Form 10-K
period 2002-12-31
ORTHOFIX INTERNATIONAL N V
filed 2003-03-31
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

      Netherlands Antilles                              N/A
---------------------------------       ----------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    7 Abraham de Veerstraat
            Curacao
      Netherlands Antilles                              N/A
---------------------------------       ----------------------------------------
     (Address of principal                           (Zip Code)
      executive offices)

                              599-9-4658525
                        --------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.10 par value

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [ X ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ X ] No [ ]

The aggregate market value of registrant's common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, June 28, 2002, as reported by the Nasdaq National Market, was approximately $230.5 million. Shares of common stock held by executive officers and directors and persons who own 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of March 25, 2003, 14,068,972 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                           Page
                                                                           ----

PART I........................................................................3
     Item 1.      Business....................................................3
     Item 2.      Properties.................................................22
     Item 3.      Legal Proceedings..........................................23
     Item 4.      Submission of Matters to a Vote of Security Holders........24
PART II......................................................................25
     Item 5.      Market for Registrant's Common Equity and
                    Related Stockholder Matters..............................25
     Item 6.      Selected Financial Data....................................27
     Item 7.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............28
     Item 7A.     Quantitative and Qualitative Disclosures
                    About Market Risk........................................36
     Item 8.      Financial Statements and Supplementary Data................36
     Item 9.      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................36
PART III.....................................................................37
     Item 10.     Directors and Executive Officers of the Registrant.........37
     Item 11.     Executive Compensation.....................................39
     Item 12.     Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholders......................39
     Item 13.     Certain Relationships and Related Transactions.............39
     Item 14.     Controls and Procedures....................................39
PART IV......................................................................40
     Item 15.     Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K......................................40



                           Forward-Looking Statements

         This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We would like to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

         A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under Item 1 - "Business - Risk Factors" in this Form 10-K.

                                     PART I


Item 1. Business

         In this Form 10-K, the terms "we," "us," "our," "Orthofix" and "our company" refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise. For purposes of this Form 10-K, the subsidiaries of a person include all entities that such person controls.

                                    OVERVIEW

         We design, develop, manufacture, market and distribute medical equipment, used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, and non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures. Our products also include devices for removal of the bone cement used to fix artificial implants, the ultrasonic treatment of musculoskeletal pain, bracing products and a bone substitute compound. We also produce a device for enhancing venous circulation.

         We have administrative and training facilities in the United States, the United Kingdom and Italy and manufacturing facilities in the United States, the United Kingdom, Italy and the Seychelles. We directly distribute our products in the United States, the United Kingdom, Ireland, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico and Brazil. In these and other markets, we also distribute our products through independent distributors.

         Orthofix International N.V. is a limited liability company, organized under the laws of the Netherlands Antilles on October 19, 1987. Our principal executive offices are located at 7 Abraham de Veerstraat, Curacao, Netherlands Antilles, telephone number: 599-9-465-8525. Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Our Internet website is located at http://www.orthofix.com.

Important Events in 2002 and Early 2003

         On March 4, 2003, we announced that we would complete a Share Purchase Agreement to acquire the remaining 48% minority interest in our United Kingdom distribution company, Intavent Orthofix Limited (IOL). We purchased the 48% interest from Intavent Limited (Intavent) for a cash purchase price of $20,450,000. IOL distributes Orthofix products, Laryngeal Mask products and other orthopedic products. Concurrent with the completion of the Share Purchase Agreement, we completed a Distribution Agreement with Intavent and a Guarantee Agreement with LMA International S.A. (LMA) for the supply of Laryngeal Mask products in the United Kingdom, Ireland and Channel Islands for an initial period of seven years. Mr. Robert Gaines-Cooper, Chairman of Orthofix, is a settlor of trusts, which own a 30% interest in Intavent and a 40% interest in LMA. IOL has been and will continue to be a consolidated subsidiary of Orthofix.

         On February 5, 2003, we announced that we had purchased an equity interest in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products. The investment of $1,500,000 provides Orthofix with the ability to participate in spine product research and development efforts with IST. This collaboration has already assisted us to create the next generation of dynamic bracing: Dynamic Adjustable Spine Stabilization (DASS), which will address the need of controlled bracing for post-surgical rehabilitation patients.

         On January 7, 2003, we announced that we had entered into an exclusive distribution agreement with Efratgo Limited to market the Gotfried Percutaneous Compression Plating (PC.CP) System, a minimally invasive method of fracture stabilization and fixation for hip-fracture surgery developed by Y. Gotfried, M.D. Under this agreement, we paid $1 million for the worldwide rights to market this product for four years. In addition, we will pay a royalty of up to $5 million based on future sales. We have the right to acquire all patents pertaining to this

System for $5 million. The royalty fee paid by us during the four-year licensing period will be applied against the purchase price of the patents. The major benefits of this new approach to hip-fracture surgery include (1) a significant reduction of complications due to a less traumatic operative procedure; (2) reduced blood loss and less pain (important benefits for the typically fragile and usually elderly patient population who often have other medical problems); and (3) faster recovery, with patients often being able to bear weight a few days after the operation and improved post-operative results.

         On October 15, 2002, we announced that the United States Patent and Trademark Office had issued re-examination certificates validating four U.S. vascular patents that we own. We filed a motion asking the U.S. District Court in San Antonio, Texas to proceed expeditiously with our long-pending patent infringement suit against Kinetic Concepts Inc. and KCI New Technologies Inc. In February 2003, we received from the court a Scheduling Order that will govern this matter through September 30, 2003. See Item 3 - "Legal Proceedings."

         On February 15, 2002, we announced the selection of Ernst & Young LLP as our new independent auditors to audit our financial statements for the year ending December 31, 2002. Ernst & Young replaced PricewaterhouseCoopers, or PwC, upon PwC's completion of its audit of our financial statements for the year ended December 31, 2001. See Item 9 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

         On January 10, 2002, we established a joint venture, OrthoRx Inc. OrthoRx Inc. provides to patients orthopedic durable medical equipment products built around physician protocols that specify the treatment and product required for each patient. OrthoRx Inc. is vendor-neutral, which means that the product requested by the physician is the exact product given to the patient. OrthoRx Inc. arranges supply agreements for the products specified by the referring physicians. See "Joint Venture - OrthoRx."

         In 2002, we purchased the remaining 15% interest in Orthosonics Limited that we did not own. Orthosonics became our wholly-owned subsidiary after the purchase. See Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources," and
Note 2 to the Consolidated Financial Statements.

Business Strategy

         Our business strategy is to offer innovative, cost-effective orthopedic products that are minimally invasive and that reduce patient suffering and healthcare costs. We intend to continue to expand applications for our products by utilizing synergies among our core technologies. We expect to expand our product offerings through product acquisition and licensing agreements as well as through our own product development efforts. We will leverage our sales and distribution network by selling our products in all markets that are available to them. We will continue to enhance physician relationships through extensive education efforts and strengthen contracting and reimbursement relationships through our dedicated sales and administration staff.

Products

         We have two reportable geographic markets: (1) the Americas, which includes our direct operations in the United States, Mexico and Brazil, and (2) International, which includes our direct and distributor operations in the rest of the world. Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products, including orthopedic devices (31%), stimulation products (45%) and vascular products (12%), accounted for 88% of our total net sales in 2002. Sales of non-orthopedic products, including some vascular products and the Laryngeal Mask product, accounted for 12% of our total net sales in 2002.

         The following table identifies our products by trade names within product groups and describes their primary applications:




         Product                                Primary Application

         Orthopedic Devices
         Orthofix                               external and internal fixation,
                                                including DAF, ProCallus,
                                                XCaliber and nailing systems
         Osteogenics BoneSource                 bone substitute material
         OSCAR                                  ultrasonic bone cement removal
         Orthotrac                              pneumatic vest used to reduce
                                                pressure on the spine
         EZ Brace                               rigid external brace for spine
                                                stabilization
         STORM and VacoSplint                   advanced bracing fitted for
                                                fracture and tendon repair
         ISKD                                   internal limb-lengthening device
         PC.CP                                  percutaneous compression plating
                                                system for hip fracture
         Cemex                                  bone cement
         SEM Prosthetic Devices                 prostheses

         Stimulation Products
         Spinal-Stim                            PEMF non-invasive spinal fusion
                                                bone growth stimulation
         Physio-Stim                            PEMF non-invasive bone growth
                                                stimulation

         Vascular Therapy Products
         A-V Impulse System                     enhancement of venous
                                                circulation

         Non-Orthopedic Products
         Laryngeal Mask                         maintenance of airway during
                                                anesthesia
         Other                                  several non-orthopedic products
                                                for which various Orthofix
                                                subsidiaries hold distribution
                                                rights

         We have proprietary rights over all of the above products with the exception of the Laryngeal Mask, Cemex, SEM prosthetic devices, STORM/VacoSplint, ISKD and PC.CP. We have the exclusive distribution rights for the Laryngeal Mask, Cemex and SEM prosthetic devices in Italy, for the Laryngeal Mask in the United Kingdom and Ireland, for the STORM/VacoSplint bracing in the United States and for the ISKD and PC.CP systems worldwide.

         We have trademarked the following products and services: Orthofix(R), ProCallus(R), Orthotrac(TM), XCaliber(TM), OASIS(TM), EZBrace(TM), Spinal-Stim(R), and Physio-Stim(R).

Product Sales

         The following tables display the net sales by geographic destination and by geographic origination, net of intercompany eliminations, for each of our geographic markets and by each of our product groups for the three most recent fiscal years ended December 31, 2002. We provide net sales by geographic destination and by product group for information purposes only. We maintain our books and records by geographic origination.

         Geographic Destination:

                                                    Year ended December 31,
                                                      (In US$ thousands)
                                2002                          2001                         2000
                     ---------------------------   ---------------------------  ---------------------------
                                   Percent of                    Percent of                   Percent of
                      Net Sales  Total Net Sales    Net Sales  Total Net Sales   Net Sales  Total Net Sales
                     ---------- ----------------   ---------- ----------------  ---------- ----------------
Americas             $122,911           69%         $113,034          70%         $ 87,374          66%
International          54,684           31%           49,326          30%           44,408          34%
                     ---------- ----------------   ---------- ----------------  ---------- ----------------
Total                $177,595          100%         $162,360         100%         $131,782         100%
                     ---------- ----------------   ---------- ----------------  ---------- ----------------
                     ---------- ----------------   ---------- ----------------  ---------- ----------------



         Geographic Origination:


                                                          Year ended December 31,
                                                            (In US$ thousands)
                                    2002                          2001                            2000
                    ------------------------------  ----------------------------  -----------------------------------
                                       Percent of                    Percent of                     Percent of
                       Net Sales        Total Net     Net Sales       Total Net       Net Sales      Total Net
                                          Sales                         Sales                          Sales
                    --------------  --------------  -------------  -------------  ---------------  ------------------
Americas             $102,850              58%        $ 93,995           58%          $ 72,025          55%
International          74,745              42%          68,365           42%            59,757          45%
                    --------------  --------------  -------------  -------------  ---------------  ------------------
Total                $177,595             100%        $162,360          100%          $131,782         100%
                    --------------  --------------  -------------  -------------  ---------------  ------------------
                    --------------  --------------  -------------  -------------  ---------------  ------------------


         Product Groups:

                                                             Year ended December 31,
                                                                (In US$ thousands)
                                      2002                           2001                           2000
                       ------------------------------  ----------------------------  ------------------------------
                                        Percent of                     Percent of                       Percent of
                                         Total Net                      Total Net                        Total Net
                          Net Sales       Sales          Net Sales       Sales          Net Sales         Sales
                       --------------  --------------  -------------  -------------  ---------------  -------------
Orthopedic
  Devices                $ 54,838          31%           $ 49,188         30%          $ 41,814            32%
  Stimulation              79,828          45%             71,715         44%            57,079            43%
  Vascular(1)              21,879          12%             21,052         13%            16,868            13%
                       --------------  --------------  -------------  -------------  ---------------  -------------
Total Orthopedic          156,545          88%            141,955         87%           115,761            88%

Non-Orthopedic
  Vascular(1)               3,861           2%              3,715          2%             2,977             2%
  Other                    17,189          10%             16,690         11%            13,044            10%
                       --------------  --------------  -------------  -------------  ---------------  -------------
Total Non-Orthopedic       21,050          12%             20,405         13%            16,021            12%
                       --------------  --------------  -------------  -------------  ---------------  -------------

Total                    $177,595         100%           $162,360        100%          $131,782           100%
                       --------------  --------------  -------------  -------------  ---------------  ----------------
                       --------------  --------------  -------------  -------------  ---------------  ----------------

-----------------------

(1) Approximately 85% of the revenue from vascular products is classified as from Orthopedic applications while 15% is classified as from Non-Orthopedic applications.

         Additional financial information regarding our geographic markets can be found in Note 12 to the Consolidated Financial Statements.

Orthopedic Devices

         Orthopedic Devices revenues represented 31% of our total net sales in 2002.

         The Orthofix

         For a fracture to heal properly, without misalignment or rotation, the bone must be set and fixed in the correct position. The bone must be kept stable, but not absolutely rigid, in order to alleviate pain, maintain the correct alignment and initiate the callus formation for proper healing. Fractures initially should not bear any weight, but, at the appropriate time in the healing cycle, benefit from gradually increasing micromovement, weight-bearing and function, which further stimulate the callus.

          In most fracture cases, physicians use casting, the simplest available non-surgical procedure. We believe, however, that approximately 15-20% of all fractures require surgical intervention. We initially focused on the production of external fixation devices for management of fractures that require surgery. External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body. Our fixation devices use crews that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally. The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, locked in place for stabilization. Unlike other treatments for fractures, external fixation allows micromovement at the fracture site, which is beneficial to the formation of new bone. It is among the most minimally invasive and least complex surgical options for fracture management. We market our external fixation devices in over 70 countries.

         In 2001, we introduced XCaliber fixators, a new generation alternative to our previous external fixators. The XCaliber fixators are radiolucent and are provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures. The radiolucency of XCaliber fixators allows X-rays to pass through the device and provides the surgeon with significantly improved X-ray visualization of the fracture and alignment. In addition, these three configurations cover a broad range of fractures with very little inventory. The XCaliber fixators are provided pre-assembled in sterile kit packaging.

         We have designed several other additions to our external fixation product line to address specific types of fractures. These products include:

         o fixation devices for pelvic fractures that permit quicker application in the emergency room;

         o an elbow fixator that permits early mobilization of the elbow joint while fixing the fracture itself;

         o a radiolucent wrist fixator developed to facilitate easy application, especially for use in the emergency room. This fixator is provided in sterile-kit packages with all of the instruments for surgical use; and

         o the Osteoarthritis Surgical Intervention System, or the OASIS, for younger patients suffering from the degeneration of the cartilage and bone of the knee. The OASIS is a minimally invasive system that allows gradual post-operative adjustment of the affected limb and also helps unload the damaged cartilage.

         In addition to the treatment of bone fractures, Orthofix external fixators are used to treat congenital bone deformities, such as limb length discrepancies, or deformities that result from previous trauma. To serve the highly specialized limb reconstruction market, we developed the Sheffield fixator. A Sheffield fixator is radiolucent and uses fewer components than other products for limb reconstruction. In addition, a Sheffield fixator is more stable and stronger than most competing products -- two critical concerns for a long-term limb reconstruction treatment. We believe other advantages of a Sheffield fixator over competing products include the rapid assembly, ease of use and the numerous possibilities for customization for each individual patient.

         Internal fixation devices include pins, nails and screws designed to temporarily stabilize traumatic bone injuries. These devices are used to set and stabilize fractures and are removed when healing is completed. Our three principal internal fixation devices include:

         o the Orthofix Nailing System, a nailing system for fractures of the tibia and femur that requires a surgical insertion of a metal rod into the medullary canal, the central canal of the bone, to maintain bone stability. The locking screws in the Orthofix Nailing System can be inserted mechanically and without the use of an image intensifier, resulting in a simpler operative technique. The locking screws also help reduce implant failure rates by providing significantly higher fatigue resistance than similar competing products. The tibial and femoral nails are available in all of our markets except the United States;

         o the Magic Pins Fragment Fixation System, an implant for fixing small fracture fragments, usually used for the treatment of fractures near the joints; and

        o our proprietary XCaliber bone screws, which are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue. Other screws in this proprietary line do not include the hydroxyapatite coating but offer different advantages such as patented thread designs for better adherence in hard and soft bone. We believe we have a full line of bone screws to meet the demands of the market.

         Osteogenics BoneSource

         General. We hold an exclusive license from the American Dental Association Health Foundation, or ADAHF, for technology for BoneSource, a patented hydroxyapatite cement. The licensed technology combines calcium-phosphate salts with water to produce a bone substitute that converts to hydroxyapatite, a mineral component of bone, and promotes new bone growth by resorption, a process by which hydroxyapatite is converted back into living bone. The license covers know-how, two United States patents, applications for additional patents in the United States and various foreign countries and future technology developments, whether or not patented, that are hydroxyapatite cement-related. The license is subject to the rights of the United States government under law to use the subject matter of the licensed patents for governmental purposes and to certain rights of ADAHF.

         Products. BoneSource received 510(k) clearance from the FDA for repair of certain cranial defects in July 1997. It has also obtained a CE mark for certain cranial symptoms and for use as a bone void filler in certain non-weight bearing orthopedic symptoms. A CE mark is required in order for a product to be sold or distributed in the European Union. We have licensed exclusive worldwide marketing rights for BoneSource to Stryker Corporation, which currently sells the product both in the United States and Europe.

         On April 22, 1998, we entered into agreements with Stryker under which Stryker has the right to develop, manufacture, market, and pursue regulatory approvals for BoneSource. From the date of the agreements through 2002, we have supplied BoneSource to Stryker. Beginning in 2003, Stryker will manufacture BoneSource and pay Orthofix a royalty on sales of the product.

         OSCAR (Orthosonics System for Cement Arthroscopy Revision)

         We have developed the Orthosonics System for Cement Arthroscopy Revision, or OSCAR, an ultrasonic device designed to soften and remove the bone cement used to fix artificial implants within the patient's bone. We believe that it offers a significant improvement, both in terms of cost and patient outcomes, over existing bone cement removal techniques. Existing techniques involve the use of hand chisels and manual or pneumatic hammers and drills, which generally increase the risk of femoral shaft fracture with greatly increased patient trauma and significant cost implications. OSCAR has been demonstrated to greatly reduce femoral fractures and substantially reduce cement removal times to approximately 15 to 20 minutes.

         The product was launched in the United Kingdom in 1994, and selectively elsewhere in 1995. OSCAR is now well established in the United Kingdom, and we believe it is gaining support in certain other European countries. We are expanding distribution of OSCAR in the United States through a network of independent distributors that currently covers 25 states. A new version of OSCAR was launched in 2001, which has a built-in endoscopic function for visual examination of the femoral canal.

         Orthotrac

         The Orthotrac pneumatic vest is the first clinically validated, non-operative treatment device that delivers external, self-administered spinal "unloading", or upper body weight transfer resulting in reduced pressure on the lumbar spine. The Orthotrac pneumatic vest employs patented, pneumatic lifts that decompress lumbar discs and associated soft tissue structures, and can significantly improve the quality of life for lower back pain sufferers. Since patients remain mobile and ambulatory during their use of the Orthotrac pneumatic vest, they are free to participate more actively in daily functional activities, physical therapy and return-to-work programs or prescribed exercise routines.

         The Orthotrac pneumatic vest is designed for the patient who is not responding to conservative care, who is not presently an appropriate surgical candidate and who has a consistent history of worsening back pain symptoms.

         EZ Brace

         We manufacture the EZ Brace spine brace for patients, either post-operative or non-operative, who require rigid external support for spine stabilization. The product is designed to be a comfortable, easy on-off, external bracing system. EZ Brace is available for mid- and low-back applications.

         STORM and VacoSplint

         In 2002, we introduced the STORM and the VacoSplint, two new products for foot and ankle fractures, to the United States market. The VacoSplint is a post-injury or post-operative non-weight-bearing splinting device for lower leg and foot injuries. The STORM (Stabilization Orthosis allowing Range of Motion) is a cast replacement and functional brace for foot and ankle fractures. Like traditional devices, the STORM immobilizes the joint. These two products are enhancements to the Vacoped product we introduced in 2001. Both the STORM and the VacoSplint are manufactured by OPED GmbH in Germany, a subsidiary of OPED, AG. We have exclusive distribution rights for these products in the United States. Orthofix International NV holds a 10% equity interest in privately held OPED, AG, which it acquired in 2000 for $2.5 million.

         ISKD (Intramedullary Skeletal Kinetic Distractor)

         The Intramedullary Skeletal Kinetic Distractor, or ISKD, system is a patented, internal limb-lengthening device that uses a magnetic sensor to monitor limb-lengthening progress on a daily basis. The ISKD system is an expandable tubular structure that is completely implanted inside the bone to be lengthened. Only the patient and surgeon need know the bone is being lengthened. Once implanted, the ISKD system lengthens the patient's bone gradually, and, after lengthening is completed, the system stabilizes the lengthened bone. This product received 510(k) clearance from the FDA in 2001 and is being introduced in the United States and Europe on a controlled basis. We have the exclusive worldwide distribution rights for this product.

         PC.CP (Gotfried Percutaneous Compression Plating System)

         The Gotfried Percutaneous Compression Plating, or PC.CP, System is a minimally invasive method of fracture stabilization and fixation for hip-fracture surgery developed by Y. Gotfried, M.D. Under our exclusive distribution agreement with Efratgo Limited to market the PC.CP System, Orthofix has the right to license the product worldwide, and the option to purchase the technology.

         There is growing concern about the mortality and complications associated with hip fractures and their cost to society. Recently published papers detailing clinical results using currently available systems indicate that only 40% of patients regain their pre-operative mobility. In contrast, the PC.CP System has been shown to increase this percentage to 83% in a clinical study of 118 patients ranging in age from 58-98 years whose hip-fracture surgery utilized the PC.CP System.

          Traditional hip-fracture surgery can require a 5-inch-long incision down the thigh, but the new PC.CP System involves two smaller incisions, each less than one inch long. The PC.CP System then allows a surgeon to work around most muscles and tendons rather than cutting through them. Major benefits of this new approach to hip-fracture surgery include (1) a significant reduction of complications due to a less traumatic operative procedure; (2) reduced blood loss and less pain (important benefits for the typically fragile and usually elderly patient population, who often have other medical problems); and (3) faster recovery, with patients often being able to bear weight a few days after the operation and improved post-operative results.

         Other

         Cemex, a product of Tecres S.p.A., is a bone cement used by surgeons to repair hip and knee prostheses once they have been inserted. We have the exclusive distribution rights for Cemex in Italy.

         In addition, the SEM prosthetic devices, produced by SEM S.A., offer prostheses for the hip, knee and shoulder. We have the exclusive distribution rights for SEM prosthetic devices in Italy.

Stimulation Products

         Stimulation Products revenues represented 45% of our total net sales in 2002.

         General

         A bone's regenerative power results in most fractures healing naturally within a few months. In certain situations, however, fractures do not heal or heal slowly, resulting in non-unions. Traditionally, orthopedists have treated such fracture conditions surgically, often by means of a bone graft with fracture fixation devices, such as bone plates, screws or intramedullary rods. These are examples of "invasive" treatments. In the 1950s, scientists discovered that, when human bone is broken, it generates an electrical field. This low-level electrical field activates the body's internal repair mechanism, which in turn stimulates bone healing. In some patients, this healing process is impaired or absent and the fracture fragments may not mend properly, resulting in a non-union. Orthofix's patented bone growth stimulators use a low-level of pulsed electromagnetic field, or PEMF, signals to activate the body's natural healing processes and have proven successful in treating fracture non-unions. The stimulation products that we currently market apply bone growth stimulation without implantation or other surgical procedures.

         We currently market two stimulation products, Spinal-Stim and Physio-Stim. Spinal-Stim is designed to enhance the success rate of spinal fusions and Physio-Stim is designed to treat non-union fractures. These devices are portable and are intended to be used as part of home treatment programs prescribed by physicians. The attending medical staff can instruct the patient regarding operation of the products and the appropriate duration of daily treatments. The overall length of treatment is determined by the prescribing physician, but we would expect it to be between three and nine months in duration.

         The technology used in our stimulation products uses a pulsating electric current to enhance the growth of bone tissue following surgery or bone fracture. Our stimulation products are placed externally over the site to be healed. These products generate a low level of PEMF signals that induce low pulsating current flow into living tissue and cells exposed to the energy field of the products. This pulsating current flow is believed to change enzyme activities, induce mineralization, enhance vascular penetration and result in a process resembling normal bone growth at the spinal fusion or fracture site.

         Spinal-Stim

         Spinal-Stim was the first non-invasive spinal fusion stimulator system commercially available in the United States. Spinal-Stim is designed for treatment of the lower thoracic and lumbar regions of the spine. Some spine fusion patients are at greater risk than most patients with non-healing fractures due to risk factors such as smoking, obesity or multiple levels of spine fusion. For these patients, bone growth stimulation using Spinal-Stim Lite, the second generation of the Spinal-Stim product line, has been shown to increase the probability of fusion, without the need for additional surgery. More than 106,000 patients have been treated using Spinal-Stim since the product was introduced in 1990. We received FDA clearance and introduced a new model of Spinal-Stim in 1997. The device uses proprietary technology to generate a PEMF signal from a 9-volt battery, thus eliminating the need for rechargeable battery packs and chargers. Our FDA approval to market Spinal-Stim commercially is for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery. The recommended minimum daily treatment time for Spinal-Stim is two hours. We have completed the enrollment in our investigational study to obtain pre-marketing FDA approval for a cervical spine indication using the PEMF signal. The study started in the first quarter of 1999 and is expected to conclude in the second half of 2003. In addition to the direct sales of this product by our sales force, the Spinal-Stim Lite is also distributed in the United States by Medtronic Sofamor Danek Group.

         Physio-Stim

         In some fracture patients, such as patients who smoke, the fracture healing process is impaired or absent and the fracture fragments may not mend properly, resulting in a non-union. Orthofix manufactures its second generation of the Physio-Stim product line, the Physio-Stim Lite, a bone growth stimulation device which has proved to be successful in treating many fracture non-unions. Our patient data shows that 8 out of 10 patients with fracture non-unions that use Physio-Stim Lite are healed by our product without additional invasive surgical treatment. The system offers portability, long-term battery operation, integrated component design, patient monitoring capabilities and ability to cover a large treatment area without factory calibration for specific patient application. More than 74,000 patients have been tested using Physio-Stim since the product was introduced in 1986. Physio-Stim uses a proprietary technology to generate a PEMF signal from a 9-volt battery, thus eliminating the need for rechargeable battery packs and chargers. The result is a self-contained, very light and ergonomic device with a three hour per day wear time that we believe makes the unit significantly easier and more comfortable to use than competing products. The comprehensive Physio-Stim Lite product line treats all the small and long bones, with a current redesign for the treatment of the pelvis. Physio-Stim also features a compliance monitoring system that provides hard copy printouts of patient files. In addition to the direct sales of this product by our sales force, the Physio-Stim Lite is also distributed in the United States by BREG, Inc. and Royce Medical Company.

Vascular Therapy Products

         Vascular Therapy Products revenues represented 14% of our total net sales in 2002, consisting of 12% from orthopedic applications and 2% from non-orthopedic applications. That is, within the Vascular Therapy Products group, approximately 85% of the net sales is classified as from orthopedic applications while 15% is classified as from non-orthopedic applications.

         A-V Impulse System

         We manufacture and distribute the A-V Impulse System family of foot and hand pumps, a non-invasive method of reducing post-operative pain and swelling and deep vein thrombosis, or the formation or presence of a blood clot. The A-V Impulse System consists of an electronic controller attached to a special inflatable slipper or glove, or to an inflatable bladder within a cast, which promotes the return of blood to the veins and the inflow of blood to arteries in the patient's arms and legs. The device operates by intermittently impulsing veins in the foot or hand, as would occur naturally during normal walking or hand clenching. Conventionally, in order to reduce the incidence of deep vein thrombosis, heparin or related pharmacological products have been administered during and after operations. The A-V Impulse System has been demonstrated to give prophylactic benefits that are comparable to the forms of pharmacological treatment, but without their adverse side effects, the most serious of which typically is bleeding. The A-V Impulse System is distributed in the United States by Kendall Healthcare Products. Outside the United States, the A-V Impulse System is sold directly by our distribution subsidiaries in the United Kingdom, Italy and Germany and through selected distributors in the rest of the world.

Other Products

         Other Products, excluding non-orthopedic vascular products, represented 10% of our total net sales in 2002.

         The Laryngeal Mask

         The Laryngeal Mask, a product of The Laryngeal Mask Company, is an anesthesia medical device used for establishing and maintaining the patient's airway during an operation. We have exclusive distribution rights for the Laryngeal Mask in the United Kingdom, Ireland and Italy.

         Other

         We hold distribution rights for several other non-orthopedic products including Sulzer heart valves in Mexico, Mentor breast implants in Brazil and women's care products in the United Kingdom.

Joint Venture

         OrthoRx

         In 2000, we commenced operation of OrthoRx, a full service durable medical equipment distribution and billing activity business. OrthoRx provides to patients orthopedic durable medical equipment products built around physician protocols that specify the treatment and product required for each patient. The business is vendor-neutral, which means that the product requested by the physician is the exact product given to the patient. OrthoRx arranges supply agreements for the products specified by the referring physicians. During 2001, Orthofix had underway a market evaluation of the business model. On January 10, 2002, we established a joint venture, OrthoRx Inc. The OrthoRx joint venture is headquartered in Plano, Texas, where the business processes insurance authorizations, maintains inventory levels, and processes product billing and collections, which is intended to allow individual OrthoRx service centers to focus on patient interaction and physician follow-up. The prototype for the joint venture has been operating in St. Louis, Missouri since January 2000. Initial plans identified 40 potential markets for these centers. Prior to the formation of the joint venture, the operations of OrthoRx were included in our financial statements. In 2001, sales from the OrthoRx business were approximately $2.0 million. In 2002, the OrthoRx joint venture recorded sales of $3.1 million. We initially invested $3.0 million for a 45% share of the joint venture through a combination of $2.0 million in cash, and $1.0 million in contributed assets. In November 2002, we invested an additional $1.0 million of cash which raised our ownership stake to 46%.

Product Development, Patents and Licenses

         We maintain a continuous interactive relationship with the main orthopedic centers in the United States, Europe, Japan and South and Central America, including research and development centers such as Wake Forest University in the United States and the University of Verona in Italy. Several of the products that we market have been developed through these collaborations. In addition, we regularly receive suggestions for new products from the scientific and medical community. We also receive a substantial number of requests for the production of customized items, some of which have resulted in new products. We believe that our policy of accommodating such requests enhances our reputation in the medical community.

         Our research and development departments are responsible for new product development and regularly consult with a group of internal and designated external experts. The expert group advises these departments on the long-term scientific planning of research and development and also evaluates our research programs. Our primary research and development facilities are located in Verona, Italy, McKinney, Texas, Winston-Salem, North Carolina and Andover, United Kingdom.

         In 2002, 2001 and 2000, we spent $7.5 million, $7.0 million and $6.9 million, respectively, on research and development.

         In January 2002, we agreed to provide approximately $2.0 million to Orthopedic Research and Education Foundation to fund a four-year study to define the molecular and cellular mechanism underlying bone-healing in response to pulsed electromagnetic field (PEMF) technology. This study is being conducted at the Lerner Research Institute of the Cleveland Clinic Foundation and is entitled "Optimizing Bone-Healing Using PEMF," which also seeks to identify specific signal characteristics that are causally related to a bone-healing response to PEMF technology in order to optimize the PEMF signal.

         On February 5, 2003, we announced that we had purchased an equity interest in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products. The investment of $1.5 million provides Orthofix with the ability to participate in spine product research and development efforts with IST. This collaboration has already assisted us to create the next generation of dynamic bracing: Dynamic Adjustable Spine Stabilization (DASS), which will address the need of controlled bracing for post-surgical rehabilitation patients.

Patents, Trade Secrets and Licenses

         We rely on a combination of patents, trade secrets, license agreements and non-disclosure agreements to protect our proprietary intellectual property. We own numerous U.S. and foreign patents and have numerous pending patent applications and license rights regarding patents held by third parties. Our primary products are patented in all major markets in which they are sold. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage or protections. Third parties might also obtain patents that would require licensing by us for the conduct of our business. We rely on confidentiality agreements with key employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology that we seek to protect.

         We license certain orthopedic products from third parties. We have acquired rights under such licenses in exchange for lump-sum payments or arrangements under which we pay to the licensor a percentage of sales. However, there is no assurance that these licenses will continue to be made available to us on terms that are acceptable to us or at all. The terms of our license agreements vary in length from three years to the life of product patents or the economic life of the product. These agreements generally provide for royalty payments and termination rights in the event of a material breach.

         We also license certain of our products to others. Pursuant to our license agreement with Stryker for BoneSource, we manufactured and sold BoneSource to Stryker through 2002 and received a royalty based on Stryker's revenues from BoneSource sales. Beginning in 2003, Stryker will manufacture BoneSource and continue to pay us a royalty based on sales of the product.

Government Regulation

         Sales of medical devices, including our orthopedic products, are subject to U.S. and foreign regulatory requirements that regulate the development, approval, testing, manufacture, labeling, marketing and sale of medical products, which vary widely from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

         Our products are subject to the regulatory powers of the FDA pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act, or the 1976 Amendments, the Safe Medical Devices Act of 1990, and regulations issued or proposed hereunder. With the exception of our stimulation products, our products fall into FDA classifications that require less review by the FDA pursuant to Section 510(k) of the 1976 Amendments than devices that require pre-market approval applications. Our stimulation products are classified as Class III by the FDA, and have been approved for commercial distribution in the United States following the submission of the required pre-market approval applications.

         The medical devices that we develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained all necessary clearances for the manufacture and sale of our products and that they are generally in compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. If the FDA came to believe that we were not in compliance with applicable law or regulations, it could institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against us, our officers or our employees and could recommend criminal prosecution to the Department of Justice. In addition, the regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs if the FDA lengthens review times for new devices.

         Moreover, foreign governmental authorities have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by foreign governmental authorities in the future. We cannot predict whether U.S. or foreign government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The European Commission, or EC, has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these new regulations, manufacturing plants must have received CE certification from a "notified body" in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a "CE" mark. Products covered by the EC regulations that do not bear the CE mark cannot be sold or distributed within the European Union. We have received certification for all currently existing manufacturing facilities and products.

         We devote significant time, effort and expense to addressing government and regulatory requirements applicable to our business. We believe our operations are in material compliance with applicable law. Our profitability depends in part upon our and our distributors' ability to obtain and maintain all necessary certificates, permits, approvals and clearances from U.S. and foreign regulatory authorities and to operate in compliance with applicable regulations.

Sales and Marketing

         General

         We believe demographic trends, principally in the form of an aging population in the major healthcare markets of the United States, Western Europe and Japan, together with our focus on innovative, minimally invasive products, will continue to have a positive effect on the demand for our products.

         In 2002, the Americas and its principal market, the United States, accounted for 69% of our total net sales. We distribute all of our stimulation products and most of our orthopedic products in the United States through a sales force of approximately 180 representatives made up of direct sales people and independent distributors. Independent distributors receive a commission per sale that is substantially similar to the commissions paid to our direct sales people. In addition, we have non-exclusive distribution agreements for the Spinal-Stim Lite with Medtronic Sofamor Danek Group and for the Physio-Stim Lite with BREG, Inc. and Royce Medical Company. The A-V Impulse System is distributed in the United States under an exclusive, long-term distribution agreement with Kendall Healthcare Products. Kendall Healthcare Products accounted for 10% of our total net sales in 2002 while sales through Medtronic Sofamor Danek Group accounted for approximately 7% of total net sales. Sales to all other customers were broadly distributed.

         In 2002, International accounted for 31% of our total net sales with 12% derived from the United Kingdom and 7% derived from Italy. No single international customer accounted for greater than 2% of our total net sales.

         Outside the United States, we have approximately 60 direct sales representatives who are employed by our international sales subsidiaries. We also utilize 50 independent distributors in over 70 countries in Europe, the Far East, the Middle East and Central and South America. In addition, we have a sales service group, consisting of seven sales and marketing specialists who support and regularly visit our independent distributors.

         Up through 1999, we primarily sold orthopedic devices outside the United States and primarily sold stimulation products in the United States. However, since 2000 we have been expanding our offerings of orthopedic devices in the United States and we have begun to market our stimulation products in Europe. To facilitate distribution of stimulation products in the European Union, we obtained a CE mark for our stimulation products in December 1998. For a description of CE marks, please see Item 1 - "Business - Government Regulation."

         In general, we seek to market our products principally to medical professionals who are the decision makers in their patients' treatment. This focus is designed to complement our product development and marketing strategy, which seeks to encourage and maintain interactive relationships with leading orthopedic, trauma and other surgeons. These relationships have enabled us to introduce design improvements and create innovative products that meet the needs of surgeons and patients, thereby expanding the market for our products.

         Our business is generally not seasonal in nature. However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer. We do not consider backlog of firm orders to be material to an understanding of our business.

         Our products sold in the United States are either prescribed by medical professionals for the care of their patients or sold to hospitals, independent distributors or other healthcare providers, all of whom together with us may be primarily reimbursed for the healthcare products provided to patients by third-party payors, such as government programs including Medicare and Medicaid, private insurance plans and managed care programs. Our products are also sold in many other countries, such as the United Kingdom and Italy, with publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgeting constraints. Because of third-party reimbursement in the United States and the publicly funded nature of healthcare systems in other countries, accounts receivable balances and related collection periods as measured by days sales in receivables outstanding (DSO) for companies that provide healthcare products are generally longer than those of industrial or commercial companies. We believe that collection periods for our receivables are comparable with those of other international healthcare product companies.

         We provide demo units and field inventory to our direct sales representatives and independent distributors for use in their marketing and for filling customer orders. We also consign inventory to hospitals and international distributors in several countries. As of December 31, 2002, we had approximately $5.3 million in field inventory, and approximately $5.9 million in consigned inventory out of a total inventory of $23.5 million. We also had $2.3 million in demo units that at December 31, 2002 were fully amortized and classified as other long-term assets.

         We are aware of the cost constraints currently affecting healthcare markets and attempt to provide products which not only improve patient outcomes but which also meet the demanding cost requirements of hospitals, physicians' practices and third party payors.

         Orthopedic Devices

         We seek to expand awareness of the advantages of our products primarily by providing training and support to orthopedic and trauma surgeons.

         We support our sales force and distributors through specialized basic training workshops in which surgeons and sales specialists participate. We produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages in printed, video and multimedia formats. To provide additional advanced training for surgeons, we organize monthly multilingual teaching seminars at our facility in Verona, Italy. The Verona seminars, which in 2002 were attended by over 650 surgeons from around the world, include a variety of lectures from specialists as well as demonstrations and hands-on workshops. We also provide sales training at our training centers in Winston-Salem, North Carolina and McKinney, Texas. Additionally, each year many of our sales representatives and distributors independently conduct basic courses for surgeons in the application of our products.

         Stimulation Products

         We believe that the success of these products is dependent not only on the fostering of good relations with the physicians who employ them but also on being sensitive to the needs and requirements of the hospitals and third party payors to whom the products are also marketed. Private insurance companies, workers' compensation carriers, Medicare, self-insured plans, health maintenance organizations, or HMOs, and various other state, federal and private healthcare payors are the principal sources of payment for our stimulation products, although patients usually are responsible for co-payment and deductible amounts.

         In addition to providing training to our sales force, we undertake a number of marketing-related initiatives directed at increasing the focus of our sales force on third-party payors. As a result of these initiatives, we have been able to enter into a number of contracts with HMOs and other third-party payors that establish pricing and reimbursement criteria for use of our stimulation products. We market to third party payors primarily through our National Accounts Department. This Department consists of seven account specialists and one government liaison who solicit third party contracts, assist in keeping us abreast of changes in the United States healthcare marketplace and enhance and expand our relationships with third party payors.

         We operate limited guarantee programs for Physio-Stim and Spinal-Stim to heighten awareness of the healing enhancement properties of PEMF technology. These programs provide, in general, for reimbursement for the full price of the device if radiographic evidence indicates that healing is not occurring at the fracture or fusion site when the device is used in accordance with the prescribed treatment protocol.

Competition

         For orthopedic devices, our principal competitors include Synthes AG, Zimmer, Inc., Stryker Corp., Smith & Nephew plc and EBI Medical Systems, a subsidiary of Biomet, Inc. OSCAR and BoneSource compete principally with products produced by Biomet, Inc. and Norian Corporation, respectively. Our stimulation products compete principally with similar products marketed by EBI Medical Systems, OrthoLogic Corp., and Exogen, Inc., a subsidiary of Smith & Nephew plc. The principal non-pharmacological products competing with our A-V Impulse System are manufactured by Huntleigh Technology PLC and Kinetic Concepts Inc. We have filed an action against Kinetic Concepts Inc. for patent infringement. For a description of the litigation, see Item 3 - "Legal Proceedings."

         We believe that our competitive position is strong with respect to product features such as innovation, ease of use, versatility, cost and patient acceptability. We attempt to avoid competing based solely on price. Overall cost and medical effectiveness, innovation, reliability, after-sales service and training are the most prevalent methods of competition in the markets for our products, and we believe that we compete effectively in these areas, particularly with respect to cost savings resulting from the reduction of operating time and the avoidance of a second operative procedure for the removal of treatment devices.

Manufacturing and Sources of Supply

         We generally design, develop, assemble, test and package all our products, and subcontract the manufacture of a substantial portion of the component parts. Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development and marketing and still maintaining quality assurance standards.

         Although certain of our key raw materials are obtained from a single source, we believe that alternate sources for these materials are available. Adequate raw material inventory supply is maintained to avoid product flow interruptions. We have not experienced difficulty in obtaining the materials necessary to meet our production schedule.

         Our products are currently manufactured and assembled in the United States, Italy, the United Kingdom and the Seychelles. We believe that our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the United States. For a description of the regulations to which we are subject, see Item 1 - "Business - Government Regulation." We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

Capital Expenditures

         We had capital expenditures in the amount of $5.6 million in 2000, $6.8 million in 2001 and $7.1 million in 2002, principally for computer software and hardware, patents and plant and equipment, including the leasehold improvements for a new leased facility in McKinney, Texas in 2001. We currently plan to invest approximately $3.6 million in the Americas and approximately $3.5 million in International in 2003, to support the planned expansion of our business. We expect these capital expenditures to be financed principally with cash generated from operations.

Employees and Organizational Structure

         At December 31, 2002, we had approximately 667 employees worldwide, of which approximately 436 were employed within the Americas unit and approximately 231 were employed within the International unit. Our relations with our Italian employees, who numbered 61, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe that we have good relations with our employees. Of our approximately 667 employees, 381 were employed in sales and marketing functions, 123 in general and administrative, 105 in production and 58 in research and development.

                                  RISK FACTORS

         You should carefully consider the risks described below. These risks are not the only ones that our company may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Form 10-K.

We depend on our ability to protect our intellectual property and proprietary rights, but we may not be able to maintain the confidentiality, or assure the protection, of these assets.

         Our success depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that compete directly with, ours. Numerous patents covering our technologies have been issued to us, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. Some patent applications in the United States are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by several months, we may not be the first to invent, or file patent applications on, any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to, or licensed by, us may not provide adequate protection or competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

         We also rely on trade secrets, unpatented proprietary expertise and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

Third parties may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products.

         There has been substantial litigation in the medical devices industry with respect to the manufacture, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to defend against charges relating to the alleged infringement of patent or proprietary rights of third parties. Any such litigation could:

         o require us to incur substantial expense, even if the costs of our defense are covered by insurance or we are successful in the litigation;

         o require us to divert significant time and effort of our technical and management personnel;

         o result in the loss of our rights to develop or make certain products; and

         o require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties or to satisfy judgments or to settle actual or threatened litigation.

         Although patent and intellectual property disputes within the medical devices industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling some products or increase our costs to market these products. Reimbursement policies of third parties, cost containment measures and healthcare reform could adversely affect the demand for our products and limit our ability to sell our products.

         Our products are sold either directly by us to our customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers, who together with us may be reimbursed for the healthcare services provided to their patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods as determined by such third-party payor, was investigational or was used for an unapproved indication or for other reasons. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Limits put on reimbursement could make it more difficult for people to buy our products and reduce, or possibly eliminate, the demand for our products. In addition, in the event that governmental authorities enact additional legislation or adopt regulations that affect third-party coverage and reimbursement, demand for our products may be reduced with a consequent material adverse effect on our sales and profitability. It is also possible that the government's focus on coverage of off-label uses for FDA-approved devices could lead to changes in coverage policies regarding off-label uses by TriCare, Medicare and/or Medicaid. There can be no assurance that we or our distributors will not experience significant reimbursement problems in the future.

         Our products are sold in many countries, such as the United Kingdom and Italy, with publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Any increase in such constraints may have a material adverse effect on our sales and collection of accounts receivable from such sales.

We are subject to extensive government regulation that increases our costs and could prevent us from marketing or selling our products.

         The medical devices we manufacture and market are subject to rigorous regulation by the Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities. These authorities regulate the development, approval, testing, manufacture, labeling, marketing and sale of medical devices. For a description of these regulations, see Item 1 - "Business
- Government Regulation."

         For example, approval by governmental authorities, including the FDA in the United States, is generally required before any medical devices may be marketed in the United States or other countries. The process of obtaining FDA and other regulatory approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis or at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. Moreover, we cannot predict whether U.S. or foreign government regulations that may have a material adverse effect on us may be imposed in the future.

         Our profitability depends, in part, upon our and our distributors' ability to obtain and maintain all necessary certificates, permits, approvals and clearances from U.S. and foreign regulatory authorities and to operate in compliance with applicable regulations. There can be no assurance that we have obtained, will obtain or will remain in compliance with, applicable FDA and other U.S. and foreign material regulatory requirements. If the FDA or other U.S. or foreign regulatory authority determines that we were not in compliance with applicable law or regulations, it could institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against us, our officers or our employees and could recommend criminal prosecution. Any such consequences could have a material adverse effect on our business, financial condition or results of operations.

We are subject to product liability claims that may not be covered by insurance and could require us to pay substantial sums.

         We are subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid. We maintain product liability insurance coverage in amounts and scope that we believe is adequate. There can be no assurance, however, that product liability or other claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, or at all. A successful product liability claim that exceeds our insurance coverage limits could require us to pay substantial sums and could have a material adverse effect on us.

New developments by others could make our products or technologies non-competitive or obsolete.

         The orthopedic device industry in which we compete is undergoing, and is expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made. New technologies and products developed by other companies are regularly introduced into the market, which may render our products or technologies non-competitive or obsolete.

         Recent approval and introduction of Bone Morphogenic Proteins (BMPs) by Medtronic Sofamor Danek Group have begun to show some market acceptance as a substitute for autograft bone in spinal fusion surgeries. Our Spinal-Stim product is FDA approved for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery, most typically for multilevel or high-risk patients. In 2002, Medtronic Sofamor Danek Group conducted clinical studies with BMPs. Participation of physicians in the clinical studies had an adverse impact on our stimulation product sales growth in the second half of 2002. As physicians complete their participation in BMP clinical studies, we expect them to return in 2003 to their historic patterns of prescribing stimulation products. Although BMPs are considered or classified as a bone growth material, they have yet to be clinically proven to be effective in high-risk patients.

Our ability to market products successfully depends, in part, upon the acceptance of the products not only by consumers, but also by independent third parties.

         Our ability to market orthopedic products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, doctors, other healthcare providers and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers and patients.

The industry in which we operate is highly competitive.

         The medical devices industry is fragmented and highly competitive. We compete with a large number of companies, many of which have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Many of our competitors may be able to develop products and processes competitive with, or superior to, our own. Furthermore, we may not be able to successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. For more information regarding our competitors, see Item 1 - "Business - Competition."

We depend on our senior management team.

         Our success depends upon the skill, experience and performance of members of our senior management team, who have been critical to the management of our operations and the implementation of our business strategy. We do not have key man insurance on our senior management team, and the loss of one or more key executive officers could have a material adverse effect on our operations and development.

Termination of our existing relationships with our independent distributors could have an adverse effect on our business.

         We sell our products in certain countries through independent distributors. Each distributor has the exclusive right to sell our products in its territory and is generally prohibited from selling any products that compete with ours. The term of our distribution agreements varies in length from one to ten years. Under the terms of our distribution agreements, each party has the right to terminate in the event of a material breach and we generally have the right to terminate if the distributor does not meet agreed sales targets or fails to make payment on time. Any termination of our existing relationships with independent distributors could have an adverse effect on our business unless and until alternative distribution arrangements are put in place.

We face risks related to foreign currency exchange rates.

         Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our foreign currency and receivables denominated in foreign currency are greater or less than our liabilities denominated in foreign currency, we have foreign exchange exposure. We have substantial activities outside of the United States that are subject to the impact of foreign exchange rates. The impact of foreign exchange rates or sales outside of the United States was to increase net sales $1.5 million for 2002 primarily as the result of a stronger Euro and U.K. Sterling against the U.S. dollar. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future.

We are subject to differing tax rates in several jurisdictions in which we operate.

         We have subsidiaries in several countries. Certain of our subsidiaries sell products directly to other Orthofix subsidiaries or provide marketing and support services to other Orthofix subsidiaries. These intercompany sales and support services involve subsidiaries operating in jurisdictions with differing tax rates. Tax authorities in such jurisdictions may challenge our treatment of such intercompany transactions under the residency criteria, transfer pricing provisions or any other aspects of their respective tax laws. If we are unsuccessful in defending our treatment of intercompany transactions, we may be subject to additional tax liability or penalty, which would adversely affect our profitability.

Provisions of Netherlands Antilles law may have adverse consequences to our shareholders.

         Our corporate affairs are governed by our Articles of Incorporation and the corporate law of the Netherlands Antilles (Articles 33-115 of the Commercial Code of the Netherlands Antilles, or CLNA). Although some of the provisions of the CLNA resemble some of the provisions of the corporation laws of a number of states in the United States, principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if Orthofix were incorporated in a jurisdiction within the United States. For example, there is no statutory right of appraisal under Netherlands Antilles commercial law nor is there a right for shareholders of a Netherlands Antilles corporation to sue a corporation derivatively. In addition, we have been advised by Netherlands Antilles counsel that it is unlikely that (1) the courts of the Netherlands Antilles would enforce judgments entered by U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws and (2) actions can be brought in the Netherlands Antilles in relation to liabilities predicated upon the U.S. federal securities laws.

Our business is subject to economic, political and other risks associated with international sales and operations.

         Since we sell our products in many different countries, our business is subject to risks associated with doing business internationally. Net sales outside the United States represented 34% of our total net sales in 2002. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

         o    changes in foreign currency exchange rates;

         o changes in a specific country's or region's political or economic conditions;

         o trade protection measures and import or export licensing requirements or other restrictive actions by foreign governments;

         o    consequences from changes in tax laws;

         o    difficulty in staffing and managing widespread operations;

         o    differing labor regulations;

         o    differing protection of intellectual property; and

         o    unexpected changes in regulatory requirements.

Item 2.  Properties

         The Company's principal facilities are:

Facility                                                   Location                          Square Feet      Ownership
--------                                                   --------                          -----------      ---------
Manufacturing, warehousing, distribution and research      McKinney, TX                      70,000           Leased
and development facility for Stimulation and Bracing
Products and administrative facility for Orthofix Inc.

Research and development, component manufacturing,         Verona, Italy                     38,000           Owned
quality control and training facility for fixation
products and sales management and administrative
facility for Italy

Research and development, training and technology          Winston-Salem, NC                 7,600            Leased
facility

Administrative offices for Orthofix International,         Huntersville, NC                  7,300            Leased
N.V. and Orthofix Inc.

Administrative offices for Orthofix International,         Henley, England                   1,480            50% Owned
N.V.

Administrative offices for Orthofix Ltd.                   Guildford, England                8,000            Leased

Sales management for OSCAR product and administrative      South Devon, England              2,500            Leased
offices for Orthosonics

Administrative offices for A-V Impulse product             Andover, England                  9,000            Leased

Sales management, distribution and administrative          Maidenhead, England               9,000            Leased
facility for United Kingdom

Sales management, distribution and administrative          Mexico City, Mexico               3,444            Leased
facility for Mexico

Sales management, distribution and administrative          Sao Paulo, Brazil                 1,300            Owned
facility for Brazil

Sales management, distribution and administrative          Gentilly, France                  3,854            Leased
facility for France

Sales management, distribution and administrative          Valley, Germany                   3,000            Leased
facility for Germany

Sales management, distribution and administrative          Steinhausen, Switzerland          1,180            Leased
facility for Switzerland

Assembly and packaging facility for fixation products      Victoria, Mahe, Seychelles        5,597            Leased

Item 3.  Legal Proceedings
--------------------------

         Except as described below, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

EBI Litigation

         On January 21, 2000, defendants Biomet, Inc. and Electro-Biology, Inc. paid $64.2 million to satisfy a judgment in favor of Orthofix S.r.l., Inter Medical Supplies Limited, and Orthofix Inc. for breaching three contracts, tortiously interfering with an existing contract and prospective contracts, infringing registered trademarks, defaming those companies and their employees, and unfairly competing with them in the marketing of Orthofix's external bone fixator. The $64.2 million payment satisfied the outstanding judgment and completed the EBI litigation. Net of contingent legal and other costs, Orthofix received $38.0 million before tax and $29.9 million after tax from the litigation.

Earnout and Bonus Litigation

         On December 4, 1998, the special committee, or the Review Committee, established to determine the amount of any contingent contract rights under the Merger Agreement, dated May 8, 1995, between Orthofix International and American Medical Electronics, or AME, in settlement of all claims of the holders of record of AME common stock and the options and warrants to acquire such stock as of August 21, 1995, unanimously determined that Orthofix International would pay to the AME record holders an earnout of $500,000 plus interest and 12% of the net recovery received from the EBI litigation (described in the preceding paragraph), up to a maximum of $5,500,000, plus interest. The Review Committee has not calculated the amount of the capped figure, but Orthofix International believes it is between $5,000,000 and $5,500,000. An arbitrator acting under the auspices of the American Arbitration Association, or AAA, subsequently entered a consent award based on the Review Committee's determination.

         On January 29, 1999, two couples who owned shares of AME common stock commenced a civil action in Colorado federal court against Orthofix Inc. and the members of the Review Committee seeking, among other relief, the maximum earnout and bonus under the Merger Agreement of $18 million plus interest. The plaintiffs also seek to represent all AME record holders. Clarence Frere, Louise Frere, Joseph Mooibroek and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99-S-445 (D. Colo.). In a related action, commenced on June 2, 1999, the same plaintiffs filed a motion in the United States District Court for the Southern District of New York seeking to intervene in the AAA arbitration and vacate the consent award. Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99 Civ. 4049 (S.D.N.Y.). The two actions have been consolidated in the New York federal court and Orthofix International has been added as a party.

         We are vigorously defending against the two consolidated actions. Thus far, one of the two actions has been resolved in favor of the Company and a briefing schedule on pre-answer motions has been set in the other action. Specifically, in the arbitration review action, the New York federal court on July 12, 2002 denied the motion to vacate the consent award. In the action transferred from Colorado to New York, plaintiffs served an amended complaint and a motion for leave to do so on February 13, 2003. The Company responded on March 14, 2003. The Company anticipates that the motion will be submitted to the New York court in the late spring or early summer of 2003 and that the court will decide the motion in the succeeding months. We have previously set aside approximately $5.0 million plus accrued interest for settlement of this matter.

KCI Litigation

         Novamedix Limited, a wholly owned U.K. subsidiary of Orthofix International, which markets the A-V Impulse System, filed an action on February 21, 1992 against Kinetic Concepts Inc., or KCI, alleging infringement of United States Patent Nos. Re 32,939; Re 32,940; 4,696,289; and 4,721,101 (the
"Patents"), breach of contract,
and unfair competition. Novamedix Limited v. Kinetic Concepts Inc., United States District Court for the Western District of Texas, San Antonio Division, Civil Action No. SA-92-CA-0177. In April, 2000, Novamedix Distribution Limited, a wholly owned Cyprus subsidiary of Orthofix, was added as a party plaintiff. In this action, Novamedix Limited and Novamedix Distribution Limited (collectively, "Novamedix") seeks a permanent injunction enjoining further infringement of the Patents by KCI. Novamedix also seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engages in inequitable conduct before the United States Patent and Trademark Office, fraud as to KCI, and common law and statutory unfair competition against KCI. KCI seeks a declaratory judgment that the Patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas has restored the litigation to active status, and has provided a Scheduling Order that will govern this matter. KCI has sought to add a charge of infringement against Novamedix under a recently issued KCI patent but that request was denied on a procedural basis. KCI retains the right to seek enforcement of its patent in a separate proceeding.

Office of Inspector General Investigation

         On April 17, 2001, we received an administrative request for records from the Office of the Inspector General of the United States Department of Health and Human Services. On June 20, 2001, we received a similar administrative request for records from the Office of the Inspector General of the United States Department of Defense.

         We have cooperated with government representatives throughout the inquiry. We continue to believe the primary focus of the United States government's inquiry concerns the appropriateness of claims we submitted to federal health programs for the off-label use of our FDA-approved pulsed electronic magnetic field device, and billing and coding for its off-label use.

         Our outside counsel have presented to government representatives several letters describing our coding and billing practices for the off-label use of our pulsed electronic magnetic field device, and have discussed our understanding of Medicare, Medicaid and CHAMPUS/TriCare rules with respect to the off-label use of FDA-approved devices. We do not believe that resolution of this matter will have a material adverse effect on our financial condition or cash flows. The resolution, which we expect to occur in 2003, could have a material adverse effect on our results of operations in the period in which it occurs.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

Market for Our Common Stock

         Our common stock is traded on the Nasdaq National Market under the symbol "OFIX." The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq for each of the two most recent fiscal years ended December 31, 2002. As of March 25, 2003 we had approximately 230 holders of record of our common stock.

                                           High                 Low
                                           ----                 ---
         2001
         ----
         First Quarter                    $23.06              $19.13
         Second Quarter                    27.07               22.13
         Third Quarter                     30.45               20.50
         Fourth Quarter                    37.90               26.87

         2002
         ----
         First Quarter                     41.49               32.80
         Second Quarter                    41.67               33.00
         Third Quarter                     35.97               24.68
         Fourth Quarter                    29.37               23.50

Dividend Policy

         We have not paid dividends to holders of our common stock in the past. We currently intend to retain all of our consolidated earnings to finance the continued growth of our business and have no present intention to pay dividends in the foreseeable future.

         In the event that we decide to pay a dividend to holders of our common stock with dividends received from our subsidiaries, we may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts received from our subsidiaries.

Recent Sales of Unregistered Securities

         Except as described below, there were no securities sold by us during 2002 that were not registered under the Securities Act.

         In 2002, we issued 1,449 shares of our common stock upon the exercise of warrants as described below. These warrants were initially issued by Kinesis Medical, Inc. and originally entitled the holder of warrants to purchase one share of Kinesis common stock at an exercise price per share ranging from $1.00 to $2.00. On August 15, 2000, in conjunction with our asset purchase agreement with Kinesis, each outstanding Kinesis warrant was converted into 0.05261 Orthofix warrants to purchase shares of our common stock at a price per share ranging from $19.125 to $38.25, subject to adjustment as determined by the warrant agreement. The shares of our common stock were issued as follows:

         o On January 30, 2002 we issued 395 shares of our common stock to one of our warrant holders upon the exercise of 395 of our warrants.

         o On April 10, 2002 we issued 659 shares of our common stock to one of our warrant holders upon the exercise of 659 of our warrants.

         o On July 15, 2002 we issued 395 shares of our common stock to one of our warrant holders upon the exercise of 395 of our warrants.

         These transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

Exchange Controls

         Although there are Netherlands Antilles laws that may impose foreign exchange controls on us and that may affect the payment of dividends, interest or other payments to nonresident holders of our securities, including the shares of common stock, we have been granted an exemption from such foreign exchange control regulations by the Central Bank of the Netherlands Antilles. Other jurisdictions in which we conduct operations may have various currency or exchange controls. In addition, we are subject to the risk of changes in political conditions or economic policies that could result in new or additional currency or exchange controls or other restrictions being imposed on our operations. As to our securities, Netherlands Antilles law and our Articles of Incorporation impose no limitations on the right of nonresident or foreign owners to hold or vote such securities.

Taxation

         Under the laws of the Netherlands Antilles as currently in effect, a holder of shares of common stock who is not a resident of, and during the taxable year has not engaged in trade or business through a permanent establishment in, the Netherlands Antilles will not be subject to Netherlands Antilles income tax on dividends paid with respect to the shares of common stock or on gains realized during that year on sale or disposal of such shares; the Netherlands Antilles do not impose a withholding tax on dividends paid by us. There are no gift or inheritance taxes levied by the Netherlands Antilles when at the time of such gift or at the time of death, the relevant holder of common shares was not domiciled in the Netherlands Antilles. No reciprocal tax treaty presently exists between the Netherlands Antilles and the United States.

Item 6.  Selected Financial Data
--------------------------------

         The following selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements. The financial data for the years ended December 31, 2002, 2001 and 2000 and at December 31, 2002, 2001 and 2000 should be read in conjunction with, and are qualified in their entirety by reference to, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.

                                                                              Year ended December 31,
                                                         ---------------------------------------------------------
                                                           2002        2001        2000         1999         1998
                                                           ----        ----        ----         ----         ----
                                                            (In US$ thousands, except margin and per share data)
Consolidated operating results
Net sales.........................................     $177,595    $162,360     $131,782     $121,284    $104,065
Gross profit......................................      132,776     119,408       95,993       87,733      74,572
Gross profit margin...............................          75%         74%          73%          72%         72%
Total operating income(1).........................       42,939      30,499       22,725       23,216      11,917
Net income(2).....................................       25,913      20,964       44,816       12,912      14,276
Net income per share of common stock (basic)......         1.96        1.60         3.40         0.99        1.10
Net income per share of common stock (diluted)....         1.76        1.42         3.20         0.97        1.07


Consolidated financial position                                                 As of December 31,
(at year-end)
                                                        ----------------------------------------------------------
                                                           2002        2001        2000         1999         1998
                                                           ----        ----        ----         ----         ----
                                                                    (In US$ thousands, except share data)
Total assets .....................................      220,774     188,914      190,434      136,722     122,400
Total debt........................................        7,420       5,560       10,818       14,248       9,585
Shareholders' equity..............................      168,084     138,102      132,988       89,570      78,736
Weighted average number of shares of
   common stock outstanding (basic)...............   13,196,524  13,086,467   13,182,789   13,029,834  12,966,830
Weighted average number of shares of
   common stock outstanding (diluted).............   14,685,236  14,737,567   13,986,098   13,364,127  13,291,988

---------------

(1) Total operating income for 1998 is after provision for impairment of long-held assets of $3.3 million.
(2) Net income for 2000 includes $29.9 million of nonrecurring income after tax related to the EBI litigation. For a description of the EBI litigation, see
     Item 3 - "Legal Proceedings."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

         The following should be read in conjunction with "Forward-Looking Statements" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

         The following table presents certain items in our statements of operations as a percentage of net sales for the periods indicated:


                                                           Year ended December 31,
                                        --------------------------------------------------------------
                                               2002                  2001                 2000
                                               ----                  ----                 ----
                                                (%)                  (%)                  (%)

Net sales...........................           100                  100                   100
Cost of sales.......................            25                   26                    27
Gross profit........................            75                   74                    73
Operating expenses
  Sales and marketing ..............            36                   37                    36
  General and administrative........            10                   11                    12
  Research and development..........             4                    4                     5
  Amortization of intangible assets.            --                    3                     3
Total operating income..............            24                   19                    17
Net income(1).......................            15                   13                    34

---------------------------
(1) Includes $29.9 million of nonrecurring income after tax related to the EBI litigation in 2000 which represented 23% of net sales in 2000. For a description of the EBI litigation, please see Item 3 - "Legal Proceedings."


General

         We design, develop, manufacture, market and distribute medical equipment, used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, and non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures. Our products also include devices for removal of the bone cement used to fix artificial implants, the ultrasonic treatment of musculoskeletal pain, bracing products and a bone substitute compound. We also produce a device for enhancing venous circulation.

         We have administrative and training facilities in the United States, the United Kingdom and Italy and manufacturing facilities in the United States, the United Kingdom, Italy and Seychelles. We directly distribute our products in the United States, the United Kingdom, Ireland, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico and Brazil. In these and other markets, we also distribute our products through independent distributors.

         Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products, including orthopedic devices (31%), stimulation products (45%) and vascular products (12%), accounted for 88% of our total net sales in 2002. Sales of non-orthopedic products, including some vascular products and the Laryngeal Mask product, accounted for 12% of our total net sales in 2002.

         We keep our books and records and account for net sales, costs and expenses in accordance with the geographic origination of our products. The following table displays net sales by origination, net of intercompany eliminations, for the three most recent fiscal years ended December 31.

         Geographic Origination:


                                                          Year ended December 31,
                                                            (In US$ thousands)
                                   2002                             2001                             2000
                       ------------------------------  ------------------------------  ---------------------------------
                                       Percent of                      Percent of                         Percent of
                       Net Sales     Total Net Sales    Net Sales    Total Net Sales       Net Sales    Total Net Sales
                       ----------  ------------------  -----------  -----------------  --------------  -----------------
Americas               $102,850              58%       $   93,995             58%       $   72,025             55%
International            74,745              42%       $   68,365             42%       $   59,757             45%
                       ----------  ------------------  -----------  -----------------  --------------  -----------------
Total                  $177,595             100%       $  162,360            100%       $  131,782            100%
                       ----------  ------------------  -----------  -----------------  --------------  -----------------
                       ----------  ------------------  -----------  -----------------  --------------  -----------------

         Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends. In addition, we do not believe our operations will be significantly affected by inflation or fluctuations in interest rates, although current lower interest rates did negatively affect interest income earned on our cash and cash equivalents balances in 2002. See
Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

         Our consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries and entities over which the Company has control. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used when the Company has significant influence over significant operating decisions but does not hold control. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. All material intercompany transactions and profits associated with the equity investees are eliminated in consolidation. The results of subsidiaries acquired or disposed of during the year are included in the consolidated statements of operations from the date of their acquisition or up to the date of their disposal.

         Our reporting currency is the United States dollar. All balance sheet accounts, except shareholders' equity, are translated at year-end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from foreign currency transactions are included in other income (expense). Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of the shareholders' equity.

         In the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. We do not ordinarily use derivative instruments to hedge foreign exchange exposure.

Critical Accounting Policies

         Our discussion of operating results is based upon the consolidated financial statements and accompanying notes to the consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to allowance for doubtful accounts, sales allowances and adjustments, inventories, investments, intangible assets and goodwill, income taxes, litigation and contingencies. We base our estimates on historical experience and various other assumptions and believe our estimates for the carrying values of assets and liabilities are reasonable. Actual results may differ from these estimates. We have reviewed our critical accounting policies with the Audit Committee of the Board of Directors.

         Revenue Recognition

         For bone growth stimulation and bracing products, we recognize revenue when the product is placed on and accepted by the patient. For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment. We derive a significant amount of our revenues in the United States from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments. Some billings are subject to review by such third-party payors and may be subject to adjustment.

         Allowance for Doubtful Accounts and Contractual Adjustments

         In the judgment of management, adequate allowances have been provided for doubtful accounts and contractual adjustments. These estimates are reviewed quarterly and periodically tested against actual collection experience. The estimates are always subject to adjustment, which could be material.

         Inventory Allowances

         We write down our inventory for inventory shrinkage and obsolescence equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If conditions or assumptions used in determining these valuations change, additional inventory write-down in the future would be necessary.

         Goodwill and Other Intangible Assets

         We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The ongoing impact will be that goodwill and indefinite lived intangible assets are no longer amortized, but instead tested at least annually for impairment. We performed the impairment test of goodwill as required by SFAS No. 142 and noted no impairment issues with the carrying value of goodwill as of December 31, 2002.

         Tax Matters

         We and each of our subsidiaries are taxed at the rates applicable within each of their respective jurisdictions. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Further, certain of our subsidiaries sell products directly to our other subsidiaries or provide marketing and support services to our other subsidiaries. These intercompany sales and support services involve subsidiaries operating in jurisdictions with differing tax rates. The tax authorities in such jurisdictions may challenge our treatments under residency criteria, transfer pricing provisions, or other aspects of their respective tax laws, which could affect our composite tax rate and provisions.

2002 Compared to 2001

         We manage our operations in two geographic business units: the Americas and International. The Americas unit covers the United States, Mexico and Brazil. The International unit covers the rest of the world plus export operations.

         Sales -- Net sales increased 9% to $177.6 million in 2002 from $162.4 million in 2001. Net sales increased 11% when adjusted for the impacts of the sale of a device product line and the formation of the OrthoRx joint venture, which accounted for $0.7 million and $2.0 million in sales in 2001, respectively.

         Net sales in the Americas (primarily the United States) increased to $102.9 million in 2002 compared to $94.0 million in 2001, an increase of 9%. The Americas' sales would have increased 13% when adjusted for the impacts of the sale of a device product line and the formation of the OrthoRx joint venture, referenced above. The Americas' net sales represented 58% of our total net sales in both 2002 and 2001. The increase in 2002 from 2001 was largely due to strong growth in net sales of orthopedic devices and stimulation products as well as an 82% sales increase in Mexico and a 93% increase in Brazil, which converted from distributorships to direct sales in 2001. Net sales in International increased 9% to $74.7 million in 2002 from $68.4 million in 2001. The primary contributors to the sales increase were increased sales of orthopedic devices from the conversion of our distribution channel from distributorship to direct sales in France and Germany during 2001, increased sales of OSCAR products and increased sales of the Laryngeal Mask product, partially offset by a slower growth rate in sales from vascular products.

         We have substantial activities outside of the United States that are subject to the impact of changes in foreign exchange rates. The impact of foreign exchange rates on sales outside of the United States was to increase net sales by $1.5 million for 2002, primarily as the result of a stronger Euro and U.K. Sterling against the U.S. dollar.

         All of our product groups experienced growth in sales in 2002. Our sales of orthopedic devices grew 11% to $54.8 million in 2002 from $49.2 million in 2001. This increase was primarily due to increased sales of our external and internal fixation products and increased sales of the OSCAR product. Sales of stimulation products grew 11% to $79.8 million in 2002 from $71.7 million in 2001. This increase is principally the result of higher shipment volume. Recent approval and introduction of Bone Morphogenic Proteins (BMPs) have begun to show some market acceptance as a substitute for autograft bone. Although it is classified as a bone growth material, it has yet to be clinically proven to be effective in high-risk patients. Participation of physicians who prescribe stimulation products in clinical studies with BMP's had an adverse impact on our stimulation sales growth in the second half of 2002. As physicians complete their participation in BMP clinical studies, we expect them to return in 2003 to their historic patterns of prescribing stimulation products. Stimulation products are sold almost exclusively in the United States, although we are attempting to expand distribution for stimulation products to Europe and Mexico. Sales of vascular products grew 4% to $25.7 million in 2002 from $24.8 million in 2001. This increase principally was represented by expanded distribution outside of the United States. In the United States, vascular products are distributed by Kendall Healthcare Products. Sales to Kendall Healthcare Products increased just 2% in 2002 as a result of their efforts to reduce their inventory levels through lower levels of purchasing. Approximately 85% of the sales from vascular products is classified from orthopedic applications while 15% is classified from non-orthopedic applications.

          Sales of other non-orthopedic products increased 3% to $17.2 million in 2002, from $16.7 million in 2001. This increase was primarily due to growth in sales of the Laryngeal Mask product, which we distribute in the United Kingdom, Ireland and Italy, offset by the loss of sales on products now sold by OrthoRx following the formation of the OrthoRx joint venture in January 2002, which accounted for $2.0 million in sales in 2001.

         Gross Profit -- The Company's gross profit increased 11% to $132.8 million in 2002 from $119.4 million in 2001, primarily due to the increase of 9% in net sales and increased gross profit margins. Gross profit as a percentage of net sales increased to 74.8% in 2002 from 73.5% in 2001. The increase in gross profit as a percentage of net sales was the result of a higher growth rate in higher margin stimulation product sales, the favorable impact of additional direct distribution and continuing improvement in manufacturing efficiencies in our United States operations.

         Sales and Marketing Expenses -- Sales and marketing expenses, which include commissions, royalties and bad debt provisions, generally increase and decrease in relation to sales. Sales and marketing expenses increased $5.0 million to $64.4 million in 2002 from $59.4 million in 2001, an increase of 8% on a sales increase of 9%. Sales and marketing expenses as a percentage of net sales decreased to 36.3% in 2002 from 36.6% in 2001.

         In addition to commissions, royalties and bad debt provisions which are generally related to sales levels, sales expenses increased primarily as a result of adding field sales personnel to the direct sales force in the United States, the United Kingdom, Germany and France and as a result of converting to direct distribution from distributorships in France, Germany, Mexico and Brazil during 2001.

         Marketing expenses increased from additional workshops and product marketing support. These additional costs were partially offset by the discontinuance of sales and marketing costs associated with OrthoRx following the formation of the OrthoRx joint venture at the beginning of 2002. Further, International sales and marketing expenses were higher by approximately $0.5 million as the result of a stronger Euro and U.K. Sterling against the U.S. dollar.

         General and Administrative Expenses -- General and administrative expenses decreased to $17.2 million from $18.4 million in 2001, a decrease of 7% or $1.2 million. General and administrative expenses decreased as a percentage of net sales to 9.7% in 2002 from 11.3% in 2001. General and administrative expenses for 2002 and 2001 included $1.8 million and $2.7 million of legal costs, respectively, principally relating to a legal action against Kinetic Concepts Inc. and legal costs associated with a request and subpoena for documents received by the Company from the Office of Inspector General of the United States Department of Health and Human Services and the United States Department of Defense, partially offset by the recovery of $0.6 million of legal reserves in 2002. For a description of the legal proceedings to which we are a party, see Item 3 - "Legal Proceedings." Other offsetting increases in general and administrative expenses included higher depreciation costs from capital investments, primarily in information technology of $0.7 million and unmatched costs associated with opening direct operations in France and Mexico during 2001 of $0.4 million.

         Research and Development Expenses -- Research and development expenses increased to $7.5 million in 2002 from $7.0 million in 2001, an increase of 7% or $0.5 million, and decreased slightly as a percentage of net sales to 4.2% in 2002 from 4.3% in 2001. The increase in expenses was primarily associated with higher R&D costs to support new product development and increases in study grants and clinical studies costs. For a description of our research and development activities, see Item 1 -- "Product Development, Patents and Licenses."

         Amortization of Intangible Assets -- Amortization of intangible assets was $0.7 million in 2002 compared to $4.1 million in 2001. Amortization of intangible assets in 2002 consists principally of the amortization of patents and trademarks. As required by Statement of Accounting Standards No. 142, we ceased amortization of goodwill beginning in 2002. Amortization of goodwill amounted to approximately $3.3 million in 2001. See Note 7 to the Consolidated Financial Statements.

         Other Income (Expense), Net -- Other income (expense), net was an expense of $2.4 million in 2002 compared to an income of $168,000 in 2001. The change is due primarily to the formation of the OrthoRx joint venture in January 2002 in which we held a 46% equity interest at December 31, 2002. The joint venture is accounted for under the equity method of accounting for investments and our share of the losses from the joint venture, $2.1 million for 2002, is included in other income (expense). The remainder of the account balance for 2002 is net interest income of $0.2 million from cash balances and borrowings offset by foreign exchange losses of $0.5 million primarily from currency devaluations in Mexico and Brazil where certain trade accounts payable are billed in U.S. dollars.

         Income Tax Expense -- In 2002 and 2001, the effective rate of income tax was 32% and 26%, respectively. Excluding the effect of the nonrecurring item and a tax benefit resulting from the deduction in Italy of an intra-group dividend subsequent to the purchase of the remaining 30% minority interest in DMO, the effective rate in 2001 would have been 32%.

         Net Income -- Net income for 2002 was $25.9 million, or $1.96 per basic share and $1.76 per diluted share, compared to $21.0 million, or $1.60 per basic share and $1.42 per diluted share, for 2001, an increase in net income of 24%. The weighted average number of basic common shares outstanding was 13,196,524 and 13,086,467 during 2002 and 2001, respectively. The weighted average number of diluted common shares outstanding was 14,685,236 and 14,737,567 during 2002 and 2001, respectively.

2001 Compared to 2000

         Sales -- Net sales increased 23% to $162.4 million in 2001 from $131.8 million in 2000. Net sales in the Americas (primarily the United States) increased to $94.0 million in 2001 compared to $72.0 million in 2000, an increase of 31%. The Americas' net sales represented 58% of our total net sales in 2001 and 55% of total net sales in 2000. The increase in 2001 from 2000 was due to strong growth in net sales of stimulation products ($14.5 million) as well as good growth in orthopedic devices, including additional sales from the conversion of Mexico and Brazil from distributorship to direct sales in 2001 and from sales at OrthoRx. International net sales increased to $68.4 million in 2001 compared to $59.8 million in 2000, an increase of 14%. The increase in 2001 from 2000 was due to strong growth in net sales of vascular products (A-V Impulse System) principally to our U.S. distributor Kendall Healthcare Products ($4.9 million) as well as good growth in orthopedic devices, including the additional sales from the conversion of France and Germany from distributorship to direct sales in 2001 and from sales of the Laryngeal Mask in the United Kingdom and Italy.

         We have substantial activities outside of the United States that are subject to the impact of changes in foreign exchange rates. The impact of foreign exchange rates or sales outside of the United States was to reduce net sales $1.8 million for 2001 primarily as a result of a stronger U.S. dollar against the Euro, UK Sterling and Italian Lira.

         All of our product groups experienced growth in sales in 2001. The Company's sales of orthopedic products grew 18% to $49.2 million in 2001 from $41.8 million in 2000. Growth in orthopedic products sales was primarily due to the addition of more direct distribution as noted above combined with the sales of new orthopedic products such as the Orthotrac. Sales of stimulation products grew 26% to $71.7 million in 2001 from $57.1 million in 2000. Stimulation products are sold almost exclusively in the United States, although we are attempting to expand distribution for stimulation products to Europe and Mexico. Growth in stimulation products was generated by both growth in market acceptance for the product by prescribers and third-party payors and growth in the number of spinal fusion procedures being performed for which our product can be used as an adjunct therapy. Sales of vascular products grew 25% to $24.8 million in 2001 from $19.8 million in 2000. This product is distributed in the United States by Kendall Healthcare Products. Outside the United States, we expanded distribution of this product to several new markets. We experienced growth in 2001 for vascular products because of continued growth in the United States and because of expanded distribution, most notably in Germany, Italy and Japan. Approximately 85% of the revenue from vascular products is classified as from orthopedic applications while 15% is classified as from non-orthopedic.

         Sales of other non-orthopedic products increased 28% to $16.7 million in 2001, compared to $13.0 million in 2000. This increase was primarily due to the growth in sales of the Laryngeal Mask, which we distribute in the United Kingdom and Italy and sales from OrthoRx.

         Gross Profit -- The Company's gross profit increased 24% to $119.4 million in 2001 from $96.0 million in 2000, primarily due to the increased sales of 23% and increased gross profit margins. Gross profit as a percentage of net sales increased to 73.5% in 2001 from 72.8% in 2000. The increase in gross profit as a percentage of net sales was a result of a higher growth rate in higher margin stimulation product sales, additional direct distribution and improved manufacturing efficiencies in the United States.

         Sales and Marketing Expenses -- Sales and marketing expenses, which include commissions and royalties, generally increase and decrease in relation to sales. Sales and marketing expenses increased $12.4 million to $59.4 million in 2001 from $47.0 million in 2000, an increase of 26% on a sales increase of 23%. Sales and marketing expenses as a percentage of sales increased to 36.6% of net sales in 2001 from 35.7% in 2000. Americas sales and marketing expenses increased primarily due to higher staffing costs to expand and support the U.S. sales force and the costs associated with starting a new business, OrthoRx. International sales and marketing expenses increased primarily due to the costs of opening direct operations in Germany and France partially offset by the reduction in expenses resulting from the appreciation of the U.S. dollar against the Euro, U.K. Sterling and Italian Lira.

         General and Administrative Expenses -- General and administrative expenses increased to $18.4 million in 2001 from $15.4 million in 2000, an increase of 19.5% or $3.0 million, but decreased as a percentage of net sales to 11.3% in 2001 from 11.7% in 2000. General and administrative expenses for 2001 and 2000 included $2.7 million and $2.2 million of legal costs, respectively, principally in respect to a legal action against Kinetic Concepts Inc. and legal costs associated with a request and subpoena for documents received from the Office of Inspector General of the U.S. Department of Health and Human Services and the United States Department of Defense. For a description of the legal proceedings to which we are a party, see Item 3 - "Legal Proceedings." Other increases in general and administrative expenses included $0.9 million from opening direct operations in Germany, France and Mexico, $0.5 million for management incentive payments and approximately $1.0 million for other cost increases.

         Research and Development Expenses -- Research and development expenses were essentially flat between 2001 and 2000 and decreased as a percentage of net sales to 4.3% in 2001 from 5.2% in 2000. In January 2002, we agreed to provide Orthopedic Research and Education Foundation (OREF) $2.0 million to fund a four-year project titled "Optimizing Bone Healing Using PEMF" at the Cleveland Clinic Foundation. For a description of our research and development activities, see Item 1 - "Business - Research and Development, Patents and Licenses."

         Amortization of Intangible Assets -- Amortization of intangible assets was $4.1 million in 2001 compared to $4.0 million in 2000. Amortization of goodwill amounted to approximately $3.5 million in each of 2001 and 2000.

         Other Income, Net -- Other income, net, decreased to $168,000 in 2001 from $39.9 million in 2000, a decrease of $39.7 million. This decrease was primarily due to the gain on EBI litigation settlement in 2000 of approximately $38.0 million, net of expenses. For a description of the EBI litigation, see
Item 3 - "Legal Proceedings." In addition, approximately $0.8 million of the decrease was the result of lower interest earned on cash and cash equivalent balances because of lower interest rates.

         Income Tax Expense -- In 2001 and 2000, the effective rate of income tax was 25.7% and 25.9%, respectively. Excluding the effect of nonrecurring items and a tax benefit resulting from the deduction in Italy of an intra-group dividend subsequent to the purchase of the remaining 30% minority interest in DMO, the effective rate would have been 32% in 2001 compared to 33% in 2000.

         Net Income -- Net income for 2001 was $21.0 million, or $1.42 per share, compared to $44.8 million, or $3.20 per share, for 2000 (including $29.9 million of nonrecurring income after tax related to the EBI litigation). In 2000, excluding the nonrecurring item described above, net income for 2001 was $21.0 million, or $1.42 per share, compared to $14.9 million, or $1.07 per share for 2000, an increase in net income of 41%. Diluted weighted average number of shares of common stock outstanding was 14,737,567 and 13,986,098 during 2001 and 2000, respectively.

Liquidity and Capital Resources

         Cash and cash equivalents were $48.8 million at December 31, 2002 compared to $34.3 million at December 31, 2001, an increase of $14.5 million.

         Net cash provided by operating activities increased to $29.3 million in 2002 from $18.9 million in 2001, an increase of $10.4 million. Cash from operating activities in 2002 was provided by net income, plus adjustment for non-cash items such as depreciation, amortization and provisions which totaled $42.6 million. We invested $13.3 million of that sum in working capital, resulting in net cash provided by operating activities of $29.3 million. Of the $13.3 million invested in working capital, $11.6 million was used for accounts receivable, $3.8 million was used for inventories, $3.2 million was contributed from other current assets and from an increase in accounts payable and $1.2 million was used for the reduction of other current liabilities.

         Net cash used in investing activities was $16.8 million in 2002 compared to $14.6 million in 2001. In 2002, we invested $8.5 million in affiliates and subsidiaries, consisting of $3.0 million of funding for the OrthoRx joint venture and payment of $5.5 million for earn-out provisions at Novamedix and to reduce minority positions at Orthosonics and Brazil. We used $7.1 million to purchase tangible and intangible assets and we invested $1.0 million to acquire the licensing rights to the Gotfried PC.CP system.

         Net cash used in financing activities was $0.3 million in 2002 compared to $19.7 million in 2001. In 2002 we had net new borrowing of $1.1 million, comprised of borrowings of $3.1 million under a line of credit in Italy to finance local working capital, partially offset by debt repayments of $2.0 million. Plus, we had proceeds of $20.5 million from the issuance of common stock, principally stock options. In 2002, 1.5 million stock options were exercised at an average per share exercise price of $13.94. In 2002, we used $21.9 million to repurchase shares of our common stock. We purchased 677,000 shares of our common stock at an average per share price of $32.32. We purchased the shares at the current market values at the time of the transactions. In 2002, we received authorization from our Board of Directors to purchase shares of our common stock up to a total of 50% of the number of shares of our common stock issued from the exercise of stock options. This authorization was renewed in February 2003 for another year.

         In 2003, we anticipate the use of cash for tangible and intangible capital expenditures to be approximately equivalent to the $7.1 million of capital expenditures in 2002.

         During 2002, Executive Plan options for 1,945,000 shares of common stock became fully vested. The Executive Plan options have a per share exercise price of $14.40. As of December 31, 2002, 1,267,500 Executive Plan options have been exercised or cancelled. Remaining Executive Plan options expire by June 2004. If exercised prior to their expiration date, these remaining Executive Plan options will generate approximately $9.8 million in proceeds for us.

         We have agreed to provide approximately $2.0 million to fund a research and development project over a four-year period conducted by the Cleveland Clinic. In 2003, we will fund approximately $0.5 million of the agreed amount.

         We expect to make further investments in 2003 to fund the OrthoRx joint venture. Funding amounts could be as much as $2.5 million during 2003.

         In 1992, we filed claims against Kinetic Concepts Inc., or KCI, alleging infringement of certain U.S. patents and other claims. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating the patents. Thereafter, we filed a motion requesting the court to proceed expeditiously with our long-pending infringement suit. In February 2003, we received from the court a Scheduling Order that will govern this matter through September 30, 2003. We expect to incur significant legal fees during 2003 related to this matter. See Item 3 - "Legal Proceedings."

         At December 31, 2002, we had outstanding borrowings of $7.0 million under a line of credit established in Italy to finance the working capital of our Italian operations. We have unused available lines of credit of $13.8 million. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing. Long-term debt totalling $0.4 million consisted principally of an acquisition loan of $0.3 million and a forgiveable tax loan issued in connection with our move to a new facility in McKinney, Texas in 2001. See Notes 8 and 10 to the Consolidated Financial Statements.

         In December 2002, we were notified by minority holders of Orthosonics of their intention to request the completion of our purchase of their remaining 15% minority shareholding in Orthosonics together with an earnout provision. The obligation estimated at $0.7 million was provided for in our financial statements at December 31, 2002 and will be paid in 2003.

         In February 2003, we purchased an equity interest in Innovative Spinal Technologies (IST). We made a cash investment of $1.5 million in this new venture.

         In March, 2003, we acquired the remaining 48% minority position in our U.K. distribution company, Intavent Orthofix Ltd. (IOL). We purchased the 48% shareholding from Intavent Ltd. for a cash purchase price of $20.5 million. See
Note 18 to the Consolidated Financial Statements.

         We continue to search for viable acquisition candidates that expand our worldwide presence as well as additional products appropriate for current distribution channels. An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

         We believe that current cash balances together with projected cash flows from operating activities, the exercise of stock options and available debt capacity are sufficient to cover anticipated operating capital needs and research and development costs during the next two fiscal years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         In the ordinary course of business, we are exposed to foreign currency fluctuations and to the impact of changes in interest rates. These fluctuations can vary sales and costs of operations, the cost of financing and yields on cash and short term investments. Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the Euro, British Pound, Mexican Peso and Brazilian Real. We face transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Historically, we have not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on our overall exposure for foreign currency at December 31, 2002, a hypothetical 10% change in foreign currency rates would impact the company's balance sheet approximately $4.5 million, net sales approximately $4.1 million and net income and cash flows approximately $0.5 million over a one-year period.

         Our cash and cash equivalent balances and interest sensitive debt at December 31, 2002 were $48.8 million and $7.0 million. Based on such balances, a 1% movement in interest rates would have a $488,000 and $70,000 effect on interest receivable and interest payable per year, respectively.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         On February 15, 2002, we announced the selection of Ernst & Young LLP as new independent accountants to audit our financial statements for the year ending December 31, 2002. The selection was based upon the recommendation of our Audit Committee and approval of the Board of Directors. Ernst & Young LLP replaced PricewaterhouseCoopers, or PwC, our previous accounting firm. During 2001, PwC concluded that it had violated the auditor independence rules of the Securities and Exchange Commission, or SEC, by providing bookkeeping services to a subsidiary of Orthofix International, and reported this violation to the SEC. The SEC permitted PwC to complete its audit of our financial statements for the year ended December 31, 2001, but did not permit PwC to remain as our independent accountants for the year ending December 31, 2002. Accordingly, PwC resigned upon completion of its audit of the financial statements for the year ended December 31, 2001.

         The reports of PwC on our consolidated financial statements for the years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. In addition, in connection with the audits of our consolidated financial statements for the years ended December 31, 2001 and 2000, and through June 25, 2002, there were no disagreements between Orthofix and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in its reports on our consolidated financial statements for such years.

         We have requested that PwC furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Form 10-K.

                                    PART III

         Information required by Items 11, 12 and 13 of Part III is omitted from this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The following table sets forth certain information about the persons who serve as our directors and executive officers.



Name                                            Age          Position
----                                            ---          --------
Robert Gaines-Cooper                            65           Chairman of the Board of Directors
Edgar Wallner                                   66           Deputy Chairman and Director
Charles W. Federico                             54           Chief Executive Officer, President and Director
Thomas Hein                                     55           Chief Financial Officer
Peter Clarke                                    61           Executive Vice President and Director
Gary D. Henley                                  54           Senior Vice President and President, Americas Division
Peter J. Hewett                                 67           Director
Jerry C. Benjamin (2)                           62           Director
James F. Gero (1)                               58           Director
Frederik K. J. Hartsuiker (2)                   62           Director
John W. Littlechild (1)                         51           Director
Alberto C d'Abreu de Paulo (2)                  64           Director


--------------
(1) Member of the Compensation and Benefits Committee
(2) Member of the Audit Committee

         All directors hold office until the next annual general meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers. The following is a summary of the background of each director and executive officer.

         Robert Gaines-Cooper. Mr. Gaines-Cooper became Chairman of Orthofix International N.V. in 1989 and has been a Director of Orthofix International since our formation in 1987. He is Managing Director of Chelle Plastics Ltd-Seychelles. Mr. Gaines-Cooper is also Chairman of LMA International S.A., Jersey, Channel Islands.

         Edgar Wallner. Mr. Wallner became a Director and President and Chief Executive Officer of Orthofix International N.V. in October 1987. Mr. Wallner resigned as President and Chief Executive Officer on January 1, 2001, succeeding Mr. Hewett as Deputy Chairman on that date. From 1978 until 1987, Mr. Wallner was Vice President of European Operations for EBI, now a subsidiary of Biomet. From 1973 until 1978, he was Vice President of Marketing for Hydron Europe Inc., a soft contact lens manufacturer. Prior to 1973, Mr. Wallner spent 15 years with The Boots Company Ltd., a multinational pharmaceutical company.

         Charles W. Federico. Mr. Federico became a Director of Orthofix International N.V. in October 1996 and was the President of Orthofix Inc. from October 1996 to January 1, 2002. On January 1, 2001, Mr. Federico succeeded Mr. Wallner as President and Chief Executive Officer of Orthofix International. From 1985 to 1996, Mr. Federico was the President of Smith & Nephew Endoscopy (formerly Dyonics, Inc.). From 1981 to 1985, Mr. Federico served as Vice President of Dyonics, initially as Director of Marketing and subsequently as General Manager. Previously, he held management and marketing positions with General Foods Corporation, Air Products Corporation, Puritan Bennett Corporation and LSE Corporation.

         Thomas Hein, CPA. Mr. Hein became the Chief Financial Officer of Orthofix International N.V. on July 1, 2002. For the prior three years, Mr. Hein had been the Chief Financial Officer of Orthofix Inc., our wholly owned U.S. subsidiary. From 1996 to 1999, Mr. Hein was the Chief Financial Officer for Prime Vision Health Inc., a diversified healthcare services company. From 1988 to 1996, Mr. Hein was V.P. of Finance and Chief Financial Officer of MDT Corporation, a sterilization and hospital capital equipment company. Previously, he held financial management positions with Metheus Corporation, Memorex Corporation and Kaiser Aetna.

         Peter Clarke. Mr. Clarke became a Director and Executive Vice President and Secretary of Orthofix International N.V. in March 1992 and was the Chief Financial Officer of Orthofix International N.V. from January 1988 to June 30, 2002, at which time he was succeeded by Mr. Hein in that position. From 1985 to 1987, he was Financial Controller of EBI Medical Systems Ltd., a United Kingdom subsidiary of EBI.

         Peter J. Hewett. Mr. Hewett was the Deputy Group Chairman of Orthofix International N.V. between March 1998 and December 2000. He is Chairman of the Board of Orthofix Inc. He has been a non-executive Director of Orthofix International N.V. since March 1992. Previously, Mr. Hewett served as the Managing Director of Caradon Plc, Chairman of the Engineering Division, Chairman and President of Caradon Inc., Caradon Plc's U.S. subsidiary and a member of the Board of Directors of Caradon Plc of England. In addition, he was responsible for Caradon Plc's worldwide human resources function, and the development of its acquisition opportunities.

         Jerry C. Benjamin. Mr. Benjamin became a non-executive Director of Orthofix International N.V. in March 1992. He has been a General Partner of Advent Venture Partners, a venture capital management firm in London, since 1985. Mr. Benjamin is a Director of Professional Staff plc and a number of private health care companies.

         James F. Gero. Mr. Gero became a non-executive Director of Orthofix International N.V. in February 1998. Mr. Gero became a Director of AME in 1990 and served subsequently as a Director of Orthofix Inc. He is the Chairman and Chief Executive Officer of each of Sierra Technologies Inc. and Sierra Networks Inc. and a Director of each of LBP, Inc. and Drew Industries Inc., and Chairman of Thayer Aerospace.

         Frederik K. J. Hartsuiker. Mr. Hartsuiker became a non-executive Director of Orthofix International N.V. in March 1992 and has been a Director of Orthofix International B.V. since 1987. Mr. Hartsuiker is a Director of New Amsterdam Cititrust B.V. in The Netherlands.

         John W. Littlechild. Mr. Littlechild became a non-executive Director of Orthofix International N.V. in 1987. He has served as a General Partner of the General Partner funds of each of the HealthCare Partners, a U.S. venture capital fund, since 1991. From 1985 to 1991, he was a Senior Vice President of Advent International Corporation. Mr. Littlechild is a Director of Diacrin, Inc. and Dyax, Inc. as well as other privately held HealthCare portfolio companies.

         Alberto C d'Abreu de Paulo. Mr. d'Abreu de Paulo became a non-executive Director of Orthofix International N.V. in March 1992 and has been associated with Orthofix since its formation in 1987 as the President and Managing Director of First Independent Trust (Curacao) N.V., a director of Orthofix until February 28, 1992. Mr. d'Abreu de Paulo is a tax attorney in private practice and a member of the Audit Court of the Netherlands Antilles.

         Gary D. Henley. Mr. Henley joined Orthofix International N.V. in January 1997 as Senior Vice President. On January 1, 2002, Mr. Henley succeeded Mr. Federico as President of Orthofix Inc. Prior to joining Orthofix, Mr. Henley was President of Smith and Nephew Video Division from 1987 until 1996. Mr. Henley was founder and President of Electronic Systems Inc. from 1975 to 1984 and CeCorp Inc. from 1984 until 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

         During the fiscal year ended December 31, 2002, our directors, executive officers and beneficial owners of more than 10% of our common stock were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation
--------------------------------

         We will provide information that is responsive to this Item 11 regarding compensation paid to our executive officers in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Executive Compensation," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
          ------------------------------------------------------------------

         We will provide information that is responsive to this Item 12 regarding ownership of our securities by certain beneficial owners and our directors and executive officers, as well as information with respect to our equity compensation plans, in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the captions "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders" and "Equity Compensation Plan Information," and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         We will provide information that is responsive to this Item 13 regarding transactions with related parties in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Certain Relationships and Related Transactions," and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.  Controls and Procedures
---------------------------------

         Within the 90 day period prior to the date of filing this annual report on Form 10-K, we performed an evaluation under the supervision and with the participation of Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company's internal controls or in other functions that could significantly affect internal controls since the date of the evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  Financial Statements and Financial Statement Schedules

     See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

     (b)  Reports on Form 8-K

     None.

     (c)  Exhibits

Exhibit
Number             Description
-------            -----------

 3.1 Certificate of Incorporation of the Company (filed as an exhibit to the Company's annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

 3.2 Articles of Incorporation of the Company (filed as an exhibit to the Company's annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

10.1*     Orthofix Inc. Employee Stock Purchase Plan.

10.2*     Orthofix International N.V. Staff Share Option Plan.

10.3* Form of Performance Accelerated Stock Option under the Staff Share Option Plan.

10.4*     Orthofix International N.V. Executive Share Option Plan.

10.5* Employment Agreement, dated as of July 1, 2001, between Orthofix International N.V. and Charles W. Federico.

10.6* Employment Agreement, dated as of March 1, 2003, between the Company and Thomas Hein.

10.7* Employment Agreement, dated as of March 1, 2003, between the Company and Gary D. Henley.

10.8* Employment Agreement, dated as of July 1, 1999, between Orthofix International N.V. and Robert Gaines-Cooper.

10.9* Employment Agreement, dated as of July 1, 1999, between Orthofix International N.V. and Edgar Wallner.

10.10* Full Recourse Promissory Note between Orthofix International N.V. and Charles W. Federico dated January 10, 2002.

10.11* Full Recourse Promissory Note between Orthofix International N.V. and Gary D. Henley dated January 10, 2002.

16.1* Letter of PricewaterhouseCoopers regarding change in Registrant's certifying accountant.

21.1*     Subsidiaries of the registrant.

23.1*     Consent of Ernst & Young, independent auditors.

23.2*     Consent of PricewaterhouseCoopers, independent accountants.




--------------------------
*         Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ORTHOFIX INTERNATIONAL N.V.


Dated:  March 27, 2003                     By:    /s/ CHARLES W. FEDERICO
                                               -------------------------------
                                               Name:  Charles W. Federico
                                               Title: Chief Executive Officer
                                                      and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         Name                                       Title                           Date
                         ----                                       -----                           ----
               /s/ CHARLES W. FEDERIC0                  Chief Executive Officer,                March 27, 2003
   ------------------------------------------------     President and Director
                 Charles W. Federico

                   /s/ THOMAS HEIN                      Chief Financial Officer                 March 27, 2003
   ------------------------------------------------     (Principal Accounting Officer)
                     Thomas Hein

               /s/ ROBERT GAINES-COOPER                 Chairman of the Board of                March 27, 2003
   ------------------------------------------------     Directors
                 Robert Gaines-Cooper

                  /s/ EDGAR WALLNER                     Deputy Chairman and Director            March 27, 2003
   ------------------------------------------------
                    Edgar Wallner

                  /s/ PETER CLARKE
   ------------------------------------------------     Executive Vice President                March 27, 2003
                     Peter Clarke                       and Director

                /s/ JERRY C. BENJAMIN                   Director                                March 27, 2003
   ------------------------------------------------
                  Jerry C. Benjamim

            /s/ ALBERTO C d'ABREU de PAULO               Director                                March 27, 2003
   ------------------------------------------------
              Alberto C d'Abreu de Paulo

                  /s/ JAMES F. GERO                     Director                                March 27, 2003
   ------------------------------------------------
                    James F. Gero

            /s/ FREDERIK K. J. HARTSUIKER               Director                                March 27, 2003
   ------------------------------------------------
              Frederik K. J. Hartsuiker

                 /s/ PETER J. HEWETT                    Director                                March 27, 2003
   ------------------------------------------------
                   Peter J. Hewett

               /s/ JOHN W. LITTLECHILD                  Director                                March 27, 2003
   ------------------------------------------------
                 John W. Littlechild

                                 CERTIFICATIONS


I, Charles W. Federico, certify that:

1. I have reviewed this annual report on Form 10-K of Orthofix International
N.V.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003



                                     /s/ CHARLES W. FEDERICO
                                    --------------------------------------------
                                    Name:    Charles W. Federico
                                    Title:   Chief Executive Officer,
                                             President and Director

I, Thomas Hein, certify that:

1. I have reviewed this annual report on Form 10-K of Orthofix International
N.V.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003


                                     /s/ THOMAS HEIN
                                    --------------------------------------------
                                     Name:    Thomas Hein
                                     Title:   Chief Financial Officer

Orthofix International N.V.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page

Index to Consolidated Financial Statements......................................................................F-1
Statement of Management's Responsibility for Financial Statements...............................................F-2
Report of Independent Auditors..................................................................................F-3
Report of Independent Accountants...............................................................................F-4
Report of Independent Auditors..................................................................................F-5
Report of Independent Auditors..................................................................................F-6
Consolidated Balance Sheets as of December 31, 2002 and 2001....................................................F-7
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000......................F-8
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.....................F-10
Notes to the Consolidated Financial Statements.................................................................F-11
Schedule 2-- Valuation and Qualifying Accounts..................................................................S-1
Report of Independent Accountants on Financial Statement Schedule...............................................S-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Statement of Management's Responsibility for Financial Statements

To the Shareholders of Orthofix International N.V.:

     Management is responsible for the preparation of the consolidated financial statements and related information that are presented in this report. The consolidated financial statements, which include amounts based on management's estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States. Other financial information in the report to shareholders is consistent with that in the consolidated financial statements.

     The Company maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities and careful selection and training of qualified personnel.

     The Company engaged Ernst & Young LLP independent accountants in 2002 and in 2001 and 2000 PricewaterhouseCoopers (and for two subsidiaries, Ernst & Young), to audit and render an opinion on the consolidated financial statements in accordance with auditing standards generally accepted in the United States. These standards include an assessment of the systems of internal controls and test of transactions to the extent considered necessary by them to support their opinion.

     The Board of Directors, through its Audit Committee consisting solely of outside directors of the Company, meets periodically with management and our independent accountants to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Ernst & Young LLP have and PricewaterhouseCoopers had full and free access to the Audit Committee.

Robert Gaines-Cooper
Chairman of the Board of Directors

Charles W. Federico
President, Chief Executive Officer and Director

Thomas Hein
Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Shareholders
Orthofix International N.V.

     We have audited the accompanying consolidated balance sheet of Orthofix International N.V. as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As described in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

                                                     /s/ ERNST & YOUNG LLP

Charlotte, North Carolina
February 19, 2003, except for
Note 18, as to which the
date is March 4, 2003

Report of Independent Accountants

To the Board of Directors and Shareholders of Orthofix International N.V.:



     In our opinion, based on our audits and the reports of another auditor, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for each of the two years in the period ended December 31, 2001 present fairly, in all material respects, the financial position of Orthofix International N.V. and its subsidiaries (the "Company") at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Novamedix Distribution Limited or Inter Medical Supplies Limited as of and for the year ended December 31, 2001, both of which are wholly-owned subsidiaries, which statements reflect total assets of $14.6 million as of December 31, 2001 and total revenues of $21.2 million for the year then ended. Those statements were audited by another auditor whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Novamedix Distribution Limited and Inter Medical Supplies Limited is based solely on the report of the other auditor. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers

London, England
June 25, 2002

Report of Independent Auditors

     To the Board of Directors and Management of Inter Medical Supplies Limited, a subsidiary of Orthofix International N.V.

     We have audited the accompanying balance sheet of Inter Medical Supplies Limited, a subsidiary of Orthofix International N.V., as of December 31, 2001, and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's Directors. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter Medical Supplies Limited at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                     /s/ ERNST & YOUNG

7 June 2002
Nicosia, Cyprus

Report of Independent Auditors

     To the Board of Directors and Management of Novamedix Distribution Limited, a subsidiary of Orthofix International N.V.

     We have audited the accompanying balance sheet of Novamedix Distribution Limited, a subsidiary of Orthofix International N.V., as of December 31, 2001, and the related statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's Directors. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novamedix Distribution Limited at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                     /s/ ERNST & YOUNG

7 June 2002
Nicosia, Cyprus

Consolidated Balance Sheets as of December 31, 2002 and 2001

(U.S. Dollars, in thousands except share and per share data)                                2002               2001
                                                                                           ------             ------
Assets
Current assets:
 Cash and cash equivalents...............................................                 $48,813            $34,273
 Trade accounts receivable, less allowance for doubtful accounts of $3,156
 and $2,936 at December 31, 2002 and 2001, respectively..................                  54,654             46,111
 Inventories.............................................................                  23,471             19,249
 Deferred income taxes...................................................                   3,271              4,049
 Prepaid expenses........................................................                   2,257              2,421
 Other current assets....................................................                   4,532              6,308
                                                                                        ---------           --------
Total current assets.....................................................                 136,998            112,411
Securities and other investments.........................................                   4,753              2,846
Property, plant and equipment, net.......................................                  13,841             12,580
Patents and other intangible assets, net.................................                   4,214              4,117
Goodwill, net............................................................                  58,781             56,707
Other long-term assets ..................................................                   2,187                253
                                                                                        ---------           --------

Total assets.............................................................                $220,774           $188,914
                                                                                        =========           ========

Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings........................................................                  $6,977             $3,980
  Current portion of long-term debt......................................                     399                740
  Trade accounts payable.................................................                   7,562              6,417
  Accounts payable to related parties....................................                   2,075              1,455
  Other current liabilities..............................................                  20,113             25,460
                                                                                        ---------           --------
  Total current liabilities..............................................                  37,126             38,052
Long-term debt...........................................................                      44                840
Deferred income taxes....................................................                   2,202              1,236
Deferred income..........................................................                   2,500              2,500
Other long-term liabilities..............................................                      58                177
Deferred compensation....................................................                     893                680
                                                                                        ---------           --------
  Total liabilities......................................................                  42,823             43,485

Minority interests                                                                          9,867              7,327
Commitments and contingencies (Notes 11 and 15)
Shareholders' equity
  Common shares $0.10 par value
  Authorized:            30,000,000               (2001:  30,000,000)....
  Issued:                13,840,477               (2001:  13,833,525)....                   1,384              1,384
  Outstanding:           13,636,178               (2001:  12,802,276)....
 Additional paid-in capital                                                                50,884             68,466
Less:  195,000 treasury shares, at cost (2001: 1,031,259)................                  (5,281)           (22,297)
                                                                                        ---------           --------
                                                                                           46,987             47,553
  Retained earnings......................................................                 123,194             97,281
  Accumulated other comprehensive income.................................                  (2,097)            (6,732)
                                                                                        ---------           --------
Total shareholders' equity...............................................                 168,084            138,102
                                                                                        ---------           --------
Total liabilities, minority interests and shareholders' equity...........                $220,774           $188,914
                                                                                        =========           ========

The accompanying notes form an integral part of these consolidated financial statements.

           Consolidated Statements of Operations for the years ended
                        December 31, 2002, 2001 and 2000

(U.S. Dollars, in thousands, except share and per share data)            2002          2001          2000
                                                                        ------        ------        ------
Net sales......................................................       $177,595      $162,360      $131,782
Cost of sales (Note 14)........................................         44,819        42,952        35,789
                                                                      --------      --------      --------
     Gross profit..............................................        132,776       119,408        95,993
Operating expenses
    Sales and marketing........................................         64,433        59,397        46,966
    General and administrative.................................         17,192        18,384        15,388
    Research and development...................................          7,509         6,985         6,887
    Amortization of intangible assets..........................            703         4,143         4,027
                                                                      --------      --------      --------
                                                                        89,837        88,909        73,268
                                                                      --------      --------      --------
    Total operating income ....................................         42,939        30,499        22,725
                                                                      --------      --------      --------
Other income (expense)
    Interest income............................................            813         1,673         2,615
    Interest expense ..........................................           (610)       (1,137)       (1,129)
    Gain on EBI litigation settlement (net of expenses)........              -             -        37,982
    Loss in joint venture......................................         (2,056)            -             -
    Other, net.................................................           (556)         (368)          382
                                                                      --------      --------      --------
Other income (expense), net....................................         (2,409)          168        39,850
                                                                      --------      --------      --------
  Income before income taxes and minority interests............         40,530        30,667        62,575
Income tax expense.............................................        (12,875)       (7,867)      (16,234)
                                                                      --------      --------      --------
  Income before minority interests.............................         27,655        22,800        46,341
Minority interests.............................................         (1,742)       (1,836)       (1,525)
                                                                      --------      --------      --------
  Net income ..................................................        $25,913       $20,964       $44,816
                                                                   ===========    ==========    ==========
Net income per common share - basic............................          $1.96         $1.60         $3.40
                                                                   ===========    ==========    ==========
Net income per common share - diluted..........................          $1.76         $1.42         $3.20
                                                                   ===========    ==========    ==========
Weighted average number of common shares - basic...............     13,196,524    13,086,467    13,182,789
                                                                   ===========    ==========    ==========
Weighted average number of common shares - diluted.............     14,685,236    14,737,567    13,986,098
                                                                   ===========    ==========    ==========

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

                              Number of                                                  Accumulated
(U.S. Dollars,  in            Common                  Additional  Treasury                  Other         Total
thousands, except share       Shares        Common    Paid-in       Shares    Retained  Comprehensive Shareholder's
data)                         Outstanding   Shares     Capital    (at cost)   Earnings     Income       Equity

At December 31, 1999.....    13,029,834      $1,337     $63,893     $(3,783)    $31,501    $(3,378)    $89,570

Net income...............             -           -           -           -      44,816          -      44,816
Other comprehensive income
Unrealized loss on
marketable securities (net
of taxes of $60).........             -           -           -           -           -       (158)       (158)
  Translation adjustment.             -           -           -           -           -     (2,029)     (2,029)
                                                                                                      ---------
Total comprehensive income                                                                              42,629
Common shares issued.....       286,463          29       2,818           -           -          -       2,847
Shares purchased for
treasury.................      (110,000)          -           -      (2,058)          -          -      (2,058)
                             -----------     -------    --------    --------   --------    --------   ---------
At December 31, 2000.....    13,206,297       1,366      66,711      (5,841)     76,317     (5,565)    132,988

Net income...............             -           -           -           -      20,964          -      20,964
Other comprehensive income
Unrealized gain on
marketable securities (net
of taxes of $12).........             -           -           -           -           -         19          19
  Translation adjustment.             -           -           -           -           -     (1,186)     (1,186)
                                                                                                      ---------
Total comprehensive income                                                                              19,797
Common shares issued.....       177,479          18       1,755           -           -          -       1,773
Shares purchased for
treasury.................      (581,500)          -           -     (16,456)          -          -     (16,456)
                             -----------     -------    --------    --------   --------    --------   ---------
At December 31, 2001.....    12,802,276       1,384      68,466     (22,297)     97,281     (6,732)    138,102

Net income...............             -           -           -           -      25,913          -      25,913
Other comprehensive income
  Translation adjustment.             -           -           -           -           -      4,635       4,635
                                                                                                      ---------
Total comprehensive income                                                                              30,548

Common shares issued.....     1,510,902         151      21,169           -           -          -      21,320
Shares retired from treasury          -        (151)    (38,751)     38,902           -          -           -
Shares purchased for
treasury.................      (677,000)          -           -     (21,886)          -          -     (21,886)
                             -----------     -------    --------    --------   --------    --------   ---------
At December 31, 2002.....    13,636,178      $1,384     $50,884     $(5,281)   $123,194    $(2,097)   $168,084
                             ===========     =======    ========    ========   ========    ========   =========

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

(U.S. Dollars, in thousands)                                                   2002         2001          2000
                                                                              ------      -------        ------

Cash flows from operating activities:

Net income ..........................................................         $25,913      $20,964     $ 44,816
Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization....................................           5,829        7,950        7,379
    Provision for doubtful accounts..................................           4,980        3,564        3,113
    (Gain) loss on sale of fixed assets..............................              39           42          (35)
    Deferred taxes...................................................           1,092         (381)         962
    Minority interest in net income of consolidated subsidiaries.....           1,742        1,836        1,525
    Tax benefit on non-qualified stock options.......................             863          301            -
    Other............................................................           2,156          (88)        (188)
Changes in operating assets and liabilities:

    Increase in accounts receivable..................................         (11,567)      (8,275)      (6,909)
    Increase in inventories..........................................          (3,790)        (380)      (2,348)
    (Decrease)/increase in other current assets......................           2,306       (1,272)      (3,528)
    (Decrease)/increase in trade accounts payable....................             939         (243)         864
    (Decrease)/increase in other current liabilities.................          (1,198)      (5,150)      10,658
                                                                             --------       -------      -------
Net cash provided by operating activities............................          29,304       18,868       56,309

Cash flows from investing activities:

    Investments in affiliates and subsidiaries.......................          (8,514)      (8,957)      (8,349)
    Capital expenditures.............................................          (7,130)      (6,769)      (5,582)
    Proceeds from sale of equipment..................................             218          152        1,112
    Restricted cash..................................................               -          932          (52)
    Other............................................................          (1,330)           -            -
                                                                             --------       -------      -------
Net cash used in investing activities................................         (16,756)     (14,642)     (12,871)

Cash flows from financing activities:

    Net proceeds from issue of common shares.........................         20,457         1,773        2,847
    Repurchase of treasury shares....................................        (21,886)      (16,456)      (2,058)
    Proceeds from loans and borrowings...............................          3,144         1,812        5,407
    Repayment of loans and borrowings................................         (2,028)       (6,786)      (8,450)
                                                                             --------       -------      -------
Net cash used in financing activities................................           (313)      (19,657)      (2,254)
                                                                             --------       -------      -------
Effect of exchange rates changes on cash.............................          2,305          (754)        (450)
                                                                             --------       -------      -------
Net (decrease) increase in cash and cash equivalents.................         14,540       (16,185)      40,734
Cash and cash equivalents at the beginning of the year...............         34,273        50,458        9,724
                                                                             --------       -------      -------

Cash and cash equivalents at the end of the year.....................        $48,813       $34,273      $50,458
                                                                             --------       -------      -------

Supplemental disclosure of cash flow information
Cash paid during the year for:

  Interest...........................................................           $683          $752       $1,009
  Income taxes.......................................................         $9,219       $14,673      $10,755

Non-cash investing activities were comprised of acquisitions which are discussed in detail in Note 2.


The accompanying notes form an integral part of these consolidated financial statements

Orthofix International N.V.
Notes to the consolidated financial statements

Description of business

     Orthofix International N.V. and its subsidiaries (the "Company") are a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic market.

1    Accounting policies

     (a)  Basis of consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries and entities over which the Company has control. Percents of ownership at December 31, 2002 were as follows (100% owned unless otherwise noted):

Orthofix Inc. (U.S.A.)
Orthofix S.r.l. (Italy)
D.M.O. S.r.l. (Italy)
Novamedix Services Limited (U.K.)
Orthosonics Limited (U.K.)
Intavent Orthofix Limited (U.K.) 52% owned
Orthofix Limited (U.K.)
Novamedix Distribution Limited (Cyprus)
Inter Medical Supplies Limited (Cyprus)
Inter Medical Supplies Limited (Seychelles)
Orthofix AG (Switzerland) 70% owned
Orthofix GmbH (Germany) 70% owned
Orthofix International B.V. (Holland)
Orthofix do Brasil (Brazil) 89.5% owned
Orthofix S.A. (France)
Promeca S.A. de C.V. (Mexico) 61.25% owned

     All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used when the Company has significant influence over operating decisions but cannot exercise control. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. All material intercompany transactions and profits associated with the equity investees are eliminated in consolidation.

     The results of subsidiaries acquired or disposed of during the year are included in the consolidated statements of operations from the date of their acquisition or up to the date of their disposal.

     (b)  Foreign currency translation

     Foreign currency translation is performed in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts, except shareholders' equity, are translated at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from foreign currency transactions are included in other income (expense). Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of shareholders' equity.

     (c)  Inventories

     Inventories are valued at the lower of cost or estimated net realizable value, after provision for obsolete items. Cost is determined on a weighted-average basis, which approximates the FIFO method. The valuation of work-in-process, finished goods, field inventory and consignment inventory includes the cost of materials, labor and production.

     (d)  Reporting currency

     The reporting currency is the United States Dollar.

     (e)  Market risk

     In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company's objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective the Company seeks to balance its non-dollar income and expenditure. The Company does not ordinarily use derivative instruments to hedge foreign exchange exposure.

     (f)  Long-Lived Assets

     Property, plant and equipment is stated at cost less accumulated depreciation and any impairment charges as computed in accordance with the Company's policy. Depreciation is computed on a straight-line basis over the useful lives of the assets, except for land, which is not depreciated. Depreciation of leasehold improvements is computed over the shorter of lease term or the useful life of the asset. The useful lives are as follows:

                                                         Years
                  Buildings                            25 to 33
                  Plant and equipment                   2 to 10
                  Furniture and fixtures                 4 to 8

     Expenditures for maintenance and repairs and minor renewals and improvements, which do not extend the life of the respective assets are expensed. All other expenditures for renewals and improvements are capitalized. The assets and related accumulated depreciation are adjusted for property retirements and disposals, with the resulting gain or loss included in operations. Fully depreciated assets remain in the accounts until retired from service.

     Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include patents and other technology agreements, trademarks, licenses, customer relationships and non-compete agreements. They are generally amortized using the straight-line method over estimated useful lives of 5 to 25 years.

     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and was amortized by the straight-line method, in most cases over 15 to 20 years for all acquisitions completed prior to June 30, 2001. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS No. 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted. Under the provisions of SFAS No. 142, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization beginning January 1, 2002.

     The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flows over the assets' remaining estimated useful life are less than the carrying value of such assets. The measurement for such impairment loss is then based on the fair value of the related asset or group of assets.

     (g)  Revenue recognition

     Revenues are recognized as income in the period in which title passes and the products are delivered or for royalties, when the royalty is earned. Revenues for inventory delivered on consignment are recognized as the product is accepted or used by the consignee. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Revenues are reduced for estimated returns under the Company's limited guarantee programs and estimated cancellations at the time the products are shipped. Shipping and handling costs are included in cost of sales.

     (h)  Research and development costs

     Expenditures for research and development are expensed as incurred.

     (i)  Income taxes

     Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Deferred tax assets and liabilities are recognized for differences between the book values and the tax basis of assets and liabilities and are adjusted for tax law and rate changes.

     (j)  Concentration of credit risk

     The Company performs on-going credit evaluations of its customers and generally does not require collateral. When the Company becomes aware of a customer's inability to meet its obligations, such as in the case of bankruptcy filing or deterioration in the customer's financial condition, the Company records a specific reserve to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial condition of the customer, macroeconomic conditions and historical experience. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     The Company invests its excess cash in deposits with major banks. The Company has not experienced any losses on its deposits.

     (k)  Net income per common share

     Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Net income per common share - basic is computed using the weighted average number of common shares outstanding during each of the respective years. Net income per common share - diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years. Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding share options (see Note 19 to the Consolidated Financial Statements) and the only differences between basic and diluted shares result solely from the assumed exercise of certain outstanding share options and warrants.

     (l)  Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

     (m)  Sale of accounts receivable

     The Company adopted the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" on April 1, 2001. Prior to that, the Company accounted for the sale of receivables in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Trade accounts receivable sold without recourse are removed from the balance sheet at the time of sale.

     (n)  Securities and other investments

     Marketable equity securities are classified as available-for-sale. Such securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity. Any gains or losses from the sale of these securities are recognized using the specific identification method.

     (o)  Use of estimates in preparation of financial statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     (p)  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2002 presentation. The reclassifications have no effect on previously disclosed net income or shareholders' equity.

     (q)  Acquisition of treasury stock

     It is the Company's practice, where appropriate, to buy in its own shares in order to enhance shareholder value. Treasury stock is held at cost until it is retired.

     (r)  Stock based compensation

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 and related Interpretations and, accordingly, has adopted the disclosure only alternative of SFAS 123, "Accounting for Stock-Based Compensation." Under APB 25, no compensation cost has been recognized for stock options issued under these plans.

     In December 2002, SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure an amendment of FASB statement No. 123" was issued. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reporting results (see below). The standard is effective beginning with these financial statements and the provisions have been adopted herein.

     Pro forma information regarding the Company's net income and net income per common share for the years ended December 31, 2002, 2001 and 2000 is required by SFAS No. 123, "Accounting For Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock option plans under the fair value method of the statement. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                             Year ended December 31,
                                                                  ------------------------------------------
(In thousands except per share data)                                2002              2001             2000
                                                                  -------           -------          -------
Net income

  As reported                                                     $25,913           $20,964          $44,816
  Pro forma                                                       $23,421           $18,215          $41,085
Net income per common share - basic
  As reported                                                       $1.96             $1.60            $3.40





  Pro forma                                                         $1.77             $1.39            $3.12
Net income per common share - diluted
  As reported                                                       $1.76             $1.42            $3.20
  Pro forma                                                         $1.59             $1.24            $2.94

     The fair value of the options under each plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000 respectively: dividend yield of 0%, 0% and 0%; expected volatility of 35%, 40% and 45%; risk-free interest rates of 3.5%, 3.5% and 6.0% and expected lives of 4.50, 4.50 and 4.50 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     (s)  Recently issued Accounting Standards

     SFAS No. 143, "Accounting for Obligations with the Retirement of Long-Lived Assets" was issued in June 2001. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for the Company's fiscal year beginning after January 1, 2003. The standard provides the accounting requirements for retirement obligations associated with tangible long-lived assets be capitalized into the assets cost at the time of initial recognition. The liability is then discounted to its fair value at the time of recognition using the guidance provided by the standard. This new standard did not have a material impact on the Company's financial position or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is required for implementation for the 2002 fiscal year. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains fundamental provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiary for which control is likely to be temporary, by requiring the operating and disposal gains/losses to be recognized in the period incurred. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This new standard did not have a material impact on the Company's financial position or results of operations.

     SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect that this new standard will have a significant effect on the financial position and results of operations of the Company.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this standard will have any effect on the financial position and results of operations of the Company, as we do not anticipate exiting or disposing of any activities.

     In November 2002, the FASB issued FASB Interpretation, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees," which elaborates on the disclosures to be made in the interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, the Company did not have any outstanding guarantees.

     (t)  Fair Value of Financial Instruments

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, accounts receivables, current portion of long-term debt and accounts payable approximate fair value due to the short term maturities of these instruments.

     (u)  Advertising Costs

     The Company expenses all advertising costs as incurred.

2    Acquisitions

     The following acquisitions were recorded using the purchase method of accounting:

     In December 2001, the Company purchased an additional 15% equity interest in Orthosonics Limited (OSN) for $190,000, thereby raising the Company's ownership in OSN from 70% to 85%. In December 2002, minority interest holders exercised put options to sell their remaining 15% equity interest in OSN to the Company for approximately $660,000, therefore resulting in a wholly-owned subsidiary. The results of operations for the years ending December 31, 2002 and 2001 have been included on a fully consolidated basis in the Statement of Operations of the Company with a minority interest adjustment until the date OSN was wholly-owned. The impact of the additional equity ownership on the results of operations had the acquisition occurred at the beginning of the periods are immaterial. As a result of these transactions, a minority interest obligation of approximately $203,000 was settled and approximately $647,000 of additional goodwill was recorded.

     In December, 2002, the Company acquired an additional 21.5% equity interest in Orthofix do Brasil for $70,000, thereby raising the Company's ownership of Orthofix do Brasil to 89.5% from 68%. This increase in ownership stake resulted in additional goodwill of $70,000.

     On April 20, 1999, the Company paid $1.9 million to the shareholders in Novamedix Distribution Limited (NDL) for an additional 10% equity interest, following exercise by such shareholders of their put option over such shares, thereby raising the Company's ownership of NDL from 80% to 90%. In December 1999, the Company acquired the remaining 10% equity interest in NDL for $2 million. In April, 2002, the Company paid $5.2 million for the earn-up provision associated with the acquisition of NDL. These transactions have resulted in an increase in goodwill of $8.7 million.

     On June 25, 2001, the Company paid $150,000 for an additional 18.75% equity interest in Promeca S.A. de CV ("Promeca"), bringing the total equity interest of the Company to 66.25% and resulting in a majority ownership. Prior to July 1, 2001, Promeca was accounted for under the equity method of accounting and the sales thereto were eliminated in consolidation until the product was sold to a third party. Effective from July 1, 2001, Promeca has been fully consolidated. In 2002, the Company sold 5% of its ownership in Promeca, reducing its equity interest to 61.25%.

     On November 28, 2001, the Company, in order to complete its ownership, acquired the remaining 30% interest in its Italian subsidiary, D.M.O. S.r.l., for a purchase price of $8.6 million comprised of 250,000 of the Company's common shares and cash of $1.9 million. The seller of the 30% interest in D.M.O. S.r.l. was LMA

International S.A. The purchase price was negotiated based upon comparative market multiples. 50,000 of the total shares were acquired in the market at $31.92 per share, 100,000 shares were acquired from L.M.A. International S.A. at $25 per share and 100,000 shares were acquired from International Investments Venner Inc. at $25 per share. Mr. Gaines-Cooper, the Company's Chairman, has an interest in L.M.A. International S.A. and indirectly controls International Investments Venner Inc. Approximately $2.8 million of the purchase price was applied to the minority interest obligation, with the remaining amount of $5.8 million being recorded as the excess of the purchase price over the estimated fair values of the identifiable assets (Goodwill). As a result of this transaction, D.M.O. S.r.l. is a wholly-owned subsidiary of the Company. The results of operations of D.M.O S.r.1 for the year ending December 31, 2001 have been included on a fully consolidated basis in the Statement of Operations of the Company with a minority interest adjustment for the unowned portion until the date of acquisition. The impact of the additional equity ownership on the results of operations had the acquisition occurred on January 1, 2001 would have been a decrease of $492,000 in minority interest, which would have increased the net income by the same amount.

     On May 3, 2001, the Company exchanged debt in the amount of $1.5 million for the remaining 70% ownership of Orthofix S.A., a French distributor. As a result of this transaction, approximately $1.5 million additional goodwill was recorded. Effective May 3, 2001, Orthofix S.A. has been fully consolidated.

     On August 31, 2000, the Company acquired substantially all of the assets of the Orthotrac Pneumatic Vest business from Kinesis Medical Inc. for $7.3 million, of which $625,000 was related to accrued integration costs, $343,000 was related to conversion of outstanding stock options and warrants, with the balance consisting of cash. Additionally, the agreement provides for contingent payments of $700,000 upon the receipt of a unique healthcare reimbursement code and $400,000 upon the attainment of certain sales thresholds. The acquisition was recorded using the purchase method of accounting.

     In 2002, the Company paid out termination benefits of $290,000, and incurred costs of $175,000 to relocate the Kinesis Minnesota facility to the Company's Texas facility. Any additional termination or relocation costs associated with this transaction are expected to be immaterial.

     The results of operations have been included in the statement of operations from the date of acquisition. The impact of the acquisition on the results of operations had it occurred on January 1, 2000 would be immaterial.

3    Inventories

                                                         December 31,

(In thousands)                                          2002         2001
                                                       ------       ------
Raw materials                                          $2,177       $2,758
Work-in-process                                         1,210        1,057
Finished goods                                         11,668        8,866
Field inventory                                         5,260        3,780
Consignment inventory                                   5,910        4,923
Less reserve for obsolescence                          (2,754)      (2,135)
                                                      -------      -------
                                                      $23,471      $19,249
                                                      =======      =======


4    Securities and other investments

     In 2000, the Company acquired a 10% interest in OPED AG for $2.5 million cash, which is being accounted for on the cost basis.

     In 2002 and 2001, $250,000 related to marketable equity securities have been included in the consolidated balance sheet as Securities and other investments.

     On January 10, 2002, the Company established a joint venture, OrthoRx. Prior to the formation of the joint venture, the operations of OrthoRx were included in the Company's financial statements. The Company invested $3.0 million to acquire its 45% share through a combination of cash of $2.0 million and contributed assets with a net book value of $1.0 million. In November, 2002, the Company contributed an additional $1.0 million of cash which raised its ownership to 46%. The Company is accounting for this investment on the equity method and has reduced its investment to $1.9 million as of December 31, 2002 to reflect their portion of the joint venture's net losses for the year then ended.

     On February 5, 2003, the Company purchased an equity interest in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products, for $1.5 million. The investment will be accounted for at cost.

5    Property, plant and equipment

                                                           December 31,

(In thousands)                                          2002         2001
                                                       ------       ------
Cost
Buildings                                               $3,414        $3,125
Plant and equipment                                     23,026        16,871
Furniture and fixtures                                   7,138         7,688
                                                     ---------    -----------
                                                        33,578        27,684
Accumulated depreciation                              (19,737)       (15,104)
                                                     ---------    -----------
                                                       $13,841       $12,580
                                                     =========    ===========

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $5,126,000, $3,807,000 and $3,504,000, respectively.

6    Patents and other intangible assets

                                      December 31,

(In thousands)                     2002           2001
                                  ------         ------
Cost
Patents                            $16,104      $14,317
Other                                  522          644
                                 ---------    ---------
                                    16,626       14,961


Accumulated amortization

Patents                            (12,196)     (10,594)
Other                                 (216)        (250)
                                 ---------    ---------
                                    $4,214       $4,117
                                 ---------    ---------


     Amortization expense for these intangible assets is estimated to be approximately $1,140,000, $1,140,000, $417,000, $140,000 and $140,000 for the
periods ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

7    Goodwill

     Under SFAS No. 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires the comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. The Company has performed the impairment tests of goodwill and indefinite lived intangible assets and has determined that no impairment exists.

     In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective January 1, 2002. The nonamortization of goodwill has increased the Company's net income and earnings per share beginning in 2002. The following are unaudited pro forma results assuming goodwill had not been amortized prior to January 1, 2002:

                                                                               Year ended December 31,

                                                                     ------            ------            ------
(In thousands except per share data)                                  2002              2001              2000
                                                                     ------            ------            ------
Reported net income                                                 $25,913            $20,964          $44,816
Adjustment for amortization of goodwill, net of tax                       -              3,345            3,398
                                                                    -------            -------           ------
         Adjusted net income                                        $25,913            $24,309          $48,214
                                                                    -------            -------           ------

Reported net income per common share - basic                          $1.96              $1.60            $3.40
Adjustment for amortization of goodwill, net of tax                     -                $0.26            $0.26
                                                                    -------            -------           ------
         Adjusted net income per common share - basic                 $1.96              $1.86            $3.66
                                                                    -------            -------           ------

Reported net income per common share - diluted                        $1.76              $1.42            $3.20
Adjustment for amortization of goodwill, net of tax                     -                $0.23            $0.25
                                                                    -------            -------           ------
         Adjusted net income per common share - diluted               $1.76              $1.65            $3.45
                                                                    -------            -------           ------




                                                   December 31,
                                               ---------------------
(In thousands)                                   2002         2001
                                               --------     --------
Cost                                           $80,379      $78,305
Accumulated amortization                       (21,598)     (21,598)
                                               --------     --------
                                               $58,781      $56,707
                                               ========     ========


     For a discussion of acquisitions since January 1, 2001 and the associated goodwill, see Note 2 to the Consolidated Financial Statements.

         Total goodwill acquired by segment in 2002 and 2001 was as follows:

(In thousands)                  2002         2001
                               ------      -------
Americas                       $   70      $   719
International                   1,381       11,779
                               ------      -------
                               $1,451      $12,498
                               ======      =======

     Foreign currency translation effect on goodwill as of December 31, 2002 and 2001, was $623,000 and $302,000, respectively.


8    Bank borrowings

                                                           December 31,
                                                        -------------------
(In thousands)                                           2002         2001
                                                        ------       ------
Borrowings under lines of credit                        $6,977       $3,980
                                                        ======       ======

                                                           December 31,
                                                         -------------------
                                                          2002         2001
                                                         ------       ------
Weighted average interest rate at year end:

    Bank borrowings                                      4.06%        4.02%
    Current portion of long-term debt                    7.03%        7.75%

     Borrowings under lines of credit consist of borrowings in Euros. The Company had unused available lines of credit of $13.8 million and $9.2 million at December 31, 2002 and 2001, respectively. The terms of these lines of credit give the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. The lines of credit are unsecured.

9    Other current liabilities

                                                                December 31,
                                                            -------------------
(In thousands)                                               2002         2001
                                                            ------       ------
Accrued expenses                                           $7,031       $8,182
Salaries and related taxes payable                          4,367        4,415
Other payables                                              2,500        1,699
Provision for AME bonus and earnout (Note 15)               5,182        5,182
Provision for Novamedix earnout (Note 2)                       --        4,363
Income taxes payable                                        1,033        1,619
                                                          -------      -------
                                                          $20,113      $25,460
                                                          =======      ========

10   Long-term debt

                                                     December 31,
                                                ---------------------
(In thousands)                                    2002         2001
                                                 ------       ------
Long-term obligations                          $    336     $  1,402
Other loans                                         107          178
                                                 ------        ------
                                                    443        1,580
Less current portion                               (399)        (740)
                                               --------      --------
                                                    $44         $840
                                               ========      ========

     Long-term obligations include a note for $277,000 (2001: $777,000) issued in connection with the acquisition of Osteogenics in December 1994. This obligation has a fixed interest rate of 8.23% and matures in 2003.

     The remaining long-term obligation represents a forgivable tax loan issued in connection with the Company's facility in McKinney, Texas. The loan is forgiven in an amount equal to the ad valorem taxes, less taxes for land, actually paid by the Company dollar for dollar for tax years 2001-2005. Any accumulated amount of the loan that is not forgiven by January 31, 2006 will become due and payable within thirty days thereafter with interest of 7.5% compounded annually from the date of the loan advance until repayment.

     The aggregate maturities of long-term debt after December 31, 2002 are as follows: 2003 - $399,000, 2004 - $22,000 and 2005 - $22,000.

11   Commitments

Leases

     The Company has entered into operating leases for facilities and equipment. Rent expense under the Company's operating leases for the years ended December 31, 2002, 2001 and 2000 were approximately $2,282,000, $2,524,000 and
$1,706,000, respectively. Future minimum lease payments under operating leases as of December 31, 2002 are as follows:

(In thousands)

2003                                             $2,298
2004                                              2,108
2005                                              1,706
2006                                              1,614
2007                                              1,015
Thereafter                                        2,258
                                                -------
Total                                           $10,999
                                                -------

Other

     In connection with the incorporation of Orthofix AG, the Company has been granted an option to purchase a further 15% of the shares of that company by the minority shareholders. The latter have been granted an option to request the Company to purchase the remaining 15% of the shares. Both options are exercisable between five and ten years after the incorporation of Orthofix AG. The purchase consideration is based on a multiple of the net income of Orthofix AG in the twelve month period preceding the exercise date.

     In December 2002, the Company acquired the rights to a minimally invasive method of fracture stabilization and fixation for the hip. The Company paid $1 million for the worldwide rights to market this product for four years. In addition, the Company will pay a royalty of up to $5 million based on future sales. The Company at its option has the right to acquire all of patents pertaining to the schedule of devices for $5 million. The royalty fee paid by the Company during the four year licensing period will be applied against the purchase price of the patents.

12   Business segment information

     The Company designs, manufactures, markets and distributes medical equipment used principally by musculoskeletal medical specialists for orthopedic applications.

     The Company's operations are managed as two geographic business units (the Americas and International) plus Group activities. The Americas consists of the United States, Mexico and Brazil. In 2001, Mexico and Brazil were included in the International segment. The segment information has been reclassified to include Mexico and Brazil in the Americas segment for all periods presented. International consists of the rest of the world plus export distribution operations.

     Net sales, operating income, and identifiable assets as of and for the three years ended December 31, 2002 for the Company and its subsidiaries are as follows:

                             Net sales             Operating income/(expense)         Identifiable assets
                  ------------------------------  ---------------------------   -------------------------------
(In thousands)      2002       2001       2000      2002      2001      2000       2002       2001       2000
                  --------    -------    -------  -------   -------   -------   --------     -------    -------
International     $116,601   $102,727    $88,762  $26,143   $20,065   $18,500   $169,071    $142,330   $142,951
Americas           103,624     93,995     72,025   25,130    12,629     8,661     80,848      64,724     61,471
Geographical      --------   --------    -------  -------   -------   -------   --------    --------   --------
total              220,225    196,722    160,787   51,273    32,694    27,161    249,919     207,054    204,422
Group activities         -          -          -   (3,788)   (3,677)   (3,617)    56,652      64,815     64,277
Intercompany
and investment
eliminations       (42,630)   (34,362)   (29,005)  (4,546)    1,482      (819)   (85,797)    (82,955)   (78,265)
                  --------   --------   --------  -------   -------   -------   --------    --------   --------
Total             $177,595   $162,360   $131,782  $42,939   $30,499   $22,725   $220,774    $188,914   $190,434
                  --------   --------   --------  -------   -------   -------   --------    --------   --------

                   Depreciation and amortization       Income tax expense            Other income (expense)
                  ------------------------------  ---------------------------   -------------------------------
(In thousands)      2002       2001       2000      2002      2001      2000       2002       2001       2000
                  --------    -------    -------  -------   -------   -------   --------     -------    -------
International       $2,927     $3,204     $3,371   $3,757    $2,493    $9,077     $1,695        $320    $31,787
Americas             2,902      4,646      3,908    9,061     5,365     7,157       (934)       (853)     6,204
Group activities         -        100        100       57         9         -     (3,170)        701      1,859
                  --------    -------    -------  -------   -------   -------   --------     -------    -------
Total               $5,829     $7,950     $7,379  $12,875    $7,867   $16,234    $(2,409)       $168    $39,850
                  --------    -------    -------  -------   -------   -------   --------     -------    -------


     Capital expenditures for each segment are as follows:


(In thousands)                              2002          2001          2000
                                           ------        ------        ------
Americas                                  $3,631        $3,902        $3,084
International                              3,492         2,863         2,498
Group activities                               7             4            --
                                          ------        ------        ------
                                          $7,130        $6,769        $5,582
                                          ======        ======        ======

     Geographical information

       Analysis of net sales by geographic destination:

(In thousands)                      2002          2001          2000
                                   ------        ------        ------
U.S.                              $117,991     $110,345       $87,374
Other                                4,920        2,689           --
                                   -------      -------       -------
Americas                           122,911      113,034        87,374

U.K.                                22,099       19,053        15,512
Italy                               12,601       11,041        10,590
Other                               19,984       19,232        18,306
                                   -------      -------       -------
International                       54,684       49,326        44,408
                                   -------      -------       -------
                                  $177,595     $162,360      $131,782
                                   -------      -------       -------

     There are no sales in the Netherlands Antilles.

     Analysis of long-lived assets by geographic area:

(In thousands)                    2002          2001
                                 ------        ------
U.S.                             $39,936      $40,149
Italy                             10,529        9,163
U.K.                              12,202       10,826
Cyprus                            10,373        9,588
Others                             8,549        6,524
                                 -------      -------
                                 $81,589      $76,250
                                 -------      -------

13   Income tax expense

     The Company and each of its subsidiaries are taxed at the rates applicable within each respective company's jurisdiction. The composite income tax rate will vary according to the jurisdictions in which profits arise. The components of the provision for income tax expense (benefit) are as follows:

                                        Year ended December 31,
                                   ---------------------------------
(In thousands)                      2002         2001          2000
                                   ------       ------        ------
Italy  - Current                   $2,097       $1,085       $2,725

       - Deferred                     (51)        (211)         152
Cyprus - Current                      516         (133)       5,210
       - Deferred                      28           56         (230)
U.K.   - Current                    1,518        1,342        1,203
       - Deferred                      17          404          (68)
U.S.   - Current                    7,651        5,097        6,045
       - Deferred                   1,319          165        1,027
Netherlands Antilles
       - Current                        5          145           85
Other  - Current                       (4)         (83)          85
       - Deferred                    (221)           -            -
                                  -------       ------      -------
         Total tax expense        $12,875       $7,867      $16,234
                                  =======       ======      =======

     Income from continuing operations before provision for income taxes consisted of:

                                    Year ended December 31,
(In thousands)                  2002         2001          2000
                              ------        ------        ------
U.S.                          $24,781      $11,689      $14,866
Non U.S.                       15,749       18,978       47,709
                              -------      -------       ------
                              $40,530      $30,667      $62,575
                              -------      -------       ------

     The tax effects of the significant temporary differences, which comprise the deferred tax liabilities and assets, are as follows:

(In thousands)                                 2002           2001
                                              ------         ------
Deferred tax liabilities
Goodwill                                       $(570)         $(590)
Patents                                         (375)          (317)
Inventories                                       (1)             9
Property, Plant and Equipment                    (95)          (130)
Other                                         (1,161)        (1,013)
                                              ------         ------
                                              (2,202)        (2,041)

(In thousands)                                 2002           2001
                                              ------         ------

Deferred tax assets

Accrued compensation                            $128            412
Inventories and related reserves               1,146          1,440
Allowance for doubtful accounts                1,997          2,108
Net operating loss carry forwards                 80             79
Deferred royalties                               939            934
Other                                           (162)           134
                                              ------         ------
                                               4,128          5,107
                                              ------         ------
Net deferred tax asset                        $1,926         $3,066
                                              ======         ======

     The deferred tax provision relates to tax effects of the amortization of goodwill which is deductible for income tax purposes over a period of five years and, prior to January 1, 2002, was charged against operating results over a period of twenty years. During 2000, the Company generated net taxable losses in locations where it was not more likely than not that those losses would be utilized, and accordingly, a valuation allowance was established. In 2001, the allowance was reversed because taxable income was generated and the loss carry forwards were expected to be utilized prior to expiration.


                                                                                    Year ended December 31,
(In thousands)                                                                2002          2001          2000
                                                                             ------        ------        ------
Statutory tax (tax rate presented is for 2002 only):
Italy (40.25%)                                                              $2,050        $2,905       $2,835
Cyprus (4.25%)                                                                 441           495        5,259
Seychelles (40%)                                                             2,460           776            -
U.K.  (30%)                                                                    930         1,556        1,101
U.S. (38.5%)                                                                 9,588         4,500        5,176
Netherlands Antilles                                                             -             -          570
Other                                                                         (654)           75            -
                                                                           -------      --------      -------
                                                                            14,815        10,307       14,941
Tax benefit on DMO transaction                                                   -        (1,955)           -
Goodwill                                                                         -           672          672
Change in valuation allowance                                                    -          (389)         389
Tax holiday benefit - Seychelles                                            (2,460)         (776)           -
Other differences                                                              520             8          232
                                                                           -------      --------      -------
Income tax expense                                                         $12,875        $7,867      $16,234
                                                                           -------      --------      -------

     A portion of the other difference relates to income tax charged during the year on inter-group stock profits arising from the sale of inventories from one subsidiary to another and which have not been sold to third parties at year end. For the twelve months ended December 31, 2002, 2001 and 2000, this amounted to $894,000, $556,000 and $113,000, respectively.

     In 2001, the effective tax rate benefited from the deduction in Italy of an intra-group dividend subsequent to the purchase of the remaining 30% minority interest in DMO. The resulting basis differential is not taxable in the future and therefore no deferred tax has been established for the difference between the book and tax basis of the net assets in DMO.

     The Company has not recorded additional income taxes applicable to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Such earnings, which amounted to approximately $124.1 million and $94.4 million at December 31, 2002 and 2001, respectively, may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amount of net additional income tax that may be payable if such earnings were repatriated.

14   Related Parties

     The following related party balances and transactions as of and for the three years ended December 31, 2002, between the Company and other companies in which directors and/or executive officers have an interest are reflected in the consolidated financial statements. The Company buys components related to the A-V Impulse System, purchases quality control and logistic services and buys the Laryngeal Mask from companies in which two board members have a beneficial minority interest.

                                                  Year ended December 31,
(In thousands)                                  2002       2001      2000
                                               ------     ------    ------
Sales                                          $1,275     $1,264    $1,158
Purchases                                     $18,038    $12,126    $9,679
Accounts payable                               $2,075     $1,455      $613
Accounts receivable                              $239       $233      $164
Due from officers (included in other assets)     $330          -         -


15   Contingencies

Litigation

     The Company, in the normal course of its business, is involved in various lawsuits from time to time. In addition, the Company is subject to certain other contingencies discussed below:

     On January 29, 1999, two couples who owned shares of the common stock of American Medical Electronics Inc. ("AME") commenced a civil action against the Company and one of its subsidiaries and the Review Committee (defined below) seeking, among other relief, the maximum earnout and bonus under the merger agreement. The Company is vigorously defending against the action. On August 21, 1995, the Company acquired substantially all the outstanding stock of AME and merged AME into Orthofix Inc. Prior to the merger, Orthofix Inc. had no operating activity. The principal terms of the acquisition included cash payments of approximately $47.5 million and the issuance of approximately 1.95 million shares of the Company's common stock with a fair market value of approximately $33.5 million. Additionally, the Merger Agreement provided for payments contingent upon the attainment of certain gross revenue thresholds by the Company in 1995, 1996 and/or 1997 and were not compensatory in nature. The earnout and bonus, if paid, were to be paid in cash, common stock of the Parent or a combination thereof on a Payout Date defined in the Merger Agreement. The Company announced that the Review Committee, established to determine contingent amounts payable under the Agreement and Plan of Merger relating to the acquisition of AME, determined that Orthofix will pay the AME Record Holders $500,000 (which was satisfied in cash and issuance of treasury shares with a fair market value of $259,000), and 12% of the net recovery, if any, received from its judgment against Biomet, EBI and EBI MS up to a maximum of $5,500,000.

     Novamedix filed an action on February 21, 1992 against Kinetic Concepts Inc ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and unfair competition. In this action, Novamedix is seeking a permanent injunction enjoining further infringement by KCI. Novamedix also seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI seeks a declaratory judgment that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas has restored the litigation to active status, and has provided a Scheduling Order that will govern this matter. KCI has sought to add a charge of infringement against Novamedix under a recently issued KCI patent but that request was denied on a procedural basis. KCI retains the right to seek enforcement of its patent in a separate proceeding. A portion of any amounts received will be payable to former owners of Novomedix under the original purchase agreement.

     On April 17, 2001 the Company received an administrative request for records from the Office of the Inspector General of the United States Department of Health and Human Services. On June 20, 2001, the Company received a similar administrative request for records from the Office of the Inspector General of the United States Department of Defense.

     The Company has cooperated with government representatives throughout the inquiry. The Company continues to believe the primary focus of the government's inquiry concerns the appropriateness of claims the Company submitted to federal health programs for the off-label use of the Company's FDA-approved pulsed electronic magnetic field device, and billing and coding for its off-label use.

     The Company's outside counsel have presented to governmental representatives several letters describing the Company's coding and billing practices for the off-label use of its pulsed electronic magnetic field device, and discussed the Company's understanding of Medicare, Medicaid and CHAMPUS/TriCare rules with respect to the off-label use of FDA-approved devices. The Company does not believe that resolution of this matter will have a material adverse effect on its financial condition or cash flows.

     In management's opinion, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that will have a material effect on the financial position, liquidity or operating results of the Company.

Concentrations of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. Cash investments are primarily in money market funds deposited with major financial center banks. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individuals comprising the Company's customer base. Certain of these customers rely on third party healthcare payers, such as private insurance companies and governments, to make payments to the Company on their behalf. Accounts receivable in countries where the government funds medical spending are primarily located in North Africa, Middle East, South America, Asia and Europe. The Company has considered special situations when establishing allowances for potentially uncollectible accounts receivable in such countries as Argentina, Egypt, and Turkey. The Company maintains an allowance for losses based on the expected collectability of all accounts receivable.

     The Company sells via a direct sales force and distributors. The Company's distributor of the A-V Impulse System in North America, Kendall Healthcare Inc., accounted for 10% of net sales in 2002 and 11% of net sales in 2001 and 2000.

16   Pensions and deferred compensation

     Orthofix Inc. sponsors a defined contribution benefit plan (the "401(k) Plan") covering substantially all full time employees. The 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee's base compensation and 50% of the next 4% of the employee's base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2002, 2001 and 2000, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately $763,000, $696,000 and $563,000, respectively.

     The Company operates defined contribution pension plans for all other employees not described above meeting minimum service requirements. The Company's expenses for such pension contributions during 2002, 2001 and 2000 were approximately $415,000, $335,000 and $240,000, respectively.

     Under Italian Law, Orthofix S.r.l. and D.M.O. S.r.l. accrue, on behalf of their employees, deferred compensation, which is paid on termination of employment. Each year's provision for deferred compensation is based on a percentage of the employee's current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. The Company's expenses for deferred compensation during 2002, 2001 and 2000 were approximately $200,000, $163,000 and $165,000 respectively. Deferred compensation payments of $120,000, $211,000 and $153,000 were made in 2002, 2001 and 2000, respectively. The year-end balance represents the amount which would be payable if all the employees and agents had terminated employment at that date.

17   Share option plans and warrants

Option Plans

     At December 31, 2002, the Company had four stock-based compensation plans which are described below.

Staff Share Option Plan

     The Staff Stock Option Plan (the "Staff Plan") is a fixed stock option plan which was adopted in April 1992. Under the Staff Plan, the Company may grant options to its employees for up to 1,989,700 shares of common stock at the estimated fair market value of such options at the date of grant. Options generally vest based on years of service with all options to be fully vested within five years from date of grant. Options granted under the Staff Plan expire ten years after date of grant.

AME 1983 and 1990 Plans

     Under the terms of the Merger Agreement in which the Company acquired AME, all options for AME common stock still outstanding under the 1983 Plan and the 1990 Plan (hereinafter collectively referred to as the "AME Plan") were assumed at the effective time of the Merger by the Company and are exercisable for common shares in accordance with their terms and after adjustment to reflect the exchange ratio. After such adjustment immediately following the Merger, options granted under the AME Plan totaled 624,794, of which 5,394 remained outstanding at December 31, 2002 and expire throughout 2003 and 2004.

Executive Share Option Plan

     Under the Executive Share Option Plan ("Executive Plan"), approved by shareholders in March 1992, 1,945,000 shares have been reserved for issuance to certain executive officers. The grant price, determined by the Company's Board of Directors, cannot be less than the fair market value at the time of grant or $14.40, the equivalent of 120% of the price in the initial public offering price of $12.00. Fifty percent of options granted vest automatically on the tenth anniversary of the date of grant, or earlier on the satisfaction of a performance keyed to the market price of the common shares and a service condition. The remaining fifty percent vest in 20% increments on the first through fifth anniversaries of the date of grant. Options granted under the Executive Share Option Plan expire no later than June 2004.

Performance Accelerated Stock Option Agreement

     In December 1999, the Company's Board of Directors adopted a resolution approving, and on June 29, 2000, the Company's shareholders approved, the grant to certain executive officers of the Company of performance accelerated stock options ("PASOs") to purchase up to 1,000,000 shares of the Company's common stock, subject to the terms summarized below. The option to purchase the Company's common stock under the PASOs was granted effective January 1, 1999 (the "Grant Date") at an exercise price equal to $17.875 per share, the price of the Company's common stock on the date shareholders approved the reservation of 1,000,000 shares for issuance under the PASO plan.

     The PASOs include both service-based and performance-based vesting provisions. Under the service-based provisions, subject to the continued employment of the executive, the PASOs become 100% nonforfeitable and exercisable on the fifth anniversary of the Grant Date. Vesting under the PASOs will be accelerated, however, if certain stock price targets are achieved. The performance-based vesting provisions provide for the vesting of one-eighth of the PASO grant for each $5.00 increase in the price of the Company's common stock above $15.00 per share. The total number of shares eligible for the accelerated vesting on an annual basis is limited to 20% of the number of shares subject to the PASO with a cumulative carryover for the unvested portion of shares eligible for accelerated vesting for each of the prior years. In accordance with the Option Plan, no shares were exercised prior to December 31, 2002.

     The PASOs provide for one exception to the general vesting and exercise rules described above. If the price of the Company's common stock equals or exceeds $55.00 per share on or after December 31, 2002, 100% of the shares subject to the PASO will be nonforfeitable and exercisable. If the $55.00 per share price target is attained prior to December 31, 2002, the formula describe above would be applied to determine the number of vested options, but on December 31, 2002, all options subject to the PASO will be nonforfeitable and exercisable. The options subject to the PASO, if not earlier exercised or terminated, will terminate on the tenth anniversary of the grant date.

Warrants

AME Warrants

     At the time of the merger with AME, warrants to purchase 320,000 shares of AME common stock (the "AME warrants") were outstanding. These were assumed by the Company pursuant to the Merger Agreement. To take account for the merger exchange ratio, 185,592 common stock warrants were outstanding. At December 31, 2002, AME warrants to purchase 12,461 shares of the Company's common stock were outstanding, all of which were exercisable, and expire in December 2003. At December 31, 2002, the exercise price was $30.61 per common share.

Kinesis Warrants

     At the time of the acquisition of Kinesis Medical Inc.'s assets, warrants to purchase 672,685 shares of Kinesis common stock (the Kinesis warrants) were outstanding. These were assumed by the Company pursuant to the Asset Purchase Agreement. After adjustment to take into account the agreed exchange ratio, 27,400 common stock warrants were outstanding. At December 31, 2002, warrants to purchase 25,951 shares of the Company's common stock remain outstanding, all of which are exercisable and expire on August 31, 2005. The exercise prices are fixed, and range from $19.125 to $38.25 per common share.

     The AME warrants can be settled, at the option of the warrant holder, by a) payment of the exercise price in cash; b) tendering of previously owned Common Shares, commonly referred to as "pyramiding"; or c) any combination as approved by the Board of Directors. The Kinesis warrants can only be settled by payment of the exercise price in cash. At December 31, 2002, based upon the exercise price of the warrants, the number of shares of the Company's common stock to settle the outstanding warrants would be immaterial.

     Summaries of the status of the Company's stock option and warrant plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates are presented below:


                                                  2002                     2001                     2000
                                        ----------------------- ----------------------  ----------------------
                                                    Weighted                 Weighted                 Weighted
                                                    Average                   Average                  Average
                                                    Exercise                 Exercise                 Exercise
Fixed Options & Warrants                 Shares       Price       Shares       Price       Shares       Price

Outstanding at beginning of year      3,820,290         $15.46  3,865,368       $14.91    2,999,462      $13.34
Granted                                 108,650         $30.94    132,400       $25.58    1,213,406      $17.53
Exercised                            (1,502,137)        $13.94   (141,796)       $9.00     (259,180)      $9.63
Forfeited                                (2,022)        $17.86    (35,682)      $19.95      (88,320)     $12.74
Outstanding at end of year            ----------    ----------  ----------  ----------   -----------  ----------
                                      2,424,781         $17.08  3,820,290       $15.46    3,865,368      $14.91
                                      ----------    ----------  ----------  ----------   -----------  ----------
Options exercisable at end of year    1,412,552                 1,652,244                 1,390,162
Weighted average fair value of                          $10.71                   $9.76                    $7.17
options granted during the year at
market value
Weighted average fair value of                             -                       -                      $6.50
options granted during the year in
excess of market values

     At December 31, 2002, the Company has reserved a total of 2.4 million shares of common stock for issuance to eligible participants under the option plans (2,386,369) and to warrant holders (38,412).


                                         Outstanding and exercisable by price range as of December 31, 2002
                                           Options Outstanding                        Options Exercisable
                             ----------------------------------------------    ------------------------------
                                                 Weighted
                                                  Average
                                                 Remaining        Weighted                         Weighted
                                 Number         Contractual        Average         Number          Average
Range of Exercise Prices      Outstanding          Life        Exercise Price    Exercisable    Exercise Price
                              --------------  --------------   --------------    -----------    -------------

$7.500 - $10.625                153,279              3.66            $9.866         153,279         $9.866
$11.000 - $14.188               160,500              5.96           $12.236         127,500        $12.280
$14.400 - $14.400               712,500              1.56           $14.400         682,500        $14.400
$14.875 - $22.850             1,140,868              5.27           $17.769         407,239        $17.731
$25.000 - $33.000               257,634              7.91           $28.685          42,034        $31.773
                              ---------              ----           -------       ---------        -------
$7.500 - $33.000              2,424,781              4.40           $17.084       1,412,552        $15.194
                              ---------              ----           -------       ---------        -------

18   Subsequent events

     On March 4, 2003, the Company announced that it would complete a Share Purchase Agreement to acquire the remaining 48% minority interest in Intavent Orthofix Limited (IOL) for $20.5 million. The Company utilized an independent firm to perform an appraisal and valuation of IOL. The Company will use cash on hand to complete this purchase from Intavent Limited (Intavent). Mr. Gaines-Cooper, Chairman of Orthofix, is a settlor of a trust which owns a 30% interest in Intavent. As of December 31, 2002, IOL was a fully consolidated subsidiary of the Company. As a result of this transaction, a minority interest obligation of approximately $9.9 million will be settled and approximately $10.6 million additional goodwill will be recorded.

19   Earnings Per Share

     For each of the three years in the period ended December 31, 2002, there were no adjustments to net income for purpose of calculating basic and diluted net income per common share. The following is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations.

                                                                             Year Ended December 31,
                                                                 2002            2001             2000
                                                                ------          ------           ------
Weighted average common shares-basic                         13,196,524         13,086,467      13,182,789
Effect of diluted securities:
      Stock options                                           1,488,712          1,651,100         803,309
                                                             ----------        -----------      ----------
Weighted average common share-diluted                        14,685,236         14,737,567      13,986,098
                                                             ==========        ===========      ==========

     We did not include in the diluted shares outstanding calculation 59,000 options in 2002, 53,144 options in 2001 and 142,272 options in 2000 because their inclusion would be antidilutive or their exercise price exceeded the average market price of our common stock during the respective periods.


20   Quarterly financial data (unaudited)

         (In thousands, except per share data)

                                 1st Quarter       2nd Quarter      3rd Quarter     4th Quarter         Year
                                 -----------       -----------      -----------     -----------         ----
2002

Net sales                           $41,595           $45,580          $44,542          $45,878       $177,595
Gross profit                         31,685            33,740           33,565           33,786        132,776
Net income                            6,590             6,776            5,974            6,573         25,913
Net income per common
   share:

                  Basic                 .52               .52              .44              .48           1.96
                  Diluted               .44               .45              .41              .45           1.76
2001

Net sales                           $38,470           $40,733          $40,158          $42,999       $162,360
Gross profit                         28,384            29,692           29,211           32,121        119,408
Net income                            4,931             5,064            4,985            5,984         20,964



Net income per common
   share:

                  Basic                 .37               .39              .38              .46           1.60
                  Diluted               .34               .34              .34              .40           1.42




     The sum of per share earnings by quarter may not equal earnings per share for the year due to the change in average share calculations. This is in accordance with prescribed reporting requirements.

Schedule 2 -- Valuations and Qualifying Accounts

     For the years ended December 31, 2002, 2001 and 2000

(US Dollars, in thousands)                              Additions
                             Balance at     ---------------------------------
Provisions from assets      beginning of    Charged to cost      Charged to                        Balance at end
to which they apply:            year          and expenses     other accounts   Deductions/ Other      of year
                            ------------    ---------------    --------------   -----------------  --------------
2002

Allowance for doubtful
debts                             2,936             4,980                57           (4,817)              3,156
Inventory provisions              2,135             1,463              (126)            (718)              2,754
Provisions for deferred
compensation                        680               200               133             (120)                893

2001

Allowance for doubtful
debts                             2,687             3,564               117           (3,432)              2,936
Inventory provisions                976               123             1,043               (7)              2,135
Provisions for deferred
compensation                        768               162                 -             (250)                680
Restructuring provisions            975                 -                 -             (975)                  -
Valuation allowance                 389                                                 (389)                  -

2000

Allowance for doubtful
debts                             3,965             3,113               (14)          (4,377)              2,687
Inventory provisions              1,490               227              (160)            (581)                976
Provisions for deferred
compensation                        817               168                 -             (217)                768
Restructuring provisions          1,109                 -               625(1)          (759)                975
Valuation allowance                   -               389                 -                -                 389

------------------------------------------------------------

(1)      Established in connection with the acquisition of Kinesis

To the Board of Directors of
Orthofix International N.V.:

     Our audits of the consolidated financial statements referred to in our report dated June 25, 2002 appearing in this Form 10-K also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the two years in the period ended December 31, 2001 when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers
London, England
June 25, 2002