Form 10-Q
period 2003-03-31
ORTHOFIX INTERNATIONAL N V
filed 2003-05-13
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from              to
                                                        --------------
     -------------------.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

          Netherlands Antilles                            N/A
-------------------------------------------  ---------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

        7 Abraham de Veerstraat
                Curacao
         Netherlands Antilles                            N/A
-------------------------------------------  ---------------------------------
(Address of principal executive offices)              (Zip Code)

                                  599-9-4658525
                 ------------------------------------------------
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                            None

Securities registered pursuant to Section 12(g) of the Act:

                                                Common Stock, $0.10 par value
                                                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

As of May 9, 2003, 14,117,672 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                            Page

PART I    FINANCIAL INFORMATION................................................3
     ITEM 1.  CONDENSED FINANCIAL STATEMENTS...................................3
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................11
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......15
     ITEM 4.  CONTROLS AND PROCEDURES.........................................15
PART II   OTHER INFORMATION.................................................. 16
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................16
SIGNATURES        ............................................................17
CERTIFICATIONS    ............................................................18



                           Forward-Looking Statements

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

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

     A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under Item 1 - "Business - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

PART I FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

Consolidated Balance Sheets at MARCH 31, 2003 and DECEMBER 31, 2002

(U.S. Dollars, in thousands except per share data)                          March 31,          December 31,
                                                                               2003                2002
                                                                         -----------------    ----------------
Assets                                                                     (Unaudited)           (Note 2)
Current assets:
  Cash and cash equivalents....................................                   $41,552             $48,813
  Trade accounts receivable, net...............................                    53,936              54,654
  Inventories..................................................                    22,250              23,471
  Deferred income taxes........................................                     3,271               3,271
  Prepaid expenses and other...................................                     4,374               6,789
                                                                         -----------------    ----------------
Total current assets...........................................                   125,383             136,998
Securities and other investments...............................                     5,787               4,753
Property, plant and equipment, net.............................                    13,330              13,841
Patents and other intangible assets, net.......................                     4,645               4,214
Goodwill, net..................................................                    70,656              58,781
Other long-term assets ........................................                     2,434               2,187
                                                                         -----------------    ----------------
Total assets...................................................                  $222,235            $220,774
                                                                         =================    ================
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings..............................................                    $5,583              $6,977
  Current portion of long-term debt............................                       159                 399
  Trade accounts payable.......................................                     8,039               9,637
  Other current liabilities....................................                    20,290              20,113
                                                                         -----------------    ----------------
  Total current liabilities....................................                    34,071              37,126
Long-term debt.................................................                        46                  44
Deferred income taxes..........................................                     1,915               2,202
Other long-term liabilities....................................                     3,496               3,451
                                                                         -----------------    ----------------
  Total liabilities............................................                    39,528              42,823

Minority interests.............................................                        --               9,867
Contingencies (Note 11)
Shareholders' equity:
  Common shares................................................                     1,421               1,384
  Additional paid-in capital...................................                    54,091              50,884
  Less:  70,000 treasury shares, at cost (2002:  195,000)......                   (1,878)             (5,281)
                                                                         -----------------    ----------------
                                                                                   53,634              46,987
  Retained earnings............................................                   129,147             123,194
  Accumulated other comprehensive loss.........................                      (74)             (2,097)
                                                                         -----------------    ----------------
Total shareholders' equity.....................................                   182,707             168,084
                                                                         -----------------    ----------------
Total liabilities, minority interests and shareholders' equity.                  $222,235            $220,774
                                                                         =================    ================

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


(Unaudited, U.S. Dollars, in thousands except per share data)                 2003                 2002
                                                                         ----------------    -----------------

Net sales......................................................                  $48,181              $41,595
Cost of sales..................................................                   12,585                9,911
                                                                         ----------------    -----------------
  Gross profit.................................................                   35,596               31,684
Operating expenses
  Sales and marketing..........................................                   17,600               15,084
  General and administrative...................................                    4,982                4,145
  Research and development.....................................                    2,131                2,132
  Amortization of intangible assets............................                      278                  165
  KCI litigation costs.........................................                      862                   --
                                                                         ----------------    -----------------
                                                                                  25,853               21,526
                                                                         ----------------    -----------------
    Total operating income ....................................                    9,743               10,158

 Other income (expense), net...................................                    (326)                (275)
                                                                         ----------------    -----------------
   Net income before income tax and minority interests.........                    9,417                9,883
Income tax expense.............................................                  (3,464)              (2,905)
                                                                         ----------------    -----------------
   Income before minority interests ...........................                    5,953                6,978
Minority interests.............................................                       --                (388)
                                                                         ================    =================

   Net income ...............................................                     $5,953               $6,590
                                                                         ================    =================

Net income per common share - basic............................                    $0.43                $0.52
                                                                         ================    =================

Net income per common share - diluted..........................                    $0.41                $0.44
                                                                         ================    =================

Weighted average number of common shares -  basic..............               13,704,052           12,770,208
                                                                         ================    =================

Weighted average number of common shares - diluted.............               14,499,614           15,000,213
                                                                         ================    =================


The accompanying notes form an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited, U.S. Dollars, in thousands)                                       2003                 2002
                                                                         ----------------    -----------------

Cash flows from operating activities:
     Net income................................................                   $5,953               $6,590
     Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................                    1,628                1,257
    Provision for doubtful accounts............................                    1,240                  995
    Loss on sale of fixed assets...............................                       --                  168
    Loss on equity investments.................................                      372                  292
    Minority interest in net income of consolidated subsidiaries                      --                  388
    Tax benefit on non-qualified stock options.................                      142                   --
    Other .....................................................                       70                (222)
    Change in operating assets and liabilities:
       Increase in accounts receivable.........................                    (176)              (2,319)
       Decrease/(increase) in inventories......................                    1,353                (922)
       Decrease/(increase) in prepaid expenses and other.......                    2,241                (182)
       Decrease in accounts payable............................                  (1,716)                (507)
       (Decrease)/increase in other current liabilities........                      202                (602)
                                                                         ----------------    -----------------
Net cash provided by operating activities......................                   11,309                4,936
                                                                         ----------------    -----------------

Cash flows from investing activities:
     Investments in affiliates and subsidiaries................                 (22,071)              (2,041)
     Capital expenditures......................................                    (974)              (1,799)
     Other.....................................................                    (300)                   --
                                                                         ----------------    -----------------
Net cash used in investing activities..........................                 (23,345)              (3,840)
                                                                         ----------------    -----------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock................                    8,385                  864
     Repurchase of treasury shares.............................                  (1,880)              (3,069)
     Proceeds from loans and borrowings........................                       39                  595
     Repayment of loans and borrowings.........................                  (1,920)              (1,834)
                                                                         ----------------    -----------------
Net cash provided by (used in) financing activities............                    4,624              (3,444)
                                                                         ----------------    -----------------
Effect of exchange rate changes on cash........................                      151                (336)
                                                                         ----------------    -----------------
Decrease in cash and cash equivalents..........................                  (7,261)              (2,684)
Cash and cash equivalents at the beginning of the year.........                   48,813               34,273
                                                                         ----------------    -----------------
Cash and cash equivalents at the end of the period.............                  $41,552              $31,589
                                                                         ================    =================

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS

     Orthofix International N.V. and its subsidiaries (the "Company") is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic market.

NOTE 2:  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3:  INVENTORY

     Inventories are as follows:

                                            March 31,         December 31,
     (In thousands)                            2003               2002
                                         ------------------  -----------------

     Raw materials                                  $2,611             $2,177
     Work-in-process                                 1,510              1,210
     Finished goods                                  9,016             11,668
     Field inventory                                 6,053              5,260
     Consignment inventory                           5,899              5,910
     Less reserve for obsolescence                 (2,839)            (2,754)
                                         ------------------  -----------------
                                                   $22,250            $23,471
                                         ==================  =================


NOTE 4:  ACQUISITIONS AND INVESTMENTS

     On March 20, 2003, the Company completed the acquisition of the remaining 48% minority interest in Intavent Orthofix Limited (IOL) for $20.6 million (including acquisition costs) with an effective date of January 14, 2003. The Company utilized an independent firm to perform an appraisal and valuation of IOL. The Company used cash on hand to complete this purchase from Intavent Limited (Intavent). Mr. Gaines-Cooper, Chairman of Orthofix, is a settlor of a trust which owns a 30% interest in Intavent. IOL has been a fully consolidated subsidiary and is now a wholly-owned subsidiary of the Company. The Company recorded this additional equity purchase using the purchase method of accounting and the impact has been included in the results of operations from the date of acquisition. A preliminary allocation of the purchase price reflects the settlement of a minority interest obligation of approximately $9.9 million and $10.7 million of additional goodwill. The Company expects to finalize the purchase price allocation during 2003.

     The pro forma effect on operations or earnings per share would not be substantially different than those reported, assuming consummation of the purchase as of January 1, 2003. The pro forma unaudited results of operations and earnings per share for the three months ended March 31, 2002, assuming consummation of the purchase as of January 1, 2002, are as follows:

                                                As Reported    Pro Forma
                                                -----------    ---------
            Net sales                              $41,595       $41,595
            Net income                               6,590         6,978
            Per share data:
                 Basic                               $0.52         $0.55
                 Diluted                             $0.44         $0.47

     On February 5, 2003, the Company purchased an equity interest in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products, for $1.5 million. The investment is accounted for at cost.

NOTE 5:  COMMON SHARES

     For the three months ended March 31, 2003, the Company issued 571,300 shares of common stock upon the exercise of outstanding stock options for proceeds of $8.4 million and paid $1.9 million to purchase 70,000 shares of its common stock in the open market for treasury. During the period, the Company also retired 195,000 treasury shares recorded at a cost of $5.3 million.

NOTE 6:  COMPREHENSIVE INCOME

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities, net of tax. Other comprehensive income/(loss) for the three months ended March 31, 2003 and 2002 was $2.0 million of income and a loss of $0.4 million, respectively. During the period ended March 31, 2003, the Company reclassified $1.4 million of foreign currency translation impact on goodwill that is denominated in a non U.S. dollar currency, from other comprehensive income to goodwill. This reclassification had no impact on the results of operations or cash flows of the Company. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended March 31, 2003 and 2002 was $8.0 million and $6.2 million, respectively.

NOTE 7:  BUSINESS SEGMENT INFORMATION

     The Company's operations are managed as two geographic business units (the Americas and International) plus Group activities. The Americas consists of the United States, Mexico and Brazil. International consists of the rest of the world plus export distribution operations.

     For the three month periods ended March 31:

                                    Net Sales To                  Intersegment                   Operating
                                  External Customers                Net Sales                  Income/(Expense)
                                  ------------------           -------------------           --------------------
     (In thousands)             2003            2002           2003           2002           2003           2002
                                ----            ----           ----           ----           ----           ----
     International             $21,485         $17,247        $12,543         $9,597         $5,052        $6,265
     Americas                   26,696          24,348            157             55          6,104         5,245
     Group activities               --              --             --             --        (1,021)         (814)
     Eliminations                   --              --             --             --          (392)         (538)
                              --------         -------        -------         -------        -------      -------
     Total                     $48,181         $41,595        $12,700         $9,652         $9,743       $10,158
                              --------         -------        -------         -------        -------      -------

                                Identifiable Assets
                                -------------------
                             March 31,     December 31,
     (In thousands)            2003            2002
                             -------        ---------
     International            $150,406        $169,071
     Americas                   84,017          80,848
     Group                      80,831          56,652
     Eliminations              (93,019)        (85,797)
                             ---------        ---------
     Total                    $222,235        $220,774
                             =========        ========

     A reconciliation of combined operating profit for each business unit to consolidated income before income taxes and minority interests for the three month periods ended March 31 is as follows:


                                                           2003          2002
(In thousands)                                             ----          ----
Operating income - Business Units                         $9,743       $10,158
Other income / (expense)                                    (326)         (275)
                                                         ---------     --------
Consolidated income before tax and minority interests     $9,417        $9,883
                                                         =========     ========


NOTE 8:  INCOME TAX EXPENSE

     The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to the Company's tax holiday benefit in the Seychelles.

NOTE 9:  EARNINGS PER SHARE

     For each of the three month periods ended March 31, 2003 and 2002, there were no adjustments to net income (the numerators) for purpose of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share':

                                                 March 31,         March 31,
                                                   2003              2002
                                               --------------    --------------

Weighted average common shares - basic            13,704,052        12,770,208
Effect of diluted securities:
          Stock options                              795,562         2,230,005
                                               --------------    --------------
Weighted average common shares - diluted          14,499,614        15,000,213
                                               ==============    ==============

     The Company did not include in the diluted shares outstanding calculation 130,333 options for the three month period ended March 31, 2003, because their inclusion would be antidilutive or their exercise price exceeded the average market price of our common stock during the period. All options were included in the diluted shares outstanding calculation for the three month period ended March 31, 2002 as the average market value of our common stock for the period was higher than the exercise prices of all options outstanding for the period.

NOTE 10: STOCK BASED COMPENSATION

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under the Company's plans.

     In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosure and Amendment of FASB Statement No. 123" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effects of the method used on reporting results. The interim financial statement disclosure aspect of this standard is effective beginning with these financial statements and the provision has been adopted herein.

     Pro forma information regarding the Company's net income and net income per common share for the three month periods ended March 31, 2003 and 2002 has been determined as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                March 31,            March 31,
(In thousands, except per share data)             2003                 2002
                                              --------------      --------------
Net income
     As reported                                     $5,953            $6,590
     Less:  Total stock - based
       employee compensation
       expense determined under
       fair value method for all
       awards net of tax                               (586)             (624)
                                                     ------            ------

     Pro forma                                       $5,367            $5,966

Net income per common share - basic
     As reported                                      $0.43             $0.52
     Pro forma                                        $0.39             $0.47

Net income per common share - diluted
     As reported                                      $0.41             $0.44
     Pro forma                                        $0.37             $0.40

NOTE 11: CONTINGENCIES

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

     Novamedix filed an action on February 21, 1992 against Kinetic Concepts Inc ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and unfair competition. In this action, Novamedix is seeking a permanent injunction enjoining further infringement by KCI. Novamedix also seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI seeks a declaratory judgment that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas has restored the litigation to active status, and has provided a Scheduling Order that will govern this matter. KCI has sought to add a charge of infringement against Novamedix under a recently issued KCI patent but that request was denied on a procedural basis. KCI retains the right to seek enforcement of its patent in a separate proceeding. A portion of any amounts received will be payable to former owners of Novamedix under the original purchase agreement.

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

     The Company's outside counsel have presented to governmental representatives several letters describing the Company's coding and billing practices for the off-label use of its pulsed electronic magnetic field device, and discussed the Company's understanding of Medicare, Medicaid and CHAMPUS/TriCare rules with respect to the off-label use of FDA-approved devices. The Company does not believe that resolution of this matter will have a material adverse effect on its financial condition or cash flows. The resolution, which the Company expects to occur in 2003, could have a material adverse effect on its results of operations in the period in which it occurs.

     In management's opinion, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that will have a material effect on the financial position, liquidity or operating results of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2003, as compared to our results of operations for the three months ended March 31, 2002. The discussion and analysis also addresses our liquidity and financial condition and other matters.

General

     We design, develop, manufacture, market and distribute medical equipment, used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, and non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures. Our products also include devices for removal of the bone cement used to fix artificial implants, the ultrasonic treatment of musculoskeletal pain, bracing products and a bone substitute compound, from which we receive a royalty. We also produce a device for enhancing venous circulation.

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

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products, including orthopedic devices (32%), stimulation products (44%) and vascular products (12%), accounted for 88% of our total net sales in the three months ended March 31, 2003, as compared to 88% of our total net sales for the same period in the prior year. Sales of non-orthopedic products, including some vascular products and the Laryngeal Mask product, accounted for 12% of our total net sales in the three months ended March 31, 2003, as compared to 12% of our total net sales for the same period in the prior year.

     The following tables display the net sales by geographic destination and by geographic origination, net of inter-company eliminations, for each of our geographic markets and by each of our product groups for the three months ended March 31, 2003 and 2002. We provide net sales by geographic destination and by product group for information purposes only. We keep our books and records and account for net sales, costs and expenses in accordance with the geographic origination of our products.

     Geographic Destination:

                                       Three Months Ended March 31,
(In thousands)                       2003                             2002
                                   Percent of                   Percent of Total
                   Net Sales     Total Net Sales    Net Sales      Net Sales
                   ---------     ---------------    ---------      ---------
Americas         $  31,202               65 %      $  28,806          69 %
International       16,979               35 %         12,789          31 %
                   -------              ----          ------         -----
Total            $  48,181              100 %      $  41,595         100 %
                   =======              ====          ======         =====

     Geographic Origination:

                                       Three Months Ended March 31,
(In thousands)                        2003                             2002
                                    Percent of                  Percent of Total
                   Net Sales     Total Net Sales    Net Sales       Net Sales
                   ---------     ---------------    ---------       ---------
Americas         $  26,696               55 %      $  24,348           59 %
International       21,485               45 %         17,247           41 %
                    ------              ---         --------          -----
Total            $  48,181              100 %      $  41,595          100 %
                    ======              ===         ========          =====

     Product Groups:

                                           Three Months Ended March 31,
(In thousands)                      2003                          2002
                                       Percent of                   Percent of
                         Net Sales   Total Net Sales   Net Sales Total Net Sales
                         ---------   ---------------   --------- ---------------
Orthopedic
  Devices               $ 15,149           32 %       $ 13,084        31 %
  Stimulation             21,124           44 %         18,742        45 %
  Vascular(1)              5,978           12 %          4,854        12 %
                        --------        -------       --------     -------
Total Orthopedic          42,251           88 %         36,680        88 %

Non-Orthopedic
  Vascular(1)              1,056            2 %            857         2 %
  Other                    4,874           10 %          4,058        10 %
                        --------        -------       --------     -------
Total Non-Orthopedic       5,930           12 %          4,915        12 %
                        --------        -------       --------     -------
Total                   $ 48,181          100 %       $ 41,595       100 %
                        ========        =======       ========     =======

---------------------

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

     Our reporting currency is the United States dollar. All balance sheet accounts, except shareholders' equity, are translated at the period end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency transactions are included in other income (expense). Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of the shareholders' equity.

     Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. We do not ordinarily use derivative instruments to hedge foreign exchange exposure.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     The following table presents certain items in our statements of operations as a percentage of net sales for the periods indicated:

                                               Three Months Ended March 31,
                                         -------------------------------------
                                                2003                     2002
                                                (%)                      (%)

Net sales...........................            100                      100
Cost of sales.......................             26                       24
Gross profit........................             74                       76
Operating expenses
  Sales and marketing ..............             37                       36
  General and administrative........             10                       10
  Research and development..........              4                        5
  Amortization of intangible assets.              1                        1
    Litigation costs................              2                       --
Total operating income..............             20                       24
Net income..........................             12                       16


     We manage our operations in two geographic business units: the Americas and International. The Americas unit covers the United States, Mexico and Brazil. The International unit covers the rest of the world plus export operations.

     Sales - Net sales increased 16% to $48.2 million for the first three months of 2003 compared to $41.6 million for the first three months of 2002. The impact of foreign currency increased sales by $1.9 million during the first quarter of 2003 as compared to the first quarter of 2002.

     Net Sales in the Americas (primarily the United States) increased to $26.7 million in the first quarter of 2003 compared to $24.3 million in the first quarter of 2002, an increase of 10%. The Americas represented 55% of total net sales during the first quarter of 2003 and 59% of total net sales for the same period of 2002. The increase in sales was primarily the result of increased volume of stimulators sold, along with moderate growth in orthopedic devices.

     Net International sales increased 25% to $21.5 million in the first quarter of 2003 compared to $17.2 million in 2002. The primary contributors were increased sales of orthopedic devices, vascular products and the Laryngeal Mask product. The impact of foreign currency increased International sales for the quarter by $2.1 million.

     All product groups experienced growth in the first quarter of 2003 compared to the first quarter of 2002. Sales of orthopedic devices grew 16% to $15.1 million in 2003 from $13.1 million in 2002. The increase was primarily due to increased sales of our external and internal fixation products. Sales of stimulation products grew 13% to $21.1 million in 2003 from $18.7 million in 2002. The increase was principally the result of higher shipment volume. Stimulation products are sold almost exclusively in the United States, although we are attempting to expand distribution for stimulation products to Europe and Mexico. Sales of vascular products grew 22% to $6.0 million in 2003 from $4.9 million in 2002. The growth was principally the result of increased sales in Japan and through our Company-owned distributors in Europe. Approximately 85% of the sales from vascular products is classified as from orthopedic applications, while 15% is classified as from non-orthopedic applications.

     Sales of our non-orthopedic products grew 20% to $5.9 million from $4.9 million in 2002. The increase was primarily due to the growth in sales of the Laryngeal Mask product, including a new single use version, which we distribute in the United Kingdom, Ireland and Italy, and increased sales of vascular products for non-orthopedic applications.

Gross Profit - Our gross profit increased 12% to $35.6 million in the first quarter of 2003, from $31.7 million in the first quarter of 2002. The increase was primarily due to the increase of 16% in net sales offset by a decline in gross profit margin. Gross profit as a percent of net sales in the first quarter 2003 was 73.9% compared to 76.2% in 2002, reflecting the impact of product mix of approximately $0.2 million and foreign currency of approximately $0.9 million. Although currency contributed $1.9 million to sales growth, the year over year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar was detrimental to our gross profit and gross profit margin in those situations where we produce products in Euros or Pounds and sell them in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $2.5 million to $17.6 million in the first quarter of 2003 from $15.1 million in the first quarter of 2002, an increase of 17% on a net sales increase of 16% over the same periods. Sales and marketing expense as a percent of net sales increased to 36.5% in the first quarter of 2003 from 36.3% in the first quarter of 2002. The incremental increase is the result of our investment in several areas of sales and marketing during the first quarter of 2003. Twenty-two new sales people were hired, trained and equipped to have a meaningful impact on sales in 2003. We launched the PC.C.P product in the International market with a large training seminar for surgeons in Verona, Italy, and in preparation for the launch conducted a training meeting for the sales force.

General and Administrative Expense - General and administrative expense increased $0.8 million in the first quarter of 2003 to $5.0 million from $4.2 million in the first quarter of 2002. The expense remained constant at 10%, as a percentage of net sales during both quarters. We incurred additional expenses associated with becoming a U.S. SEC registrant and with building administrative support in our direct distributorship organizations in Mexico and Europe.

Research and Development Expense - Research and development expense remained constant at $2.1 million in the first quarter and decreased as a percent of net sales from 5.1% in 2002 to 4.4% in 2003. During the first quarter of 2003, we reduced outside study grants while continuing new product development and enhancements and additions to current product lines.

Amortization of Intangible Assets - Amortization of intangible assets was $0.3 million in the first quarter of 2003 compared to $0.2 million for the same period of 2002. The amortization consists principally of the amortization of patents and trademarks and was in-line with our product development efforts.

KCI Litigation Expense - Based on an assessment of the merits of the KCI case (further described in the footnotes of our financial statements filed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002), we incurred $0.9 million in litigation costs in the first quarter of 2003.

Other Income (Expense), Net - Other income (expense), net was an expense of $326,000 in the first quarter of 2003 compared to an expense of $275,000 in the first quarter of 2002. The increase in expense was principally the result of higher interest expense on bank borrowings in Italy, partially offset by an increase in interest income during the first quarter of 2003. Our share of losses in the OrthoRx joint venture totaled $0.4 million in the first quarter of 2003, an improvement from the $0.6 million loss in the fourth quarter of 2002.

Income Tax Expense - In the first quarters of 2003 and 2002, the effective tax rate was 36.8% and 29.4%, respectively. The effective tax rate in the first quarter of 2003 was 3.5% higher because of the impact of the KCI litigation expenses incurred. The effective tax rate in the first quarter of 2002 was unusually low as a higher proportion of our taxable income was earned in lower tax rate jurisdictions. We believe our normalized tax rate, excluding the impact of litigation expenses, to be 32-33%.

Net Income - Net income for the first quarter of 2003 was $6.0 million (including the KCI litigation expenses of $0.9 million), or $0.43 per basic share and $0.41 per diluted share, compared to $6.6 million, or $0.52 per basic share and $0.44 per diluted share, for the first quarter of 2002, a decrease in net income of 9%. The weighted number of basic common shares outstanding was 13,704,052 and 12,770,208 during the first quarter of 2003 and 2002, respectively. The weighted number of diluted common shares outstanding was 14,499,614 and 15,000,213 during the first quarter of 2003 and 2002, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents were $41.6 million at March 31, 2003 compared to $48.8 million at December 31, 2002, a decrease of $7.2 million.

     Net cash provided by operating activities was $11.3 million for the three month period ended March 31, 2003 as compared to $4.9 million for the same period of 2002, an increase of $6.4 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income decreased $0.6 million to $6.0 million for the three month period ended March 31, 2003, including the $0.9 million impact of legal expenses incurred for pending patent infringement claims against Kinetic Concepts Inc.
(KCI), from $6.6 million for the same period of the prior year. We expect to incur additional legal expenses for KCI litigation of approximately $1.1 to $2.1 million over the remaining period of 2003. The decrease in net income was offset by a $0.6 million increase in non-cash items. Working capital accounts generated $1.9 million of cash during the three month period ended March 31, 2003 compared to a use of $4.5 million during the same period of the prior year, an overall improvement of $6.4 million.

     We invested $23.3 million during the three month period ended March 31, 2003 compared to $3.8 million for the same period of the prior year for investments in subsidiaries and affiliates and capital expenditures. During the first quarter of 2003, we purchased the remaining 48% minority interest of our U.K. distribution company, Intavent Orthofix Ltd. for $20.6 million and an equity interest in Innovative Spinal Technologies (IST) for $1.5 million. In addition, during the first quarter of 2003, we invested $1.0 million in capital expenditures and we invested an additional $0.3 million in the form of a short-term loan in the OrthoRx joint venture. The loan will be converted to an equity investment during the second quarter of 2003.

     Net cash provided by financing activities was $4.6 million for the three month period ended March 31, 2003 as compared to the use of $3.4 million for the same period in 2002. Proceeds of $8.4 million were generated from the issuance of 571,300 shares of our common stock upon the exercise of options. For the period ended March 31, 2003, we purchased 70,000 shares of our common stock in the open market for $1.9 million. Our Board of Directors has authorized the purchase of shares of our common stock up to a total of 50% of the number of shares of our common stock issued from the exercise of options. We have purchased an additional 63,000 shares in the second quarter of 2003 and may continue to purchase shares of our common stock up to the level authorized by our Board of Directors. We also repaid $1.9 million on a line of credit upon the sale of accounts receivable without recourse in Italy to a third party.

     We believe that current cash balances together with projected cash flows from operating activities, the exercise of stock options and available debt capacity are sufficient to cover anticipated operating capital needs and research and development costs over the near term.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

     Within the 90 day period prior to the date of filing this quarterly report on Form 10-Q, we performed an evaluation under the supervision and with the participation of Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls since the date of the evaluation.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
          Number    Description

          2.1* Share Purchase Agreement dated March 20, 2003 between Orthofix International B.V. and Intavent Limited

          99.1* Statement Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer dated May 13, 2003.

          99.2* Statement Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer dated May 13, 2003.
         --------------------
         *  Filed herewith.


      (b)  Reports on Form 8-K

          On March 6, 2003, the Company filed a current report on Form 8-K (Date of Report: March 5, 2003) reporting under Item 2 that it would complete a Share Purchase Agreement to acquire from Intavent Limited the remaining 48% minority interest in its United Kingdom distribution company, Intavent Orthofix Limited, and attaching a press release regarding the same.

          On March 31, 2003, the Company filed a current report on Form 8-K (Date of Report: March 28, 2003) reporting under Item 9 the sworn statements of its Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ORTHOFIX INTERNATIONAL N.V.


Date:  May 13, 2003                      By:    /s/ CHARLES W. FEDERICO
                                               -----------------------------
                                               Name:  Charles W. Federico
                                               Title: Chief Executive Officer
                                                      and President

Date:  May 13, 2003                      By:    /s/ THOMAS HEIN
                                               -----------------------------
                                               Name:  Thomas Hein
                                               Title: Chief Financial Officer

                                 CERTIFICATIONS

I, Charles W. Federico, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Orthofix International N.V.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003

                                             /s/ CHARLES W. FEDERICO
                                             ----------------------------
                                             Name:  Charles W. Federico
                                             Title: Chief Executive Officer,
                                                    President and Director

I, Thomas Hein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Orthofix International N.V.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

                                             /s/ THOMAS HEIN
                                             -------------------------------
                                             Name:    Thomas Hein
                                             Title:   Chief Financial Officer