Form 10-Q
period 2003-08-12
ORTHOFIX INTERNATIONAL N V
filed 2003-08-12
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

          Netherlands Antilles                               N/A
-------------------------------------       ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

    7 Abraham de Veerstraat
           Curacao
     Netherlands Antilles                                    N/A
-------------------------------------       ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  599-9-4658525
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of August 8, 2003, 14,210,955 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                           Page

PART I    FINANCIAL INFORMATION...............................................3
 Item 1.  Condensed Financial Statements......................................3
 Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................12
 Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........19
 Item 4.  Controls and Procedures............................................19
PART II   OTHER INFORMATION..................................................20
 Item 4.  Submission of Matters to a Vote of Security Holders................20
 Item 6.  Exhibits and Reports on Form 8-K...................................21
SIGNATURES        ...........................................................21



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

PART I            FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
---------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2003 AND DECEMBER 31, 2002

(U.S. Dollars, in thousands except share data)                               June 30,          December 31,
                                                                               2003                2002
                                                                         -----------------    ----------------
Assets                                                                     (Unaudited)           (Note 2)
Current assets:
  Cash and cash equivalents....................................                   $38,684             $48,813
  Trade accounts receivable, net...............................                    60,214              54,654
  Inventories..................................................                    23,730              23,471
  Deferred income taxes........................................                     3,271               3,271
  Prepaid expenses and other...................................                     5,778               6,789
                                                                         -----------------    ----------------
Total current assets...........................................                   131,677             136,998
Securities and other investments...............................                     7,145               4,753
Property, plant and equipment, net.............................                    13,055              13,841
Patents and other intangible assets, net.......................                     5,505               4,214
Goodwill, net..................................................                    72,367              58,781
Other long-term assets ........................................                     1,445               2,187
                                                                         -----------------    ----------------
Total assets...................................................                  $231,194            $220,774
                                                                         -----------------    ----------------
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings..............................................                    $2,854              $6,977
  Current portion of long-term debt............................                       119                 399
  Trade accounts payable.......................................                     8,200               9,637
  Other current liabilities....................................                    22,604              20,113
                                                                         -----------------    ----------------
  Total current liabilities....................................                    33,777              37,126
Long-term debt.................................................                        48                  44
Deferred income taxes..........................................                     1,907               2,202
Other long-term liabilities....................................                     3,546               3,451
                                                                         -----------------    ----------------
  Total liabilities............................................                    39,278              42,823

Minority interests.............................................                        --               9,867
Contingencies (Note 11)
Shareholders' equity:
  Common shares................................................                     1,423               1,384
  Additional paid-in capital...................................                    53,479              50,884
  Less:  63,000 treasury shares, at cost (2002:  195,000)......                   (2,513)             (5,281)
                                                                         -----------------    ----------------
                                                                                   52,389              46,987
  Retained earnings............................................                   135,642             123,194
  Accumulated other comprehensive income (loss)................                     3,885             (2,097)
                                                                         -----------------    ----------------
Total shareholders' equity.....................................                   191,916             168,084
                                                                         -----------------    ----------------
Total liabilities, minority interests and shareholders' equity.                  $231,194            $220,774
                                                                         -----------------    ----------------

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002




(Unaudited, U.S. Dollars, in thousands except share               Three Months Ended                   Six Months Ended
  data and per share data)                                   ------------------------------     -------------------------------
                                                                 2003             2002              2003             2002
                                                             -------------    -------------     -------------    --------------

Net sales..............................................           $51,565          $45,580           $99,746           $87,175
Cost of sales..........................................            13,009           11,840            25,595            21,751
                                                             -------------    -------------     -------------    --------------
    Gross profit.......................................            38,556           33,740            74,151            65,424
Operating expenses
    Sales and marketing ...............................            19,507           15,666            37,107            30,752
    General and administrative.........................             5,118            4,640            10,099             8,784
    Research and development...........................             2,128            1,971             4,258             4,103
    Amortization of intangible assets..................               119              147               397               312
    KCI litigation costs...............................             1,264               --             2,126                --
                                                             -------------    -------------     -------------    --------------
                                                                   28,136           22,424            53,987            43,951
                                                             -------------    -------------     -------------    --------------
    Total operating income ............................            10,420           11,316            20,164            21,473

 Other income (expense), net...........................                24            (661)             (302)             (936)
                                                             -------------    -------------     -------------    --------------
    Net income before income tax and minority interests            10,444           10,655            19,862            20,537
Income tax expense.....................................           (3,949)          (3,406)           (7,414)           (6,311)
                                                             -------------    -------------     -------------    --------------
    Income before minority interests ..................             6,495            7,249            12,448            14,226
Minority interests.....................................                --            (473)                --             (861)
                                                             -------------    -------------     -------------    --------------

    Net income ........................................            $6,495           $6,776           $12,448           $13,365
                                                             -------------    -------------     -------------    --------------

Net income per common share - basic....................             $0.46            $0.52             $0.89             $1.04
                                                             -------------    -------------     -------------    --------------

Net income per common share - diluted..................             $0.44            $0.45             $0.85             $0.89
                                                             -------------    -------------     -------------    --------------

Weighted average number of common shares -  basic......        14,112,563       13,054,650        13,909,436        12,912,565
                                                             -------------    -------------     -------------    --------------

Weighted average number of common shares - diluted.....        14,753,417       15,080,655        14,628,146        15,031,153
                                                             -------------    -------------     -------------    --------------


The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002



(Unaudited, U.S. Dollars, in thousands)                                       2003                 2002
                                                                         ----------------    -----------------

Cash flows from operating activities:
     Net income................................................                  $12,448              $13,365
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..............................                   3,193                2,550
     Provision for doubtful accounts............................                   2,584                2,151
     Loss on sale of fixed assets...............................                      --                  168
     Loss on equity investments.................................                     603                  793
     Minority interest in net income of consolidated subsidiaries                     --                  861
     Tax benefit on non-qualified stock options.................                     314                   --
     Other .....................................................                     108                (159)
     Change in operating assets and liabilities:
       Increase in accounts receivable.........................                  (6,831)              (6,609)
       Decrease/(increase) in inventories......................                      509              (4,199)
       Decrease in prepaid expenses and other..................                      653                  853
       (Decrease)/increase in accounts payable.................                  (1,901)                  852
       Increase in other current liabilities...................                    3,044                  518
                                                                         ----------------    -----------------
Net cash provided by operating activities......................                   14,724               11,144
                                                                         ----------------    -----------------

Cash flows from investing activities:
     Investments in affiliates and subsidiaries................                 (23,659)              (7,254)
     Capital expenditures......................................                  (2,194)              (3,084)
                                                                         ----------------    -----------------
Net cash used in investing activities..........................                 (25,853)             (10,338)
                                                                         ----------------    -----------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock................                    9,483               13,268
     Repurchase of treasury shares.............................                  (4,395)             (10,335)
     Proceeds from loans and borrowings........................                       37                   --
     Repayment of loans and borrowings.........................                  (4,846)              (2,611)
                                                                         ----------------    -----------------
Net cash provided by financing activities......................                      279                  322
                                                                         ----------------    -----------------
Effect of exchange rate changes on cash........................                      721                1,123
                                                                         ----------------    -----------------
(Decrease)/increase in cash and cash equivalents...............                 (10,129)                2,251
Cash and cash equivalents at the beginning of the year.........                   48,813               34,273
                                                                         ----------------    -----------------
Cash and cash equivalents at the end of the period.............                  $38,684              $36,524
                                                                         ----------------    -----------------

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

NOTE 2:  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3:  INVENTORY

     Inventories are as follows:

                                            June 30,            December 31,
     (In thousands)                           2003                  2002
                                         ---------------    -----------------

     Raw materials                               $3,276               $2,177
     Work-in-process                              1,491                1,210
     Finished goods                               9,457               11,668
     Field inventory                              6,175                5,260
     Consignment inventory                        6,295                5,910
     Less reserve for obsolescence              (2,964)              (2,754)
                                         ---------------    -----------------
                                                $23,730              $23,471
                                         ---------------    -----------------


NOTE 4:  ACQUISITIONS AND INVESTMENTS

     During the second quarter of 2003, Ferrer Freeman & Co., a private equity firm that invests exclusively in health care and health care-related companies, purchased 100% of HealthSouth's interest in OrthoRx, which resulted in them becoming the Company's new partner in the 50/50 joint venture. On May 6, 2003 and June 16, 2003, the Company invested an additional $350,000 and $1,150,000, respectively in the OrthoRx joint venture. Ferrer Freeman & Co. matched the Company's investment.

     On March 20, 2003, the Company completed the acquisition of the remaining 48% minority interest in Intavent Orthofix Limited ("IOL") for $20.6 million (including acquisition costs) with an effective date of January 14, 2003. The Company utilized an independent firm to complete a valuation of IOL. The Company used cash on hand to complete this purchase from Intavent Limited (Intavent). Mr. Gaines-Cooper, Chairman of Orthofix, is a settlor of a trust which owns a 30% interest in Intavent. IOL has been a fully consolidated subsidiary and is now a wholly-owned subsidiary of the Company. The Company recorded this additional equity purchase using the purchase method of accounting and the impact has been included in the results of operations from the date of acquisition. A preliminary allocation of the purchase price reflects the settlement of a minority interest obligation of approximately $9.9 million and $10.7 million of additional goodwill. The Company expects to finalize the purchase price allocation during 2003.

     The pro forma effect on operations or earnings per share would not be substantially different than those reported, assuming consummation of the purchase as of January 1, 2003. The pro forma unaudited results of operations and earnings per share for the three and six month periods ended June 30, 2002, assuming consummation of the purchase as of January 1, 2002, are as follows:




                                        Three Months Ended June 30             Six Months Ended June 30
                                    -----------------------------------    ---------------------------------
                                        As Reported          Pro Forma        As Reported         Pro Forma
                                    ----------------    ---------------    ---------------     -------------

     Net sales                              $45,580            $45,580            $87,175           $87,175
     Net income                               6,776              7,217             13,365            14,195
     Per share data:
          Basic                               $0.52              $0.55              $1.04             $1.10
          Diluted                             $0.45              $0.48              $0.89             $0.94



     On February 5, 2003, the Company purchased an equity interest in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products, for $1.5 million. The investment is accounted for at cost.

NOTE 5:  COMMON SHARES

     For the six months ended June 30, 2003, the Company issued 661,792 shares of common stock upon the exercise of outstanding stock options and warrants for proceeds of $9.5 million and paid $4.4 million to purchase 157,000 shares of its common stock in the open market for treasury. During the period, the Company also retired 265,000 treasury shares recorded at a cost of $7.2 million.

NOTE 6:  COMPREHENSIVE INCOME

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities, net of tax. During the three and six month periods ended June 30, 2003, the Company reclassified $1.0 million and $2.7 million, respectively, of foreign currency translation impact on goodwill that is denominated in a non-U.S. dollar currency, from comprehensive income to goodwill. These reclassifications had no impact on the results of operations or cash flows of the Company. Total comprehensive income combines reported net income and other comprehensive income.




(In thousands)                                           Three Months Ended                  Six Months Ended
                                                   -------------------------------    -------------------------------
                                                       2003             2002              2003             2002
                                                   -------------    --------------    -------------    --------------

Net income                                               $6,495            $6,776          $12,448           $13,365

Other comprehensive income:
     Unrealized loss on marketable securities
        net of taxes                                        (49)              (16)            (103)              (14)
     Foreign currency translation adjustment              4,008             3,946            6,085             3,552
                                                   -------------    --------------    -------------    --------------
Total comprehensive income                              $10,454           $10,706          $18,430           $16,903
                                                   -------------    --------------    -------------    --------------


NOTE 7:  BUSINESS SEGMENT INFORMATION

     The Company's operations are managed as two geographic business units (the Americas and International) plus Group activities. The Americas consists of the United States, Mexico and Brazil. International consists of the rest of the world plus export distribution operations.

     For the three month periods ended June 30:



                                 Net Sales To                   Intersegment                   Operating
                              External Customers                 Net Sales                 Income/(Expense)
                             --------------------------- ------------------------------- ------------------------
     (In thousands)              2003            2002          2003            2002           2003          2002
                             ------------  ------------- --------------  --------------- -------------  ---------
     International             $21,899         $19,453        $12,521        $10,600         $3,001        $7,112
     Americas                   29,666          26,127            192            166          7,255         6,354
     Group activities               --              --             --             --         (1,050)       (1,014)
     Eliminations                   --              --             --             --          1,214        (1,136)
                             ---------        --------       --------       --------       --------       -------
     Total                     $51,565         $45,580        $12,713        $10,766        $10,420       $11,316
                             ---------        --------       --------       --------       --------       -------



     For the six month periods ended June 30:



                                 Net Sales To                  Intersegment                   Operating
                              External Customers                 Net Sales                 Income/(Expense)
                            ----------------------------- ---------------------------- --------------------------
     (In thousands)             2003            2002           2003           2002           2003           2002
                            ------------  --------------- --------------  ------------  -------------  ----------
     International             $43,384         $36,701        $25,065        $20,197         $7,918       $13,375
     Americas                   56,362          50,474            349            221         13,358        11,600
     Group activities               --              --             --             --         (2,071)       (1,828)
     Eliminations                   --              --             --             --            959        (1,674)
                         -------------       ---------       --------      ---------       --------       -------
     Total                     $99,746         $87,175        $25,414        $20,418        $20,164       $21,473
                         -------------       ---------       --------      ---------       --------       -------



                                         Identifiable Assets
                                     ------------------------------
                                        June 30,       December 31,
     (In thousands)                       2003             2002
                                      -------------  --------------
     International                        $162,836         $169,071
     Americas                               89,469           80,848
     Group                                  78,740           56,652
     Eliminations                          (99,851)         (85,797)
                                       -----------        ---------
     Total                                $231,194         $220,774
                                       -----------        ---------

     A reconciliation of combined operating income for each business unit to consolidated income before income taxes and minority interests for the three and six month periods ended June 30 is as follows:



(In thousands)                                           Three Months Ended                  Six Months Ended
                                                   -------------------------------    -------------------------------
                                                       2003             2002              2003             2002
                                                   -------------    --------------    -------------    --------------

Operating income - Business Units                       $10,420           $11,316          $20,164           $21,473
Other income / (expense)                                     24             (661)            (302)             (936)
                                                   -------------    --------------    -------------    --------------
Consolidated income before tax
          and minority interests                        $10,444           $10,655          $19,862           $20,537
                                                   -------------    --------------    -------------    --------------



NOTE 8:  INCOME TAX EXPENSE

     The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to the Company's tax holiday benefit in the Seychelles.

NOTE 9:  EARNINGS PER SHARE

     For each of the three and six month periods ended June 30, 2003 and 2002, there were no adjustments to net income (the numerators) for purpose of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share':



                                                         Three Months Ended                  Six Months Ended
                                                   -------------------------------    -------------------------------
                                                       2003             2002              2003             2002
                                                   -------------    --------------    -------------    --------------

Weighted average common shares - basic               14,112,563        13,054,650       13,909,436        12,912,565
Effect of diluted securities:
          Stock options                                 640,854         2,026,005          718,710         2,118,588
                                                   -------------    --------------    -------------    --------------
Weighted average common shares - diluted             14,753,417        15,080,655       14,628,146        15,031,153
                                                   -------------    --------------    -------------    --------------


     The Company did not include in the diluted shares outstanding calculation 70,966 and 71,212 options for the three and six month periods ended June 30, 2003, respectively, because their inclusion would be antidilutive or their exercise price exceeded the average market price of our common stock during the period. All options were included in the diluted shares outstanding calculation for the three and six month periods ended June 30, 2002 as the average market value of our common stock for the period was higher than the exercise prices of all options outstanding for the period.

NOTE 10:  STOCK BASED COMPENSATION

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 "Accounting for Stock Issued to Employees" and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under the Company's plans.

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

     Pro forma information regarding the Company's net income and net income per common share for the three and six month periods ended June 30, 2003 and 2002 has been determined as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.




(In thousands, except per share data)                    Three Months Ended                  Six Months Ended
                                                    ------------------------------    -------------------------------
                                                        2003             2002             2003             2002
                                                    -------------    -------------    -------------    --------------

Net income
     As reported                                          $6,495           $6,776          $12,448           $13,365
     Less: Total stock-based employee
               compensation expense determined
               under fair value method for all
               awards, net of tax                           (584)            (623)          (1,170)           (1,246)
                                                    -------------    -------------    -------------    --------------
     Pro forma                                            $5,911           $6,153          $11,278           $12,119

Net income per common share - basic
     As reported                                           $0.46            $0.52            $0.89             $1.04
     Pro forma                                             $0.42            $0.47            $0.81             $0.94

Net income per common share - diluted
     As reported                                           $0.44            $0.45            $0.85             $0.89
     Pro forma                                             $0.40            $0.41            $0.77             $0.81



NOTE 11:  CONTINGENCIES

     The Company, in the normal course of its business, is involved in various lawsuits from time to time. In addition, the Company is subject to certain other contingencies discussed below:

     On January 29, 1999, two couples who owned shares of the common stock of American Medical Electronics Inc. ("AME") commenced a civil action against the Company and one of its subsidiaries and the Review Committee

(defined below) seeking, among other relief, the maximum earnout and bonus under the merger agreement. The Company is vigorously defending against the action. On August 21, 1995, the Company acquired substantially all the outstanding stock of AME and merged AME into Orthofix Inc. Prior to the merger, Orthofix Inc. had no operating activity. The principal terms of the acquisition included cash payments of approximately $47.5 million and the issuance of approximately 1.95 million shares of the Company's common stock with a fair market value of approximately $33.5 million. Additionally, the Agreement and Plan of Merger provided for payments contingent upon the attainment of certain gross revenue thresholds by the Company in 1995, 1996 and/or 1997 and were not compensatory in nature. The earnout and bonus, if paid, were to be paid in cash, common stock of the Company or a combination thereof on a Payout Date defined in the Agreement and Plan of Merger. The Company announced that the Review Committee, established to determine contingent amounts payable under the Agreement and Plan of Merger relating to the acquisition of AME, determined that Orthofix will pay the AME Record Holders $500,000 (which was satisfied in cash and issuance of treasury shares with a fair market value of $259,000), and 12% of the net recovery, if any, received from its judgment against Biomet, EBI and EBI MS up to a maximum of $5,500,000.

     Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and unfair competition. In this action, Novamedix is seeking a permanent injunction enjoining further infringement by KCI. Novamedix also seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI seeks a declaratory judgment that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas has restored the litigation to active status, and has provided a Scheduling Order that will govern this matter. KCI has sought to add a charge of infringement against Novamedix under a recently issued KCI patent but that request was denied on a procedural basis. KCI retains the right to seek enforcement of its patent in a separate proceeding. A portion of any amounts received will be payable to former owners of Novamedix under the original purchase agreement.

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

     In management's opinion, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that could have a material effect on the financial position, liquidity or operating results of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis addresses the results of our operations for the six and three months ended June 30, 2003, as compared to our results of operations for the six and three months ended June 30, 2002. The discussion and analysis also addresses our liquidity and financial condition and other matters.

General

     We design, develop, manufacture, market and distribute medical equipment, used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, and non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures. Our products also include devices for removal of the bone cement used to fix artificial implants, the ultrasonic treatment of musculoskeletal pain, bracing products and a bone substitute compound, from which we receive a royalty. We also produce a device for enhancing venous circulation used primarily in support of orthopedic procedures.

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

     Our condensed consolidated financial statements include the financial results of the Company and its wholly owned and majority-owned subsidiaries and entities over which the Company has control. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used when the Company has significant influence over significant operating decisions but does not hold control. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. All material intercompany transactions and profits associated with the equity investees are eliminated in consolidation.

     Our reporting currency is the United States dollar. All balance sheet accounts, except shareholders' equity, are translated at the period end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency transactions are included in other income (expense). Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) component of the shareholders' equity.

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

Revenues

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products, including orthopedic devices, stimulation products and vascular products, accounted for 89% and 88% of our total net sales in the three and six months ended June 30, 2003, respectively, as compared to 88% of our total net sales for the same periods in the prior year. Sales of non-orthopedic products, including some vascular products and the Laryngeal Mask product, accounted for 11% and 12% of our total net sales in the three and six months ended June 30, 2003, respectively, as compared to 12% of our total net sales for the same periods in the prior year.

     The following tables display the net sales by geographic destination and by geographic origination, net of inter-company eliminations, for each of our geographic markets and by each of our product groups for the three and six months ended June 30, 2003 and 2002. We provide net sales by geographic destination and by product group for information purposes only. We keep our books and records and account for net sales, costs and expenses in accordance with the geographic origination of our products.

     Geographic Destination:
     -----------------------



                                                                      Three Months Ended June 30,
                                                   ------------------------------------------------------------------
(In thousands)                                                  2003                               2002
                                                   -------------------------------    -------------------------------
                                                    Net Sales        Percent of        Net Sales        Percent of
                                                                      Net Sales                          Net Sales
                                                   -------------    --------------    -------------    --------------

   Americas                                             $34,522               67%          $31,569               69%
   International                                         17,043               33%           14,011               31%
                                                   -------------    --------------    -------------    --------------
   Total                                                $51,565              100%          $45,580              100%
                                                   -------------    --------------    -------------    --------------


                                                                       Six Months Ended June 30,
                                                   ------------------------------------------------------------------
(In thousands)                                                  2003                               2002
                                                   -------------------------------    -------------------------------
                                                    Net Sales        Percent of        Net Sales        Percent of
                                                                      Net Sales                          Net Sales
                                                   -------------    --------------    -------------    --------------

   Americas                                             $65,724               66%          $60,374               69%
   International                                         34,022               34%           26,801               31%
                                                   -------------    --------------    -------------    --------------
   Total                                                $99,746              100%          $87,175              100%
                                                   -------------    --------------    -------------    --------------

     Geographic Origination:
     ----------------------
                                                                      Three Months Ended June 30,
                                                   ------------------------------------------------------------------
(In thousands)                                                  2003                               2002
                                                   -------------------------------    -------------------------------
                                                    Net Sales        Percent of        Net Sales        Percent of
                                                                      Net Sales                          Net Sales
                                                   -------------    --------------    -------------    --------------

   Americas                                             $29,666               58%          $26,127               57%
   International                                         21,899               42%           19,453               43%
                                                   -------------    --------------    -------------    --------------
   Total                                                $51,565              100%          $45,580              100%
                                                   -------------    --------------    -------------    --------------


                                                                       Six Months Ended June 30,
                                                   ------------------------------------------------------------------
(In thousands)                                                  2003                               2002
                                                   -------------------------------    -------------------------------
                                                    Net Sales        Percent of        Net Sales        Percent of
                                                                      Net Sales                          Net Sales
                                                   -------------    --------------    -------------    --------------

   Americas                                             $56,362               57%          $50,474               58%
   International                                         43,384               43%           36,701               42%
                                                   -------------    --------------    -------------    --------------
   Total                                                $99,746              100%          $87,175              100%
                                                   -------------    --------------    -------------    --------------



     Product Groups:
     --------------
                                                                      Three Months Ended June 30,
                                                   ------------------------------------------------------------------
(In thousands)                                                  2003                               2002
                                                   -------------------------------    -------------------------------
                                                    Net Sales        Percent of        Net Sales        Percent of
                                                                      Net Sales                          Net Sales
                                                   -------------    --------------    -------------    --------------
  Orthopedic
     Devices                                            $16,422               32%          $14,151               31%
     Stimulation                                         23,703               46%           20,377               45%
     Vascular(1)                                          5,793               11%            5,725               12%
                                                   -------------    --------------    -------------    --------------
  Total Orthopedic                                       45,918               89%           40,253               88%

  Non-Orthopedic
     Vascular(1)                                          1,020                2%            1,010                2%
     Other                                                4,627                9%            4,317               10%
                                                   -------------    --------------    -------------    --------------
  Total Non-Orthopedic                                    5,647               11%            5,327               12%
                                                   -------------    --------------    -------------    --------------

   Total                                                $51,565              100%          $45,580              100%
                                                   -------------    --------------    -------------    --------------

----------------------------
(1) Approximately 85% of the revenue from vascular products is classified as from orthopedic applications while 15% is classified as from Non-Orthopedic applications.



                                                                       Six Months Ended June 30,
                                                   ------------------------------------------------------------------
(In thousands)                                                  2003                               2002
                                                   -------------------------------    -------------------------------
                                                    Net Sales        Percent of        Net Sales        Percent of
                                                                      Net Sales                          Net Sales
                                                   -------------    --------------    -------------    --------------
  Orthopedic
     Devices                                            $31,571               31%          $27,235               31%
     Stimulation                                         44,827               45%           39,119               45%
     Vascular(1)                                         11,771               12%           10,579               12%
                                                   -------------    --------------    -------------    --------------
  Total Orthopedic                                       88,169               88%           76,933               88%

  Non-Orthopedic
     Vascular(1)                                          2,076                2%            1,867                2%
     Other                                                9,501               10%            8,375               10%
                                                   -------------    --------------    -------------    --------------
  Total Non-Orthopedic                                   11,577               12%           10,242               12%
                                                   -------------    --------------    -------------    --------------

   Total                                                $99,746              100%          $87,175              100%
                                                   -------------    --------------    -------------    --------------

--------------------------
(1) Approximately 85% of the revenue from vascular products is classified as from orthopedic applications while 15% is classified as from Non-Orthopedic applications.

Select Financial Data

     The following table presents certain items in our statements of operations as a percentage of net sales for the periods indicated:



                                                         Three Months Ended                  Six Months Ended
                                                   -------------------------------    -------------------------------
                                                       2003             2002              2003             2002
                                                   -------------    --------------    -------------    --------------
                                                       (%)               (%)              (%)               (%)
                                                   -------------    --------------    -------------    --------------

    Net sales..............................            100               100              100               100
    Cost of sales..........................             25                26               26                25
    Gross profit...........................             75                74               74                75
    Operating expenses
          Sales and marketing..............             38                34               37                35
          General and administrative.......             10                10               10                10
          Research and development.........              4                 4                4                 5
          Amortization of intangible assets..... .       1                 1                1                --
          Litigation costs.................              2                --                2                --
     Total operating income................             20                25               20                25
     Net income............................             13                15               12                15


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Sales - Net sales increased 14% to $99.7 million for the first six months of 2003, compared to $87.2 million for the same period of 2002. The impact of foreign currency increased sales by $4.1 million in the first six months of 2003 as compared to the same period of 2002.

     Net sales in the Americas (primarily the United States) increased 12% to $56.4 million for the first six months of 2003, compared to $50.5 million for the same period of 2002. The Americas represented 57% and 58% of total net sales during the first six months of 2003 and 2002, respectively. The increase in sales was primarily the result of an increase in volume of stimulators sold, a contract increase and moderate growth in orthopedic devices.

     Net sales in International increased 18% to $43.4 million for the first six months of 2003, compared to $36.7 million for the same period of 2002. The primary contributors were increased sales of orthopedic devices, vascular products and the Laryngeal Mask product. The impact of foreign currency increased International sales for the period by $4.6 million.

     All product groups experienced growth in the first six months of 2003 compared to the same period of 2002. Sales of orthopedic devices grew 16% to $31.6 million for the period in 2003 from $27.2 million for the same period of 2002. The increase was primarily due to increased sales of our external and internal fixation products. Sales of stimulation products grew 15% to $44.8 million for the first six months of 2003 from $39.1 million in the same period of the prior year. The increase in sales was primarily due to an increase in sales of stimulators, resulting from an increase in volume of stimulators sold and the renewal of our distribution agreement with Medtronic Sofamor Danek. The renewed distribution agreement had the effect of increasing sales by $1.5 million in the first six months of 2003. Stimulation products are sold almost exclusively in the United States, although we are attempting to expand distribution of stimulation products to Europe and Mexico. Sales of vascular products grew 11% to $11.8 million for the first six months of 2003 from $10.6 million for the same period of 2002. The growth was principally the result of increased sales in Japan and through our Company-owned distributors in Europe. Approximately 85% of the sales from vascular products are classified as from orthopedic applications, while 15% is classified as from non-orthopedic applications.

     Sales of our non-orthopedic products grew 13% to $11.6 in the first six months of 2003 compared to $10.2 million for the same period of 2002. The increase was primarily due to the growth in sales of the Laryngeal Mask product, including a new single use version, which we distribute in the United Kingdom, Ireland and Italy, and increased sales of vascular products for non-orthopedic applications.

Gross Profit - Our gross profit increased 13% to $74.2 million in the first six months of 2003, from $65.4 million for the same period of 2002. The increase was primarily due to the 14% increase in net sales partially offset by a slight decrease in gross profit margin. Gross profit as a percent of net sales for the first six months of 2003 was 74.3% compared to 75.0% for the same period in 2002, reflecting the negative impact of foreign currency translation, partially offset by a favorable product mix and the renewal of our distribution agreement with Medtronic Sofamor Danek. Although foreign currency contributed $4.1 million to sales growth, the year over year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar was detrimental to our gross profit and gross profit margin in those situations where we produce products in Euros or Pounds and sell them in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $6.4 million to $37.1 million in the first six months of 2003 from $30.8 million in the same period of 2002, an increase of 21% on a net sales increase of 14% over the same period. Sales and marketing expense as a percent of net sales increased to 37.2% in the first six months of 2003 from 35.3% for the same period of 2002. The increase is the result of our investment in several areas of sales and marketing during the first six months of 2003 and higher commissions on stimulation sales resulting from the renewed distribution agreement with Medtronic Sofamor Danek. New sales people were hired, trained and equipped to have a meaningful impact on sales in 2003. We launched the PC.C.P product in the International market with a large training seminar for surgeons in Verona, Italy, and are preparing to launch the product in the United States in the third quarter. Further, in preparation for the launch of the PC.C.P product, we conducted training meetings for the sales force in Europe and the United States.

General and Administrative Expense - General and administrative expense increased $1.3 million for the first six months of 2003 to $10.1 million from $8.8 million in the same period of 2002. The expense remained constant as a percentage of net sales at 10% during both periods. We incurred additional expenses associated with becoming a U.S. SEC registrant and with building administrative support in our direct distributorship organizations in Europe and Mexico.

Research and Development Expense - Research and development expense increased $0.2 million to $4.3 million for the first six months in 2003 from $4.1 million for the same period in 2002. The expense as a percentage of net sales was 4.3% and 4.7% for the first six month of 2003 and 2002, respectively. During 2003, our focus has been continuing new product development and enhancements and additions to current product lines.

Amortization of Intangible Assets - Amortization of intangible assets was $0.4 million in the first six months of 2003 compared to $0.3 million for the same period of 2002. The amortization consists principally of the amortization of patents and trademarks and was in-line with our product development efforts.

KCI Litigation Expense - Based on an assessment of the merits of the Kinetic Concepts Inc. ("KCI") case (further described in Note 11 "Contingencies" of Item
1. "Condensed Financial Statements"), we incurred $2.1 million in litigation costs in the first six months of 2003 compared to no expense for the same period of the 2002.

Other Income (Expense), Net - Other expense, net was $0.3 million in the first six months of 2003 compared to an expense of $0.9 million for the same period of 2002. The decrease in expense was principally the result of gains on foreign exchange transactions in 2003 of $0.2 million, compared with losses in 2002 of $0.2 million, resulting in a net improvement of $0.4 million. Our share of losses in the OrthoRx joint venture totaled $0.6 million for the first six months of 2003, an improvement from the $0.8 million loss in the same period of 2002. Interest income, net of interest expense, was $0.1 million for the first six months of 2003 compared to $0.2 million for the same period of 2002.

Income Tax Expense - In the first six months of 2003 and 2002, the effective tax rate was 37.3% and 30.7%, respectively. The effective tax rate in the first six months of 2003 was negatively impacted by 3.5% as a result of the KCI litigation expenses incurred for the period.

Net Income - Net income for the first six months of 2003 was $12.4 million, including $2.1 million of KCI litigation expenses, or $0.89 per basic share and $0.85 per diluted share, compared to $13.4 million, or $1.04 per basic share and $0.89 per diluted share, for the same period of 2002. The weighted number of basic common shares outstanding was 13,909,436 and 12,912,565 during the first six months of 2003 and 2002, respectively. The weighted number of diluted common shares outstanding was 14,628,146 and 15,031,153 during the first six months of 2003 and 2002, respectively.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Sales - Net sales increased 13% to $51.6 million for the second quarter of 2003 compared to $45.6 million for the second quarter of 2002. The impact of foreign currency increased sales by $2.2 million during the second quarter of 2003 as compared to the same period of the prior year .

     Net sales in the Americas (primarily the United States) increased to $29.7 million in the second quarter of 2003 compared to $26.1 million in the second quarter of 2002, an increase of 14%. The Americas represented 58% of total net sales during the second quarter of 2003 and 57% of total net sales for the same period of 2002. The increase in sales was primarily the result of increased volume of stimulators sold, a contract increase, and a moderate growth in orthopedic devices.

     Net sales in International increased 13% to $21.9 million in the second quarter of 2003 compared to $19.5 million in 2002. The primary contributors were increased sales of orthopedic devices, vascular products and the Laryngeal Mask product. The impact of foreign currency increased International sales for the quarter by $2.4 million.

     All product groups experienced growth in the second quarter of 2003 compared to the second quarter of 2002. Sales of orthopedic devices grew 16% to $16.4 million in 2003 from $14.2 million in 2002. The increase was primarily due to increased sales of our external and internal fixation products. Sales of stimulation products grew 16% to $23.7 million in 2003 from $20.4 million in 2002. The increase in sales was primarily due to an increase in sales of stimulators, resulting from an increase in volume of stimulators sold and the renewal of our distribution agreement with Medtronic Sofamor Danek. The revised agreement increased sales by $1.5 million in the second quarter. Stimulation products are sold almost exclusively in the United States, although we are attempting to expand distribution for stimulation products to Europe and Mexico. Sales of vascular products grew slightly to $5.8 million in 2003 from $5.7 million in 2002. Approximately 85% of the sales from vascular products is classified as from orthopedic applications, while 15% is classified as from non-orthopedic applications.

     Sales of our non-orthopedic products grew 6% to $5.6 million from $5.3 million in 2002. The increase was primarily due to the growth in sales of the Laryngeal Mask product, including a new single use version, which we distribute in the United Kingdom, Ireland and Italy.

Gross Profit - Our gross profit increased 14% to $38.6 million in the second quarter of 2003, from $33.7 million in the second quarter of 2002. The increase was primarily due to the increase of 13% in net sales and increase in gross profit margin. Gross profit as a percent of net sales in the second quarter 2003 was 74.8% compared to 74.0% in 2002, reflecting the positive impact of product mix of stimulation product, including the renewal of our distribution agreement with Medtronic Sofamor Danek, partially offset by negative foreign currency impacts. Although currency contributed $2.4 million to sales growth, the year over year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar was detrimental to our gross profit and gross profit margin in those situations where we produce products in Euros or Pounds and sell them in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $3.8 million to $19.5 million in the second quarter of 2003 from $15.7 million in the second quarter of 2002, an increase of 24% on a net sales increase of 13% over the same period. Sales and marketing expense as a percent of net sales increased to 37.8% in the second quarter of 2003 from 34.4% in the second quarter of 2002. The increase is the result of our investment in several areas of sales and marketing during the second quarter of 2003 and higher commissions on stimulation sales resulting from the renewed distribution agreement with Medtronic Sofamor Danek. During the second quarter we continued to support, train and equip new sales people to have a meaningful impact on sales in 2003. We continued the rollout of the PC.C.P product in the International and U.S. markets which included training seminars for surgeons and our sales force.

General and Administrative Expense - General and administrative expense increased $0.5 million in the second quarter of 2003 to $5.1 million from $4.6 million in the second quarter of 2002. The expense, as a percentage of net sales, declined from 10.2% in the second quarter of 2002 to 9.9% in the second quarter 2003. We continued to build administrative support in our direct distributorship organizations, primarily in Europe and Mexico for the second quarter of 2003.

Research and Development Expense - Research and development expense as a percent of net sales decreased from 4.3% in the second quarter 2002 to 4.1% in the second quarter 2003. During the second quarter of 2003, our focus has been new product development and enhancements and additions to current product lines.

Amortization of Intangible Assets - Amortization of intangible assets was $0.1 million in the second quarter of 2003 compared to $0.1 million for the same period of 2002. The amortization consists principally of the amortization of patents and trademarks and was in-line with our product development efforts.

KCI Litigation Expense - Based on an assessment of the merits of the KCI case (further described in Note 11 "Contingencies" of Item 1. "Condensed Financial Statements"), we incurred $1.3 million in litigation costs in the second quarter of 2003 compared to no expense in the same period of 2002.

Other Income (Expense), Net - Other income (expense), net was income of $0.02 million in the second quarter of 2003 compared to an expense of $0.7 million in the second quarter of 2002. The decrease in expense was principally the result of gains on foreign exchange transactions in 2003, $0.2 million, compared with losses in 2002, $0.2 million, resulting in a net improvement of $0.4 million of income. Our share of losses in the OrthoRx joint venture totaled $0.2 million in the second quarter of 2003, an improvement from the $0.5 million loss in the same period of the prior year and from the $0.4 million loss in the first quarter of 2003. Interest income net of interest expense remained constant in the second quarter of 2003 as compared to the same period of the prior year.

Income Tax Expense - In the second quarter of 2003 and 2002, the effective tax rate was 37.8% and 32.0%, respectively. The effective tax rate in the second quarter of 2003 was negatively impacted by 4.0% as a result of the KCI litigation expenses incurred for the period.

Net Income - Net income for the second quarter of 2003 was $6.5 million, including $1.3 million of KCI litigation expenses, or $0.46 per basic share and $0.44 per diluted share, compared to $6.8 million, or $0.52 per basic share and $0.45 per diluted share, for the second quarter of 2002. The weighted number of basic common shares outstanding was 14,112,563 and 13,054,650 during the second quarter of 2003 and 2002, respectively. The weighted number of diluted common shares outstanding was 14,753,417 and 15,080,655 during the second quarter of 2003 and 2002, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents were $38.7 million at June 30, 2003 compared to $48.8 million at December 31, 2002, a decrease of $10.1 million.

     Net cash provided by operating activities was $14.7 million for the first six months of 2003, compared to $11.1 million for the same period of 2002, an increase of $3.6 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income decreased approximately $1.0 million to $12.4 million for the first six month of 2003, including the $2.1 million impact of legal expenses incurred for pending patent infringement claims against KCI, from $13.4 million for the same period of the prior year. We expect to incur additional legal expenses for KCI litigation of approximately $1.4 million over the remaining period of 2003. The decrease in net income was offset by a $0.4 million increase in non-cash items. Working capital accounts consumed $3.7 million of cash during the first six months of 2003 compared to a use of $8.6 million during the same period of the prior year, an overall improvement of $4.9 million.

     We invested $25.9 million during the first six months of 2003 compared to $10.3 million for the same period of the prior year for investments in subsidiaries and affiliates and capital expenditures. During the first six months of 2003, we purchased the remaining 48% minority interest of our U.K. distribution company, Intavent Orthofix Ltd. for $20.6 million and an equity interest in Innovative Spinal Technologies (IST) for $1.5 million. In addition, during the first six months of 2003, we invested $2.2 million in capital expenditures and $1.5 million in the OrthoRx joint venture. See Note 4 "Acquisitions and Investments" of Item 1. "Condensed Financial Statements" for further information of investments made during the period.

     Net cash provided by financing activities was $0.3 million for the first six months of 2003 and 2002, respectively. Proceeds of $9.5 million were generated from the issuance of 661,792 shares of our common stock upon the exercise of options and warrants. During the first six months of 2003, we purchased 157,000 shares of our common stock in the open market for $4.4 million. Our Board of Directors has authorized the purchase of shares of our common stock up to a total of 50% of the number of shares of our common stock issued from the exercise of options. We also repaid $4.8 million on a line of credit upon the sale of accounts receivable without recourse in Italy to a third party.

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

Item 4.  Controls and Procedures

     As of June 30, 2003, we performed an evaluation under the supervision and with the participation of Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual General Meeting of Shareholders of the Company was held on June 18, 2003. The total number of common shares eligible to vote as of the record date, April 30, 2003, was 14,217,172 and according to the Company's Articles of Association, 7,108,586 constituted a quorum.

     At the Annual General Meeting:

1. The following persons were elected as Directors of the Company for a one year term expiring at the Annual General Meeting in 2004:

     Name                              Votes For         Votes Withheld
     ---------------------------   --------------    -------------------
     Jerry Benjamin                   12,691,340                139,571
     Peter Clarke                     12,667,638                163,273
     Alberto D'Abreu de Paulo         12,690,740                140,171
     Charles Federico                 12,691,340                139,571
     Robert Gaines-Cooper             12,664,638                166,273
     James Gero                       12,690,940                139,971
     Frederik Hartsuiker              12,690,740                140,171
     Peter Hewett                     12,597,559                233,352
     John Littlechild                 12,690,740                140,171
     Edgar Wallner                    12,667,488                163,423


2. An additional 250,000 shares for issuance under the Staff Share Option Plan was reserved by a vote of 10,098,730 in favor of, with 2,629,133 against, and 103,048 abstaining;

3. The audited Financial Statements for the year ended December 31, 2002 were adopted and approved by a vote of 11,842,887 in favor of, with 944,436 against, and 43,588 abstaining; and

4. The selection of Ernst & Young LLP to act as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 2003 was ratified by a vote of 11,781,841 in favor of, with 1,008,897 against, and 40,173 abstaining.

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits

        Exhibit
        Number             Description

        31.1* Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer dated August 12, 2003.
        31.2* Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer dated August 12, 2003.
        32.1* Statement Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer dated August 12, 2003.
        32.2* Statement Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer dated August 12, 2003.
         ____________________________

         *        Filed herewith.


        (b)      Reports on Form 8-K

              None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ORTHOFIX INTERNATIONAL N.V.


Date:  August 12, 2003       By:    /s/ CHARLES W. FEDERICO
                                   --------------------------------------------
                                   Name:  Charles W. Federico
                                   Title: Chief Executive Officer and President

Date:  August 12, 2003       By:    /s/ THOMAS HEIN
                                   --------------------------------------------
                                   Name:  Thomas Hein
                                   Title: Chief Financial Officer