Form 10-Q
period 2003-09-30
ORTHOFIX INTERNATIONAL N V
filed 2003-11-12
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 For the transition period
                       from ____________ to ____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

       Netherlands Antilles                              N/A
---------------------------------------    -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      7 Abraham de Veerstraat
            Curacao
      Netherlands Antilles                               N/A
----------------------------------------   -------------------------------------
(Address of principal executive offices)              (Zip Code)

                                  599-9-4658525
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of November 4, 2003, 14,221,497 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION..................................................3
  Item 1. Condensed Financial Statements.......................................3
  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................13
  Item 3. Quantitative and Qualitative Disclosure About
             Market Risk......................................................20
  Item 4. Controls and Procedures.............................................20
PART II OTHER INFORMATION.....................................................21
  Item 2. Legal Proceedings...................................................21
  Item 6. Exhibits and Reports on Form 8-K....................................21
SIGNATURES ...................................................................22




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

PART I            FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2003 AND DECEMBER 31,
2002


(U.S. Dollars, in thousands except share data)                    September 30,       December 31,
                                                                      2003                2002
                                                                  --------------    ----------------
Assets                                                             (Unaudited)          (Note 2)
Current assets:
  Cash and cash equivalents....................................        $45,729             $48,813
  Trade accounts receivable, net...............................         58,702              54,654
  Inventories..................................................         23,908              23,471
  Deferred income taxes........................................          3,271               3,271
  Prepaid expenses and other...................................          4,517               6,789
                                                                  -------------    ----------------
Total current assets...........................................        136,127             136,998
Securities and other investments...............................          6,316               4,753
Property, plant and equipment, net.............................         13,170              13,841
Patents and other intangible assets, net.......................          5,504               4,214
Goodwill, net..................................................         72,653              58,781
Other long-term assets ........................................          1,462               2,187
                                                                  -------------    ----------------
Total assets...................................................       $235,232            $220,774
                                                                  -------------    ----------------
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings..............................................         $3,373              $6,977
  Current portion of long-term debt............................            119                 399
  Trade accounts payable.......................................          8,447               9,637
  Other current liabilities....................................         18,695              20,113
                                                                  -------------    ----------------
  Total current liabilities....................................         30,634              37,126
Long-term debt.................................................            104                  44
Deferred income taxes..........................................          1,817               2,202
Other long-term liabilities....................................          3,565               3,451
                                                                  -------------    ----------------
  Total liabilities............................................         36,120              42,823

Minority interests.............................................             --               9,867
Contingencies (Note 11)
Shareholders' equity:
  Common shares................................................          1,424               1,384
  Additional paid-in capital...................................         52,442              50,884
  Less:  treasury shares, at cost (2002:  195,000).............             --             (5,281)
                                                                  -------------    ----------------
                                                                        53,866              46,987
  Retained earnings............................................        141,083             123,194
  Accumulated other comprehensive income (loss)................          4,163             (2,097)
                                                                  -------------    ----------------
Total shareholders' equity.....................................        199,112             168,084
                                                                  -------------    ----------------
Total liabilities, minority interests and shareholders' equity.       $235,232            $220,774
                                                                  -------------    ----------------

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


(Unaudited, U.S. Dollars, in thousands except share               Three Months Ended                  Nine Months Ended
 data and per share data)                                   ------------------------------     -------------------------------
                                                                   2003             2002              2003             2002
                                                             -------------    -------------     -------------    --------------

Net sales..............................................           $51,253          $44,542          $150,999          $131,718
Cost of sales..........................................            12,482           10,977            38,077            32,728
                                                             -------------    -------------     -------------    --------------
    Gross profit.......................................            38,771           33,565           112,922            98,990
Operating expenses
    Sales and marketing ...............................            20,321           16,582            57,428            47,334
    General and administrative.........................             5,039            4,551            15,139            13,337
    Research and development...........................             1,721            1,749             5,979             5,851
    Amortization of intangible assets..................               259              178               656               490
    Litigation and settlement costs....................             2,605               --             4,731                --
                                                             -------------    -------------     -------------    --------------
                                                                   29,945           23,060            83,933            67,012
                                                             -------------    -------------     -------------    --------------
    Total operating income ............................             8,826           10,505            28,989            31,978

 Other income (expense), net...........................             (470)            (871)             (772)           (1,807)
                                                             -------------    -------------     -------------    --------------
     Income before income tax and minority interests...             8,356            9,634            28,217            30,171
Income tax expense.....................................           (2,914)          (3,260)          (10,328)           (9,571)
                                                             -------------    -------------     -------------    --------------
     Income before minority interests .................             5,442            6,374            17,889            20,600
Minority interests.....................................                --            (400)                --           (1,261)
                                                             -------------    -------------     -------------    --------------
     Net income .....................................              $5,442           $5,974           $17,889           $19,339
                                                             -------------    -------------     -------------    --------------
Net income per common share - basic....................             $0.38            $0.44             $1.28             $1.48
                                                             -------------    -------------     -------------    --------------
Net income per common share - diluted..................             $0.37            $0.41             $1.22             $1.30
                                                             -------------    -------------     -------------    --------------
Weighted average number of common shares -  basic......        14,181,847       13,444,245        14,001,981        13,091,124
                                                             -------------    -------------     -------------    --------------
Weighted average number of common shares - diluted.....        14,882,747       14,717,983        14,720,139        14,915,615
                                                             -------------    -------------     -------------    --------------

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


(Unaudited, U.S. Dollars, in thousands)                                       2003                 2002
                                                                         ----------------    -----------------
Cash flows from operating activities:
     Net income................................................                  $17,889              $19,339
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..............................                   4,776                4,096
     Provision for doubtful accounts............................                   3,858                3,672
     Loss on sale of fixed assets...............................                      --                  168
     Loss on equity investments.................................                   1,175                1,436
     Minority interest in net income of consolidated subsidiaries                     --                1,261
     Tax benefit on non-qualified stock options.................                     412                   --
     Other .....................................................                   1,083                (169)
     Change in operating assets and liabilities:
       Increase in accounts receivable.........................                  (6,368)              (8,608)
       Decrease/(increase) in inventories......................                      346              (3,994)
       Decrease/(increase) in prepaid expenses and other.......                    1,450                (131)
       (Decrease)/increase in accounts payable.................                  (1,717)                  367
       (Decrease)/increase in other current liabilities........                  (2,007)                1,877
                                                                         ----------------    -----------------
Net cash provided by operating activities......................                   20,897               19,314
                                                                         ----------------    -----------------
Cash flows from investing activities:
     Investments in affiliates and subsidiaries................                 (23,678)              (7,254)
     Capital expenditures......................................                  (3,608)              (5,680)
     Proceeds from the sale of marketable securities...........                      354                   --
                                                                         ----------------    -----------------
Net cash used in investing activities..........................                 (26,932)             (12,934)
                                                                         ----------------    -----------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock................                   10,863               14,333
     Repurchase of treasury shares.............................                  (4,395)             (16,600)
     Proceeds from loans and borrowings........................                       92                3,380
     Repayment of loans and borrowings.........................                  (4,372)              (2,769)
                                                                         ----------------    -----------------
Net cash provided (used) by financing activities...............                    2,188              (1,656)
                                                                         ----------------    -----------------
Effect of exchange rate changes on cash and cash equivalents...                      763                1,456
                                                                         ----------------    -----------------
(Decrease)/increase in cash and cash equivalents...............                  (3,084)                6,180

Cash and cash equivalents at the beginning of the year.........                   48,813               34,273
                                                                         ----------------    -----------------
Cash and cash equivalents at the end of the period.............                  $45,729              $40,453
                                                                         ----------------    -----------------

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

NOTE 2: BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3: INVENTORY

     Inventories are as follows:

                                        September 30,         December 31,
     (In thousands)                         2003                  2002
                                      ----------------    -----------------

     Raw materials                             $3,679               $2,177
     Work-in-process                            1,653                1,210
     Finished goods                             9,321               11,668
     Field inventory                            5,790                5,260
     Consignment inventory                      6,606                5,910
     Less reserve for obsolescence            (3,141)              (2,754)
                                      ----------------    -----------------
                                              $23,908              $23,471
                                      ----------------    -----------------


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

     On March 20, 2003, the Company completed the acquisition of the remaining 48% minority interest in Intavent Orthofix Limited ("IOL") for $20.6 million (including acquisition costs) with an effective date of January 14, 2003. The Company utilized an independent firm to complete a valuation of IOL. The Company used cash on hand to complete this purchase from Intavent Limited ("Intavent"). Mr. Gaines-Cooper, Chairman of Orthofix, is a settlor of a trust which owns a 30% interest in Intavent. IOL has been a fully consolidated subsidiary and is now a wholly-owned subsidiary of the Company. The Company recorded this additional equity purchase using the purchase method of accounting and the impact has been included in the results of operations from the date of acquisition. A preliminary allocation of the purchase price reflects the settlement of a minority interest obligation of approximately $9.9 million and $10.7 million of additional goodwill. The Company expects to finalize the purchase price allocation during 2003.

     The pro forma effect on operations or earnings per share would not be substantially different than those reported, assuming consummation of the purchase as of January 1, 2003. The pro forma unaudited results of operations and earnings per share for the three and nine month periods ended September 30, 2002, assuming consummation of the purchase as of January 1, 2002, are as follows:

(In thousands,                     Three Months Ended September 30            Nine Months Ended September 30
except per share data)         ---------------------------------------     ----------------------------------
                                  As Reported            Pro Forma            As Reported          Pro Forma
                               ------------------    ------------------    ---------------       ------------

     Net sales                        $44,542               $44,542           $131,718               $131,718
     Net income                         5,974                 6,374             19,339                 20,570
     Per share data:
          Basic                         $0.44                 $0.47              $1.48                  $1.57
          Diluted                       $0.41                 $0.43              $1.30                  $1.38



     On February 5, 2003, the Company purchased an equity interest in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products, for $1.5 million. The investment is accounted for at cost.

NOTE 5: COMMON SHARES

     For the nine months ended September 30, 2003, the Company issued 720,983 shares of common stock upon the exercise of outstanding stock options and warrants for proceeds of $10.9 million and paid $4.4 million to purchase 157,000 shares of its common stock in the open market for treasury. During the period, the Company also retired 352,000 treasury shares recorded at a cost of $9.7 million.

NOTE 6: COMPREHENSIVE INCOME

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities, net of tax. During the three and nine month periods ended September 30, 2003, the Company reclassified $0.2 million and $3.0 million, respectively, of foreign currency translation impact on goodwill that is denominated in a non-U.S. dollar currency, from comprehensive income to goodwill. These reclassifications had no impact on the results of operations or cash flows of the Company. Total comprehensive income combines reported net income and other comprehensive income.


(In thousands)                                           Three Months Ended                 Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                       2003             2002              2003             2002
                                                   -------------    --------------    -------------    --------------
Net income                                               $5,442            $5,974          $17,889           $19,339

Other comprehensive income:
     Unrealized gain (loss) on marketable
            securities net  of taxes                        190              (17)              186              (31)
  Reclassification adjustment for gains on the
      sale of marketable securities included in
      net income                                          (341)                --            (341)                --
  Foreign currency translation adjustment                   429               992            6,416             4,544
                                                   -------------    --------------    -------------    --------------
Total comprehensive income                               $5,720            $6,949          $24,150           $23,852
                                                   -------------    --------------    -------------    --------------

NOTE 7: BUSINESS SEGMENT INFORMATION

     The Company's operations are managed as two geographic business units (the Americas and International) plus Group activities. The Americas consists of the United States, Mexico and Brazil. International consists of the rest of the world plus export distribution operations.

     For the three month periods ended September 30:


                                  Net Sales To               Intersegment               Operating
                                External Customers             Net Sales             Income/(Expense)
                           -------------------------    ----------------------    ----------------------
     (In thousands)             2003        2002          2003        2002           2003        2002
                           ------------  -----------    ----------  ----------    ---------  -----------
     International             $21,488     $18,661       $11,945     $9,673         $5,053      $6,221
     Americas                   29,765      25,881           251        338          4,753       6,050
     Group activities               --          --            --         --        (1,086)       (958)
     Eliminations                   --          --            --         --            106       (808)
                           ------------  -----------    ----------  ----------    ---------  -----------
     Total                     $51,253     $44,542       $12,196    $10,011         $8,826     $10,505
                           ------------  -----------    ----------  ----------    ---------  -----------

     For the nine month periods ended September 30:


                                  Net Sales To               Intersegment               Operating
                                External Customers             Net Sales             Income/(Expense)
                           -------------------------    ----------------------    ----------------------
     (In thousands)             2003        2002          2003        2002           2003        2002
                           ------------  -----------    ----------  ----------    ---------  -----------
     International             $64,872     $55,362       $37,009    $29,870        $12,970     $19,600
     Americas                   86,127      76,356           600        559         18,111      17,650
     Group activities               --          --            --         --        (3,157)     (2,790)
     Eliminations                   --          --            --         --          1,065     (2,482)
                           ------------  -----------    ----------  ----------    ---------  -----------
     Total                    $150,999    $131,718       $37,609    $30,429        $28,989     $31,978
                           ------------  -----------    ----------  ----------    ---------  -----------


                                           Identifiable Assets
                                       --------------------------------
                                       September 30,       December 31,
     (In thousands)                         2003                2002
                                       -------------       -------------
     International                        $165,039            $169,071
     Americas                               92,442              80,848
     Group                                  77,496              56,652
     Eliminations                         (99,745)            (85,797)
                                   ---------------     ---------------
     Total                                $235,232            $220,774
                                   ================    ================

NOTE 8: INCOME TAX EXPENSE

     The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to the Company's tax holiday benefit in the Seychelles.

NOTE 9: EARNINGS PER SHARE

     For each of the three and nine month periods ended September 30, 2003 and 2002, there were no adjustments to net income (the numerators) for purpose of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share':

                                                         Three Months Ended                 Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                       2003             2002              2003             2002
                                                   -------------    --------------    -------------    --------------

Weighted average common shares - basic               14,181,847        13,444,245       14,001,981        13,091,124
Effect of diluted securities:
          Stock options                                 700,900         1,273,738          718,158         1,824,491
                                                   -------------    --------------    -------------    --------------
Weighted average common shares - diluted             14,882,747        14,717,983       14,720,139        14,915,615
                                                   -------------    --------------    -------------    --------------


     The Company did not include in the diluted shares outstanding calculation 97,736 options for the nine month period ended September 30, 2003, because their inclusion would be antidilutive or their exercise price exceeded the average market price of our common stock during the period. All options were included in the diluted shares outstanding calculation for the three month period ended September 30, 2003, as well as, the three and nine month periods ended September 30, 2002 as the average market value of our common stock for the period was higher than the exercise prices of all options outstanding for the period.

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

     Pro forma information regarding the Company's net income and net income per common share for the three and nine month periods ended September 30, 2003 and 2002 has been determined as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.



(In thousands, except per share data)                    Three Months Ended                 Nine Months Ended
                                                    ------------------------------    -------------------------------
                                                        2003             2002             2003             2002
                                                    -------------    -------------    -------------    --------------
Net income
     As reported                                          $5,442           $5,974          $17,889           $19,339
     Less: Total stock-based employee
           compensation expense determined
           under fair value method for all
           awards, net of tax                              (566)            (623)          (1,736)           (1,869)
                                                    -------------    -------------    -------------    --------------
     Pro forma                                            $4,876           $5,351          $16,153           $17,470

Net income per common share - basic
     As reported                                           $0.38            $0.44            $1.28             $1.48
     Pro forma                                             $0.34            $0.40            $1.15             $1.33

Net income per common share - diluted
     As reported                                           $0.37            $0.41            $1.22             $1.30
     Pro forma                                             $0.33            $0.36            $1.10             $1.17

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

     The New York federal court resolved the two consolidated actions in favor of the Company and its subsidiary. On July 12, 2002, the New York federal court denied the plaintiffs' motion to vacate the consent award. On May 21, 2003, the court denied plaintiffs' motion for leave to file a second amended complaint and dismissed the Earnout and Bonus action in its entirety with prejudice. Plaintiffs filed an appeal to the United States Court of Appeals for the Second Circuit. No briefs have been filed in the appellate court.

     The Company is vigorously defending the trial court's decision in favor of the Company and its subsidiary. The Company expects the appeal to be heard and decided in the first half of 2004. The Company has previously reserved approximately $5.0 million plus accrued interest for the settlement of this matter.

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

     On August 18, 2003, the Company announced that it settled a two-year-long investigation by the Office of Inspector General of its billings to federal and state health care programs for the off-label use of its FDA approved pulsed electronic magnetic field device. Without admitting any wrong doing, the Company agreed to pay CHAMPUS/Tricare $1.7 million ($1.1 million after-tax) in order to avoid protracted litigation and related legal costs, and placing this government inquiry into our billings to federal programs firmly in the past.

     In management's opinion, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that could have a material effect on the financial position, liquidity or operating results of the Company.

NOTE 12: RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created or obtained after January 31, 2003. On October 8, 2003, the FASB delayed the effective date of the interpretation until periods ending after December 15, 2003, for variable entities acquired before February 1, 2003. The Company is currently reviewing FIN 46 to determine its impact, if any, on future reporting periods from its equity investments including the OrthoRx joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis addresses the results of our operations for the nine and three months ended September 30, 2003, as compared to our results of operations for the nine and three months ended September 30, 2002. The discussion and analysis also addresses our liquidity and financial condition and other matters.

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

Revenues

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products, including orthopedic devices, stimulation products and vascular products, accounted for 89% of our total net sales in both the three and nine months ended September 30, 2003, respectively, as compared to 89% of our total net sales for the same periods in the prior year. Sales of non-orthopedic products, including some vascular products and the Laryngeal Mask product, accounted for 11% of our total net sales in both the three and nine months ended September 30, 2003, respectively, as compared to 11% of our total net sales for the same periods in the prior year.

     The following tables display the net sales by geographic destination and by geographic origination, net of inter-company eliminations, for each of our geographic markets and by each of our product groups for the three and nine months ended September 30, 2003 and 2002. We provide net sales by geographic destination and by product group for information purposes only. We keep our books and records and account for net sales, costs and expenses in accordance with the geographic origination of our products.


     Geographic Destination:
     -----------------------
                                                 Three Months Ended September 30,
                                 ------------------------------------------------------------------
(In thousands)                                2003                               2002
                                 -------------------------------    -------------------------------
                                                    Percent of                         Percent of
                                   Net Sales        Net Sales         Net Sales        Net Sales
                                 -------------    --------------    -------------    --------------
   Americas                           $35,680               70%          $31,219               67%
   International                       15,573               30%           13,323               33%
                                 -------------    --------------    -------------    --------------
   Total                              $51,253              100%          $44,542              100%
                                 -------------    --------------    -------------    --------------

                                                  Nine Months Ended September 30,
                                 ------------------------------------------------------------------
(In thousands)                                2003                               2002
                                 -------------------------------    -------------------------------
                                                    Percent of                         Percent of
                                   Net Sales        Net Sales         Net Sales        Net Sales
                                 -------------    --------------    -------------    --------------
   Americas                          $101,404               67%          $91,593               70%
   International                       49,595               33%           40,125               30%
                                 -------------    --------------    -------------    --------------
   Total                             $150,999              100%         $131,718              100%
                                 -------------    --------------    -------------    --------------

     Geographic Origination:
     -----------------------
                                                 Three Months Ended September 30,
                                 ------------------------------------------------------------------
(In thousands)                                2003                               2002
                                 -------------------------------    -------------------------------
                                                    Percent of                         Percent of
                                   Net Sales        Net Sales         Net Sales        Net Sales
                                 -------------    --------------    -------------    --------------
   Americas                           $29,765               58%          $25,881               58%
   International                       21,488               42%           18,661               42%
                                 -------------    --------------    -------------    --------------
   Total                              $51,253              100%          $44,542              100%
                                 -------------    --------------    -------------    --------------


                                                  Nine Months Ended September 30,
                                 ------------------------------------------------------------------
(In thousands)                                2003                               2002
                                 -------------------------------    -------------------------------
                                                    Percent of                         Percent of
                                   Net Sales        Net Sales         Net Sales        Net Sales
                                 -------------    --------------    -------------    --------------
   Americas                           $86,127               57%          $76,356               58%
   International                       64,872               43%           55,362               42%
                                 -------------    --------------    -------------    --------------

                                 -------------    --------------    -------------    --------------
   Total                             $150,999              100%         $131,718              100%
                                 -------------    --------------    -------------    --------------
     Product Groups:
     ---------------

                                                 Three Months Ended September 30,
                                 ------------------------------------------------------------------
(In thousands)                                2003                               2002
                                 -------------------------------    -------------------------------
                                                    Percent of                         Percent of
                                   Net Sales        Net Sales         Net Sales        Net Sales
                                 -------------    --------------    -------------    --------------
  Orthopedic
     Devices                          $14,851               29%          $13,392               30%
     Stimulation                       24,024               47%           20,119               45%
     Vascular(1)                        6,552               13%            5,950               14%
                                 -------------    --------------    -------------    --------------
  Total Orthopedic                     45,427               89%           39,461               89%

  Non-Orthopedic
     Vascular(1)                        1,157                2%            1,050                2%
     Other                              4,669                9%            4,031                9%
                                 -------------    --------------    -------------    --------------
  Total Non-Orthopedic                  5,826               11%            5,081               11%
                                 -------------    --------------    -------------    --------------

   Total                              $51,253              100%          $44,542              100%
                                 -------------    --------------    -------------    --------------

--------------------
  (1) Approximately 85% of the revenue from vascular products is classified as from orthopedic applications while 15% is classified as from Non-Orthopedic applications.

                                                  Nine Months Ended September 30,
                                 ------------------------------------------------------------------
(In thousands)                                2003                               2002
                                 -------------------------------    -------------------------------
                                                    Percent of                         Percent of
                                   Net Sales        Net Sales         Net Sales        Net Sales
                                 -------------    --------------    -------------    --------------
  Orthopedic
     Devices                          $46,422               31%          $40,627               31%
     Stimulation                       68,851               46%           59,238               45%
     Vascular(1)                       18,323               12%           16,529               13%
                                 -------------    --------------    -------------    --------------
  Total Orthopedic                    133,596               89%          116,394               89%

  Non-Orthopedic
     Vascular(1)                        3,233                2%            2,917                2%
     Other                             14,170                9%           12,407                9%
                                 -------------    --------------    -------------    --------------
  Total Non-Orthopedic                 17,403               11%           15,324               11%
                                 -------------    --------------    -------------    --------------

   Total                             $150,999              100%         $131,718              100%
                                 -------------    --------------    -------------    --------------

---------------------

     (1) Approximately 85% of the revenue from vascular products is classified as from orthopedic applications while 15% is classified as from Non-Orthopedic applications.

Select Financial Data

     The following table presents certain items in our statements of operations as a percentage of net sales for the periods ended September 30:

                                                   Three Months Ended                 Nine Months Ended
                                               ---------------------------    -------------------------------
                                                  2003         2002              2003             2002
                                                  ----         ----              ----             ----
                                                   (%)          (%)              (%)               (%)
                                               ---------    --------------    ----------       --------------

Net sales..............................           100          100               100               100
Cost of sales..........................            24           25                25               25
Gross profit...........................            76           75                75               75
Operating expenses
  Sales and marketing..................            40           37                38               36
  General and administrative...........            10           10                10               10
  Research and development.............             3            4                 4                4
  Amortization of intangible assets....             1           --                 1                1
  Litigation and settlement costs......             5           --                 3               --
Total operating income.................            17           24                19               24
Net income.............................            11           13                12               15


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Sales - Net sales increased 15% to $151.0 million for the first nine months of 2003, compared to $131.7 million for the same period of 2002. The impact of foreign currency increased sales by $5.3 million in the first nine months of 2003 as compared to the same period of 2002.

     Net sales in the Americas (primarily the United States) increased 13% to $86.1 million for the first nine months of 2003, compared to $76.4 million for the same period of 2002. The Americas represented 57% and 58% of total net sales during the first nine months of 2003 and 2002, respectively. The increase in sales was primarily the result of an increase in volume of stimulators sold, a contract increase and moderate growth in orthopedic devices.

     Net sales in International increased 17% to $64.9 million for the first nine months of 2003, compared to $55.4 million for the same period of 2002. The primary contributors were increased sales of orthopedic devices, vascular products and the Laryngeal Mask product. The impact of foreign currency increased International sales for the period by $5.7 million.

     All product groups experienced growth in the first nine months of 2003 compared to the same period of 2002. Sales of orthopedic devices grew 14% to $46.4 million for the period in 2003 from $40.6 million for the same period of 2002. The increase was primarily due to increased sales of our external and internal fixation products. Sales of stimulation products grew 16% to $68.9 million for the first nine months of 2003 from $59.2 million in the same period of the prior year. The increase in sales was primarily due to an increase in sales of stimulators, resulting from an increase in volume of stimulators sold and the renewal of our distribution agreement with Medtronic Sofamor Danek. The renewed distribution agreement had the effect of increasing sales by $3.8 million in the first nine months of 2003. Stimulation products are sold almost exclusively in the United States, although we are undertaking to expand distribution of stimulation products to Europe and Mexico. Sales of vascular products grew 11% to $18.3 million for the first nine months of 2003 from $16.5 million for the same period of 2002. The growth was principally the result of increased sales in Japan and through our direct sales organizations in Europe.

Approximately 85% of the sales from vascular products are classified as from orthopedic applications, while 15% are classified as from non-orthopedic applications.

     Sales of our non-orthopedic products grew 14% to $17.4 in the first nine months of 2003 compared to $15.3 million for the same period of 2002. The increase was primarily due to the growth in sales of the Laryngeal Mask product, including a new single use version, which we distribute in the United Kingdom, Ireland and Italy, and increased sales of vascular products for non-orthopedic applications.

Gross Profit - Our gross profit increased 14% to $112.9 million in the first nine months of 2003, from $99.0 million for the same period of 2002. The increase was primarily due to the 15% increase in net sales partially offset by a slight decrease in gross profit margin. Gross profit as a percent of net sales for the first nine months of 2003 was 74.8% compared to 75.2% for the same period in 2002, reflecting the negative impact of foreign currency translation, partially offset by a favorable product mix and the renewal of our distribution agreement with Medtronic Sofamor Danek. Although foreign currency contributed $5.3 million to sales growth, the year-over-year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar increased production costs of external fixation and vascular products, which was detrimental to our gross profit and gross profit margin in those situations where we sell these products in U. S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $10.1 million to $57.4 million in the first nine months of 2003 from $47.3 million in the same period of 2002, an increase of 21% on a net sales increase of 15% over the same period. Sales and marketing expense as a percent of net sales increased to 38.0% in the first nine months of 2003 from 35.9% for the same period of 2002. The 2.1% increase in the first nine months of 2003 compared to the same period of 2002 reflects the negative impact of currency on operating expenses, higher commissions on stimulation sales resulting from our renewed distribution agreement with Medtronic Sofamor Danek and additional costs to support the hiring of additional sales people and the launch of new products. In 2003, additional new sales people have been hired, trained and equipped. The PC.C.P product was launched in the International market in the second quarter and on a limited basis in the United States in the third quarter. In connection with the launch of the PC.C.P product, we conducted a large training seminar for surgeons in Verona, Italy and a training seminar for U.S. surgeons in Chicago. Further we conducted training meetings for the sales force in Europe and the United States.

General and Administrative Expense - General and administrative expense increased $1.8 million for the first nine months of 2003 to $15.1 million from $13.3 million in the same period of 2002. The expense remained constant as a percentage of net sales at 10% during both periods. We incurred additional expenses associated with becoming a U.S. SEC registrant and with building administrative support in our direct sales organizations in Europe and Mexico.

Research and Development Expense - Research and development expense increased $0.1 million to $6.0 million for the first nine months in 2003 from $5.9 million for the same period in 2002. The expense as a percentage of net sales was 4.0% and 4.4% for the first nine month of 2003 and 2002, respectively. Research and development expensed decreased as a percent of net sales during the period as a result of a decrease in clinical study spending in our International unit.

Amortization of Intangible Assets - Amortization of intangible assets was $0.7 million in the first nine months of 2003 compared to $0.5 million for the same period of 2002. The amortization consists principally of the amortization of patents and trademarks.

Litigation and Settlement Costs - Based on an assessment of the merits of the Kinetic Concepts Inc. ("KCI") case (further described in Note 11 "Contingencies" of Item 1. "Condensed Financial Statements"), we incurred $3.0 million in litigation costs in the first nine months of 2003 compared to no expense for the same period of the 2002. Further, in the first nine months of 2003, we incurred $1.7 million of settlement cost to conclude the investigation by the Office of Inspector General into the appropriateness of claims made to federal health care programs for the off-label use of our FDA approved pulsed electronic magnetic field device, and billing and coding for its off-label use.

Other Income (Expense), Net - Other expense, net was $0.8 million in the first nine months of 2003 compared to an expense of $1.8 million for the same period of 2002. The decrease in expense was the result of the following items: (i) losses on foreign exchange transactions in 2003 of $0.1 million, compared with losses in 2002 of $0.4 million, resulting in a net improvement of $0.3 million; and (ii) our share of losses in the OrthoRx joint venture, which totaled $1.2 million for the first nine months of 2003, an improvement of $0.4 million from the $1.6 million loss in the same period of 2002. Interest income, net of interest expense remained constant for the first nine months of 2003 compared to the same period of 2002. Further, during the first nine months of 2003, we realized a gain of $0.4 million from the sale of available-for-sale marketable securities.

Income Tax Expense - In the first nine months of 2003 and 2002, the effective tax rate was 36.6% and 31.7%, respectively. The effective tax rate in the first nine months of 2003 was negatively impacted by 3.1% as a result of the KCI litigation expenses, which are incurred in a low tax jurisdiction, for the period.

Net Income - Net income for the first nine months of 2003 was $17.9 million, including $4.0 million of litigation and settlement cost, net of tax, or $1.28 per basic share and $1.22 per diluted share, compared to $19.3 million, or $1.48 per basic share and $1.30 per diluted share, for the same period of 2002. The weighted number of basic common shares outstanding was 14,001,981 and 13,091,124 during the first nine months of 2003 and 2002, respectively. The weighted number of diluted common shares outstanding was 14,720,139 and 14,915,615 during the first nine months of 2003 and 2002, respectively.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Sales - Net sales increased 15% to $51.3 million for the third quarter of 2003 compared to $44.5 million for the third quarter of 2002. The impact of foreign currency increased sales by $1.1 million during the third quarter of 2003 as compared to the same period of the prior year.

     Net sales in the Americas (primarily the United States) increased to $35.7 million in the third quarter of 2003 compared to $31.2 million in the third quarter of 2002, an increase of 14%. The Americas represented 70% of total net sales during the third quarter of 2003 and 67% of total net sales for the same period of 2002. The increase in sales was primarily the result of increased volume of stimulators sold, a contract increase, and a moderate growth in orthopedic devices.

     Net sales in International increased 17% to $15.6 million in the third quarter of 2003 compared to $13.3 million in 2002. The primary contributors were increased sales of orthopedic devices, vascular products and the Laryngeal Mask product. The impact of foreign currency increased International sales for the quarter by $1.2 million.

     All product groups experienced growth in the third quarter of 2003 compared to the third quarter of 2002. Sales of orthopedic devices grew 11% to $14.9 million in 2003 from $13.4 million in 2002. The increase was primarily due to increased sales of our external and internal fixation products. Sales of stimulation products grew 20% to $24.0 million in 2003 from $20.1 million in 2002. The increase in sales was primarily due to an increase in sales of stimulators, resulting from an increase in volume of stimulators sold and the renewal of our distribution agreement with Medtronic Sofamor Danek. The revised agreement increased sales by $2.3 million in the third quarter. Stimulation products are sold almost exclusively in the United States, although we are undertaking to expand distribution for stimulation products to Europe and Mexico. Approximately 85% of the sales from vascular products are classified as from orthopedic applications, while 15% are classified as from non-orthopedic applications.

     Sales of our non-orthopedic products grew 15% to $5.8 million from $5.1 million in 2002. The increase was primarily due to the growth in sales of the Laryngeal Mask product, including a new single use version, which we distribute in the United Kingdom, Ireland and Italy.

Gross Profit - Our gross profit increased 16% to $38.8 million in the third quarter of 2003, from $33.6 million in the third quarter of 2002. The increase was primarily due to the increase of 15% in net sales and a slight increase in gross profit margin. Gross profit as a percent of net sales in the third quarter 2003 was 75.6% compared to 75.4% in 2002, reflecting the positive impact of product mix of stimulation product, including the renewal of our distribution agreement with Medtronic Sofamor Danek, partially offset by negative foreign currency impacts. Although currency contributed $1.1 million to sales growth, the year-over-year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar increased the production costs of external fixation and vascular products, which was detrimental to our gross profit margin in those situations where we sell these products in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $3.7 million to $20.3 million in the third quarter of 2003 from $16.6 million in the third quarter of 2002, an increase of 23% on a net sales increase of 15% over the same period. Sales and marketing expense as a percent of net sales increased to 39.6% in the third quarter of 2003 from 37.2% in the third quarter of 2002. The 2.4% increase in the third quarter of 2003 compared to the same period of 2002 reflects the negative impact of currency on operating expenses, higher commissions on stimulation sales resulting from our renewed distribution agreement with Medtronic Sofamor Danek and additional costs to support the hiring of additional sales people and the launch of new products. In 2003, additional new sales people have been hired, trained and equipped. The PC.C.P product was launched in the International market in the second quarter and on a limited basis in the United States in the third quarter. In connection with the launch of the PC.C.P product, we conducted a large training seminar for surgeons in Verona, Italy and a training seminar for U.S. surgeons in Chicago. Further we conducted training meetings for the sales force in Europe and the United States.

General and Administrative Expense - General and administrative expense increased $0.5 million in the third quarter of 2003 to $5.0 million from $4.5 million in the third quarter of 2002. The expense, as a percentage of net sales, declined from 10.2% in the third quarter of 2002 to 9.8% in the third quarter 2003, even as we continued to build administrative support in our direct sales organizations, primarily in Europe and Mexico.

Research and Development Expense - Research and development expense as a percent of net sales decreased from 3.9% in the third quarter 2002 to 3.4% in the third quarter 2003. Research and development expensed decreased as a percent of net sales during the period as a result of a decrease in clinical study spending in the International unit.

Amortization of Intangible Assets - Amortization of intangible assets was $0.3 million in the third quarter of 2003 compared to $0.2 million for the same period of 2002. The amortization consists principally of the amortization of patents and trademarks.

Litigation and Settlement Costs - Based on an assessment of the merits of the KCI case (further described in Note 11 "Contingencies" of Item 1. "Condensed Financial Statements"), we incurred $0.9 million in litigation costs in the third quarter of 2003 compared to no expense in the same period of 2002. Further, in the third quarter of 2003 we incurred $1.7 million of settlement cost to conclude the investigation by the Office of Inspector General into the appropriateness of claims made to federal health care programs for the off-label use of our FDA-approved pulsed electronic magnetic field device, and billing and coding for its off-label use.

Other Income (Expense), Net - Other expense, net was $0.5 million in the third quarter of 2003 compared to an expense of $0.9 million in the third quarter of 2002. The decrease in expense was principally the result of a realized gain of $0.4 million on the sale of available-for-sale marketable securities. Our share of losses in the OrthoRx joint venture totaled $0.6 million in the third quarter of 2003 and 2002. Interest income net of interest expense remained constant in the third quarter of 2003 as compared to the same period of the prior year.

Income Tax Expense - In the third quarter of 2003 and 2002, the effective tax rate was 34.9% and 33.8%, respectively. The effective tax rate in the third quarter of 2003 was negatively impacted by 3% as a result of the KCI litigation expenses, which are incurred in a low tax jurisdiction, for the period, partially offset by a tax benefit for long-term capital gains on the sale of marketable securities.

Net Income - Net income for the third quarter of 2003 was $5.4 million, including $2.0 million of litigation and settlement cost, net of tax, or $0.38 per basic share and $0.37 per diluted share, compared to $6.0 million, or $0.44 per basic share and $0.41 per diluted share, for the third quarter of 2002. The weighted number of basic common shares outstanding was 14,181,847 and 13,444,245 during the third quarter of 2003 and 2002, respectively. The weighted number of diluted common shares outstanding was 14,882,747 and 14,717,983 during the third quarter of 2003 and 2002, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents were $45.7 million at September 30, 2003 compared to $48.8 million at December 31, 2002, a decrease of $3.1 million.

     Net cash provided by operating activities was $20.9 million for the first nine months of 2003, compared to $19.3 million for the same period of 2002, an increase of $1.6 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income decreased approximately $1.4 million to $17.9 million for the first nine months of 2003, including the $2.9 million impact of legal expenses incurred for pending patent infringement claims against KCI and $1.1 million in after-tax settlement costs associated with the Office of Inspector General investigation, from $19.3 million for the same period of the prior year. We expect to incur additional legal expenses for KCI litigation of approximately $0.6 million over the remaining period of 2003. The decrease in net income was offset by a $0.8 million increase in non-cash items. Working capital accounts consumed $8.3 million of cash during the first nine months of 2003 compared to a use of $10.5 million during the same period of the prior year, an overall improvement of $2.2 million.

     We invested $27.3 million during the first nine months of 2003 compared to $12.9 million for the same period of the prior year for investments in subsidiaries and affiliates and capital expenditures. During the first nine months of 2003, we purchased the remaining 48% minority interest of our U.K. distribution company, Intavent Orthofix Ltd. for $20.6 million and an equity interest in Innovative Spinal Technologies (IST) for $1.5 million. In addition, during the first nine months of 2003, we invested $3.6 million in capital expenditures and $1.5 million in the OrthoRx joint venture. See Note 4 "Acquisitions and Investments" of Item 1. "Condensed Financial Statements" for further information of investments made during the period. During the first nine months of 2003, we generated $0.4 million from the sale of marketable securities compared to no comparable activity for the same period in 2002.

     Net cash provided by financing activities was $2.2 million for the first nine months of 2003 compared to a use of $1.7 million in the same period of 2002, respectively. Proceeds of $10.9 million were generated from the issuance of 720,983 shares of our common stock upon the exercise of options and warrants. During the first nine months of 2003, we purchased 157,000 shares of our common stock in the open market for $4.4 million. Our Board of Directors has authorized the purchase of shares of our common stock up to a total of 50% of the number of shares of our common stock issued from the exercise of options. We also repaid $4.4 million of loans and borrowings on a line of credit upon the sale of accounts receivable without recourse in Italy to a third party.

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

Item 4. Controls and Procedures

     As of September 30, 2003, we performed an evaluation under the supervision and with the participation of Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 2. Legal Proceedings

     On August 18, 2003, the Company announced that it settled a two-year-long investigation by the Office of Inspector General of its billings to federal and state health care programs for the off-label use of its FDA approved pulsed electronic magnetic field device. Without admitting any wrong doing, the Company agreed to pay CHAMPUS/Tricare $1.7 million ($1.1 million after-tax) in order to avoid protracted litigation and related legal costs, and placing this government inquiry into our billings to federal programs firmly in the past.

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits

        Exhibit
        Number      Description
        ------      -----------

        31.1*       Statement Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002 of Chief Executive Officer dated November 11, 2003.

        31.2*       Statement Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002 of Chief Financial Officer dated November 11, 2003.

        32.1* Statement Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer dated November 11, 2003.

        32.2* Statement Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer dated November 11, 2003.
        ----------------------------
        *     Filed herewith.


       (b)  Reports on Form 8-K

            On August 19, 2003, the Company filed a current report on Form 8-K (Date of Report: August 18, 2003) reporting under Item 5 that it had settled an investigation by the Office of Inspector General regarding off-label use of its FDA approved pulsed electronic field device, and attaching a press release regarding the same.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORTHOFIX INTERNATIONAL N.V.


Date:  November 12, 2003            By:    /s/ CHARLES W. FEDERICO
                                          -------------------------------------
                                          Name:  Charles W. Federico
                                          Title: Chief Executive Officer
                                                 and President

Date:  November 12, 2003            By:    /s/ THOMAS HEIN
                                          -------------------------------------
                                          Name:  Thomas Hein
                                          Title: Chief Financial Officer