Form 10-K
period 2003-12-31
ORTHOFIX INTERNATIONAL N V
filed 2004-03-12
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

        Netherlands Antilles                               N/A
----------------------------------------    -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)
      7 Abraham de Veerstraat
             Curacao
        Netherlands Antilles                               N/A
----------------------------------------    -----------------------------------
(Address of principal executive offices)                (Zip Code)

                                  599-9-4658525
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.10 par value

                                (Title of Class)
                                _______________

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

The aggregate market value of registrant's common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, as reported by the Nasdaq National Market, was approximately $178.5 million. Shares of common stock held by executive officers and directors and persons who own 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of March 5, 2004, 15,050,342 shares of common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2004 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Orthofix International N.V.


                                Table of Contents

                                                                           Page

PART I........................................................................4

     Item 1.  Business........................................................4
     Item 2.  Properties.....................................................28
     Item 3.  Legal Proceedings..............................................29
     Item 4.  Submission of Matters to a Vote of Security Holders............30
PART II......................................................................31
     Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters..........................................31
     Item 6.  Selected Financial Data........................................33
     Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................34
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....44
     Item 8.  Financial Statements and Supplementary Data....................44
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................44
     Item 9A. Controls and Procedures........................................44
PART III.....................................................................45
     Item 10. Directors and Executive Officers of the Registrant.............45
     Item 11. Executive Compensation.........................................48
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholders..........................48
     Item 13. Certain Relationships and Related Transactions.................48
     Item 14. Principal Accountant Fees and Services.........................48
PART IV......................................................................49
     Item 15. Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K....................................................49

Orthofix International N.V.


                           Forward-Looking Statements

         This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

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

         Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, risks relating to the integration of the businesses of Orthofix and Breg, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy and the other risks described under Item 1 - "Business - Risk Factors" in this Form 10-K.

Orthofix International N.V.


                                     PART I

Item 1.  Business
-----------------

         In this Form 10-K, the terms "we", "us", "our", "Orthofix" and "our company" refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise. For purposes of this Form 10-K, the subsidiaries of a person include all entities that such person controls.

                                    Overview

         We are a diversified orthopedic products company offering a broad line of minimally invasive surgical, as well as non-surgical, products for the spine, reconstruction and trauma market sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include a device for enhancing venous circulation, cold therapy, other pain management products, bone cement and devices for removal of the bone cement used to fix artificial implants, a bone substitute compound and airway management products.

         We have administrative and training facilities in the United States, the United Kingdom and Italy and manufacturing facilities in the United States, the United Kingdom, Italy, Mexico and the Seychelles. We directly distribute our products in the United States, the United Kingdom, Ireland, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico and Brazil. In several of these and other markets, we also distribute our products through independent distributors.

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

Important Events in 2003 and 2004

         On February 16, 2004, the Company acquired 100% of the common stock of a Puerto Rican distribution company, Implantes Y Sistemas Medicos, Inc. (ISMI), for approximately $1.4 million in cash. ISMI distributes Orthofix and other third party products.

         On December 30, 2003, we completed the acquisition of privately held Breg, Inc. (Breg), a designer, manufacturer and distributor of post-operative reconstruction and rehabilitative products to hospitals and orthopedic offices. The purchase price for the acquisition was $150.0 million plus closing adjustments and transaction costs totaling approximately $6.3 million. Financing costs were approximately $3.8 million. The acquisition and related costs were financed with $110.0 million of senior secured bank debt, cash on hand and the issuance of 731,715 shares of Orthofix common stock.

         Breg, based in Vista, California, designs, manufactures and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use, including bracing products, cold therapy products and pain therapy products. Breg generated $61.9 million in net revenues in 2003, approximately 53% of which were attributable to the sale of bracing products, including: (1) functional braces for prevention of ligament injuries, (2) load-shifting braces for osteoarthritic pain management, (3) post-operative braces for protecting surgical repair and

Orthofix International N.V.

(4) foot and ankle supports that provide an alternative to casting. Approximately 30% of Breg's 2003 net revenues came from the sale of cold therapy products used to minimize the pain and swelling following knee, shoulder, elbow and back injuries or surgery. Approximately 9% of Breg's 2003 net revenues came from the sale of pain therapy products used for patient control over post-operative pain management after common sports medicine procedures such as arthroscopy of the knee and shoulder. Breg sells its products through a network of domestic and international independent distributors.

         Concurrently with the closing of the Breg acquisition, Colgate Medical Limited (Colgate), a wholly owned subsidiary of Orthofix, entered into a new senior secured bank facility with a syndicate of financial institutions arranged by Wachovia Securities. The new senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15.0 million. As of March 12, 2004, we had no amounts outstanding under the revolving credit facility. Loans under the new senior secured bank facility bear interest at a rate per annum equal to LIBOR or prime rate, plus a margin that is adjusted quarterly based on Colgate's leverage ratio. As of March 12, 2004, the interest rate on the term loan was set at LIBOR plus 2.75%, or 3.91% per annum.

         Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledge of their respective assets. Certain of Orthofix's other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis. The credit agreement relating to the senior secured bank facility contains certain negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers or sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate, and a leverage ratio applicable to Orthofix. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         On September 2, 2003, we announced that we had submitted to the FDA, as part of our Pre-Market Approval (PMA) application, the final results of a clinical trial for the Cervical-Stim(R) bone growth stimulator. The prospective, randomized, multi-center clinical investigation, led by Kevin Foley, M.D., of the University of Tennessee, enrolled a total of 323 patients and concluded in January 2003. The objective of this clinical study was to demonstrate safety and efficacy of the Cervical-Stim(R) device in high-risk subjects who had undergone cervical fusion for degenerative conditions. We believe that the results of the study show that there is a "statistically significant positive effect" in the patients who receive cervical stimulation via our pulsed electromagnetic field
(PEMF)-based bone growth stimulator, Cervical-Stim(R).

         On August 18, 2003, we announced the settlement of a two-year-long federal investigation by the Office of Inspector General of our billings to federal and state healthcare programs for the off-label use of our FDA-approved pulsed electronic magnetic field device. Without admitting any wrongdoing, we agreed to pay approximately $1.7 million to Tri Care (formerly CHAMPUS) to settle allegations involving payments to us for bone growth stimulators prescribed by physicians for patients undergoing surgery on the cervical spine. We recorded the settlement charge with an after-tax effect of approximately $1.1 million or $.07 per share, in the third quarter of 2003. The Department of Justice also closed a related concurrent investigation of our billings to other federal healthcare programs, including Medicare and Medicaid, without taking further action.

         On June 30, 2003, we announced that Ferrer, Freeman and Company, a Greenwich, Connecticut based venture capital firm, had purchased 100% of HealthSouth's shares in the OrthoRx joint venture. As a result, Ferrer, Freeman and Company is now our partner in the OrthoRx joint venture, which was established in 2001 to serve the fragmented and underserved orthopedic DME (Durable Medical Equipment) market.

         Effective April 2, 2003, our two Italian subsidiaries, DMO S.r.l. and Orthofix S.r.l, merged into one entity, with Orthofix S.r.l being the surviving entity.

         In January 2003, we announced that we had purchased an equity interest in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products. The investment of $1.5 million provides Orthofix with the ability to participate in spine product research and development efforts with IST.

Orthofix International N.V.

This collaboration has already assisted us to create the next generation of dynamic bracing: Dynamic Adjustable Spine Stabilization (DASS), which will address the need for controlled bracing of post-surgical rehabilitation patients.

         Effective on January 14, 2003, we completed a Share Purchase Agreement to acquire the remaining 48% minority interest in our United Kingdom distribution company, Intavent Orthofix Limited (IOL). We purchased the 48% interest from Intavent Limited (Intavent) for a cash purchase price of $20.6 million, including transaction costs. IOL distributes Orthofix products, airway management products and other orthopedic products. Concurrent with the completion of the Share Purchase Agreement, we completed a Distribution Agreement with Intavent and a Guarantee Agreement with LMA International S.A.
(LMA) to assure the supply of Laryngeal Mask products in the United Kingdom, Ireland and Channel Islands for an initial period of seven years. Mr. Robert Gaines-Cooper, Chairman of Orthofix, is a settlor of a trust, which owns a 30% interest in Intavent and a 40% interest in LMA. IOL has been, and will continue to be, a consolidated subsidiary of Orthofix.

         On January 7, 2003, we announced that we had entered into an exclusive distribution agreement with Efratgo Limited to market the Gotfried Percutaneous Compression Plating (PC.C.P) System, a minimally invasive method of fracture stabilization and fixation for hip-fracture surgery developed by Y. Gotfried, M.D. Under this agreement, we paid $1.0 million for the worldwide rights to market this product for four years. In addition, we will pay a royalty of up to $5.0 million based on future sales. We have the right to acquire all patents pertaining to this system for $5.0 million. The royalty fee paid by us during the four-year licensing period will be applied against the purchase price of the patents. The major benefits of this new approach to hip-fracture surgery include
(1) a significant reduction of complications due to a less traumatic operative procedure; (2) reduced blood loss and less pain (important benefits for the typically fragile and usually elderly patient population who often have other medical problems); and (3) faster recovery, with patients often being able to bear weight a few days after the operation, and improved post-operative results.

Business Strategy

         Our business strategy is to offer innovative, cost-effective orthopedic products to the spine, reconstruction and trauma market sectors that are minimally invasive and that reduce patient suffering and healthcare costs. We intend to continue to expand applications for our products by utilizing synergies among our core technologies, including those acquired from the Breg acquisition. We expect to expand our product offerings through business or product acquisition and licensing agreements, as well as through our own product development efforts. We will leverage our sales and distribution network by selling our products in all markets that are available to them. We will continue to enhance physician relationships through extensive education efforts and strengthen contracting and reimbursement relationships through our dedicated sales and administration staff.

Products

         We have two reportable geographic markets (1) the Americas, which includes our Orthofix Inc. and Breg operations in the United States, as well as Mexico and Brazil, and (2) International, which includes our direct and distributor operations in the rest of the world. Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are made into three market sectors, Spine (39%), Reconstruction (25%) and Trauma (26%), which together accounted for 90% of our total net sales in 2003. Sales of non-orthopedic products, including airway management, woman's care and other products, accounted for 10% of our total net sales in 2003.

Orthofix International N.V.


     The following table identifies our principal products by trade name and describes their primary applications:

    Product                  Primary Application
    -------                  -------------------

    Orthopedic Products

    Spine

    Spinal-Stim              PEMF non-invasive spinal bone growth stimulation

    Orthotrac                Pneumatic vest used to reduce pressure on the spine

    EZ Brace                 Rigid external brace for spine stabilization

    Reconstruction

    ExFix External fixation, including the Sheffield Ring, OASIS and limb-lengthening systems

    A-V Impulse System       Enhancement of venous circulation, principally used
                             after orthopedic procedures

    Cemex                    Bone cement

    ISKD                     Internal limb-lengthening device

    OSCAR                    Ultrasonic bone cement removal

    BoneSource               Bone substitute material

    Breg Bracing (1)         Bracing products which provide support and
                             protection of limbs and extremities

    Polar Care (1)           Cold therapy products to reduce swelling and
                             accelerate the rehabilitation process

    Pain Care (1)            Pain therapy products that provide continuous
                             infusion of local anesthetic into surgical site post-surgery

    Trauma

    ExFix External and internal fixation, including DAF, ProCallus, Xcaliber and nailing systems

    Physio-Stim              PEMF non-invasive bone growth stimulation

    PC.C.P Percutaneous compression plating system for hip fracture

    Non-Orthopedic Products
    -----------------------

    Laryngeal Mask           Maintenance of airway during anesthesia

    Other Several non-orthopedic products for which various Orthofix subsidiaries hold distribution rights

(1) Acquired through the acquisition of Breg on December 30, 2003.

         We have proprietary rights over all of the above products with the exception of the Laryngeal Mask, Cemex, ISKD and PC.C.P. We have the exclusive distribution rights for the Laryngeal Mask and Cemex in Italy, for the Laryngeal Mask in the United Kingdom and Ireland and for the ISKD and PC.C.P systems worldwide.

         We have trademarked the following products and services: Orthofix(R), ProCallus(R), Orthotrac(TM), XCaliber(TM), OASIS(TM), EZBrace(TM), Spinal-Stim(R), Physio-Stim(R), Breg(R), Polar Care(R), and Pain Care(R).

Orthofix International N.V.


Net Sales

         The following tables display the net sales by geographic destination and net sales by geographic origination, net of intercompany eliminations, for each of our geographic markets and by each of our Market Sectors for the three most recent fiscal years ended December 31, 2003. We provide net sales by geographic destination and by market sector for information purposes only. We maintain our books and records by geographic origination.

         Geographic Destination:

                                                       Year ended December 31,
                                                          (In US$ thousands)
                               2003                             2002                             2001
                       -----------------------------   -----------------------------    -----------------------------
                                     Percent of                     Percent of Total                Percent of Total
                       Net Sales   Total Net Sales     Net Sales        Net Sales       Net Sales       Net Sales
                       ---------   ---------------     ---------    ----------------    ---------   ----------------
Americas                $137,861          68%          $122,911              69%        $113,034           70%
International             65,846          32%            54,684              31%          49,326           30%
                       ---------   ---------------     ---------    ----------------    ---------   ----------------
Total                   $203,707         100%          $177,595             100%        $162,360          100%
                       =========   ===============     =========    ================    =========   ================



         Geographic Origination:


                                                       Year ended December 31,
                                                          (In US$ thousands)
                               2003                             2002                             2001
                       -----------------------------   -----------------------------    -----------------------------
                                     Percent of                     Percent of Total                Percent of Total
                       Net Sales   Total Net Sales     Net Sales        Net Sales       Net Sales       Net Sales
                       ---------   ---------------     ---------    ----------------    ---------   ----------------
Americas               $116,848            57%         $102,850            58%           $93,995           58%
International            86,859            43%           74,745            42%            68,365           42%
                       ---------   ---------------     ---------    ----------------    ---------   ----------------
Total                  $203,707           100%         $177,595           100%          $162,360          100%
                       ========    ===============     =========    ================    ========    ================


         Market Sector:

                                                       Year ended December 31,
                                                          (In US$ thousands)
                               2003                             2002                             2001
                       -----------------------------   -----------------------------    -----------------------------
                                     Percent of                     Percent of Total                Percent of Total
                       Net Sales   Total Net Sales     Net Sales        Net Sales       Net Sales       Net Sales
                       ---------   ---------------     ---------    ----------------    ---------   ----------------
Orthopedic
  Spine                $ 79,552          39%           $ 69,613            39%           $ 63,575         39%
  Reconstruction         51,183          25%             43,838            25%             39,752         24%
  Trauma                 53,706          26%             46,551            26%             42,608         26%
                       ---------   ---------------     ---------    ----------------    ---------   ----------------
Total Orthopedic        184,441          90%            160,002            90%            145,935         89%

Non-Orthopedic           19,266          10%             17,593            10%             16,425         11%
                       ---------   ---------------     ---------    ----------------    ---------   ----------------
Total                  $203,707         100%           $177,595           100%           $162,360        100%
                       ========    ===============     =========    ================    =========   ================


         Prior to completion of the Breg acquisition on December 30, 2003, we provided for information purposes our net sales by Product Groups. We believe that it is more meaningful to investors to classify net sales from our products based on the Market Sector that those products are sold into. We have therefore classified 2003 net sales by Market Sector and restated corresponding net sales from earlier periods by Market Sector. The "Product" table on page 7 identifies the Market Sector into which each of our products has been classified.

Orthofix International N.V.

         Additional financial information regarding our geographic markets can be found in Note 12 to the Consolidated Financial Statements.

Orthopedic Products

         Orthopedic product sales represented 90% of our total net sales in 2003.

         Our orthopedic product sales cover three Market Sectors: Spine, Reconstruction and Trauma.

Spine

         Spine product sales represented 39% of our total net sales in 2003.

         We believe that back pain is a common health problem for many patients throughout the world, which often requires surgical or non-surgical intervention for improvement. Back problems are usually of a degenerative nature and are more prevalent among the older population. As the population ages, we believe physicians will see an increasing number of patients with degenerative changes who wish to have a better quality of life in their senior years than that experienced by previous generations. Treatment options for spine disorders are expected to expand dramatically to fill the existing gap between conservative pain management and invasive surgery, such as spine fusion.

         Our spine products are positioned to address the needs of spine patients at any point within the care cycle, offering non-operative, pre-operative and post-operative treatments. According to Frost & Sullivan, a market research firm, the market size for spine products is currently estimated at $2.4 billion, with a compounded annual growth rate expected to exceed 23% through the year 2010.

Spinal-Stim

         The Spinal-Stim Bone Growth Stimulator (Spinal-Stim) is designed to enhance the success rate of spinal fusions by stimulating the body's own natural healing mechanism. This portable device is intended to be used as part of a post-surgery home treatment program prescribed by a physician.

         Spinal-Stim was the first non-invasive spinal fusion stimulator system commercially available in the United States. Spinal-Stim is designed for treatment of the lower thoracic and lumbar regions of the spine. Some spine fusion patients are at greater risk than most patients with non-healing fractures due to risk factors such as smoking, obesity or multiple levels of spine fusion. For these patients, bone growth stimulation using Spinal-Stim Lite, the second generation of the Spinal-Stim product line, has been shown to increase the probability of fusion, without the need for additional surgery. More than 120,000 patients have been treated using Spinal-Stim since the product was introduced in 1990. The device uses proprietary technology to generate a pulsed electromagnetic field (PEMF) signal from a 9-volt battery. Our FDA approval to market Spinal-Stim commercially is for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery. The recommended minimum daily treatment time for Spinal-Stim is two hours. The attending medical staff can instruct the patient regarding operation of the product and the appropriate duration of daily treatments. The overall length of treatment is determined by the prescribing physician, but we would expect it to be between three and nine months in duration.

         Our stimulation products use a pulsating electric current to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. These products generate a low level of PEMF signals that induce low pulsating current flow into the living tissues and cells exposed to the energy field of the products. This pulsating current flow is believed to change enzyme activities, induce mineralization, enhance vascular penetration and result in a process resembling normal bone growth at the spinal fusion site. In addition to the direct sales of this product by our sales force, the Spinal-Stim Lite is also distributed in the United States by Medtronic Sofamor Danek Group.

         We operate limited guarantee programs for Spinal-Stim to heighten awareness of the healing enhancement properties of PEMF technology. These programs provide, in general, for reimbursement of the full price of the device if radiographic evidence indicates that healing is not occurring at the fusion site when the device is used in

Orthofix International N.V.

accordance with the prescribed treatment protocol. Over the multi-year history of these programs, we have received few claims for reimbursement for which we carry a nominal financial reserve.

         We have submitted to the FDA, as part of our PMA application, the final results of a clinical trial for a new product, the Cervical-Stim(R) bone growth stimulator. The objective of this clinical study was to demonstrate the safety and efficacy of the Cervical-Stim(R) device in high-risk patients who had undergone cervical spine fusion for degenerative conditions. Without a bone growth stimulator, the failure rate of cervical fusions can be significant. Pulsed electromagnetic field stimulation enhances bone healing in the cervical spine. Application of PEMF stimulation is believed to activate the body's natural repair mechanism, which is absent or not fully functional in certain patients, and enhances bony fusion for successful outcomes.

Orthotrac

         The Orthotrac pneumatic vest is the first clinically validated, non-operative treatment device that delivers external, self-administered spinal "unloading", or upper body weight transfer, resulting in reduced pressure on the lumbar spine. The Orthotrac pneumatic vest uses patented, pneumatic lifts that decompress lumbar discs and associated soft tissue structures, and can significantly improve the quality of life for patients with lower back pain. Since patients remain mobile and ambulatory during their use of the Orthotrac pneumatic vest, they may participate more actively in daily activities, physical therapy and return-to-work programs or prescribed exercise routines.

         The Orthotrac pneumatic vest is designed for a patient who is not responding to conservative care, who is not presently an appropriate surgical candidate and who has a consistent history of worsening back pain symptoms.

EZ Brace

         We manufacture the EZ Brace spine brace for patients, either post-operative or non-operative, who require rigid external support for spine stabilization. The product is designed to be a comfortable, easy on off, external bracing system. EZ Brace is available for mid-and low-back applications.

Reconstruction

         Reconstruction products represented 25% of our total net sales in 2003.

         We offer a comprehensive solution package to the highly specialized limb reconstruction market for correction of deformed limbs, such as length discrepancies or angular deformities. We believe that our products enable a much simpler product application and superior performance over alternatives to correct lower limb deformities. In addition, we introduced in 2002 an internal lengthening system called the ISKD(TM) which is used when patient's limbs are unequal in length. The ISKD(TM) is implanted using a minimally invasive technique and lengthens internally.

         Our non-invasive vascular therapy products, primarily used on patients following orthopedic joint replacement procedures, are designed to reduce dangerous deep vein thrombosis and post-surgery pain and swelling by improving venous blood return and improving arterial blood flow. For patients who cannot walk or are immobilized, these products simulate the effect that would occur naturally during normal walking or hand flexion with a mechanical method and without the side effects and complications of pharmacologics.

         As a result of our recent acquisition of Breg, we now have a more well-rounded and complete product line offering within the reconstruction market. A leading manufacturer of orthopedic bracing and cold therapy products, Breg possesses strong brand recognition and a high quality reputation. Functional bracing, load shifting and post-surgery bracing are used for the protection of surgical repair and promotion of faster healing. Additionally, we believe that cold therapy and pain therapy products are emerging as a standard of care with physicians and hospitals.

         According to Frost & Sullivan, the market size for reconstruction products is currently estimated to be $6.2 billion with a compounded annual growth rate of 9% through 2005.

Orthofix International N.V.

ExFix

         In addition to the treatment of bone fractures, we manufacture and distribute external fixators that are used to treat congenital bone deformities, such as limb length discrepancies, or deformities that result from previous trauma. To serve the highly specialized limb reconstruction market, we developed the Sheffield fixator. A Sheffield fixator is radiolucent and uses fewer components than other products for limb reconstruction. In addition, a Sheffield fixator is more stable and stronger than most competing products - two critical concerns for a long-term limb reconstruction treatment. We believe other advantages of a Sheffield fixator over competing products include the rapid assembly, ease of use and the numerous possibilities for customization for each individual patient.

         The Osteoarthritis Surgical Intervention System, or the OASIS, is designed for younger patients suffering from the degeneration of the cartilage and bone of the knee. The OASIS is a minimally invasive system that allows gradual post-operative adjustment of the affected limb and also helps unload the damaged cartilage.

A-V Impulse System

         We manufacture and distribute the A-V Impulse System line of foot and hand pumps, a non-invasive method of reducing post-operative pain and swelling and deep vein thrombosis, or the formation or presence of a blood clot. The A-V Impulse System consists of an electronic controller attached to a special inflatable slipper or glove, or to an inflatable bladder within a cast, which promotes the return of blood to the veins and the inflow of blood to arteries in the patient's arms and legs. The device operates by intermittently impulsing veins in the foot or hand, as would occur naturally during normal walking or hand clenching. Conventionally, in order to reduce the incidence of deep vein thrombosis, heparin or related pharmacological products have been administered during and after operations. The A-V Impulse System has been demonstrated to give prophylactic benefits that are comparable to the forms of pharmacological treatment but without their adverse side effects, the most serious of which typically is bleeding. We believe that approximately 85% of the net sales of the A-V Impulse System are for orthopedic applications, most notably to prevent deep vein thrombosis following large joint surgeries such as hip or knee replacements. We believe the remaining net sales of the A-V Impulse System are to address various venous or circulatory problems of patients. The A-V Impulse System is distributed in the United States by Kendall Healthcare Products. Outside the United States, the A-V Impulse System is sold directly by our distribution subsidiaries in the United Kingdom, Italy and Germany and through selected distributors in the rest of the world.

Cemex

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

Orthofix International N.V.

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

BoneSource

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

         BoneSource received 510(k) clearance from the FDA for repair of certain cranial defects in July 1997. It has also obtained a CE mark, required for a product to be sold or distributed in the European Union, for certain cranial symptoms and for use as a bone void filler in certain non-weight bearing orthopedic symptoms. We have licensed exclusive worldwide marketing rights for BoneSource to Stryker Corporation, which currently sells the product both in the United States and Europe.

         On April 22, 1998, we entered into agreements with Stryker Corporation under which Stryker has the right to develop, manufacture, market and pursue regulatory approvals for BoneSource for additional orthopedic applications. From the date of the agreements through February 17, 2003, we supplied BoneSource to Stryker. Stryker currently manufactures BoneSource and pays Orthofix a royalty on sales of the product.

Breg

         On December 30, 2003, we completed the acquisition of Breg, which we believe is a market leader in the sale of orthopedic post-operative reconstruction and rehabilitative products to hospitals and orthopedic offices. We have categorized all of Breg's products as Reconstructive products. Breg's products are grouped into three product categories: Breg Bracing, Polar Care and Pain Care.

         Breg Bracing

         We design, manufacture and market a broad range of rigid knee bracing products, including ligament braces, post-operative braces and osteoarthritic braces. The rigid knee brace products are either customized braces or standard adjustable off-the-shelf braces. Breg braces are endorsed by the Professional Football Athletic Trainers Society.

         Ligament braces provide durable support for moderate to severe knee ligament instabilities to help patients regain range of motion capability so that patients may successfully complete rehabilitation and resume their daily activities. The product line includes premium-customized braces generally designed for strenuous athletic activity and off-the-shelf braces designed for use in less rigorous activity. These dual-function custom-fabricated braces address both ligamentous instability and/or unicompartmental osteoarthritis as well as patellofemoral pain with or without instability or maltracking of the patella. We market the ligament product line under the X2 K name.

         Post-operative braces limit a patient's range of motion after knee surgery and protect the repaired ligaments and/or joints from stress and strain. These braces promote a faster and healthier healing process. The products within this line provide both immobilization and/or a protected range of motion. The Breg post-op family of braces, featuring the Quick-Set hinge, offers complete range of motion control for both flexion and extension, along with a simple-to-use drop lock mechanism to lock the patient in full extension. The release lock mechanism allows for easy conversion to full range of motion. The straps integrated through hinge bars offer greater support and stability. This hinge bar can be "broken down" for use during later stages of rehabilitation.

Orthofix International N.V.

         Osteoarthritic braces are used to treat patients suffering from osteoarthritis. Osteoarthritis (OA) is a form of damage to, or degeneration of, the articular surface of a joint. This line of customized and off-the-shelf braces is designed to shift the load going through the knee, providing additional stability and reducing pain. In some cases, this type of brace may serve as a cost-efficient alternative to total knee replacement. Breg recently introduced the CounterForce Plus, our newest bracing technology for patients suffering from OA. These braces address not only the pain associated with unicompartmental osteoarthritis but also the stability needs of the patient. The braces are based on a functional knee brace design that controls both anterior/posterior and varus/valgus instabilities.

         Polar Care

         We manufacture, market and sell the leading cold therapy product line, Polar Care. Breg created the market for cold therapy products in 1991 when it introduced the Polar Care 500, a cold therapy device used to reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process. Today, we believe that cold therapy is emerging as a standard of care with physicians despite limited reimbursement.

         The Polar Care product uses a circulation system to provide constant fluid flow rates, thereby minimizing temperature fluctuations which can reduce device effectiveness and create the potential for tissue or nerve damage. The products consist of a cooler filled with ice and cold water that continuously provides cold therapy for the relief of pain. Breg's cold therapy line consists of the Polar Care 500, Polar Care 300, Polar Cub and cold gel packs.

         Pain Care

         We manufacture, market and sell a leading line of pain therapy products, Pain Care. This product line includes the Pain Care 3200 and 4200 lines of disposable, pain management infusion pumps. These pain management and relief systems provide a continuous infusion of local anesthetic dispensed directly into the surgical site following a surgical procedure. The Pain Care family provides controlled infusions of a local anesthetic to alleviate and moderate severe pain experienced following surgery. We believe we maintain a leading position in this fast growing market

         Additionally, Breg offers a line of continuous passive motion (CPM) and home therapy products to accommodate post-surgical ambulation and recovery from shoulder, knee and ankle injuries.

Trauma

         Trauma products represented 26% of our total net sales in 2003.

         Our trauma products are designed to be minimally invasive and are based on a philosophy of treatment that focuses not only on the broken bone but also considers the long-term preservation of function and quality of life for the patient. Our method for fracture reduction protects and preserves proper anatomy and limb alignment, allowing patients to function naturally and bear weight at the fracture site very early in the healing cycle, which we believe are important considerations for a positive outcome.

         We believe our trauma products will assist in improving hospitals' efficiency as the trauma market grows. Knowledge Enterprises 2003, an independent market research firm, estimates that the size of the trauma market will be $1.6 billion by 2005 and that the market is currently growing 7-8% per year.

ExFix

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

Orthofix International N.V.

         In most fracture cases, physicians use casting, the simplest available non-surgical procedure. We believe, however, that approximately 15-20% of all fractures require surgical intervention. We initially focused on the production of external fixation devices for management of fractures that require surgery. External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body. Our fixation devices use screws that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally. The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, are locked in place for stabilization. Unlike other treatments for fractures, external fixation allows micromovement at the fracture site, which is beneficial to the formation of new bone. We believe that it is among the most minimally invasive and least complex surgical options for fracture management. We market our external fixation devices in over 70 countries.

         In 2001, we introduced XCaliber fixators, a new generation alternative to our previous external fixators. The XCaliber fixators are made from a lightweight radiolucent material and are provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures. The radiolucency of XCaliber fixators allows X-rays to pass through the device and provides the surgeon with significantly improved X-ray visualization of the fracture and alignment. In addition, these three configurations cover a broad range of fractures with very little inventory. The XCaliber fixators are provided pre-assembled in sterile kit packaging to decrease time in the operating room.

         In situations that require rapid yet solid stabilization of complex fractures, we have introduced the Pre-Fix(TM) temporary fixator, which offers a simpler application technique that is sometimes required in trauma treatments.

         We have designed several other additions to our external fixation product line to address specific types of fractures. These products include:

o fixation devices for pelvic fractures that permit quicker application in the emergency room;

o an elbow fixator that permits early mobilization of the elbow joint while fixing the fracture itself; and

o a radiolucent wrist fixator developed to facilitate easy application, especially for use in the emergency room. This fixator is provided in sterile-kit packages with all of the instruments for surgical use.

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

Orthofix International N.V.

         advantages such as patented thread designs for better adherence in hard and soft bone. We believe we have a full line of bone screws to meet the demands of the market.

Physio-Stim

         A bone's regenerative power results in most fractures healing naturally within a few months. In certain situations, however, fractures do not heal or heal slowly, resulting in non-unions. Traditionally, orthopedists have treated such fracture conditions surgically, often by means of a bone graft with fracture fixation devices, such as bone plates, screws or intramedullary rods. These are examples of "invasive" treatments. In the 1950s, scientists discovered that, when human bone is broken, it generates an electrical field. This low-level electrical field activates the body's internal repair mechanism, which in turn stimulates bone healing. In some patients, this healing process is impaired or absent and the fracture fragments may not mend properly, resulting in a non-union. Orthofix's patented bone growth stimulators use a low level of pulsed electromagnetic field, or PEMF, signals to activate the body's natural healing processes and have proven successful in treating fracture non-unions. The stimulation products that we currently market apply bone growth stimulation without implantation or other surgical procedures.

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

         In some patients, such as patients who smoke, the fracture healing process is impaired or absent and the fracture fragments may not mend properly, resulting in a non-union. We manufacture our second generation of the Physio-Stim product line, the Physio-Stim Lite, a bone growth stimulation device which has proved to be successful in treating many fracture non-unions. Our patient data shows that 8 out of 10 patients with fracture non-unions that use Physio-Stim Lite are healed by our product without additional invasive surgical treatment. The systems offer portability, long-term battery operation, integrated component design, patient monitoring capabilities and the ability to cover a large treatment area without factory calibration for specific patient application. More than 88,000 patients have been treated using Physio-Stim since the product was introduced in 1986. Physio-Stim uses a proprietary technology to generate a PEMF signal from a 9-volt battery, thus eliminating the need for rechargeable battery packs and chargers. The result is a self-contained, very light and ergonomic device with a three hour per day wear time that we believe makes the unit significantly easier and more comfortable to use than competing products. The comprehensive Physio-Stim Lite product line treats all the small and long bones, with a current redesign for the treatment of the pelvis. Physio-Stim also features a compliance monitoring system that provides hard copy printouts of patient files.

         We operate limited guarantee programs for Physio-Stim to heighten awareness of the healing enhancement properties of PEMF technology. This program provides, in general, for reimbursement for the full price of the device if radiographic evidence indicates that healing is not occurring at the fracture site when the device is used in accordance with the prescribed treatment protocol. Over the multi-year history of this program, we have received few claims for reimbursement, for which we carry a nominal financial reserve.

PC.C.P (Gotfried Percutaneous Compression Plating System)

         The Gotfried Percutaneous Compression Plating, or PC.C.P, System is a minimally invasive method of fracture stabilization and fixation for hip-fracture surgery developed by Y. Gotfried, M.D. Under our exclusive distribution agreement with Efratgo Limited to market the PC.C.P System, we have the right to license the product worldwide, and the option to purchase the technology.

         There is growing concern about the mortality and complications associated with hip fractures and their cost to society. Recently published papers detailing clinical results using currently available systems indicate that only 40% of patients regain their pre-operative mobility. In contrast, the PC.C.P System has been shown to increase this percentage to 83% in a clinical study of 118 patients ranging in age from 58-98 years whose hip-fracture surgery utilized the PC.C.P System.

Orthofix International N.V.

         Traditional hip-fracture surgery can require a 5-inch-long incision down the thigh, but the new PC.C.P System involves two smaller incisions, each less than one inch long. The PC.C.P System then allows a surgeon to work around most muscles and tendons rather than cutting through them. Major benefits of this new approach to hip-fracture surgery include (1) a significant reduction of complications due to a less traumatic operative procedure; (2) reduced blood loss and less pain (important benefits for the typically fragile and usually elderly patient population, who often have other medical problems); and (3) faster recovery, with patients often being able to bear weight a few days after the operation, and improved post-operative results.

Non-Orthopedic Products

         Non-orthopedic product sales represented 10% of our total net sales in 2003.

Laryngeal Mask

         The Laryngeal Mask, a product of The Laryngeal Mask Company, is an anesthesia medical device used for establishing and maintaining the patient's airway during an operation. We have exclusive distribution rights for the Laryngeal Mask in the United Kingdom, Ireland and Italy.

Other

         We hold distribution rights for several other non-orthopedic products including Mentor breast implants in Brazil and women's care products in the United Kingdom.

Joint Venture

OrthoRx

         In 2000, we commenced operation of OrthoRx, a full service durable medical equipment distribution and billing business. OrthoRx provides to patients orthopedic durable medical equipment products built around physician protocols that specify the treatment and product required for each patient. The business is vendor-neutral, which means that the product requested by the physician is the exact product given to the patient. OrthoRx arranges supply agreements for the products specified by the referring physicians.

         On January 10, 2002, we established a joint venture, OrthoRx, Inc. (OrthoRx). The OrthoRx joint venture is headquartered in Plano, Texas, where the business processes insurance authorizations, maintains inventory levels, and processes product billing and collections, which is intended to allow individual OrthoRx service centers to focus on patient interaction and physician follow-up. The prototype for the joint venture has been operating in St. Louis, Missouri since November 2000. Initial plans identified 40 potential markets for OrthoRx service centers. Prior to the formation of the joint venture, the operations of OrthoRx were included in our financial statements. Sales from the OrthoRx business were approximately $2.0 million in 2001, $3.1 million in 2002 and $6.8 million in 2003. We initially invested $3.0 million for a 45% share of the joint venture through a combination of $2.0 million in cash and $1.0 million in contributed assets. In November 2002 and in 2003, we invested an additional $1.0 million and $1.5 million, respectively, in cash, raising our total investment in the joint venture to $5.5 million and our ownership stake to 47%. Our current partner in the joint venture is Ferrer, Freedman, & Co., a Greenwich, Connecticut based venture capital firm, which purchased 100% of HealthSouth's shares in the OrthoRx joint venture in June 2003.

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

Orthofix International N.V.

         Our research and development departments are responsible for new product development and regularly consult with a group of internal and designated external experts. The expert group advises these departments on the long-term scientific planning of research and development and also evaluates our research programs. Our primary research and development facilities are located in Verona, Italy; McKinney, Texas; Winston-Salem, North Carolina; Vista, California; and Andover, United Kingdom.

         In 2003, 2002 and 2001, we spent $8.1 million, $7.5 million and $7.0 million, respectively, on research and development.

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

         In January 2003, we announced that we had purchased an equity interest in IST, a start-up company focused on commercializing spinal products. The investment of $1.5 million provides us with the ability to participate in spine product research and development efforts with IST. This collaboration has already assisted us to create the next generation of dynamic bracing: Dynamic Adjustable Spine Stabilization (DASS), which will address the need of controlled bracing for post-surgical rehabilitation patients.

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

         We also license certain of our products to others. Pursuant to our license agreement with Stryker for BoneSource, we manufactured and sold BoneSource to Stryker through February 17, 2003 and received a royalty based on Stryker's revenues from BoneSource sales. In 2003, Stryker began manufacturing of BoneSource and continues to pay us a royalty based on sales of the product.

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

Orthofix International N.V.

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

         We devote significant time, effort and expense to addressing government and regulatory requirements applicable to our business. We believe our operations are in material compliance with applicable law. Our profitability depends in part upon our ability and our distributors' ability to obtain and maintain all necessary certificates, permits, approvals and clearances from U.S. and foreign regulatory authorities and to operate in compliance with applicable regulations.

Sales, Marketing And Distribution

General Trends

         We believe that demographic trends, principally in the form of a better informed, more active and aging population in the major healthcare markets of the United States, Western Europe and Japan, and our focus on innovative, minimally invasive products will continue to have a positive effect on the demand for our products.

Primary Markets

         In 2003, the Americas, including its principal market, the United States, accounted for 57% of total net sales by geographic origination. After the acquisition of Breg, we now have approximately 330 direct and distributor sales representatives dedicated to the domestic market and 150 direct and distributor sales representatives focused on foreign markets.

Orthofix International N.V.

         In 2003, International accounted for 43% of total net sales by geographic origination with 19% derived from the United Kingdom and 8% derived from Italy. Other than Kendall Healthcare Products, no single international customer accounted for greater than 2% of total net sales.

          We have non-exclusive distribution agreements for the Spinal-Stim Lite with Medtronic Sofamor Danek Group and for the Physio-Stim Lite with Royce Medical Company. The A-V Impulse System is distributed in the United States under an exclusive, long-term distribution agreement with Kendall Healthcare Products. Kendall Healthcare Products accounted for approximately 10% of our total net sales in 2003, while sales through Medtronic Sofamor Danek accounted for approximately 9% of total net sales. Sales to all other customers were broadly distributed.

         Our products sold in the United States are either prescribed by medical professionals for the care of their patients or sold to hospitals, independent distributors or other healthcare providers, all of whom may be primarily reimbursed for the healthcare products provided to patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Our products are also sold in many other countries, such as the United Kingdom and Italy, to publicly funded healthcare systems.

Sales Force and Distribution Network

         We have established a broad distribution network within the United States and across 86 countries via direct representatives and distributors. This established distribution network provides us with a strong platform to introduce new products and expand sales of existing products. We distribute our product lines through approximately 230 direct sales representatives, including 170 field sales representatives in the United States. These sales representatives undergo extensive training and develop the necessary technical expertise to sell our products to orthopedic physicians and surgeons, orthopedic shops, hospitals, surgery centers and others.

         By acquiring Breg, we added approximately 46 domestic relationships, most with independent distributors. These relationships sell primarily to surgery centers and office environments, which represent new distribution channels for Orthofix. These clients are served by approximately 160 sales representatives.

         Outside the United States, we employ approximately 60 direct sales representatives throughout our international sales subsidiaries. We also utilize 50 independent distributors in over 70 countries in Europe, the Far East, the Middle East and Central and South America. In order to provide support to our independent distributor network, we have a sales service group consisting of seven sales and marketing specialists who regularly visit the independent distributors.

         As a result of the Breg transaction, we added Breg's existing 50 international distributor relationships to our own. These Breg relationships are served by approximately 90 international sales representatives.

Marketing

         Until 2000, we primarily sold orthopedic devices outside the United States and focused our stimulation products sales efforts in the United States. However, since 2000, we have expanded our offerings of orthopedic devices in the United States and have since begun to market the Spinal-Stim and Physio-Stim lines in Europe and Mexico. To facilitate distribution of stimulation products in the European Union, we obtained a CE mark for our stimulation products in December 1998.

         In general, we seek to market our products principally to medical professionals who are the decision makers in their patient's treatment. This focus is designed to complement our product development and marketing strategy, which seeks to encourage and maintain interactive relationships with the leading orthopedic, trauma and other surgeons. These relationships facilitate the introduction of design improvements and create innovative products that meet the needs of surgeons and patients, thereby expanding the market for our products.

         We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical

Orthofix International N.V.

procedures, for our sales force and distributors in a variety of languages in printed, video and multimedia formats. To provide additional advanced training for surgeons, we organize monthly multilingual teaching seminars at our facility in Verona, Italy. The Verona seminars, which in 2003 were attended by over 880 surgeons from around the world, include a variety of lectures from specialists as well as demonstrations and hands-on workshops. We also provide sales training at our training centers in Winston-Salem, North Carolina and McKinney, Texas and at our recently acquired Breg training center in Vista, California. Additionally, each year many of our sales representatives and distributors independently conduct basic courses for surgeons in the application of certain of our products.

Competition

     For external and internal fixation devices, our principal competitors include Synthes AG, Zimmer, Inc., Stryker Corp., Smith & Nephew plc and EBI Medical Systems, a subsidiary of Biomet, Inc. OSCAR and BoneSource compete principally with products produced by Biomet, Inc. and Norian Corporation, respectively. Our stimulation products compete principally with similar products marketed by EBI Medical Systems, dj Orthopedics, Inc., and Exogen, Inc., a subsidiary of Smith & Nephew plc. The principal non-pharmacological products competing with our A-V Impulse System are manufactured by Huntleigh Technology PLC and Kinetic Concepts Inc. We have filed an action against Kinetic Concepts Inc. for patent infringement. For a description of the litigation, see Item 3 - "Legal Proceedings."

     The principal competitors for the newly acquired Breg bracing and cold therapy products include dj Orthopedics, Inc., Aircast Inc., EBI Medical Systems and various smaller private companies. For pain therapy products, the principal competitors are I-Flow Corporation, Stryker Corp. and dj Orthopedics, Inc.

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

Manufacturing and Sources of Supply

         We generally design, develop, assemble, test and package all our products, and subcontract the manufacture of a substantial portion of the component parts. Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development and marketing and still maintaining quality assurance standards. In addition to designing, developing, assembling, testing and packaging its products, Breg, our recently acquired subsidiary, also manufactures a substantial portion of the component parts used in its products.

         Although certain of our key raw materials are obtained from a single source, we believe that alternate sources for these materials are available. Adequate raw material inventory supply is maintained to avoid product flow interruptions. We have not experienced difficulty in obtaining the materials necessary to meet our production schedule.

         Our products are currently manufactured and assembled in the United States, Italy, the United Kingdom, Mexico and the Seychelles. We are in the process of transitioning a majority of Breg's manufacturing activities from its Vista, California facility to the Mexicali, Mexico plant. We expect this transition to be completed by the end of 2004. We believe that our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the United States. For a description of the regulations to which we are subject, see Item 1 - "Business - Government Regulation." We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

         Our business is generally not seasonal in nature. However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer. In addition, we do not consider backlog of firm orders to be material.

Orthofix International N.V.


Capital Expenditures

         We had capital expenditures in the amount of $5.2 million, $7.1 million and $6.8 million in 2003, 2002 and 2001, respectively, principally for computer software and hardware, patents and machinery and equipment, including the leasehold improvements for a leased facility in McKinney, Texas in 2001. We currently plan to invest approximately $5.4 million in the Americas, including approximately $1.9 million in Breg, and approximately $3.7 million in International in 2004 for a total of approximately $9.1 million to support the planned expansion of our business. We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

         At December 31, 2003, we had approximately 988 employees worldwide, including employees gained through the acquisition of Breg, of which approximately 752 were employed within the Americas unit and approximately 236 were employed within the International unit. Our relations with our Italian employees, who numbered 61 at December 31, 2003, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe that we have good relations with our employees. Of our approximately 988 employees, 426 were employed in sales and marketing functions, 175 in general and administrative, 315 in production and 72 in research and development.

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

Orthofix International N.V.

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

Orthofix International N.V.

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

         Recent approval and introduction of Bone Morphogenic Proteins (BMPs) by Medtronic Sofamor Danek Group have begun to show some market acceptance as a substitute for autograft bone in spinal fusion surgeries. Our Spinal-Stim product is FDA-approved for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery, most typically for multilevel or high-risk patients. In 2002, Medtronic Sofamor Danek Group conducted clinical studies with BMPs. Participation of physicians in the clinical studies had an adverse impact on our stimulation product sales growth in the second half of 2002. Although product sales growth returned to historic product growth rates in 2003, as physicians participate in further clinical studies with BMPs, it could have a further adverse impact on stimulation product sales. Although BMPs are considered or classified as a bone growth material, they have yet to be clinically proven to be effective in high-risk patients.

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

Orthofix International N.V.

Termination of our existing relationships with our independent distributors could have an adverse effect on our business.

         We sell our products in many countries through independent distributors. Each distributor has the exclusive right to sell our products in its territory and is generally prohibited from selling any products that compete with ours. The terms of our distribution agreements vary in length from one to ten years. Under the terms of our distribution agreements, each party has the right to terminate in the event of a material breach and we generally have the right to terminate if the distributor does not meet agreed sales targets or fails to make payment on time. Any termination of our existing relationships with independent distributors could have an adverse effect on our business unless and until alternative distribution arrangements are put in place.

We face risks related to foreign currency exchange rates.

         Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our foreign currency and receivables denominated in foreign currency are greater or less than our liabilities denominated in foreign currency, we have foreign exchange exposure. We have substantial activities outside of the United States that are subject to the impact of foreign exchange rates. The impact of foreign exchange rates on sales outside of the United States was to increase net sales by $7.6 million in International for 2003, primarily as the result of a stronger Euro and U.K. Sterling against the U.S. dollar, and to decrease net sales by $0.5 million in the Americas for 2003, primarily as a result of a weaker Mexican Peso against the U.S. dollar. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future.

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

         Our corporate affairs are governed by our Articles of Incorporation and the corporate law of the Netherlands Antilles (CCNA) (Articles 100-144). Although some of the provisions of the CCNA resemble some of the provisions of the corporation laws of a number of states in the United States, principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if Orthofix were incorporated in a jurisdiction within the United States. For example, there is no statutory right of appraisal under Netherlands Antilles corporate law nor is there a right for shareholders of a Netherlands Antilles corporation to sue a corporation derivatively. In addition, we have been advised by Netherlands Antilles counsel that it is unlikely that (1) the courts of the Netherlands Antilles would enforce judgments entered by U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws and (2) actions can be brought in the Netherlands Antilles in relation to liabilities predicated upon the U.S. federal securities laws.

Orthofix International N.V.

Our business is subject to economic, political and other risks associated with international sales and operations.

         Since we sell our products in many different countries, our business is subject to risks associated with doing business internationally. Net sales outside the United States represented 35% of our total net sales in 2003. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our subsidiary Colgate Medical Limited's senior secured bank credit facility contains significant financial and operating restrictions and mandatory prepayments that may have an adverse effect on our operations and limit our ability to grow our business.

         When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited, entered into a new senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million and
(2) a five-year revolving credit facility of $15.0 million, upon which we had not drawn as of March 12, 2004.

         Further, in addition to scheduled debt repayments, our new senior secured bank facility requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount initially equal to 75% of the excess annual cash flow of Colgate and its subsidiaries, reducing to 50% upon the attainment of a leverage ratio of less than or equal to 1.50 to 1.00 or less, (b) the net cash proceeds of any debt issuance by Colgate and its subsidiaries or any equity issuance by us or Colgate or any of its subsidiaries, (c) the net cash proceeds of asset dispositions over a minimum threshold or (d) unless reinvested, insurance proceeds or condemnation awards. These mandatory prepayments could limit our ability to grow our business.

         The credit agreement contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. A breach of any of these covenants could result in an event of default under the credit agreement, which could permit acceleration of the debt payments under the facility. See Item 7 - "Liquidity and Capital Resources."

Orthofix International N.V.

We may not be able to successfully integrate Breg's operations into our business and may not achieve the anticipated benefits of the acquisition.

         We are in the process of integrating into our company the operations of Breg. The integration of Breg's operations into our business involves numerous risks, including:

         o difficulties in incorporating Breg's product lines, sales personnel and marketing operations into our business;

         o the diversion of our resources and our management's attention from other business concerns;

         o   the loss of key distributors; and

         o   the loss of key employees.

         Our failure to integrate and manage Breg's business successfully could adversely affect our business and financial performance. In addition, if Breg's operations and financial results do not meet our expectations, we may not realize the synergies, operating efficiencies, market position, or revenue growth we anticipate from the acquisition.

Item 2.  Properties
-------------------

         The Company's principal facilities are:


Facility                                                         Location                       Square Feet    Ownership
--------                                                         --------                       -----------    ---------
Manufacturing, warehousing, distribution and research and        McKinney, TX                   70,000         Leased
development facility for Stimulation and Bracing Products
and administrative facility for Orthofix Inc.

Research and development, component manufacturing, quality       Verona, Italy                  38,000         Owned
control and training facility for fixation products and
sales management and administrative facility for Italy

Research and development, training and technology facility       Winston-Salem, NC              7,600          Leased

Administrative offices for Orthofix International N.V. and       Huntersville, NC               7,300          Leased
Orthofix Inc.

Sales management, distribution and administrative offices        Henley, England                1,480          50% Owned
for Orthofix International N.V.

Administrative offices for Orthofix Ltd.                         Guildford, England             8,000          Leased

Sales management for OSCAR product and administrative            South Devon, England           2,500          Leased
offices for Orthosonics Ltd.

Sales management, distribution and administrative offices        Andover, England               9,000          Leased
for A-V Impulse product

Sales management, distribution and administrative facility       Maidenhead, England            9,000          Leased
for United Kingdom

Sales management, distribution and administrative facility       Mexico City, Mexico            3,444          Leased
for Mexico

Sales management, distribution and administrative facility       Sao Paulo, Brazil              1,300          Owned
for Brazil

Sales management, distribution and administrative facility       Gentilly, France               3,854          Leased
for France

Sales management, distribution and administrative facility       Valley, Germany                3,000          Leased
for Germany

Sales management, distribution and administrative facility       Steinhausen, Switzerland       1,180          Leased
for Switzerland

Assembly and packaging facility for fixation products            Victoria, Mahe, Seychelles     5,597          Leased

Administrative, manufacturing, warehousing, distribution and     Vista, California              126,000        Leased
research and development facility for Breg


Orthofix International N.V.

Manufacturing facility for Breg products                         Mexicali, Mexico               63,000         Leased


         Over the last twelve months, Breg has shifted several labor-intensive manufacturing operations from its Vista, California plant to its Mexicali, Mexico facility. We expect that the transition of Breg's manufacturing operations to Mexico will be completed by the end of 2004. Approximately 21,888 square feet of manufacturing space that is no longer being utilized at the Vista, California plant has been listed for sublease.

         In 2004, we expect to consolidate our U.K. facilities in Henley, Guildford, and Maidenhead into a single facility. We believe this will bring greater efficiency and future cost savings to our U.K. and International operations.

Item 3.  Legal Proceedings
--------------------------

         Except as described below, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

Earnout and Bonus Litigation

         On December 4, 1998, the special committee, or the Review Committee, established to determine the amount of any contingent contract rights under the Merger Agreement, dated May 8, 1995, between Orthofix International and American Medical Electronics (AME) in settlement of all claims of the holders of record of AME common stock and the options and warrants to acquire such stock as of August 21, 1995, unanimously determined that Orthofix International would pay to the AME record holders an earnout of $500,000 plus interest and 12% of the net recovery received from the resolution in 2000 of a litigation against Biomet, Inc. and Electro Biology, Inc., up to a maximum of $5,500,000, plus interest. The Review Committee has not calculated the amount of the capped figure, but Orthofix International believes it is between $5,000,000 and $5,500,000. An arbitrator acting under the auspices of the American Arbitration Association, or AAA, subsequently entered a consent award based on the Review Committee's determination.

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

         The New York federal court resolved the two consolidated actions in favor of the Company and its subsidiary. On July 12, 2002, the New York federal court denied the plaintiffs' motion to vacate the consent award. On May 21, 2003, the court denied plaintiffs' motion for leave to file a second amended complaint and dismissed the Earnout and Bonus action in its entirety with prejudice. Plaintiffs filed an appeal to the United States Court of Appeals for the Second Circuit. The appeal is fully briefed and was submitted in March 2004.

         We are vigorously defending the trial court's decision in favor of the Company and its subsidiary. We expect the appeal to be heard and decided in the first half of 2004. We have previously reserved approximately $5.2 million plus accrued interest for the settlement of this matter.

Orthofix International N.V.

KCI Litigation

         Novamedix, a subsidiary of the Company, filed an action in federal court in the Western District of Texas on February 21, 1992 against Kinetic Concepts Inc (KCI) alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and unfair competition. In this action, Novamedix is seeking a permanent injunction enjoining further infringement by KCI. Novamedix also seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI seeks a declaratory judgment that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas has restored the litigation to active status, and has provided a Scheduling Order that will govern this matter. KCI has sought to add a charge of infringement against Novamedix under a recently issued KCI patent but that request was denied on a procedural basis. KCI retains the right to seek enforcement of its patent in a separate proceeding. A portion of any amounts received will be payable to former owners of Novamedix under the original purchase agreement. In 2003, discovery was largely completed and several motions are now pending before the Court on liability and damage issues.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Orthofix International N.V.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

Market for Our Common Stock

         Our common stock is traded on the Nasdaq National Market under the symbol "OFIX." The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq for each of the two most recent fiscal years ended December 31, 2003. As of March 5, 2004 we had approximately 240 holders of record of our common stock.

                                              High                 Low
         2002                                ------              ------
         First Quarter                       $41.49              $32.80
         Second Quarter                       41.67               33.00
         Third Quarter                        35.97               24.68
         Fourth Quarter                       29.37               23.50

         2003
         First Quarter                        30.64               23.69
         Second Quarter                       34.42               25.68
         Third Quarter                        37.54               31.81
         Fourth Quarter                       51.05               36.10

Dividend Policy

         We have not paid dividends to holders of our common stock in the past. We currently intend to retain all of our consolidated earnings to finance credit agreement obligations resulting from the recently completed Breg acquisition and to finance the continued growth of our business. We have no present intention to pay dividends in the foreseeable future.

         In the event that we decide to pay a dividend to holders of our common stock in the future with dividends received from our subsidiaries, we may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts received from our subsidiaries.

Recent Sales of Unregistered Securities

         Except as described below, there were no securities sold by us during 2003 that were not registered under the Securities Act.

         On May 28, 2003, we issued 132 shares of our common stock to one of our warrant holders upon the exercise of 132 of our warrants. These warrants were initially issued by Kinesis Medical, Inc. and originally entitled the holder of warrants to purchase one share of Kinesis common stock at an exercise price per share ranging from $1.00 to $2.00. On August 15, 2000, in conjunction with our asset purchase agreement with Kinesis, each outstanding Kinesis warrant was converted into 0.05261 Orthofix warrants to purchase shares of our common stock at a price per share ranging from $19.125 to $38.25, subject to adjustment as determined by the warrant agreement.

         In connection with our acquisition of Breg on December 30, 2003, we issued an aggregate of 731,715 shares of our common stock to certain former shareholders of Breg at a price of $38.00 per share.

         The above transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and the rules and regulations promulgated under the Securities Act on the basis that the transactions did not involve a public offering.

Orthofix International N.V.

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

Orthofix International N.V.

Item 6.  Selected Financial Data
--------------------------------

         The following selected consolidated financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements. The financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

                                                                           Year ended December 31,
                                                    --------------------------------------------------------------
                                                         2003         2002        2001         2000         1999
                                                         ----         ----        ----         ----         ----
                                                            (In US$ thousands, except margin and per share data)
Consolidated operating results

Net sales.........................................      $203,707   $177,595     $162,360     $131,782    $121,284
Gross profit......................................       152,617    132,776      119,408       95,993      87,733
Gross profit margin...............................           75%        75%          74%          73%         72%
Total operating income............................        40,584     42,939       30,499       22,725      23,216
Net income(1).....................................        24,730     25,913       20,964       44,816      12,912
Net income per share of common stock (basic)......          1.76       1.96         1.60         3.40        0.99
Net income per share of common stock (diluted)....          1.68       1.76         1.42         3.20        0.97



Consolidated financial position                                               As of December 31,
(at year-end)
                                                    --------------------------------------------------------------
                                                       2003        2002        2001         2000         1999
                                                       ----        ----        ----         ----         ----
                                                                    (In US$ thousands, except share data)
Total assets .....................................     $413,179    $220,774     $188,914     $190,434    $136,722
Total debt........................................      110,207       7,420        5,560       10,818      14,248
Shareholders' equity..............................      240,776     168,084      138,102      132,988      89,570
Weighted average number of shares of
   common stock outstanding (basic)...............   14,061,447  13,196,524   13,086,467   13,182,789  13,029,834

Weighted average number of shares of
   common stock outstanding (diluted).............   14,681,883  14,685,236   14,737,567   13,986,098  13,364,127

  ---------------
  (1) Net income for 2000 includes $29.9 million of income after tax related to the EBI litigation.

Orthofix International N.V.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

         The following discussion and analysis addresses the results of our operations which are based upon the consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. This discussion should be read in conjunction with "Forward-Looking Statements" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis also addresses our liquidity and financial condition and other matters.

General

         We are a diversified orthopedic products company offering a broad line of minimally invasive surgical, as well as non-surgical, products for the Spine, Reconstruction and Trauma Market Sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include a device for enhancing venous circulation, cold therapy, other pain management products, bone cement and devices for removal of the bone cement used to fix artificial implants, a bone substitute compound and airway management products.

         We have administrative and training facilities in the United States, the United Kingdom and Italy and manufacturing facilities in the United States, the United Kingdom, Italy, Mexico and the Seychelles. We directly distribute our products in the United States, the United Kingdom, Ireland, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico and Brazil. In several of these and other markets, we also distribute our products through independent distributors.

         Our consolidated financial statements include the financial results of the Company and its wholly owned and majority owned subsidiaries and entities over which we have control. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used when we have significant influence over significant operating decisions but do not hold control. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany transactions and profits associated with the equity investees are eliminated in consolidation.

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

         Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. We do not ordinarily use derivative instruments to hedge foreign exchange exposure. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

         During the three years ended December 31, 2003, we managed our operations in two geographic business units: the Americas and International. The Americas unit includes the United States, Mexico and Brazil. The International unit covers the rest of the world plus export operations. Effective December 30, 2003, we acquired Breg. Due to the timing of the acquisition, Breg had no impact on our statement of operations for the year ended December 31, 2003.

Orthofix International N.V.

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

         Revenue Recognition

         For bone growth stimulation and bracing products, prescribed by a physician, we recognize revenue when the product is placed on and accepted by the patient. For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment. We derive a significant amount of our revenues in the United States from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments. Some billings are subject to review by such third-party payors and may be subject to adjustment.

         Allowance for Doubtful Accounts and Contractual Allowances

         The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for doubtful accounts and contractual allowances. Revisions in allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. In the judgment of management, adequate allowances have been provided for doubtful accounts and contractual allowances. Our estimates are periodically tested against actual collection experience.

         Inventory Allowances

         We write down our inventory for inventory excess and obsolescence equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory is analyzed to assess the adequacy of inventory excess and obsolescence provisions. Reserves in excess and obsolescence provisions are recorded as adjustments to cost of goods sold. If conditions or assumptions used in determining the market value change, additional inventory write-down in the future may be necessary.

         Goodwill and Other Intangible Assets

         We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The ongoing impact will be that goodwill and indefinite lived intangible assets are no longer amortized, but instead tested at least annually for impairment. As a result, we evaluate the recoverability and measure the potential impairment of our goodwill under SFAS
142. The annual impairment test requires an estimation of the fair value of the reporting unit, which involves judgment. We performed the impairment test of goodwill as required by SFAS No. 142 and noted no impairment issues with the carrying value of goodwill or indefinite lived intangible assets as of December 31, 2003.

Orthofix International N.V.

         Litigation and Contingent Liabilities

         From time to time, we and our operations are parties to or targets of lawsuits, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, health and safety, and employment matters, which are handled and defended in the ordinary course of business. These lawsuits, investigations or proceedings could involve substantial amounts of claims and could also have an adverse impact on our reputation and client base. Although we maintain various liability insurance programs for liabilities that could result from such lawsuits, investigations or proceedings, we are essentially self-insured for a significant portion of such liabilities. We accrue for such claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of analyzing, assessing and establishing reserve estimates for these types of claims involves judgment. Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations and cash flows in the period that reserve estimates are revised. We believe that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot assure you that we will not incur liabilities in excess of recorded reserves.

         Tax Matters

         We and each of our subsidiaries are taxed at the rates applicable within each of their respective jurisdictions. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Further, certain of our subsidiaries sell products directly to our other subsidiaries or provide administrative, marketing and support services to our other subsidiaries. These intercompany sales and support services involve subsidiaries operating in jurisdictions with differing tax rates. The tax authorities in such jurisdictions may challenge our treatments under residency criteria, transfer pricing provisions, or other aspects of their respective tax laws, which could affect our composite tax rate and provisions.

Revenues

         The following table presents certain items in our statements of operations as a percentage of net sales for the periods indicated:



                                                                       Year ended December 31,
                                                    --------------------------------------------------------------
                                                           2003                  2002                 2001
                                                           ----                  ----                 ----
                                                            (%)                  (%)                  (%)


            Net sales...........................           100                  100                   100
            Cost of sales.......................            25                   25                    26
            Gross profit........................            75                   75                    74
            Operating expenses
              Sales and marketing ..............            38                   36                    37
              General and administrative........            10                   10                    11
              Research and development..........             4                    4                     4
              Amortization of intangible assets.            --                   --                     3
              Litigation and settlement costs...             3                   --                    --
            Total operating income..............            20                   24                    19
            Net income..........................            12                   15                    13


         The following tables display net sales by geographic destination, net sales by geographic origination, net of intercompany eliminations and net sales by market sector. We provide net sales by geographic destination and net sales by market sector for information purposes only. We keep our books and records and account for net sales, costs and expenses in accordance with the geographic origination of our products.

Orthofix International N.V.

         Geographic Destination:

                                                       Year ended December 31,
                                                          (In US$ thousands)
                               2003                             2002                             2001
                       -----------------------------   -----------------------------    -----------------------------
                                     Percent of                     Percent of Total                Percent of Total
                       Net Sales   Total Net Sales     Net Sales        Net Sales       Net Sales       Net Sales
                       ---------   ---------------     ----------   ----------------    ---------   ----------------
Americas               $137,861               68%        $122,911              69%      $113,034             70%
International            65,846               32%          54,684              31%        49,326             30%
                       ---------   ---------------     ----------   ----------------    ---------   ----------------
Total                  $203,707              100%        $177,595             100%      $162,360            100%
                       ========    ===============     ==========   ================    ==========  ================


         Geographic Origination:

                                                       Year ended December 31,
                                                          (In US$ thousands)
                               2003                             2002                             2001
                       -----------------------------   -----------------------------    -----------------------------
                                     Percent of                     Percent of Total                Percent of Total
                       Net Sales   Total Net Sales     Net Sales        Net Sales       Net Sales       Net Sales
                       ---------   ---------------     ----------   ----------------    ---------   ----------------
Americas               $116,848               57%        $102,850              58%      $ 93,995             58%
International            86,859               43%          74,745              42%        68,365             42%
                       ---------   ---------------     ----------   ----------------    ---------   ----------------
Total                 $ 203,707              100%        $177,595             100%      $162,360            100%
                       ========    ===============     ==========   ================    ==========  ================


         Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Orthopedic products are sold into three market sectors, Spine, Reconstruction and Trauma. Sales of non-orthopedic products include airway management, woman's care and other products.

         Market Sector:

                                                       Year ended December 31,
                                                          (In US$ thousands)
                               2003                             2002                             2001
                       -----------------------------   -----------------------------    -----------------------------
                                     Percent of                     Percent of Total                Percent of Total
                       Net Sales   Total Net Sales     Net Sales        Net Sales       Net Sales       Net Sales
                       ---------   ---------------    ----------   ----------------    ---------   ----------------
Orthopedic
  Spine                $ 79,552          39%          $ 69,613          39%             $63,575         39%
  Reconstruction         51,183          25%            43,838          25%              39,752         24%
  Trauma                 53,706          26%            46,551          26%              42,608         26%
                       ---------   ---------------    ----------   ----------------    ---------   ----------------
Total Orthopedic        184,441          90%           160,002          90%             145,935         89%

Non-Orthopedic           19,266          10%            17,593          10%              16,425         11%
                       ---------   ---------------    ----------   ----------------    ---------   ----------------
Total                  $203,707         100%          $177,595         100%            $162,360        100%
                       =========   ===============    ==========   ================    =========   ================

Orthofix International N.V.

2003 Compared to 2002

         Sales -- Net sales increased 15% to $203.7 million in 2003 from $177.6 million in 2002.

         Net sales by geographic origination in the Americas (primarily in the United States) increased 14% to $116.8 million in 2003 compared to $102.9 million in 2002. The Americas net sales represented 57% and 58% of our total net sales in 2003 and 2002, respectively. The increase in net sales for 2003 was due to strong growth in the United States (14%) and Brazil (11%) of net sales in all orthopedic product market sectors. This increase was slightly offset by a decrease in net sales of non-Orthofix products in Mexico where we are discontinuing the distribution of certain non-Orthofix products.

         Net sales in International increased 16% to $86.9 million in 2003 from $74.7 million in 2002. International net sales represented 43% and 42% of our total net sales in 2003 and 2002, respectively. The incremental impact of foreign exchange rates on International sales was to increase International net sales by $7.6 million or approximately 10% for 2003, primarily as a result of a stronger Euro and U.K. Pound against the U.S. dollar. Net of foreign currency impact, International sales were up in all International subsidiaries except Orthosonics, our bone cement removal business, with the largest increases in France (24%) and in our A-V Impulse business (14%).

         All of our market sectors experienced strong net sales growth in 2003. Sales of Spine products grew 14% to $79.6 million in 2003 from $69.6 million in 2002, with the sale of Spinal-Stim bone growth stimulation products growing approximately 17% in 2003 over 2002. Increased sales of spinal stimulation resulted principally from an increase in the volume of stimulators sold and from the renewal of our distribution agreement with Medtronic Sofamor Danek. We estimate that the renewed distribution agreement had the effect of increasing sales by $5.9 million in 2003. Approval and introduction of BMPs by Medtronic Sofamor Danek have begun to show some market acceptance as a substitute for autograft bone in spinal fusion surgeries. Our Spinal-Stim product is FDA-approved for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery, most typically for multilevel or high-risk patients. In 2002, Medtronic Sofamor Danek Group conducted clinical studies with BMPs. Participation of physicians in the clinical studies had an adverse impact on our stimulation product sales growth in the second half of 2002. Although product sales growth returned to historic product growth rates in 2003, as physicians participate in further clinical studies with BMPs, it could have a further adverse impact on stimulation product sales. Although BMPs are considered or classified as a bone growth material, they have yet to be clinically proven to be effective in high-risk patients. Our sales of Reconstruction products grew 17% to $51.2 million in 2003 from $43.8 million in 2002, primarily due to sales of our A-V Impulse system, which grew 14% in 2003, as well as from sales of ExFix products for Reconstruction such as the Sheffield ring system and several International distribution products, all of which experienced strong double digit rates of growth. Sales of Trauma products grew 15% to $53.7 million in 2003 from $46.6 million in 2002. Sales of our Physio-Stim bone growth stimulator for long bone non-unions grew approximately 21% in 2003 over 2002 while ExFix products for Trauma grew approximately 13%. Sales of Non-Orthopedic products, principally the Laryngeal Mask which we distribute in the United Kingdom, Ireland and Italy, grew by 9% to $19.2 million in 2003 from $17.6 million in 2002.

         Gross Profit -- Our gross profit increased 15% to $152.6 million in 2003 from $132.8 million in 2002, primarily due to the increase in net sales of 15%. Gross profit as a percentage of net sales increased slightly to 74.9% in 2003 from 74.8% in 2002. The increase in gross profit as a percentage of net sales was the result of a higher growth rate in higher margin bone growth stimulation product sales, including the renewal of our distribution agreement with Medtronic Sofamor Danek, the favorable impact of additional direct distribution and continuing improvement in manufacturing efficiencies in our United States operations. These positive impacts were partially offset by a negative foreign currency impact. Although foreign currency contributed $7.6 million to our International sales growth, the year-over-year appreciation of the Euro and the U.K. Pound against the U.S. dollar increased production costs of external fixation and vascular products, which was detrimental to our gross profit and gross profit margin in those situations where we sell these products in U.S. dollars.

         Sales and Marketing Expenses -- Sales and marketing expenses, which include commissions, royalties and bad debt provisions, generally increase and decrease in relation to sales. Sales and marketing expenses increased $12.4 million to $76.8 million in 2003 from $64.4 million in 2002, an increase of 19% on a sales increase of 15%. Sales and marketing expenses as a percentage of net sales increased to 37.7% in 2003 from 36.3% in 2002. The 1.4% increase in 2003 reflects the negative impact of foreign currency on International operating expenses, higher

Orthofix International N.V.

commissions on stimulation sales under the terms of our renewed distribution agreement with Medtronic Sofamor Danek and additional costs to support the hiring of additional sales people and the launch of new products. The PC.C.P product was launched in the International market in the second quarter and on a limited basis in the United States in the third quarter. In connection with the launch of the PC.C.P product, we conducted a large training seminar for surgeons in Verona, Italy and a training seminar for U.S. surgeons in Chicago. Further we conducted training meetings for the sales force in Europe and the United States.

         General and Administrative Expenses -- General and administrative expenses increased $3.3 million to $20.5 million from $17.2 million in 2002. General and administrative expenses increased as a percentage of net sales to 10.0% in 2003 from 9.7% in 2002. The 0.3% increase in 2003 also reflects the negative impact of foreign currency on International operating expenses. In addition, we incurred additional expenses associated with becoming a U.S. SEC registrant and with building administrative support in our direct sales organizations in Europe and Mexico.

         Research and Development Expenses -- Research and development expenses increased $0.6 million to $8.1 million in 2003 from $7.5 million in 2002, an increase of 8%, and decreased slightly as a percentage of net sales to 4.0% in 2003 from 4.2% in 2002. Research and development decreased as a percent of net sales in 2003 as a result of a decrease in clinical study spending in our International unit.

         Amortization of Intangible Assets -- Amortization of intangible assets was $1.0 million in 2003 compared to $0.7 million in 2002. Amortization of intangible assets consists principally of the amortization of patents and trademarks.

         Litigation and Settlement Costs -- Based on an assessment of the merits of the Kinetic Concepts, Inc. (KCI), we incurred $4.0 million in litigation costs in 2003 compared to no expense in 2002. We also incurred $1.7 million of settlement cost to conclude the investigation by the Office of Inspector General into the appropriateness of claims made to federal health care programs for the off-label use of our FDA approved pulsed electronic magnetic field device, and billing and coding for its off-label use. See Item 3 - "Legal Proceedings" for a description of the legal proceedings. We expect to incur additional KCI litigation costs in 2004, but at a lower rate than they were incurred in 2003.

         Other Income (Expense), Net -- Other income (expense), net was an expense of $1.3 million in 2003 compared to an expense of $2.4 million in 2002. The decrease in expense was the result of the following items: (i) a gain on foreign exchange transactions in 2003 of $0.4 million, compared with a loss in 2002 of $0.5 million, resulting in a net improvement of $1.0 million; and (ii) our share of losses in the OrthoRx joint venture, which totaled $1.8 million in 2003, an improvement of $0.3 million from the $2.1 million loss in 2002. Interest income, net of interest expense, was $0.4 million less in 2003 compared to 2002 and in 2003 we realized a gain of $0.4 million from the sale of available-for-sale marketable securities.

         Income Tax Expense -- In 2003 and 2002, the effective tax rate was 37% and 32%, respectively. The effective tax rate in 2003 was negatively impacted by 3.1% as a result of the KCI litigation expenses, a majority of which was not deductible for income tax purposes. Our effective tax rate was also affected by the fact that a larger proportion of pre-tax earnings was earned in the United States, a relatively higher tax jurisdiction.

         Net Income -- Net income for 2003 was $24.7 million, or $1.76 per basic share and $1.68 per diluted share, compared to $25.9 million, or $1.96 per basic share and $1.76 per diluted share, for 2002, a decrease in net income of 5%. The weighted average number of basic common shares outstanding was 14,061,447 and 13,196,524 during 2003 and 2002, respectively. The weighted average number of diluted common shares outstanding was 14,681,833 and 14,685,236 during 2003 and 2002, respectively.

Orthofix International N.V.

2002 Compared to 2001

         Sales -- Net sales increased 9% to $177.6 million in 2002 from $162.4 million in 2001. Net sales increased 11% when adjusted for the impacts of the sale of a device product line and the formation of the OrthoRx joint venture, which accounted for $0.7 million and $2.0 million in sales in 2001, respectively.

         Net sales in the Americas (primarily the United States) increased to $102.9 million in 2002 compared to $94.0 million in 2001, an increase of 9%. The Americas' sales would have increased 13% when adjusted for the impacts of the sale of a device product line and the formation of the OrthoRx joint venture, referenced above. The Americas' net sales represented 58% of our total net sales in both 2002 and 2001. The increase in 2002 from 2001 was largely due to strong growth in net sales of orthopedic products as well as an 82% sales increase in Mexico and a 93% increase in Brazil, which converted from distributorships to direct sales in 2001. Net sales in International increased 9% to $74.7 million in 2002 from $68.4 million in 2001. The primary contributors to the sales increase were increased sales of orthopedic products from the conversion of our distribution channel from distributorship to direct sales in France and Germany during 2001, increased sales of OSCAR products and increased sales of the non-orthopedic Laryngeal Mask product, partially offset by a slower growth rate in sales from the A-V Impulse system.

         We have substantial activities outside of the United States that are subject to the impact of changes in foreign exchange rates. The impact of foreign exchange rates on sales outside of the United States was to increase net sales by $1.5 million for 2002, primarily as the result of a stronger Euro and U.K. Pound against the U.S. dollar.

         All of our market sectors experienced growth in sales in 2002. Our sales of Spine products grew 9% to $69.6 million in 2002 from $63.6 million in 2001. The increase was primarily due to an 8% growth in sales of the Spinal-Stim bone growth stimulator combined with a 26% growth in the sales of spine bracing products. This increase is principally the result of higher shipment volumes. Recent approval and introduction of BMPs have begun to show some market acceptance as a substitute for autograft bone. Although it is classified as a bone growth material, it has yet to be clinically proven to be effective in high-risk patients. Participation of physicians who prescribe spinal stimulation products in clinical studies with BMPs had an adverse impact on our Spinal-Stim sales growth in the second half of 2002. As physicians complete their participation in BMP clinical studies, we expect them to return to their historic patterns of prescribing spinal stimulation products. Stimulation products are sold almost exclusively in the United States, although we are attempting to expand distribution for stimulation products to Europe and Mexico. Sales of Reconstruction products grew 10%, which is primarily due to increased sales of our external, and internal fixation products used for Reconstruction, increased sales of the OSCAR product, as well as increased sales of the A-V Impulse System. The increase in sales of the A-V Impulse System was the result of expanded distribution outside of the United States. In the United States, the A-V Impulse System is distributed by Kendall Healthcare Products. Sales to Kendall Healthcare Products increased just 2% in 2002 as a result of their efforts to reduce their inventory levels through lower levels of purchasing. Sales of Trauma products grew 9% to $46.6 million in 2002 from $42.6 million in 2001. Within Trauma, sales of the Physio-Stim bone growth stimulator for long bone non-unions grew 25%, while internal and external fixation products used for Trauma applications grew 3% in 2002 over the prior year. Sales of non-orthopedic products increased 7% to $17.6 million in 2002, from $16.4 million in 2001. This increase was primarily due to growth in sales of the Laryngeal Mask product, which we distribute in the United Kingdom, Ireland and Italy, offset by the loss of sales on products now sold by OrthoRx following the formation of the OrthoRx joint venture in January 2002, which accounted for $2.0 million in sales in 2001.

         Gross Profit -- The Company's gross profit increased 11% to $132.8 million in 2002 from $119.4 million in 2001, primarily due to the increase of 9% in net sales and increased gross profit margins. Gross profit as a percentage of net sales increased to 74.8% in 2002 from 73.5% in 2001. The increase in gross profit as a percentage of net sales was the result of a higher growth rate in higher margin bone growth stimulation product sales, the favorable impact of additional direct distribution and continuing improvement in manufacturing efficiencies in our United States operations.

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

Orthofix International N.V.

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

         Marketing expenses increased from additional workshops and product marketing support. These additional costs were partially offset by the discontinuance of sales and marketing costs associated with OrthoRx following the formation of the OrthoRx joint venture at the beginning of 2002. Further, International sales and marketing expenses were higher by approximately $0.5 million as the result of a stronger Euro and U.K. Pound against the U.S. dollar.

         General and Administrative Expenses -- General and administrative expenses decreased to $17.2 million from $18.4 million in 2001, a decrease of 7% or $1.2 million. General and administrative expenses decreased as a percentage of net sales to 9.7% in 2002 from 11.3% in 2001. General and administrative expenses for 2002 and 2001 included $1.8 million and $2.7 million of legal costs, respectively, principally relating to legal costs associated with a request and subpoena for documents received by the Company from the Office of Inspector General of the United States Department of Health and Human Services and the United States Department of Defense, partially offset by the recovery of $0.6 million of legal reserves in 2002. For a description of the legal proceedings to which we are a party, see Item 3 - "Legal Proceedings." Other offsetting increases in general and administrative expenses included higher depreciation costs from capital investments, primarily in information technology of $0.7 million and unmatched costs of $0.4 million associated with opening direct operations in France and Mexico during 2001.

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

         Other Income (Expense), Net -- Other income (expense), net was an expense of $2.4 million in 2002 compared to an income of $0.2 million in 2001. The change is due primarily to the formation of the OrthoRx joint venture in January 2002 in which we held a 46% equity interest at December 31, 2002. The joint venture is accounted for under the equity method of accounting for investments and our share of the losses from the joint venture, $2.1 million for 2002, is included in other income (expense). The remainder of the account balance for 2002 is net interest income of $0.2 million from cash balances and borrowings offset by foreign exchange losses of $0.5 million primarily from currency devaluations in Mexico and Brazil where certain trade accounts payable are billed in U.S. dollars.

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

Orthofix International N.V.

Liquidity and Capital Resources

         Cash and cash equivalents were $33.6 million at December 31, 2003 compared to $48.8 million at December 31, 2002, a decrease of $15.2 million.

         Net cash provided by operating activities increased to $31.8 million in 2003 from $29.3 million in 2002, an increase of $2.5 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income decreased approximately $1.2 million to $24.7 million in 2003, including $3.8 million in after-tax KCI patent litigation costs and $1.1 million in after-tax OIG settlement costs, from $25.9 million in 2002. We expect to incur additional KCI litigation costs in 2004, but at a lower rate than they were incurred in 2003. The decrease in the net income effect on cash was offset by a $0.2 million increase in non-cash items and by a $3.5 million reduction in the amount of cash used for working capital accounts.

         Net cash used in investing activities was $155.5 million during 2003, compared to $16.8 million during 2002. During 2003, we purchased the remaining 48% minority interest in our UK distribution company, Intavent Orthofix Ltd., for $20.6 million, purchased an equity interest in Innovative Spinal Technologies (IST) for $1.5 million, increased our investment in the OrthoRx joint venture by $1.5 million and on December 30, 2003 completed the acquisition of Breg for $150.0 million plus closing adjustments and transaction costs totaling approximately $6.3 million. In addition, we invested $5.2 million in capital expenditures during 2003.

         Net cash provided by financing activities was $106.6 million in 2003 compared to a use of $0.3 million in 2002. The majority of the financing activity in 2003 resulted from the completion of a senior secured term note for $110.0 million obtained in conjunction with the Breg transaction, slightly offset by $2.7 million in fees incurred and paid to obtain the senior secured term note. In addition, we received proceeds of $11.7 million from the issuance of 769,117 shares of our common stock upon the exercise of options and warrants. In 2003, we purchased 157,000 shares of our common stock in the open market for $4.4 million, or an average per share price of $28.00. Our Board of Directors has authorized the purchase of shares of our common stock up to a total of 50% of the number of shares of our common stock issued from the exercise of options. We also repaid $8.0 million of loans and borrowings, principally on a line of credit in Italy used to finance working capital which was reduced upon the sale of accounts receivable without recourse in Italy to a third party.

         In 2004, we anticipate the use of cash for tangible and intangible capital expenditures will be approximately $9.1 million, including $1.9 million at Breg, compared to $5.2 million in 2003.

         When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate, entered into a new senior secured bank facility with a syndicate of financial institutions to finance the transaction. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15.0 million, upon which we had not drawn as of December 31, 2003 or as of March 12, 2004. The obligation has a floating interest rate of LIBOR or prime rate plus a margin that is adjusted quarterly based on Colgate's leverage ratio. The interest rate as of December 31, 2003 was 3.91%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledge of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

         In addition to scheduled debt repayments of $11.0 million in 2004, our new senior secured bank facility requires us to make mandatory prepayments with
(a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount initially equal to 75% of the excess annual cash flow of Colgate and its subsidiaries, reducing to 50% upon the attainment of a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt issuance by Colgate and its subsidiaries or any equity issuance by us or Colgate or any of its subsidiaries, (c) the net cash proceeds of asset dispositions over a minimum threshold or (d) unless reinvested, insurance proceeds or condemnation awards.

Orthofix International N.V.

         The credit agreement contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis.

         At December 31, 2003, we had outstanding borrowings of $0.1 million and unused available lines of credit of $10.6 million under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

         We continue to search for viable acquisition candidates that expand our worldwide presence as well as additional products appropriate for current distribution channels. An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

         We believe that current cash balances together with projected cash flows from operating activities, the unused revolving credit facility and available Italian line of credit, the exercise of stock options, and our remaining available debt capacity are sufficient to cover anticipated operating capital needs and research and development costs during the next two fiscal years.

Contractual Obligations

         The following chart sets forth our contractual obligations as of December 31, 2003.

                                                               Payments Due By Period
--------------------------------------- ------------------------------------------------------------------------------
(Dollars in thousands)                        Total       Less Than           1 to 3          4 to 5          Over 5
                                                           1 Year              Years           Years           Years
                                           --------       -----------         -------         -------         -------
Senior secured term loan                   $110,000           $11,000         $22,000         $77,000               -
Other borrowings                                203               135              68               -               -
Operating Leases                             11,310             3,134           4,617           2,101           1,458
                                           --------       -----------         -------         -------          -------
      Total                                $121,513           $14,269         $26,685         $79,101          $1,458
                                           ========       ===========         =======         =======          =======

Off-balance Sheet Arrangements

         As of December 31, 2003 we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Orthofix International N.V.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         In the ordinary course of business, we are exposed to foreign currency fluctuations and to the impact of changes in interest rates. These fluctuations can vary sales, cost of goods, and costs of operations, the cost of financing and yields on cash and short-term investments. Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the Euro, U.K. Pound, Mexican Peso and Brazilian Real. We face cost of goods currency exposure when we produce products in foreign currencies such as the Euro or U.K. Pound and sell those products in U.S. dollars. We face transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Historically, we have not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on our overall exposure for foreign currency at December 31, 2003, a hypothetical 10% change in foreign currency rates would impact the company's balance sheet approximately $3.5 million, net sales approximately $7.1 million and net income and cash flows approximately $0.8 million over a one-year period.

         Our cash and cash equivalent balances and interest sensitive debt at December 31, 2003 were $33.6 million and $110.2 million. Based on such balances, a 1% movement in interest rates would have a $0.3 million and $1.1 million effect on interest receivable and interest payable per year, respectively.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

         As of December 31, 2003, we performed an evaluation under the supervision and with the participation of our company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our company's internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

Orthofix International N.V.

                                    Part III

         Certain information required by Item 10 and the information required by Items 11, 12, 13 and 14 of Part III is omitted from this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The following table sets forth certain information about the persons who serve as our directors and executive officers.

Name                            Age   Position
----                            ---   --------
Robert Gaines-Cooper            66    Chairman of the Board of Directors
Edgar Wallner                   67    Deputy Chairman and Director
Charles W. Federico             55    Chief Executive Officer, President and
                                        Director
Thomas Hein                     56    Chief Financial Officer
Peter Clarke                    62    Executive Vice President and Director
Gary D. Henley                  55    Senior Vice President and President,
                                        Americas Division
Galvin Mould                    58    Vice President and President,
                                        International Division
Bradley R. Mason                49    Vice President and President, Breg, Inc.
Peter J. Hewett                 68    Director
Jerry C. Benjamin (2)           63    Director
James F. Gero (1)               59    Director
Frederik K. J. Hartsuiker (2)   63    Director
John W. Littlechild (1)         52    Director
Alberto C d'Abreu de Paulo (2)  65    Director
--------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

         All directors hold office until the next annual general meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers. The following is a summary of the background of each director and executive officer.

         Robert Gaines-Cooper. Mr. Gaines-Cooper became Chairman of Orthofix International N.V. in 1989 and has been a Director of Orthofix International since our formation in 1987. He is Managing Director of Chelle Medical Ltd-Seychelles. Mr. Gaines-Cooper is also Chairman of LMA International S.A., Jersey, Channel Islands.

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

Orthofix International N.V.

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

         Galvin Mould. Mr. Mould became Vice President and President of the International Division of Orthofix International N.V. on January 1, 2004. He is also a Director of Intavent Ltd., Novamedix, Orthosonics Ltd., Orthofix AG and Oped AG, which are subsidiaries or investments of Orthofix International N.V. He joined Orthofix in 1995 as Managing Director of Intavent Orthofix Ltd. Prior to joining Orthofix, Mr. Mould served in several Director of Sales and Marketing Positions in the healthcare market.

         Bradley R. Mason. Mr. Mason became a Vice President of Orthofix International N.V. in December 2003 upon the acquisition of Breg, Inc. He is also the President of Breg, Inc., which he founded in 1989 with six other principal shareholders. Mr. Mason has over 20 years in the medical device industry, some of which were spent with dj Orthopedics (formally DonJoy) where he was a founder and held the position of Executive Vice President. Mr. Mason is the named inventor on 35 issued patents in the orthopedic product arena with several other patents pending.

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

         Jerry C. Benjamin. Mr. Benjamin became a non-executive Director of Orthofix International N.V. in March 1992. He has been a General Partner of Advent Venture Partners, a venture capital management firm in London, since 1985. In the past, Mr. Benjamin was a Director for a number of private health care companies.

         James F. Gero. Mr. Gero became a non-executive Director of Orthofix International N.V. in February 1998. Mr. Gero became a Director of AME in 1990 and served subsequently as a Director of Orthofix Inc. He is the Chairman and Chief Executive Officer of each of Sierra Technologies Inc. and Sierra Networks Inc. and a Director of each of LBP, Inc., Intrusion, Inc. and Drew Industries Inc., and Chairman of Thayer Aerospace.

         Frederik K. J. Hartsuiker. Mr. Hartsuiker became a non-executive Director of Orthofix International N.V. in March 1992 and has been a Director of Orthofix International B.V. since 1987. Mr. Hartsuiker is a Director of New Amsterdam Cititrust B.V. in The Netherlands.

         John W. Littlechild. Mr. Littlechild became a non-executive Director of Orthofix International N.V. in 1987. He has served as a General Partner of each of HealthCare Ventures' funds, a U.S. venture capital fund, since 1991. From 1985 to 1991, he was a Senior Vice President of Advent International Corporation. Mr. Littlechild is a Director of NitroMed, Inc. and Dyax, Inc. as well as other privately held HealthCare portfolio companies.

Orthofix International N.V.

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

Audit Committee

         We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Messrs. Benjamin, Hartsuiker and d'Abreu de Paulo currently serve as members of the Audit Committee. Under the current SEC rules and the rules of the Nasdaq, all of the members are independent. Our Board of Directors has determined that Mr. Benjamin is an "audit committee financial expert" in accordance with current SEC rules. Mr. Benjamin is also independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Code of Ethics

         We have adopted a code of ethics applicable to our directors, officers and employees worldwide, including our Chief Executive Officer and Chief Financial Officer. A copy of our code of ethics is filed as Exhibit 14.1 to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

         We will provide the information regarding Section 16(a) beneficial ownership reporting compliance in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and possibly elsewhere therein. That information is incorporated by reference in this Item 10 by reference.

Orthofix International N.V.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
            Related Stockholders
            --------------------

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

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         We will provide information that is responsive to this Item 14 regarding principal accountant fees and services in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Principal Accountant Fees and Services," and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

Orthofix International N.V.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) Documents filed as part of report on Form 10-K

          The following documents are filed as part of this report on Form 10-K:

          1.        Financial Statements

                    See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

          2.        Financial Statement Schedules

                    See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

          3.       Exhibits

Exhibit
Number       Description

3.1 Certificate of Incorporation of the Company (filed as an exhibit to the Company's annual report on Form 20-F for the fiscal year ended December 31, 2000 and incorporated herein by reference).

3.2 Articles of Incorporation of the Company (filed as an exhibit to the Company's annual report on Form 20-F for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.1 Orthofix Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference). (1)

10.2 Orthofix International N.V. Staff Share Option Plan (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
             (1)

10.3 Form of Performance Accelerated Stock Option under the Staff Share Option Plan (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference). (1)

10.4 Orthofix International N.V. Executive Share Option Plan (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference). (1)

10.5*        Form of Performance Accelerated Stock Option Inducement Agreement.
             (1)

10.6 Employment Agreement, dated as of July 1, 2001, between Orthofix International N.V. and Charles W. Federico (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference). (1)

10.7 Employment Agreement, dated as of March 1, 2003, between the Company and Thomas Hein (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference). (1)

10.8 Employment Agreement, dated as of March 1, 2003, between the Company and Gary D. Henley (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference). (1)

Orthofix International N.V.

10.9 Employment Agreement, dated as of July 1, 1999, between Orthofix International N.V. and Robert Gaines-Cooper (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference). (1)

10.10 Employment Agreement, dated as of July 1, 1999, between Orthofix International N.V. and Edgar Wallner (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference). (1)

10.11* Employment Agreement, dated as of November 20, 2003, between Orthofix International N.V. and Bradley R. Mason. (1)

10.12        Full Recourse Promissory Note between Orthofix International N.V.
             and Charles W. Federico dated January 10, 2002 (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.13        Full Recourse Promissory Note between Orthofix International N.V.
             and Gary D. Henley dated January 10, 2002 (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.14 Share Purchase Agreement, dated as of March 20, 2003, between Orthofix International N.V. and Intavent Limited (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.15 Acquisition Agreement dated as of November 20, 2003, among Orthofix International N.V., Trevor Acquisition, Inc., Breg, Inc. and Bradley R. Mason, as shareholders' representative (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

10.16 Voting and Subscription Agreement dated as of November 20, 2003, among Orthofix International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

10.17 Credit Agreement dated as of December 30, 2003, among Colgate Medical Limited, as borrower, and Orthofix International N.V and certain subsidiaries of the borrower, as guarantors, certain limited guarantors party thereto, the lenders parties thereto, Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as sole lead arranger and book manager (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

14.1*        Code of Ethics of the Company.

21.1*        Subsidiaries of the Company.

23.1*        Consent of Ernst & Young, independent auditors.

23.2*        Consent of PricewaterhouseCoopers, independent accountants.

31.1*        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*        Section 1350 Certification of Chief Executive Officer.

32.2*        Section 1350 Certification of Chief Financial Officer.
----------
*    Filed herewith.

(1) Management Contract or Compensatory Plan or Arrangement.

Orthofix International N.V.

(b)     Reports on Form 8-K

        The following reports on Form 8-K were filed during the fourth quarter of 2003:

        On November 26, 2003, we filed a current report on Form 8-K (Date of
Report: November 25, 2003) reporting under Item 5 that we had entered into an acquisition agreement with Breg, Inc. and a representative of Breg's shareholders for the acquisition of Breg, and that we had entered into a voting and subscription agreement with certain significant shareholders of Breg.

Orthofix International N.V.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ORTHOFIX INTERNATIONAL N.V.


Dated:  March 12, 2004        By:   /s/  Charles W. Federico
                                    ---------------------------------------
                                    Name:  Charles W. Federico
                                    Title: Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                         Title                       Date
         ----                         -----                       ----
 /s/ CHARLES W. FEDERICO       Chief Executive Officer,       March 12, 2004
-------------------------      President and Director
   Charles W. Federico

/s/ THOMAS HEIN                Chief Financial Officer        March 12, 2004
-------------------------      (Principal Accounting Officer)
   Thomas Hein

/s/ ROBERT GAINES-COOPER       Chairman of the Board of       March 12, 2004
-------------------------      Directors
   Robert Gaines-Cooper

/s/ EDGAR WALLNER              Deputy Chairman and Director   March 12, 2004
-------------------------
   Edgar Wallner

/s/ PETER CLARKE               Executive Vice President and   March 12, 2004
-------------------------      Director
   Peter Clarke

/s/ JERRY C. BENJAMIN                Director                 March 12, 2004
-------------------------
   Jerry C. Benjamim

/s/ ALBERTO C D'ABREU DE PAULO       Director                 March 12, 2004
------------------------------
   Alberto C d'Abreu de Paulo

/s/ JAMES F. GERO                    Director                 March 12, 2004
-------------------------
   James F. Gero

 /s/ FREDERIK K. J. HARTSUIKER       Director                 March 12, 2004
------------------------------
  Frederik K. J. Hartsuiker

/s/ PETER J. HEWETT                  Director                 March 12, 2004
-------------------------
  Peter J. Hewett

/s/ JOHN W. LITTLECHILD              Director                 March 12, 2004
-------------------------
  John W. Littlechild

Orthofix International N.V.

Index to Consolidated Financial Statements
                                                                            Page

Index to Consolidated Financial Statements..................................F-1
Statement of Management's Responsibility for Financial Statements...........F-2
Report of Independent Auditors..............................................F-3
Report of Independent Accountants...........................................F-4
Report of Independent Auditors..............................................F-5
Report of Independent Auditors..............................................F-6
Consolidated Balance Sheets as of December 31, 2003 and 2002................F-7
Consolidated Statements of Operations for the years ended December 31,
  2003, 2002 and 2001.......................................................F-8
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001......................................F-9
Consolidated Statements of Cash Flows for the years ended December 31,
  2003, 2002 and 2001......................................................F-10
Notes to the Consolidated Financial Statements.............................F-11
Schedule 2-- Valuation and Qualifying Accounts..............................S-1
Report of Independent Accountants on Financial Statement Schedule...........S-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Orthofix International N.V.



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

         The Company engaged Ernst & Young LLP independent accountants in 2003 and 2002, and engaged PricewaterhouseCoopers (and for two subsidiaries, Ernst & Young) in 2001, to audit and render an opinion on the consolidated financial statements in accordance with auditing standards generally accepted in the United States. These standards include an assessment of the systems of internal controls and test of transactions to the extent considered necessary by them to support their opinion.

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

Orthofix International N.V.

Report of Independent Auditors

The Board of Directors and Shareholders
Orthofix International N.V.

         We have audited the accompanying consolidated balance sheets of Orthofix International N.V. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

         As described in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

                                                     /s/ ERNST & YOUNG LLP

Charlotte, North Carolina
March 5, 2004

Orthofix International N.V.

Report of Independent Accountants

To the Board of Directors and Shareholders of Orthofix International N.V.:

In our opinion, based on our audit and the report of another auditor, the consolidated statement of operations, of changes in shareholders' equity and of cash flows for the year ended December 31, 2001 present fairly, in all material respects, the results of Orthofix International N.V. and its subsidiaries' (the "Company") operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Novamedix Distribution Limited or Inter Medical Supplies Limited, for the year ended December 31, 2001, both of which are wholly owned subsidiaries, which statements reflect total revenues of $21.2 million for the year ended December 31, 2001. Those statements were audited by another auditor whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Novamedix Distribution Limited or Inter Medical Supplies Limited is based solely on the report of the other auditor. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS


London, England
June 25, 2002

Report of Independent Auditors

To the Board of Directors and Management of Inter Medical Supplies Limited, a subsidiary of Orthofix International N.V.

         We have audited the accompanying statements of operations, shareholder's equity and cash flows for the year ended December 31, 2001 of Inter Medical Supplies Limited, a subsidiary of Orthofix International N.V. (not presented separately herein). These financial statements are the responsibility of the Company's Directors. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Inter Medical Supplies Limited for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                      /s/ ERNST & YOUNG

7 June 2002
Nicosia, Cyprus

Orthofix International N.V.

Report of Independent Auditors

To the Board of Directors and Management of Novamedix Distribution Limited, a subsidiary of Orthofix International N.V.

         We have audited the accompanying statements of operations, shareholders' equity and cash flows of Novamedix Distribution Limited, a subsidiary of Orthofix International N.V. for the year ended December 31, 2001 (not presented separately herein). These financial statements are the responsibility of the Company's Directors. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Novamedix Distribution Limited for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                      /s/ ERNST & YOUNG

7 June 2002
Nicosia, Cyprus

Orthofix International N.V.



Consolidated Balance Sheets as of December 31, 2003 and 2002


(U.S. Dollars, in thousands except share and per share data)                            2003               2002
                                                                                  -----------------     -----------------
Assets
Current assets:
 Cash and cash equivalents...............................................                 $33,559            $48,813
 Trade accounts receivable, less allowance for doubtful accounts of $4,314
 and $3,156 at December 31, 2003 and 2002, respectively..................                  70,690             54,654
 Inventories.............................................................                  30,713             23,471
 Deferred income taxes...................................................                   3,978              3,271
 Prepaid expenses........................................................                   2,865              2,257
 Other current assets....................................................                   6,063              4,532
                                                                                  -----------------     -----------------
Total current assets.....................................................                 147,868            136,998
Securities and other investments.........................................                   5,775              4,753
Property, plant and equipment, net.......................................                  19,169             13,841
Patents and other intangible assets, net.................................                  65,726              4,214
Goodwill, net............................................................                 168,397             58,781
Other long-term assets ..................................................                   6,244              2,187
                                                                                  -----------------     -----------------
Total assets.............................................................                $413,179            $220,774
                                                                                  =================     =================
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings........................................................                     $72             $6,977
  Current portion of long-term debt......................................                  11,063                399
  Trade accounts payable.................................................                   9,640              7,562
  Accounts payable to related parties....................................                   1,929              2,075
  Other current liabilities..............................................                  30,236             20,113
                                                                                  -----------------     -----------------
  Total current liabilities..............................................                  52,940             37,126
                                                                                  -----------------     -----------------
Long-term debt...........................................................                  99,072                 44
Deferred income taxes....................................................                  16,642              2,202
Deferred income..........................................................                   2,500              2,500
Other long-term liabilities..............................................                     186                 58
Deferred compensation....................................................                   1,063                893
                                                                                  -----------------     -----------------
  Total liabilities......................................................                 172,403             42,823

Minority interests                                                                             --              9,867
Commitments and contingencies (Notes 11 and 15)
Shareholders' equity
  Common shares $0.10 par value
  Authorized:       30,000,000              (2002:  30,000,000)..........
  Issued:           14,980,010              (2002:  13,840,477)..........                   1,498              1,384
  Outstanding:      14,980,010              (2002:  13,636,178)..........
 Additional paid-in capital                                                                81,960             50,884
Less:  treasury shares, at cost (2003: -; 2002: 195,000).................                      --             (5,281)
                                                                                  -----------------     -----------------
                                                                                           83,458             46,987
  Retained earnings......................................................                 147,924            123,194
  Accumulated other comprehensive income.................................                   9,394             (2,097)
                                                                                  -----------------     -----------------
Total shareholders' equity...............................................                 240,776            168,084
                                                                                  -----------------     -----------------
Total liabilities, minority interests and shareholders' equity...........                $413,179           $220,774
                                                                                  =================     =================


The accompanying notes form an integral part of these consolidated financial statements.

Orthofix International N.V.





Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

(U.S. Dollars, in thousands, except share and per share data)            2003          2002          2001
                                                                     ------------- ------------- -------------
Net sales......................................................       $203,707      $177,595      $162,360
Cost of sales..................................................         51,090        44,819        42,952
                                                                     ------------- ------------- -------------
     Gross profit..............................................        152,617       132,776       119,408
                                                                     ------------- ------------- -------------
Operating expenses
    Sales and marketing........................................         76,756        64,433        59,397
    General and administrative.................................         20,465        17,192        18,384
    Research and development...................................          8,128         7,509         6,985
    Amortization of intangible assets..........................            995           703         4,143
    Litigation and settlement costs............................          5,689            --            --
                                                                     ------------- ------------- -------------
                                                                       112,033        89,837        88,909
                                                                     ------------- ------------- -------------
    Total operating income ....................................         40,584        42,939        30,499
                                                                     ------------- ------------- -------------
Other income (expense)
    Interest income............................................            654           813         1,673
    Interest expense ..........................................           (815)         (610)       (1,137)
    Loss in joint venture......................................         (1,785)       (2,056)           --
    Other, net.................................................            677          (556)         (368)
                                                                     ------------- ------------- -------------
Other income (expense), net....................................         (1,269)       (2,409)          168
                                                                     ------------- ------------- -------------
  Income before income taxes and minority interests............         39,315        40,530        30,667
Income tax expense.............................................        (14,585)      (12,875)       (7,867)
                                                                     ------------- ------------- -------------
  Income before minority interests.............................         24,730        27,655        22,800
                                                                     ------------- ------------- -------------
Minority interests.............................................             --        (1,742)       (1,836)
                                                                     ------------- ------------- -------------
  Net income ..................................................        $24,730       $25,913       $20,964
                                                                     ============= ============= =============
Net income per common share - basic............................         $1.76         $1.96         $1.60
                                                                     ============= ============= =============


Net income per common share - diluted..........................         $1.68         $1.76         $1.42
                                                                     ============= ============= =============


Weighted average number of common shares - basic...............        14,061,447    13,196,524    13,086,467
                                                                     ============= ============= =============


Weighted average number of common shares - diluted.............        14,681,883    14,685,236    14,737,567
                                                                     ============= ============= =============



The accompanying notes form an integral part of these consolidated financial statements.

Orthofix International N.V.



Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001


                               Number of                                                  Accumulated
(U.S. Dollars,  in              Common                 Additional   Treasury                 Other         Total
thousands, except share         Shares        Common     Paid-in     Shares    Retained  Comprehensive  Shareholders'
data)                         Outstanding     Shares     Capital    (at cost)  Earnings     Income         Equity
                             --------------  --------- ---------  ----------- ----------   ---------     ----------
At December 31, 2000.....      13,206,297     $1,366    $66,711     $(5,841)    $76,317    $(5,565)       $132,988

Net income...............               -          -          -           -      20,964          -          20,964
Other comprehensive income
  Unrealized gain on
  marketable securities (net
  of taxes of $12).......               -          -          -           -           -         19              19
  Translation adjustment.               -          -          -           -           -     (1,186)         (1,186)
                                                                                                         ----------
Total comprehensive income                                                                                  19,797

Common shares issued.....         177,479         18      1,755           -           -          -           1,773
Shares purchased for
treasury.................        (581,500)         -          -      (16,456)         -          -         (16,456)
                             --------------  --------- ---------  ----------- ----------   ---------     ----------
At December 31, 2001.....      12,802,276      1,384     68,466      (22,297)    97,281     (6,732)        138,102

Net income...............                          -          -           -      25,913          -          25,913
Other comprehensive income
  Translation adjustment.               -          -          -           -           -      4,635           4,635
                                                                                                         ----------
Total comprehensive income                                                                                  30,548

Common shares issued.....       1,510,902        151     21,169           -           -          -          21,320
Shares retired from treasury            -       (151)   (38,751)      38,902          -          -               -
Shares purchased for
treasury.................        (677,000)         -          -      (21,886)         -          -         (21,886)
                             --------------  --------- ---------  ----------- ----------   ---------     ----------
At December 31, 2002.....      13,636,178      1,384     50,884       (5,281)   123,194     (2,097)        168,084

Net income...............               -          -          -           -      24,730          -          24,730
Other comprehensive income
  Unrealized gain on
  marketable securities
  (net of taxes of $112).               -          -          -           -           -        185             185
  Reclassification adjustment
  for gains on the sale of
  marketable securities..               -          -          -           -           -       (341)           (341)
  Translation adjustment.                                                                   11,647          11,647
                                                                                                         ----------
Total comprehensive income                                                                                  36,221

Common shares issued.....         769,117         73     12,988           -           -         -           13,061
Common shares issued in
connection with Breg
acquisition..............         731,715         73     27,732           -           -         -           27,805
Shares retired from treasury                     (32)    (9,644)       9,676          -         -                -
Shares purchased for
treasury.................        (157,000)         -          -       (4,395)         -         -           (4,395)
                             --------------  --------- ---------  ----------- ----------   ---------     ----------
At December 31, 2003.....      14,980,010     $1,498    $81,960    $      -    $147,924     $9,394        $240,776
                             --------------  --------- ---------  ----------- ----------   ---------     ----------


The accompanying notes form an integral part of these consolidated financial statements.

Orthofix International N.V.




Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001


(U.S. Dollars, in thousands)                                                   2003         2002          2001
                                                                           ------------   ----------   ----------
Cash flows from operating activities:
Net income ..........................................................         $24,730      $25,913      $20,964
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................           6,949        5,829        7,950
    Provision for doubtful accounts..................................           5,192        4,980        3,564
    Loss on sale of fixed assets.....................................               -           39           42
    Deferred taxes...................................................             131        1,092         (381)
    Minority interest in net income of consolidated subsidiaries.....               -        1,742        1,836
    Tax benefit on non-qualified stock options.......................           1,358          863          301
    Other............................................................           3,193        2,156          (88)
Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable..............................................          (9,287)     (11,567)      (8,275)
    Inventories......................................................            (435)      (3,790)        (380)
    Other current assets.............................................             989        2,306       (1,272)
    Trade accounts payable...........................................          (1,024)         939         (243)
    Other current liabilities........................................              (7)      (1,198)      (5,150)
                                                                           ------------   ----------   ----------
Net cash provided by operating activities............................          31,789       29,304       18,868
                                                                           ------------   ----------   ----------
Cash flows from investing activities:
    Payments made in connection with acquisitions and investments,           (150,572)      (8,514)      (8,957)
         net of cash acquired........................................
    Capital expenditures.............................................          (5,238)      (7,130)      (6,769)
    Proceeds from sale of equipment..................................               -          218          152
    Restricted cash..................................................               -            -          932
    Other............................................................             354       (1,330)           -
                                                                           ------------   ----------   ----------
Net cash used in investing activities................................        (155,456)     (16,756)     (14,642)
                                                                           ------------   ----------   ----------
Cash flows from financing activities:
    Net proceeds from issue of common shares.........................          11,705        20,457        1,773
    Repurchase of treasury shares....................................          (4,395)      (21,886)     (16,456)
    Payment of debt issuance costs...................................          (2,783)            -            -
    Proceeds from loans and borrowings...............................         110,092         3,144        1,812
    Repayment of loans and borrowings................................          (7,995)       (2,028)      (6,786)
                                                                           ------------   ----------   ----------
Net cash provided by (used in) financing activities..................         106,624          (313)     (19,657)
                                                                           ------------   ----------   ----------
Effect of exchange rates changes on cash.............................           1,789         2,305         (754)
                                                                           ------------   ----------   ----------
Net (decrease) increase in cash and cash equivalents.................         (15,254)       14,540      (16,185)
Cash and cash equivalents at the beginning of the year...............          48,813        34,273       50,458
                                                                           ------------   ----------   ----------
Cash and cash equivalents at the end of the year.....................         $33,559       $48,813      $34,273
                                                                           ============   ==========   ==========
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest...........................................................            $770          $683         $752
  Income taxes.......................................................         $14,546        $9,219      $14,673


Non-cash investing activities
Issuance of common stock to acquire Breg, Inc........................         $27,805            -            -

The accompanying notes form an integral part of these consolidated financial statements.

Orthofix International N.V.
Notes to the consolidated financial statements


Description of business

           Orthofix International N.V. and its subsidiaries (the Company) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic products market.

1    Accounting policies

     (a)  Basis of consolidation

           The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries and entities over which the Company has control. Percents of ownership at December 31, 2003 were as follows (100% owned unless otherwise noted):

Orthofix Inc. (U.S.A.)
Breg, Inc. (U.S.A.)
Orthofix Holdings Inc. (U.S.A)
Orthofix US LLC (U.S.A.)
Orthofix S.r.l. (Italy)
Novamedix Services Limited (U.K.)
Orthosonics Limited (U.K.)
Intavent Orthofix Limited (U.K.)
Colgate Medical Limited (U.K.)
Orthofix Limited (U.K.)
Orthofix UK Limited (U.K.)
Novamedix Distribution Limited (Cyprus)
Inter Medical Supplies Limited (Cyprus)
Inter Medical Supplies Limited (Seychelles)
Orthofix AG (Switzerland) 70% owned
Orthofix GmbH (Germany) 70% owned
Orthofix International B.V. (Holland)
Orthofix II B.V. (Holland)
Orthofix S.A. (France)
Orthofix do Brasil (Brazil) 89.5% owned
Promeca S.A. de C.V. (Mexico) 61.25% owned

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

           The results of subsidiaries acquired during the year are included in the consolidated statements of operations from the date of their acquisition.

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

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)



resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of shareholders' equity.

     (c)  Inventories

           Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess or obsolete items. Cost is determined on a weighted-average basis, which approximates the FIFO method. The valuation of work-in-process, finished goods, field inventory and consignment inventory includes the cost of materials, labor and production.

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

                                                        Years
                                                        -----
                  Buildings                            25 to 33
                  Plant and equipment                   2 to 10
                  Furniture and fixtures                 4 to 8

           Expenditures for maintenance and repairs and minor renewals and improvements, which do not extend the life of the respective asset is expensed. All other expenditures for renewals and improvements are capitalized. The assets and related accumulated depreciation are adjusted for property retirements and disposals, with the resulting gain or loss included in operations. Fully depreciated assets remain in the accounts until retired from service.

           Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets primarily include patents and other technology agreements, trademarks, licenses, customer relationships and distribution networks. They are generally amortized using the straight-line method over estimated useful lives of 5 to 25 years for all acquisitions completed prior to June 30, 2001. For acquisitions completed subsequent to June 30, 2001, identifiable intangible assets are generally amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefit of the intangible assets are consumed.

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

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)



           The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flows over the assets' remaining estimated useful life is less than the carrying value of such assets. The measurement for such impairment loss is then based on the fair value of the related asset or group of assets.

     (g)  Revenue recognition

           Revenues are recognized as income in the period in which title passes and the products are delivered or for royalties, when the royalty is earned. Revenues for inventory delivered on consignment are recognized as the product is accepted or used by the consignee. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Revenues are reduced for estimated returns under the Company's limited guarantee programs. Shipping and handling costs are included in cost of sales.

     (h)  Research and development costs

           Expenditures for research and development are expensed as incurred.

     (i)  Income taxes

           Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Deferred tax assets and liabilities resulting from such differences are recorded based on the enacted tax rates that will be in effect when the differences are expected to reverse.

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

     (k)  Net income per common share

         Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Net income per common share - basic is computed using the weighted average number of common shares outstanding during each of the respective years. Net income per common share - diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years. Common equivalent shares represent the diluted effect of the assumed exercise of outstanding share options (see Note 18 to the Consolidated Financial Statements) and the only differences between basic and diluted shares result solely from the assumed exercise of certain outstanding share options and warrants.

     (l)  Cash and cash equivalents

           The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)



     (m)  Sale of accounts receivable

           The Company follows the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Trade accounts receivable sold without recourse are removed from the balance sheet at the time of sale.

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

     (p)  Reclassifications

           Certain prior year amounts have been reclassified to conform to the 2003 presentation.

     (q)  Acquisition of treasury stock

           It is the Company's practice, where appropriate, to buy in its own shares in order to enhance shareholder value. Treasury stock is held at cost until it is retired.

     (r)  Stock based compensation

           The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 and related interpretation. Accordingly, the Company has adopted the disclosure only alternative of SFAS No. 148 "Accounting for Stock Based Compensation Transition and Disclosure an amendment of FASB statement No. 123" (FASB 148). Under APB 25, no compensation cost has been recognized for stock options issued under these plans.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


           Pro forma information regarding the Company's net income and net income per common share for the years ended December 31, 2003, 2002 and 2001 as required by SFAS 148 has been determined as if the Company had accounted for its employee stock option plans under the fair value method of the statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                  Year ended December 31,
                                            ----------------------------------
(In thousands except per share data)          2003        2002       2001
                                            ---------  ----------  -----------
Net income
  As reported                                $24,730     $25,913    $20,964

  Stock based employee compensation
    cost, net of related tax effects          (2,454)     (2,492)    (2,749)
                                            ---------  ----------  -----------

  Pro forma                                  $22,276     $23,421    $18,215

Net income per common share - basic

  As reported                                  $1.76       $1.96      $1.60

  Pro forma                                    $1.58       $1.77      $1.39

Net income per common share - diluted

  As reported                                  $1.68       $1.76      $1.42

  Pro forma                                    $1.52       $1.59      $1.24


           The fair value of the options under each plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0%, 0% and 0%; expected volatility of 35%, 35% and 40%; risk-free interest rates of 3.5%, 3.5% and 3.5%; and expected lives of 4.50, 4.50 and 4.50 years.

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

     (s)  Recently issued Accounting Standards

         In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued. The interpretation provides guidance on consolidating variable interest entities and requires the consolidation of any variable interest entities (VIE) in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. However, the Revised Interpretations must be applied no later than the Company's first quarter of 2004. Based upon the information known to date, the Company does not believe it has any significant VIEs.

     (t)  Fair Value of Financial Instruments

           The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, accounts receivable, short-term bank debt and accounts payable approximate fair value due to the short-term maturities of

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)



these instruments. The Company's long-term secured debt carries a floating rate of interest and approximates fair value.

     (u)  Advertising Costs

           The Company expenses all advertising costs as incurred.

     (v)  Other Comprehensive Income

           Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
As of December 31, 2003 and 2002, foreign currency translation was a gain of $9.4 million and a loss of $2.3 million, respectively. There were no unrealized gains or losses on available-for-sale marketable securities as of December 31, 2003 and a gain of $0.2 million as of December 31, 2002.

2    Acquisitions

           On December 30, 2003, the Company purchased 100% of the stock of Breg, Inc. (Breg) for a purchase price of $150 million plus closing adjustments and acquisition costs. The acquisition and related costs were financed with $110 million of senior secured bank debt, cash on hand and the issuance of 731,715 shares of Orthofix common stock. Breg, based in Vista, California, designs, manufactures and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international independent distributors.

         The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations". The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition.

           A preliminary allocation of the purchase price reflects the following:

       Working capital, other than cash                              $11,169
       Fixed assets acquired                                           5,569
       Identifiable intangible assets (definite lived)                35,401
       Identifiable intangible assets (indefinite lived)              23,900
       Deferred tax liability                                        (14,250)
       Goodwill                                                       94,512
                                                              ---------------
       Preliminary purchase price                                   $156,301
                                                              ===============

         The purchase price for the acquisition is subject to potential upward or downward adjustments based on the difference between the estimated and final working capital of Breg as defined in the acquisition agreement. An escrow account of $12.0 million has been established to fund the working capital adjustment and other indemnities. Distributions under the escrow agreement are scheduled during 2005. In addition, other items that may affect the final purchase price allocation include revisions to intangible assets based on final appraisals and other information that provides a better estimate of the fair value of the assets acquired and the liabilities assumed.

           On March 20, 2003, the Company completed the acquisition of the remaining 48% minority interest in Intavent Orthofix Limited (IOL) for $20.6 million, including acquisition costs, with an effective date of January 14, 2003. The Company utilized an independent firm to complete a valuation of IOL. The Company used cash on hand to complete this purchase from Intavent Limited (Intavent). Mr. Gaines-Cooper, Chairman of Orthofix, is a settlor of a trust which owns a 30% interest in Intavent. IOL has been a fully consolidated subsidiary and is now a wholly-owned subsidiary of the Company. The Company recorded this additional equity purchase using the purchase method of accounting and the impact has been included in the results of operations from the date of acquisition. A final allocation of the purchase price reflects the settlement of a minority interest obligation of approximately $9.9 million, identifiable intangible assets of approximately $1.2 million and $9.5 million of additional goodwill.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


           The summary pro forma condensed unaudited results of operations and earnings per share for the years ended December 31, 2003 and 2002, assuming consummation of the acquisitions during 2003 as of January 1, 2003 and 2002, respectively, are as follows:


                                    Year Ended December 31, 2003               Year Ended December 31, 2002
                               ----------------------------------------    --------------------------------------
                                  As Reported            Pro Forma            As Reported          Pro Forma
                               ------------------    ------------------    ---------------     ------------------
     Net sales                     $203,707              $264,944              $177,595            $231,697
     Net income                      24,730                26,128                25,913              28,589
     Per share data:
          Basic                       $1.76                 $1.77                 $1.96               $2.05
          Diluted                     $1.68                 $1.70                 $1.76               $1.85


           In December 2001, the Company purchased an additional 15% equity interest in Orthosonics Limited (OSN) for $190,000, thereby raising the Company's ownership in OSN from 70% to 85%. In December 2002, minority interest holders exercised put options to sell their remaining 15% equity interest in OSN to the Company for approximately $660,000, therefore resulting in a wholly-owned subsidiary. The results of operations for the years ending December 31, 2002 and 2001 have been included on a fully consolidated basis in the Statement of Operations of the Company with a minority interest adjustment until the date OSN was wholly-owned. The impact of the additional equity ownership on the results of operations had the acquisition occurred at the beginning of the periods are immaterial. As a result of these transactions, a minority interest obligation of approximately $203,000 was settled and approximately $647,000 of additional goodwill was recorded. In July, 2003, the Company paid $0.7 million for the earn-up provision, accrued for in 2002, associated with the acquisition of the remaining 15% equity interest.

         In December, 2002, the Company acquired an additional 21.5% equity interest in Orthofix do Brasil for $70,000, thereby raising the Company's ownership of Orthofix do Brasil to 89.5% from 68%.

           On April 20, 1999, the Company paid $1.9 million to the shareholders in Novamedix Distribution Limited (NDL) for an additional 10% equity interest, following exercise by such shareholders of their put option over such shares, thereby raising the Company's ownership of NDL from 80% to 90%. In December 1999, the Company acquired the remaining 10% equity interest in NDL for $2 million. In April 2002, the Company paid $5.2 million for the earn-up provision associated with the acquisition of NDL.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)



3    Inventories

                                                         December 31,
                                                   --------------------------
(In thousands)                                        2003         2002
                                                   ------------- ------------
Raw materials                                          $6,153       $2,177
Work-in-process                                         2,453        1,210
Finished goods                                         13,437       11,668
Field inventory                                         5,202        5,260
Consignment inventory                                   7,124        5,910
Less reserve for obsolescence                          (3,656)      (2,754)
                                                   ------------- ------------
                                                      $30,713      $23,471
                                                   ============= ============




4    Securities and other investments

           In 2003, the Company sold $250,000 of marketable equity securities for $354,000 in cash that were included in the Consolidated Balance Sheet as Securities and other investments at December 31, 2002.

           During 2003, Ferrer Freeman & Co., a private equity firm that invests exclusively in health care and health care-related companies, purchased 100% of HealthSouth's interest in OrthoRx, which resulted in it becoming the Company's new partner in the joint venture. On May 6, 2003 and June 16, 2003, the Company invested an additional $350,000 and $1,150,000, respectively, in the OrthoRx joint venture. Ferrer Freeman & Co. matched the Company's investment. The Company is accounting for this investment on the equity method and has reduced its investment to $1.6 million and $1.9 million as of December 31, 2003 and 2002 to reflect its portion of the joint venture's net losses for the years then ended.

           In 2003, the Company purchased an equity interest in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products, for $1.5 million. The investment is accounted for under the cost method.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


5    Property, plant and equipment

                                                          December 31,
                                                    -------------------------
(In thousands)                                          2003         2002
                                                    ------------  -----------
Cost
Buildings                                              $4,728       $3,414
Plant and equipment                                    31,445       23,026
Furniture and fixtures                                  9,064        7,138
                                                    ------------  -----------
                                                       45,237       33,578
Accumulated depreciation                              (26,068)     (19,737)
                                                    ------------  -----------
                                                      $19,169      $13,841
                                                    ============  ===========

           Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $5.7 million, $5.1 million and $3.8 million, respectively.

6    Patents and other intangible assets


                                                                                      December 31,
                                                                                 -------------------------
(In thousands)                                                                       2003         2002
                                                                                 ------------ ------------
Cost
     Patents                                                                       $17,747      $16,104
     Other                                                                           2,250          522
     Intangible Assets Acquired:
         Trademarks                                                                 23,900            -
         Distribution network (10 year weighted average useful life)                35,000            -
         Other (9 year weighted average useful life)                                 1,644            -
                                                                                 ------------ ------------
                                                                                    80,541       16,626
Accumulated amortization
     Patents                                                                       (13,650)     (12,196)
     Other                                                                            (987)        (216)
     Intangible Assets Acquired:
         Trademarks                                                                      -            -
         Distribution network                                                            -            -
         Other                                                                        (178)           -
                                                                                 ------------ ------------
                                                                                   $65,726       $4,214
                                                                                 ============ ============

           Amortization expense for intangible assets is estimated to be approximately $5.7 million, $5.8 million, $5.9 million, $5.5 million and $5.3 million for the periods ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively. The Company has $23.9 million of trademarks with indefinite lives as of December 31, 2003. There were no indefinite lived intangible assets at December 31, 2002.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


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

           In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The nonamortization of goodwill has increased the Company's net income and earnings per share beginning in 2002. The following are unaudited pro forma results assuming goodwill had not been amortized prior to January 1, 2002:


                                                                               Year ended December 31,
                                                                  ------------------------------------------------
(In thousands, except per share data)                                  2003              2002              2001
                                                                  -------------  -----------------  --------------
Reported net income                                                 $24,730            $25,913          $20,964
Adjustment for amortization of goodwill, net of tax                       -                  -            3,345
                                                                  -------------  -----------------  --------------
         Adjusted net income                                        $24,730            $25,913          $24,309
                                                                  =============  =================  ==============

Reported net income per common share - basic                           $1.76              $1.96            $1.60
Adjustment for amortization of goodwill, net of tax                     -                  -               $0.26
                                                                  -------------  -----------------  --------------
         Adjusted net income per common share - basic                  $1.76              $1.96            $1.86
                                                                  =============  =================  ==============
Reported net income per common share - diluted                         $1.68              $1.76            $1.42
Adjustment for amortization of goodwill, net of tax                     -                  -               $0.23
                                                                  -------------  -----------------  --------------
         Adjusted net income per common share - diluted                $1.68              $1.76            $1.65
                                                                  =============  =================  ==============


           The changes in the net carrying values of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                                         December 31,
                                                   -------------------------
(In thousands)                                         2003          2002
                                                   ------------  -----------
Beginning balance                                     $58,781      $56,707
Acquisitions                                          103,935          601
Earnouts                                                   19          850
Foreign currency effects                                5,662          623
                                                   ------------  -----------
                                                     $168,397      $58,781
                                                   ============  ===========

           For a discussion of acquisitions since January 1, 2002 and the associated goodwill, see Note 2 to the Consolidated Financial Statements.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


           Total goodwill acquired and earnouts by segment in 2003 and 2002 was as follows:

(In thousands)                                       2003          2002
                                                 ------------  -----------
Americas                                           $      -       $   70
Breg                                                 94,512            -
International                                         9,442        1,381
                                                 ------------  -----------
                                                   $103,954       $1,451
                                                 ============  ===========


8    Bank borrowings

                                                        December 31,
                                                 ------------  -----------
(In thousands)                                      2003         2002
                                                 ------------  -----------
Borrowings under line of credit                      $72         $6,977
                                                 ============  ===========


         The weighted average interest rate on the line of credit as of December 31, 2003 and 2002 was 4.00% and 4.06%, respectively.

         Borrowings under lines of credit consist of borrowings in Euros. The Company had unused available lines of credit of $10.6 million and $13.8 million at December 31, 2003 and 2002, respectively. The terms of these lines of credit give the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. The lines of credit are unsecured.

9    Other current liabilities

                                                            December 31,
                                                     ------------  -----------
(In thousands)                                              2003         2002
                                                     ------------  -----------
Accrued expenses                                         $12,001       $7,031
Salaries and related taxes payable                        11,259        4,367
Other payables                                             1,794        3,533
Provision for AME bonus and earnout (Note 15)              5,182        5,182
                                                     ------------  -----------
                                                         $30,236      $20,113
                                                     ============  ===========

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)




10   Long-term debt

                                                            December 31,
                                                     ------------  -----------
(In thousands)                                           2003         2002
                                                     ------------  -----------

Long-term obligations                                 $110,000         $336
Other loans                                                135          107
                                                     ------------  -----------
                                                       110,135          443
Less current portion                                   (11,063)        (399)
                                                     ------------  -----------
                                                       $99,072          $44
                                                     ============  ===========


         Long-term obligations include a senior secured term note for $110.0 million. Concurrently with the closing of the Breg acquisition, Colgate Medical Limited (Colgate or the Borrower), a wholly owned subsidiary of the Company, entered into the senior secured bank facility. The senior secured bank facility provides for (1) a five-year amortizing term loan of $110.0 million, which has a scheduled maturity of December 30, 2008, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15.0 million, which was not drawn on as of December 31, 2003. This obligation has a floating interest rate of LIBOR or prime rate plus a margin that is adjusted quarterly based on the Borrower's leverage ratio. The interest rate as of December 31, 2003 was 3.91%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the bank facility and Colgate's subsidiaries under their guarantees are secured by the pledge of their respective assets. Certain of the Company's other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

         In addition to the scheduled debt repayments, the senior secured bank facility requires mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount initially equal to 75% of the excess annual cash flow of Colgate and its subsidiaries, reducing to 50% upon the attainment of a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt issuance by Colgate and its subsidiaries or any equity issuance by the Company or Colgate or any of its subsidiaries, (c) the net cash proceeds of asset dispositions over a minimum threshold or (d) unless reinvested, insurance proceeds or condemnation awards.

         The credit agreement contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to the Company and its subsidiaries on a consolidated basis.

         The weighted average interest rate on long-term obligations as of December 31, 2003 and 2002 was 3.92% and 7.93%, respectively.

         The aggregate maturities of long-term debt after December 31, 2003 are as follows: 2004 - $11.1 million, 2005 - $11.1 million, 2006 - $11.0 million,
2007 - $11.0 million and 2008 - $66.0 million.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)





11   Commitments

Leases

           The Company has entered into operating leases for facilities and equipment. Rent expense under the Company's operating leases for the years ended December 31, 2003, 2002 and 2001 were approximately $2.6 million, $2.3 million and $2.5 million, respectively. Future minimum lease payments under operating leases as of December 31, 2003 are as follows:

(In thousands)

2004                                                                $3,134
2005                                                                 2,903
2006                                                                 1,714
2007                                                                 1,139
2008                                                                   962
Thereafter                                                           1,458
                                                               --------------
Total                                                              $11,310
                                                               ==============

Other

           In connection with the incorporation of Orthofix AG, the Company has been granted an option to purchase a further 15% of the shares of that company by the minority shareholders. The latter have been granted an option to request the Company to purchase the remaining 15% of the shares. Both options are exercisable between five and ten years after the incorporation of Orthofix AG, November 2000. The purchase consideration is based on a multiple of the net income of Orthofix AG in the twelve month period preceding the exercise date.

           In December 2002, the Company acquired the rights to a minimally invasive method of fracture stabilization and fixation for the hip. The Company paid $1 million for the worldwide rights to market this product for four years. In addition, the Company will pay a royalty of up to $5 million based on future sales. The Company at its option has the right to acquire all of the patents pertaining to the devices for $5 million. The royalty fee paid by the Company during the four year licensing period will be applied against the purchase price of the patents. Royalties for the year ended December 31, 2003 were approximately $0.2 million and are included in cost of sales.

12   Business segment information

           The Company designs, manufactures, markets and distributes medical equipment used principally by musculoskeletal medical specialists for orthopedic applications.

         During the three years ended December 31, 2003, the Company's operations were managed as two geographic business units (the Americas and International) plus Group activities. The Americas geographic business unit includes the United States, Mexico and Brazil. International consists of the rest of the world plus export distribution operations. Effective December 30, 2003, the Company acquired Breg. Due to the timing of the acquisition, Breg had no impact on the Company's statement of operations for the year ended December 31, 2003; however, its identifiable and long-lived assets are presented in the segment information below as of December 31, 2003.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         Net sales, operating income, and identifiable assets as of and for the three years ended December 31, 2003 for the Company and its subsidiaries are as follows:

                            Net sales              Operating income/(expense)         Identifiable assets
                  ------------------------------- ----------------------------  --------------------------------
(In thousands)      2003       2002       2001      2003      2002      2001       2003       2002       2001
                  ---------  ---------  --------- --------  --------  --------  ---------   ---------  ---------

International     $137,659   $116,601   $102,727  $17,564   $26,143   $20,065   $164,905    $169,071   $142,330

Americas           117,920    103,624     93,995   25,770    25,130    12,629     95,188      80,848     64,724

Breg                     -          -          -        -         -         -    179,237           -          -
                  ---------  ---------  --------- --------  --------  --------  ---------   ---------  ---------

Geographical
total              255,579    220,225    196,722    43,334    51,273    32,694   439,330     249,919    207,054

Group activities         -          -          -   (4,021)   (3,788)   (3,677)    79,828      56,652     64,815

Intercompany
and investment
eliminations       (51,872)   (42,630)   (34,362)    1,271    (4,546)    1,482  (105,979)    (85,797)   (82,955)
                  ---------  ---------  --------- --------  --------  --------  ---------   ---------  ---------
Total             $203,707   $177,595   $162,360   $40,584   $42,939   $30,499  $413,179    $220,774   $188,914
                  =========  =========  ========= ========  ========  ========  =========   =========  =========

                  Depreciation and amortization        Income tax expense            Other income (expense)
                  ------------------------------- ----------------------------  --------------------------------
(In thousands)      2003       2002       2001      2003      2002      2001       2003       2002       2001
                  ---------  ---------  --------- --------  --------  --------  ---------   ---------  ---------
International       $3,285     $2,927     $3,204    $4,706    $3,757    $2,493    $1,515      $1,695       $320

Americas             3,664      2,902      4,646     9,867     9,061     5,365       324        (934)      (853)

Breg                     -          -          -        -         -         -          -           -          -

Group activities         -          -        100        12        57         9    (3,108)     (3,170)       701
                  ---------  ---------  --------- --------  --------  --------  ---------   ---------  ---------
Total               $6,949     $5,829     $7,950   $14,585   $12,875    $7,867   $(1,269)    $(2,409)      $168
                  =========  =========  ========= ========  ========  ========  =========   =========  =========



         Capital expenditures for each segment are as follows:

(In thousands)                       2003          2002          2001
                                   --------     ---------     ---------

International                       $2,316        $3,492        $2,863

Americas                             2,914         3,631         3,902

Group activities                         8             7             4
                                   --------     ---------     ---------
                                    $5,238        $7,130        $6,769
                                   ========     =========     ==========

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


     Geographical information

         Analysis of net sales by geographic destination:

(In thousands)                              2003          2002          2001
                                         ----------   ----------    ----------
U.S.                                      $132,858     $117,991      $110,345

Other                                        4,995        4,920         2,689
                                         ----------   ----------    ----------
Americas                                   137,853      122,911       113,034


U.K.                                        25,162       22,099        19,053

Italy                                       16,447       12,601        11,041

Other                                       24,245       19,984        19,232
                                         ----------   ----------    ----------
International                               65,854       54,684        49,326
                                         ----------   ----------    ----------
                                          $203,707     $177,595      $162,360
                                         ==========   ==========    ==========

         There are no sales in the Netherlands Antilles.

         Analysis of long-lived assets by geographic area:

(In thousands)                              2003          2002
                                         ----------   ----------
U.S.                                      $200,626      $39,936

Italy                                       12,122       10,529

U.K.                                        24,866       12,202

Cyprus                                      10,619       10,373

Others                                      10,834        8,549
                                         ----------   ----------
                                          $259,067      $81,589
                                         ==========   ==========

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


13  Income taxes

         The Company and each of its subsidiaries are taxed at the rates applicable within each respective company's jurisdiction. The composite income tax rate will vary according to the jurisdictions in which profits arise. The components of the provision for income tax expense (benefit) are as follows:

                                                Year ended December 31,
                                          ------------------------------------
(In thousands)                              2003         2002          2001
                                          --------     --------     --------
Italy  - Current                           $1,948       $2,097       $1,085

       - Deferred                            (371)         (51)        (211)

Cyprus - Current                              224          516         (133)

       - Deferred                              16           28           56

U.K.   - Current                            2,670        1,518        1,342

       - Deferred                              37           17          404

U.S.   - Current                            9,471        7,651        5,097

       - Deferred                             333        1,319          165

Netherlands Antilles

       - Current                               12            5          145

Other  - Current                             (212)          (4)         (83)

       - Deferred                             457         (221)           -
                                          --------     --------     --------
         Total tax expense                $14,585      $12,875       $7,867
                                          ========     ========     ========

         Income from continuing operations before provision for income taxes consisted of:

                                               Year ended December 31,
                                          ----------------------------------
(In thousands)                             2003         2002          2001
                                          --------     --------     --------
U.S.                                      $26,624      $24,781      $11,689

Non U.S.                                   12,691       15,749       18,978
                                          --------     --------     --------
                                          $39,315      $40,530      $30,667
                                          --------     --------     --------

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         The tax effects of the significant temporary differences, which comprise the deferred tax liabilities and assets, are as follows:

(In thousands)                             2003           2002
                                        ----------     ----------
Deferred tax liabilities

Goodwill                                   $(845)         $(570)

Patents and other intangible assets      (13,605)          (375)

Property, Plant and Equipment               (170)           (95)

Other                                     (2,022)        (1,162)
                                        ----------     ----------
                                         (16,642)        (2,202)

Deferred tax assets

Accrued compensation                        $193           $128

Inventories and related reserves           1,461          1,146

Allowance for doubtful accounts            2,324          1,997

Net operating loss carryforwards             609             80

Deferred royalties                           939            939

Other                                          -           (162)
                                        ----------     ----------
                                           5,526          4,128

Valuation Allowance                         (529)             -
                                        ----------     ----------
                                           4,997          4,128
                                        ----------     ----------
Net deferred tax asset (liability)      $(11,645)        $1,926
                                        ==========     ==========

         During 2003, the Company generated net taxable losses in locations where it was more likely than not that those losses will not be utilized, and accordingly, a valuation allowance was established. Additionally, in connection with the Breg acquisition, the Company recorded a $14.3 million deferred tax liability related to the preliminary purchase price allocation.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


                                                 Year ended December 31,
                                            -------------------------------
(In thousands)                                 2003        2002       2001
                                            --------     -------  ---------
Statutory tax (tax rate presented
  is for 2003 only):

Italy (40.25%)                               $1,788      $2,050    $2,905

Cyprus (4.25%)                                  248         441       495

Seychelles (40%)                                806       2,460       776

U.K.  (30%)                                   2,584         930     1,556

U.S. (38.5%)                                  9,318       9,588     4,500

Netherlands Antilles                             25           -         -

Other                                          (357)       (654)       75
                                            --------    --------  ---------
                                             14,412      14,815    10,307
                                            --------    --------  ---------
Tax benefit on DMO transaction                    -           -    (1,955)

Goodwill                                          -           -       672

Change in valuation allowance                   529           -      (389)

Tax holiday benefit - Seychelles               (806)     (2,460)     (776)

Other differences                               450         520         8
                                            --------    --------  ---------
Income tax expense                          $14,585     $12,875    $7,867
                                            ========    ========  =========

         A portion of the other differences relates to income tax charged during the year on inter-group stock profits arising from the sale of inventories from one subsidiary to another and which have not been sold to third parties at year end. For the twelve months ended December 31, 2003, 2002 and 2001, this amounted to $369,000, $894,000 and $556,000, respectively.

         In 2001, the effective tax rate benefited from the deduction in Italy of an intra-group dividend subsequent to the purchase of the remaining 30% minority interest in DMO. The resulting basis differential is not taxable in the future and therefore no deferred tax has been established for the difference between the book and tax basis of the net assets in DMO.

         The Company has not recorded additional income taxes applicable to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Such earnings, which amounted to approximately $156.0 million, $124.1 million and $94.4 at December 31, 2003, 2002 and 2001, respectively, may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


14  Related Parties

         The following related party balances and transactions as of and for the three years ended December 31, 2003, between the Company and other companies in which directors and/or executive officers have an interest are reflected in the consolidated financial statements. The Company buys components related to the A-V Impulse System, purchases quality control and logistic services and buys the Laryngeal Mask from companies in which two board members have a beneficial minority interest.

                                                   Year ended December 31,
                                             -----------------------------------
(In thousands)                                   2003          2002        2001
                                             ----------     ---------   --------
Sales                                           $1,706        $1,275      $1,264

Purchases                                      $15,916       $18,038     $12,126

Accounts payable                                $1,929        $2,075      $1,455

Accounts receivable                               $403          $239        $233

Due from officers (included in
   other assets)                                  $342          $330           -



15  Contingencies

Litigation

         The Company, in the normal course of its business, is involved in various lawsuits from time to time. In addition, the Company is subject to certain other contingencies discussed below:

         On December 4, 1998, the special committee, or the Review Committee, established to determine the amount of any contingent contract rights under the Merger Agreement, dated May 8, 1995, between Orthofix International and American Medical Electronics, or AME, in settlement of all claims of the holders of record of AME common stock and the options and warrants to acquire such stock as of August 21, 1995, unanimously determined that Orthofix International would pay to the AME record holders an earnout of $500,000 plus interest and 12% of the net recovery received from the resolution in 2000 of a litigation against Biomet, Inc. and Electro Biology, Inc., up to a maximum of $5.0 million plus interest. The Review Committee has not calculated the amount of the capped figure, but Orthofix International believes it is between $5.0 million and $5.5 million. An arbitrator acting under the auspices of the American Arbitration Association, or AAA, subsequently entered a consent award based on the Review Committee's determination.

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

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


the Earnout and Bonus action in its entirety with prejudice. Plaintiffs filed an appeal to the United States Court of Appeals for the Second Circuit.

         The Company is vigorously defending the trial court's decision in favor of the Company and its subsidiary. The Company expects the appeal to be heard and decided in the first half of 2004. The Company has previously reserved approximately $5.2 million plus accrued interest for the settlement of this matter.

         Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc (KCI) alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and unfair competition. In this action, Novamedix is seeking a permanent injunction enjoining further infringement by KCI. Novamedix also seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI seeks a declaratory judgment that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas has restored the litigation to active status, and has provided a Scheduling Order that will govern this matter. KCI has sought to add a charge of infringement against Novamedix under a recently issued KCI patent but that request was denied on a procedural basis. KCI retains the right to seek enforcement of its patent in a separate proceeding. A portion of any amounts received will be payable to former owners of Novamedix under the original purchase agreement. In 2003, discovery was largely completed and several motions are now pending before the Court on liability and damage issues.

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

         The Company sells via a direct sales force and distributors. The Company's distributor of the A-V Impulse System in North America, Kendall Healthcare Inc., accounted for 10% of net sales in 2003 and 2002, respectively, and 11% of net sales in 2001.

16  Retirement plans and deferred compensation

         Orthofix Inc. sponsors a defined contribution benefit plan (the 401(k)
Plan) covering substantially all full time employees. The 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee's base compensation and 50% of the next 4% of the employee's base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2003, 2002 and 2001, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately $708,000, $763,000 and $696,000, respectively.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         The Company operates defined contribution pension plans for all other employees not described above meeting minimum service requirements. The Company's expenses for such pension contributions during 2003, 2002 and 2001 were approximately $487,000, $415,000 and $335,000, respectively.

         Under Italian Law, Orthofix S.r.l. accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. Each year's provision for deferred compensation is based on a percentage of the employee's current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. The Company's expense for deferred compensation during 2003, 2002 and 2001 was approximately $227,000, $200,000 and $163,000, respectively. Deferred compensation payments of $233,000, $120,000 and $211,000 were made in 2003, 2002 and 2001, respectively. The year-end balance represents the amount which would be payable if all the employees and agents had terminated employment at that date.

17  Share option plans and warrants

Option Plans

         At December 31, 2003, the Company had four stock-based compensation plans which are described below.

Staff Share Option Plan

         The Staff Stock Option Plan (the Staff Plan) is a fixed stock option plan which was adopted in April 1992. Under the Staff Plan, the Company may grant options to its employees for up to 2,239,700 shares of common stock at the estimated fair market value of such options at the date of grant. Options generally vest based on years of service with all options to be fully vested within five years from date of grant. Options granted under the Staff Plan expire ten years after date of grant.

Performance Accelerated Stock Option Agreement

         In December 1999, the Company's Board of Directors adopted a resolution approving, and on June 29, 2000, the Company's shareholders approved, the grant to certain executive officers of the Company of performance accelerated stock options (PASOs), which it administers as a sub-plan of the Staff Plan, to purchase up to 1,000,000 shares of the Company's common stock, subject to the terms summarized below. The option to purchase the Company's common stock under the PASOs was granted effective January 1, 1999 (the Grant Date) at an exercise price equal to $17.875 per share, the price of the Company's common stock on the date shareholders approved the reservation of 1,000,000 shares for issuance under the PASO plan.

         The PASOs include both service-based and performance-based vesting provisions. Under the service-based provisions, subject to the continued employment of the executive, the PASOs become 100% non-forfeitable and exercisable on the fifth anniversary of the Grant Date. Vesting under the PASOs will be accelerated, however, if certain stock price targets are achieved. The performance-based vesting provisions provide for the vesting of one-eighth of the PASO grant for each $5.00 increase in the price of the Company's common stock above $15.00 per share. The total number of shares eligible for the accelerated vesting on an annual basis is limited to 20% of the number of shares subject to the PASO with a cumulative carryover for the unvested portion of shares eligible for accelerated vesting for each of the prior years. During the period ended December 31, 2003, 50,000 stock options were exercised and 50,000 were forfeited in conjunction with a termination. As of December 31, 2003, 900,000 options remain outstanding under the option agreements of which 540,000 are exercisable. Further, January 1, 2004 is the fifth anniversary of the grant date. Subsequent to the year end date, all options under these option agreements are exercisable.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


AME 1983 and 1990 Plans

         Under the terms of the Merger Agreement in which the Company acquired AME, all options for AME common stock still outstanding under the 1983 Plan and the 1990 Plan (hereinafter collectively referred to as the AME Plan) were assumed at the effective time of the Merger by the Company and are exercisable for common shares in accordance with their terms and after adjustment to reflect the exchange ratio. After such adjustment immediately following the Merger, options granted under the AME Plan totaled 624,794, of which 3,422 remained outstanding at December 31, 2003 and expire throughout 2004.

Executive Share Option Plan

         Under the Executive Share Option Plan (Executive Plan), approved by shareholders in March 1992, 1,945,000 shares have been reserved for issuance to certain executive officers. The grant price, determined by the Company's Board of Directors, cannot be less than the fair market value at the time of grant or $14.40, the equivalent of 120% of the price in the initial public offering price of $12.00. Fifty percent of options granted vest automatically on the tenth anniversary of the date of grant, or earlier on the satisfaction of a performance keyed to the market price of the common shares and a service condition. The remaining fifty percent vest in 20% increments on the first through fifth anniversaries of the date of grant. Options granted under the Executive Plan expire no later than June 2004.

Performance Accelerated Stock Option Inducement Agreements

         On December 30, 2003, the Company granted inducement stock option awards to two key executives of Breg, Inc, in conjunction with the acquisition of Breg, Inc. The exercise price was fixed at $38.00 per share on November 20, 2003, when the Company announced it had entered into an agreement to acquire Breg, Inc. The inducement grants include both service-based and performance-based vesting provisions. Under the service-based provisions, subject to the continued employment of the executive, the inducement grants become 100% non-forfeitable and exercisable on the fourth anniversary of the grant date. Vesting of a portion of the options under the inducement agreement will be accelerated, if certain stock price targets are achieved. The performance-based vesting provisions generally provide for the vesting of one-fifth of the inducement grants for each $5.00 increase in the price of the Company's common stock above $40.00 per share. The total number of shares eligible for the accelerated vesting on an annual basis is limited to 25% of the number of shares subject to the inducement grants with a cumulative carryover for the unvested portion of shares eligible for accelerated vesting for each of the prior years. Prior to the expiration of the term of the options, only one-half of the vested options can be exercised in any one year. As of December 31, 2003, 200,000 options remain outstanding under the inducement grants, none of which were exercisable.

Warrants

Kinesis Warrants

         At the time of the acquisition of Kinesis Medical Inc.'s assets, warrants to purchase 672,685 shares of Kinesis common stock (the Kinesis warrants) were outstanding. These were assumed by the Company pursuant to the Asset Purchase Agreement. After adjustment to take into account the agreed exchange ratio, 27,400 common stock warrants were outstanding. At December 31, 2003, warrants to purchase 25,819 shares of the Company's common stock remain outstanding, all of which are exercisable and expire on August 31, 2005. The exercise prices are fixed, and range from $19.125 to $38.25 per common share.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         Summaries of the status of the Company's stock option and warrant plans as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates are presented below:

                                                2003                         2002                         2001
                                       ---------------------------- -------------------------- ---------------------------
                                                         Weighted                 Weighted                   Weighted
                                                         Average                   Average                    Average
                                                         Exercise                 Exercise                   Exercise
Fixed Options & Warrants                 Shares            Price       Shares       Price       Shares         Price
                                       -----------      ---------  ------------  --------    ------------    -------------
Outstanding at beginning of year        2,424,781         $17.08     3,820,290     $15.46      3,865,368        $14.91

Granted                                   449,500         $34.46       108,650     $30.94        132,400        $25.58

Exercised                                (747,554)        $14.77    (1,502,137)    $13.94       (141,796)        $9.00

Forfeited                                 (75,225)        $19.86        (2,022)    $17.86        (35,682)       $19.95
                                       -----------      ---------  ------------  --------    ------------    -------------
Outstanding at end of year              2,051,502         $21.62     2,424,781     $17.08      3,820,290        $15.46
                                       ===========      =========  ============  ========    ============    =============

Options exercisable at end of year      1,042,727                    1,412,552                 1,652,244

Weighted average fair value of
options granted during the year at
market value                                              $10.86                   $10.71                        $9.76

Weighted average fair value of
options granted during the year at
less than market values                                   $22.32                        -                            -

         At December 31, 2003, the Company has reserved a total of $2.1 million shares of common stock for issuance to eligible participants under the option plans (2,025,683) and to warrant holders (25,819).


                                Outstanding and exercisable by price range as of December 31, 2003

                                  Options and Warrants Outstanding           Options and Warrants Exercisable
                              -------------------------------------------   ----------------------------------
                                                Weighted
                                                 Average       Weighted
                                                Remaining      Average
                                 Number        Contractual     Exercise         Number        Weighted Average
Range of Exercise Prices      Outstanding         Life          Price         Exercisable      Exercise Price
                              --------------  -------------  ------------   ---------------  -----------------
$7.500 - $11.000                    167,429        2.91         $10.094         167,429           $10.094

$12.750 - $19.125                 1,206,110        4.48         $17.095         846,110           $16.764

$22.375 - $28.560                   187,397        7.90         $26.217          10,622           $24.127

$32.180 - $33.000                   266,000        9.36         $32.342               -             -

$36.750 - $38.250                   224,566        9.30         $37.982          18,566           $38.250
                              --------------  -------------  ------------   ---------------  -----------------
                                  2,051,502        5.82         $21.621       1,042,727           $16.151
                              --------------  -------------  ------------   ---------------  -----------------

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


18  Earnings Per Share

         For each of the three years in the period ended December 31, 2003, there were no adjustments to net income for purpose of calculating basic and diluted net income per common share. The following is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations.

                                                 Year Ended December 31,
                                       -----------------------------------------
                                             2003           2002        2001
                                       -------------- ------------- ------------
Weighted average common shares-basic      14,061,447    13,196,524   13,086,467
Effect of diluted securities:
      Stock options                          620,436     1,488,712    1,651,100
                                       -------------- ------------- ------------
Weighted average common share-diluted     14,681,883    14,685,236   14,737,567
                                       ============== ============= ============


         We did not include in the diluted shares outstanding calculation 206,000 options in 2003, 59,000 options in 2002 and 53,144 options in 2001 because their inclusion would be anti-dilutive or their exercise price exceeded the average market price of our common stock during the respective periods.

19  Subsequent events

         On February 16, 2004, the Company acquired 100% of the common stock of a Puerto Rican distribution company, Implantes Y Sistemas Medicos, Inc. (ISMI), for approximately $1.4 million in cash. ISMI distributes Orthofix and other third party products.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


20  Quarterly financial data (unaudited)

(In thousands, except per share data)



                                 1st Quarter       2nd Quarter      3rd Quarter     4th Quarter         Year
                               ---------------   ---------------  --------------- ---------------    ----------
2003

Net sales                           $48,181           $51,565          $51,253          $52,708       $203,707

Gross profit                         35,596            38,556           38,771           39,694        152,617

Net income                            5,953             6,495            5,442            6,840         24,730

Net income per common share:

                  Basic                 .43               .46              .38              .48           1.76

                  Diluted               .41               .44              .37              .46           1.68

2002

Net sales                           $41,595           $45,580          $44,542          $45,878       $177,595

Gross profit                         31,685            33,740           33,565           33,786        132,776

Net income                            6,590             6,776            5,974            6,573         25,913

Net income per common
   share:

                  Basic                 .52               .52              .44              .48           1.96

                  Diluted               .44               .45              .41              .45           1.76


         The sum of per share earnings by quarter may not equal earnings per share for the year due to the change in average share calculations. This is in accordance with prescribed reporting requirements.

Orthofix International N.V.

Schedule 2 -- Valuations and Qualifying Accounts



         For the years ended December 31, 2003, 2002 and 2001:

(US Dollars, in thousands)

                                                     Additions
                                           -----------------------------------
                             Balance at
Provisions from assets      beginning of    Charged to cost      Charged to                        Balance at end
to which they apply:            year          and expenses     other accounts   Deductions/Other       of year
                           --------------  -----------------  ----------------  -----------------  ---------------
2003
Allowance for doubtful
accounts receivable               3,156             5,192                76           (4,110)              4,314

Inventory provisions              2,754             1,365                58             (521)              3,656

Valuation Allowance                   -               529                 -                -                 529

2002

Allowance for doubtful
accounts receivable               2,936             4,980                57           (4,817)              3,156

Inventory provisions              2,135             1,463              (126)            (718)              2,754

2001

Allowance for doubtful
accounts receivable               2,687             3,564               117           (3,432)              2,936

Inventory provisions                976               123             1,043               (7)              2,135

Restructuring provisions            975                 -                 -             (975)                  -

Valuation allowance                 389                 -                 -             (389)                  -


Orthofix International N.V.

Schedule 2 -- Valuations and Qualifying Accounts


To the Board of Directors of Orthofix International N.V.:


Our audit of the consolidated financial statements referred to in our report dated June 25, 2002, appearing in this Form 10-K also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2001, when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS


London, England
June 25, 2002