Form 10-Q
period 2004-03-31
ORTHOFIX INTERNATIONAL N V
filed 2004-05-10
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________ to____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

          Netherlands Antilles                              N/A
----------------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         7 Abraham de Veerstraat
                 Curacao
          Netherlands Antilles                              N/A
----------------------------------------    ------------------------------------
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

As of May 4, 2004, 15,230,962 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                           Page

PART I    FINANCIAL INFORMATION...............................................3
     Item 1.  Condensed Financial Statements..................................3
     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.................................................14
     Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk..........................................20
     Item 4.  Controls and Procedures........................................20
PART II   OTHER INFORMATION..................................................21
     Item 1.  Legal Proceedings..............................................21
     Item 6.  Exhibits and Reports on Form 8-K...............................21
SIGNATURES...................................................................23



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

     A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under Item 1 - "Business - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

PART I          FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS


(U.S. Dollars, in thousands except per share data)                            March 31,           December 31,
                                                                                2004                 2003
                                                                          -----------------    ----------------
Assets                                                                       (Unaudited)           (Note 2)
Current assets:
 Cash and cash equivalents.....................................             $    40,067          $    33,559
 Trade accounts receivable, net................................                  72,360               70,690
 Inventories...................................................                  32,054               30,713
 Deferred income taxes.........................................                   3,978                3,978
 Prepaid expenses and other....................................                  11,505                8,928
                                                                         -----------------    ----------------
   Total current assets........................................                 159,964              147,868
Securities and other investments...............................                   4,881                5,775
Property, plant and equipment, net.............................                  18,181               19,169
Patents and other intangible assets, net.......................                  64,433               65,726
Goodwill, net..................................................                 166,092              168,397
Other long-term assets ........................................                   5,441                6,244
                                                                         -----------------    ----------------
   Total assets................................................             $   418,992          $   413,179
                                                                         =================    ================
Liabilities and shareholders' equity
Current liabilities:
 Bank borrowings...............................................             $     1,547          $        72
 Current portion of long-term debt.............................                  11,073               11,063
 Trade accounts payable........................................                  10,793               11,569
 Other current liabilities.....................................                  26,233               30,236
                                                                         -----------------    ----------------
   Total current liabilities...................................                  49,646               52,940
Long-term debt.................................................                  96,362               99,072
Deferred income taxes..........................................                  16,160               16,642
Other long-term liabilities....................................                   3,710                3,749
                                                                         -----------------    ----------------
   Total liabilities...........................................             $   165,878          $   172,403

Contingencies (Note 14)
Shareholders' equity:
 Common shares (15,182,598 and 14,980,010 shares issued
  at March 31, 2004 and December 31, 2003, respectively).......                   1,518                1,498
 Additional paid-in capital....................................                  86,031               81,960
 Retained earnings.............................................                 156,267              147,924
 Accumulated other comprehensive income........................                   9,298                9,394
                                                                         -----------------    ----------------
   Total shareholders' equity..................................                 253,114              240,776
                                                                         -----------------    ----------------
Total liabilities and shareholders' equity                                  $   418,992          $   413,179
                                                                         =================    ================


The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


(Unaudited, U.S. Dollars, in thousands except share and per share data)        2004                 2003
                                                                         ---------------      ---------------

Net sales......................................................             $    70,739          $    48,181
Cost of sales..................................................                  19,546               12,585
                                                                         ---------------      ---------------
    Gross profit...............................................                  51,193               35,596
Operating expenses
    Sales and marketing........................................                  26,136               17,600
    General and administrative.................................                   7,247                4,982
    Research and development...................................                   3,316                2,131
    Amortization of intangible assets..........................                   1,333                  278
    KCI litigation costs.......................................                     372                  862
                                                                         ---------------      ---------------
                                                                                 38,404               25,853
                                                                         ---------------      ---------------
    Total operating income ....................................                  12,789                9,743

 Interest income (expense), net................................                  (1,529)                  57
 Other income (expense), net...................................                     595                 (383)
                                                                         ---------------      ---------------
      Income before income tax.................................                  11,855                9,417
Income tax expense.............................................                  (3,511)              (3,464)
                                                                         ---------------      ---------------

     Net income .............................................               $     8,344          $     5,953
                                                                         ===============      ===============

Net income per common share - basic............................             $      0.55          $      0.43
                                                                         ===============      ===============

Net income per common share - diluted..........................             $      0.53          $      0.41
                                                                         ===============      ===============

Weighted average number of common shares -  basic..............              15,039,870           13,704,052

Weighted average number of common shares - diluted.............              15,745,473           14,499,614



The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


(Unaudited, U.S. Dollars, in thousands)                                         2004                 2003
                                                                         ----------------    -----------------

Cash flows from operating activities:
  Net income...................................................             $     8,344          $     5,953
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................                   3,534                1,628
     Provision for doubtful accounts...........................                   1,344                1,240
     Loss on equity investments................................                     428                  372
     Tax benefit on non-qualified stock options................                   1,057                  142
     Deferred taxes............................................                    (465)                  --
     Gain on sale of assets and investments....................                  (1,470)                  --
     Other ....................................................                      36                   70
Change in operating assets and liabilities:
     Accounts receivable.......................................                  (2,616)                (176)
     Inventories...............................................                  (1,143)               1,353
     Prepaid expenses and other................................                    (997)               2,241
     Accounts payable..........................................                  (1,136)              (1,716)
     Current liabilities.......................................                      37                  202
                                                                         ----------------    -----------------
        Net cash provided by operating activities..............                   6,953               11,309
                                                                         ----------------    -----------------

Cash flows from investing activities:
     Investments in affiliates and subsidiaries................                  (1,105)             (22,071)
     Capital expenditures......................................                  (1,933)                (974)
     Proceeds from sale of investment..........................                   1,300                   --
     Other.....................................................                      --                 (300)
                                                                         ----------------    -----------------
        Net cash used in investing activities..................                  (1,738)             (23,345)
                                                                         ----------------    -----------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock................                   3,034                8,385
     Repurchase of treasury shares.............................                      --               (1,880)
     Payment of debt issuance costs............................                    (460)                  --
     Proceeds from loans and borrowings.......................                    1,482                   39
     Repayment of loans and borrowings.........................                  (2,762)              (1,920)
                                                                         ----------------    -----------------
        Net cash provided by financing activities..............                   1,294                4,624

Effect of exchange rate changes on cash........................                      (1)                 151
                                                                         ----------------    -----------------
Increase (decrease) in cash and cash equivalents...............                   6,508               (7,261)
Cash and cash equivalents at the beginning of the year.........                  33,559               48,813
                                                                         ----------------    -----------------
Cash and cash equivalents at the end of the period.............             $    40,067          $    41,552
                                                                         ================    =================



The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS

     Orthofix International N.V. and its subsidiaries (the "Company") is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic product market.

NOTE 2:  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 3:  NEW ACCOUNTING PRONOUCEMENT

     In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51." This interpretation, which replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN
46. The Company adopted FIN 46R in January 2004 and the initial adoption did not have a material impact on our consolidated financial statements.

NOTE 4:  INVENTORY

     Inventories are as follows:

                                              March 31,            December 31,
     (In thousands)                             2004                 2003
                                            --------------       --------------

     Raw materials                               $ 6,604               $ 6,153
     Work-in-process                               2,700                 2,453
     Finished goods                               13,578                13,437
     Field inventory                               5,127                 5,202
     Consignment inventory                         7,867                 7,124
     Less reserve for obsolescence               (3,822)               (3,656)
                                            --------------       --------------
                                                 $32,054               $30,713
                                            ==============       ==============

NOTE 5:  ACQUISITIONS

     On December 30, 2003, the Company purchased 100% of the stock of Breg, Inc.
(Breg) for a purchase price of $150 million plus closing adjustments and acquisition costs. The acquisition and related costs were financed with $110 million of senior secured bank debt, cash on hand and the issuance of 731,715 shares of Orthofix common stock.

     The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations". The allocation of the purchase price has been performed based on assignment of fair values to assets acquired and liabilities assumed. Fair values are based, in part, on appraisals performed by an independent appraisal firm.

     The purchase price for the acquisition is preliminary and is subject to potential upward or downward adjustments based on the receipt of final asset appraisals and final transaction costs. Based on information obtained during the period, the preliminary purchase price allocation of Breg was adjusted, resulting in a reduction in the carrying amount of goodwill. Additional information including the final appraisal of acquired intangibles is still pending which could result in further adjustments to the purchase price allocation.

     A preliminary allocation of the purchase price as of March 31, 2004 reflects the following:

             Working capital, other than cash                          $14,374
             Fixed assets acquired                                       5,569
             Identifiable intangible assets (definite lived)            35,401
             Identifiable intangible assets (indefinite lived)          23,900
             Deferred tax liability                                    (14,250)
             Goodwill                                                   91,307
                                                                 ---------------
             Total purchase price                                     $156,301
                                                                 ===============


     In first quarter 2004, the Company purchased a distributor in Puerto Rico for $1.4 million, which consisted of $1.1 million in cash and $0.3 million of assumed liabilities. The preliminary purchase price included approximately $0.9 million of working capital and $0.5 million of goodwill.

NOTE 6:  GOODWILL

     The change in the net carrying value of goodwill for the period ended March 31, 2004 is as follows:

    (In thousands)

    Balance at December 31, 2003                       $168,397
    Acquisitions                                            532
    Adjustments to Breg goodwill (See Note 5)            (3,205)
    Foreign currency effects                                368
                                                 ----------------
    Balance at March 31, 2004                          $166,092
                                                 ================


NOTE 7:  COMMON SHARES

     For the three months ended March 31, 2004, the Company issued 202,588 shares of common stock upon the exercise of outstanding stock options for proceeds of $3.0 million.

NOTE 8:  COMPREHENSIVE INCOME

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities, net of tax. During the three month period ended March 31, 2003, the Company reclassified $1.4 million, respectively, of foreign currency translation impact on goodwill that is denominated in a non-U.S. dollar currency, from comprehensive income to goodwill. These reclassifications had no impact on the results of operations or cash flows of the Company. Total comprehensive income combines reported net income and other comprehensive income.

(In thousands)                                             Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                          2004           2003
                                                       ---------      ---------
Net income                                               $8,344         $5,953

Other comprehensive income:
     Unrealized loss on marketable
            Securities, net of taxes                         --            (54)

      Foreign currency translation adjustment               (96)         2,077
                                                       ---------      ---------
Total comprehensive income                               $8,248         $7,976
                                                       =========      =========

NOTE 9:  BUSINESS SEGMENT INFORMATION

     Prior to the acquisition of Breg, the Company managed its operations as two geographic business units, the Americas and International plus Group activities. Subsequent to the acquisition, the Company's operations are managed as three business segments (Americas Orthofix, Americas Breg, and International Orthofix) plus Group activities. Americas Orthofix consists of the operations, existing prior to the acquisition of Breg, which are in the United States, Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg, Inc. which was acquired December 30, 2003. Breg, based in Vista, California, designs, manufactures and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international independent distributors. International Orthofix consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world plus export distribution operations.

     For the three month period ended March 31:


                                              External Sales                 Intersegment Sales
                                        -------------------------       -------------------------
     (In thousands)                       2004             2003           2004             2003
                                        --------         --------       --------         --------
     Americas Orthofix                  $29,793          $26,696         $   413          $   157
     Americas Breg                       16,859               --              --               --
     International Orthofix              24,087           21,485          16,245           12,543
                                        -------          -------        --------         --------
     Total                              $70,739          $48,181         $16,658          $12,700
                                        ========         ========       ========         ========


     Operating Income (Expense)                                         Three Months Ended March 31,
                                                                       ------------------------------
     (In thousands)                                                       2004                2003
                                                                       ----------          ----------
     Americas Orthofix                                                   $ 6,092              $6,104
     Americas Breg                                                         2,304                  --
     International Orthofix                                                5,304               5,052
     Group activities                                                     (1,107)             (1,021)
     Eliminations                                                            196                (392)
                                                                       ----------          ----------
     Total                                                               $12,789              $9,743
                                                                       ==========          ==========



     The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries. The December 31, 2003 balances have been reclassified to conform to the current period presentation.

     Identifiable Assets
                                                March 31,         December 31,
      (In thousands)                              2004                2003
                                              ------------        ------------
     Americas Orthofix                          $108,016            $103,493
     Americas Breg                               178,212             181,298
     International Orthofix                      138,904             137,011
     Group activities                              7,323               5,036
     Eliminations                                (13,463)            (13,659)
                                              ------------        ------------
     Total                                      $418,992            $413,179
                                              ============        ============

NOTE 10: INCOME TAXES

     The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to the Company's tax holiday benefit in the Seychelles, tax planning associated with the acquisition of Breg and an increase in earnings in jurisdictions with lower tax rates.

NOTE 11: DISPOSITION OF ASSETS

     During the three month period ended March 31, 2004, the Company sold a portion of its investment in OrthoRx to its partner in the joint venture, Ferrer Freeman & Co. The sale, combined with not electing to participate in the next round of financing, reduced the Company's ownership in OrthoRx to approximately 21%. The Company recorded a gain on the sale of the investment of approximately $0.8 million, which is reported as other income.

     During the same period, the Company also sold its one-half interest in a property, as part of its plan to consolidate its United Kingdom facilities. The sale resulted in a gain of approximately $0.6 million, which is reported as other income. This facility was purchased by a company owned by Bird Island Trust, of which Mr. Robert Gaines-Cooper, Chairman of Orthofix Board of Directors, is a beneficiary. The amount paid for this facility exceeded the fair value as determined by two independent appraisal firms.

NOTE 12: EARNINGS PER SHARE

     For the three month periods ended March 31, 2004 and 2003, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, `Earnings Per Share':

                                                      Three Months Ended
                                                          March 31,
                                                 -------------------------------
                                                     2004             2003
                                                 -------------    --------------

Weighted average common shares - basic             15,039,870       13,704,052
Effect of diluted securities:
          Stock options                               705,603          795,562
                                                 -------------    --------------
Weighted average common shares - diluted           15,745,473       14,499,614
                                                 =============    ==============


     All options were included in the diluted shares outstanding calculation for the three month period ended March 31, 2004, as the average market value of our common stock for the period was higher than the exercise prices of all options outstanding for the period. The Company did not include in the diluted shares outstanding calculation 130,333 options for the three month period ended March 31, 2003, because their inclusion would be antidilutive or their exercise price exceeded the average market price of our common stock during the period.

NOTE 13: STOCK BASED COMPENSATION

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 "Accounting for Stock Issued to Employees." For the three month period ended March 31, 2004, $90,000 of compensation expense was recognized relating to options granted at exercise prices lower than the fair market value of the underlying stock on the date of grant. No compensation expense was recorded for the three month period ended March 31, 2003. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosure and Amendment of FASB Statement No. 123", the Company has provided the Company's pro forma net income and net income per common share for the three month periods ended March 31, 2004 and 2003 as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.


                                                                                         Three Months Ended
                                                                                               March 31,
(In thousands, except per share data)                                                   2004              2003
                                                                                    --------------    --------------
Net income
     As reported                                                                           $8,344            $5,953
     Add: Stock-based employee compensation expense included in reported net
         income, net of related tax effects                                                    90                --
     Less: Total stock-based employee compensation expense
         determined under fair value method for all awards net of tax                        (671)             (586)
                                                                                    --------------    --------------
     Pro forma                                                                             $7,763            $5,367

Net income per common share - basic
     As reported                                                                            $0.55             $0.43
     Pro forma                                                                              $0.52             $0.39

Net income per common share - diluted
     As reported                                                                            $0.53             $0.41
     Pro forma                                                                              $0.49             $0.37


NOTE 14: CONTINGENCIES

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

     On January 29, 1999, two couples who owned shares of AME common stock commenced a civil action in Colorado federal court against Orthofix Inc. and the members of the Review Committee and sought, among other relief, the maximum earnout and bonus under the Merger Agreement of $18 million plus interest. The plaintiffs also sought to represent all AME record holders. Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99-S-445 (D. Colo.). In a related action, commenced on June 2, 1999, the same plaintiffs filed a motion in the United States District Court for the Southern District of New York and sought to intervene in the AAA arbitration and vacate the consent award. Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99 Civ. 4049 (S.D.N.Y.). The two actions were consolidated in New York and Orthofix International was added as a party.

     The New York federal courts resolved the two consolidated actions in favor of the Company and its subsidiary. On July 12, 2002, the trial court denied the plaintiffs' motion to vacate the consent award. On May 21, 2003, the trial court denied plaintiffs' motion for leave to file a second amended complaint and dismissed the earnout and bonus action in its entirety with prejudice. On appeal, on March 12, 2004, the United States Court of Appeals for the Second Circuit summarily affirmed the judgment in favor of the Company and its subsidiary. A request for further review in the United States Supreme Court is currently due no later than June 10, 2004.

     If Plaintiffs do not seek or the Supreme Court does not grant further review, the Company anticipates that the Review Committee will calculate the settlement payment and that it will pay the appropriate amount. The Company has previously reserved approximately $5.2 million plus accrued interest for the settlement of this matter.

     Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and unfair competition. In this action, Novamedix is seeking a permanent injunction enjoining further infringement by KCI. Novamedix also seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI seeks a declaratory judgment that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas has restored the litigation to active status, and has provided a Scheduling Order that will govern this matter. KCI has sought to add a charge of infringement against Novamedix under a recently issued KCI patent but that request was denied on a procedural basis. KCI retains the right to seek enforcement of its patent in a separate proceeding. A portion of any amounts received will be payable to former owners of Novamedix under the original purchase agreement. In late April, several motions were ruled on by the Magistrate Judge. In these rulings, the Magistrate in part granted and denied in part KCI's motion. Both parties indicate that they plan to object to portions of the Magistrate Judge's rulings.

     In management's opinion, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that will have a material effect on the financial position, liquidity or operating results of the Company.

Concentrations of credit risk

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 15: SUBSEQUENT EVENTS

     In April 2004, the Company purchased the intellectual property of the Gotfried Percutaneous Compression Plating (PC.C.P) System for approximately $4.0 million. As a result of this new agreement, the previous agreement which included a license and worldwide marketing rights for this product was terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2004, as compared to our results of operations for the three months ended March 31, 2003. The discussion and analysis also addresses our liquidity and financial condition and other matters.

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

     Our condensed consolidated financial statements include the financial results of the company and our wholly owned and majority-owned subsidiaries and entities over which we have control. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used when a company has influence over significant operating decisions but does not hold control. Under the equity method, original investments are recorded at cost and adjusted by the company's share of undistributed earnings or losses of these companies. All material intercompany transactions and profits associated with the equity investees are eliminated in consolidation.

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

     Prior to the acquisition of Breg, Inc. ("Breg") in December 2003, we managed our operations as two geographic business units, the Americas and International plus Group activities. Subsequent to the acquisition, our operations are managed as three business segments (Americas Orthofix, Americas Breg and International Orthofix) plus Group activities. Americas Orthofix consists of the operations, existing prior to the acquisition of Breg, which are in the United States, Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg's domestic and international operations. International Orthofix consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world plus export distribution operations.

Revenues

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are made into three Market Sectors, Spine (28%), Reconstruction (42%) and Trauma (22%), which together accounted for 92% of our total net sales in the three months ended March 31, 2004, as compared to 90% of our total net sales for the same period in the prior year. Sales of non-orthopedic products, including the airway management products, woman's care and other products, accounted for 8% of our total net sales in the three months ended March 31, 2004, as compared to 10% of our total net sales for the same period in the prior year.

     The following tables display the net sales by geographic destination and net sales by business segment, net of intercompany eliminations, for each of our geographic markets and by each of our Market Sectors for the three months ended March 31, 2004 and 2003. We provide net sales by geographic destination and by Market Sector for information purposes only. We maintain our books and records by business segment.

     Geographic Destination:

                                             Three Months Ended March 31,
         (In thousands)                 2004                               2003
                               -------------------------     -------------------------------
                                              Percent of                         Percent of
                                               Total Net                          Total Net
                               Net Sales        Sales        Net Sales             Sales
                               ---------      ----------     ---------           -----------
Americas                         $51,308             73%       $31,202                   65%
International                     19,431             27%        16,979                   35%
                               ---------      ----------     ---------           -----------
Total                            $70,739            100%       $48,181                  100%
                               =========      ==========     =========           ===========

     Business Segment:

                                             Three Months Ended March 31,
(In thousands)                           2004                               2003
                               -------------------------     -------------------------------
                                              Percent of                         Percent of
                                               Total Net                          Total Net
                               Net Sales        Sales        Net Sales             Sales
                               ---------      ----------     ---------           -----------
Americas Orthofix                $29,793             42%       $26,696                   55%
Americas Breg                     16,859             24%            --                   --%
International Orthofix            24,087             34%        21,485                   45%
                               ---------      ----------     ---------           -----------
Total                            $70,739            100%       $48,181                  100%
                               =========      ==========     =========           ===========


     Market Sector:

                                           Three Months Ended March 31,
           (In thousands)              2004                          2003
                              -------------------------     --------------------------
                                           Percent of                     Percent of
                                            Total Net                     Total Net
                              Net Sales       Sales         Net Sales       Sales
                              ---------   -------------     ---------     ------------
Orthopedic
  Spine                         $19,620             28%       $18,312            38%
  Reconstruction                 29,697             42%        12,384            26%
  Trauma                         15,710             22%        12,614            26%
                              ---------   -------------     ---------     ------------
Total Orthopedic                 65,027             92%        43,310            90%
Non-Orthopedic                    5,712              8%         4,871            10%
                              ---------   -------------     ---------     ------------
Total                           $70,739            100%       $48,181           100%
                              =========   =============     =========     ============


Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following table presents certain items in our statements of operations as a percentage of net sales for the periods indicated:

                                               Three Months Ended March 31,
                                         ---------------------------------------
                                                2004                   2003
                                                ----                   ----
                                                (%)                    (%)

Net sales...........................            100                    100
Cost of sales.......................             28                     26
Gross profit........................             72                     74
Operating expenses
  Sales and marketing ..............             37                     37
  General and administrative........             10                     10
  Research and development..........              5                      4
  Amortization of intangible assets.              2                      1
  Litigation costs.................              --                      2
Total operating income..............             18                     20
Net income..........................             12                     12


Sales - Net sales increased 47% to $70.7 million for the first three months of 2004, which included $16.9 million of net sales attributable to Americas Breg, compared to $48.2 million for the first three months of 2003. The impact of foreign currency increased sales by $2.4 million during the first quarter of 2004 as compared to the first quarter of 2003.

     Net sales in Americas Orthofix, primarily the United States, increased to $29.8 million in the first quarter of 2004 compared to $26.7 million in the first quarter of 2003, an increase of 12%. Americas Orthofix represented 42% of total net sales during the first quarter of 2004 and 55% of total net sales for the same period of 2003. The increase in sales was primarily the result of increased volume of stimulators and external fixators sold together with a strong start-up of PC.C.P hip fracture system sales.

     Net sales in Americas Breg for the first quarter of 2004 were $16.9 million, which represented 24% of total net sales during the first quarter of 2004. Breg was acquired on December 30, 2003; therefore there are no sales for

Breg Americas for the comparable period of the prior year. However, on a year over year basis, Americas Breg sales grew 14% in the first quarter of 2004 compared to the first quarter of 2003.

     Net sales in International Orthofix increased 12% to $24.1 million in the first quarter of 2004 compared to $21.5 million in the first quarter of 2003. The primary contributors were increased sales of external fixation products, strong start-up sales of the PC.C.P hip fracture system and strong growth of non-orthopedic airway management products. The impact of foreign currency increased International Orthofix sales for the quarter by $2.1 million.

     Sales of our spine products increased 7% to $19.6 million in the first quarter of 2004 compared to $18.3 million in the first quarter of 2003. Sales of stimulation products for spine applications, the main component of our Spine Market Sector, increased 11%, which included the impact of the renewed Medtronic Sofamor Danek distribution agreement. This Market Sector was negatively impacted by reimbursement issues relating to our Orthotrac and EZ Brace products. A change in the reimbursement code of the EZ Brace product in the second quarter of 2003 had a negative impact of approximately $0.5 million on quarter-over-quarter sales in this Market Sector. These reimbursement issues and the pending approval of a stimulator for cervical applications could impact the growth of this Market Sector in future periods.

     Sales of our reconstruction products increased 140% to $29.7 million in the first quarter of 2004 compared to $12.4 million in the first quarter of 2003. This increase is primarily attributable to the sales of Breg products, all of which are classified as reconstruction products, which totaled $16.9 million in the first quarter of 2004.

     Sales of our trauma products increased 25% to $15.7 million in the first quarter of 2004 compared to $12.7 million in 2003. This Market Sector benefited from a strong 20% growth in sales of external fixation products, a 26% growth in sales of stimulation products used for long bone applications, and strong start-up sales of the PC.C.P hip fracture system.

     Sales of our non-orthopedic products grew 17% to $5.7 million in the first quarter of 2004 compared to $4.9 million in the first quarter of 2003. This Market Sector continues to be driven by the airway management products we distribute in the United Kingdom, Ireland and Italy.

Gross Profit - Our gross profit increased 44% to $51.2 million in the first quarter of 2004, from $35.6 million in the first quarter of 2003. The increase was primarily due to an increase of 47% in net sales offset by lower gross profit levels of the Breg business, which included a non-recurring charge of $0.5 million for the purchase accounting of the step-up in value of the acquired Breg inventory. Gross profit as a percent of net sales in the first quarter 2004 was 72.4% compared to 73.9% in the first quarter of 2003, reflecting the impacts of lower Breg gross profit margins, purchase accounting and foreign currency. Although currency contributed $2.4 million to sales growth, the year over year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar was detrimental to our gross profit and gross profit margin in those situations where we produce products in Euros or Pounds and sell them in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $8.5 million to $26.1 million in the first quarter of 2004 from $17.6 million in the first quarter of 2003, an increase of 48% on a net sales increase of 47% over the same period. The increase is primarily the result of additional costs associated with the Breg acquisition, for which there are no comparable costs in the first quarter of the prior year, and foreign currency. Sales and marketing expense as a percent of net sales increased slightly to 36.9% in the first quarter of 2004 from 36.5% in the first quarter of 2003.

General and Administrative Expense - General and administrative expense increased $2.2 million in the first quarter of 2004 to $7.2 million from $5.0 million in the first quarter of 2003. This increase is primarily attributable to the costs associated with the acquisition of Breg, purchase accounting adjustments for the depreciation of the step-up in value of fixed assets acquired and foreign currency. The expense remained constant as a percent of net sales at 10% both quarters.

Research and Development Expense - Research and development expense increased $1.2 million in the first quarter of 2004 to $3.3 million from $2.1 million in the first quarter of 2003 and increased slightly as a percent of net sales to 4.7% from 4.4%. Approximately $0.8 million of this increase is attributable to the Breg acquisition, for which there were no comparable expenses for the same period of 2003. We also incurred additional cost of $0.1 million in the first quarter of 2004 to close our research and development location in Winston-Salem.

Amortization of Intangible Assets - Amortization of intangible assets was $1.3 million in the first quarter of 2004 compared to $0.3 million for the same period of 2003. The increase in amortization expense of approximately $1.1 million was due to the amortization recorded for the distribution network acquired in the Breg acquisition.

KCI Litigation Expense - Based on an assessment of the merits of the Kinetics Concepts Inc. (KCI) case (further described in Note 14 "Contingencies" of Item
1. "Condensed Financial Statements"), we incurred $0.4 million in litigation costs in the first quarter of 2004, compared to $0.9 million in the same period of 2003.

Interest Income (Expense), net - Interest income (expense), net was an expense of $1.5 million in the first quarter of 2004 compared to income of $0.1 million in the first quarter 2003. We incurred interest expense on our borrowings under our senior secured term loan of approximately $1.5 million which included the amortization of debt costs.

Other Income (Expense), Net - Other income (expense), net was income of $0.6 million in the first quarter of 2004 compared to an expense of $0.4 million in the first quarter of 2003. The change is attributable to various income and expense items that occurred during the first quarter of 2004 for which there was no comparable activity for the same quarter of the prior year. We sold part of our ownership in the OrthoRx joint venture to our partner Ferrer Freedman & Company that resulted in a gain of approximately $0.8 million. This gain was partially offset by our portion of the joint venture's operating losses for the first quarter of 2004 of approximately $0.4 million, which resulted in a net gain associated with OrthoRx of $0.4 million for the first quarter of 2004 compared to a net loss of $0.4 million for the same period of the prior year. Further, in the first quarter of 2004, we sold our interest in a property as part of our plan to consolidate our United Kingdom facilities that resulted in a gain of approximately $0.6 million. We also incurred foreign exchange losses of $0.4 million in the first quarter of 2004 compared to a gain of $0.1 million in the same period of 2003, principally as a result of the impact of foreign currency movements on the value of current assets and current liabilities held by foreign subsidiaries.

Income Tax Expense - In the first quarters of 2004 and 2003, the effective tax rate was 29.6% and 36.8%, respectively. The effective tax rate in the first quarter of 2004 benefited from the following: i) the non-taxable gain recorded on our sale of OrthoRx; ii) lower spending on the KCI case (which occurs in a low tax jurisdiction); and iii) tax planning associated with the Breg acquisition.

Net Income - Net income for the first quarter of 2004 was $8.4 million (including the KCI litigation expenses of $0.4 million), or $0.55 per basic share and $0.53 per diluted share, compared to $6.0 million, or $0.43 per basic share and $0.41 per diluted share, for the first quarter of 2003, an increase in net income of 40%. The weighted number of basic common shares outstanding was 15,039,870 and 13,704,052 during the first quarter of 2004 and 2003, respectively. The weighted number of diluted common shares outstanding was 15,745,473 and 14,499,614 during the first quarter of 2004 and 2003, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents were $40.1 million at March 31, 2004 compared to $33.6 million at December 31, 2003, an increase of $6.5 million.

     Net cash provided by operating activities was $7.0 million for the first quarter of 2004 compared to $11.3 million for the first quarter of 2003, a decrease of $4.3 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income increased approximately $2.4 million to $8.3 million in the first quarter of 2004 from $6.0 million in the first quarter of 2003. Non-cash items increased $1.0 million from in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of the increased depreciation and amortization expense associated with the application of purchase accounting to the assets acquired in the Breg acquisition. Working capital accounts consumed $5.9 million of cash in the first quarter of 2004, principally as a result of increases in accounts receivable and inventory to support additional sales, compared to a generation of cash of $1.9 million during the same period of 2003. Key performance indicators of our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 93 days at March 31, 2004 compared to 101 days at March 31, 2003 and inventory turnover of 2.4 times at March 31, 2004 compared to 2.1 times at March 31, 2003.

     Net cash used in investing activities was $1.7 million during the first quarter of 2004, compared to $23.3 million during the first quarter of 2003. During the first quarter of 2004, we paid $1.1 million as part of the consideration for the purchase of a Puerto Rican distributor, invested $1.9 million in capital expenditures and received $1.3 million from the sale of shares in the OrthoRx joint venture. During the first quarter of 2003, we purchased the remaining 48% minority interest in our UK distribution company for $20.6 million and invested $1.0 million in capital expenditures.

     Net cash provided by financing activities was $1.3 million in the first quarter of 2004 compared to $4.6 million for the same period in 2003. In the first quarter of 2004, we received proceeds of $3.0 million from the issuance of 202,588 shares of our common stock upon the exercise of options and warrants. In the first quarter of 2004, we also had net borrowings of $1.5 million on a line of credit in Italy used to finance working capital. Further, in the first quarter 2004, we repaid approximately $2.8 million against the principal of the senior secured term loan obtained to help finance the Breg acquisition, and paid $0.5 million for costs associated with obtaining the senior secured term loan, which will be amortized over the term of the credit facility.

     When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a new senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15 million. As of March 31, 2004 and as of May 4, 2004, we had no amounts outstanding under the revolving credit facility. Obligations under the senior secured bank facility have a floating interest rate of LIBOR or prime rate plus a margin that is adjusted quarterly based on Colgate's leverage ratio. The effective interest rate as of March 31, 2004 was 3.84%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledge of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

     In addition to scheduled debt repayments of $11.0 million in 2004, our senior secured bank facility requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount initially equal to 75% of the excess annual cash flow of Colgate and its subsidiaries, reducing to 50% upon the attainment of a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt issuance by Colgate and its subsidiaries or any equity issuance by us or Colgate or any of its subsidiaries, (c) the net cash proceeds of asset dispositions over a minimum threshold or (d) unless reinvested, insurance proceeds or condemnation awards.

     The credit agreement relating to the senior secured bank facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. The Company has assessed its compliance with the financial covenants as of March 31, 2004, on a pro forma basis, as required by the credit agreement, noting it is in compliance with all financial covenants.

     At March 31, 2004, we had outstanding borrowings of $1.5 million and unused available lines of credit of approximately $9.0 million under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit gives us the option to borrow amounts in Italy at rates determined at the time of borrowing.

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

Contractual Obligations

     During the three month period ended March 31, 2004, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

     As of March 31, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

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

     On January 29, 1999, two coupls who owned shares of AME common stock commenced a civil action in Colorado federal court against Orthofix Inc. and the members of the Review Committee and sought, among other relief, the maximum earnout and bonus under the Merger Agreement of $18 million plus interest. The plaintiffs also sought to represent all AME record holders. Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99-S-445 (D. Colo.). In a related action, commenced on June 2, 1999, the same plaintiffs filed a motion in the United States District Court for the Southern District of New York and sought to intervene in the AAA arbitration and vacate the consent award. Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99 Civ. 4049 (S.D.N.Y.). The two actions were consolidated in New York and Orthofix International was added as a party.

     The New York federal courts resolved the two consolidated actions in favor of the Company and its subsidiary. On July 12, 2002, the trial court denied the plaintiff's motion to vacate the consent award. On May 21, 2003, the trial court denied plaintiffs' motion for leave to file a second amended complaint and dismissed the earnout and bonus action in its entirety with prejudice. On appeal, on March 12, 2004, the United States Court of Appeals for the Second Circuit summarily affirmed the judgment in favor of the Company and its subsidiary. A request for further review in the United States Supreme Court is currently due no later than June 10, 2004.

     If Plaintiffs do not seek or the Supreme Court does not grant further review, we anticipate that the Review Committee will calculate the settlement payment and that it will pay the appropriate amount. We have previously reserved approximately $5.2 million plus accrued interest for the settlement of this matter.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit
         Number    Description
         --------  -----------

         31.1*     Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive
                   Officer.
         31.2*     Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial
                   Officer.
         32.1*     Section 1350 Certification of Chief Executive Officer.
         32.2*     Section 1350 Certification of Chief Financial Officer.
         ----------------------------
         *     Filed herewith.

         (b)      Reports on Form 8-K

              On January 8, 2004, we filed a current report on Form 8-K (Date of
         Report: January 7, 2004) reporting under Item 2 that we had completed the acquisition of Breg, Inc. pursuant to an acquisition agreement among Orthofix, Trevor Acquisition, Inc., an acquisition subsidiary of Orthofix, Breg and a representative of the shareholders of Breg, and that, concurrently with the closing of the acquisition, Colgate Medical Limited, an indirect wholly owned subsidiary of Orthofix, had entered into a new senior secured bank facility with a syndicate of financial institutions arranged by Wachovia Securities. The report on Form 8-K attached as exhibits under Item 7 the acquisition agreement, the related amended and restated voting and subscription agreement, the credit agreement and also attached a press release regarding the same.

              On March 12, 2004, we filed an amended current report on Form 8-K (Date of Report: March 12, 2004) reporting under Item 2 that were amending our current report on Form 8-K dated January 7, 2004 regarding the completion of the Breg acquisition to report and attach under Item 7 the required financial statements and pro forma information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ORTHOFIX INTERNATIONAL N.V.


Date:  May 10, 2004             By:  /s/ CHARLES W. FEDERICO
                                    --------------------------------------------
                                    Name:  Charles W. Federico
                                    Title: Chief Executive Officer and President

Date:  May 10, 2004             By:  /s/ THOMAS HEIN
                                    --------------------------------------------
                                    Name:  Thomas Hein
                                    Title: Chief Financial Officer