Form 10-Q
period 2004-06-30
ORTHOFIX INTERNATIONAL N V
filed 2004-08-06
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
          For the transition period from____________ to ____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

        Netherlands Antilles                              N/A
----------------------------------------  --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

       7 Abraham de Veerstraat
               Curacao
        Netherlands Antilles                              N/A
----------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 599-9-4658525
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of August 3, 2004, 15,560,403 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                          Page

PART I    FINANCIAL INFORMATION                                              3
     Item 1.  Condensed Financial Statements.................................3
     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................15
     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....24
     Item 4.  Controls and Procedures.......................................25
PART II  OTHER INFORMATION                                                  26
     Item 1.  Legal Proceedings.............................................26
     Item 4.  Submission of Matters to a Vote of Security Holders...........27
     Item 6.  Exhibits and Reports on Form 8-K..............................28
SIGNATURES                                                                  29



                           Forward-Looking Statements

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which related to our business and financial outlook and, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We hereby take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

     A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under Item 1 - "Business - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

PART I            FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share data)
                                                                              June 30,            December 31,
                                                                                2004                  2003
                                                                         -----------------    ----------------
                                                                           (Unaudited)           (Note 2)
Assets
Current assets:
  Cash and cash equivalents....................................                   $46,005             $33,559
  Trade accounts receivable, net...............................                    73,783              70,690
  Inventories..................................................                    31,674              30,713
  Deferred income taxes........................................                     3,978               3,978
  Prepaid expenses and other...................................                     9,904               8,928
                                                                         -----------------    ----------------
Total current assets...........................................                   165,344             147,868
Securities and other investments...............................                     4,700               5,775
Property, plant and equipment, net.............................                    17,641              19,169
Patents and other intangible assets, net.......................                    73,196              65,726
Goodwill, net..................................................                   162,889             168,397
Other long-term assets ........................................                     5,348               6,244
                                                                         -----------------    ----------------
  Total assets.................................................                  $429,118            $413,179
                                                                         =================    ================
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings..............................................                    $1,999                 $72
  Current portion of long-term debt............................                    11,294              11,063
  Trade accounts payable.......................................                    10,101              11,569
  Other current liabilities....................................                    23,067              30,236
                                                                         -----------------    ----------------
  Total current liabilities....................................                    46,461              52,940
Long-term debt.................................................                    93,872              99,072
Deferred income taxes..........................................                    17,861              16,642
Other long-term liabilities....................................                     3,783               3,749
                                                                         -----------------    ----------------
  Total liabilities............................................                   161,977              172,403
                                                                         -----------------    ----------------

Contingencies (Note 15)
Shareholders' equity:
  Common shares (15,437,225 and 14,980,010 shares issued
  at June 30, 2004 and December 31, 2003, respectively)........                     1,544                1,498
  Additional paid-in capital...................................                    92,800               81,960
  Retained earnings............................................                   164,143              147,924
  Accumulated other comprehensive income.......................                     8,654                9,394
                                                                         -----------------    ----------------
  Total shareholders' equity...................................                   267,141              240,776
                                                                         -----------------    ----------------
Total liabilities and shareholders' equity                                       $429,118             $413,179
                                                                         =================    ================

The accompanying notes form an integral part of these condensed consolidated financial statements.
                                       3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                               Three Months Ended                  Six Months Ended
                                                         -------------------------------    -------------------------------
(Unaudited, U.S. Dollars, in thousands except share          2004              2003             2004              2003
and per share data)
                                                         --------------    -------------    --------------    -------------

Net sales..............................................        $70,794          $51,565          $141,533          $99,746
Cost of sales..........................................         19,697           13,009            39,243           25,595
                                                         --------------    -------------    --------------    -------------
    Gross profit.......................................         51,097           38,556           102,290           74,151
Operating expenses
    Sales and marketing................................         25,638           19,507            51,774           37,107
    General and administrative.........................          7,418            5,118            14,667           10,099
    Research and development...........................          2,694            2,128             6,010            4,258
    Amortization of intangible assets..................          1,813              119             3,145              397
    KCI litigation costs...............................            332            1,264               704            2,126
                                                         --------------    -------------    --------------    -------------
                                                                37,895           28,136            76,300           53,987
                                                         --------------    -------------    --------------    -------------
    Total operating income ............................         13,202           10,420            25,990           20,164

 Interest income (expense), net........................         (1,370)              18            (2,899)              78
 Other income (expense), net...........................           (173)             237                17              223
 Gain (loss) in joint venture, net.....................           (180)            (231)              225             (603)
                                                         --------------    -------------    --------------    -------------
     Income before income tax..........................         11,479           10,444            23,333           19,862
Income tax expense.....................................         (3,604)          (3,949)           (7,114)          (7,414)
                                                         --------------    -------------    --------------    -------------

     Net income .....................................           $7,875           $6,495           $16,219          $12,448
                                                         --------------    -------------    --------------    -------------

Net income per common share - basic....................          $0.52            $0.46             $1.07            $0.89
                                                         --------------    -------------    --------------    -------------

Net income per common share - diluted..................          $0.50            $0.44             $1.02            $0.85
                                                         --------------    -------------    --------------    -------------

Weighted average number of common shares -  basic......
                                                            15,276,961       14,112,563        15,158,409       13,909,436
                                                         --------------    -------------    --------------    -------------


Weighted average number of common shares - diluted.....     15,872,346       14,753,417        15,826,981       14,628,146
                                                         --------------    -------------    --------------    -------------


The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited, U.S. Dollars, in thousands)                                       2004                 2003
                                                                         ----------------    -----------------

Cash flows from operating activities:
    Net income.................................................                  $16,219              $12,448
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................                    7,181                3,193
    Provision for doubtful accounts............................                    2,133                2,584
    Loss on equity investments.................................                      609                  603
    Tax benefit on non-qualified stock options.................                    3,457                  314
    Deferred taxes.............................................                   (1,136)                  --
    Gain on sale of assets and investments.....................                   (1,566)                  --
    Other .....................................................                    1,072                  108
    Change in operating assets and liabilities:
       Accounts receivable.....................................                   (5,205)              (6,831)
       Inventories.............................................                   (1,286)                 509
       Prepaid expenses and other..............................                   (1,082)                 653
       Accounts payable........................................                   (1,718)              (1,901)
       Current liabilities.....................................                   (2,495)               3,044
                                                                         ----------------    -----------------
Net cash provided by operating activities......................                   16,183               14,724
                                                                         ----------------    -----------------

Cash flows from investing activities:
     Investments in affiliates and subsidiaries................                   (2,081)             (23,659)
     Capital expenditures......................................                   (3,355)              (1,905)
     Additions to intangible assets............................                   (4,403)                (289)
     Proceeds from sale of joint venture.......................                    1,300                   --
     Proceeds from sale of assets..............................                    1,578                   --
     Proceeds from settlement of distributor agreement.........                      440                   --
                                                                         ----------------    -----------------
Net cash used in investing activities..........................                   (6,521)             (25,853)
                                                                         ----------------    -----------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock................                    7,135                9,483
     Repurchase of treasury shares.............................                       --               (4,395)
     Payment of debt issuance costs............................                     (529)                  --
     Net repayment of loans and borrowings.....................                   (3,705)              (4,809)
                                                                         ----------------    -----------------
Net cash provided by financing activities......................                    2,901                  279
                                                                         ----------------    -----------------
Effect of exchange rate changes on cash........................                     (117)                 721
                                                                         ----------------    -----------------
Increase (decrease) in cash and cash equivalents...............                   12,446              (10,129)
Cash and cash equivalents at the beginning of the year.........                   33,559               48,813
                                                                         ----------------    -----------------
Cash and cash equivalents at the end of the period.............                  $46,005              $38,684
                                                                         ----------------    -----------------

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

NOTE 2:  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

NOTE 3:  INVENTORY

     Inventories are as follows:

                                            June 30,             December 31,
     (In thousands)                           2004                   2003
                                       -------------------    ------------------

     Raw materials                                $6,469                  $6,153
     Work-in-process                               2,594                   2,453
     Finished goods                               13,529                  13,437
     Field inventory                               5,332                   5,202
     Consignment inventory                         7,904                   7,124
     Less reserve for obsolescence               (4,154)                 (3,656)
                                       -------------------    ------------------
                                                 $31,674                 $30,713
                                       -------------------    ------------------

NOTE 4:  ACQUISITIONS

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

     The purchase price for the acquisition is preliminary and is subject to potential upward or downward adjustments based on the final working capital adjustment and transaction costs. Based on information obtained during the period, the preliminary purchase price allocation of Breg was adjusted, resulting in a reduction in the carrying amount of goodwill.

     A preliminary allocation of the purchase price as of June 30, 2004 reflects the following:

            Working capital, other than cash                            $14,351
            Fixed assets acquired                                         5,569
            Identifiable intangible assets (definite lived)              41,501
            Identifiable intangible assets (indefinite lived)            23,900
            Deferred tax liability                                      (16,629)
            Goodwill                                                     88,545
                                                                  --------------
            Total purchase price                                       $157,237
                                                                  ==============


     In first quarter 2004, the Company purchased a distributor in Puerto Rico for $1.4 million, which consisted of $1.1 million in cash and $0.3 million of assumed liabilities. The preliminary purchase price included approximately $0.9 million of working capital and $0.5 million of goodwill. The operations of the acquired distributor are included in the accompanying consolidated statement of operations from the date of acquisition.

NOTE 5:  GOODWILL

     The change in the net carrying value of goodwill for the period ended June 30, 2004 is as follows:

    (In thousands)

    Balance at December 31, 2003                                   $168,397
    Acquisitions                                                        532
    Adjustments to Breg goodwill (See Note 4)                        (5,967)
    Foreign currency effects                                            (73)
                                                             ----------------
    Balance at June 30, 2004                                       $162,889
                                                             ================

NOTE 6:  INTANGIBLES

     During the six month period ended June 30, 2004, the Company purchased the intellectual property of the Gotfried Percutaneous Compression Plating (PC.C.P) System for approximately $4.0 million. Additions to intangibles also included $6.1 million which was a reallocation of the purchase price from goodwill to definite lived intangible assets related to the distribution network acquired as a part of the Breg acquisition (See Note 4).

NOTE 7:  COMMON SHARES

     For the six months ended June 30, 2004, the Company issued 457,215 shares of common stock upon the exercise of outstanding stock options and warrants for proceeds of $7.1 million.

NOTE 8:  COMPREHENSIVE INCOME

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities, net of tax. During the three and six month periods ended June 30, 2003, the Company reclassified $1.0 million and $2.7million, respectively, of foreign currency translation impact on goodwill that is denominated in a non-U.S. dollar currency, from comprehensive income to goodwill. These reclassifications had no impact on the results of operations or cash flows of the Company. Total comprehensive income combines reported net income and other comprehensive income.


(In thousands)                                 Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                        ---------------------------------    -------------------------------
                                            2004               2003             2004              2003
                                        --------------    ---------------    ------------     --------------
Net income                                     $7,875             $6,495         $16,219            $12,448

Other comprehensive income:
     Unrealized loss on
       marketable Securities,
       net of taxes                                --                (49)             --               (103)
  Unrealized gain on derivative
       instrument (See Note 13)                    70                 --              70                 --
  Foreign currency translation
       adjustment                                (714)              4,008           (810)             6,085
                                        --------------    ---------------    ------------     --------------
Total comprehensive income                     $7,231             $10,454        $15,479            $18,430
                                        --------------    ---------------    ------------     --------------

NOTE 9:  BUSINESS SEGMENT INFORMATION

     Prior to the acquisition of Breg, the Company managed its operations as two geographic business units: the Americas and International plus Group Activities. Presently, the Company's operations are managed as three business segments (Americas Orthofix, Americas Breg, and International Orthofix) plus Group Activities. Americas Orthofix consists of the operations, existing prior to the acquisition of Breg, which are in the United States, Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg, Inc., which was acquired December 30, 2003. Breg, based in Vista, California, designs, manufactures and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international independent distributors. International Orthofix consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world plus independent distribution operations. Group Activities are comprised of the Parent's operating expenses and identifiable assets.


     For the three month period ended June 30:

                                        External Sales                  Intersegment Sales
                               ---------------------------------  -------------------------------
     (In thousands)                 2004             2003             2004             2003
                               ---------------  ---------------   --------------  ---------------
     Americas Orthofix                 $31,134          $29,666            $430              $192
     Americas Breg                      16,412               --              93                --
     International Orthofix             23,248           21,899          14,301            12,521
                               ---------------  ---------------  ---------------  ---------------
     Total                             $70,794          $51,565         $14,824           $12,713
                               ===============  ===============  ===============  ===============

     For the six month period ended June 30:

                                        External Sales                  Intersegment Sales
                               ---------------------------------  -------------------------------
     (In thousands)                 2004             2003             2004             2003
                               ---------------  ---------------   --------------  ---------------
     Americas Orthofix                 $60,927          $56,362            $843              $349
     Americas Breg                      33,271               --              93                --
     International Orthofix             47,335           43,384          30,546            25,065
                                 --------------   --------------  --------------  ----------------
     Total                            $141,533          $99,746         $31,482           $25,414
                               ===============  ===============  ===============  ===============



     For the three and six month periods ended June 30:


                                            Three Months Ended                  Six Months Ended
     Operating Income (Expense)                  June 30,                           June 30,
                                       -------------------------------    -------------------------------
     (In thousands)                       2004              2003             2004             2003
                                       -------------    --------------    ------------    ---------------
     Americas Orthofix                      $7,415            $7,255         $13,507            $13,358
     Americas Breg                           2,224                --           4,528                 --
     International Orthofix                  5,292             3,001          10,566              7,918
     Group Activities                       (1,021)           (1,050)         (2,083)            (2,071)
     Eliminations                             (708)            1,214            (528)               959
                                       -------------    --------------    ------------    ---------------
     Total                                 $13,202           $10,420         $25,990            $20,164
                                       =============    ==============    ============    ===============


     The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries. The December 31, 2003 balances have been reclassified to conform to the current period presentation.

     Identifiable Assets
                                           June 30,            December 31,
     (In thousands)                          2004                  2003
                                      ------------------     -----------------
     Americas Orthofix                          $107,825             $103,493
     Americas Breg                               176,456              181,298
     International Orthofix                      153,706              137,011
     Group activities                              7,800                5,036
     Eliminations                                (13,555)             (13,659)
                                      ------------------     ----------------
     Total                                      $432,232             $413,179
                                      ===================    =================



NOTE 10: INCOME TAXES

     The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to the Company's tax holiday benefit in the Seychelles. The Company's effective tax rate benefited from the tax planning associated with the acquisition of Breg and an increase in earnings in jurisdictions with lower tax rates.

NOTE 11: DISPOSITION OF ASSETS

     In March 2004, the Company sold a portion of its investment in OrthoRx to its partner in the joint venture, Ferrer Freeman & Co. The sale, combined with not electing to participate in the next round of financing, reduced the Company's ownership in OrthoRx to approximately 21%. The Company recorded a gain on the sale of the investment of approximately $0.8 million, which is reported as other income.

     During the same period, the Company also sold its one-half interest in a property as part of its plan to consolidate its United Kingdom facilities. The sale resulted in a gain of approximately $0.6 million, which is reported as other income. This facility was purchased by a company owned by Mr. Robert Gaines-Cooper, Chairman of the Company's Board of Directors. The fair value of this facility was determined by two independent appraisal firms and the amount paid approximates fair value.

NOTE 12: EARNINGS PER SHARE

     For the three and six month periods ended June 30, 2004 and 2003, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share':



                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                ------------------------------     --------------------------------
                                                    2004             2003              2004              2003
                                                -------------    -------------     -------------    ---------------
Weighted average common shares - basic            15,276,961       14,112,563        15,158,409         13,909,436
Effect of diluted securities:
          Stock options                              595,385          640,854           668,572            718,710
                                                -------------    -------------     -------------    ---------------
Weighted average common shares - diluted          15,872,346       14,753,417        15,826,981         14,628,146
                                                -------------    -------------     -------------    ---------------


     The Company did not include 200,000 options in the diluted shares outstanding calculation for the three and six month periods ended June 30, 2004 because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of our common stock during the period. For the three and six month periods ended June 30, 2003, the Company did not include in the diluted shares outstanding calculation 70,966 and 71,212 options, respectively, because their inclusion would have been antidilutive.

NOTE 13: STOCK BASED COMPENSATION

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 "Accounting for Stock Issued to Employees." For the three and six month periods ended June 30, 2004, $146,750 and $293,500, respectively, of compensation expense was recognized relating to options granted at exercise prices lower than the fair market value of the underlying stock on the date of grant. No compensation expense was recorded for the three and six month periods ended June 30, 2003. In accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosure and Amendment of FASB Statement No. 123", the Company has provided the Company's pro forma net income and net income per common share for the three and six month periods ended June 30, 2004 and 2003 as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.



                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                           June 30,
(In thousands, except per share data)          2004              2003            2004              2003
                                           -------------     -------------    -----------     ---------------

Net income
     As reported                                 $7,875            $6,495        $16,219             $12,448
     Add: Stock-based employee compensation
       expense included in reported net
       income, net of related tax effects            90                --            180                  --
     Less: Total stock-based employee
       compensation expense determined
       under fair value method for all
       awards net of tax                           (616)             (584)        (1,287)             (1,170)
                                           -------------     -------------    -----------     ---------------

     Pro forma                                   $7,349            $5,911        $15,112             $11,278

Net income per common share - basic
     As reported                                  $0.52             $0.46          $1.07               $0.89
     Pro forma                                    $0.48             $0.42          $1.00               $0.81

Net income per common share - diluted
     As reported                                  $0.50             $0.44          $1.02               $0.85
     Pro forma                                    $0.46             $0.40          $0.95               $0.77

NOTE 14: DERIVATIVE INSTRUMENT

         The Company makes use of interest rate swap agreements to manage its exposure to fluctuations in interest rates. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires the recognition of all derivatives in the balance sheet as either assets or liabilities measured at fair value. The statement also requires a company to recognize changes in the derivative's fair value currently in earnings unless it meets specific hedge accounting criteria. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive earnings and are recognized in the income statement when the hedged item affects earnings.

         The Company has formally documented the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. In addition, the Company formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivative that is used in the hedging transaction has been effective in offsetting changes in the cash flows of the hedged item and whether such derivative may be expected to remain effective in future periods. If it is determined that a derivative is not (or has ceased to be) effective as a hedge the Company will discontinue the related hedge accounting prospectively. Such a determination would be made (1) when the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         During the second quarter of 2004, the Company entered into an interest rate swap agreement (the "Swap") to manage its interest rate exposure related to the Company's $110 million credit facility entered into on December 30, 2003. The Swap, in place at June 30, 2004, provides for the Company to pay a fixed interest rate of 3.16% plus a margin (2.75% as of June 30, 2004) on a notional amount of $50 million that is effective until June 27, 2007. Under the Swap the Company will receive interest at floating rates based on LIBOR plus a margin (2.75% as of June 30, 2004).

         The Swap is designated as a cash flow hedge and, at June 30, 2004, is determined to be effective. At June 30, 2004, the fair value of the derivative was approximately $70,000 and has been included in other current assets. The net unrealized gain of approximately $70,000 has been included in other comprehensive income for the three and six months ended June 30, 2004. The fair value of the swap is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date.


NOTE 15: CONTINGENCIES

Litigation

     The Company, in the normal course of its business, is involved in various lawsuits from time to time. In addition, the Company is subject to certain other contingencies discussed below:

         On December 4, 1998, the special committee, or the Review Committee, established to determine the amount of any contingent contract rights under the Merger Agreement, dated May 8, 1995, between Orthofix International and American Medical Electronics, or AME, in settlement of all claims of the holders of record of AME common stock and the options and warrants to acquire such stock as of August 21, 1995, unanimously determined that Orthofix International would pay to the AME record holders an earnout of $500,000 plus interest and 12% of the net recovery received from the resolution in 2000 of a litigation against Biomet, Inc. and Electro Biology, Inc., up to a maximum of $5,500,000, plus interest. The Review Committee has not calculated the amount of the capped figure, but Orthofix International believes is the amount to be between $5.0 million and $5.5 million. An arbitrator acting under the auspices of the American Arbitration Association, or AAA, subsequently entered a consent award based on the Review Committee's determination.

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

         The New York federal courts resolved the two consolidated actions in favor of the Company and its subsidiary. On July 12, 2002, the trial court denied the plaintiff's motion to vacate the consent award. On May 21, 2003, the trial court denied plaintiffs' motion for leave to file a second amended complaint and dismissed the earnout and bonus action in its entirety with prejudice. On appeal, on March 12, 2004, the United States Court of Appeals for the Second Circuit summarily affirmed the judgment in favor of the Company and its subsidiary. The time within which the plaintiffs could have requested further review in the United States Supreme Court expired on June 10, 2004.

         The Company anticipates that the Review Committee will meet soon to review and approve the amount of the settlement payment. The Company expects to pay the appropriate amount within 30 days after it receives the Review Committee's approval. The Company has previously reserved approximately $5.2 million plus accrued interest for the settlement of this matter.

         Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI withdrew several of its counterclaims, but continues to assert affirmative defenses contending that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas restored the litigation to active status. KCI sought to add a charge of infringement against Novamedix under a recently issued KCI patent but that request was denied on procedural grounds. KCI retains the right to seek enforcement of its patent in a separate proceeding. A portion of any amounts received by the Company will be payable to former owners of Novamedix under the original purchase agreement.

     In management's opinion, based upon information available to date, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that will have a material effect on the financial position, liquidity or operating results of the Company.

Concentrations of credit risk

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three and six months ended June 30, 2004 compared to our results of operations for the three and six months ended June 30, 2003. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     We have administrative and training facilities in the United States, the United Kingdom and Italy and manufacturing facilities in the United States, the United Kingdom, Italy, Mexico and the Seychelles. We directly distribute our products in the United States, the United Kingdom, Ireland, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico, Brazil and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

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

     Prior to the acquisition of Breg, Inc. (Breg) in December 2003, we managed our operations as two geographic business units: the Americas and International plus Group Activities. Presently, our operations are managed as three business segments (Americas Orthofix, Americas Breg and International Orthofix) plus Group Activities. Americas Orthofix consists of the operations, existing prior to the acquisition of Breg, which are in the United States, Mexico,

Brazil, and Puerto Rico. Americas Breg consists of Breg's domestic and independent international distributor operations. International Orthofix consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world including independent export distribution operations. Group Activities are comprised of the Parent's operating expenses and identifiable assets.

Revenues

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are made into three Market Sectors, Spine, Reconstruction, and Trauma, which together accounted for 93% and 92% of our total net sales in the three and six months ended June 30, 2004, as compared to 91% and 90% of our total net sales for the same periods in the prior year. Sales of non-orthopedic products, including the airway management products, woman's care and other products, accounted for 7% and 8% of our total net sales in the three and six months ended June 30, 2004, as compared to 9% and 10% of our total net sales for the same periods in the prior year.

     The following tables display the net sales by geographic destination, net sales by business segment, net of intercompany eliminations, and net sales by each of our Market Sectors for the three and six months ended June 30, 2004 and 2003. We provide net sales by geographic destination and by Market Sector for informational purposes only. We maintain our books and records by business segment.

     Geographic Destination:

                                               Three Months Ended June 30,
          (In thousands)                 2004                               2003
                              -----------------------------      ------------------------------
                                              Percent of                         Percent of
                               Net Sales   Total Net Sales        Net Sales   Total Net Sales
                              ----------   ---------------       -----------  ----------------
Americas                         $50,997              72%           $34,522              67%
International                     19,797              28%            17,043              33%
                              ----------   ---------------       -----------  ----------------
Total                            $70,794             100%           $51,565             100%
                              ==========   ===============       ===========  ================




                                                Six Months Ended June 30,
          (In thousands)                 2004                               2003
                              -----------------------------      ------------------------------
                                              Percent of                         Percent of
                               Net Sales   Total Net Sales        Net Sales   Total Net Sales
                              ----------   ---------------       -----------  ----------------
Americas                        $102,305                72%         $65,724                66%
International                     39,228                28%          34,022                34%
                              ----------   ---------------       -----------  ----------------
Total                           $141,533               100%         $99,746               100%
                              ==========   ===============       ===========  ================




     Business Segment:

                                               Three Months Ended June 30,
(In thousands)                           2004                               2003
                              -----------------------------      ------------------------------
                                              Percent of                         Percent of
                               Net Sales   Total Net Sales        Net Sales   Total Net Sales
                              ----------   ---------------       -----------  ----------------
Americas Orthofix                $31,134                44%         $29,666                58%
Americas Breg                     16,412                23%              --              --  %
International Orthofix            23,248                33%          21,899                42%
                              ----------   ---------------       -----------  ----------------
Total                            $70,794               100%         $51,565               100%
                              ==========   ===============       ===========  ================


                                                Six Months Ended June 30,
(In thousands)                           2004                               2003
                              -----------------------------      ------------------------------
                                              Percent of                         Percent of
                               Net Sales   Total Net Sales        Net Sales   Total Net Sales
                              ----------   ---------------       -----------  ----------------
Americas Orthofix                $60,927                43%         $56,362                57%
Americas Breg                     33,271                24%              --              --  %
International Orthofix            47,335                33%          43,384                43%
                              ----------   ---------------       -----------  ----------------
Total                           $141,533               100%         $99,746               100%
                              ==========   ===============       ===========  ================


     Market Sector:

                                               Three Months Ended June 30,
           (In thousands)                2004                               2003
                              -----------------------------      ------------------------------
                                              Percent of                         Percent of
                               Net Sales   Total Net Sales        Net Sales   Total Net Sales
                              ----------   ---------------       -----------  ----------------
Orthopedic
  Spine                          $20,238                29%         $20,361                39%
  Reconstruction                  29,150                41%          12,303                24%
  Trauma                          16,135                23%          14,275                28%
                              ----------   ---------------       -----------  ----------------
Total Orthopedic                  65,523                93%          46,939                91%

Non-Orthopedic                     5,271                 7%           4,626                 9%
                              ----------   ---------------       -----------  ----------------
Total                            $70,794               100%         $51,565               100%
                              ==========   ===============       ===========  ================



                                                Six Months Ended June 30,
           (In thousands)                2004                               2003
                              -----------------------------      ------------------------------
                                              Percent of                         Percent of
                               Net Sales   Total Net Sales        Net Sales   Total Net Sales
                              ----------   ---------------       -----------  ----------------
Orthopedic
  Spine                          $39,858                28%         $38,673                38%
  Reconstruction (1)              59,254                42%          24,725                25%
  Trauma (1)                      31,438                22%          26,851                27%
                              ----------   ---------------       ----------   ----------------
Total Orthopedic                 130,550                92%          90,249                90%

Non-Orthopedic                    10,983                 8%           9,497                10%
                              ----------   ---------------       -----------  ----------------
Total                           $141,533               100%         $99,746               100%
                              ==========   ===============       ===========  ================



--------------------------------------------------------------------------------
Note 1: The six months ended June 30, 2004 contains a first quarter reclass of $407 from trauma to reconstruction.


     The following table presents certain items in our statements of operations as a percentage of net sales for the periods indicated:




                                         Three Months Ended June 30,  Six Months Ended June 30,
                                         ---------------------------- ---------------------------
                                             2004            2003        2004           2003
                                             ----            ----        ----           ----
                                             (%)             (%)         (%)             (%)

Net sales...........................            100              100         100            100
Cost of sales.......................             28               25          28             26
Gross profit........................             72               75          72             74
Operating expenses
  Sales and marketing ..............             36               38          37             37
  General and administrative........             10               10          10             10
  Research and development..........              4                4           4              4
  Amortization of intangible assets.              3                1           2              1
  Litigation costs..................             --                2           1              2
Total operating income..............             19               20          18             20
Net income..........................             11               13          11             12


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Sales - Net sales increased 42% to $141.5 million for the first six months of 2004, which included $33.3 million of net sales attributable to Americas Breg, compared to $99.7 million for the first six months of 2003. The impact of foreign currency increased sales by $3.8 million during the first six months of 2004 as compared to the first six months of 2003.

     Net sales in Americas Orthofix, primarily within the United States, increased to $60.9 million in the first six months of 2004 compared to $56.4 million in the first six months of 2003, an increase of 8%. Americas Orthofix represented 43% of total net sales during the first six months of 2004 and 57% of total net sales for the same period of 2003. The increase in sales was primarily the result of an increase in sales of stimulators for long bone applications and external fixators used in the reconstruction and trauma markets, partially offset by minimal growth in spine market products as a result of reimbursement issues associated with EZ Brace and Orthotrac and reduced growth of spinal stimulators.

     Net sales in Americas Breg for the first six months of 2004 were $33.3 million, which represented 24% of total net sales during the first six months of 2004. Breg was acquired on December 30, 2003; therefore there are no sales for Americas Breg for the comparable period of the prior year. However, on a pro forma year-over-year basis, Americas Breg sales grew 12% in the first six months of 2004 compared to the first six months of 2003.

     Net sales in International Orthofix increased 9% to $47.3 million in the first six months of 2004 compared to $43.4 million in the first six months of 2003. The primary contributors were increased sales of external fixation products, strong start-up sales of the PC.C.P hip fracture system and growth of non-orthopedic airway management products, partially offset by a decrease in sales of the AV Impulse, primarily the Impad component, due to inventory balancing by its primary customer in the United States. The impact of foreign currency increased International Orthofix sales for the first six months of 2004 by $3.8 million as compared to the same period of the prior year.

     By Market Sector, sales of spine products increased 3% to $39.9 million in the first six months of 2004 compared to $38.7 million in the first six months of 2003. Sales of stimulation products for spine applications, the main component of our Spine Market Sector, increased 5%, which included the impact of the renewed Medtronic Sofamor Danek distribution agreement. This Market Sector was negatively impacted by reimbursement issues relating to our Orthotrac and EZ Brace products. A change in the reimbursement code of the EZ Brace product has had a negative impact of approximately $0.7 million on period-over-period sales for this product. Reimbursement issues and increased competitive activity for spinal stimulators could negatively impact growth, while the pending approval of a stimulator for cervical applications could positively impact growth in this Market Sector in future periods.

     Sales of our reconstruction products increased 140% to $59.3 million in the first six months of 2004 compared to $24.7 million in the first six months of 2003. This increase is primarily attributable to the sales of Breg products, which are classified as reconstruction products, which totaled $33.1 million in the first six months of 2004. Sales of our external fixation products used in reconstruction applications increased 34%, which also contributed to the period-over-period growth in this Market Sector. Growth in this Market Sector has been negatively impacted in the first six months of 2004 compared to 2003 by a decrease of 9% in the AV Impulse systems sales as discussed above.

     Sales of our trauma products increased 17% to $31.4 million in the first six months of 2004 compared to $26.9 million in the first six months of 2003. This Sector benefited from a modest 11% growth in sales of external fixation products used for trauma applications, a 22% growth in sales of stimulation products used for long bone applications, and strong start-up sales of the PC.C.P hip fracture system.

     Sales of our non-orthopedic products grew 16% to $11.0 million in the first six months of 2004 compared to $9.5 million in the first six months of 2003. This Market Sector continues to be driven by the airway management products, including a new single use version, which we distribute in the United Kingdom, Ireland and Italy.

Gross Profit - Our gross profit increased 38% to $102.3 million in the first six months of 2004, from $74.2 million in the first six months of 2003. The increase was primarily due to an increase of 42% in net sales, including the addition of Breg sales. Gross profit as a percent of net sales in the first six months of 2004 was 72.3% compared to 74.3% in the first six months of 2003, reflecting the impact of the inclusion of Breg with lower gross profit margins relative to pre Breg gross profit margins, purchase accounting and foreign currency. Although currency contributed $3.8 million to sales growth, the year-over-year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar was detrimental to our gross profit and gross profit margin in those situations where we produce products in Euros or Pounds and sell them in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expenses increased $14.7 million to $51.8 million in the first six months of 2004 from $37.1 million in the first six months of 2003, an increase of 40% on a net sales increase of 42% over the same period. The incremental increase is primarily the result of the addition of Breg marketing and sales, for which there are no comparable costs in the first six months of the prior year, and the impact of foreign currency. Sales and marketing expense as a percent of net sales decreased to 36.6% in the first six months of 2004 from 37.2% in the same period of 2003. The decrease as a percent of net sales is primarily associated with our new Breg segment, which carries a lower sales and marketing expense as a percent of net sales than the Company has experienced in prior years.

General and Administrative Expense - General and administrative expense increased $4.6 million in the first six months of 2004 to $14.7 million from $10.1 million in the first six months of 2003. This increase is primarily attributable to the addition of general and administrative expenses of Breg for which there are no comparable costs in the same period of the prior year, purchase accounting adjustments from the acquisition of Breg for the depreciation of step-up in the value of fixed assets acquired, and the acquisition of a Puerto Rico distributor, for which there are also no comparable costs in the same period of the prior year. The expense remained constant as a percent of net sales at 10% for both periods.

Research and Development Expense - Research and development expense increased $1.8 million in the first six months of 2004 to $6.0 million from $4.3 million in the first six months of 2003 and remained constant as a percent of net sales at 4%. Approximately $1.5 million of this increase is attributable to the Breg acquisition, for which there were no comparable expenses for the same period of 2003.

Amortization of Intangible Assets - Amortization of intangible assets was $3.1 million in the first six months of 2004 compared to $0.4 million for the same period of 2003. The increase in amortization expense of approximately $2.5 million was due to the amortization recorded for the distribution network acquired in the Breg acquisition.

KCI Litigation Expense - Based on an assessment of the merits of the Kinetics Concepts Inc. (KCI) case (further described in Note 14 "Contingencies" of Item
1. "Condensed Financial Statements"), we incurred $0.7 million in litigation costs in the first six months of 2004, compared to $2.1 million in the same period of 2003.

Interest Income (Expense), net - Interest income (expense), net was an expense of $2.9 million in the first six months of 2004 compared to income of $0.1 million in the first six months of 2003. We incurred interest expense on borrowings under our senior secured term loan of approximately $2.8 million which included the amortization of debt costs. Additional interest expense of $0.2 million was incurred on borrowings under a line of credit in Italy, partially offset by interest income on cash deposits of $0.1 million.

Other Income (Expense), net - Other income (expense), net was income of $17,000 in the first six months of 2004 compared to an expense of $0.2 million in the first six months of 2003. The change is attributable to various income and expense items that occurred during the first six months of 2004 for which there was no comparable activity for the same period of the prior year. In the first six months of 2004, we sold our interest in a property as part of our plan to consolidate our United Kingdom facilities that resulted in a gain of approximately $0.6 million. We also incurred foreign exchange losses of $0.5 million in the first six months of 2004 compared to a gain of $0.2 million in the same period of 2003 both principally as a result of the impact of foreign currency movements on the carrying value of current assets and current liabilities held by foreign subsidiaries.

Gain (Loss) in Joint Venture, net - Gain (loss) in joint venture, net was income of $0.2 million in the first six months of 2004 compared to an expense of $0.6 million in the first six months of 2003. During the first six months of 2004, we sold part of our ownership in the OrthoRx joint venture to our partner Ferrer Freedman & Company that resulted in a gain of approximately $0.8 million. This gain was partially offset by our portion of the joint venture's operating losses for the first six months of 2004 of approximately $0.6 million, which resulted in a net gain associated with OrthoRx of $0.2 million for the first six months of 2004 compared to a net loss of $0.6 million for the same period of the prior year.

Income Tax Expense - In the first six months of 2004 and 2003, the effective tax rate was 30.5% and 37.3%, respectively. The effective tax rate in the first six months of 2004 benefited from the following: (i) the non-taxable gain recorded on our sale of OrthoRx; (ii) lower spending on the KCI case (which occurs in a low tax jurisdiction); and (iii) inherent tax benefits resulting from the financing structure of our senior secured term loan obtained in conjunction with the Breg acquisition.

Net Income - Net income for the first six months of 2004 was $16.2 million, or $1.07 per basic share and $1.02 per diluted share, compared to $12.4 million, or $0.89 per basic share and $0.85 per diluted share, for the first six months of 2003, an increase in net income of 30%. The weighted number of basic common shares outstanding was 15,158,409 and 13,909,436 during the first six months of 2004 and 2003, respectively. The weighted number of diluted common shares outstanding was 15,826,981 and 14,628,146 during the first six months of 2004 and 2003, respectively.


Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Sales - Net sales increased 37% to $70.8 million for the second quarter of 2004 compared to $51.6 million for the second quarter of 2003. The impact of foreign currency increased sales by $1.5 million during the second quarter of 2004 as compared to the same period of the prior year.

     Net sales in the Americas Orthofix, primarily the United States, increased to $31.1 million in the second quarter of 2004 compared to $29.7 million in the second quarter of 2003, an increase of 5%. Americas Orthofix represented 44% of total net sales during the second quarter of 2004 and 58% of total net sales for the same period of 2003. The increase in sales was primarily the result of an increase in sales of stimulators used for long bone applications and external fixators used in the reconstruction and trauma markets. Net sales in spine market products were negatively impacted by reimbursement issues associated with EZ Brace and Orthotrac and only a 1% growth in stimulators used in spinal applications in the second quarter of 2004 as compared to the same period of the prior year.

     Net sales in Americas Breg for the second quarter of 2004 were $16.4 million, which represented 23% of total net sales for the second quarter of 2004. Breg was acquired on December 30, 2003; therefore there are no sales for Americas Breg for the comparable period of 2003. However, on a pro forma year-over-year basis, Americas Breg sales grew 10% in the second quarter of 2004 compared to the same period in 2003.

     Net sales in International Orthofix increased 6% to $23.2 million in the second quarter of 2004 compared to $21.9 million in 2003. International Orthofix experienced growth in its external fixation products, PC.C.P hip fracture system and growth in non-orthopedic airway management products, but experience a decrease of 13% in sales of its AV Impulse system, primarily the Impad component, due to inventory balancing by its primary customer in the United States. The impact of foreign currency increased International Orthofix sales by $1.3 million during the second quarter of 2004 as compared to the same period of the prior year.

     By Market Sector, sales of spine products remained flat, at $20.2 in the second quarter of 2004 compared to $20.4 million in the second quarter of 2003. Sales of stimulation products for spine applications, the main component of our Spine Market Sector, increased 1%. This Market Sector was negatively impacted by reimbursement issues relating to our Orthotrac and EZ Brace products. A change in the reimbursement code of the EZ Brace product has had a negative impact of approximately $0.3 million on quarter-over-quarter sales in this Market Sector. Reimbursement issues and increased competitive activity for spinal stimulators could negatively impact growth while the pending approval of a stimulator for cervical applications could positively impact the growth in this Market Sector in future periods.

     Sales of our reconstruction products increased 137% to $29.2 million in the second quarter of 2004 compared to $12.3 million in the second quarter of 2003. This increase is primarily attributable to the sales of Breg products, which are classified as reconstruction products, which totaled $16.4 million in the second quarter of 2004. Sales of our external fixation products used in reconstruction applications increased 28% which also contributed to the period-over-period growth of this Market Sector. Growth in this Market Sector was negatively impacted in the second quarter of 2004 compared to 2003, by a decrease of 13% in AV Impulse system sales as discussed above.

     Sales of our trauma products increased 13% to $16.1 million in the second quarter of 2004, compared to $14.3 million in the second quarter of 2003. This Market Sector benefited from a modest 8% growth in sales of external fixation products, a strong 19% growth in sales of stimulation products used for long bone applications, and strong start-up sales of the PC.C.P hip fracture system.

     Sales of our non-orthopedic products grew 14% to $5.3 million in the second quarter of 2004 compared to $4.6 million in the second quarter of 2003. The increase was primarily due to the growth in sales of airway management products, including a new single use version, which we distribute in the United Kingdom, Ireland and Italy.

Gross Profit - Our gross profit increased 33% to $51.1 million in the second quarter of 2004, from $38.6 million in the second quarter of 2003. The increase was primarily due to the increase of 37% in net sales including the addition of Breg sales. Gross profit as a percent of net sales in the second quarter 2004 was 72.2% compared to 74.8% in 2003, reflecting the inclusion of Breg with lower gross profit margins and product mix, primarily lower spinal stimulation and AV Impulse Impad sales, as a percent of net sales in the second quarter of 2004 compared to the same period of 2003. Although the impact of foreign currency contributed $1.5 million to sales growth, the year over year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar was detrimental to our gross profit and gross profit margin in those situations where we produce products in Euros or Pounds and sell them in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $6.1million to $25.6 million in the second quarter of 2004 from $19.5 million in the second quarter of 2003, an increase of 31% on a net sales increase of 37% over the same period. The incremental increase is primarily the result of the addition of Breg marketing and sales costs, for which there are no comparable costs in the second quarter of the prior year, and foreign currency. Sales and marketing expense as a percent of net sales decreased to 36.6% in the second quarter of 2004 from 37.8% in the same period of 2003. The decrease as a percent of net sales is primarily associated with our new Breg segment, which carries a lower sales and marketing expense as a percent of net sales than Orthofix has experienced in prior years.

General and Administrative Expense - General and administrative expense increased $2.3 million in the second quarter of 2004 to $7.4 million from $5.1 million in the second quarter of 2003. This increase is primarily attributable to the addition of general and administrative expenses of Breg, for which there are no comparable costs in the same period of the prior year, purchase accounting adjustments from the acquisition of Breg for the depreciation of step-up in the value of fixed assets acquired, and the acquisition of a Puerto Rico distributor, for which there are also no comparable costs in the same period of the prior year. The expense remained constant as a percent of net sales at approximately 10% for both periods.

Research and Development Expense - Research and development expense increased $0.6 million in the second quarter of 2004 to $2.7 million from $2.1 million in the second quarter of 2003 and remained constant as a percent of net sales at 4%. The incremental increase is attributable to the Breg acquisition, for which there were no comparable expenses for the same period of 2003.

Amortization of Intangible Assets - Amortization of intangible assets was $1.8 million in the second quarter of 2004 compared to $0.1 million for the same period of 2003. The increase in amortization expense of approximately $1.4 million was due to the amortization recorded for the distribution network acquired in the Breg acquisition.

KCI Litigation Expense - Based on an assessment of the merits of the Kinetics Concepts Inc. (KCI) case (further described in Note 14 "Contingencies" of Item
1. "Condensed Financial Statements"), we incurred $0.3 million in litigation costs in the second quarter of 2004, compared to $1.3 million in the same period of 2003.


Interest Income (Expense), net - Interest income (expense), net was an expense of $1.4 million in the second quarter of 2004 compared to income of $18,000 in the second quarter of 2003. We incurred interest expense on borrowings under our senior secured term loan of approximately $1.4 million which included the amortization of debt costs. Additional interest expense of $0.1 million was incurred on borrowings under a line of credit in Italy.

Other Income (Expense), net - Other income (expense), net was an expense of $0.2 million in the second quarter of 2004 compared to income of $0.2 million in the second quarter of 2003. The change is attributable to foreign exchange losses in the second quarter of 2004 compared to foreign exchange gains in the same period of 2003 on the revaluation of current assets and liabilities denominated in the Great Britain Pound and Euro held by foreign subsidiaries.

Gain (Loss) in Joint Venture - Gain (loss) in joint venture, net was a loss of $0.2 million in the second quarter of 2004 and 2003.

Income Tax Expense - In the second quarters of 2004 and 2003, the effective tax rate was 31.4% and 37.8%, respectively. The effective tax rate in the second quarter of 2004 benefited from the following: i) lower spending on the KCI case (which occurs in a low tax jurisdiction); and ii) inherent tax benefits resulting from the financing structure of our senior secured term loan obtained in conjunction with the Breg acquisition.

Net Income - Net income for the second quarter of 2004 was $7.9 million, or $0.52 per basic share and $0.50 per diluted share, compared to $6.5 million, or $0.46 per basic share and $0.44 per diluted share, for the second quarter of 2003, an increase in net income of 21%. The weighted number of basic common shares outstanding was 15,276,961 and 14,112,563 during the second quarter of 2004 and 2003, respectively. The weighted number of diluted common shares outstanding was 15,872,346 and 14,753,417 during the second quarter of 2004 and 2003, respectively.


Liquidity and Capital Resources

     Cash and cash equivalents were $46.0 million at June 30, 2004 compared to $33.6 million at December 31, 2003, an increase of $12.4 million.

     Net cash provided by operating activities was $16.2 million for the first six months of 2004 compared to $14.7 million for the first six months of 2003, an increase of $1.5 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income increased approximately $3.8 million to $16.2 million in the first six months of 2004 from $12.4 million in the first six months of 2003. Non-cash items increased $4.9 million in the first six months of 2004 compared to the first six months of 2003, primarily as a result of the increased depreciation and amortization expense associated with the application of purchase accounting to the assets acquired in the Breg acquisition. Working capital accounts consumed $11.8 million of cash in the first six months of 2004, principally as a result of increases in accounts receivable and inventory to support additional sales and reduced accounts payable and liabilities. This compares to a use of cash of $4.5 million during the same period of 2003. Performance indicators of our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 95 days at June 30, 2004 compared to 106 days at June 30, 2003 and inventory turnover of 2.5 times at June 30, 2004 compared to 2.2 times at June 30, 2003.

     Net cash used in investing activities was $6.5 million during the first six months of 2004, compared to $25.9 million during the first six months of 2003. During the first six months of 2004, we paid $1.1 million as part of the consideration for the purchase of a Puerto Rican distributor, invested $7.8 million in capital expenditures, which included a payment of $4.0 million to purchase the technology of the PC.C.P hip fracture system. During the first six months of 2004 we received $1.3 million from the sale of shares in the OrthoRx joint venture, $1.6 million from the sale of a facility in the UK, and $0.4 million from a contract settlement in Mexico. During the first six month of 2003, we purchased the remaining 48% minority interest in our UK distribution company for $20.6 million, invested $1.5 million to take an equity interest in Innovative Spinal Technologies (IST), invested an additional $1.5 million in the OrthoRx joint venture, and invested $2.2 million in capital expenditures.

     Net cash provided by financing activities was $2.9 million in the first six months of 2004 compared to $0.3 million for the same period in 2003. In the first six months of 2004, we received proceeds of $7.1 million from the issuance of 457,215 shares of our common stock upon the exercise of stock options and warrants. In the first six month of 2004, we also had net borrowings of $2.0 million on a line of credit in Italy used to finance working capital. Further, in the first six months of 2004, we repaid approximately $5.5 million against the principal of the senior secured term loan obtained to help finance the Breg acquisition, paid $0.2 million against other outstanding debt and paid $0.5 million for costs associated with obtaining the senior secured term loan, which will be amortized over the term of the credit facility.

     When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a new senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15.0 million. As of June 30, 2004 and as of August 4, 2004, we had no amounts.

outstanding under the revolving credit facility. Obligations under the senior secured bank facility have a floating interest rate of LIBOR or prime rate plus a margin that is adjusted quarterly based on Colgate's leverage ratio. In May 2004 we entered into an interest rate swap agreement in which we swapped $50.0 million of our variable rate debt for a fixed rate of 3.16% plus a margin equal to the margin under the credit agreement, currently 2.75%. The fixed rate under the swap as of June 30, 2004 was 5.91%. The interest rate swap is a three year fully amortized agreement. Our effective interest rate as of June 30, 2004 on our senior secured debt was 5.1%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledge of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

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

     The credit agreement relating to the senior secured bank facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. The Company has assessed its compliance with the financial covenants as of June 30, 2004, on a pro forma basis, as required by the credit agreement, noting it is in compliance with all financial covenants.

     At June 30, 2004, we had outstanding borrowings of $2.0 million and unused available lines of credit of approximately $8.5 million under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

     We continue to search for viable acquisition candidates that would expand our worldwide presence as well as additional products appropriate for current distribution channels. An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

     We believe that current cash balances together with projected cash flows from operating activities, the unused revolving credit facility and available Italian line of credit, the exercise of stock options, and our remaining available debt capacity are sufficient to cover anticipated operating capital needs and research and development costs over the near term.

Contractual Obligations

     During the three and six month periods ended June 30, 2004, there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

As of June 30, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         On December 4, 1998, the special committee, or the Review Committee, established to determine the amount of any contingent contract rights under the Merger Agreement, dated May 8, 1995, between Orthofix International and American Medical Electronics, or AME, in settlement of all claims of the holders of record of AME common stock and the options and warrants to acquire such stock as of August 21, 1995, unanimously determined that Orthofix International would pay to the AME record holders an earnout of $500,000 plus interest and 12% of the net recovery received from the resolution in 2000 of a litigation against Biomet, Inc. and Electro Biology, Inc., up to a maximum of $5,500,000, plus interest. The Review Committee has not calculated the amount of the capped figure, but Orthofix International believes is the amount to be between $5.0 million and $5.5 million. An arbitrator acting under the auspices of the American Arbitration Association, or AAA, subsequently entered a consent award based on the Review Committee's determination.

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

         The New York federal courts resolved the two consolidated actions in favor of the Company and its subsidiary. On July 12, 2002, the trial court denied the plaintiff's motion to vacate the consent award. On May 21, 2003, the trial court denied plaintiffs' motion for leave to file a second amended complaint and dismissed the earnout and bonus action in its entirety with prejudice. On appeal, on March 12, 2004, the United States Court of Appeals for the Second Circuit summarily affirmed the judgment in favor of the Company and its subsidiary. The time within which the plaintiffs could have requested further review in the United States Supreme Court expired on June 10, 2004.

         The Company anticipates that the Review Committee will meet soon to review and approve the amount of the settlement payment. The Company expects to pay the appropriate amount within 30 days after it receives the Review Committee's approval. The Company has previously reserved approximately $5.2 million plus accrued interest for the settlement of this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 29, 2004. The total number of commons shares eligible to vote as of the record date, May 10, 2004, was 15,241,362 and according to the Company's Articles of Association, 7,620,681 constituted a quorum.

At the Annual General Meeting:

1. The following persons were elected as Directors of the Company for a one year term expiring at the Annual General Meeting in 2005:

       Name                                                   Votes For           Votes Withheld
     ------------------------------------------------    -------------------    -------------------

       Jerry Benjamin                                        13,260,537               232,715
       Peter Clarke                                          13,236,167               257,085
       Alberto D'Abreu de Paulo                              13,421,784                71,468
       Charles Federico                                      13,236,817               256,435
       Robert Gaines-Cooper                                  13,236,817               256,435
       James Gero                                            13,424,663                68,589
       Frederik Hartsuiker                                   13,260,537               232,715
       Peter Hewett                                          13,236,817               356,435
       John Littlechild                                      13,260,537               232,715
       Walter Von Wartburg                                   13,451,549                41,703
       Edgar Wallner                                         13,236,417               256,835


2. The 2004 Long-Term Incentive Plan was approved by a vote of 8,424,108 in favor, 2,511,654 against, and 55,318 abstaining. There were 2,502,172 broker non-votes;

3. An amendment to the Articles of Association of the Company to increase the maximum number of shares common stock available for issuance from 30,000,000 to 50,000,000 was adopted and approved by a vote of 13,099,073 in favor, 383,464 against and 10,715 abstaining;

4. An amendment to the Articles of Association of the Company to reflect changes in Netherlands Antilles law or to update and clarify certain provisions of the Articles of Association was adopted and approved by a vote of 13,377,353 in favor, 36,042 against and 79,857 abstaining;

5. The audited Financial Statements for the year ended December 31, 2003 were adopted and approved by a vote of 13,449,913 in favor, 28,916 against and 14,523 abstaining; and

6. The selection of Ernst & Young LLP to act as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 2004 was ratified by a vote of 11,966,838 in favor, 1,520,013 against and 6,401 abstaining.

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

                                     ORTHOFIX INTERNATIONAL N.V.


Date:  August 6, 2004                By:    /s/ CHARLES W. FEDERICO
                                           --------------------------------
                                           Name:  Charles W. Federico
                                           Title: Chief Executive Officer and
                                                  President

Date:  August 6, 2004                By:    /s/ THOMAS HEIN
                                           --------------------------------
                                           Name:  Thomas Hein
                                           Title: Chief Financial Officer