Form 10-Q
period 2004-09-30
ORTHOFIX INTERNATIONAL N V
filed 2004-11-05
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

                Netherlands Antilles                                                      N/A
-------------------------------------------------------             --------------------------------------------------
           (State or other jurisdiction of                                (I.R.S. Employer Identification No.)
           incorporation or organization)

               7 Abraham de Veerstraat
                       Curacao
                Netherlands Antilles                                                      N/A
-------------------------------------------------------             --------------------------------------------------
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

                          Common Stock, $0.10 par value

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [ ]

As of November 2, 2004, 15,664,903 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                            Page

PART I    FINANCIAL INFORMATION                                                3
     Item 1.  Condensed Financial Statements...................................3
     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................15
     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......25
     Item 4.  Controls and Procedures.........................................26
PART II   OTHER INFORMATION                                                   27
     Item 1.  Legal Proceedings...............................................27
     Item 5.  Other Information...............................................27
     Item 6.  Exhibits........................................................28
SIGNATURES                                                                    30


                           Forward-Looking Statements

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which relate to our business and financial outlook and which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We hereby take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

     A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under Item 1 - "Business - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share data)                             September 30,       December 31,
                                                                               2004                 2003
                                                                         -----------------    ----------------
Assets                                                                     (Unaudited)           (Note 2)
Current assets:
  Cash and cash equivalents ...................................                   $38,532             $33,559
  Trade accounts receivable, net ..............................                    80,801              70,690
  Inventories .................................................                    31,912              30,713
  Deferred income taxes .......................................                     3,978               3,978
  Prepaid expenses and other ..................................                     8,477               8,928
                                                                         -----------------    ----------------
Total current assets ..........................................                   163,700             147,868
Securities and other investments ..............................                     4,366               5,775
Property, plant and equipment, net ............................                    17,623              19,169
Patents and other intangible assets, net ......................                    71,791              65,726
Goodwill, net .................................................                   166,425             168,397
Other long-term assets ........................................                     5,656               6,244
                                                                         -----------------    ----------------
  Total assets ................................................                  $429,561            $413,179
                                                                         ================     ===============
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings .............................................                    $1,434                 $72
  Current portion of long-term debt ...........................                     9,852              11,063
  Trade accounts payable ......................................                     8,407              11,569
  Other current liabilities ...................................                    25,532              30,236
                                                                         -----------------    ----------------
  Total current liabilities ...................................                    45,225              52,940
Long-term debt ................................................                    82,524              99,072
Deferred income taxes .........................................                    17,402              16,642
Other long-term liabilities ...................................                     3,762               3,749
                                                                         -----------------    ----------------
  Total liabilities ...........................................                   148,913             172,403
                                                                         -----------------    ----------------

Contingencies (Note 16)
Shareholders' equity:
  Common shares (15,641,609 and 14,980,010 shares issued
   at September 30, 2004 and December 31, 2003, respectively) .                     1,564               1,498
  Additional paid-in capital ..................................                    97,034              81,960
  Retained earnings ...........................................                   172,560             147,924
  Accumulated other comprehensive income ......................                     9,490               9,394
                                                                         -----------------    ----------------
  Total shareholders' equity ..................................                   280,648             240,776
                                                                         -----------------    ----------------
  Total liabilities and shareholders' equity ..................                  $429,561            $413,179
                                                                         =================    ================

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                               Three Months Ended                 Nine Months Ended
                                                         -------------------------------    -------------------------------
(Unaudited, U.S. Dollars, in thousands except share
and per share data)                                          2004              2003             2004              2003
                                                         --------------    -------------    --------------    -------------

Net sales..............................................        $71,488          $51,253          $213,019         $150,999
Cost of sales..........................................         19,582           12,482            58,825           38,077
                                                         --------------    -------------    --------------    -------------
    Gross profit.......................................         51,906           38,771           154,194          112,922
Operating expenses
    Sales and marketing................................         24,678           20,321            76,452           57,428
    General and administrative.........................          7,737            5,039            22,402           15,139
    Research and development...........................          2,722            1,721             8,732            5,979
    Amortization of intangible assets..................          1,609              259             4,754              656
    Litigation and settlement costs....................            562            2,605             1,266            4,731
                                                         --------------    -------------    --------------    -------------
                                                                37,308           29,945           113,606           83,933
                                                         --------------    -------------    --------------    -------------
    Total operating income ............................         14,598            8,826            40,588           28,989

 Interest income (expense), net........................        (1,697)             (24)           (4,596)               54
 Other income, net.....................................            324              126               341              349
 Loss in joint venture, net............................          (334)            (572)             (109)          (1,175)
                                                         --------------    -------------    --------------    -------------
     Income before income tax..........................         12,891            8,356            36,224           28,217
Income tax expense.....................................        (4,474)          (2,914)          (11,588)         (10,328)
                                                         --------------    -------------    --------------    -------------

     Net income .....................................           $8,417           $5,442           $24,636          $17,889
                                                         --------------    -------------    --------------    -------------

Net income per common share - basic....................          $0.54            $0.38             $1.61            $1.28
                                                         --------------    -------------    --------------    -------------

Net income per common share - diluted..................          $0.53            $0.37             $1.55            $1.22
                                                         --------------    -------------    --------------    -------------

Weighted average number of common shares - basic.......     15,570,313       14,181,847        15,296,717       14,001,981
                                                         --------------    -------------    --------------    -------------

Weighted average number of common shares - diluted.....     15,953,268       14,882,747        15,939,801       14,720,139
                                                         --------------    -------------    --------------    -------------


The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited, U.S. Dollars, in thousands)                                       2004                 2003
                                                                         ----------------    -----------------

Cash flows from operating activities:
     Net income................................................                  $24,636              $17,889
     Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................                   10,789                4,776
    Provision for doubtful accounts............................                    2,972                3,858
    Loss on equity investments.................................                      943                1,175
    Tax benefit on non-qualified stock options.................                    3,548                  412
    Deferred taxes.............................................                  (2,322)                (173)
    Gain on sale of assets and investments.....................                  (1,566)                (354)
    Other .....................................................                      769                1,610
    Change in operating assets and liabilities:
       Accounts receivable.....................................                 (12,456)              (6,368)
       Inventories.............................................                  (1,169)                  346
       Prepaid expenses and other..............................                      487                1,450
       Accounts payable........................................                  (3,517)              (1,717)
       Current liabilities.....................................                  (3,065)              (2,007)
                                                                         ----------------    -----------------
Net cash provided by operating activities......................                   20,049               20,897
                                                                         ----------------    -----------------

Cash flows from investing activities:
     Investments in affiliates and subsidiaries................                  (2,081)             (23,678)
     Capital expenditures......................................                  (5,199)              (3,275)
     Additions to intangible assets............................                  (4,626)                (333)
     Proceeds from sale of joint venture.......................                    1,300                   --
     Proceeds from sale of assets and marketable securities....                    1,578                  354
     Proceeds from settlement of distributor agreement.........                      440                   --
                                                                         ----------------    -----------------
Net cash used in investing activities..........................                  (8,588)             (26,932)
                                                                         ----------------    -----------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock................                   11,151               10,863
     Repurchase of treasury shares.............................                       --              (4,395)
     Payment of debt issuance costs............................                    (532)                   --
     Net repayment of loans and borrowings.....................                 (17,100)              (4,280)
                                                                         ----------------    -----------------
Net cash (used in) provided by financing activities............                  (6,481)                2,188
                                                                         ----------------    -----------------
Effect of exchange rate changes on cash........................                      (7)                  763
                                                                         ----------------    -----------------
Increase (decrease) in cash and cash equivalents...............                    4,973              (3,084)
Cash and cash equivalents at the beginning of the year.........                   33,559               48,813
                                                                         ----------------    -----------------
Cash and cash equivalents at the end of the period.............                  $38,532              $45,729
                                                                         ----------------    -----------------

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

NOTE 2:  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

NOTE 3:  INVENTORY

     Inventories were as follows:

                                                                            September 30,           December 31,
     (In thousands)                                                              2004                   2003
                                                                          -------------------    -------------------

     Raw materials                                                                   $6,175                  $6,153
     Work-in-process                                                                  2,658                   2,453
     Finished goods                                                                  13,357                  13,437
     Field inventory                                                                  5,292                   5,202
     Consignment inventory                                                            8,516                   7,124
     Less reserve for obsolescence                                                  (4,086)                 (3,656)
                                                                          -------------------    -------------------
                                                                                     $31,912                $30,713
                                                                          ===================    ===================


NOTE 4:  ACQUISITIONS

     On December 30, 2003, the Company purchased 100% of the stock of Breg, Inc. ("Breg") for a purchase price of $150 million plus closing adjustments and acquisition costs. The acquisition and related costs were financed with $110 million of senior secured bank debt, cash on hand and the issuance of 731,715 shares of Orthofix common stock.

     The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations". The allocation of the purchase price has been performed based on assignment of fair values to assets acquired and liabilities assumed. Fair values are based, in part, on appraisals performed by an independent appraisal firm.

     The purchase price for the acquisition is preliminary and is subject to potential upward or downward adjustments based on the final working capital adjustment and transaction costs. Based on information obtained during 2004, the preliminary purchase price allocation of Breg was adjusted, resulting in a reduction in the carrying amount of goodwill.

     A preliminary allocation of the purchase price as of September 30, 2004 reflects the following:



     (In thousands)

     Working capital, other than cash                                  $10,135
     Fixed assets acquired                                               5,570
     Identifiable intangible assets (definite lived)                    41,501
     Identifiable intangible assets (indefinite lived)                  23,900
     Deferred tax liability                                           (17,451)
     Deferred tax assets                                                 1,231
     Other long term assets (liabilities), net                             516
     Goodwill                                                           91,839
                                                                ----------------
     Total purchase price                                             $157,241
                                                                ===============


     In the first quarter of 2004, the Company purchased a distributor in Puerto Rico for $1.4 million, which consisted of $1.1 million in cash and $0.3 million of assumed liabilities. The preliminary purchase price included approximately $0.9 million of working capital and $0.5 million of goodwill. The operations of the acquired distributor are included in the accompanying consolidated statement of operations from the date of acquisition.

NOTE 5:  GOODWILL

     The change in the net carrying value of goodwill for the period ended September 30, 2004 is as follows:

    (In thousands)

    Balance at December 31, 2003                                   $168,397
    Acquisitions                                                        532
    Adjustments to Breg goodwill (See Note 4)                       (2,674)
    Foreign currency effects                                            170
                                                             ----------------
    Balance at September 30, 2004                                   $166,425
                                                             ================

NOTE 6:  INTANGIBLES

     During the nine month period ended September 30, 2004, the Company purchased the intellectual property of the Gotfried Percutaneous Compression Plating (PC.C.P) System for approximately $4.0 million. Additions to intangibles also included $6.1 million which was a reallocation of the purchase price from goodwill to definite lived intangible assets related to the distribution network acquired as a part of the Breg acquisition (See Note 4).

NOTE 7:  LONG TERM DEBT


     (In thousands)                                                  September 30,                December 31, 2003
                                                                         2004
                                                                    -----------------             -------------------

     Long-term obligations                                                   $91,750                        $110,000
     Other loans                                                                 626                             135
                                                                    ----------------              ------------------
                                                                              92,376                         110,135
     Less current portion                                                    (9,852)                        (11,063)
                                                                    -----------------             -------------------
                                                                            $82,524                       $99,072
                                                                    =================             ===================


     Concurrently with the closing of the Breg acquisition, Colgate Medical Limited ("Colgate", or the "Borrower"), a wholly owned subsidiary of the Company, entered into the senior secured bank facility. The original credit agreement stated that this obligation had a floating interest rate of LIBOR or prime rate plus a margin that is adjusted quarterly based on the Borrower's leverage ratio. During the third quarter of 2004, Colgate entered into an amendment of its senior secured term loan facility. The amendment reduces the interest rate applicable to borrowings under the term loan facility by reducing the previous interest rate of LIBOR plus 2.75% to LIBOR plus 2.25%. At the same time as entering into the amendment, the Company made a voluntary prepayment of $10.4 million on the borrowings under the term loan facility. At
September 30, 2004, long-term obligations include a senior secured term note for $91.8 million.



NOTE 8:  COMMON SHARES

     For the nine months ended September 30, 2004, the Company issued 661,599 shares of common stock upon the exercise of outstanding stock options, warrants and shares purchased pursuant to the Company's employee stock purchase plan for proceeds of $11.2 million.

NOTE 9:  COMPREHENSIVE INCOME

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

(In thousands)                                 Three Months Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                        ---------------------------------    -------------------------------
                                            2004               2003             2004              2003
                                        --------------    ---------------    ------------     --------------
Net income                                     $8,417             $5,442         $24,636            $17,889

Other comprehensive income:
  Unrealized gain on
       marketable
       Securities, net of taxes                    --                190              --                186
  Unrealized loss on derivative
       instrument (See Note 15)                 (110)                 --            (40)                 --
  Reclassification adjustment for
       gains on the sale of
       marketable securities included
       in net income                               --              (341)                              (341)
  Foreign currency translation
       adjustment                                 944                429             136              6,416
                                        --------------    ---------------    ------------     --------------
Total comprehensive income                     $9,251             $5,720         $24,732            $24,150
                                        ==============    ===============    ============     ==============


NOTE 10: BUSINESS SEGMENT INFORMATION

     Prior to the acquisition of Breg, the Company managed its operations as two geographic business units: the Americas and International plus Group Activities. Presently, the Company's operations are managed as three business segments (Americas Orthofix, Americas Breg, and International Orthofix) plus Group Activities. Americas Orthofix consists of the operations, existing prior to the acquisition of Breg, which are in the United States, Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg, Inc., which was acquired December 30, 2003. Breg, based in Vista, California, designs, manufactures and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international independent distributors. International Orthofix consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world as well as independent distribution operations. Group Activities are comprised of the Parent's operating expenses and identifiable assets.

     For the three month period ended September 30:

                                              External Sales                Intersegment Sales
                                              --------------                ------------------
     (In thousands)                      2004             2003             2004             2003
                                         ----             ----             ----             ----
     Americas Orthofix                 $32,075          $29,765            $210              $251
     Americas Breg                      17,383               --             131                --
     International Orthofix             22,030           21,488          11,855            11,945
                                        ------           ------          ------            ------

     Total                             $71,488          $51,253          $12,196          $12,196
                                       =======          =======          =======          =======

     For the nine month period ended September 30:

                                              External Sales                Intersegment Sales
                                              --------------                ------------------
     (In thousands)                      2004             2003             2004             2003
                                         ----             ----             ----             ----
     Americas Orthofix                 $93,002          $86,127          $1,053              $600
     Americas Breg                      50,654               --             224                --
     International Orthofix             69,363           64,872          42,401            37,009
     Total                            $213,019         $150,999         $43,678           $37,609
                                      ========         ========         =======           =======


     For the three and nine month periods ended September 30:

                                            Three Months Ended                  Nine Months Ended
     Operating Income (Expense)                September 30,                      September 30,
                                       -------------------------------    -------------------------------
     (In thousands)                       2004              2003             2004             2003
                                       -------------    --------------    ------------    ---------------
     Americas Orthofix                      $7,803            $4,753         $21,310            $18,111
     Americas Breg                           3,084                --           7,612                 --
     International Orthofix                  4,197             5,053          14,747             12,970
     Group Activities                      (1,150)           (1,086)         (3,233)            (3,157)
     Eliminations                              664               106             152              1,065
                                       -------------    --------------    ------------    ---------------
     Total                                 $14,598            $8,826         $40,588            $28,989
                                       =============    ==============    ============    ===============


     The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries. The December 31, 2003 balances have been reclassified to conform to the current period presentation.

     Identifiable Assets
                                                              September 30,         December 31,
     (In thousands)                                               2004                  2003
                                                           -------------------    -----------------
     Americas Orthofix                                               $106,641             $103,493
     Americas Breg                                                    178,218              181,298
     International Orthofix                                           151,044              137,011
     Group activities                                                   6,549                5,036
     Eliminations                                                    (12,891)             (13,659)
                                                           -------------------    -----------------
     Total                                                           $429,561             $413,179
                                                           ===================    =================

NOTE 11: INCOME TAXES

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

NOTE 12: DISPOSITION OF ASSETS

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

NOTE 13: EARNINGS PER SHARE

     For the three and nine month periods ended September 30, 2004 and 2003, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the share numbers (the denominators) in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, `Earnings Per Share':

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                ------------------------------     --------------------------------
                                                    2004             2003              2004              2003
                                                -------------    -------------     -------------    ---------------

Weighted average common shares - basic            15,570,313       14,181,847        15,296,717         14,001,981
Effect of diluted securities:
          Stock options                              382,955          700,900           643,084            718,158
                                                -------------    -------------     -------------    ---------------
Weighted average common shares - diluted          15,953,268       14,882,747        15,939,801         14,720,139
                                                -------------    -------------     -------------    ---------------

     The Company did not include 221,000 and 200,000 options in the diluted shares outstanding calculation for the three and nine month periods ended September 30, 2004, respectively, because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of our common stock during the period. For the nine month period ended September 30, 2003, the Company did not include in the diluted shares outstanding calculation 97,736 options because their inclusion would have been antidilutive. All options were included in the diluted shares outstanding calculation for the three month period ended September 30, 2003.

NOTE 14:.STOCK BASED COMPENSATION

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 "Accounting for Stock Issued to Employees." For the three and nine month periods ended September 30, 2004, $146,750 and $440,250, respectively, of compensation expense was recognized relating to options granted at exercise prices lower than the fair market value of the underlying stock on the date of grant. No compensation expense was recorded for the three and nine month periods ended September 30, 2003. In accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosure and Amendment of FASB Statement No. 123", the Company has provided the Company's pro forma net income and net income per common share for the three and nine month periods ended September 30, 2004 and 2003 as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                 Three Months Ended                 Nine Months Ended
                                                   September 30,                      September 30,
(In thousands, except per share data)          2004              2003            2004              2003
                                           -------------     -------------    -----------     ---------------

Net income
     As reported                                 $8,417            $5,442        $24,636             $17,889
     Add: Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects             90                --            267                   --
     Less: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards net of tax                            (592)             (566)        (1,880)             (1,736)
                                           -------------     -------------    -----------     ---------------

     Pro forma                                   $7,915            $4,876        $23,025             $16,153

Net income per common share - basic
     As reported                                  $0.54             $0.38          $1.61               $1.28
     Pro forma                                    $0.51             $0.34          $1.51               $1.15

Net income per common share - diluted
     As reported                                  $0.53             $0.37          $1.55               $1.22
     Pro forma                                    $0.50             $0.33          $1.44               $1.10

NOTE 15: DERIVATIVE INSTRUMENT

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

         During the second quarter of 2004, the Company entered into an interest rate swap agreement (the "Swap") to manage its interest rate exposure related to a portion of the Company's $110 million credit facility entered into on December 30, 2003. The Swap, a three year fully amortizable agreement with a notional amount of $50.0 million, expires on June 27, 2007. The amount outstanding under the Swap as of September 30, 2004 was $45.8 million. Under the Swap, the Company is paying a fixed rate of 3.16% and receiving interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.

         The Swap is designated as a cash flow hedge and, at September 30, 2004, is determined to be effective. At September 30, 2004, the fair value of the derivative was approximately $70,000 and has been included in other current liabilities. The net unrealized loss of approximately $110,000 and $40,000, respectively, has been included in other comprehensive income for the three and nine months ended September 30, 2004. The fair value of the swap is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date.


NOTE 16: CONTINGENCIES

Litigation

     The Company, in the normal course of its business, is involved in various lawsuits from time to time. In addition, the Company is subject to certain other contingencies discussed below:

         On December 4, 1998, a Review Committee, established to determine the amount of any contingent contract rights under the Merger Agreement, dated May 8, 1995, between Orthofix International and American Medical Electronics unanimously determined that Orthofix International would pay to the AME record holders an earnout of $500,000 plus interest and 12% of the net recovery received from the resolution in 2000 of a litigation against Biomet, Inc. and Electro Biology, Inc., up to a maximum of $5,500,000, plus interest. Two lawsuits were subsequently initiated disputing the determination of the Review Committee and seeking monetary damages and interest. The lawsuits were entitled Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99-S-445 (D. Colo.); Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99 Civ. 4049 (S.D.N.Y.).

         The federal district court hearing the cases resolved them in favor or the Company on May 21, 2003. The plaintiff's subsequent appeal was denied and the time within which the plaintiffs could have requested further review in the United States Supreme Court expired on June 10, 2004.

         On August 31, 2004 the Company concluded the above mentioned actions by a final payout pursuant to the Merger Agreement between the Company and AME. The aggregate amount of the payout was $5.6 million, which is the sum of $5.2 million in principal plus $0.4 million in interest from June 30, 2000, to the payout date of August 31, 2004.

         The final payout was fully reserved and had no impact on the Company's financial results from operations for the three or nine month periods ended September 30, 2004.

         Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI withdrew several of its counterclaims, but continues to assert affirmative defenses contending that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas restored the litigation to active status. A portion of any amounts received by the Company will be payable to former owners of Novamedix under the original purchase agreement. This matter is currently in the pre-trial motions phase.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three and nine months ended September 30, 2004 compared to our results of operations for the three and nine months ended September 30, 2003. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Our financial condition, results of operations and cash flows are not significantly impacted by seasonal trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. We do not ordinarily use derivative instruments to hedge foreign exchange exposure. We also have in place an interest rate swap derivative instrument that hedges our exposure to a rise in interest rates.

     Prior to the acquisition of Breg, Inc. (Breg) in December 2003, we managed our operations as two geographic business units: the Americas and International plus Group Activities. Presently, our operations are managed as three business segments (Americas Orthofix, Americas Breg and International Orthofix) plus Group Activities. Americas Orthofix consists of the operations, existing prior to the acquisition of Breg, which are in the United States, Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg's domestic and independent international distributor operations. International Orthofix consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world as well as independent export distribution operations. Group Activities are comprised of the Parent's operating expenses and identifiable assets.

Revenues

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are made into three Market Sectors, Spine, Reconstruction, and Trauma, which together accounted for 93% and 92% of our total net sales in the three and nine months ended September 30, 2004, as compared to 91% of our total net sales in each of the same periods in the prior year. Sales of non-orthopedic products, including the airway management products, woman's care and other products, accounted for 7% and 8% of our total net sales in the three and nine months ended September 30, 2004, as compared to 9% of our total net sales in each of the same periods in the prior year.

     The following tables display the net sales by geographic destination, net sales by business segment, net of intercompany eliminations, and net sales by each of our Market Sectors for the three and nine months ended September 30, 2004 and 2003. We provide net sales by geographic destination and by Market Sector for informational purposes only. We maintain our books and records by business segment.

     Geographic Destination:

                                            Three Months Ended September 30,
          (In thousands)                 2004                               2003
                               -------------------------------  ---------------------------------
                                                   Percent of                         Percent of
                                                   Total Net                          Total Net
                                Net Sales            Sales        Net Sales             Sales
                               ----------         ----------     ----------           ----------
Americas                         $53,416                75%         $35,680                70%
International                     18,072                25%          15,573                30%
                               ----------         ----------     ----------           ----------
Total                            $71,488              100 %         $51,253               100%
                               ==========         ==========     ==========           ==========


                                             Nine Months Ended September 30,
          (In thousands)                 2004                               2003
                               -------------------------------  ---------------------------------
                                                   Percent of                         Percent of
                                                   Total Net                          Total Net
                                Net Sales            Sales        Net Sales             Sales
                               ----------         ----------     ----------           ----------
Americas (1)                    $156,234                73%        $101,404                67%
International (1)                 56,785                27%          49,595                33%
                               ----------         ----------     ----------           ----------
Total                           $213,019              100 %        $150,999               100%
                               ==========         ==========     ==========           ==========


--------------------------------------------------------------------------------
Note 1: The nine months ended September 30, 2004 contain a first and second quarter reclass of $211 and $302, respectively from International to Americas

     Business Segment:

                                             Three Months Ended September 30,
          (In thousands)                 2004                               2003
                               -------------------------------  ---------------------------------
                                                   Percent of                         Percent of
                                                   Total Net                          Total Net
                                Net Sales            Sales        Net Sales             Sales
                               ----------         ----------     ----------           ----------
Americas Orthofix                $32,075                45%         $29,765                58%
Americas Breg                     17,383                24%              --              --  %
International Orthofix            22,030                31%          21,488                42%
                               ----------         ----------     ----------           ----------
Total                            $71,488               100%         $51,253               100%
                               ==========         ==========     ==========           ==========



                                             Nine Months Ended September 30,
          (In thousands)                 2004                               2003
                               -------------------------------  ---------------------------------
                                                   Percent of                         Percent of
                                                   Total Net                          Total Net
                                Net Sales            Sales        Net Sales             Sales
                               ----------         ----------     ----------           ----------
Americas Orthofix                $93,002                44%         $86,127                57%
Americas Breg                     50,654                24%              --              --  %
International Orthofix            69,363                32%          64,872                43%
                               ----------         ----------     ----------           ----------
Total                           $213,019               100%        $150,999               100%
                               ==========         ==========     ==========           ==========



     Market Sector:

                                             Three Months Ended September 30,
          (In thousands)                 2004                               2003
                               -------------------------------  ---------------------------------
                                                   Percent of                         Percent of
                                                   Total Net                          Total Net
                                Net Sales            Sales        Net Sales             Sales
                               ----------         ----------     ----------           ----------
Orthopedic
  Spine                          $20,397                29%         $20,236                39%
  Reconstruction                  30,332                42%          13,054                26%
  Trauma                          15,669                22%          13,291                26%
                               ----------         ----------     ----------           ----------
Total Orthopedic                  66,398                93%          46,581                91%

Non-Orthopedic                     5,090                 7%           4,672                 9%
                               ----------         ----------     ----------           ----------

Total                            $71,488               100%         $51,253               100%
                               ==========         ==========     ==========           ==========



                                             Nine Months Ended September 30,
          (In thousands)                 2004                               2003
                               -------------------------------  ---------------------------------
                                                   Percent of                         Percent of
                                                   Total Net                          Total Net
                                Net Sales            Sales        Net Sales             Sales
                               ----------         ----------     ----------           ----------
Orthopedic
  Spine                          $60,255                28%         $58,909                39%
  Reconstruction (2)              89,586                42%          37,779                25%
  Trauma (2)                      47,107                22%          40,142                27%
                               ----------         ----------     ----------           ----------
Total Orthopedic                 196,948                92%         136,830                91%

Non-Orthopedic                    16,071                 8%          14,169                 9%
                               ----------         ----------     ----------           ----------

Total                           $213,019               100%        $150,999               100%
                               ==========         ==========     ==========           ==========

--------------------------------------------------------------------------------
Note 2: The nine months ended September 30, 2004 contain a first quarter reclass of $407 from Trauma to Reconstruction.


     The following table presents certain items from our statements of operations as a percentage of net sales for the periods indicated:

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                         ---------------------------- ---------------------------
                                             2004            2003        2004           2003
                                             ----            ----        ----           ----
                                             (%)             (%)         (%)             (%)

Net sales...........................            100              100         100            100
Cost of sales.......................             27               24          28             25
Gross profit........................             73               76          72             75
Operating expenses
  Sales and marketing ..............             35               40          36             38
  General and administrative........             11               10          10             10
  Research and development..........              4                3           4              4
  Amortization of intangible assets.              2                1           2              1
  Litigation and settlement costs..               1                5           1              3
Total operating income..............             20               17          19             19
Net income..........................             12               11          12             12


Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Sales - Net sales increased 41% to $213.0 million for the first nine months of 2004, which included $50.6 million of net sales attributable to Americas Breg, compared to $151.0 million for the first nine months of 2003. The impact of foreign currency increased sales by $5.1 million during the first nine months of 2004 as compared to the first nine months of 2003.

     Net sales in Americas Orthofix, primarily within the United States, increased to $93.0 million in the first nine months of 2004 compared to $86.1 million in the first nine months of 2003, an increase of 8%. Americas Orthofix represented 44% of total net sales during the first nine months of 2004 and 57% of total net sales for the same period of 2003. The increase in sales was primarily the result of an increase in sales of stimulators for long bone applications and external fixators used in the reconstruction and trauma markets, along with minimal growth in spine market products as a result of reimbursement issues associated with EZ Brace and Orthotrac and reduced growth of spinal stimulators.

     Net sales in Americas Breg for the first nine months of 2004 were $50.7 million, which represented 24% of total net sales during the first nine months of 2004. Breg was acquired on December 30, 2003; therefore there are no sales for Americas Breg for the comparable period of the prior year. However, on a pro forma year-over-year basis, Americas Breg sales grew 12% in the first nine months of 2004 compared to the first nine months of 2003.

     Net sales in International Orthofix increased 7% to $69.4 million in the first nine months of 2004 compared to $64.9 million in the first nine months of 2003. The primary factors that led to this increase were increased sales of external fixation products, strong start-up sales of the PC.C.P hip fracture fixation system and growth of non-orthopedic airway management products; these were partially offset by a decrease in sales of the A-V Impulse system, primarily the Impad component. The decrease in A-V Impulse system sales is due to a combination of lower contract pricing, a more competitive environment and inventory balancing in the second quarter by our primary customer in the United States. The impact of foreign currency increased International Orthofix sales for the first nine months of 2004 by $5.2 million as compared to the same period of the prior year.

     By Market Sector, sales of spine products increased 2% to $60.3 million in the first nine months of 2004 compared to $58.9 million in the first nine months of 2003. Sales of stimulation products for spine applications, the main component of our Spine Market Sector, increased 4%. This Market Sector was negatively impacted by reimbursement issues relating to our Orthotrac and EZ Brace products. A change in the reimbursement for the EZ Brace product has had a negative impact on the period-over-period sales for this product. Reimbursement issues, emerging new technologies and increased competitive activity for spinal stimulators could negatively impact growth, while the pending approval of a stimulator for cervical applications could positively impact growth in this Market Sector in future periods.

     Sales of our reconstruction products increased 137% to $89.6 million in the first nine months of 2004 compared to $37.8 million in the first nine months of 2003. This increase is primarily attributable to the sales of Breg products, classified as reconstruction products, which totaled $50.7 million in the first nine months of 2004. Sales of our external fixation products used in reconstruction applications increased 32%, which also contributed to the period-over-period growth in this Market Sector. Growth in this Market Sector was negatively impacted in the first nine months of 2004 compared to 2003 by a decrease of 13% in the A-V Impulse systems sales as discussed above.

     Sales of our trauma products increased 17% to $47.1 million in the first nine months of 2004 compared to $40.1 million in the first nine months of 2003. This Market Sector benefited from a 12% growth in sales of external fixation products used for trauma applications, a 21% growth in sales of stimulation products used for long bone applications, and strong start-up sales of the PC.C.P hip fracture fixation system.

     Sales of our non-orthopedic products grew 13% to $16.1 million in the first nine months of 2004 compared to $14.2 million in the first nine months of 2003. This Market Sector continues to be driven by the airway management products, including a new single-use version which we distribute in the United Kingdom, Ireland and Italy.

Gross Profit - Our gross profit increased 37% to $154.2 million in the first nine months of 2004, compared to $112.9 million in the first nine months of 2003. The increase was primarily due to an increase of 41% in net sales, including the addition of Breg sales. Gross profit as a percent of net sales in the first nine months of 2004 was 72.4% compared to 74.8% in the first nine months of 2003, reflecting the impact of the inclusion of Breg with lower gross profit margins relative to pre-Breg gross profit margins, purchase accounting and foreign currency. Although currency contributed $5.1 million to sales growth, the year-over-year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar has been detrimental to our gross profit and gross profit margin in those situations where we produce products whose costs are denominated in Euros or Pounds and are sold in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expenses increased $19.0 million to $76.5 million in the first nine months of 2004 from $57.4 million in the first nine months of 2003, an increase of 33% on a net sales increase of 41% over the same period. The incremental increase is primarily the result of the addition of Breg marketing and sales costs, for which there are no comparable costs in the first nine months of the prior year, and the impact of foreign currency. Sales and marketing expense as a percent of net sales decreased to 35.9% in the first nine months of 2004 from 38.0% in the same period of 2003. The decrease as a percent of net sales is primarily associated with our new Breg segment, which carries a lower sales and marketing expense as a percent of net sales than the Company has experienced in prior years.

General and Administrative Expense - General and administrative expense increased $7.3 million in the first nine months of 2004 to $22.4 million compared to $15.1 million in the first nine months of 2003. This increase is primarily attributable to the addition of general and administrative expenses of Breg for which there are no comparable costs in the same period of the prior year, purchase accounting adjustments from the acquisition of Breg for the depreciation of step-up in the value of fixed assets acquired, and the acquisition of a Puerto Rico distributor, for which there are also no comparable costs in the same period of the prior year. We have also incurred incremental costs in the first nine months of 2004 associated with our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Research and Development Expense - Research and development expense increased $2.8 million in the first nine months of 2004 to $8.7 million compared to $6.0 million in the first nine months of 2003 and remained constant as a percent of net sales at 4%. Approximately $2.3 million of this increase is attributable to expenses related to Breg , for which there were no comparable expenses for the same period of 2003.

Amortization of Intangible Assets - Amortization of intangible assets was $4.8 million in the first nine months of 2004 compared to $0.7 million for the same period of 2003. The increase in amortization expense of approximately $3.8 million was due to the amortization recorded for the distribution network acquired in the Breg acquisition.

Litigation and Settlement Costs - Based on an assessment of the merits of the Kinetics Concepts Inc. (KCI) case (further described in Note 16 "Contingencies" of Item 1, "Condensed Financial Statements"), we incurred $1.3 million in litigation costs in the first nine months of 2004, compared to $3.0 million in the same period of 2003. Further, in the first nine months of 2003, we incurred $1.7 million in settlement costs to conclude the investigation by the Office of Inspector General into the appropriateness of claims made to federal health care programs for the off-label use of our FDA approved pulsed electronic magnetic field device, and for billing and coding for its off-label use.

Interest Income (Expense), net - Interest income (expense), net was an expense of $4.6 million in the first nine months of 2004 compared to income of $0.1 million in the first nine months of 2003. We incurred interest expense on borrowings under our senior secured term loan of approximately $4.5 million which included the amortization of debt costs. Additional interest expense of $0.3 million was incurred on borrowings under a line of credit in Italy, partially offset by interest income on cash deposits of $0.2 million.

Other Income, net - Other income, net was income of $0.3 million in the first nine months of 2004 and 2003. In the first nine months of 2004, other income was generated by the sale of a facility that resulted in a gain of approximately $0.6 million. The sale of this facility was part of our consolidation plan in the United Kingdom. We also experienced foreign exchange losses of $0.3 million during the first nine months of 2004. For the same period of the prior year, other income was generated by a sale of marketable securities that resulted in a gain of $0.4 million that was partially offset by foreign exchange losses of $0.1 million. Foreign exchange losses for both periods were a result of foreign currency movements on the carrying value of current assets and current liabilities held by foreign subsidiaries that were denominated in foreign currencies.

Loss in Joint Venture, net - Loss in joint venture, net was a loss of $0.1 million in the first nine months of 2004. During the first nine months of 2004, we sold part of our ownership in the OrthoRx joint venture to our partner Ferrer Freedman & Company; this sale resulted in a gain of approximately $0.8 million. This gain was offset by our portion of the joint venture's operating losses for the first nine months of 2004 of approximately $0.9 million, which resulted in a net loss associated with OrthoRx of $0.1 million for the first nine months of 2004 compared to a net loss of $1.2 million for the same period of the prior year.

Income Tax Expense - In the first nine months of 2004 and 2003, the effective tax rates were 32.0% and 36.6%, respectively. The effective tax rate in the first nine months of 2004 was reduced by the following: (i) the non-taxable gain recorded on our sale of OrthoRx; (ii) lower spending on the KCI case (which occurs in a low tax jurisdiction); and (iii) inherent tax benefits resulting from the financing structure of our senior secured term loan obtained in conjunction with the Breg acquisition.

Net Income - Net income for the first nine months of 2004 was $24.6 million, or $1.61 per basic share and $1.55 per diluted share, compared to $17.9 million, or $1.28 per basic share and $1.22 per diluted share, for the first nine months of 2003, an increase in net income of 37%. The weighted average number of basic common shares outstanding was 15,296,717 and 14,001,981 during the first nine months of 2004 and 2003, respectively. The weighted average number of diluted common shares outstanding was 15,939,801 and 14,720,139 during the first nine months of 2004 and 2003, respectively.


Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Sales - Net sales increased 39% to $71.5 million for the third quarter of 2004 compared to $51.3 million for the third quarter of 2003. The impact of foreign currency increased sales by $1.3 million during the third quarter of 2004 as compared to the same period of the prior year.

     Net sales in Americas Orthofix, primarily in the United States, increased to $32.1 million in the third quarter of 2004 compared to $29.8 million in the third quarter of 2003, an increase of 8%. Americas Orthofix represented 45% of total net sales during the third quarter of 2004 and 58% of total net sales for the same period of 2003. The increase in sales was primarily the result of an increase in sales of stimulators used for long bone applications and external fixators used in the reconstruction and trauma markets. Net sales in spine market products included a 2% growth in stimulators used in spinal applications in the third quarter of 2004 as compared to the same period of the prior year and decreases in our EZ Brace and Orthotrac products as a result of reimbursement issues.

     Net sales in Americas Breg for the third quarter of 2004 were $17.4 million, which represented 24% of total net sales for the third quarter of 2004. Breg was acquired on December 30, 2003; therefore there are no sales for Americas Breg for the comparable period of 2003. However, on a pro forma year-over-year basis, Americas Breg sales grew 13% in the third quarter of 2004 compared to the same period in 2003.

     Net sales in International Orthofix increased 2% to $22.0 million in the third quarter of 2004 compared to $21.5 million in 2003. International Orthofix experienced growth in its external fixation products PC.C.P hip fracture fixation system and non-orthopedic airway management products, but experienced a decrease of 20% in sales of its A-V Impulse system, primarily the Impad component. The impact of foreign currency increased International Orthofix sales by $1.4 million during the third quarter of 2004 as compared to the same period of the prior year.

     By Market Sector, sales of spine products increased 1% to $20.4 million in the third quarter of 2004 compared to $20.2 million in the third quarter of 2003. Sales of stimulation products for spine applications, the main component of our Spine Market Sector, increased 2%. This Market Sector was negatively impacted by reimbursement issues relating to our Orthotrac and EZ Brace products. Reimbursement issues, emerging new technologies and increased competitive activity for spinal stimulators could negatively impact growth, while the pending approval of a stimulator for cervical applications could positively impact the growth in this Market Sector in future periods.

     Sales of our reconstruction products increased 132% to $30.3 million in the third quarter of 2004 compared to $13.1 million in the third quarter of 2003. This increase is primarily attributable to the sales of Breg products, classified as reconstruction products, which totaled $17.4 million in the third quarter of 2004. Sales of our external fixation products used in reconstruction applications increased 27%, which also contributed to the period-over-period growth of this Market Sector. Growth in this Market Sector was negatively impacted in the third quarter of 2004 compared to 2003 by a decrease of 20% in A-V Impulse system sales as discussed above.

     Sales of our trauma products increased 18% to $15.7 million in the third quarter of 2004, compared to $13.3 million in the third quarter of 2003. This Market Sector was positively impacted from a 15% growth in sales of external fixation products, an 18% growth in sales of stimulation products used for long bone applications and strong start-up sales of the PC.C.P hip fracture fixation system.

     Sales of our non-orthopedic products grew 9% to $5.1 million in the third quarter of 2004 compared to $4.7 million in the third quarter of 2003. The increase was primarily due to the growth in sales of airway management products, including a new single-use version, which we distribute in the United Kingdom, Ireland and Italy.

Gross Profit - Our gross profit increased 34% to $51.9 million in the third quarter of 2004, from $38.8 million in the third quarter of 2003. The increase was primarily due to the increase of 39% in net sales including the addition of Breg sales. Gross profit as a percent of net sales in the third quarter 2004 was 72.6% compared to 75.6% in 2003, reflecting the inclusion of Breg with lower gross profit margins and product mix, primarily lower spinal stimulation and A-V Impulse Impad sales, as a percent of net sales in the third quarter of 2004 compared to the same period of 2003. Although the impact of foreign currency contributed $1.3 million to sales growth, the year-over-year appreciation of the Euro and the Great Britain Pound against the U.S. Dollar was detrimental to our gross profit and gross profit margin in those situations where we produce products whose costs are denominated in Euros or Pounds and sold in U.S. Dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $4.4 million to $24.7 million in the third quarter of 2004 compared to $20.3 million in the third quarter of 2003, an increase of 21% on a net sales increase of 39% over the same period. The incremental increase is primarily the result of the addition of Breg marketing and sales costs, for which there are no comparable costs in the third quarter of the prior year, and foreign currency. Sales and marketing expense as a percent of net sales decreased to 34.5% in the third quarter of 2004 from 39.6% in the same period of 2003. The decrease as a percent of net sales is primarily associated with our new Breg segment, which carries a lower sales and marketing expense as a percent of net sales than the Company has experienced in prior years.

General and Administrative Expense - General and administrative expense increased $2.7 million in the third quarter of 2004 to $7.7 million compared to $5.0 million in the third quarter of 2003. This increase is primarily attributable to the addition of general and administrative expenses of Breg, for which there are no comparable costs in the same period of the prior year, purchase accounting adjustments from the acquisition of Breg for the depreciation of step-up in the value of fixed assets acquired, and the acquisition of a Puerto Rico distributor, for which there are also no comparable costs in the same period of the prior year. We have also incurred incremental costs in the third quarter of 2004 associated with our efforts to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expense as a percent of net sales was 11% for the third quarter of 2004 compared to 10% for the third quarter of 2003.

Research and Development Expense - Research and development expense increased $1.0 million in the third quarter of 2004 to $2.7 million compared to $1.7 million in the third quarter of 2003 and remained constant as a percent of net sales at 4%. The incremental increase is attributable to expenses related to Breg, for which there were no comparable expenses for the same period of 2003.

Amortization of Intangible Assets - Amortization of intangible assets was $1.6 million in the third quarter of 2004 compared to $0.3 million for the same period of 2003. The increase in amortization expense of approximately $1.3 million was due to the amortization recorded for the distribution network acquired in the Breg acquisition.

Litigation and Settlement Costs - Based on an assessment of the merits of the Kinetics Concepts Inc. (KCI) case (further described in Note 16 "Contingencies" of Item 1, "Condensed Financial Statements"), we incurred $0.6 million in litigation costs in the third quarter of 2004, compared to $0.9 million in the same period of 2003. Further, in the third quarter of 2003, we incurred $1.7 million in settlement costs to conclude the investigation by the Office of Inspector General into the appropriateness of claims made to federal health care programs for the off-label use of our FDA approved pulsed electronic magnetic field device, and for billing and coding for its off-label use.

Interest Income (Expense), net - Interest income (expense), net was an expense of $1.7 million in the third quarter of 2004 compared to expense of $24,000 in the third quarter of 2003. We incurred interest expense on borrowings under our senior secured term loan of approximately $1.7 million which included the amortization of debt costs. Additional interest expense of $0.1 million was incurred on borrowings under a line of credit in Italy. Interest expense was partially offset by interest income on cash deposits of $0.1 million.

Other Income, net - Other income, net was income of $0.3 million in the third quarter of 2004 compared to income of $0.1 million in the third quarter of 2003. Other income for the third quarter of 2004 was attributable to foreign exchange gains on the revaluation of current assets and current liabilities held by foreign subsidiaries. For the same period of the prior year, other income was generated by a sale of marketable securities that resulted in a gain of $0.4 million partially offset by foreign exchange losses of $0.3 million.

Loss in Joint Venture - Loss in joint venture, net was a loss of $0.3 million in the third quarter of 2004 compared to a loss of $0.6 million for the same period of 2003, primarily as a result of our reduced ownership in the OrthoRx joint venture.

Income Tax Expense - In the third quarters of 2004 and 2003, the effective tax rates were 34.7% and 34.8%, respectively. The higher effective tax rate in the third quarter of 2004 of 34.7% as compared to the year-to-date rate of 32% is the result of: i) higher spending on the KCI case (which occurs in a low tax jurisdiction); ii) higher non-tax deductible loss in our OrthoRx investment; and
iii) higher taxable income in our U.S. subsidiaries which carry a higher statutory tax rate than our overall effective tax rate.

Net Income - Net income for the third quarter of 2004 was $8.4 million, or $0.54 per basic share and $0.53 per diluted share, compared to $5.4 million, or $0.38 per basic share and $0.37 per diluted share, for the third quarter of 2003, an increase in net income of 55%. The weighted average number of basic common shares outstanding was 15,570,313 and 14,181,847 during the third quarter of 2004 and 2003, respectively. The weighted average number of diluted common shares outstanding was 15,953,268 and 14,882,747 during the third quarter of 2004 and 2003, respectively.


Liquidity and Capital Resources

     Cash and cash equivalents were $38.5 million at September 30, 2004 compared to $33.6 million at December 31, 2003, an increase of $4.9 million.

     Net cash provided by operating activities was $20.0 million for the first nine months of 2004 compared to $20.9 million for the first nine months of 2003, a decrease of $0.9 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income increased approximately $6.7 million to $24.6 million in the first nine months of 2004 from $17.9 million in the first nine months of 2003. Non-cash items increased $3.8 million in the first nine months of 2004 compared to the first nine months of 2003, primarily as a result of the increased depreciation and amortization expense associated with the application of purchase accounting to the assets acquired in the Breg acquisition. Working capital accounts consumed $19.7 million of cash in the first nine months of 2004 compared to the use of $8.3 million in cash during the same period of 2003. The principal uses of cash for working capital in the first nine months of 2004 were for increases in accounts receivable overall from increased year-over-year sales, increases in International accounts receivable and the final payout pursuant to the Agreement and Plan of Merger among the Company and American Medical Electronics, Inc. (See
Part II, Item 1, "Legal Proceedings"). The aggregate amount of the payout was $5.6 million which had previously been fully reserved. Increases in International accounts receivable stem principally from the increase in Italian receivables between periods in which we factor accounts receivable and from the timing of payments by our U.S. distributor for A-V Impulse system products. In the first 15 days of October we received a significant payment from our U.S. distributor of A-V Impulse system products returning their account to credit terms. Our Italian accounts receivable are consistent with published DSO statistics for Italian healthcare suppliers. We expect to factor Italian receivables in the fourth quarter of approximately $5.0 million. In the interim, Italian DSO will reflect the published norm. Overall performance indicators of our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 104 days at September 30, 2004 compared to

105 days at September 30, 2003 and inventory turnover of 2.5 times at September 30, 2004 compared to 2.1 times at September 30, 2003.

     Net cash used in investing activities was $8.6 million during the first nine months of 2004, compared to $26.9 million during the first nine months of 2003. During the first nine months of 2004, we paid $1.1 million as part of the consideration for the purchase of a Puerto Rican distributor, invested $5.2 million in capital expenditures and $4.6 million in intangible assets, including a payment of $4.0 million to purchase the technology of the PC.C.P hip fracture fixation system. Further, in the first nine months of 2004 we paid $1.0 million for transactions fees associated with the acquisition of Breg. During the first nine months of 2004 we received $1.3 million from the sale of shares in the OrthoRx joint venture, $1.6 million from the sale of a facility in the UK, and $0.4 million from a contract settlement in Mexico. During the first nine months of 2003, we purchased the remaining 48% minority interest in our UK distribution company for $20.6 million, invested $1.5 million to take an equity interest in Innovative Spinal Technologies (IST), invested an additional $1.5 million in the OrthoRx joint venture and invested $3.6 million in capital expenditures.

     Net cash used in financing activities was $6.5 million in the first nine months of 2004 compared to cash provided by financing activities of $2.2 million for the same period in 2003. In the first nine months of 2004, we received proceeds of $11.2 million from the issuance of 661,599 shares of our common stock upon the exercise of stock options, warrants and shares purchased pursuant to our employee stock purchase plan. In the first nine months of 2004, we also had net borrowings of $1.4 million on a line of credit in Italy used to finance working capital. Further, we repaid approximately $18.2 million against the principal of the senior secured term loan obtained to help finance the Breg acquisition, paid $0.3 million against other outstanding debt and paid $0.5 million for costs associated with obtaining the senior secured term loan, which will be amortized over the term of the credit facility.

     When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a new senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million, the proceeds of which were used for partial payment of the purchase price of Breg; and (2) a five-year revolving credit facility of $15.0 million. As of September 30, 2004 and as of November 5, 2004, we had no amounts outstanding under the revolving credit facility and $91.8 million outstanding under the term loan facility. Obligations under the senior secured bank facility have a floating interest rate of LIBOR or prime rate plus a margin, currently 2.25%, which is adjusted quarterly based on Colgate's leverage ratio. In May 2004 we entered into a three year fully amortizable interest rate swap agreement (the "Swap") with a notional amount of $50.0 million and an expiration date of June 27, 2007. The amount outstanding under the Swap as of September 30, 2004 was $45.8 million. Under the Swap we will pay a fixed rate of 3.16% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of September 30, 2004 the interest rate on the debt related to the Swap was 5.41% (3.16% plus a margin of 2.25%). Our overall effective interest rate, including the impact of the Swap, as of September 30, 2004 on our senior secured debt was 4.82%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledges of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

     As of September 30, 2004, Colgate entered into an amendment of the term loan facility. The amendment reduces the interest rate applicable to borrowings under the term loan facility by reducing the previous interest rate of LIBOR plus 2.75% to LIBOR plus 2.25%. At the same time as entering into the amendment, we made a voluntary prepayment of $10.4 million on the borrowings under the term loan facility. We anticipate the amendment and the prepayment will reduce our interest rate further upon delivering our third quarter compliance report to the lender's administrative agent evidencing our attainment of a leverage ratio threshold that reduces the interest rate to LIBOR plus 2.0%.

     The credit agreement relating to the senior secured bank facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends, mergers and the sale of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. We have assessed our compliance with the financial covenants as of September 30, 2004, on a pro forma basis, as required by the credit agreement, and note that we are in compliance with all financial covenants.

     At September 30, 2004, we had outstanding borrowings of $1.4 million and unused available lines of credit of approximately $9.1 million under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

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

Contractual Obligations

     The following chart sets forth changes to our contractual obligations that have occurred since December 31, 2003:

--------------------------------------                             Payments Due By Period
Contractual Obligations
--------------------------------------- ------------------------------------------------------------------------------
               (Dollars in thousands)          Total        Less Than          1 to 3          4 to 5          Over 5
                                                               1 Year           Years           Years           Years
             Senior secured term loan:
               As of December 31, 2003      $110,000          $11,000         $22,000         $77,000               -

              As of September 30, 2004       $91,750           $9,600         $20,000         $62,150               -


     In addition to scheduled contractual obligations of the debt as set forth above, our senior secured bank facility requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount initially equal to 75% of the excess annual cash flow of Colgate and its subsidiaries, reducing to 50% upon the attainment of a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt or equity issuances, excluding the exercise of stock options, by any of the Credit Parties (as defined in the credit agreement), (c) the net cash proceeds of asset dispositions over a minimum threshold or (d) unless reinvested, insurance proceeds or condemnation awards.

     Other than described above there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

     As of September 30, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     On December 4, 1998, a Review Committee, established to determine the amount of any contingent contract rights under the Merger Agreement, dated May 8, 1995, between Orthofix International and American Medical Electronics unanimously determined that Orthofix International would pay to the AME record holders an earnout of $500,000 plus interest and 12% of the net recovery received from the resolution in 2000 of a litigation against Biomet, Inc. and Electro Biology, Inc., up to a maximum of $5,500,000, plus interest. Two lawsuits were subsequently initiated disputing the determination of the Review Committee and seeking monetary damages and interest. The lawsuits were entitled Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99-S-445 (D. Colo.); Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99 Civ. 4049 (S.D.N.Y.).

     The federal district court hearing the cases resolved them in favor or the Company on May 21, 2003. The plaintiff's subsequent appeal was denied and the time within which the plaintiffs could have requested further review in the United States Supreme Court expired on June 10, 2004.

     On August 31, 2004 the Company concluded the above mentioned actions by a final payout pursuant to the Merger Agreement between the Company and AME. The aggregate amount of the payout was $5.6 million, which is the sum of $5.2 million in principal plus $0.4 million in interest from June 30, 2000, to the payout date of August 31, 2004.

     The final payout was fully reserved and had no impact on the Company's financial results from operations for the three or nine month periods ended September 30, 2004.



Item 5.  Other Information

     On November 5, 2004, the Company amended and restated its Long-Term Incentive Plan to include limitations with respect to minimum vesting requirements and awards to non-employee directors. A copy of the Amended and Restated Long Term Incentive Plan is attached as Exhibit 10.5 to this quarterly report on Form 10-Q.

Item 6.  Exhibits

         (a)   Exhibits
               --------

         Exhibit
         Number    Description
         ------    -----------

         3.1 Certificate of Incorporation of the Company (filed as an exhibit to the Company's annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

         3.2*      Articles of Association of the Company as Amended.

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

         10.4 Form of Performance Accelerated Stock Option Inducement Agreement (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated here in by reference).

         10.5*     Orthofix International N.V. 2004 Long Term Incentive Plan.

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

         10.9 Employment Agreement, dated as of November 20, 2003, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

         10.10 Full Recourse Promissory Note between Orthofix International N.V. and Charles W. Federico dated January 10, 2002 (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

         10.11 Full Recourse Promissory Note between Orthofix International N.V. and Gary D. Henley dated January 10, 2002 (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

         10.12 Share Purchase Agreement, dated as of March 20, 2003, between Orthofix International N.V. and Intavent Limited (filed as an exhibit to the Company's quarterly report of Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

         10.13 Acquisition Agreement dated as of November 20, 2003, among Orthofix International

                   N.V., Trevor Acquisition, Inc., Breg, Inc. and Bradley R. Mason, as shareholders' representative (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

         10.14 Voting and Subscription Agreement dated as of November 20, 2003, among Orthofix International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

         10.15 Credit Agreement dated as of December 30, 2003, among Colgate Medical Limited, as borrower, and Orthofix International N.V and certain subsidiaries of the borrower, as guarantors, certain limited guarantors party thereto, the lenders parties thereto, Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as sole lead arranger and book manager (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

         10.16 The First Amendment dated as of September 30, 2004 of the Credit Agreement dated as of December 30, 2003, among Colgate Medical Limited, as borrower, and Orthofix International N.V and certain subsidiaries of the borrower, as guarantors, certain limited guarantors party thereto, the lenders parties thereto, Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as sole lead arranger and book manager (filed as an exhibit to the Company's current report on Form 8-K filed October 6, 2004 and incorporated herein by reference).

         14.1 Code of Ethics of the Company (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

         21.1*     Subsidiaries of the Company.

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

                                   ORTHOFIX INTERNATIONAL N.V.


Date:  November 5, 2004            By:  /s/ CHARLES W. FEDERICO
                                        ---------------------------------------
                                        Name:  Charles W. Federico
                                        Title: Chief Executive Officer and
                                               President

Date:  November 5, 2004            By:  /s/ THOMAS HEIN
                                        ---------------------------------------
                                        Name:  Thomas Hein
                                        Title: Chief Financial Officer