Form 10-K
period 2004-12-31
ORTHOFIX INTERNATIONAL N V
filed 2005-03-15
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                          ____________ to ____________.
                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)


    Netherlands Antilles                                             N/A
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  7 Abraham de Veerstraat
          Curacao
    Netherlands Antilles                                             N/A
-------------------------------                              -------------------
    (Address of principal                                         (Zip Code)
      executive offices)


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

The aggregate market value of registrant's common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004, as reported by the Nasdaq National Market, was approximately $394.7 million. Shares of common stock held by executive officers and directors and persons who own 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of March 10, 2005, 15,796,473 shares of common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2005 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Orthofix International N.V.


                                Table of Contents


                                                                           Page

PART I.........................................................................5
  Item 1.  Business............................................................5
  Item 2.  Properties.........................................................28
  Item 3.  Legal Proceedings..................................................29
  Item 4.  Submission of Matters to a Vote of Security Holders................30
PART II.......................................................................30
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters................................................30
  Item 6.  Selected Financial Data............................................32
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................33
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........45
  Item 8.  Financial Statements and Supplementary Data........................45
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................45
  Item 9A.  Controls and Procedures...........................................45
PART III......................................................................47
  Item 10.  Directors and Executive Officers of the Registrant................47
  Item 11.  Executive Compensation............................................50
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholders...............................50
  Item 13.  Certain Relationships and Related Transactions....................50
  Item 14.  Principal Accountant Fees and Services............................50
 PART IV......................................................................51
  Item 15.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K....................................................51

                           Forward-Looking Statements

         This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

         Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, unfavorable results in litigation matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations and the other risks described under Item 1 - "Business - Risk Factors" in this Form 10-K.

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

                                    OVERVIEW

         We are a diversified orthopedic products company offering a broad line of minimally invasive surgical, as well as non-surgical, products for the spine, reconstruction and trauma market sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include a device for enhancing venous circulation, cold therapy, other pain management products, bone cement and devices for removal of the bone cement used to fix artificial implants and airway management products used in anesthesia applications.

         We have administrative and training facilities in the United States, the United Kingdom and Italy and manufacturing facilities in the United States, the United Kingdom, Italy, Mexico and the Seychelles. We directly distribute our products in the United States, the United Kingdom, Ireland, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico, Brazil, and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

         Orthofix International N.V. is a limited liability company, organized under the laws of the Netherlands Antilles on October 19, 1987. Our principal executive offices are located at 7 Abraham de Veerstraat, Curacao, Netherlands Antilles, telephone number: 599-9-465-8525. Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Our internet website is located at http://www.orthofix.com. Our SEC filings are also available on the SEC internet website as part of the EDGAR database (http://www.sec.gov).

Important Events in 2003 and 2004

         On December 28, 2004, we announced that we had received from the U.S. Food and Drug Administration (FDA) approval to market our Cervical-Stim bone growth stimulator. Cervical-Stim is the first and only FDA-approved bone growth stimulator for use as an adjunct to cervical (upper) spine fusion in high-risk patients. The FDA approval of Cervical-Stim is based upon a PMA (pre-market approval) application that included the results of a prospective, randomized, multi-center clinical investigation of Cervical-Stim. The clinical trial randomized a total of 323 "high-risk" patients who had undergone cervical fusion surgery for degenerative conditions.

         In April 2004, we purchased the intellectual property of the Gotfried Percutaneous Compression Plating (PC.C.P) System for approximately $4.0 million. As a result of this new agreement, the previous agreement which included a license and worldwide marketing rights for this product was terminated.

         On February 16, 2004, the Company acquired 100% of the common stock of a Puerto Rican distribution company, Implantes Y Sistemas Medicos, Inc. ("ISMI"), for approximately $1.4 million. ISMI distributes Orthofix and other third party products.

         On December 30, 2003, we completed the acquisition of privately held Breg, Inc. ("Breg"), a designer, manufacturer and distributor of post-operative reconstruction and rehabilitative products to hospitals and orthopedic offices. The purchase price for the acquisition was $150.0 million plus closing adjustments and transaction costs totaling approximately $6.3 million. Financing costs were approximately $3.6 million. The acquisition and related costs were financed with $110.0 million of senior secured bank debt, cash on hand and the issuance of 731,715 shares of Orthofix common stock.

         Breg, based in Vista, California, designs, manufactures and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use, including bracing products, cold therapy products and pain therapy products. Breg generated $68.3 million in net revenues in 2004.

         Concurrently with the closing of the Breg acquisition, Colgate Medical Limited (Colgate), a wholly owned subsidiary of Orthofix, entered into a senior secured bank facility which provides for (1) a five-year amortizing term loan facility of $110 million, and (2) a five-year revolving credit facility of $15 million. As of March 11, 2005, we had no amounts outstanding under the revolving credit facility and $76.8 million outstanding under the term loan. Loans under the senior secured bank facility bear interest at a rate per annum equal to LIBOR or prime rate, plus a margin that is adjusted quarterly based on Colgate's leverage ratio.

Business Strategy

         Our business strategy is to offer innovative, cost-effective orthopedic products to the spine, reconstruction and trauma market sectors that are minimally invasive and that reduce patient suffering and healthcare costs. We intend to continue to expand applications for our products by utilizing synergies among our core technologies, including those acquired from the Breg acquisition. We expect to expand our product offerings through business or product acquisition and assignment or licensing agreements, as well as through our own product development efforts. We will leverage our sales and distribution network by selling our products in all markets that are available to them. We will continue to enhance physician relationships through extensive education efforts and strengthen contracting and reimbursement relationships through our dedicated sales and administrative staff.

Products

         Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are in three market sectors, Spine (28%), Reconstruction (42%) and Trauma (22%), which together accounted for 92% of our total net sales in 2004. Sales of non-orthopedic products, including airway management products for use during anesthesia, woman's care and other products, accounted for 8% of our total net sales in 2004.

         The following table identifies our principal products by trade name and describes their primary applications:

         Product                        Primary Application
         -------                        -------------------

         Orthopedic Products
         -------------------
         Spine
         Spinal-Stim                    PEMF non-invasive lumbar spinal bone
                                        growth stimulation
         Cervical-Stim                  PEMF non-invasive cervical spine bone
                                        growth stimulation
         Orthotrac                      Pneumatic vest used to reduce pressure
                                        on the spine
         EZ Brace                       Rigid external brace for spine
                                        stabilization

         Reconstruction
         ExFix                          External fixation, including the
                                        Sheffield Ring, OASIS and
                                        limb-lengthening systems
         A-V Impulse System             Enhancement of venous circulation,
                                        principally used after orthopedic
                                        procedures to prevent deep vein
                                        thrombosis
         Cemex                          Bone cement
         ISKD                           Internal limb-lengthening device
         OSCAR                          Ultrasonic bone cement removal
         Breg Bracing                   Bracing products which provide support
                                        and protection of limbs and extremities
         Polar Care                     Cold therapy products to reduce swelling
                                        and accelerate the rehabilitation
                                        process
         Pain Care                      Pain therapy products that provide
                                        continuous post-surgery infusion of
                                        local anesthetic into surgical site

         Trauma
         ExFix                          External and internal fixation,
                                        including DAF, ProCallus, Xcaliber and
                                        nailing systems
         Physio-Stim                    PEMF long bone non-invasive bone growth
                                        stimulation
         PC.C.P                         Percutaneous compression plating system
                                        for hip fracture

         Non-Orthopedic Products
         -----------------------
         Laryngeal Mask                 Maintenance of airway during anesthesia
         Other                          Several non-orthopedic products for
                                        which various Orthofix subsidiaries hold distribution rights


                  We have proprietary rights over all of the above products with the exception of the Laryngeal Mask, Cemex, and ISKD. We have the exclusive distribution rights for the Laryngeal Mask and Cemex in Italy, for the Laryngeal Mask in the United Kingdom and Ireland and for the ISKD worldwide.

                  We have numerous trademarked products and services including but not limited to the following: Orthofix(R), ProCallus(R), Orthotrac(TM), XCaliber(TM), PC.C.P(TM), OASIS(TM), EZBrace(TM), Spinal-Stim(R), Cervical-Stim(R), Physio-Stim(R), Breg(R), Polar Care(R), and Pain Care(R).

Net Sales

         The following tables display the net sales by business segment, net of intercompany eliminations, and by each of our market sectors for the three most recent fiscal years ended December 31, 2004. We provide net sales by market sector for informational purposes only. We maintain our books and records by business segment.


         Business Segment:
         ----------------

                                                             Year ended December 31,
                                                               (In US$ thousands)
                                      2004                          2003                             2002
                            --------------------------   -----------------------------    ----------------------------
                                          Percent of                      Percent of                      Percent of
                                          Total Net                       Total Net                        Total Net
                            Net Sales       Sales          Net Sales        Sales          Net Sales         Sales
                            ----------- -------------    --------------  -------------    -------------- -------------
Americas Orthofix              $125,972           44%         $116,848             57%         $102,850            58%
Americas Breg                    68,294           24%               --              --                              --
International Orthofix           92,372           32%           86,859             43%           74,745            42%
                            ----------- -------------    --------------  -------------    -------------- -------------
Total                          $286,638          100%         $203,707            100%         $177,595           100%
                            =========== =============    ==============  =============    ============== =============


         Market Sector:
         -------------
                                                             Year ended December 31,
                                                               (In US$ thousands)
                                      2004                          2003                             2002
                            --------------------------   -----------------------------    ----------------------------
                                          Percent of                      Percent of                      Percent of
                                          Total Net                       Total Net                        Total Net
                            Net Sales       Sales          Net Sales        Sales          Net Sales         Sales
                            ----------- -------------    --------------  -------------    -------------- -------------
Orthopedic
  Spine                         $81,375        28%            $ 79,552              39%        $ 69,613            39%
  Reconstruction (1)            120,935        42%              51,183              25%          43,838            25%
  Trauma                         62,892        22%              53,706              26%          46,551            26%
                            ----------- -------------    --------------  -------------    -------------- -------------
Total Orthopedic                265,202        92%             184,441              90%         160,002            90%

Non-Orthopedic                   21,436        8%               19,266              10%          17,593            10%
                            ----------- -------------    --------------  -------------    -------------- -------------
Total                          $286,638       100%            $203,707             100%        $177,595           100%
                            =========== =============    ==============  =============    ============== =============

(1) Reconstruction includes Breg, Inc. acquired December 30, 2003.

         Additional financial information regarding our geographic markets can be found in Part II, Item 8, "Financial Statements and Supplementary Data".

Orthopedic Products

         Orthopedic product sales represented 92% of our total net sales in 2004.

         Our orthopedic product sales cover three market sectors: Spine, Reconstruction and Trauma.

Spine

         Spine product sales represented 28% of our total net sales in 2004.

         We believe that neck and back pain is a common health problem for many patients throughout the world, which often requires surgical or non-surgical intervention for improvement. Neck and back problems are usually of a degenerative nature and are more prevalent among the older population. As the population ages, we believe physicians will see an increasing number of patients with degenerative changes who wish to have a better quality of life in their senior years than that experienced by previous generations. Treatment options for spine disorders are expected to expand to fill the existing gap between conservative pain management and invasive surgery, such as spine fusion.

         Orthofix spine products are positioned to address the needs of spine patients at any point within the non-invasive care cycle, offering non-operative, pre-operative and post-operative treatments. Our products currently address the cervical and lumbar fixation and fusion segment which is the largest sub-segment of the spine market. According to Healthpoint Capital Research, this sub-segment is estimated to be approximately $1.8 billion in the United States and is expected to grow at 8%. Further, the overall spine market, according to Knowledge Enterprises 2003, a market research firm, is currently estimated at $2.9 billion, with a compounded annual growth rate expected to be between 19% and 21% through the year 2010.

Spinal-Stim

         The Spinal-Stim Bone Growth Stimulator (Spinal-Stim) is designed to enhance the success rate of spinal fusions by stimulating the body's own natural healing mechanism. This portable device is intended to be used as part of a post-surgery home treatment program prescribed by a physician.

         Spinal-Stim was the first non-invasive spinal fusion stimulator system commercially available in the United States. Spinal-Stim is designed for treatment of the lower thoracic and lumbar regions of the spine. Some spine fusion patients are at greater risk than most patients of not fusing following a spine fusion procedure due to risk factors such as smoking, obesity or because their surgery involves fusion of multiple levels of vertebra in one procedure. For these patients, bone growth stimulation using Spinal-Stim Lite, the second generation of the Spinal-Stim product line, has been shown to increase the probability of fusion, without the need for additional surgery. More than 135,000 patients have been treated using Spinal-Stim since the product was introduced in 1990. The device uses proprietary technology to generate a pulsed electromagnetic field (PEMF) signal. Our FDA approval to market Spinal-Stim commercially is for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery. The recommended minimum daily treatment time for Spinal-Stim is two hours. The attending medical staff can instruct the patient regarding operation of the product and the appropriate duration of daily treatments. The overall length of treatment is determined by the prescribing physician, but is typically between three and nine months in duration.

         Our stimulation products use a pulsating electric current to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. These products generate low level signals that induce low pulsating current flow into the living tissues and cells exposed to the energy field of the products. This pulsating current flow is believed to change enzyme activities, induce mineralization, enhance vascular penetration and result in a process resembling normal bone growth at the spinal fusion site. Our different stimulation products each use unique PEMF signals or differing physical configurations tailored to specific applications. These differing signals and configurations are proprietary to Orthofix. In addition to the direct sales of this product by our sales force, the Spinal-Stim Lite is also distributed in the United States by Medtronic Sofamor Danek Group under a manufacturer's representative agreement.

         We operate limited guarantee programs for Spinal-Stim to heighten awareness of the healing enhancement properties of PEMF technology. These programs provide, in general, for reimbursement of the full price of the device if radiographic evidence indicates that healing is not occurring at the fusion site when the device is used in accordance with the prescribed treatment protocol. Over the multi-year history of this program, we have received few claims for reimbursement for which we carry a nominal financial reserve.

Cervical-Stim

         On December 28, 2004, we announced that we had received approval from the U.S. Food and Drug Administration (FDA) to market our Cervical-Stim bone growth stimulator. Cervical-Stim is the first and only FDA-approved bone growth stimulator for use as an adjunct to cervical (upper) spine fusion in high-risk patients.

         The FDA approval of Cervical-Stim is based upon a PMA (pre-market approval) application that included the results of a prospective, randomized, multi-center clinical investigation of Cervical-Stim. The clinical trial randomized a total of 323 "high-risk" patients who had undergone cervical fusion surgery for degenerative conditions. The trial defined "high risk" as patients who had at least two risk factors. Results showed that 84% of patients who wore the device healed and 69% of patients who did not wear the device healed. These results are clinically significant.

         Without a bone growth stimulator, the failure rate of cervical and lumbar fusions in high risk patients can be significant. Application of PEMF signals activates the body's natural repair mechanism when it is absent or not fully functional in certain patients, and consequently enhances bone growth for successful fusion outcomes. Orthofix is sponsoring independent research at the Cleveland Clinic, where scientists are conducting "mechanism of action" studies to identify the influence of PEMF on bone cell proliferation. Results, which have been submitted to peer review in advance of publication, show that application of Orthofix's PEMF signal activates specific bone cell membrane receptors and sets off internal signaling within the bone cell-causing proliferation. We believe the results of these studies will be published in 2005.

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

         The Orthotrac pneumatic vest is designed for a patient who is not responding to conservative care, who is not presently an appropriate surgical candidate or who has a consistent history of worsening back pain symptoms.

EZ Brace

         We manufacture the EZ Brace spine brace for patients, either post-operative or non-operative, who require rigid external support for spine stabilization. The product is designed to be a comfortable, easy on off, external bracing system. EZ Brace is available for mid-and low-back applications.

Reconstruction

         Reconstruction products represented 42% of our total net sales in 2004.

         We offer a comprehensive solution package to the highly specialized limb reconstruction market for correction of deformed limbs, such as length discrepancies or angular deformities. We believe that our products enable a much simpler product application and superior performance over existing alternatives for the correction of lower limb deformities. In addition, we introduced in 2002 an internal lengthening system called the ISKD which is used when patient's limbs are unequal in length. The ISKD is implanted using a minimally invasive technique and lengthens internally. In late 2004, we introduced a reconstruction plate called Eight-Plate Guided Growth System to correct varus and valus deformity in children.

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

         As a result of our acquisition of Breg, we now have a more well-rounded and complete product line offering within the reconstruction market. A leading manufacturer of orthopedic bracing, cold therapy products and pain care products, Breg possesses strong brand recognition and a high quality reputation. Functional bracing, load shifting and post-surgery bracing are used for the protection of surgical repair and promotion of faster healing. Additionally, we believe that cold therapy and pain therapy products are emerging as a standard of care with physicians and hospitals.

         According to Knowledge Enterprises 2003, the market size for reconstruction products is currently estimated to be $6.8 billion with a compounded annual growth rate between 10% and 12% through 2010.

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

A-V Impulse System

         We manufacture and distribute the A-V Impulse System line of foot and hand pumps, a non-invasive method of reducing post-operative pain and swelling and deep vein thrombosis, or the formation or presence of a blood clot. The A-V Impulse System consists of an electronic controller attached to a special inflatable slipper or glove, or to an inflatable bladder within a cast, which promotes the return of blood to the veins and the inflow of blood to arteries in the patient's arms and legs. The device operates by intermittently impulsing veins in the foot or hand, as would occur naturally during normal walking or hand clenching. Conventionally, in order to reduce the incidence of deep vein thrombosis, heparin or related pharmacological products have been administered during and after operations. The A-V Impulse System has been demonstrated to give prophylactic benefits that are comparable to the forms of pharmacological treatment but without their adverse side effects, the most serious of which typically is bleeding. We believe that a majority of the net sales of the A-V Impulse System are for orthopedic applications, most notably to prevent deep vein thrombosis following large joint surgeries such as hip or knee replacements with the remaining net sales of the A-V Impulse System addressing various venous or circulatory problems of patients. The A-V Impulse System is distributed in the United States by Kendall Healthcare Products. Outside the United States, the A-V Impulse System is sold directly by our distribution subsidiaries in the United Kingdom, Italy and Germany and through selected distributors in the rest of the world.

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

OSCAR (Orthosonics System for Cement Arthroscopy Revision)

         We have developed the Orthosonics System for Cement Arthroscopy Revision, or OSCAR, an ultrasonic device designed to soften and remove the bone cement used to fix artificial implants within the patient's bone. We believe that it offers a significant improvement, both in terms of cost and patient outcomes, over existing bone cement removal techniques. Existing techniques involve the use of hand chisels and manual or pneumatic hammers and drills, which generally increase the risk of femoral shaft fracture with greatly increased patient trauma and significant cost implications. OSCAR has been demonstrated to greatly reduce femoral fractures and substantially reduce cement removal times to approximately 15 to 20 minutes. We have under development a new ultrasonic product for the larger uncemented hip revision market.

         The product was launched in the United Kingdom in 1994, and selectively elsewhere in 1995. OSCAR is now well established in the United Kingdom, and we believe it is gaining support in certain other European countries. We are expanding distribution of OSCAR in the United States through a network of independent distributors that currently covers 44 states. A new version of OSCAR was launched in 2001, which has a built-in endoscopic function for visual examination of the femoral canal.

Breg

         On December 30, 2003, we completed the acquisition of Breg Inc., which we believe is a market leader in the sale of orthopedic post-operative reconstruction and rehabilitative products to hospitals and orthopedic offices. We include all of Breg's products in our Reconstruction market sector. Breg's products are grouped primarily into three product categories: Breg Bracing, Polar Care and Pain Care. Approximately 53% of Breg's net revenues were attributable to the sale of bracing products, including: (1) functional braces for prevention of ligament injuries, (2) load-shifting braces for osteoarthritic pain management, (3) post-operative braces for protecting surgical repair and
(4) foot and ankle supports that provide an alternative to casting. Approximately 30% of Breg's 2004 net revenues came from the sale of cold therapy products used to minimize the pain and swelling following knee, shoulder, elbow and back injuries or surgery. Approximately 9% of Breg's 2004 net revenues came from the sale of pain therapy products used for patient control over post-operative pain management after common sports medicine procedures such as arthroscopy of the knee and shoulder. Breg sells its products through a network of domestic and international independent distributors and related international subsidiaries. Approximately 8% of Breg's 2004 net revenues came from the sale of other rehabilitative products.

Breg Bracing

         We design, manufacture and market a broad range of rigid knee bracing products, including ligament braces, post-operative braces and osteoarthritic braces. The rigid knee brace products are either customized braces or standard adjustable off-the-shelf braces. Breg braces are endorsed by the Professional Football Athletic Trainers Society.

         Ligament braces provide durable support for moderate to severe knee ligament instabilities and help stabilize the joint so that patients may successfully complete rehabilitation and resume their daily activities. The product line includes premium custom braces generally designed for strenuous athletic activity and off-the-shelf braces designed for use in less vigorous activity. All ligament braces are also available with a patellofemoral option to address tracking and subsequent pain of the patellofemeral joint. We market the ligament product line under the X2K name.

         Post-operative braces limit a patient's range of motion after knee surgery and protect the repaired ligaments and/or joints from stress and strain. These braces promote a faster and healthier healing process. The products within this line provide both immobilization and/or a protected range of motion. The Breg post-op family of braces, featuring the Quick-Set hinge, offers complete range of motion control for both flexion and extension, along with a simple-to-use drop lock mechanism to lock the patient in full extension. The release lock mechanism allows for easy conversion to full range of motion. The straps, integrated through hinge bars, offer greater support and stability. This hinge bar can be "broken down" for use during later stages of rehabilitation. The Breg T-Scope is a premium brace in the post-operative bracing market and has every feature available offered in our post-operative knee braces, including telescoping bars, easy application, full range of motion and a drop lock feature.

         Osteoarthritic braces are used to treat patients suffering from osteoarthritis of the knee. Osteoarthritis ("OA") is a form of damage to, or degeneration of, the articular surface of a joint. This line of custom and off-the-shelf braces is designed to shift the load going through the knee, providing additional stability and reducing pain. In some cases, this type of brace may serve as a cost-efficient alternative to total knee replacement. Breg's CounterForce Plus, our newest bracing technology for patients suffering from OA, is based on a functional knee brace design that controls both anterior/posterior and varus/valgus instabilities.

Polar Care

         We manufacture, market and sell the leading cold therapy product line, Polar Care. Breg created the market for cold therapy products in 1991 when it introduced the Polar Care 500, a cold therapy device used to reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process. Today, we believe that cold therapy is emerging as a standard of care with physicians despite limited reimbursement historically by insurance companies over the years. Based on the increasing acceptance of cold therapy, reimbursement by insurance companies is improving.

         The Polar Care product uses a circulation system to provide constant fluid flow rates to ensure safe and effective treatment. The product consists of a cooler filled with ice and cold water connected to a pad, which is applied to the affected area of the body; the device provides continuous cold therapy for the relief of pain. Breg's cold therapy line consists of the Polar Care 500, Polar Care 300, Polar Cub and cold gel packs.


Pain Care

         We manufacture, market and sell a leading line of pain therapy products, Pain Care. This product line includes the Pain Care 3200 and 4200 lines of disposable, pain management infusion pumps. These pain management systems provide a continuous infusion of local anesthetic dispensed directly into the surgical site following a surgical procedure. The Pain Care family provides infusions, controlled by the patient, of a local anesthetic to alleviate and moderate severe pain experienced following surgery. We believe we maintain a leading position in this fast growing market.

Other

         Additionally, Breg offers a line of continuous passive motion (CPM) and home therapy products to accommodate post-surgical ambulation and recovery from shoulder, knee and ankle injuries.

Trauma

         Trauma products represented 22% of our total net sales in 2004.

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

         We believe our trauma products will assist in improving hospitals' efficiency as the trauma market grows. Knowledge Enterprises 2003, an independent market research firm, estimates that the size of the trauma market will be $2.0 billion in 2005 and that the market is currently growing between 8% and 10% per year.

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

         In most fracture cases, physicians use casting, the simplest available non-surgical procedure. We believe, however, that approximately 15-20% of all fractures require surgical intervention. We initially focused on the production of external fixation devices for management of fractures that require surgery. External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body. Our fixation devices use screws that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally. The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, are locked in place for stabilization. Unlike other treatments for fractures, external fixation allows micromovement at the fracture site, which is beneficial to the formation of new bone. We believe that it is among the most minimally invasive and least complex surgical options for fracture management. We market our external fixation devices in over 60 countries.

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

         Our proprietary XCaliber bone screws are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue. Other screws in this proprietary line do not include the hydroxyapatite coating but offer different advantages such as patented thread designs for better adherence in hard and soft bone. We believe we have a full line of bone screws to meet the demands of the market.

         In situations that require rapid yet solid stabilization of complex fractures, we have introduced the Pre-Fix(TM) temporary fixator, which offers a simpler application technique than is sometimes required in trauma treatments.

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

         Internal fixation devices include nails, screws, and plates designed to temporarily stabilize traumatic bone injuries. These devices are used to set and stabilize fractures and are removed when healing is completed. Our principal internal fixation devices include:

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

         o the Magic Pins Fragment Fixation System is an implant for fixing small fracture fragments, usually used for the treatment of fractures near the joints.



         In 2005, we plan to introduce a new line of plates, the Contours VPS, an internal fixation plating system that allows for anatomically correct alignment in wrist fractures.

Physio-Stim

         A bone's regenerative power results in most fractures healing naturally within a few months. In certain situations, however, fractures do not heal or heal slowly, resulting in "non-unions". Traditionally, orthopedists have treated such fracture conditions surgically, often by means of a bone graft with fracture fixation devices, such as bone plates, screws or intramedullary rods. These are examples of "invasive" treatments. In the 1950s, scientists discovered that, when human bone is broken, it generates an electrical field. This low-level electrical field activates the body's internal repair mechanism, which in turn stimulates bone healing. In some patients, this healing process is impaired or absent and the fracture may not mend properly, resulting in a non-union. Orthofix's patented bone growth stimulators use a low level of pulsed electromagnetic field, or PEMF, signals to activate the body's natural healing processes and have proven successful in treating fracture non-unions. The stimulation products that we currently market apply bone growth stimulation without implantation or other surgical procedures.

         The technology used in our stimulation products uses a pulsating electric current to enhance the growth of bone tissue following surgery or bone fracture. Our stimulation products are placed externally over the site to be healed. These products generate a low level of PEMF signals that induce low pulsating current flow into living tissue and cells exposed to the energy field of the products. This pulsating current flow is believed to change enzyme activities, induce mineralization, enhance vascular penetration and result in a process resembling normal bone growth at the fracture site.

         We manufacture our second generation of the Physio-Stim product line, the Physio-Stim Lite, a bone growth stimulation device which has proved to be successful in treating many fracture non-unions. Our patient data shows that 8 out of 10 patients with fracture non-unions that use Physio-Stim Lite are healed by our product without additional invasive surgical treatment. The systems offer portability, long-term battery operation, integrated component design, patient monitoring capabilities and the ability to cover a large treatment area without factory calibration for specific patient application. More than 50,000 patients have been treated using Physio-Stim for long bone non-unions since the product was introduced in 1986. Physio-Stim uses a proprietary technology to generate a PEMF signal. The result is a self-contained, very light and ergonomic device with a three hour per day wear time that we believe makes the unit significantly easier and more comfortable to use than competing products. The comprehensive Physio-Stim Lite product line treats all the small and long bones, with a current redesign for the treatment of the pelvis. Physio-Stim also features a compliance monitoring system that provides hard copy printouts of patient compliance. Physio-Stim uses a PEMF signal that is distinct from the Spinal-Stim product but is also patented and proprietary to Orthofix.

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

PC.C.P (Gotfried Percutaneous Compression Plating System)

         The Gotfried Percutaneous Compression Plating, or PC.C.P System is a minimally invasive method of fracture stabilization and fixation for hip-fracture surgery developed by Y. Gotfried, M.D.

         In 2002, we entered into an exclusive distribution agreement with Efratgo Limited to market the PC.C.P System which contained an option to purchase the technology. In 2004, we purchased the intellectual property of the PC.C.P System for approximately $4.0 million.

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

         Traditional hip-fracture surgery can require a 5-inch-long incision down the thigh, but the PC.C.P System involves two smaller incisions, each less than one inch long. The PC.C.P System then allows a surgeon to work around most muscles and tendons rather than cutting through them. Major benefits of this new approach to hip-fracture surgery include (1) a significant reduction of complications due to a less traumatic operative procedure; (2) reduced blood loss and less pain (important benefits for the typically fragile and usually elderly patient population, who often have other medical problems); and (3) faster recovery, with patients often being able to bear weight a few days after the operation, and improved post-operative results.

Non-Orthopedic Products

         Non-orthopedic product sales represented 8% of our total net sales in 2004.

Laryngeal Mask

         The Laryngeal Mask, a product of Venner Capital S.A. (formally known as LMA International S.A.), is an anesthesia medical device used for establishing and maintaining the patient's airway during an operation. We have exclusive distribution rights for the Laryngeal Mask in the United Kingdom, Ireland and Italy.

Other

         We hold distribution rights for several other non-orthopedic products including Mentor breast implants in Brazil and women's care products in the United Kingdom.

Joint Venture

OrthoRx

         In 2000, we commenced OrthoRx, a full service durable medical equipment distribution and billing business. OrthoRx provides to patients orthopedic durable medical equipment products built around physician protocols that specify the treatment and product required for each patient. The business is vendor-neutral, which means that the product requested by the physician is the exact product given to the patient. OrthoRx arranges supply agreements for the products specified by the referring physicians.

         On January 10, 2002, we established a joint venture, OrthoRx Inc. The OrthoRx joint venture is headquartered in Plano, Texas, where the business processes insurance authorizations, maintains inventory levels, and processes product billing and collections, which is intended to allow individual OrthoRx service centers to focus on patient interaction and physician follow-up. In 2002 and 2003, we invested a total of $5.5 million in the joint venture for an ownership stake of approximately 47%. In 2004, we elected not to make a further investment in the joint venture and sold 2.0 million of our 5.5 million shares to our partner in the joint venture, Ferrer, Freedman, & Co. for $1.3 million. As of December 31, 2004 our ownership stake in the joint venture was approximately 22%.

Our investment in the joint venture has been reduced to zero as a result of recording our share of the losses in the joint venture.

Product Development

         We maintain a continuous interactive relationship with the main orthopedic centers in the United States, Europe, Japan and South and Central America, including research and development centers such as the Cleveland Clinic Foundation and the University of Verona in Italy. Several of the products that we market have been developed through these collaborations. In addition, we regularly receive suggestions for new products from the scientific and medical community, some of which result in Orthofix entering into assignment and license agreements with physicians and third-parties. We also receive a substantial number of requests for the production of customized items, some of which have resulted in new products. We believe that our policy of accommodating such requests enhances our reputation in the medical community.

         Our research and development departments are responsible for new product development and regularly consult with a group of internal and designated external experts. The expert group advises these departments on the long-term scientific planning of research and development and also evaluates our research programs. Our primary research and development facilities are located in Verona, Italy; McKinney, Texas; Vista, California; and Andover, United Kingdom.

         In 2004, 2003 and 2002, we spent $11.5 million, $8.1 million and $7.5 million, respectively, on research and development. In 2005, we expect to introduce several new products for the trauma and reconstruction markets as well as several next generation products as extensions to existing products.

         In January 2002, we agreed to provide approximately $2.0 million to the Orthopedic Research and Education Foundation to fund a four-year study to define the molecular and cellular mechanism underlying bone-healing in response to pulsed electromagnetic field (PEMF) technology. This study is being conducted at the Lerner Research Institute of the Cleveland Clinic Foundation and is entitled "Optimizing Bone-Healing Using PEMF," which also seeks to identify specific signal characteristics that are causally related to a bone-healing response to PEMF technology in order to optimize the PEMF signal. We expect initial results from these studies to be published in 2005.

         In January 2003, we announced that we had purchased an equity interest in Innovative Spinal Technologies ("IST"), a start-up company focused on commercializing spinal products. The investment of $1.5 million provides us with the ability to participate in spine product research and development efforts with IST.

Patents, Trade Secrets, Assignments and Licenses

         We rely on a combination of patents, trade secrets, as well as assignment and license agreements and non-disclosure agreements to protect our proprietary intellectual property. We own numerous U.S. and foreign patents and have numerous pending patent applications and license rights regarding patents held by third parties. Our primary products are patented in all major markets in which they are sold. There can be no assurance that pending patent applications will result in issued patents, that patents issued or assigned to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage or protections. Third parties might also obtain patents that would require assignment to or licensing by us for the conduct of our business. We rely on confidentiality agreements with key employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology that we seek to protect.

         We obtain assignments or licenses of varying durations for certain orthopedic products from third parties. We have acquired rights under such assignments or licenses in exchange for lump-sum payments or arrangements under which we pay to the licensor a percentage of sales. However, while assignments to us generally are irrevocable, there is no assurance that these licenses will continue to be made available to us on terms that are acceptable to us or at all. The terms of our license agreements vary in length from three years to the life of product patents or the economic life of the product. These agreements generally provide for royalty payments and termination rights in the event of a material breach.

Government Regulation

         Sales of medical devices, including our orthopedic products, are subject to U.S. and non-U.S. regulatory requirements that regulate the development, approval, testing, manufacture, labeling, marketing and sale of medical products, which vary widely from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

         Our products are subject to the regulatory powers of the FDA pursuant to the Medical Device Amendments Act of 1976 to the Federal Food, Drug and Cosmetics Act, the Safe Medical Devices Act of 1990, and regulations issued or proposed hereunder. With the exception of our stimulation products, our products fall into FDA classifications that require less review by the FDA pursuant to
Section 510(k) of the 1976 Amendments than devices that require pre-market approval applications. Our bone growth stimulation products are classified as Class III by the FDA, and have been approved for commercial distribution in the United States following the submission of the required pre-market approval applications.

         The medical devices that we develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained all necessary clearances for the manufacture and sale of our products and that they are generally in compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. If the FDA came to believe that we were not in compliance with applicable law or regulations, it could institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against us, our officers or our employees and could recommend criminal prosecution to the Department of Justice. In addition, the regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA also has the ability to reclassify medical devices from one category of regulatory classification to another and there can be no assurance that one or more of our products will not be reclassified.

         Moreover, non-U.S. governmental authorities have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. We cannot predict whether U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The European Commission, or EC, has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these new regulations, manufacturing plants must have received CE certification from a "notified body" in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a "CE" mark. Products covered by the EC regulations that do not bear the CE mark cannot be sold or distributed within the European Union. We have received certification for all currently existing manufacturing facilities and products.

         Our sales and marketing practices are also subject to a number of U.S. laws regulating healthcare fraud and abuse such as the Anti-Kickback Statute and the Physician's Self-Referral Law (known as the "Stark Law"), the Civil False Claims Act and the Health Insurance Portability and Accountability Act as well as numerous state laws regulating healthcare and insurance. These laws are enforced by the Office of Inspector General and the United States Department of Justice along with other federal, state and local agencies. These laws generally: (1) prohibit the provision of any thing of value in exchange for a patient referral from a healthcare program, (2) require that claims for payment submitted to the Government be truthful,(3) prohibit the transmission of protected healthcare information to persons not authorized to receive that information, (4) require the provision of certain information to the government, and (5) require the maintenance of certain government licenses and permits.

         We devote significant time, effort and expense to addressing government and regulatory requirements applicable to our business. We believe our operations are in compliance with applicable law. We maintain a

Healthcare Compliance Committee as recommended by applicable U.S. government guidelines which meets regularly to address healthcare regulatory policy and potential employee discipline. Our employees receive healthcare regulatory compliance training on an ongoing basis. Our profitability depends in part upon our ability and our distributors' ability to obtain and maintain all necessary certificates, permits, approvals and clearances from U.S. and non-U.S. regulatory authorities and to operate in compliance with applicable regulations.

Sales, Marketing And Distribution

General Trends

         We believe that demographic trends, principally in the form of a better informed, more active and aging population in the major healthcare markets of the United States, Western Europe and Japan, and our focus on innovative, minimally invasive products will continue to have a positive effect on the demand for our products.

Primary Markets

         In 2004, Americas Orthofix including its principal market, the United States, accounted for 44% of total net sales; Americas Breg accounted for 24% of total net sales, and International Orthofix accounted for 32% of total net sales. Other than Kendall Healthcare Products and sales directed to customers through a Manufacturers' Representative agreement with Medtronic Sofamor Danek Group, no single customer accounted for greater than 2% of total net sales.

         We have a Manufacturer's Representative agreement for the Spinal-Stim Lite with Medtronic Sofamor Danek Group. As an agent for Orthofix, Medtronic Sofamor Danek represents our products to their customers on a commission basis. The A-V Impulse System is distributed in the United States under an exclusive, long-term distribution agreement with Kendall Healthcare Products. Kendall Healthcare Products accounted for approximately 5% of our total net sales in 2004, while sales through Medtronic Sofamor Danek's Manufacturer's Representative agreement accounted for approximately 7% of total net sales. Sales to all other customers were broadly distributed.

         Our products sold in the United States are either prescribed by medical professionals for the care of their patients or sold to hospitals, clinics, surgery centers, independent distributors or other healthcare providers, all of whom may be primarily reimbursed for the healthcare products provided to patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Our products are also sold in many other countries, such as the United Kingdom, France and Italy, to publicly funded healthcare systems and private insurance plans.

Sales, Marketing and Distributor Network

         We have established a broad distribution network comprised of direct representatives and distributors. This established distribution network provides us with a strong platform to introduce new products and expand sales of existing products. We distribute our products through sales and marketing force of approximately 444 direct sales and marketing representatives. Our products are also sold through distributors. Worldwide we have approximately 188 independent distributors who represent our products in approximately 60 countries. The table below highlights the makeup of our sales, marketing, and distribution network at December 31, 2004.

                                          Direct
                                Sales & Marketing Headcount                            Distributors
                       ---------------------------------------------  -----------------------------------------------
                       United
                       States      International         Total         United States    International       Total
                       ----------  -------------     -------------    ---------------   -------------    --------------
Orthofix                  263               138                401              33                 65               98
Breg                       42                 1                 43              52                 38               90
                       ----------  -------------     -------------    ---------------   -------------    --------------
Total                     305               139                444              85                103              188
                       ==========  =============     =============    ===============   =============    ==============

         In our largest market, the United States, our sales, marketing and distributor network is separated between a dedicated spine sales force addressing the spine market sector, an orthopedic sales force addressing the reconstruction and trauma market sectors and the Breg sales, marketing and distributor network which is predominately a distributor network addressing the reconstruction market sector.

         Outside the United States, we employ direct sales representatives throughout our international sales subsidiaries. We also utilize independent distributors in Europe, the Far East, the Middle East and Central and South America. In order to provide support to our independent distributor network, we have a group of sales and marketing specialists who regularly visit the independent distributors.

Marketing

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

         We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages in printed, video and multimedia formats. To provide additional advanced training for surgeons, we organize monthly multilingual teaching seminars at our facility in Verona, Italy. The Verona seminars, which in 2004 were attended by over 750 surgeons from around the world, include a variety of lectures from specialists as well as demonstrations and hands-on workshops. Each year many of our sales representatives and distributors independently conduct basic courses locally for surgeons in the application of certain of our products. We also provide sales training at our training centers in McKinney, Texas and at our Breg training center in Vista, California. Additionally, we are implementing a web-based sales training portal to provide continued training to our sales representatives.

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

         The principal competitors for the Breg bracing and cold therapy products include dj Orthopedics, Inc., Aircast Inc., EBI Medical Systems and various smaller private companies. For pain therapy products, the principal competitors are I-Flow Corporation, Stryker Corp. and dj Orthopedics, Inc.

         We believe that our competitive position is strong with respect to product features such as innovation, ease of use, versatility, cost and patient acceptability. We attempt to avoid competing based solely on price. Overall cost and medical effectiveness, innovation, reliability, after-sales service and training are the most prevalent methods of competition in the markets for our products, and we believe that we compete effectively in these areas, particularly with respect to cost savings resulting from the reduction of operating time resulting from the non-invasive or minimally invasive nature of many of our products.

Manufacturing and Sources of Supply

         We generally design, develop, assemble, test and package all our products, and subcontract the manufacture of a substantial portion of the component parts. Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development and marketing while still maintaining quality assurance standards. In addition to designing, developing, assembling, testing, and packaging its products, Breg, also manufactures a substantial portion of the component parts used in its products.

         Although certain of our key raw materials are obtained from a single source, we believe that alternate sources for these materials are available. Adequate raw material inventory supply is maintained to avoid product flow interruptions. We have not experienced difficulty in obtaining the materials necessary to meet our production schedule.

         Our products are currently manufactured and assembled in the United States, Italy, the United Kingdom, Mexico and the Seychelles. In 2004, we completed the process of transitioning a majority of Breg's manufacturing activities from its Vista, California facility to its Mexicali, Mexico plant. We believe that our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the United States. For a description of the laws to which we are subject, see Item 1 - "Business - Government Regulation." We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

         Our business is generally not seasonal in nature. However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer. Certain of the Breg bracing products experience greater demand in the fall and winter corresponding with high school and college football schedules and winter sports. In addition, we do not consider the backlog of firm orders to be material.

Capital Expenditures

         We had capital expenditures in the amount of $12.2 million, $5.2 million and $7.1 million in 2004, 2003 and 2002, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds. We currently plan to invest approximately $4.1 million in the Americas Orthofix, approximately $4.9 million in Americas Breg, and approximately $3.2 million in International Orthofix in 2005 for a total of approximately $12.2 million to support the planned expansion of our business. We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

         At December 31, 2004, we had approximately 997 employees worldwide. Approximately 294 were employed at Americas Breg, 471 were employed at Americas Orthofix and approximately 232 were employed within International Orthofix. Our relations with our Italian employees, who numbered 75 at December 31, 2004, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe that we have good relations with our employees. Of our approximately 997 employees, 444 were employed in sales and marketing functions, 172 in general and administrative, 356 in production and 25 in research and development.

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

         Our success depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that compete directly with, ours. Numerous patents covering our technologies have been issued to us, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. Some patent applications in the United States are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by several months, we may not be the first to invent, or file patent applications on, any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to, or licensed by, us and may not provide adequate protection or competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

         We also rely on trade secrets, unpatented proprietary expertise and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with assignors, licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

Third parties may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products.

         There has been substantial litigation in the orthopedic medical devices industry with respect to the manufacture, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to defend against allegations relating to the infringement of patent or proprietary rights of third parties. Any such litigation could:

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

         Although patent and intellectual property disputes within the orthopedic medical devices industry have often been settled through assignments, licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. Furthermore, the required assignments or licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary assignments or licenses could prevent us from manufacturing and selling some products or increase our costs to market these products.

Reimbursement policies of third parties, cost containment measures and healthcare reform could adversely affect the demand for our products and limit our ability to sell our products.

         Our products are sold either directly by us or our independent sales representatives to our customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers, who together with us may be reimbursed for the healthcare services provided to their patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods as determined by such third-party payor, was investigational or was used for an unapproved indication or for other reasons. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Limits put on reimbursement could make it more difficult for people to buy our products and reduce, or possibly eliminate, the demand for our products. In addition, in the event that governmental authorities enact additional legislation or adopt regulations that affect third-party coverage and reimbursement, demand for our products may be reduced with a consequent material adverse effect on our sales and profitability. It is also possible that the government's focus on coverage of off-label uses for FDA-approved devices could lead to changes in coverage policies regarding off-label uses by TriCare, Medicare and/or Medicaid. There can be no assurance that we or our distributors will not experience significant reimbursement problems in the future. Our products are sold in many countries, such as the United Kingdom, France, and Italy, with publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Any increase in such constraints may have a material adverse effect on our sales and collection of accounts receivable from such sales.

         Management estimates that its revenue by payor type are:

         o    Independent Distributors                        27%

         o    Third Party Insurance                           26%

         o    International Public Healthcare Systems         18%

         o    Direct (hospital)                               18%

         o    U.S. Government - Medicare, Medicaid, TriCare    9%

         o    Self pay                                         2%

We may be subject to extensive government regulation that increases our costs and could prevent us from marketing or selling our products.

         The medical devices we manufacture and market are subject to rigorous regulation by the Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities. These authorities regulate the development, approval, classification, testing, manufacture, labeling, marketing and sale of medical devices. For a description of these regulations, see Item 1 - "Business - Government Regulation."

         The approval by governmental authorities, including the FDA in the United States, is generally required before any medical devices may be marketed in the United States or other countries. The process of obtaining FDA and other regulatory approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis or at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA also has the ability to change the regulatory classification of an approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our device. Moreover, we cannot predict whether U.S. or foreign government regulations that may have a material adverse effect on us may be imposed in the future.

         Our profitability depends, in part, upon the ability of the Company, our sales representatives, and our distributors' ability to obtain and maintain all necessary certificates, permits, approvals and clearances from U.S. and foreign regulatory authorities and to operate in compliance with applicable regulations. There can be no assurance that we have obtained, will obtain or will remain in compliance with, applicable FDA and other U.S. and foreign material regulatory requirements. If the FDA or other U.S. or foreign regulatory authority determines that we were not in compliance with applicable law or regulations, it could institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against us, our officers or our employees and could recommend criminal prosecution. Any such consequences could have a material adverse effect on our business, financial condition or results of operations.

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

         The orthopedic medical device industry in which we compete is undergoing, and is expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made. New technologies and products developed by other companies are regularly introduced into the market, which may render our products or technologies non-competitive or obsolete.

         The recent approval and introduction of Bone Morphogenic Proteins
(BMPs) by Medtronic Sofamor Danek Group have shown market acceptance as a substitute for autograft bone in spinal fusion surgeries. Our Spinal-Stim product is FDA approved for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery, most typically for multilevel or high-risk patients. While BMPs are considered or classified as a bone growth material, they have yet to be clinically proven to be effective or approved for use in the high-risk patients such as those who use our Spinal-Stim and our new Cervical-Stim products. Off-label use or the FDA approval of BMPs could have an adverse affect on sales of our bone-growth stimulation products in high-risk patients. Additionally, in 2004, Artificial Disks were introduced into the market as an alternative to spinal fusions. The proliferation of market acceptance could have an adverse effect on sales of our products in high-risk patients.

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

Termination of our existing relationships with our independent sales representatives or distributors could have an adverse effect on our business.

         We sell our products in many countries through independent distributors. Generally, our independent sales representatives and our distributors have the exclusive right to sell our products in their respective territories and are generally prohibited from selling any products that compete with ours. The terms of these agreements vary in length from one to ten years. Under the terms of our distribution agreements, each party has the right to terminate in the event of a material breach and we generally have the right to terminate if the distributor does not meet agreed sales targets or fails to make payment on time. Any termination of our existing relationships with independent sales representatives or distributors could have an adverse effect on our business unless and until alternative distribution arrangements are put in place.

We are party to numerous contractual relationships.

         We are party to numerous contracts in the normal course of our business. The Company has contractual relationships with suppliers, distributors and agents as well as service providers. In the aggregate, these contractual relationships are necessary for the Company to operate its business. From time to time, the Company amends, terminates or negotiates is contracts. The Company is also periodically subject to, or makes, claims of breach or threats of legal action arising out of one or more of its contracts which, from time to time, may result in litigation. At any one time, the Company has a number of negotiations under way for new or amended commercial agreements. We devote substantial time, effort and expense to the administration and negotiation of contracts involved in our business. However, there can be no assurance that these contracts will continue in effect past their current term or that we will be able to negotiate satisfactory contracts in the future with current or new business partners.

We face risks related to foreign currency exchange rates.

         Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our foreign currency and receivables denominated in foreign currency are greater or less than our liabilities denominated in foreign currency, we have foreign exchange exposure. We have substantial activities outside of the United States that are subject to the impact of foreign exchange rates. The impact of foreign exchange rates on sales outside of the United States was to increase net sales by $6.7 million in International for 2004, primarily as the result of a stronger Euro and U.K. Pound against the U.S. dollar, and to decrease net sales by $0.2 million in the Americas for 2004, primarily as a result of a weaker Mexican Peso against the U.S. dollar. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. From time to time, the Company may examine whether a currency hedge program is appropriate for the Company's needs and may enter into a currency hedge.

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

We are subject to differing customs and import/export rules in several jurisdictions in which we operate.

         We import and export our products to and from a number of different countries around the world. These product movements involve subsidiaries and third-parties operating in jurisdictions with different customs and import/export rules and regulations. Customs authorities in such jurisdictions may challenge our treatment of customs and import/export rules relating to product shipments under aspects of their respective customs laws and treaties. If we are unsuccessful in defending our treatment of customs and import/export classifications, we may be subject to additional customs duties, fines or penalties that could adversely affect our profitability.

Provisions of Netherlands Antilles law may have adverse consequences to our shareholders.

         Our corporate affairs are governed by our Articles of Association and the corporate law of the Netherlands Antilles (CCNA) (Articles 100-144). Although some of the provisions of the CCNA resemble some of the provisions of the corporation laws of a number of states in the United States, principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if Orthofix were incorporated in a jurisdiction within the United States. For example, there is no statutory right of appraisal under Netherlands Antilles corporate law nor is there a right for shareholders of a Netherlands Antilles corporation to sue a corporation derivatively. In addition, we have been advised by Netherlands Antilles counsel that it is unlikely that (1) the courts of the Netherlands Antilles would enforce judgments entered by U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws and (2) actions can be brought in the Netherlands Antilles in relation to liabilities predicated upon the U.S. federal securities laws.

Our business is subject to economic, political and other risks associated with international sales and operations.

         Since we sell our products in many different countries, our business is subject to risks associated with doing business internationally. Net sales outside the United States represented 35% of our total net sales in 2004. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

         o    changes in foreign currency exchange rates;

         o changes in a specific country's or region's political or economic conditions;

         o trade protection measures and import or export licensing requirements or other restrictive actions by foreign governments;

         o    consequences from changes in tax or customs laws;

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

         When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million and
(2) a five-year revolving credit facility of $15.0 million, upon which we had not drawn as of March 11, 2005.

         Further, in addition to scheduled debt repayments, our senior secured bank facility requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount initially equal to 75% of the excess annual cash flow of Colgate and its subsidiaries, reducing to 50% upon the attainment of a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt issuance by Colgate and its subsidiaries or any equity issuances, excluding the exercise of stock options, by any of the credit parties as defined (in the credit agreement) or (c) the net cash proceeds of asset dispositions over a minimum threshold or
(d) unless reinvested, insurance proceeds, or condemnation awards. These mandatory prepayments could limit our ability to reinvest in our business.

         The credit agreement contains negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. A breach of any of these covenants could result in an event of default under the credit agreement, which could permit acceleration of the debt payments under the facility. See Item 7 - "Liquidity and Capital Resources."

We may not be able to successfully integrate Breg's operations into our business and may not achieve the anticipated benefits of the acquisition.

         We are continuing the process of integrating Breg's operations into our company. The integration of Breg's operations into our business involves numerous risks, including:

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

         Our principal facilities are:

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

Research and development, component manufacturing, quality       Verona, Italy                  38,000         Owned
control and training facility for fixation products and
sales management, distribution and administrative facility
for Italy

Warehousing facility for fixation products                       Verona, Italy                  6,460          Leased

Administrative offices for Orthofix International N.V. and       Huntersville, NC               10,084         Leased
Orthofix Inc.

Sales management, distribution and administrative offices        South Devon, England           2,500          Leased

Sales management, distribution and administrative offices        Andover, England               9,000          Leased
for A-V Impulse  and fixation products

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

Sales management, distribution and administrative facility       Gentilly, France               3,854          Leased
for France

Sales management, distribution and administrative facility       Valley, Germany                3,000          Leased
for Germany

Sales management, distribution and administrative facility       Steinhausen, Switzerland       1,180          Leased
for Switzerland

Assembly and packaging facility for fixation products            Victoria, Mahe, Seychelles     5,597          Leased

Administrative, manufacturing, warehousing, distribution and     Vista, California              104,832        Leased
research and development facility for Breg

Manufacturing facility for Breg products                         Mexicali, Mexico               63,000         Leased

Sales management, distribution and administrative facility       Guaynabo, Puerto Rico          4,400          Leased
for Puerto Rico

Item 3.  Legal Proceedings
--------------------------

         Except as described below, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

KCI Litigation

         Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI withdrew several of its counterclaims, but continues to assert affirmative defenses contending that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by us. The U.S. District Court in San Antonio, Texas restored the litigation to active status. A portion of any amounts received by us will be payable to former owners of Novamedix under the original purchase agreement. This matter is currently in the pre-trial motions phase.


Triage Litigation

         On September 29, 2004, Triage Medical Inc. ("Triage") filed an action against Orthofix International N.V. in State Court in California. The Company subsequently removed the case to the federal United States District Court for the Central District of California. Triage alleges that the Company agreed to negotiate an acquisition of Triage and to make an unconditional $2.0 million escrow payment to Triage. Triage contends the Company terminated the acquisition process and failed to make the escrow payments and, as a result, Triage has been damaged. We have answered the complaint denying any liability and pleading certain defenses. We believe this case is without merit and intend to vigorously defend it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

Market for Our Common Stock

         Our common stock is traded on the Nasdaq National Market under the symbol "OFIX." The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq for each of the two most recent fiscal years ended December 31, 2004. As of March 10, 2005 we had approximately 224 holders of record of our common stock.

                                            High                 Low
                                           ------              -------
         2003
         ----
         First Quarter                     $30.64              $23.69
         Second Quarter                     34.42               25.68
         Third Quarter                      37.54               31.81
         Fourth Quarter                     51.05               36.10

         2004
         ----
         First Quarter                     $55.40              $43.50
         Second Quarter                     51.48               40.96
         Third Quarter                      42.00               29.00
         Fourth Quarter                     40.37               32.00

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

Recent Sales of Unregistered Securities

         Except as described below, there were no securities sold by us during 2004 that were not registered under the Securities Act.

         On February 2, 2004, we issued 1,291 shares of our common stock to one of our warrant holders upon the exercise of 1,291 of our warrants. These warrants were initially issued by Kinesis Medical, Inc. and originally entitled the holder of warrants to purchase one share of Kinesis common stock at an exercise price per share ranging from $1.00 to $2.00. On August 15, 2000, in conjunction with our asset purchase agreement with Kinesis, each outstanding Kinesis warrant was converted into 0.05261 Orthofix warrants to purchase shares of our common stock at a price per share ranging from $19.125 to $38.25, subject to adjustment as determined by the warrant agreement.

          The above transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and the rules and regulations promulgated under the Securities Act on the basis that the transactions did not involve a public offering.

Exchange Controls

         Although there are Netherlands Antilles laws that may impose foreign exchange controls on us and that may affect the payment of dividends, interest or other payments to nonresident holders of our securities, including the shares of common stock, we have been granted an exemption from such foreign exchange control regulations by the Central Bank of the Netherlands Antilles. Other jurisdictions in which we conduct operations may have various currency or exchange controls. In addition, we are subject to the risk of changes in political conditions or economic policies that could result in new or additional currency or exchange controls or other restrictions being imposed on our operations. As to our securities, Netherlands Antilles law and our Articles of Association impose no limitations on the rights of persons who are not residents in or citizens of the Netherlands Antilles to hold or vote such securities.

Taxation

         Under the laws of the Netherlands Antilles as currently in effect, a holder of shares of common stock who is not a resident of, and during the taxable year has not engaged in trade or business through a permanent establishment in, the Netherlands Antilles will not be subject to Netherlands Antilles income tax on dividends paid with respect to the shares of common stock or on gains realized during that year on sale or disposal of such shares; the Netherlands Antilles do not impose a withholding tax on dividends paid by us. There are no gift or inheritance taxes levied by the Netherlands Antilles when, at the time of such gift or at the time of death, the relevant holder of common shares was not domiciled in the Netherlands Antilles. No reciprocal tax treaty presently exists between the Netherlands Antilles and the United States.

Item 6.  Selected Financial Data
--------------------------------

         The following selected consolidated financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. The financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 should be read in conjunction with, and are qualified in their entirety by, reference to, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

                                                                           Year ended December 31,
                                                    --------------------------------------------------------------
                                                       2004         2003       2002         2001         2000
                                                       ----         ----       ----         ----         ----
                                                            (In US$ thousands, except margin and per share data)
Consolidated operating results
Net sales.........................................      $286,638   $203,707     $177,595     $162,360    $131,782
Gross profit......................................       207,461    152,617      132,776      119,408      95,993
Gross profit margin...............................           72%        75%          75%          74%         73%
Total operating income............................        55,000     40,584       42,939       30,499      22,725
Net income(1).....................................        34,149     24,730       25,913       20,964      44,816
Net income per share of common stock (basic)......          2.22       1.76         1.96         1.60        3.40
Net income per share of common stock (diluted)....          2.14       1.68         1.76         1.42        3.20


Consolidated financial position                                               As of December 31,
(at year-end)
                                                    --------------------------------------------------------------
                                                       2004        2003         2002         2001        2000
                                                       ----        ----         ----         ----        ----
                                                                    (In US$ thousands, except share data)
Total assets .....................................     $431,100    $413,179      $220,774    $188,914    $190,434
Total debt........................................       77,382     110,207         7,420       5,560      10,818
Shareholders' equity..............................      297,172     240,776       168,084     138,102     132,988
Weighted average number of shares of
   common stock outstanding (basic)...............   15,396,540  14,061,447    13,196,524  13,086,467  13,182,789

Weighted average number of shares of
   common stock outstanding (diluted).............   15,974,945  14,681,883    14,685,236  14,737,567  13,986,098

 ---------------
  (1) Net income for 2000 includes $29.9 million of income after tax related to the EBI litigation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------

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

         Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. During the year, we have used derivative instruments to hedge interest rate fluctuation exposure. We do not ordinarily use derivative instruments to hedge foreign exchange exposure. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

         We manage our operations as three business segments: Americas Orthofix, Americas Breg, and International Orthofix. Americas Orthofix consists of the operations in the United States, existing prior to the acquisition of Breg, as well as operations in Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg's domestic and independent international distributor operations. International Orthofix consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world as well as independent export distribution operations. Group Activities are comprised of the Parent's operating expenses and identifiable assets.

Critical Accounting Policies and Estimates

         Our discussion of operating results is based upon the consolidated financial statements and accompanying notes to the consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to allowance for doubtful accounts, sales allowances and adjustments, inventories, investments, intangible assets and goodwill, income taxes, litigation and contingencies. We base our estimates on historical experience and various other assumptions and believe our estimates for the carrying values of assets and liabilities are reasonable. Actual results may differ from these estimates. We have reviewed our critical accounting policies with the Audit Committee of the Board of Directors.

         Revenue Recognition

         For bone growth stimulation and bracing products, prescribed by a physician, we recognize revenue when the product is placed on and accepted by the patient. For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify FOB destination. We derive a significant amount of our revenues in the United States from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments. Some billings are subject to review by such third-party payors and may be subject to adjustment.

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

         Inventory Allowances

         We write down our inventory for inventory excess and obsolescence by an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory is analyzed to assess the adequacy of inventory excess and obsolescence provisions. Reserves in excess and obsolescence provisions are recorded as adjustments to cost of goods sold. If conditions or assumptions used in determining the market value change, additional inventory write-down in the future may be necessary.

         Goodwill and Other Intangible Assets

         We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The ongoing impact was that goodwill and indefinite lived intangible assets are no longer amortized, but instead tested at least annually for impairment. As a result, we evaluate the recoverability and measure the potential impairment of our goodwill under SFAS
142. The annual impairment test requires an estimation of the fair value of the reporting unit, which involves judgment. We performed the impairment test of goodwill as required by SFAS No. 142 and noted no impairment issues with the carrying value of goodwill or indefinite lived intangible assets as of December 31, 2004.

         Litigation and Contingent Liabilities

         From time to time, we and our operations are parties to or targets of lawsuits, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, health and safety, employment and healthcare regulatory matters, which are handled and defended in the ordinary course of business. These lawsuits, investigations or proceedings could involve substantial amounts of claims and could also have an adverse impact on our reputation and client base. Although we maintain various liability insurance programs for liabilities that could result from such lawsuits, investigations or proceedings, we are self-insured for a significant portion of such liabilities. We accrue for such claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of analyzing, assessing and establishing reserve estimates for these types of claims involves judgment. Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations and cash flows in the period that reserve estimates are revised. We believe that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot give any assurance that we will not incur liabilities in excess of recorded reserves.

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

Selected Financial Data

         The following table presents certain items in our statements of operations as a percentage of net sales for the periods indicated:

                                                                       Year ended December 31,
                                                    --------------------------------------------------------------
                                                          2004                 2003                  2002
                                                          ----                 ----                  ----
                                                           (%)                  (%)                   (%)
            Net sales...........................           100                  100                   100
            Cost of sales.......................            28                   25                    25
            Gross profit........................            72                   75                    75
            Operating expenses
              Sales and marketing ..............            36                   38                    36
              General and administrative........            11                   10                    10
              Research and development..........             4                    4                     4
              Amortization of intangible assets.             2                   --                    --
              Litigation and settlement costs..             --                    3                    --
            Total operating income..............            19                   20                    24
            Net income..........................            12                   12                    15


Segment and Market Sector Revenue

         The following tables display net sales by business segment and net sales by market sector. We provide net sales by market sector for information purposes only. We keep our books and records and account for net sales, costs of sales and expenses by business segment.

         Business Segment:

                                                            Year ended December 31,
                                                               (In US$ thousands)
                                      2004                          2003                             2002
                            --------------------------   -----------------------------    ----------------------------
                                          Percent of                      Percent of                      Percent of
                                          Total Net                       Total Net                        Total Net
                            Net Sales       Sales          Net Sales        Sales          Net Sales         Sales
                            ----------- -------------    --------------  -------------    -------------- -------------
Americas Orthofix              $125,972          44%         $116,848             57%         $102,850            58%
Americas Breg                    68,294          24%               --              --               --             --
International Orthofix           92,372          32%           86,859             43%           74,745            42%
                            ----------- -------------    --------------  -------------    -------------- -------------
Total                          $286,638         100%         $203,707            100%         $177,595          100 %
                            =========== =============    ==============  =============    ============== =============

         Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Orthopedic products are sold into three market sectors, Spine, Reconstruction and Trauma. Sales of non-orthopedic products include the Laryngeal Mask product, woman's care and other products.

         Market Sector:

                                                            Year ended December 31,
                                                               (In US$ thousands)
                                      2004                          2003                             2002
                            --------------------------   -----------------------------    ----------------------------
                                          Percent of                      Percent of                      Percent of
                                          Total Net                       Total Net                        Total Net
                            Net Sales       Sales          Net Sales        Sales          Net Sales         Sales
                            ----------- -------------    --------------  -------------    -------------- -------------
Orthopedic
  Spine                         $81,375        28%            $ 79,552        39%              $ 69,613       39%
  Reconstruction                120,935        42%              51,183        25%                43,838       25%
  Trauma                         62,892        22%              53,706        26%                46,551       26%
                            ----------- -------------    --------------  -------------    -------------- -------------
Total Orthopedic                265,202        92%             184,441        90%               160,002       90%

Non-Orthopedic                   21,436        8%               19,266        10%                17,593       10%
                            ----------- -------------    --------------  -------------    -------------- -------------
Total                          $286,638       100%            $203,707       100%              $177,595      100%
                            =========== =============    ==============  =============    ============== =============

2004 Compared to 2003

Sales by Business Segment:

         Net sales increased 41% to $286.6 million in 2004, which included $68.3 million of net sales attributable to Americas Breg, compared to $203.7 million in 2003. The impact of foreign currency increased sales by $6.5 million in 2004 when compared to 2003.

         Net sales in Americas Orthofix (the "Americas") increased 8% to $126.0 million in 2004 compared to $116.8 million in 2003. The Americas net sales represented 44% and 57% of our total net sales in 2004 and 2003, respectively. The Americas experienced growth in all market sectors, led by a 23% increase in trauma products. The following table illustrates sales by market sector in the
Americas:


                                      2004              2003
(In thousands)                      Net Sales          Net Sales      Growth
                                    ---------          ---------      ------
Orthopedic
    Spine                            $ 81,190          $ 79,453           2%
    Reconstruction                      7,318             6,775           8%
    Trauma                             36,058            29,242          23%
                                    ---------          ---------
Total Orthopedic                      124,566           115,470           8%

Non-Orthopedic                          1,406             1,378           2%
                                    ---------          ---------
Americas Orthofix                    $125,972          $116,848           8%
                                    =========          =========

         Net sales in Americas Breg ("Breg") were $68.3 million in 2004 which represented 24% of total net sales in 2004. Breg was acquired on December 30, 2003; therefore there are no sales for Breg for the comparable period of the prior year. All of Breg's sales are recorded in our Reconstruction Market Sector. On a pro forma basis Breg sales increased 10% when compared to 2003 and would have represented 25% of our total net sales in 2003.

         Net sales in International Orthofix ("International") increased 6% to $92.4 million in 2004 from $86.9 million in 2003. International net sales represented 32% and 43% of our total net sales in 2004 and 2003, respectively. The primary factors that led to this increase were currency, increased sales of external fixation products, strong start-up sales of the PC.C.P hip fracture fixation system and growth of non-orthopedic airway management products; these were partially offset by a decrease in sales of the A-V Impulse system, primarily the Impad component. The decrease in A-V Impulse system sales was due to a combination of lower contract pricing, a more competitive environment and inventory balancing in the second quarter by our primary customer in the United States. The impact of foreign currency increased International sales by $6.7 million for 2004, primarily as a result of a stronger Euro and U.K. Pound against the U.S. Dollar. On a constant currency basis, International net sales would have been down 1%. The following table illustrates sales by market sector in International:

                                      2004              2003
(In thousands)                      Net Sales          Net Sales      Growth
                                    ---------          ---------      ------
Orthopedic
    Spine                                $185                $99         87%
    Reconstruction                     45,534             44,408          3%
    Trauma                             26,623             24,464          9%
                                    ---------          ---------
Total Orthopedic                       72,342             68,971          5%

Non-Orthopedic                         20,030             17,888         12%
                                    ---------          ---------
International Orthofix                $92,372            $86,859          6%
                                    =========          =========

Sales by Market Sector:

         Net sales of our spine products grew 2% to $81.4 million in 2004 from $79.6 million in 2003. Sales of stimulation products for spine applications, the main component of our Spine Market Sector, increased 4% when compared to the same period of the prior year. This Market Sector was negatively impacted by reimbursement issues relating to our Orthotrac and EZ Brace products. A change in the reimbursement for the EZ Brace product has had a negative impact on the period-over-period sales for this product. On December 28, 2004, we announced FDA approval for the Cervical-Stim, the first and only `on-label' bone growth stimulator for use as an adjunct to cervical (upper) spine fusions in `high risk' patients. We expect this approval will positively impact the growth of this Market Sector in future periods. We also acknowledge that reimbursement issues, emerging new technologies, including BMP's, and increased competitive activity for spinal stimulators could negatively impact growth in this Market Sector.

         Net sales of our reconstruction products increased 136% to $120.9 million in 2004 from $51.2 million in 2003. This increase is primarily attributable to the sales of Breg products, classified as reconstruction products, which totaled $68.3 million in 2004. Sales of our external fixation products used in reconstruction applications increased 32%, which also contributed to the year-over-year growth in this Market Sector. This Market Sector was negatively impacted in 2004 by lower sales of the A-V Impulse system, discussed above, which decreased 14% when compared to 2003.

         Net sales of our trauma products increased 17% to $62.9 million in 2004 from $53.7 million in 2003. This Market Sector benefited from an 11% growth in sales of external fixation products used for trauma applications, a 21% growth in sales of stimulation products used for long bone applications, and strong start-up sales of the PC.C.P hip fracture fixation system.

         Net sales of our non-orthopedic products grew 11% to $21.4 million in 2004 from $19.3 million in 2003. This Market Sector continues to be driven by the airway management products, including a new single-use version of the Laryngeal Mask which we distribute in the United Kingdom, Ireland and Italy.

         Gross Profit -- Gross profit increased 36% to $207.5 million in 2004 from $152.6 million in 2003, primarily due to the increase of 41% in net sales, including the addition of Breg sales. Gross profit as a percentage of net sales in 2004 was 72.4% compared to 74.9% in 2003, reflecting the impact of the inclusion of Breg with lower gross margins (64%) relative to pre-Breg gross profit margins, purchase accounting and foreign currency. Although currency contributed $6.5 million to sales growth, the year-over-year appreciation of the Euro and the U.K. Pound against the U.S. dollar has been detrimental to our gross profit and gross profit margin in those situations where we produce products whose costs are denominated in Euros and Pounds and are sold in U.S. dollars.

          Sales and Marketing Expenses -- Sales and marketing expenses, which include commissions, royalties and bad debt provisions, generally increase and decrease in relation to sales. Sales and marketing expenses increased $25.7 million to $102.5 million in 2004 from $76.8 million in 2003, an increase of 33% on a sales increase of 41%. The incremental increase is primarily the result of the addition of Breg marketing and sales costs, for which there are no comparable costs in 2003 and the impact of currency. Sales and marketing expenses as a percentage of net sales decreased to 35.7% in 2004 from 37.7% in 2003. The decrease as a percent of net sales is primarily associated with our new Breg segment, which carries a lower sales and marketing expense as a percent of net sales than the Company has experienced in prior years.

         General and Administrative Expenses -- General and administrative expenses increased $10.1 million to $30.6 million from $20.5 million in 2003. This increase is primarily attributable to the additional general and administrative expenses of Breg for which there are no comparable costs in the same period of the prior year, purchase accounting adjustments from the acquisition of Breg for the depreciation of step-up in the value of fixed assets acquired, and the acquisition of a Puerto Rico distributor, for which there are no comparable costs in 2003. We also incurred incremental internal and external costs associated with the successful compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and additional legal costs associated principally with the addition of new distribution.

         Research and Development Expenses -- Research and development expenses increased $3.4 million to $11.5 million in 2004 from $8.1 million in 2003, an increase of 42%, and remained constant as a percentage of net sales at 4%. Approximately $2.9 million of this increase is attributable to expense related to Breg, for which there are no comparable expenses in 2003.

         Amortization of Intangible Assets -- Amortization of intangible assets was $6.3 million in 2004 compared to $1.0 million in 2003. The increase in amortization expense of approximately $5.1 million was due to the amortization of the intangible recorded for the distribution network acquired in the Breg acquisition.

         Litigation and Settlement Costs -- Litigation and settlement costs for our case against Kinetic Concepts, Inc. ("KCI") was $1.6 million in 2004 compared to $4.0 million in 2003. Further, in 2003, we incurred $1.7 million of settlement costs to conclude the investigation by the Office of Inspector General into the appropriateness of claims made to federal health care programs for the off-label use of our FDA approved pulsed electronic magnetic field device, and billing and coding for its off-label use. We expect to incur KCI litigation costs in 2005 at approximately the same level as 2004. See Item 3 - "Legal Proceedings" for a description of the legal proceedings.

         Interest Income (Expense), Net -- Interest income (expense), net was an expense of $6.0 million in 2004 compared to an expense of $0.2 million in 2003. We incurred interest expense on borrowings under our senior secured term loan of $5.5 million which included the amortization of debt costs and current year expenses associated with maintaining the term loan. We also incurred $0.5 million of expense relating to withholding taxes paid by us on a portion of the interest expense associated with the term loan. Additional interest expense of $0.3 million was incurred on borrowings under a line of credit in Italy. We also generated $0.3 million of interest income on cash deposits.

          Other Income (Expense), Net -- Other income (expense), net was income of $1.7 million in 2004 compared to an expense of $0.7 million in 2003. In 2004, other income was generated by the sale of a facility that resulted in a gain of approximately $0.6 million. The sale of this facility was part of a consolidation plan in the United Kingdom. We also experienced foreign exchange gains of $0.9 million, primarily as a result of uncovered trade receivables denominated in Euros in subsidiaries whose functional currency is the U.S. Dollar. These gains were partially offset by other various transactional foreign currency losses associated with the Euro and the U.K. Pound.

         Loss in Joint Venture, Net -- Loss in joint venture, net was a net loss of $0.3 million in 2004 compared to a net loss of $1.8 million in 2003. During 2004, we sold part of our ownership in the OrthoRx joint venture to our partner Ferrer Freedman & Company; this sale resulted in a gain of approximately $0.8 million. The gain was offset by our portion of the joint venture's operating losses in 2004 of approximately $1.1 million. As of December 31, 2004 our ownership percentage in the joint venture was 21.7% and our investment in the joint venture had been reduced to zero.

         Income Tax Expense -- In 2004 and 2003, the effective tax rate was 32.2% and 37.1%, respectively. The effective tax rate in 2004 was reduced by the following: (i) the non-taxable gain recorded on the sale of OrthoRx shares; (ii) lower spending on the KCI case (which occurs in a low tax jurisdiction); and
(iii) inherent tax benefits resulting from the financing structure of our senior secured term loan obtained in conjunction with the Breg acquisition.

         Net Income -- Net income for 2004 was $34.1 million compared to $24.7 million in 2003, an increase of 38%. Net income was $2.22 per basic share and $2.14 per diluted share in 2004, compared to $1.76 per basic share and $1.68 per diluted share for 2003, an increase in diluted earnings per share of 27%. The weighted average number of basic common shares outstanding was 15,396,540 and 14,061,447 during 2004 and 2003, respectively. The weighted average number of diluted common shares outstanding was 15,974,945 and 14,681,833 during 2004 and 2003, respectively.

2003 Compared to 2002

         Sales- Net sales increased 15% to $203.7 million in 2003 from $177.6 million in 2002.

         Net sales by business segment in the Americas (primarily in the United States) increased 14% to $116.8 million in 2003 compared to $102.9 million in 2002. The Americas net sales represented 57% and 58% of our total net sales in 2003 and 2002, respectively. The increase in net sales for 2003 was due to strong growth in the United States (14%) and Brazil (11%) of net sales in all orthopedic product market sectors. This increase was slightly offset by a decrease in net sales of non-Orthofix products in Mexico where we are discontinuing the distribution of certain non-Orthofix products.

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

         All of our market sectors experienced strong net sales growth in 2003. Sales of Spine products grew 14% to $79.6 million in 2003 from $69.6 million in 2002, with the sale of Spinal-Stim bone growth stimulation products growing approximately 17% in 2003 over 2002. Increased sales of spinal stimulation resulted principally from an increase in the volume of stimulators sold and from the renewal of our distribution agreement with Medtronic Sofamor Danek. We estimate that the renewed distribution agreement had the effect of increasing sales by $5.9 million in 2003. Approval and introduction of BMPs by Medtronic Sofamor Danek have begun to show some market acceptance as a substitute for autograft bone in spinal fusion surgeries. Our Spinal-Stim product is FDA-approved for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery, most typically for multilevel or high-risk patients. In 2002, Medtronic Sofamor Danek Group conducted clinical studies with BMPs. Participation of physicians in the clinical studies had an adverse impact on our stimulation product sales growth in the second half of 2002. Although product sales growth returned to historic product growth rates in 2003, as physicians participate in further clinical studies with BMPs, it could have a further adverse impact on stimulation product sales. Although BMPs are considered or classified as a bone growth material, they have yet to be clinically proven to be effective in high-risk patients. Our sales of Reconstruction products grew 17% to $51.2 million in 2003 from $43.8 million in 2002, primarily due to sales of our A-V Impulse system, which grew 14% in 2003, as well as from sales of ExFix products for Reconstruction such as the Sheffield ring system and several International distribution products all experienced strong double digit rates of growth. Sales of Trauma products grew 15% to $53.7 million in 2003 from $46.6 million in 2002. Sales of our Physio-Stim bone growth stimulator for long bone non-unions grew approximately 21% in 2003 over 2002 while ExFix products for Trauma grew approximately 13%. Sales of Non-Orthopedic products, principally the Laryngeal Mask which we distribute in the United Kingdom, Ireland and Italy, grew by 9% to $19.2 million in 2003 from $17.6 million in 2002.

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

         Sales and Marketing Expenses -- Sales and marketing expenses, which include commissions, royalties and bad debt provisions, generally increase and decrease in relation to sales. Sales and marketing expenses increased $12.4 million to $76.8 million in 2003 from $64.4 million in 2002, an increase of 19% on a sales increase of 15%. Sales and marketing expenses as a percentage of net sales increased to 37.7% in 2003 from 36.3% in 2002. The 1.4% increase in 2003 reflects the negative impact of foreign currency on International operating expenses, higher commissions on stimulation sales under the terms of our renewed distribution agreement with Medtronic Sofamor Danek and additional costs to support the hiring of additional sales people and the launch of new products. The PC.C.P product was launched in the International market in the second quarter and on a limited basis in the United States in the third quarter. In connection with the launch of the PC.C.P product, we conducted a large training seminar for surgeons in Verona, Italy and a training seminar for U.S. surgeons in Chicago. Further, we conducted training meetings for the sales force in Europe and the United States.

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

         Litigation and Settlement Costs -- Based on an assessment of the merits of our case against Kinetic Concepts, Inc. ("KCI"), we incurred $4.0 million in litigation costs in 2003 compared to no expense in 2002. We also incurred $1.7 million of settlement cost to conclude the investigation by the Office of Inspector General into the appropriateness of claims made to federal health care programs for the off-label use of our FDA approved pulsed electronic magnetic field device, and billing and coding for its off-label use. See Item 3 - "Legal Proceedings" for a description of the legal proceedings. We expect to incur additional KCI litigation costs in 2004, but at a lower rate than they were incurred in 2003.

         Interest Income (Expense), Net -- Interest income (expense), net was an expense of $0.2 million in 2003 compared to income of $0.2 million in 2002.

         Other Income (Expense), Net -- Other income (expense), net was income of $0.7 million in 2003 compared to an expense of $0.6 million in 2002. The increase in income was a result of a gain on foreign exchange transactions in 2003 of $0.4 million, compared with a loss in 2002 of $0.6 million, resulting in net improvement of $1.0 million. We also realized an additional $0.4 million gain on the sale of available-for-sale marketable securities.

         Loss in Joint Venture, Net -- Loss in joint venture, net was a net loss of $1.8 million in 2003 compared to a net loss of $2.1 million in 2002. These losses represented our share of losses in the OrthoRx joint venture, an improvement of $0.3 million from 2002.

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

Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 2004 were $40.2 million, of which $14.3 million is subject to certain restrictions under the senior secured credit agreement described below. This compares to $31.4 million at December 31, 2003, an increase of $8.8 million.

         Net cash provided by operating activities was $27.5 million in 2004 compared to $31.5 million in 2003, a decrease of $4.0 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital including changes in restricted cash. Net income increased approximately $9.4 million to $34.1 million in 2004 from $24.7 million in 2003. Non-cash items increased $1.5 million in 2004 compared to 2003, primarily as a result of the increased depreciation and amortization expense of $5.5 million associated with the application of purchase accounting to the assets acquired in the Breg acquisition partially offset by a decrease in losses or equity investments and an increase in deferred tax benefits. Working capital accounts consumed $25.0 million of cash in 2004 compared to the use of $10.0 million in cash during 2003. The principal use of cash for working capital in 2004 was the designation of $14.3 million of cash as restricted cash. The restricted cash is held at Colgate Medical Limited and its subsidiaries and is restricted in conjunction with the Company's senior secured credit facility. The cash is only restricted from being dividend, advanced or loaned to the parent company. All other subsidiaries of the Orthofix Group have access to this cash for operational purposes. The other uses of cash for working capital in 2004 were accounts receivable of $6.7 million and the final payout pursuant to the Agreement and Plan of Merger among the Company and American Medical Electronics, Inc. The aggregate amount of the payout was $5.6 million which had previously been fully reserved. Increases in accounts receivable stem principally from the increase in year-over-year sales and an increase in Italian receivables. As expected, we factored approximately $5.4 million in Italian receivables in the fourth quarter of 2004 and our Italian accounts receivable are consistent with published DSO statistics for Italian healthcare suppliers. Overall performance indicators of our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 94 days at December 31, 2004 compared to 123 days (94 days on a pro forma basis including Breg) at December 31, 2003 and inventory turnover of 2.5 times at December 31, 2004 compared to
1.7 times (2.5 times on a pro forma basis including Breg) at December 31, 2003.

         Net cash used in investing activities was $11.4 million during 2004, compared to $155.5 million during 2003. During 2004, we paid $1.1 million as part of the consideration for the purchase of a Puerto Rican distributor. Capital expenditures in 2004 were approximately $7.5 million for tangible assets and $4.7 million for intangible assets, including a payment of $4.0 million to purchase the technology of the PC.C.P hip fracture fixation system. In 2004, we also purchased the remaining 30% minority interest in our Switzerland subsidiary, Orthofix AG, for approximately $0.5 million. Further, in 2004 we paid $1.0 million for transaction fees associated with the acquisition of Breg. During 2004 we received $1.3 million from the sale of shares in the OrthoRx joint venture, $1.6 million from the sale of a facility in the UK, and $0.4 million from a contract settlement in Mexico. During 2003, we purchased the remaining 48% minority interest in our UK distribution company for $20.6 million, invested $1.5 million to take an equity interest in Innovative Spinal Technologies (IST), invested an additional $1.5 million in the OrthoRx joint venture and on December 30, 2003 completed the acquisition of Breg for $150.0 million plus closing adjustments and transaction costs totaling approximately $6.3 million. In addition we invested $5.2 million in capital expenditures.

         In 2005, we anticipate the use of cash for tangible and intangible capital expenditures will be approximately $12.2 million compared to $12.2 million in 2004.

         Net cash used in financing activities was $22.1 million in 2004 compared to cash provided by financing activities of $106.6 million in 2003. In 2004, we received proceeds of $12.2 million from the issuance of 731,933 shares of our common stock upon the exercise of stock options, warrants and shares purchased pursuant to our employee stock purchase plan. In 2004, we repaid approximately $33.3 million against the principal of the senior secured term loan obtained to help finance the Breg acquisition, paid $0.2 million against other outstanding debt. Further in 2004, we paid $0.5 million for costs associated with obtaining the senior secured term loan and paid $0.3 million for costs associated with an amendment to the senior secured term loan, which will be amortized over the remaining term of the credit facility. The majority of the financing activity in 2003 resulted from the completion of a senior secured term loan for $110.0 million obtained in conjunction with the Breg acquisition.

         When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million, the proceeds of which were used for partial payment of the purchase price of Breg; and (2) a five-year revolving credit facility of $15.0 million. As of December 31, 2004 and as of March 11, 2005, we had no amounts outstanding under the revolving credit facility and $76.8 million outstanding under the term loan facility. Obligations under the senior secured bank facility have a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 2.00%, which is adjusted quarterly based on Colgate's leverage ratio. In May 2004 we entered into a three year fully amortizable interest rate swap agreement (the "Swap") with a notional amount of $50.0 million and an expiration date of June 27, 2007. The amount outstanding under the Swap as of December 31, 2004 was $41.6 million. Under the Swap we will pay a fixed rate of 3.16% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of December 31, 2004 the interest rate on the debt related to the Swap was 5.16% (3.16% plus a margin of 2.00%). Our effective interest rate, including the impact of the Swap, as of December 31, 2004 on our senior secured debt was 4.88%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledges of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

         During 2004, Colgate entered into an amendment of the term loan facility. The amendment reduced the interest rate applicable to borrowings under the term loan facility by reducing the initial interest rate of LIBOR plus 2.75% to LIBOR plus 2.25%. During the third quarter of 2004 we made an additional voluntary prepayment of $10.4 million on the borrowings under the term loan facility. The amendment along with this prepayment further reduced the interest rate to LIBOR plus 2.0% upon delivering our third quarter compliance report to the lender's administrative agent that evidenced our attainment of a leverage ratio threshold that reduced the interest rate.

         The credit agreement relating to the senior secured bank facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends, mergers and the sale of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. We have assessed our compliance with the financial covenants as of December 31, 2004, as required by the credit agreement, and note that we are in compliance with all financial covenants.

         At December 31, 2004, we had outstanding borrowings of $0.1 million and unused available lines of credit of approximately $11.4 million under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

         We continue to search for viable acquisition candidates that would expand our global presence as well as additional products appropriate for current distribution channels. An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

         We believe that current cash balances together with projected cash flows from operating activities, the unused revolving credit facility and available Italian line of credit, the exercise of stock options, and our remaining available debt capacity are sufficient to cover anticipated operating capital needs and research and development costs over the near term.

Contractual Obligations

         The following chart sets forth our contractual obligations as of December 31, 2004:

Contractual Obligations                                       Payments Due By Period
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                   Total         Less Than          1 to 3          4 to 5          Over 5
                                                           1 Year          Years           Years           Years
                                       -------         ----------       --------         -------         -------
Senior secured term loan               $76,750         $ 9,700          $67,050          $    -          $    -
Other borrowings                           556             357              199               -               -
Operating Leases                        15,320           3,509            5,250           3,652           2,909
                                       -------         ----------       --------         -------         -------
     Total                             $92,626         $13,566          $72,499          $3,652          $2,909


         In addition to scheduled contractual obligations of the debt as set forth above, our senior secured bank facility requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount initially equal to 75% of the excess annual cash flow of Colgate and its subsidiaries, reducing to 50% upon the attainment of a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt or equity issuances, excluding the exercise of stock options, by any of the Credit Parties (as defined in the credit agreement), (c) the net cash proceeds of asset dispositions over a minimum threshold, or (d) unless reinvested, insurance proceeds or condemnation awards. During 2004, we voluntarily prepaid $23.0 million which was applied to the excess annual cash flow obligation. After applying the voluntary prepayments, we have no additional obligation under the excess cash flow provision as of and for the period ended December 31, 2004.

Off-balance Sheet Arrangements

         As of December 31, 2004 we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of goods, and costs of operations, the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of December 31, 2004, we had an interest rate hedge transaction in place that swapped variable rate debt for a fixed rate. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".

         We are exposed to interest rate risk in connection with our senior secured term loan and borrowings under our revolving credit facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.

         As of December 31, 2004, we had $76.8 million of variable rate debt represented by borrowings under our senior secured term loans at an interest rate of 4.55% of which $41.7 million was swapped for fixed rate debt at an interest rate of 5.16%. Based on the balance outstanding under the credit facility as of December 31, 2004 and the swap agreement, an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $0.4 million on an annual basis. The fair value of the interest rate swap agreement was $0.1 million at December 31, 2004.

          Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We face cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We face transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their functional currency. We also face currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted in 2004 and 2003 by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the local foreign currency in 2004 and 2003. The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted in 2004 and 2003. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Historically, we have not used financial derivatives to hedge against fluctuations in currency exchange rates.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

         As of December 31, 2004, we performed an evaluation under the supervision and with the participation of our company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our company's internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

         Our Management's assessment regarding the Company's internal control over financial reporting can be found immediately prior to the financial statements in a section entitled "Management's Report on Internal Control over Financial Reporting" in this annual report on Form 10-K.

                                    PART III

         Certain information required by Item 10 of Form 10-K and information required by Items 11, 12, 13 and 14 of Form 10-K is omitted from this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The following table sets forth certain information about the persons who serve as our directors and executive officers.

Name                                Age          Position
----                                ---          --------
James F. Gero                       60           Chairman of the Board of Directors
Charles W. Federico                 56           Chief Executive Officer, President and Director
Thomas Hein                         57           Chief Financial Officer
Gary D. Henley                      56           Senior Vice President and President, Americas Division
Galvin Mould                        59           Vice President and President, International Division
Bradley R. Mason                    51           Vice President and President, Breg, Inc.
Raymond C. Kolls                    42           Vice President, General Counsel and Corporate Secretary
Robert Gaines-Cooper                67           Director
Jerry C. Benjamin (2)               64           Director
Peter J. Hewett                     69           Director
Walter von Wartburg (1)             65           Director
Thomas J. Kester (1) (2)            58           Director
Kenneth R. Weisshaar (2)            54           Director
Guy Jordan (1)                      56           Director
Stefan Widensohler (1)              45           Director

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

         James F. Gero. Mr. Gero became Chairman of Orthofix International N.V. on January 1, 2005 and has been a Director of Orthofix International N.V. since 1998. Mr. Gero became a Director of AME Inc. in 1990 and served from 1995 to 1998 as a Director of Orthofix Inc. He is the Chairman and Chief Executive Officer of Sierra Technologies Inc., and a Director of each of Intrusion, Inc., Drew Industries Inc., and Greenleaf Inc., and Chairman of Thayer Aerospace.

         Charles W. Federico. Mr. Federico became a Director of Orthofix International N.V. in October 1996 and was the President of Orthofix Inc. from October 1996 to January 1, 2002. On January 1, 2001, Mr. Federico was appointed President and Chief Executive Officer of Orthofix International N.V. From 1985 to 1996, Mr. Federico was the President of Smith & Nephew Endoscopy (formerly Dyonics, Inc.). From 1981 to 1985, Mr. Federico served as Vice President of Dyonics, initially as Director of Marketing and subsequently as General Manager. Previously, he held management and marketing positions with General Foods Corporation, Air Products Corporation, Puritan Bennett Corporation and LSE Corporation.

         Thomas Hein, CPA. Mr. Hein became the Chief Financial Officer of Orthofix International N.V. on July 1, 2002. For the prior three years, Mr. Hein had been the Chief Financial Officer of Orthofix Inc., our wholly owned U.S. subsidiary. From 1996 to 1999, Mr. Hein was the Chief Financial Officer for Prime Vision Health Inc., a diversified healthcare services company. From 1988 to 1996, Mr. Hein was Vice President of Finance and Chief

Financial Officer of MDT Corporation, a sterilization and hospital capital equipment company. Previously, he held financial management positions with Metheus Corporation, Memorex Corporation and Kaiser Aetna.

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

         Galvin Mould. Mr. Mould became Vice President and President of the International Division of Orthofix International N.V. on January 1, 2004. He joined Orthofix in 1995 as Managing Director of Intavent Orthofix Ltd. Prior to joining Orthofix, Mr. Mould served in several Director of Sales and Marketing Positions in the healthcare market, lastly with Zimmer.

         Bradley R. Mason. Mr. Mason became a Vice President of Orthofix International N.V. in December 2003 upon the acquisition of Breg, Inc. He is also the President of Breg, Inc., which he founded in 1989 with five other principal shareholders. Mr. Mason has over 20 years of experience in the medical device industry, some of which were spent with dj Orthopedics (formally DonJoy) where he was a founder and held the position of Executive Vice President. Mr. Mason is the named inventor on 35 issued patents in the orthopedic product arena with several other patents pending.

         Raymond C. Kolls. Mr. Kolls became Vice President, General Counsel and Corporate Secretary of Orthofix International N.V. on July 1, 2004. Prior to joining Orthofix, Mr. Kolls was Associate General Counsel for CSX Corporation. Mr. Kolls began his legal career as an attorney in private practice with Morgan, Lewis & Brockius.

         Robert Gaines-Cooper. Mr. Gaines-Cooper is one of the founders of Orthofix and stepped down as Chairman of Orthofix International N.V. on January 1, 2005. He became Chairman of Orthofix International N.V. in 1989 and has been a Director of Orthofix International since our formation in 1987. He is Managing Director of Chelle Medical Ltd, Seychelles. Mr. Gaines-Cooper is also Chairman of LMA International S.A., Jersey, Channel Islands.

         Jerry C. Benjamin. Mr. Benjamin became a non-executive Director of Orthofix International N.V. in March 1992. He has been a General Partner of Advent Venture Partners, a venture capital management firm in London, since 1985. In the past, Mr. Benjamin was a Director for a number of private health care companies.

         Peter J. Hewett. Mr. Hewett has been a nonexecutive Director of Orthofix International N.V. since March 1992. He is Chairman of the Board of Orthofix Inc. He was the Deputy Group Chairman of Orthofix International N.V. between March 1998 and December 2000. Previously, Mr. Hewett served as the Managing Director of Caradon Plc, Chairman of the Engineering Division, Chairman and President of Caradon Inc., Caradon Plc's U.S. subsidiary and a member of the Board of Directors of Caradon Plc of England. In addition, he was responsible for Caradon Plc's worldwide human resources function, and the development of its acquisition opportunities.

         Walter von Wartburg. Mr. von Wartburg, became a Director of Orthofix International N.V. in June 2004. He is an attorney and has practiced privately in his own law firm in Basel, Switzerland since 1999, specializing in life sciences law. He has also been a Professor of administrative law and public health policy at the Saint Gall Graduate School of Economics in Switzerland for 25 years. Previously, he held top management positions with Ciba Pharmaceuticals and Novartis at their headquarters in Basel, Switzerland. In addition, Mr. von Wartburg currently serves as a director on the board of Nymox Pharmaceutical Corporation.

         Thomas J. Kester, CPA. Mr. Kester became a non-executive Director of Orthofix International N.V. in August 2004. Mr. Kester retired after 28 years, 18 as an audit partner, from KPMG LLP in 2002.. While at KPMG, he served as the lead audit engagement partner for both public and private companies and also served four years on KPMG's National Continuous Improvement Committee. Mr. Kester earned a bachelor of science degree in mechanical engineering from Cornell University and an MBA degree from Harvard University.

         Kenneth R. Weisshaar. Mr. Weisshaar became a non-executive Director of Orthofix International N.V. in December 2004. Most recently, Mr. Weisshaar has served as Chief Operating Officer and strategy advisor for Sensatex, Inc. Also, Mr. Weisshaar spent 12 years as a corporate officer at Becton Dickson, a medical device company, where at different times he was responsible for global business in medical devices and diagnostic products and served as Chief Financial Officer and Vice President, Strategic Planning. Mr. Weisshaar earned a bachelor of science degree from MIT and an MBA from Harvard University. He currently also serves on the boards of Digene Corporation.

         Guy Jordan, Ph D. Dr. Jordan became a non-executive Director of Orthofix International N.V. in December 2004. Most recently, Dr. Jordan served as a Group President at CR Bard, Inc., a medical device company, where he had strategic and operating responsibilities for Bard's global oncology business and functional responsibility for all of Bard's research and development. Dr. Jordan earned a Ph D in organic chemistry from Georgetown University as well as an MBA from Fairleigh Dickinson University. He also currently serves on the boards of Specialized Health Products International, Inc. XillixTechnologies Corporation, and EsophyX, Inc..

         Stefan Widensohler. Mr. Widensohler became a non-executive Director of Orthofix International N.V. in February 2005. Mr. Widensohler is the President and Chief Executive Officer of KRAUTH medical group, a European medical supply distributor based in Germany. Previously, he was General Manager of MEDICALIS, now a GE Company. Mr. Widensohler holds a degree in economics from the Private Academy of Bad Harzburg, Germany. He is Deputy Chairman of the Board of BV-Med, the German Health Industry Manufacturer's Association and is an Active Member of the German Economic Council. He currently also serves on the board of St. Jude Medical, Inc.

Audit Committee

         We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Messrs. Benjamin, Kester and Weisshaar currently serve as members of the Audit Committee. All of the members of our Audit Committee are "independent" as defined by the current SEC and NASDAQ rules. Our Board of Directors has determined that Messrs. Benjamin, Kester and Weisshaar are "audit committee financial experts" in accordance with current SEC rules.


Code of Ethics

         We have adopted a code of ethics applicable to our directors, officers and employees worldwide, including our Chief Executive Officer and Chief Financial Officer. A copy of our code of ethics is available on our website at www.orthofix.com.

Section 16(a) Beneficial Ownership Reporting Compliance

         We will provide the information regarding Section 16(a) beneficial ownership reporting compliance in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
--------------------

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

3.2 Articles of Association of the Company as Amended (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

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

10.5 Orthofix International N.V. 2004 Long Term Incentive Plan, as amended (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.6 * Form of Nonqualified Stock Option Agreement Under the Orthofix International N.V. 2004 Long Term Incentive Plan.

10.7 * Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Orthofix International N.V. 2004 Long Term Incentive Plan.

10.8 Employment Agreement, dated as of July 1, 2001, between Orthofix International N.V. and Charles W. Federico (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.9 Employment Agreement, dated as of March 1, 2003, between the Company and Thomas Hein

                   (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.10 Employment Agreement, dated as of March 1, 2003, between the Company and Gary D. Henley (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.11 Employment Agreement, dated as of November 20, 2003, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.12 Change of Control Agreement, dated as of February 18, 2005, between Orthofix Inc. and Raymond C. Kolls (filed as an exhibit to the Company's current report on Form 8-K filed February 22, 2005 and incorporated herein by reference).

10.13 Full Recourse Promissory Note between Orthofix International N.V. and Charles W. Federico dated January 10, 2002 (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.14 Full Recourse Promissory Note between Orthofix International N.V. and Gary D. Henley dated January 10, 2002 (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.15 Share Purchase Agreement, dated as of March 20, 2003, between Orthofix International N.V. and Intavent Limited (filed as an exhibit to the Company's quarterly report of Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.16 Acquisition Agreement dated as of November 20, 2003, among Orthofix International N.V., Trevor Acquisition, Inc., Breg, Inc. and Bradley R. Mason, as shareholders' representative (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

10.17 Voting and Subscription Agreement dated as of November 20, 2003, among Orthofix International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

10.18 Credit Agreement dated as of December 30, 2003, among Colgate Medical Limited, as borrower, and Orthofix International N.V and certain subsidiaries of the borrower, as guarantors, certain limited guarantors party thereto, the lenders parties thereto, Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as sole lead arranger and book manager (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

10.19 The First Amendment dated as of September 30, 2004 of the Credit Agreement dated as of December 30, 2003, among Colgate Medical Limited, as borrower, and Orthofix International N.V and certain subsidiaries of the borrower, as guarantors, certain limited guarantors party thereto, the lenders parties thereto, Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as sole lead arranger and book manager (filed as an exhibit to the Company's current report on Form 8-K filed October 6, 2004 and incorporated herein by reference).

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

         *    Filed herewith.

         (1)  Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ORTHOFIX INTERNATIONAL N.V.


Dated:  March 15, 2005                      By: /s/  Charles W. Federico
                                                --------------------------------
                                                Name:  Charles W. Federico
                                                Title: Chief Executive Officer
                                                         and President

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

                         Name                                         Title                          Date
                         ----                                         -----                          ----
              /S/ CHARLES W. FEDERICO
   ------------------------------------------------     Chief Executive Officer,                  March 15, 2005
                 Charles W. Federico                    President and Director


                   /S/ THOMAS HEIN                      Chief Financial Officer                   March 15, 2005
   ------------------------------------------------     (Principal Accounting Officer)
                     Thomas Hein


                  /S/ JAMES F. GERO                     Chairman of the Board of Directors        March 15, 2005
   ------------------------------------------------
                    James F. Gero

               /S/ ROBERT GAINES-COOPER                 Director                                  March 15, 2005
   ------------------------------------------------
               Robert Gaines-Cooper

                /S/ JERRY C. BENJAMIN                   Director                                  March 15, 2005
   ------------------------------------------------
                Jerry C. Benjamim

                 /S/ PETER J. HEWETT                    Director                                  March 15, 2005
  ------------------------------------------------
                 Peter J. Hewett

               /S/ WALTER VON WARTBURG                  Director                                  March 15, 2005
  ------------------------------------------------
                 Walter von Wartbug

                 /S/ THOMAS J. KESTER                   Director                                  March 15, 2005
  ------------------------------------------------
                 Thomas J. Kester

               /s/ KENNETH R. WEISSHAAR                 Director                                  March 15, 2005
  ------------------------------------------------
               Kenneth R. Weisshaar

                    /s/ GUY JORDAN                      Director                                  March 15, 2005
  ------------------------------------------------
                    Guy Jordan

                /s/ STEFAN WIDENSOHLER                  Director                                  March 15, 2005
  ------------------------------------------------
                Stefan Widensohler

Index to Consolidated Financial Statements

                                                                                                               Page
Index to Consolidated Financial Statements......................................................................F-1
Statement of Management's Responsibility for Financial Statements...............................................F-2
Management's Report on Internal Control over Financial Reporting................................................F-3
Report of Independent Registered Public Accounting Firm.........................................................F-4
Report of Independent Registered Public Accounting Firm On Management's Assessment and the Effectiveness of
     Internal Control Over Financial Reporting..................................................................F-5
Consolidated Balance Sheets as of December 31, 2004 and 2003....................................................F-6
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002......................F-7
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002...................................................................................................F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002......................F-9
Notes to the Consolidated Financial Statements.................................................................F-10
Schedule 1 - Condensed Financial Information of Registrant Orthofix International N.V...........................S-1
Schedule 2 -- Valuation and Qualifying Accounts.................................................................S-5


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

         The Company engaged Ernst & Young LLP independent accountants in 2004, 2003 and 2002, to audit and render an opinion on the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States. These standards include an assessment of the systems of internal controls and test of transactions to the extent considered necessary by them to support their opinion.

         The Board of Directors, through its Audit Committee consisting solely of outside directors of the Company, meets periodically with management and our independent accountants to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Ernst & Young LLP have full and free access to the Audit Committee.



James F. Gero
Chairman of the Board of Directors

Charles W. Federico
President, Chief Executive Officer and Director

Thomas Hein
Chief Financial Officer

Management's Report on Internal Control over Financial Reporting


         Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework.

         Based on this assessment, our management concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2004. Reasonable assurance includes the understanding that there is a remote likelihood that material misstatements will not be prevented or detected on a timely basis.

          Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the index at
Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthofix International N.V. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orthofix International N.V.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

                                                         /s/ Ernst & Young LLP

Charlotte, North Carolina
March 14, 2005

Report of Independent Registered Public Accounting Firm On Management's Assessment and the Effectiveness of Internal Control Over Financial Reporting


The Board of Directors and Shareholders of Orthofix International N.V.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Orthofix International N.V. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orthofix International N.V.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Orthofix International N.V. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Orthofix International N.V. and our report dated March 14, 2005 expressed an unqualified opinion thereon.


                                                      /s/ Ernst & Young LLP

Charlotte, North Carolina
March 14, 2005

Consolidated Balance Sheets as of December 31, 2004 and 2003

(U.S. Dollars, in thousands except share and per share data)                            2004               2003
                                                                                  -----------------  ----------------
Assets
Current assets:
 Cash and cash equivalents...............................................                 $25,944            $31,356
 Restricted cash.........................................................                  14,302                  -
 Trade accounts receivable, less allowance for doubtful accounts of $4,195
 and $4,314 at December 31, 2004 and 2003, respectively..................                  75,321             70,690
 Inventories.............................................................                  32,895             30,713
 Deferred income taxes...................................................                   4,130              3,978
 Prepaid expenses........................................................                   2,490              2,865
 Other current assets....................................................                   7,510              8,266
                                                                                  -----------------  ----------------
Total current assets.....................................................                 162,592            147,868
Securities and other investments.........................................                   4,082              5,775
Property, plant and equipment, net.......................................                  18,326             19,169
Patents and other intangible assets, net.................................                  70,627             65,726
Goodwill, net............................................................                 169,329            168,397
Other long-term assets ..................................................                   6,144              6,244
                                                                                  -----------------  ----------------
Total assets.............................................................                $431,100           $413,179
                                                                                  -----------------  ----------------
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings........................................................                     $76                $72
  Current portion of long-term debt......................................                  10,057             11,063
  Trade accounts payable.................................................                   8,121              9,640
  Accounts payable to related parties....................................                   1,386              1,929
  Other current liabilities..............................................                  25,745             30,236
                                                                                   -----------------  ----------------
  Total current liabilities..............................................                  45,385             52,940
                                                                                   -----------------  ----------------
Long-term debt...........................................................                  67,249             99,072
Deferred income taxes....................................................                  17,555             16,642
Deferred income..........................................................                   2,443              2,500
Other long-term liabilities..............................................                   1,296              1,249
                                                                                  ------------------ -----------------
  Total liabilities......................................................                 133,928            172,403

Commitments and contingencies (Notes 12 and 17)
Shareholders' equity
  Common shares $0.10 par value
  Authorized:                30,000,000          (2003:  30,000,000)....
  Issued:                    15,711,943          (2003:  14,980,010).....                   1,572              1,498
  Outstanding:               15,711,943          (2003:  14,980,010)....
 Additional paid-in capital                                                                98,388             81,960
                                                                                  ------------------ -----------------
                                                                                           99,960             83,458
  Retained earnings......................................................                 182,073            147,924
  Accumulated other comprehensive income.................................                  15,139              9,394
                                                                                  -----------------  ----------------
Total shareholders' equity...............................................                 297,172            240,776
                                                                                  -----------------  ----------------
Total liabilities and shareholders' equity...............................                $431,100           $413,179
                                                                                  =================  ================

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

(U.S. Dollars, in thousands, except share and per share data)            2004          2003          2002
                                                                     -----------  ------------   ------------
Net sales......................................................       $286,638      $203,707      $177,595
Cost of sales..................................................         79,177        51,090        44,819
                                                                     -----------  ------------   ------------
     Gross profit..............................................        207,461       152,617       132,776
                                                                     -----------  ------------   ------------
Operating expenses
    Sales and marketing........................................        102,453        76,756        64,433
    General and administrative.................................         30,621        20,465        17,192
    Research and development...................................         11,471         8,128         7,509
    Amortization of intangible assets..........................          6,348           995           703
    Litigation and settlement costs............................          1,568         5,689            --
                                                                     -----------  ------------   ------------
                                                                       152,461       112,033        89,837
                                                                     -----------  ------------   ------------
    Total operating income ....................................         55,000        40,584        42,939
                                                                     -----------  ------------   ------------
Other income (expense)
    Interest income............................................            341           654           813
    Interest expense ..........................................         (6,307)         (815)         (610)
    Loss in joint venture......................................           (328)       (1,785)       (2,056)
    Other, net.................................................          1,653           677          (556)
                                                                     -----------  ------------   ------------
Other income (expense), net....................................         (4,641)       (1,269)       (2,409)
                                                                     -----------  ------------   ------------
  Income before income taxes and minority interests............         50,359        39,315        40,530
Income tax expense.............................................        (16,210)      (14,585)      (12,875)
                                                                     -----------  ------------   ------------
  Income before minority interests.............................         34,149        24,730        27,655
                                                                     -----------  ------------   ------------
Minority interests.............................................             --            --        (1,742)
                                                                     -----------  ------------   ------------
  Net income ..................................................        $34,149       $24,730       $25,913
                                                                     -----------  ------------   ------------

Net income per common share - basic............................         $2.22         $1.76         $1.96
                                                                     -----------  ------------   ------------

Net income per common share - diluted..........................         $2.14         $1.68         $1.76
                                                                     -----------  ------------   ------------

Weighted average number of common shares - basic...............      15,396,540    14,061,447    13,196,524
                                                                     -----------  ------------   ------------

Weighted average number of common shares - diluted.............        15,974,945    14,681,883    14,685,236
                                                                     -----------  ------------   ------------

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002


                               Number of                                                     Accumulated
(U.S. Dollars,  in              Common                  Additional l   Treasury                 Other        Total
thousands, except share         Shares        Common      Paid-in       Shares    Retained  Comprehensive Shareholders'
data)                         Outstanding     Shares      Capital     (at cost)   Earnings     Income       Equity
                              -----------     ------     ----------   ---------  --------- ------------- -------------
At December 31, 2001.....     12,802,276      $1,384      $68,466     $(22,297)   $97,281     $(6,732)       $138,102

Net income...............                          -            -            -     25,913           -          25,913
Other comprehensive income
Translation adjustment...              -           -            -            -          -       4,635           4,635
                                                                                                         ------------
Total comprehensive income                                                                                     30,548

Common shares issued.....      1,510,902         151       21,169            -          -           -          21,320
Shares retired from treasury           -        (151)     (38,751)      38,902          -           -               -
Shares purchased for
treasury.................       (677,000)          -            -      (21,886)         -           -         (21,886)
                              -----------     ------     ----------   ---------  --------- ------------- -------------
At December 31, 2002.....     13,636,178       1,384       50,884       (5,281)   123,194      (2,097)        168,084

Net income...............              -           -            -            -     24,730           -          24,730
Other comprehensive income
Unrealized gain on
marketable securities
(net of taxes of $112)                 -           -            -            -          -         185             185
Reclassification adjustment
for gains on the sale of
marketable securities....              -           -            -            -          -        (341)           (341)
Translation adjustment...                                                                      11,647          11,647
                                                                                                         ------------
Total comprehensive income                                                                                     36,221

Common shares issued.....        769,117          73       12,988            -          -           -          13,061
Common shares issued in
connection with Breg
acquisition..............        731,715          73       27,732            -          -           -          27,805
Shares retired from treasury                     (32)      (9,644)       9,676          -           -               -
Shares purchased for
treasury..................      (157,000)          -            -       (4,395)         -           -          (4,395)
                              -----------     ------     ----------   ---------  --------- ------------- -------------
At December 31, 2003.....     14,980,010       1,498       81,960            -    147,924       9,394         240,776

Net income...............              -           -            -            -     34,149           -          34,149
Other comprehensive income
Unrealized gain on
derivative instrument (net
of taxes of $40).........              -           -            -            -          -          92              92
Translation adjustment...              -           -            -            -          -       5,653           5,653
                                                                                                          ------------
Total comprehensive income                                                                                     39,894

Common shares issued.....        731,933          74       16,428            -          -           -          16,502
                              -----------     ------     ----------   ---------  --------- ------------- -------------
At December 31, 2004.....     15,711,943      $1,572      $98,388            -   $182,073     $15,139        $297,172
                              -----------     ------     ----------   ---------  --------- ------------- -------------


The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(U.S. Dollars, in thousands)                                                     2004          2003          2002
                                                                               --------      -------      ---------
Cash flows from operating activities:
Net income ..........................................................           $34,149      $24,730       $25,913
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................            14,396        6,949         5,829
    Amortization of debt costs.......................................               684            -             -
    Provision for doubtful accounts..................................             4,266        5,192         4,980
    (Gain) Loss on sale or disposal of fixed assets..................              (692)           -            39
    Gain on sale of equity investments...............................              (834)           -             -
    Loss on equity investments.......................................             1,162        3,504         2,156
    Deferred taxes...................................................            (3,874)         131         1,092
    Minority interest in net income of consolidated subsidiaries.....                 -            -         1,742
    Tax benefit on non-qualified stock options.......................             3,667        1,358           863
    Other............................................................              (435)        (311)            -
Changes in operating assets and liabilities, net of effects of acquisitions:
    Restricted cash..................................................           (14,302)           -             -
    Accounts receivable..............................................            (6,658)      (9,287)      (11,567)
    Inventories......................................................              (882)        (435)       (3,790)
    Other current assets.............................................             1,427          734         2,839
    Trade accounts payable...........................................            (2,931)      (1,024)          939
    Other current liabilities........................................            (1,658)          (7)       (1,198)
                                                                               --------      -------      ---------
Net cash provided by operating activities............................            27,485       31,534        29,837
                                                                               --------      -------      ---------
Cash flows from investing activities:
    Payments made in connection with acquisitions and investments,
         net of cash acquired........................................            (2,556)    (150,572)       (8,514)
    Capital expenditures.............................................           (12,243)      (5,238)       (7,130)
    Proceeds from sale of assets and marketable securities...........             1,635          354           218
    Proceeds from sale of joint venture..............................             1,300            -             -
    Proceeds from settlement of distributor agreement................               440
    Other............................................................                --            -        (1,330)
                                                                               --------      -------      ---------
Net cash used in investing activities................................           (11,424)    (155,456)      (16,756)
                                                                               --------      -------      ---------
Cash flows from financing activities:
    Net proceeds from issue of common shares.........................            12,247       11,705        20,457
    Repurchase of treasury shares....................................                --       (4,395)      (21,886)
    Payment of debt issuance costs...................................              (821)      (2,783)            -
    Proceeds from loans and borrowings...............................                --      110,092         3,144
    Repayment of loans and borrowings................................           (33,534)      (7,995)       (2,028)
                                                                               --------      -------      ---------
Net cash provided by (used in) financing activities..................           (22,108)     106,624          (313)
                                                                               --------      -------      ---------
Effect of exchange rates changes on cash.............................               635        1,789         2,305
                                                                               --------      -------      ---------
Net increase (decrease) in cash and cash equivalents.................            (5,412)     (15,509)       15,073
Cash and cash equivalents at the beginning of the year...............            31,356       46,865        31,792
                                                                               --------      -------      ---------
Cash and cash equivalents at the end of the year.....................           $25,944      $31,356       $46,865
                                                                               --------      -------      ---------
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest...........................................................            $5,237         $770          $683
  Income taxes.......................................................           $12,854      $14,546        $9,219
Non-cash investing activities
Issuance of common stock to acquire Breg, Inc........................                 -      $27,805             -


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

1        Significant accounting policies

        (a) Basis of consolidation

         The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries and entities over which the Company has control. Percents of ownership at December 31, 2004 were as follows (100% owned unless otherwise noted):

Orthofix Inc. (U.S.A.)
Breg, Inc. (U.S.A.)
Orthofix Holdings Inc. (U.S.A)
Orthofix US LLC (U.S.A.)
Orthofix S.r.l. (Italy)
Novamedix Services Limited (U.K.)
Orthosonics Limited (U.K.)
Intavent Orthofix Limited (U.K.)
Colgate Medical Limited (U.K.)
Orthofix Limited (U.K.)
Orthofix UK Limited (U.K.)
Novamedix Distribution Limited (Cyprus)
Inter Medical Supplies Limited (Cyprus)
Inter Medical Supplies Limited (Seychelles)
Orthofix AG (Switzerland)
Orthofix GmbH (Germany)
Orthofix International B.V. (Holland)
Orthofix II B.V. (Holland)
Orthofix S.A. (France)
Implantes Y Sistemas Medicos, Inc. (Puerto Rico)
Orthofix do Brasil (Brazil) 89.5% owned
Promeca S.A. de C.V. (Mexico) 61.25% owned

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

         (b) Foreign currency translation

         Foreign currency translation is performed in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts, except shareholders' equity, are translated at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses of $0.9 million, $0.4 million, and $(0.6) million for the years December 31, 2004, 2003, and 2002, respectively, resulting from foreign currency transactions are included in other income (expense). Gains and (losses) resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of shareholders' equity.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)

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

         (e) Market risk

         In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company's objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective the Company seeks to balance its non-dollar income and expenditures. The Company does not ordinarily use derivative instruments to hedge foreign exchange exposure. During 2004, the Company made use of an interest rate swap agreement to manage its exposure to fluctuations in interest rates. See Note 11 for additional information.

         (f) Long-Lived assets

         Property, plant and equipment is stated at cost less accumulated depreciation and any impairment charges as computed in accordance with the Company's policy. Depreciation is computed on a straight-line basis over the useful lives of the assets, except for land, which is not depreciated. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. The useful lives are as follows:

                                                             Years
                                                             -----
                     Buildings                            25 to 33
                     Plant and equipment                   2 to 10
                     Furniture and fixtures                 4 to 8

         Expenditures for maintenance and repairs and minor renewals and improvements, which do not extend the life of the respective asset, are expensed. All other expenditures for renewals and improvements are capitalized. The assets and related accumulated depreciation are adjusted for property retirements and disposals, with the resulting gain or loss included in operations. Fully depreciated assets remain in the accounts until retired from service.

         Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets primarily include patents and other technology agreements, trademarks, licenses, customer relationships and distribution networks. They are generally amortized using the straight-line method over estimated useful lives of 5 to 25 years for all acquisitions completed prior to June 30, 2001. For acquisitions completed subsequent to June 30, 2001, identifiable intangible assets are generally amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefit of the intangible assets are consumed.

         Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and was amortized by the straight-line method, in most cases over 15 to 20, years for all acquisitions completed prior to June 30, 2001. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS No. 142 relating to business combinations completed prior to June 30, 2001 became effective and were adopted. Under the provisions of SFAS No. 142, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization beginning January 1, 2002.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         The Company reviews long-lived assets other than goodwill and indefinite lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flows over the assets remaining estimated useful lives are less than the carrying value of such assets. The measurement for such impairment loss is then based on the fair value of the related asset or group of assets.

         (g) Revenue recognition

         Revenues are recognized as income in the period in which title passes and the products are delivered. For royalties, revenues are recognized when the royalty is earned. Revenues for inventory delivered on consignment are recognized as the product is accepted or used by the consignee. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Revenues are reduced for estimated returns under the Company's limited guarantee programs. Shipping and handling costs are included in cost of sales.

         (h) Research and development costs

         Expenditures for research and development are expensed as incurred.

         (i) Income taxes

         Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Deferred tax assets and liabilities resulting from such differences are recorded based on the enacted tax rates that will be in effect when the differences are expected to reverse. The Company has operations in various tax jurisdictions.

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

         (k) Net income per common share

         Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Net income per common share - basic is computed using the weighted average number of common shares outstanding during each of the respective years. Net income per common share - diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years. Common equivalent shares represent the diluted effect of the assumed exercise of outstanding share options (see Note 19 to the Consolidated Financial Statements) and the only differences between basic and diluted shares result solely from the assumed exercise of certain outstanding share options and warrants.

         (l) Cash and cash equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         (m) Restricted cash

         Restricted cash consists of cash held at certain subsidiaries, the distribution or transfer of which to Orthofix International N.V. (the "Parent") is restricted. The senior secured bank facility, described further in Note 10, restricts only the Parent's access to the cash held by Colgate Medical Limited and its subsidiaries. All other subsidiaries of the Orthofix Group have access to this cash for operational purposes.

         (n) Sale of accounts receivable

         The Company follows the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Trade accounts receivable sold without recourse are removed from the balance sheet at the time of sale.

         (o) Securities and other investments

         Marketable equity securities are classified as available-for-sale. Such securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity. Any gains or losses from the sale of these securities are recognized using the specific identification method.

         (p) Use of estimates in preparation of financial statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         (q) Reclassifications

         Certain prior year amounts have been reclassified to conform to the 2004 presentation. The reclassifications have no effect on previously reported net income or shareholders' equity.

         (r) Acquisition of treasury stock

         The Company's practice has from time to time been to buy in its own shares in order to enhance shareholder value. Treasury stock is held at cost until it is retired.

         (s) Stock based compensation

         The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 and related interpretation. Accordingly, the Company has adopted the disclosure only alternative of SFAS No. 148 "Accounting for Stock Based Compensation Transition and Disclosure, an amendment of FASB statement No. 123" (SFAS No. 148). Under APB 25, no compensation cost has been recognized for stock options issued at fair market value under these plans. The Company does recognize compensation expense for awards granted at less than fair market value.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         Pro forma information regarding the Company's net income and net income per common share for the years ended December 31, 2004, 2003 and 2002 as required by SFAS No. 148 has been determined as if the Company had accounted for its employee stock option plans under the fair value method of the statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.


                                                                                   Year ended December 31,
                                                                            ---------------------------------------
(In thousands except per share data)                                          2004            2003          2002
                                                                            ---------      ----------    ----------
Net income
  As reported                                                               $34,149          $24,730       $25,913
  Add:  Stock-based employee compensation expense included in reported          346                -             -
  net income, net related tax effect of $241
  Less:  Total stock-based employee compensation expense determined
  under fair value method for all awards net of tax                          (1,741)          (2,454)       (2,492)
                                                                            ---------      ----------    ----------
  Pro forma                                                                 $32,754          $22,276       $23,421
Net income per common share - basic
  As reported                                                                 $2.22            $1.76         $1.96
  Pro forma                                                                   $2.13            $1.58         $1.77
Net income per common share - diluted
  As reported                                                                 $2.14            $1.68         $1.76
  Pro forma                                                                   $2.05            $1.52         $1.59


         The fair value of the options under each plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0%, 0% and 0%; expected volatility of 35%, 35% and 35%; risk-free interest rates of 3.5%, 3.5% and 3.5% and expected lives of 4.50, 4.50 and 4.50 years.

         (t) Recently issued Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment", a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 (R) also supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revision will require companies to recognize compensation costs based on the fair value of the equity or liability instruments issued and to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow as reported in the accompanying consolidated statements of cash flows. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company currently expects to adopt SFAS 123 (R) effective July 1, 2005 using the "modified prospective" method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123 (R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123 (R). The Company is currently evaluating the different valuation methods available to determine the fair market value of the Company's stock options and therefore is unable to estimate the impact of this new standard.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         (u) Fair value of financial instruments

         The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, restricted cash, accounts receivable, short-term bank debt and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company's long term secured debt carries a floating rate of interest and approximates fair value.

         (v) Advertising costs

         The Company expenses all advertising costs as incurred.

         (w) Derivative instruments

         The Company manages its exposure to fluctuations in interest rates within the consolidated financial statements according to a hedging policy. Under the policy, the Company may engage in non-leveraged transactions involving various financial derivative instruments to manage exposed positions. The policy requires the Company to formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. In addition, the Company formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivative that is used in the hedging transaction has been effective in offsetting changes in the cash flows of the hedged item and whether such derivative may be expected to remain effective in future periods. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company will discontinue the related hedge accounting prospectively. Such a determination would be made (1) when the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires that all derivatives be recorded as either assets or liabilities on the balance sheet at their respective fair values. The Company's interest rate swap has been identified as a cash flow hedge. For a cash flow hedge, the effective portion of the derivative's change in fair value (i.e. gains or losses) is initially reported as a component of other comprehensive income, net of related taxes, and subsequently reclassified into net earnings when the hedged exposure affects net earnings.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         (x) Other Comprehensive Income


         Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge and unrealized gains and losses on available for sale securities. The components of and changes in other comprehensive income (loss) are as follows:

                                                                                      Unrealized       Accumulated
                                                Foreign Currency                       gains on           Other
                                                   Translation      Fair Value of     marketable      Comprehensive
                                                   Adjustments       Derivatives      securities      Income/(Loss)
                                                ----------------   ---------------   -------------    --------------
Balance at December 31, 2001                          $(6,888)              $ -            $156            $(6,732)
Foreign currency translation adjustment                 4,635                 -               -              4,635
                                                ----------------   ---------------   -------------    --------------
Balance at December 31, 2002                           (2,253)                -             156             (2,097)
 Net unrealized gains on marketable                         -                 -             185                185
 securities, net of tax of $112
 Reclassification adjustment for gains on the               -                 -            (341)              (341)
 sale of marketable securities included in net
 income
 Foreign currency translation adjustment               11,647                 -               -             11,647
                                                ----------------   ---------------   -------------    --------------
Balance at December 31, 2003                            9,394                 -               -              9,394
 Unrealized gain on derivative instrument, net
 of tax of $40                                              -                92               -                 92
 Foreign currency translation adjustment                5,653                                 -              5,653
                                                ----------------   ---------------   -------------    --------------
Balance at December 31, 2004                          $15,047              $ 92             $ -            $15,139
                                                ----------------   ---------------   -------------    --------------


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

         The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". The allocation of the purchase price has been performed based on assignment of fair values to assets acquired and liabilities assumed. Fair values are based, in part, on appraisals performed by an independent appraisal firm.

         In accordance with SFAS No. 141, the Company has used the year to finalize the purchase price allocation for the acquisition. The purchase price was subject to potential upward or downward adjustments based on the difference between the estimated and final working capital of Breg as defined in the Acquisition Agreement. A portion of the purchase price, $12.0 million, has been placed into escrow to fund indemnities as defined in the Acquisition Agreement. Distributions under the Escrow Agreement are scheduled for March 1, 2005 and December 30, 2005.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         Allocation of the final purchase price reflects the following:

(In thousands)
               Working capital, other than cash                                   $10,712
               Fixed assets acquired                                                5,570
               Identifiable intangible assets (definite lived)                     41,501
               Identifiable intangible assets (indefinite lived)                   23,900
               Deferred tax liability                                            (17,612)
               Other                                                                1,526
               Goodwill                                                            91,762
                                                                           ---------------
               Total purchase price                                              $157,359
                                                                           ---------------


         On March 20, 2003, the Company completed the acquisition of the remaining 48% minority interest in Intavent Orthofix Limited (IOL) for $20.6 million, including acquisition costs, with an effective date of January 14, 2003. The Company utilized an independent firm to complete a valuation of IOL. The Company used cash on hand to complete this purchase from Intavent Limited (Intavent). Mr. Gaines-Cooper, a Director of Orthofix, is a settlor of a trust which owns a 30% interest in Intavent. IOL has been a fully consolidated subsidiary and is now a wholly-owned subsidiary of the Company. The Company recorded this additional equity purchase using the purchase method of accounting and the impact has been included in the results of operations from the date of acquisition. A final allocation of the purchase price reflects the settlement of a minority interest obligation of approximately $9.9 million, identifiable intangible assets of approximately $1.2 million and $9.5 million of additional goodwill.

         The summary pro forma condensed unaudited results of operations and earnings per share for the years ended December 31, 2003 and 2002, assuming consummation of the acquisitions during 2003 as of January 1, 2003 and 2002, respectively, are as follows:

                                    Year Ended December 31, 2003               Year Ended December 31, 2002
                               ----------------------------------------    --------------------------------------
                                  As Reported            Pro Forma            As Reported          Pro Forma
                               ------------------    ------------------    ---------------     ------------------
(In thousands,
except per share data)
     Net sales                          $203,707              $265,219           $177,595               $231,822
     Net income                           24,730                26,129             25,913                 28,589
     Per share data:
          Basic                            $1.76                 $1.77              $1.96                  $2.05
          Diluted                          $1.68                 $1.70              $1.76                  $1.85


         In first quarter 2004, the Company purchased a distributor in Puerto Rico for $1.4 million, which consisted of $1.1 million in cash and $0.3 million of assumed liabilities. The final purchase price included approximately $0.9 million of working capital and $0.5 million of goodwill. The operations of the acquired distributor are included in the accompanying consolidated statement of operations from the date of acquisition.

         The Company had an option to purchase the remaining 30% of the shares of Orthofix AG. The Company exercised this option in 2004 and paid approximately $0.5 million for the remaining shares, which was recorded as additional goodwill. This resulted in Orthofix AG being a wholly owned subsidiary.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


3  Inventories

                                                              December 31,
                                                        ------------------------
(In thousands)                                            2004           2003
                                                        ---------     ---------
Raw materials                                             $6,456        $6,153
Work-in-process                                            2,445         2,453
Finished goods                                            14,823        13,437
Field inventory                                            5,346         5,202
Consignment inventory                                      7,835         7,124
Less reserve for obsolescence                             (4,010)       (3,656)
                                                        ---------     ---------
                                                         $32,895       $30,713
                                                        =========     =========

4   Securities and other investments

         During 2003, Ferrer Freeman & Co., a private equity firm that invests exclusively in health care and health care-related companies, purchased 100% of HealthSouth's interest in OrthoRx, which resulted in it becoming the Company's new partner in the joint venture. On May 6, 2003 and June 16, 2003, the Company invested an additional $350,000 and $1,150,000, respectively, in the OrthoRx joint venture. Ferrer Freeman & Co. matched the Company's investment. The Company is accounting for this investment using the equity method and has reduced its investment to zero and $1.6 million as of December 31, 2004 and 2003, respectively, to reflect its portion of the joint venture's net losses for the years then ended.

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

         In 2003, the Company sold $250,000 of marketable equity securities for $354,000 in cash.

         The Company has total investments held at cost of $4.1 million, $4.1 million, and $2.6 million as of December 31, 2004, 2003, and 2002, respectively. The Company has assessed these cost investments noting no impairment in carrying value.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


5    Property, plant and equipment
                                                              December 31,
                                                        ------------------------
(In thousands)                                            2004          2003
                                                        ---------     ----------
Cost
Buildings                                                $3,733         $4,728
Plant and equipment                                      40,409         31,445
Furniture and fixtures                                    7,258          9,064
                                                        ---------     ----------
                                                         51,400         45,237
Accumulated depreciation                                (33,074)       (26,068)
                                                        ---------     ----------
                                                        $18,326        $19,169
                                                        =========     ==========

         Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $7.8 million, $5.7 million and $5.1 million, respectively.

6   Patents and other intangible assets


                                                              December 31,
                                                        ------------------------
(In thousands)                                            2004           2003
                                                        ---------     ----------
Cost
     Patents                                            $25,411        $19,709
     Trademarks                                          24,612         24,589
     Distribution networks                               42,343         36,243
                                                        ---------     ----------
                                                         92,366         80,541
Accumulated amortization
     Patents                                            (15,989)       (14,366)
     Trademarks                                            (332)          (271)
     Distribution networks                               (5,418)          (178)
                                                        ---------     ----------
                                                        $70,627        $65,726
                                                        =========     ==========

         During 2004, the Company acquired the patented technology of the PC.C.P System for approximately $4.0 million, which has a weighted average useful life of 10 years.

         Amortization expense for intangible assets is estimated to be approximately $6.4 million, $6.5 million, $6.7 million, $6.3 million and $6.1 million for the periods ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively. The Company has $23.9 million of intangibles with indefinite lives as of December 31, 2004 and 2003.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


7  Goodwill

         Under SFAS No. 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires the comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. The Company has performed the impairment tests of goodwill and indefinite lived intangible assets and has determined that no impairment exists. Also, in accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. For a discussion of acquisitions since January 1, 2004 and the associated goodwill, see Note 2 to the Consolidated Financial Statements.

         The following table presents the changes in the net carrying value of goodwill by reportable segment:

(In thousands)

                             Americas    Americas    International
                             Orthofix      Breg         Orthofix        Total
                            ---------- -----------  ---------------  -----------
At December 31, 2002          $32,472      $     -          $26,309      $58,781
Acquisitions                        -       94,512            9,494      104,006
Adjustments                      (71)            -               19         (52)
Foreign Currency                    -            -            5,662        5,662
                            ---------- -----------  ---------------  -----------
At December 31, 2003           32,401       94,512           41,484      168,397
Acquisitions                      532            -              475        1,007
Adjustments                         -      (2,750)                -      (2,750)
Foreign Currency                   19            -            2,656        2,675
                            ---------- -----------  ---------------  -----------
At December 31, 2004          $32,952      $91,762          $44,615     $169,329
                            ========== ===========  ===============  ===========

8  Bank borrowings

                                                                December 31,
                                                              ------------------
(In thousands)                                                  2004      2003
                                                              --------  --------
Borrowings under line of credit                                 $76        $72


         Weighted average interest rates on borrowings under lines of credit as of December 31, 2004 and 2003 were 3.40% and 4.00%, respectively.

         Borrowings under lines of credit consist of borrowings in Euros. The Company had unused available lines of credit of $11.4 million and $10.6 million at December 31, 2004 and 2003, respectively, in its Italian line of credit, which gives the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured. The Company also has available an unused senior credit facility of $15.0 million.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


9  Other current liabilities

                                                             December 31,
                                                        ---------------------
(In thousands)                                             2004        2003
                                                        ---------  ----------

Accrued expenses                                         $10,280      $9,963
Salaries and related taxes payable                         7,721      11,259
Income taxes payable                                       4,525       2,038
Other payables                                             3,219       1,794
Provision for AME bonus and earnout (Note 17)                 --       5,182
                                                        ---------  ----------
                                                         $25,745     $30,236
                                                        =========  ==========

10  Long-term debt

                                                             December 31,
                                                        ---------------------
(In thousands)                                             2004        2003
                                                        ---------  ----------

Long-term obligations                                    $76,750     $110,000
Other loans                                                  556          135
                                                        ---------  ----------
                                                          77,306      110,135
Less current portion                                     (10,057)     (11,063)
                                                        ---------  ----------
                                                         $67,249      $99,072
                                                        =========  ==========

         Concurrently with the closing of the Breg acquisition, Colgate Medical Limited ("Colgate", or the "Borrower"), a wholly owned subsidiary of the Company, entered into a senior secured bank facility. The senior secured bank facility provides for (1) a five-year amortizing term loan of $110 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15 million, which was not drawn on as of December 31, 2004. This obligation has a floating interest rate of LIBOR or prime rate plus a margin. The current interest rate is LIBOR plus 2.00%, which is adjusted quarterly based on the Borrower's leverage ratio. During 2004, Colgate entered into an amendment of its senior secured term loan facility. The amendment and accelerated prepayments of principal during 2004 reduced the interest rate applicable to borrowings under the term loan facility by reducing the initial interest rate of LIBOR plus 2.75% to LIBOR plus 2.00%. At December 31, 2004 and 2003, long-term obligations include a senior secured term note for $76.8 million and $110.0 million, respectively.

         In conjunction with obtaining the senior secured bank facility and the amendment thereto, the Company incurred debt issuance costs of $3.3 million and $0.3 million, respectively. As of December 31, 2004, $2.9 million of unamortized debt issuance costs was recorded in other assets.

         In May 2004, the Company entered into a three year fully amortizable interest rate swap agreement (the "Swap"). Under the Swap, the Company pays a fixed rate of 3.16% and receives interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of December 31, 2004 the interest rate on the debt related to the Swap was 5.16% (3.16% plus a margin of 2.00%). The effective interest rate, including the impact of the Swap, as of December 31, 2004 on the senior secured debt was 4.88%.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


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

         The credit agreement relating to the senior secured bank facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends, mergers and the sale of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. The Company is in compliance with the financial covenants as of December 31, 2004.

         Weighted average interest rates on current maturities of long-term obligations as of December 31, 2004 and 2003 were 4.43% and 3.92%, respectively.

         The aggregate maturities of long-term debt after December 31, 2004 are as follows: 2005 - $10.1 million, 2006 - $10.1 million, 2007 - $10.0 million, and 2008 - $47.1 million.

11  Derivative Instruments

         During the second quarter of 2004, the Company entered into the Swap to manage its interest rate exposure related to a portion of the Company's $110 million credit facility entered into on December 30, 2003. The Swap, a three year fully amortizable agreement with a notional amount of $50.0 million, expires on June 27, 2007. The amount outstanding under the Swap as of December 31, 2004 was $41.6 million. Under the Swap, the Company is paying a fixed rate of 3.16% and receiving interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.

         The Swap is designated as a cash flow hedge and, at December 31, 2004, is determined to be effective. At December 31, 2004, the fair value of the derivative was approximately $132,000 and has been included in other current assets. The net unrealized gain of approximately $92,000, net of tax of $40,000, has been included in other comprehensive income for the year ended December 30, 2004. The fair value of the Swap is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


12  Commitments

Leases

         The Company has entered into operating leases for facilities and equipment. Rent expense under the Company's operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $3.5 million, $2.6 million and $2.3 million, respectively. Future minimum lease payments under operating leases as of December 31, 2004 are as follows:

(In thousands)

2005                                                                   $3,509
2006                                                                    3,005
2007                                                                    2,245
2008                                                                    1,830
2009                                                                    1,822
Thereafter                                                              2,909
                                                                  --------------
Total                                                                 $15,320
                                                                  ==============

13   Business segment information

         The Company's segment information is prepared on the same basis that the Company's management reviews the financial information for operational decision making purposes.

         Prior to the acquisition of Breg, the Company's segments were identified by geographic areas. In 2004, management identified Breg as a reportable segment because Breg's customer type differed from the previous type of Orthofix customer.

Americas Orthofix
         Americas Orthofix operation ("Americas") consists of operations in the United States existing prior to the acquisition of Breg, as well as, Mexico, Brazil, and Puerto Rico. Americas Orthofix uses both direct and distributor sales representatives to sell to hospitals, doctors, and other healthcare providers in the Americas market.

International Orthofix
         International Orthofix operation ("International") consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world as well as independent distributors. International Orthofix uses both direct and distributor sales representatives to sell to hospitals, doctors, and other healthcare providers.

Americas Breg
         Americas Breg operation ("Breg") consists of Breg, Inc., which was acquired December 30, 2003. Breg, based in Vista, California, designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international distributors and affiliates.

Group Activities
         Group Activities are comprised of the Parent's operating expenses and identifiable assets.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         The tables below present information by reportable segment:

                                        External Sales                              Intersegment Sales
                            --------------------------------------------  -------------------------------------------
(In thousands)                   2004          2003            2002            2004           2003           2002
                            -------------  -------------  --------------  -------------  -------------  -------------
Americas Orthofix              $125,972       $116,848       $102,850          $1,357         $1,072            $774
Americas Breg                    68,294             --             --             422             --              --
International Orthofix           92,372         86,859         74,745          54,464         50,800          41,856
                            -------------  -------------  --------------  -------------  -------------  -------------
Total                          $286,638       $203,707       $177,595         $56,243        $51,872         $42,630
                            =============  =============  ==============  =============  =============  =============

Operating Income (Expense)

(In thousands)                           2004            2003           2002
                                    -------------    -----------    -----------
Americas Orthofix                        $28,840        $25,770        $25,130
Americas Breg                             11,498             --             --
International Orthofix                    18,808         17,564         26,143
Group Activities                         (4,599)        (4,021)        (3,788)
Eliminations                                 453          1,271        (4,546)
                                    -------------    -----------    -----------
Total                                    $55,000        $40,584        $42,939
                                    =============    ===========    ===========


         The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries. The 2003 and 2002 balances have been reclassified to conform to the current period presentation.

Identifiable Assets

(In thousands)                           2004            2003           2002
                                    -------------    -----------    -----------
Americas Orthofix                       $108,119       $103,493        $95,844
Americas Breg                            177,365        181,298              -
International Orthofix                   148,517        137,011        134,497
Group activities                           9,688          5,036          4,870
Eliminations                            (12,589)       (13,659)       (14,437)
                                    --------------   -----------    -----------
Total                                   $431,100       $413,179       $220,774
                                    =============    ===========    ===========

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


                             Depreciation and
                               amortization               Income tax expense           Other income (expense)
                        ---------------------------   ----------------------------   ---------------------------
(In thousands)           2004      2003      2002      2004      2003       2002      2004      2003      2002
                        -------  --------  --------   -------  ---------  --------   -------  --------  --------
Americas Orthofix         $3,360   $3,664    $2,902   $12,284    $9,867     $9,061      $267      $324     $(934)
Americas Breg              7,328        -         -     2,242         -          -        22         -         -
International Orthofix     3,708    3,285     2,927     1,525     4,706      3,757    (4,938)    1,515     1,695
Group activities               -        -         -       159        12         57         8    (3,108)   (3,170)
                        -------  --------  --------   -------  ---------  --------   -------  --------  --------
Total                    $14,396   $6,949    $5,829   $16,210   $14,585    $12,875   $(4,641)  $(1,269)  $(2,409)


         Capital expenditures for each segment are as follows:

(In thousands)                           2004            2003           2002
                                    -------------    -----------    -----------
Americas Orthofix                         $3,245        $2,903        $3,631
Americas Breg                              2,820             -             -
International Orthofix                     6,178         2,327         3,492
Group activities                               -             8             7
                                    -------------    -----------    -----------
                                         $12,243        $5,238        $7,130
                                    =============    ===========    ===========

     Geographical information

         Analysis of net sales by geographic destination:

(In thousands)                           2004            2003           2002
                                    -------------    -----------    -----------

U.S.                                    $198,392      $132,858      $117,991
Other                                      9,546         4,995         4,920
                                    -------------    -----------    -----------
Americas                                 207,938       137,853       122,911

U.K.                                      28,858        25,162        22,099
Italy                                     20,761        16,447        12,601
Other                                     29,081        24,245        19,984
                                    -------------    -----------    -----------
International                             78,700        65,854        54,684
                                    -------------    -----------    -----------
                                        $286,638      $203,707      $177,595
                                    =============    ===========    ===========

         There are no sales in the Netherlands Antilles.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         Analysis of long-lived assets by geographic area:

(In thousands)                                        2004         2003
                                                  -----------  -----------
U.S.                                                $199,808     $200,626
Italy                                                 12,957       12,122
U.K.                                                  24,521       24,866
Cyprus                                                10,533       10,619
Others                                                14,545       10,834
                                                  -----------  -----------
                                                    $262,364     $259,067
                                                  ===========  ===========


                    Sales by Market Sector for the year ended December 31, 2004
                    ------------------------------------------------------------
                       Americas      Americas    International
(In thousands)         Orthofix        Breg         Orthofix          Total
                    -------------- -----------  ---------------  ---------------
Orthopedic
  Spine                  $81,190      $     -         $ 185         $81,375
  Reconstruction           7,318       68,083        45,534         120,935
  Trauma                  36,058          211        26,623          62,892
                    -------------- -----------  ---------------  ---------------
Total Orthopedic         124,566       68,294        72,342         265,202

Non-Orthopedic             1,406            -        20,030          21,436
                    -------------- -----------  ---------------  ---------------

Total                   $125,972      $68,294       $92,372        $286,638
                    ============== ===========  ===============  ===============


                    Sales by Market Sector for the year ended December 31, 2003
                    ------------------------------------------------------------
                       Americas      Americas    International
(In thousands)         Orthofix        Breg         Orthofix          Total
                    -------------- -----------  ---------------  ---------------
Orthopedic
  Spine                  $79,453      $     -           $99         $79,552
  Reconstruction           6,775            -        44,408          51,183
  Trauma                  29,242            -        24,464          53,706
                    -------------- -----------  ---------------  ---------------
Total Orthopedic         115,470            -        68,971         184,441

Non-Orthopedic             1,378            -        17,888          19,266
                    -------------- -----------  ---------------  ---------------
Total                   $116,848      $     -       $86,859        $203,707
                    ============== ===========  ===============  ===============

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


14  Income taxes

         The Company and each of its subsidiaries are taxed at the rates applicable within each respective company's jurisdiction. The composite income tax rate will vary according to the jurisdictions in which profits arise. The components of the provision for income tax expense (benefit) are as follows:

                                               Year ended December 31,
                                    -------------------------------------------
(In thousands)                           2004            2003           2002
                                    -------------    -----------    -----------
Italy  - Current                        $2,727         $1,948         $2,097
       - Deferred                         (241)          (371)           (51)
Cyprus - Current                           251            224            516
       - Deferred                           --             16             28
U.K.   - Current                           985          2,670          1,518
       - Deferred                          (34)            37             17
U.S.   - Current                        15,928          9,471          7,651
       - Deferred                       (3,711)           333          1,319
Netherlands Antilles
       - Current                            25             12              5
       - Deferred                          134             --             --
Other  - Current                           168           (212)            (4)
       - Deferred                          (22)           457           (221)
                                    -------------    -----------    -----------
         Total tax expense             $16,210        $14,585        $12,875
                                    =============    ===========    ===========

         Income from continuing operations before provision for income taxes consisted of:

                                               Year ended December 31,
                                    -------------------------------------------
(In thousands)                           2004            2003           2002
                                    -------------    -----------    -----------
U.S.                                   $32,254        $26,624         $24,781
Non U.S.                                18,105         12,691          15,749
                                    -------------   ------------    -----------
                                       $50,359        $39,315         $40,530
                                    =============    ===========    ===========

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         The tax effects of the significant temporary differences, which comprise the deferred tax liabilities and assets, are as follows:

(In thousands)                                            2004         2003
                                                      -----------  ------------
Deferred tax liabilities
Goodwill                                                  $(662)        $(845)
Patents and other intangible assets                     (14,598)      (13,605)
Property, Plant and Equipment                              (491)         (170)
Other                                                    (1,804)       (2,022)
                                                      -----------  ------------
                                                        (17,555)      (16,642)
Deferred tax assets
Other current                                              $182          $193
Inventories and related reserves                          1,526         1,461
Allowance for doubtful accounts                           2,422         2,324
Net operating loss carry forwards                         3,760           609
Deferred royalties                                          916           939
Other long term                                             873             -
                                                      -----------  ------------
                                                          9,679         5,526
Valuation Allowance                                      (3,325)         (529)
                                                      -----------  ------------
                                                          6,354         4,997
                                                      -----------  ------------
Net deferred tax asset (liability)                     $(11,201)     $(11,645)
                                                      ===========  ============

         During 2004, the Company generated net taxable losses in locations where it was more likely than not that those losses will not be utilized; accordingly, a valuation allowance was established.


         During 2004, as a result of a non-recurring transaction, the Company recognized $0.5 million of tax benefit from the utilization of net operating loss carry forwards for which a valuation allowance had been previously established in 2003. The Company has net operating loss carry forwards of $13.3 million which expire at various dates from 2008 - 2012.

         In the normal course of business the Company may have differences between tax provision amounts initially recorded for financial reporting purposes and its final tax settlements. These differences are subject to applicable regulations. Management does not believe that any such final tax settlements would have a material adverse effect on the Company's results of operations and financial position.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


                                                  2004                      2003                       2002
                                          ---------------------     ----------------------    ------------------------
                                           Amount     Percent        Amount     Percent         Amount      Percent
                                          ---------- ---------- --- ---------- ----------- -- ----------- ------------
Statutory U.S. federal income tax rate      $17,626      35.0%        $13,760       35.0%        $14,186        35.0%

Net effect of foreign tax                   (3,068)      -6.1%            636        1.6%          (121)        -0.3%
Change in valuation allowance                 2,796       5.6%            529        1.4%              -            -
Tax holiday benefit - Seychelles              (918)      -1.8%          (806)       -2.1%        (1,922)        -4.9%
US-UK Tax Treaty                            (1,880)      -3.7%              -          -               -            -
State taxes net of federal benefit            1,132       2.2%            534        1.4%            570         1.5%
Other                                           522       1.0%           (68)       -0.2%            162         0.4%
                                          ---------- ----------     ---------- -----------    ----------- ------------

Income tax expense/effective rate           $16,210      32.2%        $14,585       37.1%        $12,875        31.7%
                                          ========== ==========     ========== ===========    =========== ============

         The Company has not recorded additional income taxes applicable to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Such earnings, which amounted to approximately $201.9 million, $156.0 million and $124.1 at December 31, 2004, 2003 and 2002, respectively, may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

15   Restricted Net Assets of Subsidiaries

         Certain subsidiaries of the Company have effective restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company's senior secured credit facility. The net assets of Colgate Medical Limited and its subsidiaries are restricted for distributions to the parent company. All other subsidiaries of the Orthofix Group have access to these net assets for operational purposes. The amount of restricted net assets of Colgate Medical Limited and its subsidiaries as of December 31, 2004 is approximately $120.0 million.

16   Related Parties

         The following related party balances and transactions as of and for the three years ended December 31, 2004, between the Company and other companies in which directors and/or executive officers have an interest are reflected in the consolidated financial statements. The Company buys components related to the A-V Impulse System, purchases quality control and logistic services and buys the Laryngeal Mask from companies in which a board member has a beneficial minority interest.

                                                       Year ended December 31,
                                                   -----------------------------
(In thousands)                                       2004     2003       2002
                                                   -------- ---------  ---------
Sales                                                 $987    $1,706     $1,275
Purchases                                          $16,986   $15,916    $18,038
Accounts payable                                    $1,386    $1,929     $2,075
Accounts receivable                                   $198      $403       $239
Due from officers (included in other assets)          $356      $342       $330


         In 2004, the Company sold its one-half interest in a property as part of its plan to consolidate its United Kingdom facilities. The sale resulted in a gain of approximately $0.6 million, which is reported as other income. This facility was purchased by a company owned by Mr. Robert Gaines-Cooper, a Director. The fair value of this facility was determined by two independent appraisal firms and the amount paid approximates fair value.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         In 2003, the Company purchased the remaining 48% interest in Intavent Orthofix Limited from Intavent Limited. Mr. Gaines-Cooper, a Director of Orthofix, is a settlor of a trust which owns a 30% interest in Intavent Limited.

17   Contingencies

Litigation

         The Company, in the normal course of its business, is involved in various lawsuits from time to time. In addition, the Company is subject to certain other contingencies discussed below:

         On December 4, 1998, a Review Committee, established to determine the amount of any contingent contract rights under the Merger Agreement, dated May 8, 1995, between Orthofix International and American Medical Electronics, unanimously determined that Orthofix International would pay to the AME record holders an earnout of $500,000 plus interest and 12% of the net recovery received from the resolution in 2000 of a litigation against Biomet, Inc. and Electro Biology, Inc., up to a maximum of $5.5 million, plus interest. Two lawsuits were subsequently initiated disputing the determination of the Review Committee and seeking monetary damages and interest. The lawsuits were entitled Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99-S-445 (D. Colo.); Clarence Frere, Louise Frere, Joseph Mooibroek, and Marla B. Mooibroek, individually and on behalf of all others similarly situated v. Orthofix Inc., Arthur Schwalm, Robert Gaines-Cooper, James Gero, and John and Jane Does One (1) Through Four (4), No. 99 Civ. 4049 (S.D.N.Y.).

         The federal district court hearing the cases resolved them in favor of the Company on May 21, 2003. The plaintiff's subsequent appeal was denied and the time within which the plaintiffs could have requested further review in the United States Supreme Court expired on June 10, 2004.

         On August 31, 2004 the Company concluded the above mentioned actions by a final payout pursuant to the Merger Agreement between the Company and AME. The aggregate amount of the payout was $5.6 million, which is the sum of $5.2 million in principal plus $0.4 million in interest from June 30, 2000, to the payout date of August 31, 2004.

         The final payout was fully reserved and had no impact on the Company's financial results from operations for the year ended December 31, 2004.


         Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, and seeks damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI withdrew several of its counterclaims, but continues to assert affirmative defenses contending that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by the Company. The U.S. District Court in San Antonio, Texas restored the litigation to active status. A portion of any amounts received by the Company will be payable to former owners of Novamedix under the original purchase agreement. This matter is currently in the pre-trial motions phase.


         On September 29, 2004, Triage Medical Inc. ("Triage") filed an action against Orthofix International N.V. That action, which the Company removed to federal court, is entitled Triage Medical Inc. vs. Orthofix International N.V., Case No: SACV04-1377 JVS and is pending in the United States District Court for the Central District of California. Triage contends that the Company agreed to negotiate an acquisition of Triage, and as a part of the acquisition process, to make an unconditional $2.0 million escrow payment to Triage. Triage contends the

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


Company terminated the acquisition process and failed to make the payment as a result of which, Triage has been damaged. The Company has answered the complaint denying any liability and pleading certain defenses. The Company believes this case is without merit and intends to vigorously defend this action.

         In management's opinion, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that will have a material effect on the financial position, liquidity or operating results of the Company.

Concentrations of credit risk

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. Cash investments are primarily in money market funds deposited with major financial center banks. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individuals comprising the Company's customer base. Certain of these customers rely on third party healthcare payers, such as private insurance companies and governments, to make payments to the Company on their behalf. Accounts receivable in countries where the government funds medical spending are primarily located in North Africa, Middle East, South America, Asia and Europe. The Company has considered special situations when establishing allowances for potentially uncollectible accounts receivable in such countries as India, Egypt, and Turkey. The Company maintains an allowance for losses based on the expected collectability of all accounts receivable.

         The Company sells via a direct sales force and distributors. The Company's distributor of the A-V Impulse System in North America, Kendall Healthcare Inc., accounted for 10% of net sales in 2003 and 2002 and there were no customers that accounted for more than 10% of net sales in 2004.

18   Pensions and Deferred Compensation

         Orthofix Inc. sponsors a defined contribution benefit plan (the "401(k) Plan") covering substantially all full time employees. This 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee's base compensation and 50% of the next 4% of the employee's base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2004, 2003 and 2002, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately $760,000, $708,000 and $763,000, respectively. Breg also sponsors a 401(k) plan. This 401(k) Plan allows for participants to contribute up to 100% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first $750 deferred. During the year ended December 31, 2004, expenses incurred relating to the Breg 401(k) Plan, including matching contributions were $111,000.

         The Company operates defined contribution pension plans for all other employees not described above meeting minimum service requirements. The Company's expenses for such pension contributions during 2004, 2003 and 2002 were approximately $573,000, $487,000 and $415,000, respectively.

         Under Italian Law, Orthofix S.r.l. accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. Each year's provision for deferred compensation is based on a percentage of the employee's current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. The Company's expense for deferred compensation during 2004, 2003 and 2002 was approximately $292,000, $227,000 and $200,000, respectively. Deferred compensation payments of $207,000, $233,000 and $120,000 were made in 2004, 2003 and 2002, respectively. The balance as of December 31, 2004 of $1.2 million represents the amount which would be payable if all the employees and agents had terminated employment at that date and is included in other long-term liabilities.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


19   Share option plans and warrants

Option Plans

         At December 31, 2004, the Company had four stock-based compensation plans which are described below.

2004 Long Term Incentive Plan

         The 2004 Long Term Incentive Plan (the "2004 LTIP Plan") is a long term incentive plan that was adopted in April 2004. The 2004 LTIP Plan was approved by shareholders on June 29, 2004 and 2.0 million shares were reserved for issuance under this plan. Awards generally vest on years of service with all awards fully vesting within five years of the grant date. Awards can be in the form of an option, restricted share unit, performance share unit, of other award form determined by the Board of Directors. Awards granted under the 2004 LTIP Plan expire no later than 10 years after the date of the grant. There were 419,000 awards outstanding under the 2004 LTIP Plan as of December 31, 2004 of which none were exercisable.

Staff Share Option Plan

         The Staff Stock Option Plan (the "Staff Plan") is a fixed stock option plan which was adopted in April 1992. Under the Staff Plan, the Company granted options to its employees at the estimated fair market value of such options at the date of grant. Options generally vest based on years of service with all options to be fully vested within five years from date of grant. Options granted under the Staff Plan expire ten years after date of grant. There are no options left to be granted under the Staff Plan. At December 31, 2004, there were 627,155 options outstanding under the Staff Plan of which 277,055 are exercisable.

Performance Accelerated Stock Option Agreement

         In December 1999, the Company's Board of Directors adopted a resolution approving, and on June 29, 2000, the Company's shareholders approved, the grant to certain executive officers of the Company of performance accelerated stock options ("PASOs"), which it administers as a sub-plan of the Staff Plan, to purchase up to 1,000,000 shares of the Company's common stock, subject to the terms summarized below. The option to purchase the Company's common stock under the PASOs was granted effective January 1, 1999 (the "Grant Date") at an exercise price equal to $17.875 per share, the price of the Company's common stock on the date shareholders approved the reservation of 1,000,000 shares for issuance under the PASO plan.

         The PASOs include both service-based and performance-based vesting provisions. Under the service-based provisions, subject to the continued employment of the executive, the PASOs become 100% non-forfeitable and exercisable on the fifth anniversary of the Grant Date. Vesting under the PASOs will be accelerated, however, if certain stock price targets are achieved. The performance-based vesting provisions provide for the vesting of one-eighth of the PASO grant for each $5.00 increase in the price of the Company's common stock above $15.00 per share. The total number of shares eligible for the accelerated vesting on an annual basis is limited to 20% of the number of shares subject to the PASO with a cumulative carryover for the unvested portion of shares eligible for accelerated vesting for each of the prior years. During the period ended December 31, 2004, 386,990 stock options were exercised and none were forfeited. As of December 31, 2004, 513,010 options remain outstanding under the option agreements, all of which are exercisable and expire on January 1, 2009.

AME 1983 and 1990 Plans

         Under the terms of the Merger Agreement in which the Company acquired AME, all options for AME common stock still outstanding under the 1983 Plan and the 1990 Plan (hereinafter collectively referred to as the "AME Plan") were assumed at the effective time of the Merger by the Company and are exercisable for common shares in accordance with their terms and after adjustment to reflect the exchange ratio. After such adjustment immediately following the Merger, options granted under the AME Plan totaled 624,794, all of which expired throughout 2004.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


Executive Share Option Plan

         Under the Executive Share Option Plan ("Executive Plan"), approved by shareholders in March 1992, 1,945,000 shares have been reserved for issuance to certain executive officers. The grant price, determined by the Company's Board of Directors, cannot be less than the fair market value at the time of grant or $14.40, the equivalent of 120% of the price in the initial public offering price of $12.00. Fifty percent of options granted vest automatically on the tenth anniversary of the date of grant, or earlier on the satisfaction of a performance keyed to the market price of the common shares and a service condition. The remaining fifty percent vest in 20% increments on the first through fifth anniversaries of the date of grant. Options granted under the Executive Plan expired no later than June 2004.

Performance Accelerated Stock Option Inducement Agreements

         On December 30, 2003, the Company granted inducement stock option awards to two key executives of Breg, Inc, in conjunction with the acquisition of Breg, Inc. The exercise price was fixed at $38.00 per share on November 20, 2003, when the Company announced it had entered into an agreement to acquire Breg, Inc. The inducement grants include both service-based and performance-based vesting provisions. Under the service-based provisions, subject to the continued employment of the executive, the inducement grants become 100% non-forfeitable and exercisable on the fourth anniversary of the grant date. Vesting of a portion of the options under the inducement agreement will be accelerated if certain stock price targets are achieved. The performance-based vesting provisions generally provide for the vesting of one-fifth of the inducement grants for each $5.00 increase in the price of the Company's common stock above $40.00 per share. The total number of shares eligible for the accelerated vesting on an annual basis is limited to 25% of the number of shares subject to the inducement grants with a cumulative carryover for the unvested portion of shares eligible for accelerated vesting for each of the prior years. Prior to the expiration of the term of the options, only one-half of the vested options can be exercised in any one year. As of December 31, 2004, 200,000 options remain outstanding under the inducement grants, of which 20,000 were exercisable.

Warrants

Kinesis Warrants

         At the time of the acquisition of Kinesis Medical Inc.'s assets, warrants to purchase 672,685 shares of Kinesis common stock (the "Kinesis warrants") were outstanding. These were assumed by the Company pursuant to the Asset Purchase Agreement. After adjustment to take into account the agreed exchange ratio, 27,400 common stock warrants were outstanding. At December 31, 2004, warrants to purchase 24,528 shares of the Company's common stock remain outstanding, all of which are exercisable and expire on August 31, 2005. The exercise prices are fixed, and range from $19.125 to $38.25 per common share.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


         Summaries of the status of the Company's stock option and warrant plans as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates are presented below:

                                                2004                     2003                      2002
                                         ----------------------   --------------------   -----------------------
                                                      Weighted               Weighted                  Weighted
                                                      Average                 Average                  Average
                                                      Exercise               Exercise                  Exercise
Fixed Options & Warrants                   Shares       Price       Shares     Price       Shares        Price
                                         ----------- ----------  ----------- ---------  -----------   ----------
Outstanding at beginning of year          2,051,502      $21.62   2,424,781    $17.08    3,820,290      $15.46
Granted                                     434,000      $37.18     449,500    $34.46      108,650      $30.94
Exercised                                  (698,428)     $16.41    (747,554)   $14.77   (1,502,137)     $13.94
Forfeited                                    (3,381)     $30.40     (75,225)   $19.86       (2,022)     $17.86
                                          ---------- ----------   ----------  --------  -----------   ----------
Outstanding at end of year                1,783,693      $27.36   2,051,502    $21.62     2,424,781     $17.08
                                          ========== ==========   ==========  ========  ===========   ==========

Options exercisable at end of year          834,593               1,042,727               1,412,552

Weighted average fair value of
options granted during the year at
market value                                             $13.03                $10.86                   $10.71
Weighted average fair value of
options granted during the year at
less than market value                                        -                $22.32                       -

         At December 31, 2004, the Company has reserved a total of approximately $1.8 million shares of common stock for issuance to eligible participants under the option plans (1,759,165 shares) and to warrant holders (24,528 shares).

       Outstanding and exercisable by price range as of December 31, 2004


                                  Options and Warrants Outstanding           Options and Warrants Exercisable
                              --------------------------------------------   ----------------------------------
                                                Weighted
                                                Average         Weighted
                                                Remaining       Average
                                 Number        Contractual      Exercise        Number        Weighted Average
Range of Exercise Prices      Outstanding         Life           Price        Exercisable      Exercise Price
                              -------------    -----------     ----------     ------------   ------------------
$7.50 - $25.00                      788,567          4.190        $17.241       788,567              $17.241
$26.72 - $32.18                     285,600          8.360        $30.998         7,500              $28.400
$33.00 - $36.57                     145,000          8.880        $34.246             -                    -
$37.76 - $37.76                     331,000          9.920        $37.760             -                    -
$38.00 - $38.40                     233,526          8.366        $38.046        38,526              $38.250
                              -------------    -----------     ----------     ------------   ------------------
                                  1,783,693          6.849        $27.358       834,593              $17.822
                              -------------    -----------     ----------     ------------   ------------------

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


20   Earnings Per Share

         For each of the three years in the period ended December 31, 2004, there were no adjustments to net income for purposes of calculating basic and diluted net income per common share. The following is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations.

                                                    Year ended December 31,
                                               --------------------------------
                                                  2004       2003        2002
                                               ---------- ----------  ----------
SWeighted average common shares-basic          15,396,540 14,061,447  13,196,524
Effect of diluted securities:
      Stock options                               578,405    620,436   1,488,712
                                               ---------- ----------  ----------
Weighted average common share-diluted          15,974,945 14,681,883  14,685,236
                                               ========== ==========  ==========


         The Company did not include in the diluted shares outstanding calculation 200,000 options in 2004, 206,000 options in 2003 and 59,000 options in 2002 because their inclusion would be anti-dilutive or their exercise price exceeded the average market price of our common stock during the respective periods.

Orthofix International N.V.
Notes to the consolidated financial statements (cont.)


21   Quarterly financial data (unaudited)

(U.S. Dollars, in thousands, except per share data)

                               1st Quarter       2nd Quarter      3rd Quarter      4th Quarter          Year
                              -------------     -------------    -------------    -------------      ----------
2004
Net sales                           $70,739           $70,794          $71,488          $73,617       $286,638
Gross profit                         51,193            51,097           51,906           53,265        207,461
Net income                            8,344             7,875            8,417            9,513         34,149
Net income per common share:
                  Basic                 .55               .52              .54              .61           2.22
                  Diluted               .53               .50              .53              .59           2.14
2003
Net sales                           $48,181           $51,565          $51,253          $52,708       $203,707
Gross profit                         35,596            38,556           38,771           39,694        152,617
Net income                            5,953             6,495            5,442            6,840         24,730
Net income per common share:
                  Basic                 .43               .46              .38              .48           1.76
                  Diluted               .41               .44              .37              .46           1.68

         The sum of per share earnings by quarter may not equal earnings per share for the year due to the change in average share calculations. This is in accordance with prescribed reporting requirements.

Orthofix International N.V.

Schedule 1 -- Condensed Financial Information of Registrant Orthofix International N.V.


Condensed Balance Sheets

(U.S. Dollars, in thousands)                                                          December 31,      December 31,
                                                                                        2004               2003
                                                                                 -----------------  -----------------
Assets
Current assets:
 Cash and cash equivalents...............................................          $        6,918      $      2,880

 Prepaid expenses and other current assets...............................                     305               294
                                                                                 -----------------  -----------------
Total current assets.....................................................                   7,223             3,174
                                                                                 -----------------  -----------------
Other long term assets...................................................                     760               353

Investments in and amounts due from subsidiaries and affiliates..........                 290,178           243,573
                                                                                 -----------------  -----------------
Total assets.............................................................          $      298,161      $    247,100
                                                                                 =================  =================
Liabilities and shareholders' equity

  Current liabilities....................................................          $          456      $      6,324

  Long term liabilities..................................................                     533                --
                                                                                 -----------------  -----------------
  Total liabilities.....................................................                      989             6,324

   Shareholders' equity

   Common stock..........................................................                   1,572             1,498
   Additional paid in capital............................................                  98,388            81,960
   Accumulated earnings..................................................                 182,073           147,924
   Accumulated other comprehensive income................................                  15,139             9,394
                                                                                 -----------------  -----------------
                                                                                          297,172           240,776
                                                                                 =================  =================
Total liabilities and shareholders' equity...............................           $     298,161      $    247,100
                                                                                 =================  =================

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1 -- Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations

(U.S. Dollars, in thousands)                                     December 31,       December 31,      December 31,
                                                                    2004               2003               2002
                                                               ----------------  -----------------  -----------------
(Expenses) Income

General and administrative.................................        $  (4,599)       $  (4,021)        $  (3,788)

Equity in earnings of investments in subsidiaries and
 affiliates................................................            38,571           28,610            29,421
 Other, net................................................              336               153              285
                                                               ----------------  -----------------  -----------------
 Income before income taxes................................            34,308           24,742            25,918

    Income tax expense.....................................             (159)             (12)               (5)
                                                               ----------------  -----------------  -----------------
 Net income................................................       $    34,149       $   24,730        $   25,913
                                                               ================  =================  =================

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1 -- Condensed Financial Information of Registrant Orthofix International N.V.


Condensed Statements of Cash Flows

(U.S. Dollars, in thousands)                                     December 31,       December 31,      December 31,
                                                                    2004               2003               2002
                                                               ----------------  -----------------  -----------------


Net cash used in operating activities......................        $(10,656)          $(4,117)          $(3,331)

Cash flows from investing activities:
 Investments in and advances to subsidiaries and affiliates          (6,400)          (27,074)           (7,945)
Distributions and amounts received from subsidiaries.......            7,547            23,000            15,390
Proceeds from sale of investments .........................            1,300                --                --
                                                               ----------------  -----------------  -----------------
Net cash provided by (used in) investing activities........            2,447           (4,074)             7,445
                                                               ----------------  -----------------  -----------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock.............           12,247            11,705            20,457
    Repurchase of treasury shares..........................                             (4,395)          (21,886)
                                                               ----------------  -----------------  -----------------
Net cash provided by (used in) financing activities........           12,247             7,310           (1,429)
                                                               ----------------  -----------------  -----------------

Net increase (decrease) in cash and cash equivalents.......            4,038             (881)            2,685
Cash and cash equivalents at the beginning of the year.....            2,880            3,761             1,076
                                                               ----------------  -----------------  -----------------
Cash and cash equivalents at the end of the year...........        $   6,918         $  2,880          $  3,761
                                                               ================  =================  =================

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1 -- Condensed Financial Information of Registrant Orthofix International N.V.


Notes to Condensed Financial Statements

1   Background and Basis of Presentation

         These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Colgate Medical Limited and it subsidiaries exceed 25% of the consolidated net assets of Orthofix International N.V. and its subsidiaries (the "Company"). In the parent-company-only financial statements, the Company's investment in subsidiaries is stated as cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2   Restricted Net Assets of Subsidiaries

         Certain of the Company's subsidiaries have restrictions, with an effective date of January 29, 2004, on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets of the Company's subsidiaries at December 31, 2004 is approximately $120.0 million. Such restrictions are on net assets of Colgate Medical Limited and its subsidiaries.

3   Guarantee

         Colgate Medical Limited, a subsidiary of the Company, has $76.8 million of long-term debt outstanding. Under the terms of the debt agreement, the Company has guaranteed the payment of all principal and interest. In the event of a default, under the debt agreement, the Company will be directly liable to the debt holders. See Note 10 Long Term Debt of the Company's consolidated financial statements included elsewhere in this document.

4   Commitments and Contingencies

         For a discussion of the Company's commitments and contingencies see
Note 12 Commitments and Note 17 Contingencies of the Company's consolidated financial statements included elsewhere in this document.

5   Dividends From Subsidiaries

         Cash dividends paid to Orthofix International N.V. from its consolidated subsidiaries accounted for by the equity method were $7.5 million, $23.0 million and $0.0 million for the periods ended December 31, 2004, 2003 and 2002, respectively.

Orthofix International N.V.

Schedule 2 -- Valuation and Qualifying Accounts



         For the years ended December 31, 2004, 2003 and 2002:

(US Dollars, in thousands)
                                                        Additions
                                            ---------------------------------
                             Balance at
Provisions from assets      beginning of    Charged to cost      Charged to                        Balance at end
to which they apply:            year          and expenses     other accounts   Deductions/ Other      of year
                           --------------   ---------------    --------------   -----------------  --------------
2004
Allowance for doubtful
accounts receivable               4,314             4,266                47           (4,432)              4,195
Inventory provisions              3,656               667               (48)            (265)              4,010
Deferred tax valuation
allowance                           529             3,325                 -             (529)              3,325
2003
Allowance for doubtful
accounts receivable               3,156             5,192                76           (4,110)              4,314
Inventory provisions              2,754             1,365                58             (521)              3,656
Deferred tax valuation
allowance                             -               529                 -                -                 529
2002
Allowance for doubtful
accounts receivable               2,936             4,980                57           (4,817)              3,156
Inventory provisions              2,135             1,463              (126)            (718)              2,754