Form 10-Q
period 2005-03-31
ORTHOFIX INTERNATIONAL N V
filed 2005-05-05
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________ to ____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.

             (Exact name of registrant as specified in its charter)

             Netherlands Antilles                                   N/A
----------------------------------------------   ------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)

            7 Abraham de Veerstraat
                    Curacao
             Netherlands Antilles                                   N/A
----------------------------------------------   ------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

                                  599-9-4658525
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of May 2, 2005, 15,811,196 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION............................................... 3
     Item 1.  Condensed Financial Statements...................................3
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................15
     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......22
     Item 4.  Controls and Procedures.........................................22
PART II   OTHER INFORMATION...................................................23
     Item 1.  Legal Proceedings...............................................23
     Item 6.  Exhibits........................................................24
SIGNATURES....................................................................26



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

     Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, unfavorable results in litigation matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations and the other risks described under item 1 - "Business - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     PART I       FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
---------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS

 (U.S. Dollars, in thousands except share data)                              March 31,          December 31,
                                                                               2005                2004
                                                                         -----------------    ----------------
Assets                                                                     (Unaudited)           (Note 2)
Current assets:
  Cash and cash equivalents....................................             $      26,021        $    25,944
  Restricted cash..............................................                    10,940             14,302
  Trade accounts receivable, net...............................                    79,101             75,321
  Inventories..................................................                    32,291             32,895
  Deferred income taxes........................................                     3,948              4,130
  Prepaid expenses and other...................................                    11,655             10,000
                                                                         -----------------    ----------------
Total current assets...........................................                   163,956            162,592
Securities and other investments...............................                     4,082              4,082
Property, plant and equipment, net.............................                    18,385             18,326
Patents and other intangible assets, net.......................                    69,129             70,627
Goodwill, net..................................................                   168,347            169,329
Other long-term assets ........................................                     5,234              6,144
                                                                         -----------------    ----------------
  Total assets.................................................             $     429,133        $   431,100
                                                                         =================    ================
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings..............................................             $          74        $        76
  Current portion of long-term debt............................                    10,230             10,057
  Trade accounts payable.......................................                     9,214              9,507
  Other current liabilities....................................                    25,583             25,745
                                                                         -----------------    ----------------
  Total current liabilities....................................                    45,101             45,385
Long-term debt.................................................                    59,058             67,249
Deferred income taxes..........................................                    17,323             17,555
Other long-term liabilities....................................                     1,313              3,739
                                                                         -----------------    ----------------
  Total liabilities............................................                   122,795            133,928
                                                                         -----------------    ----------------

Contingencies (Note 16)
Shareholders' equity:
  Common shares (15,796,723 and 15,711,943 shares issued
   at March 31, 2005 and December 31, 2004, respectively)......                     1,580              1,572
  Additional paid-in capital...................................                   100,052             98,388
  Retained earnings............................................                   192,852            182,073
  Accumulated other comprehensive income.......................                    11,854             15,139
                                                                         -----------------    ----------------
  Total shareholders' equity...................................                   306,338            297,172
                                                                         -----------------    ----------------
  Total liabilities and shareholders' equity                                $     429,133        $   431,100
                                                                         =================    ================

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


 (Unaudited, U.S. Dollars, in thousands except share and per share data)             2005                 2004
                                                                              ------------------    ----------------

Net sales......................................................                $         77,688      $       70,739
Cost of sales..................................................                          20,896              19,546
                                                                              ------------------    ----------------
  Gross profit.................................................                          56,792              51,193
Operating expenses
  Sales and marketing..........................................                          27,598              26,136
  General and administrative...................................                           8,676               7,247
  Research and development.....................................                           2,938               3,316
  Amortization of intangible assets............................                           1,627               1,333
  KCI litigation costs.........................................                             342                 372
                                                                              ------------------    ----------------
                                                                                         41,181              38,404
                                                                              ------------------    ----------------
  Total operating income ......................................                          15,611              12,789

 Interest expense, net.........................................                          (1,319)             (1,529)
 Other income, net.............................................                           2,053                 189
 Gain in joint venture, net....................................                             --                  406
                                                                              ------------------    ----------------
   Income before income tax....................................                          16,345              11,855
Income tax expense.............................................                          (5,566)             (3,511)
                                                                              ------------------    ----------------

   Net income .................................................                $         10,779      $        8,344
                                                                              ------------------    ----------------

Net income per common share - basic............................                $           0.68      $         0.55
                                                                              ------------------    ----------------

Net income per common share - diluted..........................                $           0.67      $         0.53
                                                                              ------------------    ----------------

Weighted average number of common shares - basic...............                      15,784,245          15,039,870
                                                                              ------------------    ----------------

Weighted average number of common shares - diluted.............                      16,157,395          15,745,473
                                                                              ------------------    ----------------


The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited, U.S. Dollars, in thousands)                                        2005                 2004
                                                                         ----------------    -----------------

Cash flows from operating activities:
  Net income....................................................           $     10,779        $       8,344
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.................................                  3,590                3,534
  Deferred royalty income.......................................                 (2,443)                  --
  Provision for doubtful accounts...............................                  1,167                1,344
  Loss on equity investments....................................                     --                  428
  Tax benefit on non-qualified stock options....................                     25                1,057
  Deferred taxes................................................                   (110)                (465)
  Gain on sale of assets and investments........................                     --               (1,470)
  Other ........................................................                    492                   36
  Change in operating assets and liabilities:
    Restricted cash.............................................                  3,362              (15,012)
    Accounts receivable.........................................                 (5,977)              (2,616)
    Inventories.................................................                     30               (1,143)
    Prepaid expenses and other..................................                 (1,557)                (913)
    Accounts payable............................................                    (95)              (1,136)
    Current liabilities.........................................                    244                   37
                                                                         ---------------     ----------------
Net cash provided by (used in) operating activities.............                  9,507               (7,975)
                                                                         ---------------     ----------------

Cash flows from investing activities:
  Investments in affiliates and subsidiaries....................                     --               (1,105)
  Capital expenditures..........................................                 (2,624)              (1,933)
  Proceeds from sale of joint venture...........................                     --                1,300
                                                                         ---------------     ----------------
Net cash used in investing activities...........................                 (2,624)              (1,738)
                                                                         ---------------     ----------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock....................                  1,500                3,034
  Payment of debt issuance costs................................                     --                 (460)
  Net repayment of loans and borrowings.........................                 (8,020)              (1,280)
                                                                         ---------------     ----------------
Net cash (used in) provided by financing activities.............                 (6,520)               1,294
                                                                         ---------------     ----------------
Effect of exchange rate changes on cash.........................                   (286)                  (1)
                                                                         ---------------     ----------------
Increase (decrease) in cash and cash equivalents................                     77               (8,420)
Cash and cash equivalents at the beginning of the year..........           $     25,944        $      31,356
                                                                         ---------------     ----------------
Cash and cash equivalents at the end of the period..............           $     26,021        $      22,936
                                                                         ---------------     ----------------

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

NOTE 2:  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 3:  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2005 presentation. The reclassifications have no effect on previously reported net income or shareholders' equity.

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the interaction between SFAS 123 (R) which was revised in December 2004 and certain SEC rules and regulations and provides the SEC's staff views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact this guidance will have on its financial conditions, results of operation and cash flows.

     In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123R. The new rule allows for companies to adopt the provisions of SFAS 123R beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company currently expects to adopt SFAS 123 (R) effective January 1, 2006 using the "modified prospective" method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123 (R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123 (R). The Company is currently evaluating the different valuation methods available to determine the fair market value of the Company's stock options and therefore is unable to estimate the impact of this new standard.

NOTE 5:  INVENTORY

     Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess or obsolete items. Cost is determined on a weighted-average basis, which approximates the FIFO method. The valuation of work-in-process, finished goods field inventory and consignment inventory includes the cost of materials, labor and production. Field inventory represents immediately saleable finished goods inventory that is in the possession of the Company's direct sales representatives.

     Inventories were as follows:

                                                                              March 31,             December 31,
     (In thousands)                                                              2005                   2004
                                                                          -------------------    -------------------

     Raw materials                                                                   $6,480                  $6,456
     Work-in-process                                                                  2,731                   2,445
     Finished goods                                                                  14,224                  14,823
     Field inventory (as described above)                                             5,074                   5,346
     Consignment inventory                                                            8,104                   7,835
     Less reserve for obsolescence                                                  (4,322)                 (4,010)
                                                                          -------------------    -------------------
                                                                                    $32,291                 $32,895
                                                                          ===================    ===================


NOTE 6:  GOODWILL

     The change in the net carrying value of goodwill for the period ended March 31, 2005 is as follows:

(In thousands)

                                              Americas       Americas       International
                                              Orthofix         Breg           Orthofix           Total
                                            ------------   -------------   ---------------   -------------
At December 31, 2004                            $32,952         $91,762           $44,615         $169,329

Foreign Currency                                      -               -             (982)            (982)
                                            ------------   -------------   ---------------   -------------

At March 31, 2005                               $32,952         $91,762           $43,633         $168,347
                                            ============   =============   ===============   =============

NOTE 7:  LONG TERM DEBT


                                                                       March 31,                      December 31,
     (In thousands)                                                       2005                            2004
                                                                    -----------------             -------------------

     Long-term obligations                                                   $68,750                         $76,750
     Other loans                                                                 538                             556
                                                                    -----------------             -------------------
                                                                              69,288                          77,306
     Less current portion                                                   (10,230)                        (10,057)
                                                                    -----------------             -------------------
                                                                             $59,058                         $67,249
                                                                    =================             ===================


     Long-term debt primarily consists of a senior secured bank facility, as amended, entered into by Colgate Medical Limited ("Colgate", or the "Borrower"), concurrent with the closing of the Breg acquisition. At March 31, 2005 and December 31, 2004 this senior secured bank facility had outstanding borrowing, included in long-term obligations, of $68.8 million and $76.8 million, respectively. The senior secured bank facility provides for (1) a five-year amortizing term loan of $110 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15 million, which was not drawn on as of March 31, 2005. This obligation has a floating interest rate of LIBOR or prime rate plus a margin. The current interest rate is LIBOR plus 2.00%, which is adjusted quarterly based on the Borrower's leverage ratio.

     In May 2004, the Company entered into a three year fully amortizable interest rate swap agreement (the "Swap"). Under the Swap, the Company pays a fixed rate of 3.16% and receives interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of March 31, 2005 the interest rate on the debt related to the Swap was 5.16% (3.16% plus a margin of 2.00%). The effective interest rate, including the impact of the Swap, as of March 31, 2005 on the senior secured debt was 5.13%.

     In conjunction with obtaining the senior secured bank facility and the amendment thereto, the Company incurred debt issuance costs of $3.6 million. As of March 31, 2005, $2.7 million of unamortized debt issuance costs was recorded in other assets.

NOTE 8:  COMMON SHARES

     For the three months ended March 31, 2005, the Company issued 84,780 shares of common stock upon the exercise of outstanding stock options and warrants for proceeds of $1.5 million.

NOTE 9:  COMPREHENSIVE INCOME


         Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge. The components of and changes in other comprehensive income (loss) are as follows:


                                                    Foreign         Fair Value        Accumulated
                                                   Currency            of                Other
                                                  Translation      Derivatives,      Comprehensive
                                                  Adjustments       net of tax       Income/(Loss)
                                                --------------   ---------------   -----------------
Balance at December 31, 2004                           $15,047            $ 92             $15,139
    Unrealized gain on derivative
       instrument, net of tax of $75                        --             176                 176
    Foreign currency translation                       (3,461)              --             (3,461)
       adjustment                               --------------   ---------------   -----------------
Balance at March 31, 2005                              $11,586            $268             $11,854
                                                ==============   ===============   =================


 (In thousands)                                Three Months Ended
                                                    March 31,
                                        ---------------------------------
                                            2005               2004
                                        --------------    ---------------
Net income                                   $10,779             $8,344

Other comprehensive income:
  Unrealized gain on derivative
       instrument, net of taxes of
       $75 (see Note 15)                         176                 --
  Foreign currency translation
       adjustment                            (3,461)               (96)
                                        --------------    ---------------
Total comprehensive income                    $7,494             $8,248
                                        ==============    ===============


NOTE 10:  BUSINESS SEGMENT INFORMATION

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

Americas Orthofix
     Americas Orthofix operation ("Americas") consists of operations in the United States existing prior to the acquisition of Breg, as well as, Mexico, Brazil, and Puerto Rico. The Americas uses both direct and distributor sales representatives to sell to hospitals, doctors, and other healthcare providers in the Americas market.

International Orthofix
     International Orthofix operation ("International") consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world as well as independent distributors. International uses both direct and distributor sales representatives to sell to hospitals, doctors, and other healthcare providers.

Americas Breg
     Americas Breg operation ("Breg") consists of Breg, Inc., which was acquired December 30, 2003. Breg, based in Vista, California, designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international distributors and affiliates.

Group Activities
     Group Activities are comprised of the Parent's operating expenses and identifiable assets.

     For the three month period ended March 31:

                                         External Sales                   Intersegment Sales
                                  ----------------------------- --  --------------------------------

     (In thousands)                      2005             2004             2005              2004
                                  -------------    ------------     -------------     --------------
     Americas Orthofix                 $33,764         $29,793              $470               $413

     Americas Breg                      17,994          16,859               174                 --

     International Orthofix             25,930          24,087            14,771            16,245
                                  -------------    ------------     -------------     --------------
     Total                             $77,688         $70,739           $15,415            $16,658
                                  =============    ============     =============     ==============


     For the three month periods ended March 31:

                                            Operating Income (Expense)
                                       -------------------------------
     (In thousands)                        2005              2004
                                       -------------    --------------
     Americas Orthofix                    $7,597            $6,092

     Americas Breg                         2,894             2,304

     International Orthofix                6,760             5,304

     Group Activities                    (1,340)           (1,107)

     Eliminations                          (300)               196
                                       -----------      -----------
     Total                                 $15,611          $12,789
                                       ===========      ===========

                                                                Sales by Market Sector
                                                   for the three month period ended March 31, 2005
                                    ------------------------------------------------------------------------------


                                           Americas                           International
(In thousands)                             Orthofix        Americas Breg         Orthofix          Total
                                    ----------------- --------------- ------------------ ---------------
Orthopedic
  Spine                                       $23,067         $     -               $109         $23,176
  Reconstruction                                2,093          17,994             12,501          32,588
  Trauma                                        8,237               -              7,817          16,054
                                    ----------------- --------------- ------------------ ---------------
Total Orthopedic                               33,397          17,994             20,427          71,818

Non-Orthopedic                                    367               -              5,503           5,870
                                    ----------------- --------------- ------------------ ---------------
Total                                         $33,764         $17,994            $25,930         $77,688
                                    ================= =============== ================== ===============




                                                                Sales by Market Sector
                                                   for the three month period ended March 31, 2004
                                    ------------------------------------------------------------------------------


                                           Americas                           International
(In thousands)                             Orthofix        Americas Breg         Orthofix          Total
                                    ----------------- --------------- ------------------ ---------------
Orthopedic
  Spine                                       $19,587         $     -                $33         $19,620
  Reconstruction                                1,715          16,660             11,729          30,104
  Trauma                                        8,315             199              6,789          15,303
                                    ----------------- --------------- ------------------ ---------------
Total Orthopedic                               29,617          16,859             18,551          65,027

Non-Orthopedic                                    176               -              5,536           5,712
                                    ----------------- --------------- ------------------ ---------------

Total                                         $29,793         $16,859            $24,087         $70,739
                                    ================= =============== ================== ===============


--------------------------------------------------------------------------------
Note:  The three months ended March 31, 2004 contains a reclass from the 1st
         Quarter 2004 Form 10-Q, of $407 from Trauma to Reconstruction.


NOTE 12:  INCOME TAXES

     The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to the generation of unutilizable net operating losses in various jurisdictions, the Company's tax holiday benefit in the Seychelles, tax planning associated with the acquisition of Breg and the new
Section 199 deduction related to income attributable to production activities occurring in the United States. This deduction was enacted as part of the American Jobs Creation Act of 2004.

NOTE 13:  EARNINGS PER SHARE

     For the three month periods ended March 31, 2005 and 2004, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the share numbers (the denominators) in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share':

                                                       Three Months Ended
                                                            March 31,
                                                ----------------------------------
                                                     2005               2004
                                                ---------------    ---------------

Weighted average common shares - basic              15,784,245         15,039,870
Effect of diluted securities:
       Stock options                                   373,150            705,603
                                                ---------------    ---------------
Weighted average common shares - diluted            16,157,395         15,745,473
                                                ===============    ===============


     The Company did not include 249,000 options in the diluted shares outstanding calculation for the three month period ended March 31, 2005 because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of our common stock during the period. For the three month period ended March 31, 2004, all options were included in the diluted shares outstanding calculation as the average market value of the Company's common stock for the period was higher than the exercise prices of all options outstanding for the period.

NOTE 14:  STOCK BASED COMPENSATION

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 "Accounting for Stock Issued to Employees." For the three month periods ended March 31, 2005 and 2004, $87,000 and $90,000, respectively, of compensation expense was recognized relating to options granted at exercise prices lower than the fair market value of the underlying stock on the date of grant. In accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosure and Amendment of FASB Statement No. 123", the Company has provided the Company's pro forma net income and net income per common share for the three month periods ended March 31, 2005 and March 31, 2004 as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                 Three Months Ended
                                                     March 31,
(In thousands, except per share data)          2005              2004
                                           -------------     -------------

Net income                                      $10,779            $8,344
  As reported
  Add: Stock-based employee
    compensation expense included in
    reported net income, net of related
    tax effects                                      87                90
  Less: Total stock-based employee
    compensation expense determined
    under fair value method for all
    awards net of tax                             (621)             (442)
                                           -------------     -------------

     Pro forma                                  $10,245            $7,992

Net income per common share - basic
    As reported                                   $0.68             $0.55
    Pro forma                                     $0.65             $0.53

Net income per common share - diluted
    As reported                                   $0.67             $0.53
    Pro forma                                     $0.63             $0.51

NOTE 15:  DERIVATIVE INSTRUMENT

     In May 2004, the Company entered into a three year fully amortizable interest rate swap agreement (the "Swap") to manage its interest rate exposure related to a portion of the Company's $110.0 million credit facility entered into on December 30, 2003. The Swap has a notional amount of $50.0 million and expires on June 27, 2007. The amount outstanding under the Swap as of March 31, 2005 was $37.5 million. Under the Swap, the Company pays a fixed rate of 3.16% and receives interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.

     The Swap is designated as a cash flow hedge and, at March 31, 2005, is determined to be effective. At March 31, 2005, the fair value of the derivative was approximately $383,000 and has been included in other current assets. The net unrealized gain of approximately $176,000, net of tax of $75,000, has been included in other comprehensive income for the three month period ended March 31, 2005. The fair value of the Swap is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date.

NOTE 16:  CONTINGENCIES

Litigation

     The Company, in the normal course of its business, is involved in various lawsuits from time to time. In addition, the Company is subject to certain other contingencies discussed below:

         Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract and seeking damages relating to past infringement, breach of contract, and unfair competition. KCI has filed counterclaims alleging that Novamedix engaged in inequitable conduct before the United States Patent and Trademark Office and fraud as to KCI and that Novamedix engaged in common law and statutory unfair competition against KCI. KCI withdrew several of its counterclaims, but continues to assert affirmative defenses contending that the patents are invalid, unenforceable, and not infringed. KCI also seeks monetary damages, injunctive relief, costs, attorney's fees, and other unspecified relief. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by the Company. The U.S. District Court in San Antonio, Texas restored the litigation to active status. A portion of any amounts received by the Company will be payable to former owners of Novamedix under the original purchase agreement. This matter is currently in the pre-trial motions phase.

     On September 29, 2004, Triage Medical Inc. ("Triage") filed an action against Orthofix International N.V. That action, which the Company removed to federal court, is entitled Triage Medical Inc. vs. Orthofix International N.V., Case No: SACV04-1377 JVS and is pending in the United States District Court for the Central District of California. Triage further contends that the Company agreed to negotiate an acquisition of Triage, and as a part of the acquisition process, to make an unconditional $2.0 million escrow payment to Triage. Triage contends the Company terminated the acquisition process and failed to make the payment as a result of which, Triage has been damaged. The Company has answered the complaint denying any liability and pleading certain defenses. The Company believes this case is without merit and intends to vigorously defend this action.

     In management's opinion, based upon information available to date, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that will have a material effect on the financial position, liquidity or operating results of the Company.

Concentrations of credit risk

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three months ended March 31, 2005 compared to our results of operations for the three months ended March 31, 2004. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Our financial condition, results of operations and cash flows are not significantly impacted by seasonal trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. We have in place an interest rate swap derivative instrument to hedge our exposure to interest rate fluctuation. We do not ordinarily use derivative instruments to hedge foreign exchange exposure.

     We manage our operations as three business segments: Americas Orthofix, Americas Breg and International Orthofix. Americas Orthofix consists of the operations in the United States, existing prior to the acquisition of Breg, as well as operations in Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg's domestic and independent international distributor operations. International Orthofix consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world as well as independent export distribution operations. Group Activities are comprised of the Parent's operating expenses and identifiable assets.

Segment and Market Sector Revenues

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are made into three Market Sectors, Spine, Reconstruction, and Trauma, which together accounted for 92% of our total net sales in the three months ended March 31, 2005 and 2004. Sales of non-orthopedic products, including the airway management products for use during anesthesia, woman's care and other products, accounted for 8% of our total net sales in the three months ended March 31, 2005 and 2004.

     The following tables display the net sales by business segment and net sales by Market Sectors for the three months ended March 31, 2005 and 2004. We provide net sales by Market Sector for informational purposes only. We keep our books and records and account for net sales, cost of sales and expenses by business segment.


     Business Segment:

                                               Three Months Ended March 31,
(In US$ thousands)                         2005                             2004
                            -------------------------------- -----------------------------------
                                               Percent of                          Percent of
                                                Total Net                           Total Net
                               Net Sales           Sales        Net Sales              Sales
                            --------------- ---------------- ---------------- ------------------
Americas Orthofix                $33,764                44%         $29,793                42%

Americas Breg                     17,994                23%          16,859                24%

International Orthofix            25,930                33%          24,087                34%
                            --------------- ---------------- ---------------- ------------------
Total                            $77,688               100%         $70,739               100%
                            =============== ================ ================ ==================


     Market Sector:

                                               Three Months Ended March 31,
(In US$ thousands)                         2005                             2004(1)
                            -------------------------------- -----------------------------------
                                               Percent of                          Percent of
                                                Total Net                           Total Net
                               Net Sales           Sales        Net Sales              Sales
                            --------------- ---------------- ---------------- ------------------
Orthopedic
  Spine                          $23,176                30%         $19,620                28%
  Reconstruction                  32,588                42%          30,104                42%
  Trauma                          16,054                20%          15,303                22%
                            --------------- ---------------- ---------------- ------------------
Total Orthopedic                  71,818                92%          65,027                92%

Non-Orthopedic                     5,870                 8%           5,712                 8%
                            --------------- ---------------- ---------------- ------------------

Total                            $77,688               100%         $70,739               100%
                            =============== ================ ================ ==================

--------------------------------------------------------------------------------
(1) The three months ended March 31, 2004 contains a reclass from the 1st Quarter 2004 Form 10-Q, of $407 from Trauma to Reconstruction.

     The following table presents certain items from our statements of operations as a percentage of net sales for the periods indicated:


                                               Three Months Ended
                                                    March 31,
                                           ---------------------------
                                              2005            2004
                                              ----            ----
                                              (%)             (%)

    Net sales...........................         100              100
    Cost of sales.......................          27               28
    Gross profit........................          73               72
    Operating expenses
      Sales and marketing ..............          36               37
      General and administrative........          11               10
      Research and development..........           4                5
      Amortization of intangible assets.           2                2
       KCI litigation costs.............          --               --
    Total operating income..............          20               18
    Net income..........................          14               12


     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales by Business Segment:

     Net sales increased 10% to $77.7 million for the first three months (the first quarter) of 2005 compared to $70.7 million for the first three months of 2004. The impact of foreign currency increased sales by $1.1 million, or 1.4%, during the first quarter of 2005 as compared to the first quarter of 2004.

     Net sales in Americas Orthofix (the "Americas"), primarily in the United States, increased to $33.8 million in the first quarter of 2005 compared to $29.8 million in the first quarter of 2004, an increase of 13%. The Americas represented 43% of total net sales during the first quarter of 2005 and 42% of total net sales for the first quarter of 2004. The increase in sales was primarily the result of an 18% increase in sales in the spine Market Sector which was attributable to sales of Cervical-Stim(R) which was approved by the FDA in December 2004. The following table illustrates net sales by market sector in the Americas:

                                          Net Sales for the
                                    Three Months Ended March 31,
                               ---------------------------------------
(In US$ thousands)                    2005                 2004                Growth
                               -------------------- ------------------ --------------------
Orthopedic
  Spine                                   $23,067              $19,587           18%
  Reconstruction                            2,093                1,715           21%
  Trauma                                    8,237                8,315          (1)%
                               -------------------- ------------------
Total Orthopedic                           33,397               29,617           13%

Non-Orthopedic                                367                  176          109%
                               -------------------- ------------------
Americas Orthofix                         $33,764              $29,793           13%
                               ==================== ==================

     Net sales in Americas Breg ("Breg"), increased $1.1 million to $18.0 million for the first quarter of 2005 compared to $16.9 million for the first quarter 2004, an increase of 7%. The increase in sales was primarily due to the sale of Breg bracing products which increased 10% from the first quarter of 2005. During the first quarter 2005, Breg experienced a delay in the introduction of new pain and cold therapy products, which had a combined growth rate of 3% and hindered Breg's overall sales growth rate for the comparative periods.

     Net sales in International Orthofix ("International") increased 8% to $25.9 million in the first quarter of 2005 compared to $24.1 million in first quarter of 2004. The primary factors that led to this increase were currency, increased sales of external fixation products and continued strength in sales of the PC.C.P hip fracture fixation system; these sales gains were partially offset by a decrease in sales of the A-V Impulse system, primarily the impad component, and of the non-orthopedic airway management products. The impact of foreign currency increased International Orthofix sales by $1.0 million during the first quarter of 2005 as compared to the first quarter of 2004. The following table illustrates net sales by market sector in International:



                                          Net Sales for the
                                    Three Months Ended March 31,
                               ---------------------------------------
(In US$ thousands)                    2005                 2004                Growth
                               -------------------- ------------------ --------------------
Orthopedic
  Spine                                      $109                  $33          230%
  Reconstruction                           12,501               11,729           7%
  Trauma                                    7,817                6,789           15%
                               -------------------- ------------------
Total Orthopedic                           20,427               18,551           10%

Non-Orthopedic                              5,503                5,536          (1)%
                               -------------------- ------------------
International Orthofix                    $25,930              $24,087           8%
                               ==================== ==================


Sales by Market Sector:

     Net sales of spine products increased 18% to $23.2 million in the first quarter of 2005 compared to $19.6 million in the first quarter of 2004. As discussed above, the increase is primarily due to sales of Cervical-Stim(R) which was approved by the FDA in December 2004 and began selling in January 2005.

     Sales of our reconstruction products increased 8% to $32.6 million in the first quarter of 2005 compared to $30.1 million in the first quarter of 2004. The increase in this market sector was attributable to sales of our external fixation products used in reconstruction applications which increased 21% and to sales of the Breg products which increased 9%. Growth in this Market Sector was negatively impacted in the first quarter of 2005 compared to 2004 by a decrease of 5% in A-V Impulse system sales as discussed above.

     Sales of our trauma products increased 5% to $16.1 million in the first quarter of 2005, compared to $15.3 million in the first quarter of 2004. This Market Sector was positively impacted from an 8% growth in sales of external fixation products. Growth in this Market Sector was negatively impacted by a decrease of 2% in sales of stimulation products used for long bone applications.

     Sales of our non-orthopedic products grew 3% to $5.9 million in the first quarter of 2005 compared to $5.7 million in the first quarter of 2004. The increase was primarily due to an increase in sales of woman's care and other products. This increase was partially offset by a decrease in sales of airway management products due to the introduction of a new single-use version of the Laryngeal Mask which has a lower selling price than reusable Laryngeal Mask products.

Gross Profit - Our gross profit increased 11% to $56.8 million in the first quarter of 2005, from $51.2 million in the first quarter of 2004. The increase was primarily due to the increase of 10% in net sales. Gross profit as a percent of net sales in the first quarter 2005 was 73.1% compared to 72.4% in 2004, which was a result of a favorable product mix resulting from sales of higher margin stimulation products and higher gross margins at Breg as a result of moving manufacturing facilities to Mexico. Gross profit in the first three months of 2004 was negatively impacted by a non-recurring charge of $0.5 million from purchase accounting for the step-up in value of the acquired Breg inventory.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $1.5 million to $27.6 million in the first quarter of 2005 compared to $26.1 million in the first quarter of 2004, an increase of 6% on a net sales increase of 10% over the same period. Sales and marketing expense as a percent of net sales decreased to 35.5% in the first quarter of 2005 from 36.9% in the first quarter of 2004. Sales and marketing expense as a percent of net sales benefited from a product mix that included higher stimulation sales in the first quarter of 2005 when compared to the first quarter of 2004. Stimulation sales generally incur less commission expense than our other key products. We also experienced an increase in the collectibility of doubtful accounts for the first quarter of 2005 when compared to the same period of the prior year which reduced bad debt expense as a percent of net sales for the current period.

General and Administrative Expense - General and administrative expense increased $1.4 million in the first quarter of 2005 to $8.7 million compared to $7.2 million in the first quarter of 2004. This increase is primarily attributable to costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, legal costs, and higher employee benefit costs in the United States. General and administrative expense as a percent of net sales was 11% for the first quarter of 2005 compared to 10% for the first quarter of 2004.

Research and Development Expense - Research and development expense decreased $0.4 million in the first quarter of 2005 to $2.9 million compared to $3.3 million in the first quarter of 2004 and decreased as a percent of net sales at 4% in 2005 compared to 5% in 2004.

Amortization of Intangible Assets - Amortization of intangible assets was $1.6 million in the first quarter of 2005 compared to $1.3 million for the first quarter of 2004. The increase in amortization expense of approximately $0.3 million is due to higher amortization expense for the distribution network of Breg and the PC.C.P patents which were acquired in the second quarter of 2004. The amortization schedules for these assets are based on the expected economic benefit per year over the expected useful life.

KCI Litigation Costs - Litigation costs for our case against Kinetics Concepts Inc. ("KCI") (further described in Note 16 "Contingencies" of Item 1, "Condensed Financial Statements"), was $0.3 million in the first quarter of 2005, compared to $0.4 million in the first quarter of 2004.

Interest Expense, net - Interest expense was $1.3 million in the first quarter of 2005 compared to $1.5 million in the first quarter of 2004. We incurred interest expense on borrowings under our senior secured term loan of approximately $1.3 million which included the amortization of debt costs. The reduction in interest expense in the first quarter of 2005 when compared to the same period of 2004 is a result of a decrease in the borrowing amount under our senior secured term loan, partially offset by a rise in interest rates.

Other Income, net - Other income, net was income of $2.1 million in the first quarter of 2005 compared to income of $0.2 million in the first quarter of 2004. Other income for the first quarter of 2005 was attributable to $2.4 million of deferred royalty income resulting from the conclusion of the BoneSource agreement with Stryker. For the first quarter of 2004, other income was generated by the sale of a facility in the United Kingdom that resulted in a gain of approximately $0.6 million which was partially offset by foreign exchange losses of $0.4 million.

Gain in Joint Venture, net - No gain or loss in the joint venture was recorded in the first quarter of 2005 compared to a gain of $0.4 million in the first quarter 2004 which was a result of the sale of our ownership in the OrthoRx joint venture partially offset by our portion of losses from the quarter. We have not recorded a gain or loss in the joint venture during 2005 because at December 31, 2004, our investment in OrthoRx, which is accounted for using the equity method of accounting, had been reduced to zero.

Income Tax Expense - Our estimated worldwide effective tax rate was 34% and 30% during the first quarter of 2005 and 2004, respectively. The increase in expected effective tax rates is due primarily to the non-recurrence of a non-taxable gain on the sale of OrthoRx shares in 2004 and a higher proportion of pretax income being earned in the United States, a higher tax jurisdiction.

Net Income - Net income for the first quarter of 2005 was $10.8 million, or $0.68 per basic share and $0.67 per diluted share, compared to $8.3 million, or $0.55 per basic share and $0.53 per diluted share, for the first quarter of 2004, an increase in net income of 29%. The weighted average number of basic common shares outstanding was 15,784,245 and 15,039,870 during the first quarter of 2005 and 2004, respectively. The weighted average number of diluted common shares outstanding was 16,157,395 and 15,745,473 during the first quarter of 2005 and 2004, respectively.


Liquidity and Capital Resources

     Cash was $37.0 million at March 31, 2005, of which $10.9 million was subject to certain restrictions under the senior secured credit agreement described below. This compares to $40.2 million at December 31, 2004, of which $14.3 million was subject to certain restrictions under the senior secured credit agreement, a decrease of $3.2 million.

     Net cash provided by operating activities was $9.5 million for the first three months of 2005 compared to cash used in operating activities of $8.0 million for the first three months of 2004. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income increased approximately $2.5 million to $10.8 million in the first three months of 2005 from $8.3 million in the first three months of 2004. Non-cash items decreased $1.7 million in the first three months of 2005 compared to the first three months of 2004, primarily as a result of the settlement agreement with Stryker relating to the termination of the parties' BoneSource agreement which reduced deferred royalties. Working capital accounts consumed $4.0 million of cash in the first three months of 2005 compared to the use of $20.8 million in cash during the first three months of 2004 of which $15.0 million resulted from the reclassification of cash as restricted cash. The principal uses of cash for working capital in the first three months of 2005 were increases in accounts receivable to support additional sales and increases in other assets. These uses of cash were partially offset by a decrease in restricted cash and an increase in other current liabilities. Overall performance indicators of our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 92 days at March 31, 2005 compared to 94 days at March 31, 2004 and inventory turnover of 2.6 times at March 31, 2005 compared to 2.4 times at March 31, 2004.

     Net cash used in investing activities was $2.6 million during the first three months of 2005, compared to $1.7 million during the first three months of 2004. During the first three months of 2005, we invested $2.6 million in capital expenditures. During the first three months of 2004, we paid $1.1 million as part of the consideration for the purchase of a Puerto Rican distributor, invested $1.9 million in capital expenditures and received $1.3 million from the sale of shares in the OrthoRx joint venture.

     Net cash used in financing activities was $6.5 million in the first three months of 2005 compared to cash provided by financing activities of $1.3 million for the first three months in 2004. In the first three months of 2005, we repaid approximately $8.0 million of the principal of the senior secured term loan, which was obtained to help finance the Breg acquisition. In the first three months of 2005, we received proceeds of $1.5 million from the issuance of 84,780 shares of our common stock upon the exercise of stock options and warrants. In the first three months of 2004, we received proceeds of $3.0 million from the issuance of 202,588 shares of our common stock upon the exercise of stock options and warrants. In the first quarter of 2004, we also had net borrowings of $1.5 million on a line of credit in Italy used to finance working capital. Further, in the first quarter 2004, we repaid approximately $2.8 million against the principal of the senior secured term loan obtained to help finance the Breg acquisition and paid $0.5 million for costs associated with obtaining the senior secured term loan, which will be amortized over the term of the credit facility.

         When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million, the proceeds of which were used for partial payment of the purchase price of Breg; and (2) a five-year revolving credit facility of $15.0 million. As of March 31, 2005 and as of May 2, 2005, we had no amounts outstanding under the revolving credit facility and $68.8 million outstanding under the term loan facility. Obligations under the senior secured bank facility have a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 2.00%, which is adjusted quarterly based on Colgate's leverage ratio. In May 2004, we entered into a three year fully amortizable interest rate swap agreement (the "Swap") with a notional amount of $50.0 million and an expiration date of June 27, 2007. The amount outstanding under the Swap as of March 31, 2005 was $37.5 million. Under the Swap we will pay a fixed rate of 3.16% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of March 31, 2005, the interest rate on the debt related to the Swap was 5.16% (3.16% plus a margin of 2.00%). Our effective interest rate, including the impact of the Swap, as of March 31, 2005 on our senior secured debt was 5.1%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledges of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

         The credit agreement relating to the senior secured bank facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends, mergers and the sale of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. We have assessed our compliance with the financial covenants as of March 31, 2005, as required by the credit agreement, and note that we are in compliance with all financial covenants.

     At March 31, 2005, we had outstanding borrowings of $0.1 million and unused available lines of credit of approximately $11.4 million under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

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

Contractual Obligations

     The following chart sets forth changes to our contractual obligations that have occurred since December 31, 2004:


Contractual Obligations                                              Payments Due By Period
----------------------------------------------------------------------------------------------------------------------
               (Dollars in thousands)                       Less Than          1 to 3          4 to 5          Over 5
                                               Total          1 Year            Years           Years           Years
                                             --------       ----------        --------         -------         -------
             Senior secured term loan:

               As of December 31, 2004      $76,750           $9,700          $67,050               -               -


                  As of March 31, 2005       $68,750           $9,800         $58,950               -               -


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

     Other than described above there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     We are exposed to interest rate risk in connection with our senior secured term loan and borrowings under our revolving credit facility, which bear interest floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.

     As of March 31, 2005, we had $68.8 million of variable rate debt represented by borrowings under our senior secured term loans at an interest rate of 5.10% of which $37.5 million was swapped for fixed rate debt at an interest rate of 5.16%. Based on the balance outstanding under the credit facility as of March 31, 2005 and the swap agreement, an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $0.3 million on an annual basis. The fair value of the interest rate swap agreement was $0.4 million at March 31, 2005.

     Other than described above there have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures
--------------------------------

As of March 31, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II      OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6.  Exhibits
-----------------

     (a)  Exhibits
          --------

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

      10.6 Form of Nonqualified Stock Option Agreement Under the Orthofix International N.V. 2004 Long Term Incentive Plan.

      10.7 Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Orthofix International N.V. 2004 Long Term Incentive Plan.

      10.8 Employment Agreement, dated as of April 15, 2005, between Orthofix International N.V. and Charles W. Federico (filed as an exhibit to the Company's current report on Form 8-K filed April 18, 2005 and incorporated herein by reference).

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

      21.1 Subsidiaries of the Company (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

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

                                       ORTHOFIX INTERNATIONAL N.V.


Date:  May 4, 2005                     By:    /s/ CHARLES W. FEDERICO
                                             -----------------------------------
                                             Name:  Charles W. Federico
                                             Title: Chief Executive Officer and
                                                    President

Date:  May 4, 2005                     By:    /s/ THOMAS HEIN
                                             -----------------------------------
                                             Name:  Thomas Hein
                                             Title: Chief Financial Officer