Form 10-Q
period 2005-06-30
ORTHOFIX INTERNATIONAL N V
filed 2005-08-05
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 0-19961

                           ORTHOFIX INTERNATIONAL N.V.
             (Exact name of registrant as specified in its charter)

        Netherlands Antilles                                  N/A
----------------------------------------      ----------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

         7 Abraham de Veerstraat
                 Curacao
          Netherlands Antilles                                N/A
----------------------------------------      ----------------------------------
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

As of August 2, 2005, 15,980,908 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                            Page

PART I    FINANCIAL INFORMATION................................................3
   Item 1.  Condensed Financial Statements.....................................3
   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................17
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........28
   Item 4.  Controls and Procedures...........................................28
PART II   OTHER INFORMATION...................................................29
   Item 1.  Legal Proceedings.................................................29
   Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds........29
   Item 4.  Submission of Matters to a Vote of Security Holders...............30
   Item 6.  Exhibits..................................................... ....31
SIGNATURES....................................................................34



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

     PART I       FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

  (U.S. Dollars, in thousands except share data)                    June 30,     December 31,
                                                                      2005           2004
                                                                 -------------  -------------
Assets                                                            (Unaudited)      (Note 2)
Current assets:
  Cash and cash equivalents..................................     $    20,145    $    25,944
  Restricted cash............................................           9,571         14,302
  Trade accounts receivable, net.............................          82,215         75,321
  Inventories................................................          33,234         32,895
  Deferred income taxes......................................           3,948          4,130
  Prepaid expenses and other current assets..................          12,391         10,000
                                                                 -------------  -------------
Total current assets.........................................         161,504        162,592
Securities and other investments.............................           4,082          4,082
Property, plant and equipment, net...........................          19,041         18,326
Patents and other intangible assets, net.....................          68,157         70,627
Goodwill, net................................................         166,392        169,329
Other long-term assets ......................................           5,205          6,144
                                                                 -------------  -------------
  Total assets...............................................     $   424,381    $   431,100
                                                                 =============  =============
Liabilities and shareholders' equity
Current liabilities:

  Bank borrowings............................................     $        69    $        76
  Current portion of long-term debt..........................          10,302         10,057
  Trade accounts payable.....................................           9,748          9,507
  Other current liabilities..................................          20,408         25,745
                                                                 -------------  -------------
  Total current liabilities..................................          40,527         45,385
Long-term debt...............................................          50,917         67,249
Deferred income taxes........................................          16,812         17,555
Other long-term liabilities..................................           1,270          3,739
                                                                 -------------  -------------
  Total liabilities..........................................         109,526        133,928
                                                                 -------------  -------------

Contingencies (Note 16)
Shareholders' equity:

  Common shares (15,926,451 and 15,711,943 shares issued
   at June 30, 2005 and December 31, 2004, respectively).....           1,593          1,572
  Additional paid-in capital.................................         103,787         98,388
  Retained earnings..........................................         202,257        182,073
  Accumulated other comprehensive income.....................           7,218         15,139
                                                                 -------------  -------------
  Total shareholders' equity.................................         314,855        297,172
                                                                 -------------  -------------
Total liabilities and shareholders' equity                        $   424,381    $   431,100
                                                                 =============  =============

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                         Three Months Ended              Six Months Ended
                                                     ---------------------------   ---------------------------
(Unaudited, U.S. Dollars, in thousands except
share and per share data)                                2005           2004           2005           2004
                                                     ------------   ------------   ------------   ------------
Net sales............................................    $79,540        $70,794       $157,228       $141,533
Cost of sales........................................     20,775         19,697         41,671         39,243
                                                     ------------   ------------   ------------   ------------
    Gross profit.....................................     58,765         51,097        115,557        102,290
Operating expenses
    Sales and marketing..............................     28,799         25,638         56,397         51,774
    General and administrative.......................      8,703          7,418         17,379         14,667
    Research and development.........................      2,869          2,694          5,808          6,010
    Amortization of intangible assets................      1,661          1,813          3,289          3,145
    KCI litigation costs.............................        163            332            505            704
                                                     ------------   ------------   ------------   ------------
                                                          42,195         37,895         83,378         76,300
                                                     ------------   ------------   ------------   ------------
    Total operating income ..........................     16,570         13,202         32,179         25,990

 Interest expense, net...............................     (1,251)        (1,370)        (2,561)        (2,899)
 Other income (expense), net.........................       (608)          (173)         1,435             17
 Gain (loss) in joint venture, net...................          -           (180)             -            225
                                                     ------------   ------------   ------------   ------------
     Income before income tax........................     14,711         11,479         31,053         23,333
Income tax expense...................................     (5,306)        (3,604)       (10,869)        (7,114)
                                                     ------------   ------------   ------------   ------------

     Net income .....................................     $9,405         $7,875        $20,184        $16,219
                                                     ------------   ------------   ------------   ------------

Net income per common share - basic..................      $0.59          $0.52          $1.28          $1.07
                                                     ------------   ------------   ------------   ------------

Net income per common share - diluted................      $0.58          $0.50          $1.24          $1.02
                                                     ------------   ------------   ------------   ------------

Weighted average number of common shares -  basic....
                                                      15,872,638     15,276,961     15,828,686     15,158,409
                                                     ------------   ------------   ------------   ------------


Weighted average number of common shares - diluted... 16,294,098     15,872,346     16,228,849     15,826,981
                                                     ------------   ------------   ------------   ------------

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(U.S. Dollars, in thousands except share data)                       2005           2004
                                                                 ------------   ------------
Cash flows from operating activities:
  Net income..................................................    $   20,184     $   16,219
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................         7,215          7,181
  Deferred royalty income.....................................        (2,443)            --

  Provision for doubtful accounts.............................         2,104          2,133
  Loss on equity investments..................................            --            609
  Tax benefit on non-qualified stock options..................         1,162          3,457
  Deferred taxes..............................................          (561)        (1,136)
  Loss (Gain) on sale of assets and investments...............            39         (1,566)
  Other ......................................................            66          1,072
  Change in operating assets and liabilities:
  Restricted cash.............................................         4,731        (16,201)
  Accounts receivable.........................................       (11,637)        (5,205)
  Inventories.................................................        (1,501)        (1,286)
  Prepaid expenses and other..................................        (2,635)        (1,082)
  Accounts payable............................................           772         (1,718)
  Current liabilities.........................................        (4,423)        (2,495)
                                                                 ------------   ------------
Net cash provided by (used in) operating activities...........        13,073            (18)
                                                                 ------------   ------------

Cash flows from investing activities:
  Investments in affiliates and subsidiaries..................            --         (2,081)
  Proceeds from sale of assets................................            --          1,578
  Capital expenditures........................................        (6,101)        (7,758)
  Proceeds from sale of joint venture.........................            --          1,300
  Other.......................................................            --            440
                                                                 ------------   ------------
Net cash used in investing activities.........................        (6,101)        (6,521)
                                                                 ------------   ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock..................         3,964          7,135
  Payment of debt issuance costs..............................            --           (529)
  Net repayment of loans and borrowings.......................       (16,094)        (3,705)
                                                                 ------------   ------------
Net cash (used in) provided by financing activities...........       (12,130)         2,901
                                                                 ------------   ------------
Effect of exchange rate changes on cash.......................          (641)          (117)
                                                                 ------------   ------------
Net decrease in cash and cash equivalents.....................        (5,799)        (3,755)
Cash and cash equivalents at the beginning of the year........        25,944         31,356
                                                                 ------------   ------------
Cash and cash equivalents at the end of the period............    $   20,145     $   27,601
                                                                 ------------   ------------

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

NOTE 2:     BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 3:     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2005 presentation. The reclassifications have no effect on previously reported net income or shareholders' equity.

NOTE 4:     RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment", a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 (R) also supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revision will require companies to recognize compensation costs based on the fair value of the equity or liability instruments issued and to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow as reported in the accompanying consolidated statements of cash flows. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise their options), the amount of operating cash flows recognized in the six months ended June 30, 2005 and 2004 for such excess tax distributions were $1.2 million and $3.5 million, respectively. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

     In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123 (R). The new rule allows for companies to adopt the provisions of SFAS 123 (R) beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company currently expects to adopt SFAS 123 (R) effective January 1, 2006 using the "modified prospective" method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123 (R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123 (R). The Company is currently evaluating the different valuation methods available to determine the fair market value of the Company's stock options and therefore is unable to estimate the impact of this new standard.


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

     Inventories were as follows:

                                                     June 30,       December 31,
     (In thousands)                                    2005             2004
                                                  -------------    -------------

     Raw materials                                      $6,709           $6,456
     Work-in-process                                     3,184            2,445
     Finished goods                                     13,219           14,823
     Field inventory (as described above)                5,613            5,346
     Consignment inventory                               8,618            7,835
     Less reserve for obsolescence                      (4,109)          (4,010)
                                                  -------------    -------------
                                                       $33,234          $32,895
                                                  =============    =============


NOTE 6:     GOODWILL

     The change in the net carrying value of goodwill for the period ended June 30, 2005 is as follows:

(In thousands)
                                        Americas      America    International
                                        Orthofix        Breg        Orthofix       Total
                                      ------------  -----------  -------------  -----------
At December 31, 2004                      $32,952      $91,762        $44,615     $169,329
Foreign Currency                                -            -         (2,937)      (2,937)
                                      ------------  -----------  -------------  -----------
At June 30, 2005                          $32,952      $91,762        $41,678     $166,392
                                      ============  ===========  =============  ===========


NOTE 7:     LONG TERM DEBT


                                                     June 30,       December 31,
     (In thousands)                                    2005             2004
                                                  -------------    -------------
     Long-term obligations                             $60,750          $76,750
     Other loans                                           469              556
                                                  -------------    -------------
                                                        61,219           77,306
     Less current portion                              (10,302)         (10,057)
                                                  -------------    -------------
                                                       $50,917          $67,249
                                                  =============    =============


     Long-term debt primarily consists of a senior secured bank facility, as amended, entered into by Colgate Medical Limited ("Colgate", or the "Borrower"), concurrent with the closing of the Breg acquisition. At June 30, 2005 and December 31, 2004 this senior secured bank facility had outstanding borrowings, included in long-term obligations, of $60.8 million and $76.8 million, respectively. The senior secured bank facility provides for (1) a five-year amortizing term loan of $110 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15 million, which was not drawn on as of June 30, 2005. This obligation has a floating interest rate of LIBOR or prime rate plus a margin. The current interest rate is LIBOR plus 2.00%, which is adjusted quarterly based on the Borrower's leverage ratio.

     In May 2004, the Company entered into a three year fully amortizable interest rate swap agreement (the "Swap"). Under the Swap, the Company pays a fixed rate of 3.16% and receives interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of June 30, 2005 the interest rate on the debt related to the Swap was 5.16% (3.16% plus a margin of 2.00%). The effective interest rate, including the impact of the Swap, as of June 30, 2005 on the senior secured debt was 5.13%.

     In conjunction with obtaining the senior secured bank facility and the amendment thereto, the Company incurred debt issuance costs of $3.6 million. As of June 30 2005, $2.4 million of unamortized debt issuance costs was recorded in other long-term assets.

NOTE 8:  COMMON SHARES

     For the six months ended June 30, 2005, the Company issued 214,508 shares of common stock upon the exercise of outstanding stock options and warrants for proceeds of $4.0 million.

NOTE 9:  COMPREHENSIVE INCOME


         Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge. The components of and changes in other comprehensive income (loss) are as follows:

                                             Foreign         Fair Value        Accumulated
                                            Currency             of               Other
                                           Translation      Derivatives,      Comprehensive
                                           Adjustments       net of tax       Income/(Loss)
                                           ------------     ------------      -------------
Balance at December 31, 2004                   $15,047             $ 92            $15,139
    Unrealized gain on derivative
       instrument, net of tax of $36                --               85                 85
    Foreign currency translation               (8,006)               --            (8,006)
          adjustment                       ------------     ------------      -------------
Balance at June 30, 2005                        $7,041             $177             $7,218
                                           ============     ============      =============



(In thousands)                          Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                    ----------------------  --------------------
                                       2005        2004         2005     2004
                                    ----------  ----------  ---------- ---------
Net income                             $9,405      $7,875     $20,184   $16,219

Other comprehensive income:
  Unrealized (loss) gain on
       derivative instrument (See
       Note 15)                          (91)          70          85        70
  Foreign currency translation
       adjustment                     (4,546)       (714)     (8,006)     (810)
                                    ----------  ----------  ---------- ---------
Total comprehensive income             $4,768      $7,231     $12,263   $15,479
                                    ----------  ----------  ---------- ---------


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

Americas Orthofix
         Americas Orthofix operation ("Americas") consists of operations in the United States, excluding Breg, as well as operations in Mexico, Brazil, and Puerto Rico. The Americas uses both direct and distributor sales representatives to sell to hospitals, doctors, and other healthcare providers in the Americas market.

Americas Breg
     Americas Breg operation ("Breg") consists of Breg, Inc., which was acquired December 30, 2003. Breg, based in Vista, California, designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international distributors and affiliates.

International Orthofix
     International Orthofix operation ("International") consists of operations which are located in the rest of the world as well as independent distributors. International uses both direct and distributor sales representatives to sell to hospitals, doctors, and other healthcare providers.

Group Activities
     Group Activities are comprised of the Parent's operating expenses and identifiable assets.

     For the three month period ended June 30:

                                   External Sales          Intersegment Sales
                                ----------------------    ---------------------
     (In thousands)               2005        2004          2005        2004
                                ----------  ----------    ----------  --------
     Americas Orthofix            $35,878     $31,134         $534       $430
     Americas Breg                 17,391      16,412           89         93
     International Orthofix        26,271      23,248       14,132     14,301
                                ----------  ----------    ----------  --------
     Total                        $79,540     $70,794      $14,755    $14,824
                                ==========  ==========    ==========  ========

     For the six month period ended June 30:

                                   External Sales          Intersegment Sales
                                ----------------------    ---------------------
     (In thousands)               2005        2004          2005        2004
                                ----------  ----------    ----------  --------
     Americas Orthofix            $69,642     $60,927       $1,004       $843
     Americas Breg                 35,385      33,271          263         93
     International Orthofix        52,201      47,335       28,903     30,546
                                ----------  ----------    ----------  --------
     Total                       $157,228    $141,533      $30,170    $31,482
                                ==========  ==========    ==========  ========

     For the three and six month periods ended June 30:

                                     Three Months Ended       Six Months Ended
     Operating Income (Expense)           June 30,                June 30,
                                  ----------------------  ----------------------
     (In thousands)                  2005       2004         2005        2004
                                  ----------- ----------  ---------  -----------
     Americas Orthofix               $9,123     $7,415     $16,720    $13,507
     Americas Breg                    2,453      2,224       5,347      4,528
     International Orthofix           6,748      5,292      13,508     10,566
     Group Activities               (1,511)    (1,021)     (2,851)    (2,083)
     Eliminations                     (243)      (708)       (545)      (528)
                                  ----------- ----------  ---------  -----------
     Total                          $16,570    $13,202     $32,179    $25,990
                                  =========== ==========  =========  ===========

     Sales by Market Sector For Information Purposes Only:

                                          Sales by Market Sector
                            for the three month period ended June 30, 2005
                       ---------------------------------------------------------
                         Americas                   International
 (In thousands)          Orthofix    Americas Breg    Orthofix         Total
                       -----------  --------------  -------------  -------------
Orthopedic
  Spine                   $25,263     $         -   $       (40)        $25,223
  Reconstruction            2,149          17,391         12,174         31,714
  Trauma                    8,089               -          8,513         16,602
                       -----------  --------------  -------------  -------------
Total Orthopedic           35,501          17,391         20,647         73,539

Non-Orthopedic                377               -          5,624          6,001
                       -----------  --------------  -------------  -------------

Total                     $35,878         $17,391        $26,271        $79,540
                       ===========  ==============  =============  =============



                                          Sales by Market Sector
                            for the three month period ended June 30, 2004
                       ---------------------------------------------------------
                         Americas                   International
 (In thousands)          Orthofix    Americas Breg    Orthofix         Total
                       -----------  --------------  -------------  -------------
Orthopedic
  Spine                   $20,197         $     -   $         41        $20,238
  Reconstruction            1,781          16,391         10,982         29,154
  Trauma                    8,973              21          7,137         16,131
                       -----------  --------------  -------------  -------------
Total Orthopedic           30,951          16,412         18,160         65,523

Non-Orthopedic                183               -          5,088          5,271
                       -----------  --------------  -------------  -------------

Total                     $31,134         $16,412        $23,248        $70,794
                       ===========  ==============  =============  =============

                                          Sales by Market Sector
                             for the six month period ended June 30, 2005
                       ---------------------------------------------------------
                         Americas                   International
 (In thousands)          Orthofix    Americas Breg    Orthofix         Total
                       -----------  --------------  -------------  -------------
Orthopedic
  Spine                   $48,330         $     -    $       69         $48,399
  Reconstruction            4,242          35,385        24,675          64,302
  Trauma                   16,326               -        16,330          32,656
                       -----------  --------------  -------------  -------------
Total Orthopedic           68,898          35,385        41,074         145,357

Non-Orthopedic                744               -        11,127          11,871
                       -----------  --------------  -------------  -------------

Total                     $69,642         $35,385       $52,201        $157,228
                       ===========  ==============  =============  =============




                                          Sales by Market Sector
                             for the six month period ended June 30, 2004
                       ---------------------------------------------------------
                         Americas                   International
 (In thousands)          Orthofix    Americas Breg    Orthofix         Total
                       -----------  --------------  -------------  -------------
Orthopedic
  Spine                   $39,784         $     -    $       74         $39,858
  Reconstruction            3,496          33,051        22,707          59,254
  Trauma                   17,288             220        13,930          31,438
                       -----------  --------------  -------------  -------------
Total Orthopedic           60,568          33,271        36,711         130,550

Non-Orthopedic                359               -        10,624          10,983
                       -----------  --------------  -------------  -------------
Total                     $60,927         $33,271       $47,335        $141,533
                       ===========  ==============  =============  =============




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

NOTE 13: EARNINGS PER SHARE

     For the six month periods ended June 30, 2005 and 2004, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the share numbers (the denominators) in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, `Earnings Per Share':

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                ------------------------------     --------------------------------
                                                    2005             2004              2005              2004
                                                -------------    -------------     -------------    ---------------

Weighted average common shares - basic            15,872,638       15,276,961        15,828,686         15,158,409
Effect of dilutive securities:
          Stock options                              421,460          595,385           400,163            668,572
                                                -------------    -------------     -------------    ---------------
Weighted average common shares - diluted          16,294,098       15,872,346        16,228,849         15,826,981
                                                =============    =============     =============    ===============


     The Company did not include 200,000 and 550,000 options in the diluted shares outstanding calculation for the three and six month periods ended June 30, 2005 because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of our common stock during the period. For the three and six month periods ended June 30, 2004, the Company did not include 200,000 options in the diluted shares outstanding calculations because their inclusion would have been antidilutive or because their exercise price exceeded the average market price for our common stock during the period.

NOTE 14: STOCK BASED COMPENSATION

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 "Accounting for Stock Issued to Employees." For the three and six month periods ended June 30, 2005, $87,000 and $174,000, respectively, of compensation expense was recognized relating to options granted at exercise prices lower than the fair market value of the underlying stock on the date of grant compared to $90,000 and $180,000 for the same periods of the prior year, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosure and Amendment of FASB Statement No. 123", the Company has provided the Company's pro forma net income and net income per common share for the three and six month periods ended June 30, 2005 and June 30, 2004 as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                         Three Months Ended    Six Months Ended
                                              June 30,            June 30,
(In thousands, except per share data)     2005       2004       2005     2004
                                        ---------  --------- --------- ---------

Net income
     As reported                          $9,405     $7,875   $20,184   $16,219
     Add: Stock-based employee
       compensation expense included
       in reported net income, net
       of related tax effects                 87         90       174       180
  Less: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards net of tax                     (662)      (405)   (1,282)     (847)
                                        ---------  --------- --------- ---------

     Pro forma                            $8,830     $7,560   $19,076   $15,552

Net income per common share - basic
     As reported                           $0.59      $0.52     $1.28     $1.07
     Pro forma                             $0.56      $0.49     $1.21     $1.03

Net income per common share - diluted
     As reported                           $0.58      $0.50     $1.24     $1.02
     Pro forma                             $0.54      $0.48     $1.18     $0.98

NOTE 15: DERIVATIVE INSTRUMENT

     In May 2004, the Company entered into a three year fully amortizable interest rate swap agreement (the "Swap") to manage its interest rate exposure related to a portion of the Company's $110.0 million credit facility entered into on December 30, 2003. The Swap has a notional amount of $50.0 million and expires on June 27, 2007. The amount outstanding under the Swap as of June 30, 2005 was $33.3 million. Under the Swap, the Company pays a fixed rate of 3.16% and receives interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.

     The Swap is designated as a cash flow hedge and, at June 30, 2005, is determined to be effective. At June 30, 2005, the fair value of the derivative was approximately $253,000 and has been included in prepaid expenses and other current assets. The net unrealized loss of approximately $91,000, net of a tax benefit of $39,000, has been included in other comprehensive income for the three month period ended June 30, 2005. The net unrealized gain of approximately $85,000, net of tax of $36,000, has been included in the other comprehensive income for the six month period ended June 30, 2005. The fair value of the Swap is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date.

NOTE 16: CONTINGENCIES

Litigation

     The Company is subject to the contingencies discussed below:

     Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System product, breach of contract, unfair competition and is seeking damages. KCI has filed counterclaims alleging inequitable conduct by Novamedix before the United States Patent and Trademark Office, fraud and unfair competition. KCI withdrew several of its counterclaims, but continues to assert affirmative defenses contending that the patents are invalid, unenforceable, and not infringed. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by the Company. A portion of any amounts received by the Company will be payable to former owners of Novamedix under the original purchase agreement. The U.S. District Court in San Antonio, Texas recently denied certain motions filed by KCI that would have disposed of the case without a trial. The case is currently set for trial to begin on Monday, January 9, 2006.

     On September 29, 2004, Triage Medical Inc. ("Triage") filed an action against Orthofix International N.V. That action, which the Company removed to federal court, is entitled Triage Medical Inc. vs. Orthofix International N.V., Case No: SACV04-1377 JVS. Triage contended that the Company agreed to negotiate an acquisition of Triage, and as a part of the acquisition process, to make an unconditional $2.0 million escrow payment to Triage. Triage contended further that the Company terminated the acquisition process and failed to make the payment as a result of which Triage was damaged. The Company answered the complaint denying any liability and pleading certain defenses. On July 12, 2005, Triage and the Company engaged in mediation proceedings at which the parties agreed to resolve the action against the Company and to dismiss the lawsuit with prejudice. The settlement amount of $350,000 was fully accrued in the second quarter.

     In addition, the Company, in the normal course of its business, is involved in various legal proceedings or claims from time to time.

     Although management cannot predict the outcome of any proceedings or claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial position but may be material to the Company's results of operations or cash flows in the period in which such proceedings or claims are resolved.

Concentrations of credit risk

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 17: SUBSEQUENT EVENTS

     On July 20, 2005 the Finance Bill of 2005 was enacted in the United Kingdom. The Company has determined this new legislation will increase its tax liability in the United Kingdom. The Company is in the process of quantifying the impact, but has determined its effective tax rate will increase over the remainder of 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three and six months ended June 30, 2005 compared to our results of operations for the three and six months ended June 30, 2004. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.

General

     We are a diversified orthopedic products company offering a broad line of minimally invasive surgical, as well as non-surgical, products for the spine, reconstruction and trauma Market Sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, non-invasive electrical bone growth stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include a device for enhancing venous circulation, cold therapy, other pain management products, bone cement and devices for removal of the bone cement used to fix artificial implants, a bone substitute compound and airway management products.

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

     We manage our operations as three business segments: Americas Orthofix, Americas Breg and International Orthofix. Americas Orthofix consists of operations in the United States, excluding Breg, as well as operations in Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg's domestic and independent international distributor operations. International Orthofix consists of operations which are located in the rest of the world as well as independent export distribution operations. Group Activities are comprised of the Parent's operating expenses and identifiable assets.

Segment and Market Sector Revenues

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are made into three Market Sectors, Spine, Reconstruction, and Trauma, which together accounted for 93% of our total net sales in the three and six months ended June 30, 2005 and 93% and 92% of our total net sales in the three and six months ended June 30, 2004, respectively. Sales of non-orthopedic products, including the airway management products for use during anesthesia, woman's care and other products, accounted for 7% of our total net sales in the three and six months ended June 30, 2005 and 7% and 8% of our total net sales in the three and six months ended June 30, 2004, respectively.

     The following tables display the net sales by business segment and net sales by Market Sectors for the three and six months ended June 30, 2005 and 2004. We provide net sales by Market Sector for information purposes only. We keep our books and records and account for net sales, cost of sales and expenses by business segment.


     Business Segment:

                                     Three Months Ended June 30,
(In US$ thousands)                2005                        2004
                        ------------------------   -------------------------
                                     Percent of                  Percent of
                                      Total Net                   Total Net
                        Net Sales       Sales      Net Sales        Sales
                        ---------- -------------   ----------  -------------
Americas Orthofix         $35,878        45%         $31,134         44%

Americas Breg              17,391        22%          16,412         23%

International Orthofix     26,271        33%          23,248         33%
                        ---------- -------------   ----------  -------------
Total                     $79,540       100%         $70,794        100%
                        ========== =============   ==========  =============



                                      Six Months Ended June 30,
(In US$ thousands)               2005                        2004
                        ------------------------   --------------------------
                                     Percent of                  Percent of
                                      Total Net                   Total Net
                        Net Sales       Sales      Net Sales        Sales
                        ---------- -------------   ----------  --------------
Americas Orthofix         $69,642        44%         $60,927            43%

Americas Breg              35,385        23%          33,271            24%

International Orthofix     52,201        33%          47,335            33%
                        ---------- -------------   ----------  --------------

Total                    $157,228       100%        $141,533           100%
                        ========== =============   ==========  ==============

     Market Sector:

                                     Three Months Ended June 30,
(In US$ thousands)                2005                        2004
                        ------------------------   -------------------------
                                     Percent of                  Percent of
                                      Total Net                   Total Net
                        Net Sales       Sales      Net Sales        Sales
                        ---------- -------------   ----------  -------------
Orthopedic
  Spine                   $25,223            32%     $20,238             29%
  Reconstruction           31,714            40%      29,154             41%
  Trauma                   16,602            21%      16,131             23%
                        ---------- -------------   ----------  -------------
Total Orthopedic           73,539            93%      65,523             93%

Non-Orthopedic              6,001             7%       5,271              7%
                        ---------- -------------   ----------  -------------

Total                     $79,540           100%     $70,794            100%
                        ========== =============   ==========  =============


                                      Six Months Ended June 30,
(In US$ thousands)                2005                        2004
                        ------------------------   -------------------------
                                     Percent of                  Percent of
                                      Total Net                   Total Net
                        Net Sales       Sales      Net Sales        Sales
                        ---------- -------------   ----------  -------------
Orthopedic
  Spine                   $48,399            31%     $39,858             28%
  Reconstruction           64,302            41%      59,254             42%
  Trauma                   32,656            21%      31,438             22%
                        ---------- -------------   ----------  --------------
Total Orthopedic           145,357           93%     130,550             92%

Non-Orthopedic             11,871             7%      10,983              8%
                        ---------- -------------   ----------  --------------

Total                    $157,228           100%    $141,533            100%
                        ========== =============   ==========  ==============

     The following table presents certain items from our statements of operations as a percentage of net sales for the periods indicated:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      -------------------  -------------------
                                         2005     2004         2005     2004
                                         ----     ----         ----     ----
                                          (%)     (%)           (%)     (%)

Net sales...........................      100      100         100       100
Cost of sales.......................       26       28          27        28
Gross profit........................       74       72          73        72
Operating expenses
  Sales and marketing ..............       36       36          36        37
  General and administrative........       11       10          11        10
  Research and development..........        4        4           4         4
  Amortization of intangible assets.        2        3           2         2
  KCI litigation costs.............        --       --          --         1
Total operating income..............       21       19          20        18
Net income..........................       12       11          13        11



     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Sales by Business Segment:

     Net sales increased 11% to $157.2 million for the first six months of 2005 compared to $141.5 million for the first six months of 2004. The impact of foreign currency increased sales by $1.9 million, or 1.2%, during the first six months of 2005 as compared to the first six months of 2004.

     Net sales in Americas Orthofix (the "Americas"), primarily in the United States, increased to $69.6 million in the first six months of 2005 compared to $60.9 million in the first six months of 2004, an increase of 14%. The Americas represented 44% of total net sales during the first six months of 2005 and 43% of total net sales for the first six months of 2004. The increase in sales was primarily the result of a 21% increase in sales in the spine Market Sector attributable to sales of Cervical-Stim(R) which was approved by the FDA in December 2004. The Americas Trauma market sector decreased 6% in the first six months of 2005 as compared to the same period in the prior year. This decrease is attributable to a decline in external fixation sales and the cannibalization of some stimulation sales, previously recorded in the Trauma market sector, by the recent introduction of the Cervical-Stim(R). In the Americas Trauma market sector, external fixation devices are sharing the market for treatment of difficult fractures with alternatives such as plating and nailing. Recognizing this trend, we have introduced the contour plate for distal radius fractures and anticipate the introduction of other internal fixation products to our Americas Trauma product line. The following table illustrates net sales by market sector in the Americas:

                                  Net Sales for the
                              Six Months Ended June 30,
                       ---------------------------------------
(In US$ thousands)            2005                 2004                Growth
                       -------------------  ------------------        --------
Orthopedic
    Spine                         $48,330              $39,784           21%
    Reconstruction                  4,242                3,496           21%
    Trauma                         16,326               17,288           -6%
                       -------------------  ------------------
Total Orthopedic                   68,898               60,568           14%

Non-Orthopedic                        744                  359          107%
                       -------------------  ------------------
Americas Orthofix                 $69,642              $60,927           14%
                       ===================  ==================


     Net sales in Americas Breg ("Breg"), increased $2.1 million to $35.4 million for the first six months of 2005 compared to $33.3 million for the first six months of 2004, an increase of 6%. The increase in sales was primarily due to the sale of Breg bracing products which increased 9% from the first six months of 2005. During the first six months of 2005, Breg experienced delays in the introduction of several new products which affected its expected overall growth rate. In response, Breg recently introduced the new Fusion(TM) XT knee brace and Polar Care(R) Lite 500 products.

     Net sales in International Orthofix ("International") increased 10% to $52.2 million in the first six months of 2005 compared to $47.3 million in first six months of 2004. The factors that led to this increase were increased sales of external fixation products and continued strength in sales of the ISKD, internal limb-lengthening device and the PC.C.P hip fracture fixation system. The impact of foreign currency increased International Orthofix sales by $1.8 million during the first six months of 2005 as compared to the first six months of 2004. The following table illustrates net sales by market sector in
International:



                                  Net Sales for the
                              Six Months Ended June 30,
                       ---------------------------------------
(In US$ thousands)            2005                 2004                Growth
                       -------------------  ------------------        --------
Orthopedic
    Spine                             $69                  $74           -7%
    Reconstruction                 24,675               22,707            9%
    Trauma                         16,330               13,930           17%
                       -------------------  ------------------
Total Orthopedic                   41,074               36,711           12%

Non-Orthopedic                     11,127               10,624            5%
                       -------------------  ------------------
International Orthofix            $52,201              $47,335           10%
                       ===================  ==================


Sales by Market Sector:

     Net sales of spine products increased 21% to $48.4 million in the six months of 2005 compared to $39.9 million in the first six months of 2004. As discussed above, the increase is primarily due to sales of Cervical-Stim(R) which was approved by the FDA in December 2004 and began selling in January 2005.

     Sales of our reconstruction products increased 9% to $64.3 million in the first six months of 2005 compared to $59.3 million in the first six months of 2004. The increase in this market sector was attributable to sales of our external fixation products used in reconstruction applications which increased 13% and to sales of the Breg products which increased 8% worldwide.

     Sales of our trauma products increased 4% to $32.7 million in the first six months of 2005, compared to $31.4 million in the first six months of 2004. This market sector was positively impacted from an overall 8% growth in sales of external fixation products. Growth in this market sector was negatively impacted by a decrease of 6% in sales of stimulation products used for long bone applications including the effect of cannibalization of some stimulation sales previously recorded in this market sector by Cervical-Stim(R), as discussed above.

     Sales of our non-orthopedic products grew 8% to $11.9 million in the first six months of 2005 compared to $11.0 million in the first six months of 2004. The increase was primarily due to an increase in sales of woman's care and other products. This increase was partially offset by a decrease in sales of airway management products due to the introduction of a new single-use version of the Laryngeal Mask which has a lower selling price than reusable Laryngeal Mask products.

Gross Profit - Our gross profit increased 13% to $115.6 million in the first six months of 2005, from $102.3 million in the first six months of 2004. The increase was primarily due to the increase of 11% in net sales. Gross profit as a percent of net sales in the first six months 2005 was 73.5% compared to 72.3% in the first six months of 2004, which was a result of a favorable product mix resulting from higher sales of higher margin stimulation products and higher gross margins at Breg as a result of moving manufacturing facilities to Mexico. Gross profit in the first six months of 2004 was negatively impacted by a non-recurring charge of $0.5 million from purchase accounting for the step-up in value of acquired Breg inventory.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $4.6 million to $56.4 million in the first six months of 2005 compared to $51.8 million in the first six months of 2004, an increase of 9% on a net sales increase of 11% over the same period. Sales and marketing expense as a percent of net sales decreased to 35.9% in the first six months of 2005 from 36.6% in the first six months of 2004. Sales and marketing expense as a percent of net sales benefited from a product mix that included higher stimulation sales in the first six months of 2005 when compared to the first six months of 2004. Stimulation sales generally incur less commission expense than our other key products. We also experienced an increase in the collectibility of doubtful accounts for the first six months of 2005 when compared to the same period of the prior year which reduced bad debt expense as a percent of net sales for the current period.

General and Administrative Expense - General and administrative expense increased $2.7 million in the first six months of 2005 to $17.4 million compared to $14.7 million in the first six months of 2004. This increase is primarily attributable to costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, legal costs, and higher employee benefit costs in the United States. General and administrative expense as a percent of net sales was 11% for the first six months of 2005 compared to 10% for the first six months of 2004.

Research and Development Expense - Research and development expense decreased $0.2 million in the first six months of 2005 to $5.8 million compared to $6.0 million in the first six months of 2004 and remained constant as a percent of net sales at 4% in 2005 compared to 2004.

Amortization of Intangible Assets - Amortization of intangible assets was $3.3 million in the first six months of 2005 compared to $3.1 million for the first six months of 2004.

KCI Litigation Costs - Litigation costs for our case against Kinetics Concepts Inc. ("KCI") (further described in Note 16 "Contingencies" of Item 1, "Condensed Financial Statements"), was $0.5 million in the first six months of 2005, compared to $0.7 million in the first six months of 2004.

Interest Expense, net - Interest expense was $2.6 million in the first six months of 2005 compared to $2.9 million in the first six months of 2004. We incurred interest expense on borrowings under our senior secured term loan of approximately $2.5 million which included the amortization of debt placement costs. The reduction in interest expense in the first six months of 2005 when compared to the same period of 2004 is a result of a decrease in the borrowing amount under our senior secured term loan, partially offset by a rise in interest rates and the increase in amortization of debt placement costs.

Other Income, net - Other income, net was income of $1.4 million in the first six months of 2005 compared to income of $17,000 in the first six months of 2004. Other income for the first six months of 2005 was attributable to $2.4 million of deferred royalty income resulting from the conclusion of the BoneSource agreement with Stryker which was partially offset by $0.9 million of foreign currency losses. For the first six months of 2004, we sold our interest in a property as part of our plan to consolidate our United Kingdom facilities that resulted in a gain of approximately $0.6 million which was partially offset by foreign exchange losses of $0.5 million.

Gain in Joint Venture, net - No gain or loss in the joint venture was recorded in the first six months of 2005 compared to a gain of $0.2 million in the first six months of 2004 which was a result of the sale of our ownership in the OrthoRx joint venture partially offset by our portion of losses. We have not recorded a gain or loss in the joint venture during 2005 because at December 31, 2004, our investment in OrthoRx, which is accounted for using the equity method of accounting, had been reduced to zero.

Income Tax Expense - Our estimated worldwide effective tax rate was 35.0% and 30.5% during the first six months of 2005 and 2004, respectively. The increase in the expected effective tax rate is due primarily to the non-recurrence of a non-taxable gain on the sale of OrthoRx shares in 2004, which reduced the effective tax rate, and a higher proportion of pretax income being earned in the United States, a higher tax jurisdiction, in 2005 when compared to the same period of the prior year. Due to the enactment of the Finance Bill of 2005 in the United Kingdom on January 20, 2005, we anticipate an increase in our effective tax rate for the remainder of 2005.

Net Income - Net income for the first six months of 2005 was $20.2 million, or $1.28 per basic share and $1.24 per diluted share, compared to $16.2 million, or $1.07 per basic share and $1.02 per diluted share, for the first six months of 2004, an increase in net income of 24%. The weighted average number of basic common shares outstanding was 15,828,686 and 15,158,409 during the first six months of 2005 and 2004, respectively. The weighted average number of diluted common shares outstanding was 16,228,849 and 15,826,981 during the first six months of 2005 and 2004, respectively.

     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30,
2004

Sales by Business Segment:

     Net sales increased 12% to $79.5 million for the second quarter of 2005 compared to $70.8 million for the second quarter of 2004. The impact of foreign currency increased sales by $0.9 million, or 1.1%, during the second quarter of 2005 as compared to the second quarter of 2004.

     Net sales in Americas Orthofix (the "Americas"), primarily in the United States, increased to $35.9 million in the second quarter of 2005 compared to $31.1 million in the second quarter of 2004, an increase of 15%. The Americas represented 45% of total net sales during the second quarter of 2005 and 44% of total net sales for the second quarter of 2004. The increase in sales was primarily the result of a 25% increase in sales in the Spine market sector attributable to sales of Cervical-Stim(R) which was approved by the FDA in December 2004. The Americas Trauma market sector decreased 10% in the second quarter of 2005 as compared to the same period in the prior year. This decrease is attributable to a decline in external fixation sales and the cannibalization of some stimulation sales, previously recorded in the Trauma market sector, by the recent introduction of the Cervical-Stim(R). In the Americas Trauma market sector, external fixation devices are sharing the market for treatment of difficult fractures with alternatives such as plating and nailing. Recognizing this trend, we have introduced the contour plate for distal radius fractures and anticipate the introduction of other internal fixation products to our Americas Trauma product line. The following table illustrates net sales by market sector in the Americas:

                                  Net Sales for the
                             Three Months Ended June 30,
                       ---------------------------------------
(In US$ thousands)            2005                 2004               Growth
                       -------------------  ------------------    --------------
Orthopedic
    Spine                         $25,263              $20,197         25%
    Reconstruction                  2,149                1,781         21%
    Trauma                          8,089                8,973        -10%
                       -------------------  ------------------
Total Orthopedic                   35,501               30,951         15%

Non-Orthopedic                        377                  183        106%
                       -------------------  ------------------
Americas Orthofix                 $35,878              $31,134         15%
                       ===================  ==================



     Net sales in Americas Breg ("Breg"), increased $1.0 million to $17.4 million for the second quarter of 2005 compared to $16.4 million for the second quarter of 2004, an increase of 6%. The increase in sales was primarily due to the sale of Breg bracing products which increased 8% from the second quarter of 2005. During the second quarter of 2005, Breg experienced delays in the introduction of several new products which affected its expected overall growth rate. In response, Breg recently introduced the new Fusion(TM) XT knee brace and Polar Care(R) Lite 500 products.

     Net sales in International Orthofix ("International") increased 13% to $26.3 million in the second quarter of 2005 compared to $23.2 million in second quarter of 2004. The factors that led to this increase were increased sales of external fixation products and continued strength in sales of the PC.C.P hip fracture fixation system. The impact of foreign currency increased International Orthofix sales by $0.8 million during the second quarter of 2005 as compared to the second quarter of 2004. The following table illustrates net sales by market sector in International:



                                  Net Sales for the
                             Three Months Ended June 30,
                       ---------------------------------------
(In US$ thousands)            2005                 2004              Growth
                       -------------------  ------------------    --------------
Orthopedic
    Spine                     $(40)                  $41              -198%
    Reconstruction           12,174               10,982                11%
    Trauma                    8,513                7,137                19%
                       -------------------  ------------------
Total Orthopedic             20,647               18,160                14%

Non-Orthopedic                5,624                5,088                11%
                       -------------------  ------------------
International Orthofix      $26,271              $23,248                13%
                       ===================  ==================


Sales by Market Sector:

     Net sales of spine products increased 25% to $25.2 million in the second quarter of 2005 compared to $20.2 million in the second quarter of 2004. As discussed above, the increase is primarily due to sales of Cervical-Stim(R) which was approved by the FDA in December 2004 and began selling in January 2005.

     Sales of our reconstruction products increased 9% to $31.7 million in the second quarter of 2005 compared to $29.2 million in the second quarter of 2004. The increase of $2.5 million in this market sector was attributable to sales of the Breg products which increased 7%, sales of AV Impulse which increased 9%, sales of external fixation products used in reconstruction applications which increased 6%, sales of ISKD which increased 122% and sales of OSCAR which increased 21%.

     Sales of our trauma products increased 3% to $16.6 million in the second quarter of 2005, compared to $16.1 million in the second quarter of 2004. This Market Sector was positively impacted from an 7% growth in sales of external fixation products and at 40% sales growth in our PC.C.P. hip fracture fixation system. Growth in this Market Sector was negatively impacted by a decrease of 9% in sales of stimulation products used for long bone applications including the effect of cannibalization of some stimulation sales previously recorded in this market sector by Cervical-Stim(R), as discussed above.

     Sales of our non-orthopedic products grew 14% to $6.0 million in the second quarter of 2005 compared to $5.3 million in the second quarter of 2004. The increase was primarily due to an increase in sales of woman's care and other products.

Gross Profit - Our gross profit increased 15% to $58.8 million in the second quarter of 2005, from $51.1 million in the second quarter of 2004. The increase was primarily due to the increase of 12% in net sales. Gross profit as a percent of net sales in the second quarter 2005 was 73.9% compared to 72.2% in the second quarter of 2004, which was a result of a favorable product mix resulting from higher sales of higher margin stimulation products and higher gross margins at Breg as a result of moving manufacturing facilities to Mexico.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $3.2 million to $28.8 million in the second quarter of 2005 compared to $25.6 million in the second quarter of 2004, an increase of 12% on a net sales increase of 12% over the same period. Sales and marketing expense as a percent of net sales remained constant at 36.2% in the second quarter of 2005 as compared to second quarter of 2004.

General and Administrative Expense - General and administrative expense increased $1.3 million in the second quarter of 2005 to $8.7 million compared to $7.4 million in the second quarter of 2004. This increase is primarily attributable to costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, legal costs, and higher employee benefit costs in the United States. General and administrative expense as a percent of net sales was 11% for the second quarter of 2005 compared to 10% for the second quarter of 2004.

Research and Development Expense - Research and development expense increased $0.2 million in the second quarter of 2005 to $2.9 million compared to $2.7 million in the second quarter of 2004 and remained constant as a percent of net sales at 4% in 2005 compared to 2004.

Amortization of Intangible Assets - Amortization of intangible assets was $1.7 million in the second quarter of 2005 compared to $1.8 million for the second quarter of 2004.

KCI Litigation Costs - Litigation costs for our case against Kinetics Concepts Inc. ("KCI") (further described in Note 16 "Contingencies" of Item 1, "Condensed Financial Statements"), was $0.2 million in the second quarter of 2005, compared to $0.3 million in the second quarter of 2004.

Interest Expense, net - Interest expense was $1.3 million in the second quarter of 2005 compared to $1.4 million in the second quarter of 2004. In the second quarter of 2005, we incurred interest expense on borrowings under our senior secured term loan of approximately $1.2 million which included the amortization of debt placement costs. The reduction in interest expense in the second quarter of 2005 when compared to the same period of 2004 is a result of a decrease in the borrowing amount under our senior secured term loan, partially offset by a rise in interest rates and the increase in amortization of debt placement costs.

Other Income (Expense), net - Other income (expense), net was expense of $0.6 million in the second quarter of 2005 compared to expense of $0.2 million in the second quarter of 2004. The increase in expense was due to increased foreign exchange losses resulting from the strengthening during the quarter of the U.S. Dollar against the Euro.

Loss in Joint Venture, net - No gain or loss in the joint venture was recorded in the second quarter of 2005 compared to a loss of $0.2 million in the second quarter of 2004 which was the result of our portion of losses in the OrthoRx joint venture in the quarter. We have not recorded a gain or loss in the joint venture during 2005 because at December 31, 2004, our investment in OrthoRx, which is accounted for using the equity method of accounting, had been reduced to zero.

Income Tax Expense - Our estimated worldwide effective tax rate was 36.1% and 31.4% during the second quarter of 2005 and 2004, respectively. The increase in the expected effective tax rate is due primarily to a higher proportion of pretax income being earned in the United States, a higher tax jurisdiction, in 2005 when compared to the same period of the prior year.

Net Income - Net income for the second quarter of 2005 was $9.4 million, or $0.59 per basic share and $0.58 per diluted share, compared to $7.9 million, or $0.52 per basic share and $0.50 per diluted share, for the second quarter of 2004, an increase in net income of 19%. The weighted average number of basic common shares outstanding was 15,872,638 and 15,276,961 during the second quarter of 2005 and 2004, respectively. The weighted average number of diluted common shares outstanding was 16,294,098 and 15,872,346 during the second quarter of 2005 and 2004, respectively.

Liquidity and Capital Resources

     Cash was $29.7 million at June 30, 2005, of which $9.6 million was subject to certain restrictions under the senior secured credit agreement described below. This compares to $40.2 million at December 31, 2004, of which $14.3 million was subject to certain restrictions under the senior secured credit agreement.

     Net cash provided by operating activities was $13.1 million for the first six months of 2005 compared to $18,000 of cash used in operating activities for the first six months of 2004. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income increased approximately $4.0 million to $20.2 million in the first six months of 2005 from $16.2 million in the first six months of 2004. Non-cash items decreased $4.2 million in the first six months of 2005 compared to the first six months of 2004, primarily as a result of the termination of the BoneSource agreement which reduced deferred royalties. Working capital accounts consumed $14.7 million of cash in the first six months of 2005 compared to the use of $28.0 million in cash during the first six months of 2004 of which $16.2 million resulted from the reclassification of cash as restricted cash. The principal uses of cash for working capital in the first six months of 2005 were increases in accounts receivable to support additional sales and increases in other assets. These uses of cash were partially offset by a decrease in restricted cash. Overall, performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 94 days at June 30, 2005 compared to 95 days at June 30, 2004 and inventory turnover of 2.5 times at June 30, 2005 compared to 2.5 times at June 30, 2004.

     Net cash used in investing activities was $6.1 million during the first six months of 2005, compared to $6.5 million during the first six months of 2004. During the first six months of 2005, we invested $6.1 million in capital expenditures. During the first six months of 2004, we invested $2.1 million in affiliates and subsidiaries including

$1.1 million for the purchase of a Puerto Rican distributor, invested $7.7 million in capital expenditures and received $3.3 million from the sale of certain assets.

     Net cash used in financing activities was $12.1 million in the first six months of 2005 compared to cash provided by financing activities of $2.9 million for the first six months in 2004. In the first six months of 2005, we repaid approximately $16.0 million of principal on a senior secured term loan, which was obtained to help finance the Breg acquisition. We also received proceeds of $4.0 million from the issuance of 214,508 shares of our common stock upon the exercise of stock options and warrants. In the first six months of 2004, we received proceeds of $7.1 million from the issuance of 457,215 shares of our common stock upon the exercise of stock options and warrants. We also had net borrowings of $2.0 million on a line of credit in Italy used to finance working capital. Further, in the first six months of 2004, we repaid approximately $5.5 million against principal on a senior secured term loan obtained to help finance the Breg acquisition and paid $0.5 million for costs associated with obtaining the senior secured term loan, which is being amortized over the term of the credit facility.

     When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million, the proceeds of which were used for partial payment of the purchase price of Breg; and (2) a five-year revolving credit facility of $15.0 million. As of June 30, 2005 and as of August 2, 2005, we had no amounts outstanding under the revolving credit facility and $60.8 million outstanding under the term loan facility. Obligations under the senior secured bank facility have a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 2.00%, which is adjusted quarterly based on Colgate's leverage ratio. In May 2004, we entered into a three year fully amortizable interest rate swap agreement (the "Swap") with a notional amount of $50.0 million and an expiration date of June 27, 2007. The amount outstanding under the Swap as of June 30, 2005 was $33.3 million. Under the Swap we will pay a fixed rate of 3.16% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of June 30, 2005, the interest rate on the debt related to the Swap was 5.16% (3.16% plus a margin of 2.00%). Our effective interest rate, including the impact of the Swap, as of June 30, 2005 on our senior secured debt was 5.13%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledges of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

     The credit agreement relating to the senior secured bank facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends, mergers and the sale of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. We have assessed our compliance with the financial covenants as of June 30, 2005, as required by the credit agreement, and note that we are in compliance with all financial covenants.

     At June 30, 2005, we had outstanding borrowings of $0.1 million and unused available lines of credit of approximately $11.4 million under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

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

Contractual Obligations

     The following chart sets forth changes to our contractual obligations that have occurred since December 31, 2004:

Contractual Obligations                         Payments Due By Period
--------------------------------------------------------------------------------
                                Total    Less Than    1 to 3    4 to 5   Over 5
    (Dollars in thousands)                  1 Year     Years     Years    Years
                             ---------  ----------- --------- --------- --------
  Senior secured term loan:
    As of December 31, 2004   $76,750      $9,700    $67,050         -        -

        As of June 30, 2005   $60,750      $9,900    $50,850         -        -


     In addition to scheduled contractual obligations of the debt as set forth above, our senior secured bank facility requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount equal to 50% of the excess annual cash flow of Colgate and its subsidiaries, on the maintenance of a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt or equity issuances, excluding the exercise of stock options, by any of the Credit Parties (as defined in the credit agreement), (c) the net cash proceeds of asset dispositions over a minimum threshold or (d) unless reinvested, insurance proceeds or condemnation awards.

     Other than described above there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     We are exposed to interest rate risk in connection with our senior secured term loan and borrowings under our revolving credit facility, which bear floating interest rates based on the London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.

     As of June 30, 2005, we had $60.8 million of variable rate debt represented by borrowings under our senior secured term loans at an interest rate of 5.13% of which $33.3 million was swapped for fixed rate debt at an interest rate of 5.16%. Based on the balance outstanding under the credit facility as of June 30, 2005 and the swap agreement, an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $0.3 million on an annual basis. The fair value of the interest rate swap agreement was $0.3 million at June 30, 2005.

     Other than described above there have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures
--------------------------------

As of June 30, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II      OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     The Company is subject to the contingencies discussed below:

     On September 29, 2004, Triage Medical Inc. ("Triage") filed an action against Orthofix International N.V. That action, which the Company removed to federal court, is entitled Triage Medical Inc. vs. Orthofix International N.V., Case No: SACV04-1377 JVS. Triage contended that the Company agreed to negotiate an acquisition of Triage, and as a part of the acquisition process, to make an unconditional $2.0 million escrow payment to Triage. Triage contended further that the Company terminated the acquisition process and failed to make the payment as a result of which Triage was damaged. The Company answered the complaint denying any liability and pleading certain defenses. On July 12, 2005, Triage and the Company engaged in mediation proceedings at which the parties agreed to resolve the action against the Company and to dismiss the lawsuit with prejudice. The settlement amount of $350,000 was fully accrued in the second quarter.

     In addition, the Company, in the normal course of its business, is involved in various legal proceedings or claims from time to time.

     Although management cannot predict the outcome of any proceedings or claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial position but may be material to the Company's results of operations or cash flows in the period in which such proceedings or claims are resolved.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     Except as described below, there were no securities sold by us during the first six months of 2005 that were not registered under the Securities Act.

     On April 4, 2005, we issued 53 shares of our common stock to one of our warrant holders upon the exercise of 53 of our warrants. These warrants were initially issued by Kinesis Medical, Inc. On August 15, 2000, in conjunction with our asset purchase agreement with Kinesis, each outstanding Kinesis warrant was converted on a predetermined formula into Orthofix warrants to purchase shares of our common stock at a price per share ranging from $19.125 to $38.25, subject to adjustment as determined by the warrant agreement.

     The above transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and the rules and regulations promulgated under the Securities Act on the basis that the transactions did not involve a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual General Meeting of Shareholders of the Company was held on June 15, 2005. The total number of common shares eligible to vote as of the record date, May 2, 2005, was 15,811,196 and according to the Company's Articles of Association, 7,905,598 constituted a quorum. The total number of common shares actually voted was 13,128,043.

At the Annual General Meeting:

     1. The following persons were elected as Directors of the Company for a one year term expiring at the Annual General Meeting in 2006:

       Name                                  Votes For          Votes Withheld
     -------------------------------    -------------------    -----------------

       Jerry Benjamin                       12,605,189               522,854

       Robert Gaines-Cooper                 12,578,589               549,454

       Charles W. Federico                  12,579,012               549,031

       James F. Gero                        12,519,402               608,641

       Peter J. Hewett                      12,578,789               549,254

       Guy J. Jordan                        12,604,177               523,866

       Thomas J. Kester                     12,612,163               515,880

       Walter P. Von Wartburg               12,611,407               516,636

       Kenneth R. Weisshaar                 12,611,757               516,286

       Stefan Widensohler                   12,604,633               523,410


     2. An amendment to the Articles of Association of the Company that the Chief Financial Officer and the General Counsel are authorized to represent the Company, and that requires the Company to indemnify directors and officers and advance the payment of legal fees and expenses arising out of legal proceedings in which directors and officers become involved including violations of securities laws and derivative actions was adopted and approved by a vote of 12,605,028 in favor, 515,609 against and 7,406 abstaining;

     3. The audited Financial Statements for the year ended December 31, 2004 were adopted and approved by a vote of 13,070,963 in favor, 50,566 against and 6,524 abstaining; and

     4. The selection of Ernst & Young LLP to act as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 2005 was ratified by a vote of 12,675,984 in favor, 450,768 against and 1,291 abstaining.

Item 6.  Exhibits
-----------------

        (a)  Exhibits

        Exhibit
        Number  Description

        3.1 Certificate of Incorporation of the Company (filed as an exhibit to the Company's annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

        3.2 *   Articles of Association of the Company as Amended.

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

                             ORTHOFIX INTERNATIONAL N.V.


Date:  August 5, 2005        By:    /s/ CHARLES W. FEDERICO
                                   ---------------------------------------
                                   Name:  Charles W. Federico
                                   Title: Chief Executive Officer and President

Date:  August 5, 2005        By:    /s/ THOMAS HEIN
                                   ---------------------------------------
                                   Name:  Thomas Hein
                                   Title: Chief Financial Officer