Form 10-Q
period 2005-09-30
ORTHOFIX INTERNATIONAL N V
filed 2005-11-08
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]   No [ X ]

As of November 3, 2005 16,007,249 shares of common stock were issued and outstanding.

                                Table of Contents

                                                                            Page

PART I    FINANCIAL INFORMATION................................................3
     Item 1.  Condensed Financial Statements...................................3
     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................18
     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......30
     Item 4.  Controls and Procedures.........................................30
PART II   OTHER INFORMATION...................................................31
     Item 1.  Legal Proceedings...............................................31
     Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds......31
     Item 6.  Exhibits........................................................33


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

     PART I       FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share data)                            September 30,        December 31,
                                                                               2005                2004
                                                                         -----------------    ---------------
Assets                                                                     (Unaudited)           (Note 2)
Current assets:
  Cash and cash equivalents....................................          $         93,474     $       25,944
  Restricted cash..............................................                    11,317             14,302
  Trade accounts receivable, net...............................                    80,885             75,321
  Inventories..................................................                    35,262             32,895
  Deferred income taxes........................................                     3,948              4,130
  Prepaid expenses and other current assets....................                    13,045             10,000
                                                                         -----------------    ---------------
Total current assets...........................................                   237,931            162,592
Securities and other investments...............................                     4,082              4,082
Property, plant and equipment, net.............................                    19,780             18,326
Patents and other intangible assets, net.......................                    66,666             70,627
Goodwill, net..................................................                   165,931            169,329
Other long-term assets ........................................                     4,388              6,144
                                                                         -----------------    ---------------
  Total assets.................................................          $        498,778     $      431,100
                                                                         =================    ===============
Liabilities and shareholders' equity
Current liabilities:

  Bank borrowings..............................................          $             65     $           76
  Current portion of long-term debt............................                    10,454             10,057
  Trade accounts payable.......................................                     9,183              9,507
  Other current liabilities....................................                    56,064             25,745
                                                                         -----------------    ---------------
  Total current liabilities....................................                    75,766             45,385
Long-term debt.................................................                    42,792             67,249
Deferred income taxes..........................................                    15,820             17,555
Other long-term liabilities....................................                     1,253              3,739
                                                                         -----------------    ---------------
  Total liabilities............................................                   135,631            133,928
                                                                         -----------------    ---------------

Contingencies (Note 16)
Shareholders' equity:
  Common shares (16,004,549 and 15,711,943 shares issued
  at September 30, 2005 and December 31, 2004, respectively)...                     1,601              1,572
  Additional paid-in capital...................................                   106,479             98,388
  Retained earnings............................................                   248,278            182,073
  Accumulated other comprehensive income.......................                     6,789             15,139
                                                                         -----------------    ---------------
  Total shareholders' equity...................................                   363,147            297,172
                                                                         -----------------    ---------------
Total liabilities and shareholders' equity                               $        498,778     $      431,100
                                                                         =================    ===============

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                               Three Months Ended                 Nine Months Ended
                                                         -------------------------------    -------------------------------
(Unaudited, U.S. Dollars, in thousands except share          2005              2004             2005              2004
and per share data)
                                                         --------------    -------------    --------------    -------------


Net sales..............................................      $  75,812        $  71,488         $ 233,040        $ 213,019
Cost of sales..........................................         20,193           19,582            61,864           58,825
                                                         --------------    -------------    --------------    -------------
    Gross profit.......................................         55,619           51,906           171,176          154,194
Operating expenses
    Sales and marketing................................         29,214           24,678            85,611           76,452
    General and administrative.........................          8,444            7,737            25,822           22,402
    Research and development...........................          2,516            2,722             8,323            8,732
    Amortization of intangible assets..................          1,635            1,609             4,923            4,754
                                                         --------------    -------------    --------------    -------------
                                                                41,809           36,746           124,679          112,340
                                                         --------------    -------------    --------------    -------------
    Total operating income ............................         13,810           15,160            46,497           41,854

 Interest expense, net.................................         (1,160)          (1,697)           (3,721)          (4,596)
 Other income (expense), net...........................             73              (10)            1,508              232
 KCI settlement, net of litigation costs...............         40,860             (562)           40,355           (1,266)
                                                         --------------    -------------    --------------    -------------
     Income before income tax..........................         53,583           12,891            84,639           36,224
Income tax expense.....................................         (7,563)          (4,474)          (18,434)         (11,588)
                                                         --------------    -------------    --------------    -------------

     Net income .....................................        $  46,020         $  8,417         $  66,205        $  24,636
                                                         --------------    -------------    --------------    -------------

Net income per common share - basic....................       $   2.88         $   0.54          $   4.17         $   1.61
                                                         --------------    -------------    --------------    -------------

Net income per common share - diluted..................       $   2.81         $   0.53          $   4.07         $   1.55
                                                         --------------    -------------    --------------    -------------

Weighted average number of common shares -  basic......     15,986,599       15,570,313        15,881,902       15,296,717
                                                         --------------    -------------    --------------    -------------

Weighted average number of common shares - diluted.....     16,384,106       15,953,268        16,279,724       15,939,801
                                                         --------------    -------------    --------------    -------------


The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited, U.S. Dollars, in thousands)                                       2005                 2004
                                                                         ----------------    -----------------

Cash flows from operating activities:
     Net income................................................          $         66,205     $       24,636
     Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................                    10,976             10,789
    Deferred royalty income....................................                    (2,443)               --
    Provision for doubtful accounts............................                     3,279              2,972
    Other .....................................................                     2,113              1,372
    Change in operating assets and liabilities:
       Restricted cash.........................................                     2,985            (13,471)
       Accounts receivable.....................................                   (11,653)           (12,456)
       Inventories.............................................                    (4,221)            (1,169)
       Prepaid expenses and other..............................                    (3,211)             2,690
       Accounts payable........................................                       270             (3,517)
       Current liabilities.....................................                    30,488             (3,065)
                                                                         ----------------    -----------------
Net cash provided by operating activities......................                    94,788              8,781
                                                                         ----------------    -----------------

Cash flows from investing activities:
     Investments in affiliates and subsidiaries................                       --              (2,081)
     Proceeds from sale of assets..............................                       --               1,578
     Capital expenditures......................................                    (8,928)            (9,825)
     Proceeds from sale of joint venture.......................                       --               1,300
     Other.....................................................                       --                 440
                                                                         ----------------    -----------------
Net cash used in investing activities..........................                    (8,928)            (8,588)
                                                                         ----------------    -----------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock................                     6,367             11,151
     Payment of debt issuance costs............................                       --                (532)
     Net repayment of loans and borrowings.....................                   (24,060)           (17,100)
                                                                         ----------------    -----------------
Net cash used in financing activities..........................                   (17,693)            (6,481)
                                                                         ----------------    -----------------
Effect of exchange rate changes on cash........................                      (637)                (7)
                                                                         ----------------    -----------------
Net increase (decrease) in cash and cash equivalents...........                    67,530             (6,295)
Cash and cash equivalents at the beginning of the year.........                    25,944             31,356
                                                                         ----------------    -----------------
Cash and cash equivalents at the end of the period.............          $         93,474     $       25,061
                                                                         ----------------    -----------------

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

NOTE 2:  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 3:  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the 2005 presentation. The reclassifications have no effect on previously reported net income or shareholders' equity.

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment", a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 (R) also supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revision will require companies to recognize compensation costs based on the fair value of the equity or liability instruments issued and to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow as reported in the accompanying consolidated statements of cash flows. While we cannot estimate what these amounts will be in the future (because they depend on, among other things, when employees exercise their options), the amount of operating cash flows recognized in the nine months ended September 30, 2005 and 2004 for such excess tax distributions were $1.3 million and $3.5 million, respectively. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

     Inventories were as follows:
                                                        September 30,           December 31,
     (In thousands)                                          2005                   2004
                                                      -------------------    -------------------
     Raw materials                                               $7,463                  $6,456
     Work-in-process                                              3,716                   2,445
     Finished goods                                              13,411                  14,823
     Field inventory (as described above)                         5,264                   5,346
     Consignment inventory                                        8,919                   7,835
     Less reserve for obsolescence                               (3,511)                 (4,010)
                                                      -------------------    -------------------
                                                                $35,262                 $32,895
                                                      ===================    ===================


NOTE 6:  GOODWILL

     The change in the net carrying value of goodwill for the period ended September 30, 2005 is as follows:

(In thousands)
                                   Americas       Americas       International
                                   Orthofix         Breg           Orthofix          Total
                                -------------- --------------   --------------  --------------
At December 31, 2004                 $32,952          $91,762          $44,615        $169,329

Foreign Currency                           -                -           (3,398)         (3,398)
                                -------------- --------------   --------------  --------------
At September 30, 2005                $32,952          $91,762          $41,217        $165,931
                                ============== ==============   ==============  ==============

NOTE 7:  LONG TERM DEBT


     (In thousands)                         September 30,          December 31, 2004
                                                 2005
                                          --------------------     -------------------
     Long-term obligations                            $52,750                 $76,750
     Other loans                                          496                     556
                                          --------------------     -------------------
                                                       53,246                  77,306
     Less current portion                            (10,454)                (10,057)
                                          --------------------     -------------------
                                                      $42,792                 $67,249
                                          ====================     ===================


     Long-term debt primarily consists of a senior secured bank facility, as amended, entered into by Colgate Medical Limited ("Colgate", or the "Borrower"), concurrent with the closing of the Breg acquisition. At September 30, 2005 and December 31, 2004 this senior secured bank facility had outstanding borrowings, included in long-term obligations, of $52.8 million and $76.8 million, respectively. The senior secured bank facility provides for (1) a five-year amortizing term loan of $110 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15 million, which was not drawn on as of September 30, 2005. This obligation has a floating interest rate of LIBOR or prime rate plus a margin. The current interest rate is LIBOR plus 2.00%, which is adjusted quarterly based on the Borrower's leverage ratio.

     In May 2004, the Company entered into a three year fully amortizable interest rate swap agreement (the "Swap"). Under the Swap, the Company pays a fixed rate of 3.16% and receives interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of September 30, 2005, we had $52.8 million of variable rate debt represented by borrowings under our senior secured term loans at an interest rate of 5.48% of which $29.2 million was swapped for fixed rate debt at an interest rate of 5.16%. The effective interest rate, including the impact of the Swap, as of September 30, 2005 on the senior secured debt was 5.31%.

NOTE 8:  COMMON SHARES

     For the nine months ended September 30, 2005, the Company issued 292,606 shares of common stock upon the exercise of outstanding stock options, warrants and shares issued pursuant to the Company's employee stock purchase plan for proceeds of $6.4 million.

NOTE 9:  COMPREHENSIVE INCOME

     Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge. The components of and changes in other comprehensive income (loss) are as follows:

(In thousands)                             Foreign          Fair Value        Accumulated
                                          Currency             of                Other
                                         Translation       Derivatives,      Comprehensive
                                         Adjustments        net of tax       Income/(Loss)
                                        --------------    ---------------    -------------
Balance at December 31, 2004               $15,047           $    92            $ 15,139
    Unrealized gain on derivative
       instrument, net of tax of $66            --               155                 155
    Foreign currency translation            (8,505)               --              (8,505)
          adjustment
                                        --------------    ---------------    -------------
Balance at September 30, 2005              $ 6,542           $   247            $  6,789
                                        ==============    ===============    =============


(In thousands)                                 Three Months Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                        ---------------------------------    -------------------------------
                                            2005               2004             2005              2004
                                        --------------    ---------------    ------------     --------------
Net income                                    $46,020            $ 8,417        $ 66,205           $ 24,636

Other comprehensive income:
  Unrealized (loss) gain on
       derivative instrument (See
       Note 15)                                    70              (110)             155                (40)
  Foreign currency translation
       adjustment                               (499)                944          (8,505)                136
                                        --------------    ---------------    ------------     --------------
Total comprehensive income                  $   45,591           $ 9,251        $ 57,855           $ 24,732
                                        ==============    ===============    ============     ==============

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

Group Activities

     Group Activities are comprised of the Parent's operating expenses and identifiable assets.

     For the three month period ended September 30:

                                        External Sales                 Intersegment Sales
                                -------------------------------    --------------------------
     (In thousands)                  2005             2004            2005            2004
                                --------------    -------------    ----------     -----------
     Americas Orthofix              $   35,954       $   32,075      $    300       $     210
     Americas Breg                      17,983           17,383           102             131
     International Orthofix             21,875           22,030        13,289          11,855
                                --------------    -------------    ----------     -----------
     Total                          $   75,812       $   71,488      $ 13,691       $  12,196
                                ==============    =============    ==========     ===========


     For the nine month period ended September 30:


                                        External Sales                 Intersegment Sales
                                -------------------------------    --------------------------
     (In thousands)                  2005             2004            2005            2004
                                --------------    -------------    ----------     -----------
     Americas Orthofix              $  105,596       $   93,002     $   1,304      $    1,053
     Americas Breg                      53,368           50,654           365             224
     International Orthofix             74,076           69,363        42,192          42,401
                                --------------    -------------    ----------     -----------
     Total                          $  233,040       $  213,019    $   43,861    $     43,678
                                ==============    =============    ==========     ===========

     For the three and nine month periods ended September 30:

                                            Three Months Ended                  Nine Months Ended
     Operating Income (Expense)                September 30,                      September 30,
                                       -------------------------------    -------------------------------
     (In thousands)                        2005              2004             2005             2004
                                       -------------    --------------    ------------    ---------------
     Americas Orthofix                  $    8,475        $    7,803       $  25,195         $   21,310
     Americas Breg                           1,534             3,084           6,881              7,612
     International Orthofix                  5,314             4,759          19,237             16,013
     Group Activities                       (1,298)           (1,150)         (4,056)            (3,233)
     Eliminations                             (215)              664            (760)               152
                                       -------------    --------------    ------------    ---------------
     Total                              $   13,810        $   15,160       $  46,497         $   41,854
                                       =============    ==============    ============    ===============



     The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries.

     Identifiable Assets
                                        September 30,          December 31,
     (In thousands)                          2005                  2004
                                      ------------------      ----------------

     Americas Orthofix                          $110,548             $108,119
     Americas Breg                               177,410              177,365
     International Orthofix                      216,740              148,517
     Group activities                              7,625                9,688
     Eliminations                               (13,545)             (12,589)
                                      ------------------     ----------------
     Total                                      $498,778             $431,100
                                      ===================    =================

     Sales by Market Sector for Information Purposes Only:

                                                                Sales by Market Sector
                                                 for the three month period ended September 30, 2005
                                    ------------------------------------------------------------------------------
                                          Americas                              International
 (In thousands)                           Orthofix          Americas Breg         Orthofix               Total
                                    ------------------     ---------------     ---------------     ---------------
Orthopedic
  Spine                                   $    25,422          $       -           $      26          $     25,448
  Reconstruction                                1,940             17,983              10,062                29,985
  Trauma                                        8,107                  -               6,900                15,007
                                    ------------------     ---------------     ---------------     ---------------
Total Orthopedic                               35,469             17,983              16,988                70,440

Non-Orthopedic                                    485                  -               4,887                 5,372
                                    ------------------     ---------------     ---------------     ---------------
Total                                     $    35,954         $   17,983         $    21,875          $     75,812
                                    ==================     ===============     ===============     ===============



                                                                Sales by Market Sector
                                                 for the three month period ended September 30, 2004
                                    ------------------------------------------------------------------------------
                                          Americas                              International
 (In thousands)                           Orthofix          Americas Breg         Orthofix               Total
                                    ------------------     ---------------     ---------------     ---------------
Orthopedic
  Spine                                   $    20,356         $        -          $       41          $     20,397
  Reconstruction                                1,829             17,387              11,116                30,332
  Trauma                                        9,364                (4)               6,309                15,669
                                    ------------------     ---------------     ---------------     ---------------
Total Orthopedic                               31,549             17,383              17,466                66,398

Non-Orthopedic                                    526                  -               4,564                 5,090
                                    ------------------     ---------------     ---------------     ---------------
Total                                     $    32,075         $   17,383          $   22,030          $     71,488
                                    ==================     ===============     ===============     ===============

                                                                Sales by Market Sector
                                                  for the nine month period ended September 30, 2005
                                    ------------------------------------------------------------------------------
                                          Americas                              International
 (In thousands)                           Orthofix          Americas Breg         Orthofix               Total
                                    ------------------     ---------------     ---------------     ---------------

Orthopedic
  Spine                                   $    73,752          $       -          $       95          $     73,847
  Reconstruction                                6,182             53,368              34,737                94,287
  Trauma                                       24,433                  -              23,230                47,663
                                    ------------------     ---------------     ---------------     ---------------
Total Orthopedic                              104,367             53,368              58,062               215,797

Non-Orthopedic                                  1,229                  -              16,014                17,243
                                    ------------------     ---------------     ---------------     ---------------
Total                                    $    105,596        $    53,368          $   74,076          $    233,040
                                    ==================     ===============     ===============     ===============



                                                                Sales by Market Sector
                                                  for the nine month period ended September 30, 2004
                                    ------------------------------------------------------------------------------
                                          Americas                              International
 (In thousands)                           Orthofix          Americas Breg         Orthofix               Total
                                    ------------------     ---------------     ---------------     ---------------
Orthopedic
  Spine                                   $    60,140          $       -          $      115          $     60,255
  Reconstruction                                5,326             50,438              33,822                89,586
  Trauma                                       26,651                216              20,240                47,107
                                    ------------------     ---------------     ---------------     ---------------
Total Orthopedic                               92,117             50,654              54,177               196,948

Non-Orthopedic                                    885                  -              15,186                16,071
                                    ------------------     ---------------     ---------------     ---------------

Total                                     $    93,002        $    50,654         $    69,363          $    213,019
                                    ==================     ===============     ===============     ===============

NOTE 12: INCOME TAXES

     The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to the generation of net operating losses in various jurisdictions that the Company believes will not be utilized, the Company's tax holiday benefit in the Seychelles, tax planning associated with the acquisition of Breg, non-deductible obligations related to the KCI settlement and the new Section 199 deduction, enacted as part of the American Jobs Creation Act of 2004, related to income attributable to production activities occurring in the United States.

NOTE 13: EARNINGS PER SHARE

     For the nine month periods ended September 30, 2005 and 2004, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the share numbers (the denominators) in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share':


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                ------------------------------     --------------------------------
                                                    2005             2004              2005              2004
                                                -------------    -------------     -------------    ---------------
Weighted average common shares - basic            15,986,599       15,570,313        15,881,902         15,296,717
Effect of dilutive securities:
          Stock options                              397,507          382,955           397,822            643,084
                                                -------------    -------------     -------------    ---------------
Weighted average common shares - diluted          16,384,106       15,953,268        16,279,724         15,939,801
                                                =============    =============     =============    ===============



     The Company did not include 266,000 and 617,000 options in the diluted shares outstanding calculation for the three and nine month periods ended September 30, 2005, respectively, because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of our common stock during the period. The Company did not include 221,000 and 200,000 options in the diluted shares outstanding calculation for the three and nine month periods ended September 30, 2004, respectively, because their inclusion would have been antidilutive or because their exercise price exceeded the average market price for our common stock during the period.

NOTE 14: STOCK BASED COMPENSATION

     The Company accounts for stock based awards to employees under the intrinsic value method in accordance with APB 25 "Accounting for Stock Issued to Employees." For the three and nine month periods ended September 30, 2005, $87,000 and $261,000, respectively, of compensation expense was recognized relating to options granted at exercise prices lower than the fair market value of the underlying stock on the date of grant compared to $90,000 and $267,000 for the same periods of the prior year, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosure and Amendment of FASB Statement No. 123", the Company has provided the Company's pro forma net income and net income per common share for the three and nine month periods ended September 30, 2005 and September 30, 2004 as if the Company had accounted for its employee stock option plans under the fair value method. The Company used the same pricing model and assumptions that were used in the Annual Report on Form 10-K for the year ended December 31, 2004. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                 Three Months Ended                 Nine Months Ended
                                                   September 30,                      September 30,
(In thousands, except per share data)          2005              2004            2005              2004
                                           -------------------------------    -------------------------------
Net income
     As reported                                $46,020            $8,417        $66,205             $24,636
  Add: Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects              87                90            261                 267
  Less: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards net of tax                             (906)             (378)        (2,189)             (1,225)
                                           -------------     -------------    -----------     ---------------

     Pro forma                                  $45,201            $8,129        $64,277             $23,678

Net income per common share - basic
     As reported                                  $2.88             $0.54          $4.17               $1.61
     Pro forma                                    $2.83             $0.52          $4.05               $1.55

Net income per common share - diluted
     As reported                                  $2.81             $0.53          $4.07               $1.55
     Pro forma                                    $2.76             $0.51          $3.95               $1.49


NOTE 15: DERIVATIVE INSTRUMENTS

     In May 2004, the Company entered into a three year fully amortizable interest rate swap agreement (the "Swap") to manage its interest rate exposure related to a portion of the Company's $110.0 million credit facility entered into on December 30, 2003. The Swap has a notional amount of $50.0 million and expires on June 27, 2007. The amount outstanding under the Swap as of September 30, 2005 was $29.2 million. Under the Swap, the Company pays a fixed rate of 3.16% and receives interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.

     The Swap is designated as a cash flow hedge and, at September 30, 2005, is determined to be effective. At September 30, 2005, the fair value of the derivative was approximately $353,000 and has been included in prepaid expenses and other current assets. The net unrealized gain of approximately $70,000, net of tax of $30,000, has been included in other comprehensive income for the three month period ended September 30, 2005. The net unrealized gain of approximately $155,000, net of tax of $66,000, has been included in the other comprehensive income for the nine month period ended September 30, 2005. The fair value of the Swap is the estimated amount the Company would pay or receive to terminate the agreement at the reporting date.

     In August 2005, the Company entered into a foreign currency forward contract (the "Forward Contract") to manage its foreign currency exposure related to a portion of the Company's accounts receivable that are denominated in Euros. Under the Forward Contract the Company sold 5.0 million Euros at an all-in rate of 1.2339. On September 30, 2005, the Company settled the Forward Contract by purchasing 5.0 million Euros at 1.2030 and selling them under the Forward Contract for 1.2339, resulting in cash received of $154,500 and a gain of $108,150, net of related taxes. This Forward Contract has been accounted for as a fair value hedge in accordance with FASB 133 and the gain was recorded in other income and the related tax amount in taxation. On September 30, 2005, the Company entered into a new forward currency contract to sell 5.0 million Euros at an all-in rate of 1.2070, which has a settlement date of December 30, 2005 and is being accounted for as a fair value hedge.


NOTE 16:  CONTINGENCIES

Litigation

     Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System foot pump product, breach of contract, unfair competition and was seeking damages. KCI filed counterclaims alleging inequitable conduct by Novamedix before the United States Patent and Trademark Office, fraud and unfair competition. KCI withdrew several of its counterclaims, but continued to assert affirmative defenses contending that the patents were invalid, unenforceable, and not infringed. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by the Company. The U.S. District Court in San Antonio, Texas denied certain motions filed by KCI that would have disposed of the case without a trial. On September 30, 2005 KCI, Novamedix and the Company announced a settlement had been reached under which KCI agreed to pay Novamedix $75.0 million and gave Novamedix an option to receive an assignment of or a license to certain KCI foot pump patent rights.

     At September 30, 2005 the Company recorded as other income the cash receipt of $75.0 million and an estimate of $37.3 million in liabilities for taxes and contractual obligations to distribute a portion of the settlement proceeds to certain parties including the former owners of Novamedix and the original patent holders. The net gain recorded is subject to adjustment based on the difference between our estimated and final contractual obligations which we expect to finalize in the fourth quarter of 2005. The Company is also in the process of determining if the assignment or a license of certain KCI foot pump patents has any economic value to the Company. Following preliminary discussions with patent experts, the Company currently believes that no significant value will be placed on these patents. Further, the Company agreed to indemnify KCI against certain tax liabilities that might arise out of the settlement. Management believes the risk that any such claims might arise under this indemnity to be remote.

     The Company, in the normal course of its business, is involved in various legal proceedings or claims from time to time.

     Although management cannot predict the outcome of any proceedings or claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Concentrations of credit risk

     There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three and nine months ended September 30, 2005 compared to our results of operations for the three and nine months ended September 30, 2004. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Our condensed consolidated financial statements include the financial results of the Company and our wholly-owned and majority-owned subsidiaries and entities over which we have control. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used when we have significant influence over significant operating decisions but do not hold control.

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

     Our financial condition, results of operations and cash flows are not significantly impacted by seasonal trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures and use hedging instruments where appropriate. We have in place an interest rate swap derivative instrument to hedge a portion of our exposure to interest rate fluctuation. We also have in place a forward contract to sell 5.0 million Euros to hedge the foreign exchange exposure on a portion of our accounts receivable that is denominated in Euros.

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

Segment and Market Sector Revenues

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are made into three market sectors, Spine, Reconstruction, and Trauma, which together accounted for 93% of our total net sales in the three and nine months ended September 30, 2005 and 93% and 92% of our total net sales in the three and nine months ended September 30, 2004, respectively. Sales of non-orthopedic products, including the airway management products for use during anesthesia, woman's care and other products, accounted for 7% of our total net sales in the three and nine months ended September 30, 2005 and 7% and 8% of our total net sales in the three and nine months ended September 30, 2004, respectively.

     The following tables display the net sales by business segment and net sales by market sectors for the three and nine months ended September 30, 2005 and 2004. We provide net sales by market sector for information purposes only. We keep our books and records and account for net sales, cost of sales and expenses by business segment.


     Business Segment:

                                             Three Months Ended September 30,
(In US$ thousands)                       2005                               2004
                            -------------------------------  ---------------------------------
                                             Percent of                         Percent of
                                             Total Net                          Total Net
                               Net Sales       Sales              Net Sales       Sales
                            -------------- ----------------  ----------------- ---------------
Americas Orthofix                $35,954         47%                $32,075         45%
Americas Breg                     17,983         24%                 17,383         24%
International Orthofix            21,875         29%                 22,030         31%
                            -------------- ----------------  ----------------- ---------------
Total                            $75,812        100%                $71,488        100%
                            ============== ================  ================= ===============



                                             Nine Months Ended September 30,
(In US$ thousands)                       2005                               2004
                            ------------------------------  ----------------------------------
                                             Percent of                         Percent of
                                             Total Net                          Total Net
                               Net Sales       Sales              Net Sales       Sales
                            -------------- ---------------  ------------------ ---------------
Americas Orthofix               $105,596         45%                $93,002         44%
Americas Breg                     53,368         23%                 50,654         24%
International Orthofix            74,076         32%                 69,363         32%
                            -------------- ---------------  ------------------ ---------------
Total                           $233,040        100%               $213,019        100%
                            ============== ===============  ================== ===============

     Market Sector:

                                             Three Months Ended September 30,
(In US$ thousands)                       2005                               2004
                            -------------------------------  ---------------------------------
                                             Percent of                         Percent of
                                             Total Net                          Total Net
                               Net Sales       Sales              Net Sales       Sales
                            -------------- ----------------  ----------------- ---------------
Orthopedic
  Spine                          $25,448         34%                $20,397         29%
  Reconstruction                  29,985         39%                 30,332         42%
  Trauma                          15,007         20%                 15,669         22%
                            -------------- ----------------  ----------------- ---------------
Total Orthopedic                  70,440         93%                 66,398         93%

Non-Orthopedic                     5,372          7%                  5,090          7%
                            -------------- ----------------  ----------------- ---------------
Total                            $75,812        100%                $71,488        100%
                            ============== ================  ================= ===============


                                             Nine Months Ended September 30,
(In US$ thousands)                       2005                               2004
                            -------------------------------  ---------------------------------
                                             Percent of                         Percent of
                                             Total Net                          Total Net
                               Net Sales       Sales              Net Sales       Sales
                            -------------- ----------------  ----------------- ---------------
Orthopedic
  Spine                          $73,847         32%                $60,255         28%
  Reconstruction                  94,287         41%                 89,586         42%
  Trauma                          47,663         20%                 47,107         22%
                            -------------- ----------------  ----------------- ---------------
Total Orthopedic                 215,797         93%                196,948         92%

Non-Orthopedic                    17,243          7%                 16,071          8%
                            -------------- ----------------  ----------------- ---------------

Total                           $233,040        100%               $213,019        100%
                            ============== ================  ================= ===============

     The following table presents certain items from our statements of operations as a percentage of net sales for the periods indicated:

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                         ---------------------------------------------------------------
                                            2005             2004            2005              2004
                                            ----             ----            ----              ----
                                             (%)             (%)              (%)              (%)

Net sales...........................          100             100              100              100
Cost of sales.......................           27              27               27               28
Gross profit........................           73              73               73               72
Operating expenses
  Sales and marketing ..............           39              35               37               36
  General and administrative........           11              11               11               10
  Research and development..........            3               4                4                4
  Amortization of intangible assets.            2               2                2                2
Total operating income..............           18              21               20               20
Net income (1)......................           61              12               28               12
         --------------------------------

     (1) Includes the nonrecurring net income related to the KCI settlement. This settlement represented 50% and 16% of net sales for the three and nine months ended September 30, 2005, respectively.

     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Sales by Business Segment:

     Net sales increased 9% to $233.0 million in the first nine months of 2005 compared to $213.0 million in the first nine months of 2004. The impact of foreign currency increased sales by $2.1 million, or 1.0%, during the first nine months of 2005 as compared to the first nine months of 2004.

     Net sales in Americas Orthofix (the "Americas"), primarily in the United States, increased 14% to $105.6 million in the first nine months of 2005 compared to $93.0 million in the first nine months of 2004. The Americas represented 45% of total net sales during the first nine months of 2005 and 44% of total net sales for the first nine months of 2004. The increase in sales was primarily the result of a 23% increase in sales in the Spine market sector attributable to sales of Cervical-Stim(R) which was approved by the FDA in December 2004 and growth in the sales of Spinal-Stim(R), used for lumbar applications. The Americas Reconstruction market sector increased 16% in the first nine months of 2005 compared to the same period of the prior year. This growth continues to be driven by fixation products used in reconstruction applications, including the recently introduced growth plate (the eight-Plate) and the ISKD limb lengthening system. These increases in the Americas Spine and Reconstruction market sectors were partially offset by an 8% decrease in the Americas Trauma market sector in the first nine months of 2005 as compared to the same period in the prior year. This decrease is attributable to a decline in external fixation sales used in these applications and the cannibalization of some stimulation sales, previously recorded in the Trauma market sector, by the recent introduction of the Cervical-Stim(R). In the Americas Trauma market sector, external fixation devices are sharing the market for treatment of difficult fractures with alternatives such as plating, nailing and biologics. Recognizing this trend, we have introduced the contour plate for distal radius fractures, the Osteomax bone void filler product line, and anticipate the introduction of other internal fixation and biologic products to our Americas Trauma product line. The following table illustrates net sales by market sector in the Americas:


                                          Net Sales for the
                                   Nine Months Ended September 30,
                               ---------------------------------------
(In US$ thousands)                    2005                 2004                Growth
                               --------------------  --------------------  --------------
Orthopedic
    Spine                                 $73,752              $60,140           23%
    Reconstruction                          6,182                5,326           16%
    Trauma                                 24,433               26,651           -8%
                               --------------------  --------------------
Total Orthopedic                          104,367               92,117           13%

Non-Orthopedic                              1,229                  885           39%
                               --------------------  --------------------
    Americas Orthofix                    $105,596              $93,002           14%
                               ====================  ====================

     Net sales in Americas Breg ("Breg") increased $2.7 million to $53.4 million for the first nine months of 2005 compared to $50.7 million for the first nine months of 2004, an increase of 5%. This increase in sales was primarily attributable to the sale of Breg bracing products which increased 9% from the first nine months of 2004. Our new Fusion(TM) XT knee brace, which experienced positive market response upon its introduction, contributed to this increase. This increase was partially offset by an 8% decrease in sales for pain therapy products resulting in part from delays in the introduction of new pain therapy products.

     Net sales in International Orthofix ("International") increased 7% to $74.1 million in the first nine months of 2005 compared to $69.4 million in first nine months of 2004. Our Trauma market sector continues to contribute to the growth in International, led primarily by the sales of external fixation products, the Physio-Stim and the PC.C.P hip fracture system. The International Reconstruction market sector continues to be impacted by a decrease in sales of the A-V Impulse product when compared to the same period of the prior year. This decrease is primarily attributable to the competitive landscape for this product and decreased prices to our principal US distributor. The impact of foreign currency increased International Orthofix sales by $1.7 million during the first nine months of 2005 as compared to the first nine months of 2004. The following table illustrates net sales by market sector in International:



                                          Net Sales for the
                                   Nine Months Ended September 30,
                               ---------------------------------------
(In US$ thousands)                    2005                 2004                Growth
                               --------------------  --------------------  --------------
Orthopedic
    Spine                                  $   95              $   115          -17%
    Reconstruction                         34,737               33,822           3%
    Trauma                                 23,230               20,240           15%
                               --------------------  --------------------
Total Orthopedic                           58,062               54,177           7%

Non-Orthopedic                             16,014               15,186           5%
                               --------------------  --------------------
International Orthofix                    $74,076              $69,363           7%
                               ====================  ====================



Sales by Market Sector:

     Net sales of spine products increased 23% to $73.8 million in the nine months of 2005 compared to $60.3 million in the first nine months of 2004. This increase is primarily due to sales of Cervical-Stim(R), which was approved by the FDA in December 2004 and began selling in January 2005, and growth of our Spinal-Stim(R), used for lumbar applications.

     Sales of our reconstruction products increased 5% to $94.3 million in the first nine months of 2005 compared to $89.6 million in the first nine months of 2004. The increase is attributable to sales of our fixation products used in reconstruction applications which increased 5%, sales of the Breg products which increased 7% worldwide, sales of the ISKD limb lengthening device which increased 52%, and sales of our OSCAR product which increased 13%. These increases were partially offset by a 1% decrease in the sale of our A-V Impulse product as discussed above.

     Sales of our trauma products increased 1% to $47.7 million in the first nine months of 2005, compared to $47.1 million in the first nine months of 2004. This market sector was positively impacted from a 6% growth in sales of external fixation products and a 29% growth in sales of PC.C.P. Growth in this market sector was negatively impacted by a decrease of 10% in sales of stimulation products used for long bone applications including increased competition and the effect of cannibalization of some stimulation sales previously recorded in this market sector by Cervical-Stim(R).

     Sales of our non-orthopedic products grew 7% to $17.2 million in the first nine months of 2005 compared to $16.1 million in the first nine months of 2004. The increase was primarily due to an increase in sales of woman's care and other products. This increase was slightly offset by a decrease in sales of airway management products due to the introduction of a new single-use version of the Laryngeal Mask which has a lower selling price than reusable Laryngeal Mask products.

Gross Profit - Our gross profit increased 11% to $171.2 million in the first nine months of 2005, from $154.2 million in the first nine months of 2004. The increase was primarily due to the increase of 9% in net sales. Gross profit as a percent of net sales in the first nine months 2005 was 73.5% compared to 72.4% in the first nine months of 2004. The improvement in gross profit margin for the comparative periods is due to increased margins on our stimulation products, a more favorable product mix resulting from higher sales of higher margin stimulation products and higher gross margins at Breg as a result of moving manufacturing facilities to Mexico.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $9.2 million to $85.6 million in the first nine months of 2005 compared to $76.4 million in the first nine months of 2004, an increase of 12% on a net sales increase of 9% over the same period. The higher sales and marketing expense relates to higher commissions and other variable costs on higher sales, additional sales force personnel principally in the Americas and higher expenses related to the addition of more marketing programs and personnel at Breg.

General and Administrative Expense - General and administrative expense increased $3.4 million in the first nine months of 2005 to $25.8 million compared to $22.4 million in the first nine months of 2004. This increase is a result of higher costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, legal activity, employee benefit costs in the United States and training costs associated with implementing an Oracle system at Breg. We also had an increase in the area of business development, when compared to the same period of the prior year. We added a new Chief Operating Officer during the current year to lead these activities and have incurred costs of outside consultants to help us define market potential and target new opportunities. General and administrative expense as a percent of net sales was 11% for the first nine months of 2005 compared to 10% for the first nine months of 2004.

Research and Development Expense - Research and development expense decreased $0.4 million in the first nine months of 2005 to $8.3 million compared to $8.7 million in the first nine months of 2004 and remained constant as a percent of net sales at 4% in 2005 compared to 2004.

Amortization of Intangible Assets - Amortization of intangible assets was $4.9 million in the first nine months of 2005 compared to $4.8 million for the first nine months of 2004.

Interest Expense, net - Interest expense was $3.7 million in the first nine months of 2005 compared to $4.6 million in the first nine months of 2004. We incurred interest expense on borrowings under our senior secured term loan of approximately $3.7 million which included the amortization of debt placement costs. The reduction in interest expense in the first nine months of 2005 when compared to the same period of 2004 is a result of a decrease in the borrowing amount under our senior secured term loan, partially offset by a rise in interest rates and the increase in amortization of debt placement costs related to the accelerated debt pay down.

Other Income, net - Other income, net was income of $1.5 million in the first nine months of 2005 compared to income of $0.2 in the first nine months of 2004. Other income for the first nine months of 2005 was attributable to $2.4 million of deferred royalty income resulting from the conclusion of the BoneSource agreement with Stryker which was partially offset by $0.9 million of foreign currency losses. During the first nine months of 2004, we sold our interest in a property as part of a plan to consolidate our United Kingdom facilities that resulted in a gain of approximately $0.6 million which was partially offset by foreign exchange losses of $0.3 million. We also recorded a loss of $0.1 million from our investment in OrthoRx. Our investment in OrthoRx, which is accounted for using the equity method of accounting, has been reduced to zero.

KCI Settlement, net of litigation costs - In September 2005, we reached an agreement to settle our case against Kinetics Concepts Inc. ("KCI") (further described in Note 16 "Contingencies" of Item 1, "Condensed Financial Statements"). The gain, net of related costs, for the nine months ended September 30, 2005 was $40.4 million, compared to costs of $1.3 million for the nine months ended September 30, 2004. The net gain recorded is subject to adjustment based on the difference between our estimated and final contractual obligations which we expect to finalize in the fourth quarter of 2005. In addition to the net gain of $40.4 million for the nine months, we recorded cash received of $75.0 million and accrued liabilities, before taxes, of $34.6 million at September 30, 2005. The accrued liabilities relate to contractual obligations to distribute a portion of the settlement proceeds to certain parties including the former owners of Novamedix.

Income Tax Expense - Our worldwide effective tax rate was 21.7% and 32.0% during the first nine months of 2005 and 2004, respectively. The decrease in the effective tax rate compared to the same period of the prior year is due primarily to the gain recorded from the KCI settlement. This gain was recorded at Novamedix Distribution Limited, a wholly-owned Cypriot subsidiary, which is in a favorable tax jurisdiction. Excluding the nonrecurring KCI settlement our effective tax rate is approximately 36.0% for the first nine months of 2005. The increase in our normalized effective tax rate is primarily attributable to a change in tax law in the United Kingdom and earning more taxable income in higher tax jurisdictions such as the United States.

Net Income - Net income for the first nine months of 2005 was $66.2 million, or $4.17 per basic share and $4.07 per diluted share, compared to $24.6 million, or $1.61 per basic share and $1.55 per diluted share, for the first nine months of 2004, an increase in net income of 169%. Net income for the first nine months of 2005 included a gain of $37.7 million or $2.38 per basic share and $2.32 per diluted share, net of related costs and taxes, from the settlement of the KCI litigation. The weighted average number of basic common shares outstanding was 15,881,902 and 15,296,717 during the first nine months of 2005 and 2004, respectively. The weighted average number of diluted common shares outstanding was 16,279,724 and 15,939,801 during the first nine months of 2005 and 2004, respectively.

     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Sales by Business Segment:

     Net sales increased 6% to $75.8 million in the third quarter of 2005 compared to $71.5 million in the third quarter of 2004. The impact of foreign currency increased sales by $0.2 million, or 0.3%, during the third quarter of 2005 as compared to the third quarter of 2004.

     Net sales in the Americas, primarily in the United States, increased 12% to $36.0 million in the third quarter of 2005 compared to $32.1 million in the third quarter of 2004. The Americas represented 47% of total net sales during the third quarter of 2005 and 45% of total net sales for the third quarter of 2004. The increase in sales was primarily the result of a 25% increase in sales in the Spine market sector attributable to sales of Cervical-Stim(R) which was approved by the FDA in December 2004 and growth in the sales of our Spinal-Stim(R), used for lumbar applications. The Americas Trauma market sector decreased 13% in the third quarter of 2005 as compared to the same period in the prior year. This decrease is attributable to a decline in external fixation sales and the cannibalization of some stimulation sales, previously recorded in the Trauma market sector, by the recent introduction of the Cervical-Stim(R). In the Americas Trauma market sector, external fixation devices are sharing the market for treatment of difficult fractures with alternatives such as plating, nailing and biologics. Recognizing this trend, we have introduced the contour plate for distal radius fractures, the Osteomax bone void filler product line, and anticipate the introduction of other internal fixation and biologic products to our Americas Trauma product line. The following table illustrates net sales by market sector in the Americas:


                                          Net Sales for the
                                  Three Months Ended September 30,
                               ---------------------------------------
(In US$ thousands)                    2005                 2004                Growth
                               --------------------  --------------------  --------------
Orthopedic
    Spine                                 $25,422              $20,356           25%
    Reconstruction                          1,940                1,829            6%
    Trauma                                  8,107                9,364          -13%
                               --------------------  --------------------
Total Orthopedic                           35,469               31,549           12%

Non-Orthopedic                                485                  526           -8%
                               --------------------  --------------------
Americas Orthofix                         $35,954              $32,075           12%
                               ====================  ====================


     Net sales in Breg increased $0.6 million to $18.0 million in the third quarter of 2005 compared to $17.4 million in the third quarter of 2004, an increase of 3%. This increase in sales was primarily attributable to the sale of Breg bracing products which increased 9% from the third quarter of 2004. Our new Fusion(TM) XT knee brace, which experienced positive market response upon its introduction into the market, contributed to this increase. This increase was partially offset by a 17% decrease in sales for pain therapy products resulting in part from delays in the introduction of new pain therapy products.

     Net sales in International decreased 1% to $21.9 million in the third quarter of 2005 compared to $22.0 million in third quarter of 2004. The Trauma market sector contributed to growth in International, led primarily by sales of external fixation, Physio-Stim and the PC.C.P hip fracture system. The International Reconstruction market sector continues to be impacted by a decrease in sales of the A-V Impulse product when compared to the same period of the prior year. This decrease is primarily attributable to the competitive landscape for this product. The impact of foreign currency increased International Orthofix sales by $0.1 million during the third quarter of 2005 as compared to the third quarter of 2004. The following table illustrates net sales by market sector in International:


                                          Net Sales for the
                                  Three Months Ended September 30,
                               ---------------------------------------
(In US$ thousands)                    2005                 2004                Growth
                               ---------------------  -----------------  -----------------
Orthopedic
    Spine                                 $    26              $    41          -37%
    Reconstruction                         10,062               11,116           -9%
    Trauma                                  6,900                6,309            9%
                               ---------------------  -----------------
Total Orthopedic                           16,988               17,466           -3%

Non-Orthopedic                              4,887                4,564            7%
                               ---------------------  -----------------
International Orthofix                    $21,875              $22,030           -1%
                               =====================  ==================

Sales by Market Sector:

     Net sales of spine products increased 25% to $25.4 million in the third quarter of 2005 compared to $20.4 million in the third quarter of 2004. As discussed above, the increase is primarily due to sales of Cervical-Stim(R) which was approved by the FDA in December 2004 and began selling in January 2005, and good growth of our Spinal-Stim(R), used for lumbar applications.

     Sales of reconstruction products decreased 1% to $30.0 million in the third quarter of 2005 compared to $30.3 million in the third quarter of 2004. The decrease in this market sector was primarily attributable to lower sales of external fixation products used in reconstruction and a decrease in sales of our A-V Impulse product sales as discussed above. These decreases were partially offset by a 6% increase in the sales of Breg products worldwide.

     Sales of trauma products decreased 4% to $15.0 million in the third quarter of 2005, compared to $15.7 million in the third quarter of 2004. This market sector was negatively impacted from a 21% decline in sales of the Physio-Stim product which has experienced increased competition and cannibalization of some sales by the recent introduction of the Cervical-Stim(R).

     Sales of our non-orthopedic products grew 6% to $5.4 million in the third quarter of 2005 compared to $5.1 million in the third quarter of 2004. The increase was primarily due to an increase in sales of woman's care and other products.

Gross Profit - Our gross profit increased 7% to $55.6 million in the third quarter of 2005, from $51.9 million in the third quarter of 2004. The increase was primarily due to the increase of 6% in net sales. Gross profit as a percent of net sales in the third quarter 2005 was 73.4% compared to 72.6% in the third quarter of 2004. The improvement in gross profit margin for the comparative periods is due to increased margins on our stimulation products and a more favorable product mix resulting from higher sales of higher margin stimulation products.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $4.5 million to $29.2 million in the third quarter of 2005 compared to $24.7 million in the third quarter of 2004, an increase of 18% on a net sales increase of 6% over the same period. The higher sales and marketing expense relates to higher commissions and other variable costs on higher sales, higher expenses with Medtronic Sofamor Danek related to a new marketing services agreement, additional sales force personnel principally in the Americas and higher expenses related to the addition of more marketing programs and personnel at Breg.

General and Administrative Expense - General and administrative expense increased $0.7 million in the third quarter of 2005 to $8.4 million compared to $7.7 million in the third quarter of 2004. This increase is a result of higher costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, legal activity, employee benefit costs in the United States and training costs associated with implementing an Oracle system at Breg. We also had an increase in the area of business development, when compared to the same period of the prior year. We added a new Chief Operating Officer during the current year to lead these activities and have incurred costs of outside consultants to help us define market potential and target new opportunities. General and administrative expense as a percent of net sales remained constant at 11% for the third quarter of 2005 compared to the third quarter of 2004.

Research and Development Expense - Research and development expense decreased $0.2 million in the third quarter of 2005 to $2.5 million compared to $2.7 million in the third quarter of 2004 and decreased as a percent of net sales to 3% in 2005 as compared to 4% in 2004.

Amortization of Intangible Assets - Amortization of intangible assets was $1.6 million in the third quarter of 2005 and the third quarter of 2004.

Interest Expense, net - Interest expense was $1.2 million in the third quarter of 2005 compared to $1.7 million in the third quarter of 2004. In the third quarter of 2005, we incurred interest expense on borrowings under our senior secured term loan of approximately $1.2 million which included the amortization of debt placement costs. The reduction in interest expense in the third quarter of 2005 when compared to the same period of 2004 is a result of a decrease in the borrowing amount under our senior secured term loan, partially offset by a rise in interest rates and the increase in amortization of debt placement costs related to accelerated debt pay down.

     Other Income (Expense), net - Other income (expense), net was income of $0.1 million in the third quarter of 2005 compared to no income in the third quarter of 2004. For the third quarter of 2004, we recorded foreign currency gains of $0.3 million offset by a loss of $0.3 million which was a result of our portion of losses in OrthoRx. Our investment in OrthoRx, which is accounted for using the equity method of accounting, has been reduced to zero.

KCI Settlement, net of litigation costs - In September 2005, we reached an agreement to settle our case against KCI (further described in Note 16 "Contingencies" of Item 1, "Condensed Financial Statements"). The gain, net of related costs, for the third quarter of 2005 was $40.9 million, compared to costs of $0.6 million for the third quarter of 2004. The net gain recorded is subject to adjustment based on the difference between our estimated and final contractual obligations which we expect to finalize in the fourth quarter of 2005. In addition to the net gain of $40.8 million for the third quarter, we recorded cash received of $75.0 million and accrued liabilities, before taxes, of $34.6 million at September 30, 2005. The accrued liabilities relate to contractual obligations to distribute a portion of the settlement proceeds to certain parties including the former owners of Novamedix.

Income Tax Expense - Our worldwide effective tax rate was 14.1% and 34.7% during the third quarter of 2005 and 2004, respectively. The decrease in the effective tax rate compared to the same period of the prior year is due primarily to the gain recorded from the KCI settlement. This gain was recorded at Novamedix Distribution Limited, a wholly-owned Cypriot subsidiary, which is in a favorable tax jurisdiction.

Net Income - Net income for the third quarter of 2005 was $46.0 million, or $2.88 per basic share and $2.81 per diluted share, compared to $8.4 million, or $0.54 per basic share and $0.53 per diluted share, for the third quarter of 2004, an increase in net income of 447%. Net income for the third quarter of 2005 included a gain of $38.2 million or $2.39 per basic share and $2.33 per diluted share, net of related costs and taxes, from the settlement of the KCI litigation. The weighted average number of basic common shares outstanding was 15,986,599 and 15,570,313 during the third quarter of 2005 and 2004, respectively. The weighted average number of diluted common shares outstanding was 16,384,106 and 15,953,268 during the third quarter of 2005 and 2004, respectively.

Liquidity and Capital Resources

     Cash was $104.8 million at September 30, 2005 and included $75.0 million from the settlement of the KCI litigation of which a portion is due to the original shareholders of Novamedix, former patent owners and attorneys. Cash balances also included $11.3 million which is subject to certain restrictions under the senior secured credit agreement described below. This compares to $40.2 million at December 31, 2004, of which $14.3 million was subject to certain restrictions under the senior secured credit agreement.

     Net cash provided by operating activities was $94.8 million, including $75.0 million from the settlement of the KCI litigation, for the first nine months of 2005 compared to $8.8 million of cash provided by operating activities for the first nine months of 2004. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital. Net income increased approximately $41.6 million to $66.2 million, including $37.7 million related to the settlement of the KCI litigation, in the first nine months of 2005 from $24.6 million in the first nine months of 2004. Non-cash items decreased $1.2 million in the first nine months of 2005 compared to the first nine months of 2004, primarily as a result of the termination of the BoneSource agreement which reduced deferred royalties. Working capital accounts provided $14.7 million, including $37.3 million related to the settlement of the KCI litigation, of cash in the first nine months of 2005 compared to the use of $31.0 million in cash during the first nine months of 2004 of which $13.5 million resulted from the reclassification of cash as restricted cash. Excluding the KCI litigation settlement, working capital accounts consumed $22.6 million in the first nine months of 2005 with increases in accounts receivable to support additional sales, increases in inventory and prepaid expenses and other assets along with a decrease in other current liabilities. Overall, performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 98 days at September 30, 2005 compared to 104 days at September 30, 2004 and inventory turnover of 2.3 times at September 30, 2005 compared to 2.5 times at September 30, 2004.

     Net cash used in investing activities was $8.9 million during the first nine months of 2005, compared to $8.6 million during the first nine months of 2004. During the first nine months of 2005, we invested $8.9 million in capital expenditures. During the first nine months of 2004, we invested $2.1 million in affiliates and subsidiaries including $1.1 million for the purchase of a Puerto Rican distributor, invested $9.8 million in capital expenditures and received $3.3 million from the sale of certain assets.

     Net cash used in financing activities was $17.7 million in the first nine months of 2005 compared to $6.5 million in the first nine months in 2004. In the first nine months of 2005, we repaid approximately $24.0 million of principal on a senior secured term loan, which was obtained to help finance the Breg acquisition. We also received proceeds of $6.4 million from the issuance of 292,606 shares of our common stock upon the exercise of stock options, warrants and shares issued pursuant to our employee stock purchase plan. In the first nine months of 2004, we received proceeds of $11.2 million from the issuance of 661,599 shares of our common stock upon the exercise of stock options, warrants and shares issued pursuant to our employee stock purchase plan. We also had net borrowings of $1.4 million on a line of credit in Italy used to finance working capital. Further, in the first nine months of 2004, we repaid approximately $18.2 million against principal on a senior secured term loan obtained to help finance the Breg acquisition, paid $0.3 million against other outstanding debt and paid $0.5 million for costs associated with obtaining the senior secured term loan, which is being amortized over the term of the credit facility.

     When we acquired Breg on December 30, 2003, one of our wholly owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. The senior secured facility provides for (1) a five-year amortizing term loan of $110.0 million, the proceeds of which were used for partial payment of the purchase price of Breg; and (2) a five-year revolving credit facility of $15.0 million. As of September 30, 2005 and as of November 7, 2005, we had no amounts outstanding under the revolving credit facility and $52.8 million outstanding under the term loan facility. Obligations under the senior secured bank facility have a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 2.00%, which is adjusted quarterly based on Colgate's leverage ratio. In May 2004, we entered into a three year fully amortizable interest rate swap agreement (the "Swap") with a notional amount of $50.0 million and an expiration date of June 27, 2007. The amount outstanding under the Swap as of September 30, 2005 was $29.2 million. Under the Swap we will pay a fixed rate of 3.16% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap. As of September 30, 2005, the interest rate on the debt related to the Swap was 5.16% (3.16% plus a margin of 2.00%). Our effective interest rate, including the impact of the Swap, as of September 30, 2005 on our senior secured debt was 5.31%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured facility. The obligations of Colgate under the senior secured facility and Colgate's subsidiaries under their guarantees are secured by the pledges of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured facility on a limited recourse basis.

     The credit agreement relating to the senior secured facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends, mergers and the sale of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. We have assessed our compliance with the financial covenants as of September 30, 2005, as required by the credit agreement, and note that we are in compliance with all financial covenants.

     At September 30, 2005, we had outstanding borrowings of $0.1 million and unused available lines of credit of approximately $11.4 million under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

     We are considering utilizing some of the excess cash generated from operations plus a portion of the net cash received from the KCI settlement to make further prepayments on our senior secured credit facility. This would accelerate amortization of debt placement costs.

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

Contractual Obligations

     The following chart sets forth changes to our contractual obligations that have occurred since December 31, 2004:


Contractual Obligations                                            Payments Due By Period
-----------------------------------------------------------------------------------------------------------------------
                                            Total           Less Than          1 to 3          4 to 5          Over 5
               (Dollars in thousands)                          1 Year           Years           Years           Years
                                        -------------     ------------    ------------    ------------    ------------
             Senior secured term loan:
              As of December 31, 2004      $76,750           $9,700         $67,050               -                -

              As of September 30, 2005     $52,750          $10,000         $42,750               -                -

     In addition to scheduled contractual obligations of the debt as set forth above, our senior secured facility requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount equal to 50% of the excess annual cash flow of Colgate and its subsidiaries, on the maintenance of a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt or equity issuances, excluding the exercise of stock options, by any of the Credit Parties (as defined in the credit agreement), (c) the net cash proceeds of asset dispositions over a minimum threshold or (d) unless reinvested, insurance proceeds or condemnation awards.

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

     As of September 30, 2005, we had $52.8 million of variable rate debt represented by borrowings under our senior secured term loans at an interest rate of 5.48% of which $29.2 million was swapped for fixed rate debt at an interest rate of 5.16%. Based on the balance outstanding under the credit facility as of September 30, 2005 and the swap agreement, an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $0.2 million on an annual basis. The fair value of the interest rate swap agreement was $0.4 million at September 30, 2005.

     Other than described above there have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

     As of September 30, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report.

     During the third quarter of 2005, we implemented an Enterprise Resource Planning ("ERP") system at Breg, a wholly-owned subsidiary. The ERP system, developed by Oracle, is expected to improve and enhance internal controls over financial reporting. This ERP system materially changes how transactions are processed at Breg. However, the implementation has not had a material adverse effect on our internal control over financial reporting and is not expected to have a material adverse effect in the future. We ensured the data converted to the Oracle system was accurate by maintaining appropriate data conversion controls throughout the implementation process. We also performed additional control procedures around the current financial reporting period to ensure the financial information reported at September 30, 2005 was materially accurate. Other than the changes required by the implementation of the Oracle ERP system, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


     Other than the changes mentioned above, no other significant changes in the our internal control over financial reporting occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II      OTHER INFORMATION

Item 1.  Legal Proceedings

     Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System foot pump product, breach of contract, unfair competition and was seeking damages. KCI filed counterclaims alleging inequitable conduct by Novamedix before the United States Patent and Trademark Office, fraud and unfair competition. KCI withdrew several of its counterclaims, but continued to assert affirmative defenses contending that the patents were invalid, unenforceable, and not infringed. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by the Company. The U.S. District Court in San Antonio, Texas denied certain motions filed by KCI that would have disposed of the case without a trial. On September 30, 2005 KCI, Novamedix and the Company announced a settlement had been reached under which KCI agreed to pay Novamedix $75.0 million and give Novamedix an option to receive an assignment of or a license to certain KCI foot pump patent rights. The Company has contractual obligations to distribute a portion of the settlement proceeds to certain former owners of Novamedix and the original patents. Further, the Company agreed to indemnify KCI against certain tax liabilities that might arise out of the settlement. Management believes the risk that any such claims might arise under this indemnity to be remote.

     The Company, in the normal course of its business, is involved in various legal proceedings or claims from time to time.

     Although management cannot predict the outcome of any proceedings or claims made against the Company, management does not expect that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

     Except as described below there were no securities sold by us during the first nine months of 2005 that were not registered under the Securities Act.

     On August 15, 2000, in conjunction with our asset purchase agreement with Kinesis, each outstanding Kinesis warrant was converted on a predetermined formula into Orthofix warrants to purchase shares of our common stock at a price per share ranging from $19.125 to $38.25, subject to adjustment as determined by the warrant agreement. These warrants were initially issued by Kinesis Medical, Inc.

     The following shares of common stock were issued to one or more of our warrant holders upon the exercise of such warrants during the nine months ended September 30, 2005:

                                       Number of Shares
       Date of Issuance                      Issued
       ----------------                ----------------

       January 31, 2005                       495

       April 4, 2005                           53

       August 1, 2005                         198

       August 15, 2005                         66

       August 26, 2005                        592

       August 29, 2005                        119

       August 30, 2005                      1,449

     The above transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and the rules and regulations promulgated under the Securities Act on the basis that the transactions did not involve a public offering.

Item 6.  Exhibits

             (a)            Exhibits

             Exhibit
             Number         Description

              3.1 Certificate of Incorporation of the Company (filed as an exhibit to the Company's annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

              3.2 Articles of Association of the Company as Amended (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

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

              10.13 Change of Control Agreement, dated as of September 1, 2005, between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company's current report on Form 8-K filed September 8, 2005 and incorporated herein by reference).

              10.14 Full Recourse Promissory Note between Orthofix International N.V. and Charles W. Federico dated January 10, 2002 (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

              10.15 Full Recourse Promissory Note between Orthofix International N.V. and Gary D. Henley dated January 10, 2002 (filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

              10.16 Share Purchase Agreement, dated as of March 20, 2003, between Orthofix International N.V. and Intavent Limited (filed as an exhibit to the Company's quarterly report of Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

              10.17 Acquisition Agreement dated as of November 20, 2003, among Orthofix International N.V., Trevor Acquisition, Inc., Breg, Inc. and Bradley R. Mason, as shareholders' representative (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

              10.18 Voting and Subscription Agreement dated as of November 20, 2003, among Orthofix International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

              10.19 Credit Agreement dated as of December 30, 2003, among Colgate Medical Limited, as borrower, and Orthofix International N.V and certain subsidiaries of the borrower, as guarantors, certain limited guarantors party thereto, the lenders parties thereto, Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as sole lead arranger and book manager (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

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

                            ORTHOFIX INTERNATIONAL N.V.


Date:  November 8, 2005       By:    /s/ CHARLES W. FEDERICO
                                    --------------------------------------------
                                    Name:  Charles W. Federico
                                    Title: Chief Executive Officer and President

Date:  November 8, 2005       By:    /s/ THOMAS HEIN
                                    --------------------------------------------
                                    Name:  Thomas Hein
                                    Title: Chief Financial Officer