Form 10-K
period 2005-12-31
ORTHOFIX INTERNATIONAL N V
filed 2006-03-14
CIK 884624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________.

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

     Common Stock, $0.10 par value                Nasdaq National Market
     (Title of Class)                     (Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of registrant's common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2005, as reported by the Nasdaq National Market, was approximately $428.5 million. Shares of common stock held by executive officers and directors and persons who own 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of March 9, 2006, 16,021,250 shares of common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2006 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                Table of Contents


                                                                                                              Page
PART I.........................................................................................................4
     Item 1.  Business.........................................................................................4
     Item 1A. Risk Factors....................................................................................21
     Item 1B. Unresolved Staff Comments.......................................................................26
     Item 2.  Properties......................................................................................27
     Item 3.  Legal Proceedings...............................................................................28
     Item 4.  Submission of Matters to a Vote of Security Holders.............................................28
PART II.......................................................................................................29
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters and Issuer
                Purchases of Equity Securities................................................................29
     Item 6.  Selected Financial Data.........................................................................31
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........32
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................43
     Item 8.  Financial Statements and Supplementary Data.....................................................44
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............44
     Item 9A. Controls and Procedures.........................................................................44
Part III......................................................................................................45
     Item 10. Directors and Executive Officers of the Registrant..............................................45
     Item 11. Executive Compensation..........................................................................48
     Item 12. Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters...................................................................48
     Item 13. Certain Relationships and Related Transactions..................................................48
     Item 14. Principal Accountant Fees and Services..........................................................48
Part IV.......................................................................................................49
     Item 15. Exhibits, Financial Statement Schedules.........................................................49

                           Forward-Looking Statements

     This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "intends," "predicts," "potential" or "continue" or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement, or the risk factors described in Item IA under the heading "Risk Factors," to reflect new information, the occurrence of future events or circumstances or otherwise.

     Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, unfavorable results in litigation matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations and the other risks described under Item 1A - "Business - Risk Factors" in this Form 10-K.

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

                                    OVERVIEW

     We are a diversified orthopedic products company offering a broad line of minimally invasive surgical, as well as non-surgical, products for the spine, reconstruction and trauma market sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include a device for enhancing venous circulation, cold therapy, other pain management products, bone cement and devices for removal of the bone cement used to fix artificial implants and airway management products used in anesthesia applications.

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

     Orthofix International N.V. is a limited liability company, organized under the laws of the Netherlands Antilles on October 19, 1987. Our principal executive offices are located at 7 Abraham de Veerstraat, Curacao, Netherlands Antilles, telephone number: 599-9-465-8525. Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Information on our website or connected to our website is not incorporated by reference into this Form 10-K. Our Internet website is located at http://www.orthofix.com. Our SEC filings are also available on the SEC Internet website as part of the EDGAR database (http://www.sec.gov).

Important Events

     On September 30, 2005, we announced that we had reached an agreement to settle the patent litigation between our subsidiary Novamedix and Kinetic Concepts, Inc. ("KCI") related to our A-V Impulse System(R). Under the terms of the settlement, KCI agreed to pay Novamedix $75 million, and we received an assignment of certain KCI foot pump patent rights. KCI retains rights in the patents and will maintain its Plexi Pulse foot pump product line going forward. The settlement resolves and settles all claims between the parties. We have contractual obligations to distribute a portion of the settlement proceeds to certain parties including former owners of Novamedix.

     On September 6, 2005, we announced that Alan W. Milinazzo had joined the Company in a newly established position of Chief Operating Officer. Mr. Milinazzo joined the Company from Medtronic Inc. where he was Vice President of Medtronic's Vascular business, as well as Vice President and General Manager of Medtronic's Coronary and Peripheral business. On February 16, 2006, we announced that Mr. Milinazzo had been promoted to Group President and Chief Executive Officer, effective April 1, 2006. He will succeed Charles W. Federico, who will remain a Director of the Company.

     On April 11, 2005, we announced an agreement with Stryker Corp. to conclude the 1998 Assignment Agreement for the manufacture and marketing of "BoneSource" Bone Void Filler. Stryker retained all rights assigned to it under the original agreement with no further obligation to make royalty payments to Orthofix for use of product patents or trademarks. Orthofix retained all payments previously made by Stryker, including an initial prepaid royalty payment of $2.4 million, which was recorded as a one-time item to "Other Income" in March 2005.

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

Business Strategy

     Our business strategy is to offer innovative, cost-effective orthopedic products to the spine, reconstruction and trauma market sectors that are minimally invasive and that reduce patient suffering and healthcare costs. We intend to continue to expand applications for our products by utilizing synergies among our core technologies. We intend to expand our product offerings through business or product acquisition and assignment or licensing agreements, as well as through our own product development efforts. We will leverage our sales and distribution network by selling our products in all markets that are available to them. We intend to continue to enhance physician relationships through extensive education efforts and strengthen contracting and reimbursement relationships through our dedicated sales and administrative staff.

Products

     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Sales of orthopedic products are in three market sectors, Spine (33%), Reconstruction (40%) and Trauma (20%), which together accounted for 93% of our total net sales in 2005. Sales of non-orthopedic products, including airway management products for use during anesthesia, woman's care and other products, accounted for 7% of our total net sales in 2005.

The following table identifies our principal products by trade name and describes their primary applications:


Product                                  Primary Application
-------                                  -------------------

Orthopedic Products
-------------------
Spine
Spinal-Stim                              PEMF non-invasive lumbar spine bone growth stimulator
Cervical-Stim                            PEMF non-invasive cervical spine bone growth stimulator
Orthotrac                                Pneumatic vest used to reduce pressure on the spine
EZ Brace                                 Rigid external brace for spine stabilization

Reconstruction
Fixation                                 External fixation, including the Sheffield Ring, OASIS and limb-lengthening systems
A-V Impulse System                       Enhancement of venous circulation, principally used after
                                         orthopedic procedures to prevent deep vein thrombosis
eight-Plate Guided Growth System         Treatment to cure the bowed legs or knock knees of children
Cemex                                    Bone cement
ISKD                                     Internal limb-lengthening device
OSCAR                                    Ultrasonic bone cement removal
Breg Bracing                             Bracing products which provide support and protection of limbs and extremities
Polar Care                               Cold therapy products to reduce swelling, pain and accelerate the rehabilitation process
Pain Care                                Pain therapy products that provide continuous post-surgery infusion of local anesthetic into surgical site

Trauma
Fixation                                 External and internal fixation, including DAF, ProCallus,
                                         XCaliber and nailing systems
Physio-Stim                              PEMF long bone non-invasive bone growth stimulator
PC.C.P                                   Percutaneous compression plating system for hip fractures
Contours VPS                             Internal plating system for wrist fractures

Non-Orthopedic Products
-----------------------
Laryngeal Mask                           Maintenance of airway during anesthesia
Other                                    Several non-orthopedic products for which various Orthofix subsidiaries hold distribution rights



     We have proprietary rights in all of the above products with the exception of the Laryngeal Mask, Cemex, ISKD, eight-Plate, and Contours VPS. We have the exclusive distribution rights for the Laryngeal Mask and Cemex in Italy, for the Laryngeal Mask in the United Kingdom and Ireland and for the ISKD, eight-Plate and Contours VPS worldwide.

     We have numerous trademarked products and services including but not limited to the following: Orthofix(R), ProCallus(R), Orthotrac(TM), XCaliber(TM), PC.C.P(TM), OASIS(TM), EZBrace(TM), Spinal-Stim(R),
Cervical-Stim(R), Physio-Stim(R), Breg(R), Polar Care(R), Pain Care(R) and Fusion(TM) XT.

Net Sales

     The following tables display the net sales by business segment, net of intercompany eliminations, and by each of our market sectors for the three most recent fiscal years ended December 31, 2005. We provide net sales by market sector for informational purposes only. We maintain our books and records by business segment.


         Business Segment:
         ----------------
                                                               Year ended December 31,
                                                                  (In US$ thousands)
                                         2005                            2004                            2003
                              --------------------------     ----------------------------     ----------------------------
                                              Percent of                       Percent of                       Percent of
                                              Total Net                        Total Net                        Total Net
                              Net Sales         Sales        Net Sales           Sales        Net Sales           Sales
                              ---------       ----------     ---------         ----------     ---------         ----------
Americas Orthofix              $144,174           46%         $125,972             44%         $116,848            57%
Americas Breg                    72,022           23%           68,294             24%                -              -
International Orthofix           97,108           31%           92,372             32%           86,859            43%
                              ---------       ----------     ---------         ----------     ---------         ----------
Total                          $313,304          100%         $286,638            100%         $203,707           100%
                              =========       ==========     =========         ==========     =========         ==========


         Market Sector:
         -------------

                                                               Year ended December 31,
                                                                  (In US$ thousands)
                                         2005                            2004                            2003
                              --------------------------     ----------------------------     ----------------------------
                                              Percent of                       Percent of                       Percent of
                                              Total Net                        Total Net                        Total Net
                              Net Sales         Sales        Net Sales           Sales        Net Sales           Sales
                              ---------       ----------     ---------         ----------     ---------         ----------
Orthopedic
  Spine                        $101,622           33%          $81,372             28%         $ 79,552            39%
  Reconstruction                125,416           40%          120,944             42%           51,183            25%
  Trauma                         63,538           20%           62,887             22%           53,706            26%
                               --------          ----        ---------            ----         --------           ----
Total Orthopedic                290,576           93%          265,203             92%          184,441            90%

Non-Orthopedic                   22,728            7%           21,435              8%           19,266            10%
                               --------          ----        ---------            ----         --------           ----

Total                          $313,304          100%         $286,638            100%         $203,707           100%
                               ========          ====        =========            ====         ========           ====



     Additional financial information regarding our geographic markets can be found in Part II, Item 8, "Financial Statements and Supplementary Data".

Orthopedic Products

     Orthopedic product sales represented 93% of our total net sales in 2005.

     Our orthopedic product sales cover three market sectors: Spine, Reconstruction and Trauma.

Spine

     Spine product sales represented 33% of our total net sales in 2005.

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

     Orthofix spine products are positioned to address the needs of spine patients at any point within the non-invasive care cycle, offering non-operative, pre-operative and post-operative treatments. Our products currently address the cervical and lumbar fusion segment which is the largest sub-segment of the spine market.

     Bone Growth Stimulators used in spinal applications are designed to enhance the success rate of spinal fusions by stimulating the body's own natural healing mechanism. These portable devices are intended to be used as part of a post-surgery home treatment program prescribed by a physician.

Spinal-Stim

     Spinal-Stim was the first non-invasive spinal fusion stimulator system commercially available in the United States. Spinal-Stim is designed for treatment of the lower thoracic and lumbar regions of the spine. Some spine fusion patients are at greater risk than most patients of not fusing following a spine fusion procedure due to risk factors such as smoking, obesity or because their surgery involves fusion of multiple levels of vertebra in one procedure. For these patients, bone growth stimulation using Spinal-Stim has been shown to increase the probability of fusion, without the need for additional surgery. According to internal sales data, more than 154,000 patients have been treated using Spinal-Stim since the product was introduced in 1990. The device uses proprietary technology to generate a pulsed electromagnetic field (PEMF) signal. Our FDA approval to market Spinal-Stim commercially is for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery. The recommended minimum daily treatment time for Spinal-Stim is two hours. The attending medical staff can instruct the patient regarding operation of the product and the appropriate duration of daily treatments. The overall length of treatment is determined by the prescribing physician, but is typically between three and nine months in duration.

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

     We operate limited guarantee programs for Spinal-Stim to heighten awareness of the healing enhancement properties of PEMF technology. These programs provide, in general, for refund of the full price of the device if radiographic evidence indicates that healing is not occurring at the fusion site when the device is used in accordance with the prescribed treatment protocol. Over the multi-year history of this program, we have received few claims for refund and we carry a nominal financial reserve.

Cervical-Stim

     On December 28, 2004, we received approval from the U.S. Food and Drug Administration (FDA) to market our Cervical-Stim bone growth stimulator. Cervical-Stim is the first and only FDA-approved bone growth stimulator for use as an adjunct to cervical (upper) spine fusion in high-risk patients.

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

     Without a bone growth stimulator, the failure rate of cervical and lumbar fusions in high risk patients can be significant. Application of pulsed electromagnetic field ("PEMF") signals activates the body's natural repair mechanism when it is absent or not fully functional in certain patients, and consequently enhances bone growth for successful fusion outcomes. Orthofix has sponsored independent research at the Cleveland Clinic, where scientists conducted molecular and cellular mechanism studies to identify the influence of Orthofix's PEMF signals on bone cells. Four of the six studies have been published; one in each of the years 2003, 2004, 2005, and 2006. One of the two remaining studies has been accepted for publication in a peer-reviewed journal, the publication date is to be determined and the final manuscript is currently under journal review. Among other insights, the studies, illustrate the positive effects of PEMF on bone loss, callus formation, and collagen. Furthermore, characterization and visualization of the Orthofix PEMF waveform is paving the way for signal optimization for a variety of applications and indications.

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

Reconstruction

     Reconstruction products represented 40% of our total net sales in 2005.

     We offer a comprehensive solution package to the highly specialized limb reconstruction market for correction of deformed limbs, such as length discrepancies or angular deformities. We believe that our products enable a much simpler product application and superior performance over existing alternatives for the correction of lower limb deformities. In addition, we offer an internal lengthening system called the ISKD which is used when patient's limbs are unequal in length. The ISKD is implanted using a minimally invasive technique and lengthens internally. In late 2004, we introduced a reconstruction plate called eight-Plate Guided Growth System to correct varus and valgus deformity in children.

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

     As a result of our acquisition of Breg, we have a more well-rounded and complete product line offering within the reconstruction market. As a leading manufacturer of orthopedic bracing, cold therapy products and pain care products, Breg possesses strong brand recognition and a high quality reputation. Functional bracing, load shifting and post-surgery bracing are used for the protection of surgical repair and promotion of faster healing. Additionally, we believe that cold therapy has become a standard of care with physicians and hospitals and pain therapy products are experiencing rapid acceptance as a standard of care as well.

Fixation

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

eight-Plate Guided Growth System

     The eight-Plate Guided Growth System is a minimally invasive, secured pediatric implant, designed to gently correct angular deformities such as bowed legs and knock knees through guided growth. Guided growth is a technique that harnesses the growth process at the joint without the need for invasive osteotomy.

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

OSCAR (Orthosonics System for Cement Arthroscopy Revision)

     We have developed the Orthosonics System for Cement Arthroscopy Revision, or OSCAR, an ultrasonic device designed to soften and remove the bone cement used to fix artificial implants within the patient's bone. We believe that it offers a significant improvement, both in terms of cost and patient outcomes, over existing bone cement removal techniques. Existing techniques involve the use of hand chisels and manual or pneumatic hammers and drills, which generally increase the risk of femoral shaft fracture with greatly increased patient trauma and have significant cost implications. OSCAR has been demonstrated to greatly reduce femoral fractures and substantially reduce cement removal times to approximately 15 to 20 minutes. We have under evaluation a new ultrasonic product for the larger uncemented hip revision market.

     The product was launched in the United Kingdom in 1994, and selectively elsewhere in 1995. OSCAR is well established in the United Kingdom, and we believe it is gaining support in certain other European countries. We are expanding distribution of OSCAR in the United States through a network of agents and independent distributors that currently covers 36 states. A version of OSCAR has a built-in endoscopic function for visual examination of the femoral canal.

Breg

     On December 30, 2003, we acquired Breg Inc., which we believe is a market leader in the sale of orthopedic post-operative reconstruction and rehabilitative products to hospitals and orthopedic offices. We include all of Breg's products in our Reconstruction market sector. Breg's products are grouped primarily into three product categories: Breg Bracing, Polar Care and Pain Care. Approximately 55% of Breg's net revenues were attributable to the sale of bracing products in 2005, including: (1) functional braces for prevention of ligament injuries, (2) load-shifting braces for osteoarthritic pain management,
(3) post-operative braces for protecting surgical repair and (4) foot and ankle supports that provide an alternative to casting. Approximately 30% of Breg's 2005 net revenues came from the sale of cold therapy products used to minimize the pain and swelling following knee, shoulder, elbow and back injuries or surgery. Approximately 8% of Breg's 2005 net revenues came from the sale of pain therapy products used for patient control over post-operative pain management after common sports medicine procedures such as arthroscopy of the knee and shoulder. Approximately 7% of Breg's 2005 net revenues came from the sale of other rehabilitative products. Breg sells its products through a network of domestic and international independent distributors and related international subsidiaries.

Breg Bracing

     We design, manufacture and market a broad range of rigid knee bracing products, including ligament braces, post-operative braces and osteoarthritic braces. The rigid knee brace products are either customized braces or standard adjustable off-the-shelf braces. Breg braces are endorsed by the Professional Football Athletic Trainers Society.

     Ligament braces provide durable support for moderate to severe knee ligament instabilities and help stabilize the joint so that patients may successfully complete rehabilitation and resume their daily activities. The product line includes premium custom braces and off-the-shelf braces designed for use in all activities. All ligament braces are also available with a patellofemoral option to address tracking and subsequent pain of the patellofemeral joint. We market the ligament product line under the Fusion and X2K brand names.

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

Polar Care

     We manufacture, market and sell a leading cold therapy product line, Polar Care. Breg created the market for cold therapy products in 1991 when it introduced the Polar Care 500, a cold therapy device used to reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process. Today, we believe that cold therapy is a standard of care with physicians despite limited historical reimbursement by insurance companies over the years. Based on the increasing acceptance of cold therapy, reimbursement by insurance companies is improving.

     The Polar Care product uses a circulation system to provide constant fluid flow rates to ensure safe and effective treatment. The product consists of a cooler filled with ice and cold water connected to a pad, which is applied to the affected area of the body; the device provides continuous cold therapy for the relief of pain. Breg's cold therapy line consists of the Polar Care 500, Polar Care 500 LITE, Polar Care 300, Polar Cub and cold gel packs.

Pain Care

     We manufacture, market and sell a line of pain therapy products, Pain Care. This product line includes the Pain Care 3200 and 4200 lines of disposable, pain management infusion pumps. These pain management systems provide a continuous infusion of local anesthetic dispensed directly into the surgical site following a surgical procedure. The Pain Care family provides infusions, controlled by the patient, of a local anesthetic to alleviate and moderate severe pain experienced following surgery. We believe we maintain a strong position in this fast growing market. In early 2006, we introduced the ePain Care, an electronic, reusable infusion pump, which delivers a bolus of local anesthetic in a programmable treatment protocol.

Other

     Additionally, Breg offers a line of continuous passive motion (CPM) and home therapy products to accommodate post-surgical ambulation and recovery from shoulder, knee and ankle injuries.

Trauma

     Trauma products represented 20% of our total net sales in 2005.

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

Fixation

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

     Our XCaliber fixators are made from a lightweight radiolucent material and are provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures. The radiolucency of XCaliber fixators allows X-rays to pass through the device and provides the surgeon with significantly improved X-ray visualization of the fracture and alignment. In addition, these three configurations cover a broad range of fractures with very little inventory. The XCaliber fixators are provided pre-assembled in sterile kit packaging to decrease time in the operating room.

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

     Internal fixation devices include nails, screws, and plates designed to temporarily stabilize traumatic bone injuries. These devices are used to set and stabilize fractures and may be removed when healing is completed. Our principal internal fixation devices include:

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

     o the Magic Pins Fragment Fixation System is an implant for fixing small fracture fragments, usually used for the treatment of fractures near the joints; and

     o the Centronail is a new state of the art nailing system for stabilizing fractures in the femur, tibia and humerus. It has all the attributes of the Orthofix Nailing System but has additional advantages: it is made of titanium; has improved mechanical distal targeting and instrumentation and a design which requires significantly reduced inventory.

Contours VPS

     The Contours VPS is an internal fixation plating system for wrist fractures. It was designed from extensive cadaveric research. The Contours VPS offers high and low contoured options that allow the plate to fix within the variable surface geometry of the distal radius and its fixed angle screws to obtain optimal bone purchase without danger of protrusion.

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

     We manufacture the Physio-Stim, a bone growth stimulation device which has proved to be successful in treating many fracture non-unions. Our patient data shows that eight out of ten patients with fracture non-unions that use Physio-Stim are healed by our product without additional invasive surgical treatment. The systems offer portability, rechargeable battery operation, integrated component design, patient monitoring capabilities and the ability to cover a large treatment area without factory calibration for specific patient application. According to internal sales data, more than 115,000 patients have been treated using Physio-Stim for long bone non-unions since the product was introduced in 1986. Physio-Stim uses a proprietary technology to generate a PEMF signal. The result is a self-contained, very light and ergonomic device with a three hour per day wear time that we believe makes the unit significantly easier and more comfortable to use than competing products. The comprehensive Physio-Stim product line treats all the small and long bones, with a current redesign for the treatment of the pelvis. Physio-Stim also features a compliance monitoring system that provides hard copy printouts of patient compliance. Physio-Stim uses a PEMF signal that is distinct from the Spinal-Stim product but is also proprietary to Orthofix.

     We operate limited guarantee programs for Physio-Stim to heighten awareness of the healing enhancement properties of PEMF technology. This program provides, in general, for refund of the full price of the device if radiographic evidence indicates that healing is not occurring at the fracture site when the device is used in accordance with the prescribed treatment protocol. Over the multi-year history of this program, we have received few claims for refund, for which we carry a nominal financial reserve.

PC.C.P (Gotfried Percutaneous Compression Plating System)

     The Gotfried Percutaneous Compression Plating or PC.C.P System is a minimally invasive method of fracture stabilization and fixation for hip-fracture surgery developed by Y. Gotfried, M.D.

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

Non-Orthopedic Products

     Non-orthopedic product sales represented 7% of our total net sales in 2005.

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

Product Development

     Our research and development departments are responsible for new product development. We work regularly with certain institutions referred to below as well as with physicians and other consultants on the long-term scientific planning and evolution of our research and development efforts. Our primary research and development facilities are located in Verona, Italy; McKinney, Texas; Vista, California; and Andover, United Kingdom.

     We maintain interactive relationships with the main orthopedic centers in the United States, Europe, Japan and South and Central America, including research and development centers such as the Cleveland Clinic Foundation, Rutgers University, and the University of Verona in Italy. Several of the products that we market have been developed through these collaborations. In addition, we regularly receive suggestions for new products from the scientific and medical community, some of which result in Orthofix entering into assignment and license agreements with physicians and third-parties. We also receive a substantial number of requests for the production of customized items, some of which have resulted in new products. We believe that our policy of accommodating such requests enhances our reputation in the medical community.

     In 2005, 2004 and 2003, we spent $11.3 million, $11.5 million and $8.1 million, respectively, on research and development. In 2005, we introduced the Cervical-Stim for spine as well as several new products for the trauma and reconstruction markets and several next generation products as extensions to existing products.

     In January 2000, we agreed to provide approximately $2.0 million to the Orthopedic Research and Education Foundation to fund a four-year study to explore the molecular and cellular mechanisms underlying bone-healing in response to Orthofix's PEMF technology. These studies were conducted at the Lerner Research Institute of the Cleveland Clinic. The results from these studies include two published papers indicating positive effects on bone growth and callus formation due to PEMF, one published paper indicating wave-form dependent responses of collagen in the extracellular matrix to PEMF, and one published paper regarding visualization of the current PEMF signal. Two additional papers, one of which has been accepted for publication and the other currently under journal review, explore the positive response of a particular signaling molecule to PEMF and the absorption of PEMF energy by target tissues. The signaling molecule identified by the studies is one that has already been shown to be important for cell growth and proliferation.

     In January 2003, we invested $1.5 million to purchase an equity interest in Innovative Spinal Technologies a start-up company focused on commercializing spinal products.

Patents, Trade Secrets, Assignments and Licenses

     We rely on a combination of patents, trade secrets, assignment and license agreements as well as non-disclosure agreements to protect our proprietary intellectual property. We own numerous U.S. and foreign patents and have numerous pending patent applications and license rights regarding patents held by third parties. Our primary products are patented in all major markets in which they are sold. There can be no assurance that pending patent applications will result in issued patents, that patents issued or assigned to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage or protections. Third parties might also obtain patents that would require assignment to or licensing by us for the conduct of our business. We rely on confidentiality agreements with key employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology that we seek to protect.

     We obtain assignments or licenses of varying durations for certain orthopedic products from third parties. We have acquired rights under such assignments or licenses in exchange for lump-sum payments or arrangements under which we pay to the licensor a percentage of sales. However, while assignments to us generally are irrevocable, there is no assurance that these licenses will continue to be made available to us on terms that are acceptable to us, or at all. The terms of our license agreements vary in length from three years to the life of product patents or the economic life of the product. These license and assignment agreements generally provide for royalty payments and termination rights in the event of a material breach.

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

     Our products are subject to the regulatory powers of the FDA pursuant to the Medical Device Amendments Act of 1976 to the Federal Food, Drug and Cosmetics Act, the Safe Medical Devices Act of 1990, and regulations issued or proposed hereunder. With the exception of our stimulation products, our products fall into FDA classifications that require less review by the FDA pursuant to
Section 510(k) of the 1976 Amendments than devices that require pre-market approval applications. Our bone growth stimulation products are classified as Class III by the FDA, and have been approved for commercial distribution in the United States following our submission of the required pre-market approval applications.

     The medical devices that we develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained all necessary clearances for the manufacture and sale of our products and that they are generally in compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. If the FDA came to believe that we were not in compliance with applicable law or regulations, it could institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against us, our officers or our employees and could recommend criminal prosecution to the Department of Justice. In addition, the regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA also has the ability to reclassify medical devices from one category of regulatory classification to another and there can be no assurance that one or more of our products will not be reclassified.

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

     Our sales and marketing practices are also subject to a number of U.S. laws regulating healthcare fraud and abuse such as the Anti-Kickback Statute and the Physician Self-Referral Law (known as the "Stark Law"), the Civil False Claims Act and the Health Insurance Portability and Accountability Act as well as numerous state laws regulating healthcare and insurance. These laws are enforced by the Office of Inspector General and the United States Department of Justice along with other federal, state and local agencies. These laws generally: (1) prohibit the provision of any thing of value in exchange for a patient referral from a healthcare program, (2) require that claims for payment submitted to the government be truthful, (3) prohibit the transmission of protected healthcare information to persons not authorized to receive that information, (4) require the provision of certain information to the government, and (5) require the maintenance of certain government licenses and permits.

     We devote significant time, effort and expense to addressing government and regulatory requirements applicable to our business. We believe our operations are in compliance with applicable law. We have healthcare compliance officers for each of our major business units and we maintain a Healthcare Compliance Committee as recommended by applicable U.S. government guidelines which meets regularly to address healthcare regulatory policy. Our employees receive healthcare regulatory compliance training on an ongoing basis. Our profitability depends in part upon our ability and our distributors' ability to obtain and maintain all necessary certificates, permits, approvals and clearances from U.S. and non-U.S. regulatory authorities and to operate in compliance with applicable regulations.

Sales, Marketing and Distribution

General Trends

     We believe that demographic trends, principally in the form of a better informed, more active and aging population in the major healthcare markets of the United States, Western Europe and Japan, together with opportunities in emerging markets such as China and Latin America, as well as our focus on innovative, minimally invasive products will continue to have a positive effect on the demand for our products.

Primary Markets

     In 2005, Americas Orthofix including its principal market, the United States, accounted for 46% of total net sales; Americas Breg accounted for 23% of total net sales; and International Orthofix accounted for 31% of total net sales. Other than Kendall Healthcare Products and sales directed to customers through a marketing services agreement with Medtronic Sofamor Danek Group, no single customer accounted for greater than 2% of total net sales.

     We have a marketing services agreement for our spinal stimulation products with Medtronic Sofamor Danek Group. As an agent for Orthofix, Medtronic Sofamor Danek provides marketing introductions to potential customers in exchange for a service fee. This agreement is set to expire in 2007, and if not renewed, could have a negative impact on net sales of spinal stimulation products. Our A-V Impulse System is distributed in the United States under an exclusive, long-term distribution agreement with Kendall Healthcare Products. Kendall Healthcare Products accounted for approximately 5% of our total net sales in 2005. Sales to all other customers were broadly distributed.

     Our products sold in the United States are either prescribed by medical professionals for the care of their patients or sold to hospitals, clinics, surgery centers, independent distributors or other healthcare providers, all of whom may be primarily reimbursed for the healthcare products provided to patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Our products are also sold in many other countries, such as the United Kingdom, France and Italy, which have publicly funded healthcare systems as well as private insurance plans.

Sales, Marketing and Distributor Network

     We have established a broad distribution network comprised of direct representatives and distributors. This established distribution network provides us with a strong platform to introduce new products and expand sales of existing products. We distribute our products through a sales and marketing force of approximately 470 direct sales and marketing representatives. Our products are also sold through distributors. Worldwide we have approximately 239 independent distributors who represent our products in approximately 60 countries. The table below highlights the makeup of our sales, marketing, and distribution network at December 31, 2005.


                                          Direct
                                Sales & Marketing Headcount                            Distributors
                       ---------------------------------------------  -----------------------------------------------
                       United States   International       Total      United States    International       Total
                       -------------   -------------       -----      -------------    -------------       -----
Orthofix                    273             146             419             44              91              135
Breg                         48               3              51             55              49              104
                       -------------   -------------       -----      -------------    -------------       -----
Total                       321             149             470             99             140              239
                       =============   =============       =====      =============    =============       =====


     In our largest market, the United States, our sales, marketing and distributor network is separated between a dedicated spine sales force addressing the spine market sector, an orthopedic sales force addressing the Reconstruction and Trauma market sectors and the Breg sales, marketing and distributor network which is predominately an independent commissioned distributor network addressing the Reconstruction market sector.

     Outside the United States, we employ both direct sales representatives and distributors within our international sales subsidiaries. We also utilize independent distributors in Europe, the Far East, the Middle East and Central and South America where we do not have subsidiaries. In order to provide support to our independent distributor network, we have a group of sales and marketing specialists who regularly visit independent distributors to provide training and product support.

Marketing

     We seek to market our products principally to medical professionals who are the decision makers in their patient's treatment. This focus is designed to complement our product development and marketing strategy, which seeks to encourage and maintain product development relationships with the leading orthopedic, trauma and other surgeons. These relationships facilitate the introduction of design improvements and create innovative products that meet the needs of surgeons and patients, thereby expanding the market for our products.

     We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages in printed, video and multimedia formats. To provide additional advanced training for surgeons, we organize monthly multilingual teaching seminars at our facility in Verona, Italy. The Verona seminars, which in 2005 were attended by over 750 surgeons from around the world, include a variety of lectures from specialists as well as demonstrations and hands-on workshops. Each year many of our sales representatives and distributors independently conduct basic courses locally for surgeons in the application of certain of our products. We also provide sales training at our training centers in McKinney, Texas and at our Breg training center in Vista, California. Additionally, we have implemented a web-based sales training program, which provides continued training to our sales representatives.

Competition

     Our bone growth stimulation products compete principally with similar products marketed by EBI Medical Systems, a subsidiary of Biomet, Inc, dj Orthopedics, Inc., and Exogen, Inc., a subsidiary of Smith & Nephew plc. For external and internal fixation devices, our principal competitors include Synthes AG, Zimmer, Inc., Stryker Corp., Smith & Nephew plc and EBI Medical Systems. OSCAR competes principally with products produced by Biomet, Inc. and Norian Corporation. The principal non-pharmacological products competing with our A-V Impulse System are manufactured by Huntleigh Technology PLC and Kinetic Concepts Inc. We recently settled an action against Kinetic Concepts Inc. for alleged patent infringement. For a description of the litigation, see Item 3 - "Legal Proceedings."

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

Manufacturing and Sources of Supply

     We generally design, develop, assemble, test and package all our products, and subcontract the manufacture of a substantial portion of the component parts. Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development and marketing yet still maintaining quality assurance standards. In addition to designing, developing, assembling, testing, and packaging its products, Breg also manufactures a substantial portion of the component parts used in its products.

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

Capital Expenditures

     We had tangible and intangible capital expenditures in the amount of $12.2 million, $12.2 million and $5.2 million in 2005, 2004 and 2003, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds. We currently plan to invest approximately $4.1 million in the Americas Orthofix, approximately $2.9 million in Americas Breg, and approximately $4.0 million in International Orthofix in 2006 for a total of approximately $11.0 million to support the planned expansion of our business. We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

     At December 31, 2005, we had 1,092 employees worldwide. 356 were employed at Americas Breg, 504 were employed at Americas Orthofix and 232 were employed at International Orthofix. Our relations with our Italian employees, who numbered 81 at December 31, 2005, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe that we have good relations with our employees. Of our 1,092 employees, 470 were employed in sales and marketing functions, 190 in general and administrative, 406 in production and 26 in research and development.

Item 1A.  Risk Factors
----------------------

     In addition to the other information contained in the Form 10-K and the exhibits hereto, you should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Form 10-K.

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

     We also rely on trade secrets, unpatented proprietary expertise and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with assignors, licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to our products arising from research, we may not be able to maintain the confidentiality of information relating to these products. In addition, when a patent relating to any of our products lapses, we may experience greater competition arising from new market entrants.

Third parties may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products.

     There has been substantial litigation in the orthopedic medical devices industry with respect to the manufacture, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to defend against allegations relating to the infringement of patent or proprietary rights of third parties. Any such litigation could, among other things:

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

     Our products are sold either directly by us or our independent sales representatives to our customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers. These products may be reimbursed by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet medical necessity criteria; was not used in accordance with cost-effective treatment methods as determined by such third-party payor; was investigational; was used for an unapproved indication or if the policy holder's benefits are limited. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Limits put on reimbursement could make it more difficult for people to buy our products and reduce, or possibly eliminate, the demand for our products. In addition, in the event that governmental authorities enact additional legislation or adopt regulations that affect third-party coverage and reimbursement, demand for our products may be reduced with a consequent material adverse effect on our sales and profitability. Third-party payors, whether private or governmental entities, also regularly institute coverage or reimbursement review proceedings designed to determine whether a particular product, treatment modality, device or therapy will be subject to reimbursement and, if so, at what level of payment.

     Orthofix Inc., a subsidiary of the Company, is currently involved in two such proceedings. The first is before the Medicare Coverage Advisory Committee ("MCAC") which advises the Centers for Medicare and Medicaid Services ("CMS") on whether specific medical items and services are reasonable and necessary under applicable law. The MCAC is currently gathering factual information regarding the use of bone growth stimulators such as those manufactured by the Company and certain biological products (known generally as "orthobiologics") for the repair of non-union bone fractures. The second proceeding is being conducted by the General Accounting Office to determine whether an increase above the current level of reimbursement will be given to the Company's bone growth stimulation products in calendar year 2007, and, if so, at what level. The outcomes of these proceedings and whether they could limit or reduce coverage or reimbursement for the Company's products is currently unknown. It is also possible that the government's focus on coverage of off-label uses for FDA-approved devices could lead to changes in coverage policies regarding off-label uses by TriCare, Medicare and/or Medicaid. There can be no assurance that we or our distributors will not experience significant reimbursement problems in the future. Our products are sold in many countries, such as the United Kingdom, France, and Italy, with publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Any increase in such constraints may have a material adverse effect on our sales and collection of accounts receivable from such sales.

     Management estimates that revenue by payor type is:

     o    Independent Distributors                               27%

     o    Third Party Insurance                                  24%

     o    International Public Healthcare Systems                19%

     o    Direct (hospital)                                      19%

     o    U.S. Government - Medicare, Medicaid, TriCare           9%

     o    Self pay                                                2%

We may be subject to extensive government regulation that increases our costs and could limit our ability to market or sell our products.

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

     The approval by governmental authorities, including the FDA in the United States, is generally required before any medical devices may be marketed in the United States or other countries. We cannot predict whether in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition or results of operations. The process of obtaining FDA and other regulatory approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of an approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices. Our subsidiary, Orthofix Inc., is currently involved in a proceeding before the FDA addressing whether the FDA classification of bone growth stimulation products should be reclassified from FDA Class III to FDA Class II. We are actively participating in this proceeding, and maintain that the current FDA Class III classification is correct. We do not know when or whether the FDA will reach a determination on this classification issue or whether any such determination would adversely impact our ability to market or sell these products.

     Our profitability depends, in part, upon the ability of the Company, our sales representatives, and our distributors to obtain and maintain all necessary certificates, permits, approvals and clearances from U.S. and foreign regulatory authorities and to operate in compliance with applicable regulations. If the FDA or other U.S. or foreign regulatory authority determines that we were not in compliance with applicable law or regulations, it could institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against us, our officers or our employees and could recommend criminal prosecution to the Department of Justice. Any such consequences could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to product liability claims that may not be covered by insurance and could require us to pay substantial sums.

     We are subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid. We maintain product liability insurance coverage in amounts and scope that we believe is reasonable and adequate. There can be no assurance, however, that product liability or other claims will not exceed our insurance coverage limits or that such insurance will continue to be available on reasonable commercially acceptable terms, or at all. A successful product liability claim that exceeds our insurance coverage limits could require us to pay substantial sums and could have a material adverse effect on us.

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

     The approval and introduction of Bone Morphogenic Proteins (BMPs) by Medtronic Sofamor Danek Group have shown market acceptance as a substitute for autograft bone in spinal fusion surgeries. Our Spinal-Stim product is FDA approved for both failed fusions and healing enhancement as an adjunct to spinal fusion surgery, most typically for multilevel or high-risk patients. While BMPs are considered or classified as a bone growth material, they have yet to be clinically proven to be effective or approved for use in the high-risk patients such as those who use our Spinal-Stim and our new Cervical-Stim products. Off-label use or the FDA approval of BMPs for risk indications could have an adverse effect on sales of our bone-growth stimulation products in high-risk patients. Additionally, in 2004, Artificial Disks were introduced into the market as an alternative to spinal fusions. The use of artificial disks on high risk patients could have an adverse effect on sales of our products in such high-risk patients.

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

     We sell our products in many countries through independent distributors. Generally, our independent sales representatives and our distributors have the exclusive right to sell our products in their respective territories and are generally prohibited from selling any products that compete with ours. The terms of these agreements vary in length from one to ten years. Under the terms of our distribution agreements, each party has the right to terminate in the event of a material breach by the other party and we generally have the right to terminate if the distributor does not meet agreed sales targets or fails to make payments on time. Any termination of our existing relationships with independent sales representatives or distributors could have an adverse effect on our business unless and until commercially acceptable alternative distribution arrangements are put in place.

We are party to numerous contractual relationships.

     We are party to numerous contracts in the normal course of our business. We have contractual relationships with suppliers, distributors and agents, as well as service providers. In the aggregate, these contractual relationships are necessary for us to operate our business. From time to time, we amend, terminate or negotiate our contracts. We are also periodically subject to, or make claims of breach of contract, or threaten legal action relating to our contracts. These actions may result in litigation. At any one time, we have a number of negotiations under way for new or amended commercial agreements. We devote substantial time, effort and expense to the administration and negotiation of contracts involved in our business. However, these contracts may not continue in effect past their current term or we may not be able to negotiate satisfactory contracts in the future with current or new business partners.

We face risks related to foreign currency exchange rates.

     Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. We have substantial activities outside of the United States that are subject to the impact of foreign exchange rates. The fluctuations of foreign exchange rates during 2005 have had a positive impact of $1.2 million on net sales outside of the United States. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we enter into currency hedges from time to time. At December 31, 2005, we had outstanding a foreign currency hedge for 5.0 million Euros to balance our current liabilities denominated in Euros with our current assets denominated in Euros.

We are subject to differing tax rates in several jurisdictions in which we operate.

     We have subsidiaries in several countries. Certain of our subsidiaries sell products directly to other Orthofix subsidiaries or provide marketing and support services to other Orthofix subsidiaries. These intercompany sales and support services involve subsidiaries operating in jurisdictions with differing tax rates. Tax authorities in such jurisdictions may challenge our treatment of such intercompany transactions under the residency criteria, transfer pricing provisions or any other aspects of their respective tax laws. If we are unsuccessful in defending our treatment of intercompany transactions, we may be subject to additional tax liability or penalty, which could adversely affect our profitability.

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

     Our corporate affairs are governed by our Articles of Association and the corporate law of the Netherlands Antilles as laid down in Book 2 of the Civil Code (CCNA). Although some of the provisions of the CCNA resemble some of the provisions of the corporation laws of a number of states in the United States, principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if Orthofix were incorporated in a jurisdiction within the United States. For example, there is no statutory right of appraisal under Netherlands Antilles corporate law nor is there a right for shareholders of a Netherlands Antilles corporation to sue a corporation derivatively. In addition, we have been advised by Netherlands Antilles counsel that it is unlikely that (1) the courts of the Netherlands Antilles would enforce judgments entered by U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws and (2) actions can be brought in the Netherlands Antilles in relation to liabilities predicated upon the U.S. federal securities laws.

Our business is subject to economic, political, regulatory and other risks associated with international sales and operations.

     Since we sell our products in many different countries, our business is subject to risks associated with conducting business internationally. Net sales outside the United States represented 30% of our total net sales in 2005. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

We may incur costs and undertake new debt and contingent liabilities in a search for acquisitions.

     We continue to search for viable acquisition candidates that would expand our market sector or global presence. We also seek additional products appropriate for current distribution channels. The search for or acquisition of another company or product line by us could result in our incurrence of costs from such efforts as well as the undertaking of new debt and contingent liabilities from such searches or acquisitions. Such costs may be incurred at any time and may vary in size depending on the scope of the acquisition or product transactions and may have a material impact on our results of operations.

Item 1B.  Unresolved Staff Comments
-----------------------------------

         None.

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

International Distribution Center for Orthofix products          Verona, Italy                     18,000      Leased

Administrative offices for Orthofix International N.V. and       Huntersville, NC                  10,084      Leased
Orthofix Inc.

Sales management, distribution and administrative offices        South Devon, England               2,500      Leased

Sales management, distribution and administrative offices        Andover, England                   9,001      Leased
for A-V Impulse and fixation products

Sales management, distribution and administrative facility       Maidenhead, England                9,000      Leased
for United Kingdom

Sales management, distribution and administrative facility       Mexico City, Mexico                3,444      Leased
for Mexico

Sales management, distribution and administrative facility       Sao Paulo, Brazil                  4,415      Leased
for Brazil

Sales management, distribution and administrative facility       Gentilly, France                   3,854      Leased
for France

Sales management, distribution and administrative facility       Valley, Germany                    3,000      Leased
for Germany

Sales management, distribution and administrative facility       Steinhausen, Switzerland           1,180      Leased
for Switzerland

Assembly and packaging facility for fixation products            Victoria, Mahe, Seychelles         5,705      Leased

Administrative, manufacturing, warehousing, distribution         Vista, California                 104,832     Leased
and research and development facility for Breg

Manufacturing facility for Breg products                         Mexicali, Mexico                  63,000      Leased

Sales management, distribution and administrative facility       Guaynabo, Puerto Rico              4,400      Leased
for Puerto Rico

Item 3.  Legal Proceedings
--------------------------

     Our subsidiary, Novamedix, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System foot pump product, breach of contract, unfair competition and seeking damages. KCI filed counterclaims alleging inequitable conduct by Novamedix before the United States Patent and Trademark Office, fraud and unfair competition. KCI withdrew several of its counterclaims, but continued to assert affirmative defenses contending that the patents were invalid, unenforceable, and not infringed. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by the Company. The U.S. District Court in San Antonio, Texas denied certain motions filed by KCI that would have disposed of the case without a trial. On September 30, 2005 KCI, Novamedix and the Company announced a settlement had been reached under which KCI agreed to pay Novamedix $75.0 million and give Novamedix an option to receive a limited assignment or license to certain KCI foot pump patent rights, which the Company chose to receive a limited assignment. We have contractual obligations to distribute a portion of the settlement proceeds to certain former owners of Novamedix and the original patents.

     We are from time to time involved in legal proceedings in the normal course of business which may include, but are not limited to, product liability actions.

     Although we cannot predict the outcome of any proceedings or claims made against us, management does not expect that the ultimate outcome of any such proceedings or claims will have a material adverse effect on our financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

Market for Our Common Stock

     Our common stock is traded on the Nasdaq National Market under the symbol "OFIX." The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq for each of the two most recent fiscal years ended December 31, 2005. As of March 9, 2006 we had approximately 270 holders of record of our common stock. The closing price of our common stock on March 9, 2005 was $42.24.

                                             High                 Low
                                             ----                 ----
         2004
         ----
         First Quarter                      $55.40              $43.50
         Second Quarter                      51.48               40.96
         Third Quarter                       42.00               29.00
         Fourth Quarter                      40.37               32.00

         2005
         ----
         First Quarter                      $42.44              $36.24
         Second Quarter                      48.61               37.57
         Third Quarter                       46.98               40.59
         Fourth Quarter                      45.09               35.30

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

Recent Sales of Unregistered Securities

     Except as described below, there were no securities sold by us during 2005 that were not registered under the Securities Act.

     In 2005, we issued 2,972 shares of our common stock to warrant holders upon the exercise of 2,972 of our warrants. These warrants were initially issued by Kinesis Medical, Inc. and originally entitled the holder of warrants to purchase one share of Kinesis common stock at an exercise price per share ranging from $1.00 to $2.00. On August 15, 2000, in conjunction with our asset purchase agreement with Kinesis, each outstanding Kinesis warrant was converted into
0.05261 Orthofix warrants to purchase shares of our common stock at a price per share ranging from $19.125 to $38.25, subject to adjustment as determined by the warrant agreement.

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

Item 6.  Selected Financial Data
--------------------------------

     The following selected consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. The financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 should be read in conjunction with, and are qualified in their entirety by, reference to,
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

                                                                           Year ended December 31,
                                                    --------------------------------------------------------------
                                                       2005         2004       2003         2002         2001
                                                       ----         ----       ----         ----         ----
                                                          (In US$ thousands, except margin and per share data)
Consolidated operating results
Net sales.........................................    $313,304   $286,638     $203,707      $177,595   $162,360
Gross profit......................................     229,516    207,461      152,617       132,776    119,408
Gross profit margin...............................         73%        72%          75%           75%        74%
Total operating income............................      59,706     56,568       44,568        42,939     30,499
Net income(1).....................................      73,402     34,149       24,730        25,913     20,964
Net income per share of common stock (basic)......        4.61       2.22         1.76          1.96       1.60
Net income per share of common stock (diluted)....        4.51       2.14         1.68          1.76       1.42


Consolidated financial position                                              As of December 31,
(at year-end)                                      ---------------------------------------------------------------
                                                        2005         2004         2003         2002         2001
                                                        ----         ----         ----         ----         ----
                                                                    (In US$ thousands, except share data)

Total assets .....................................    $473,861     $440,969     $413,179     $220,774     $188,914
Total debt........................................      15,287       77,382      110,207        7,420        5,560
Shareholders' equity..............................     368,885      297,172      240,776      168,084      138,102
Weighted average number of shares of
   common stock outstanding (basic)...............  15,913,475   15,396,540   14,061,447   13,196,524   13,086,467

Weighted average number of shares of
   common stock outstanding (diluted).............  16,288,975   15,974,945   14,681,883   14,685,236   14,737,567

_______________
(1) Net income for 2005 includes $37.4 million of income after tax related to the KCI settlement.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

     The following discussion and analysis addresses the results of our operations which are based upon the consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. This discussion should be read in conjunction with "Forward-Looking Statements" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis also addresses our liquidity and financial condition and other matters.

General

     We are a diversified orthopedic products company offering a broad line of minimally invasive surgical, as well as non-surgical, products for the spine, reconstruction and trauma market sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, and bracing products used for ligament injury prevention, pain management and protection of surgical repairs to promote faster healing. Our products also include a device for enhancing venous circulation, cold therapy, other pain management products, bone cement and devices for removal of the bone cement used to fix artificial implants, a bone substitute compound and airway management products.

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

     Our consolidated financial statements include the financial results of the Company and its wholly-owned and majority-owned subsidiaries and entities over which we have control. All intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used when we have significant influence over significant operating decisions but do not hold control. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany transactions and profits are eliminated in consolidation.

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

     Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. During the year, we have used derivative instruments to hedge both interest rate and foreign currency fluctuation exposures. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

     We manage our operations as three business segments: Americas Orthofix, Americas Breg, and International Orthofix. Americas Orthofix consists of the operations in the United States, excluding the operations of Breg, as well as operations in Mexico, Brazil and Puerto Rico. Americas Breg consists of Breg's domestic and independent international distributor operations. International Orthofix consists of operations which are located in the rest of the world as well as independent export distribution operations. Group Activities are comprised of the Parent's operating expenses and identifiable assets.

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

     Revenue Recognition

     For bone growth stimulation and certain bracing products that are prescribed by a physician, we recognize revenue when the product is placed on and accepted by the patient. For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify FOB destination. We derive a significant amount of our revenues in the United States from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments. Some billings are subject to review by such third-party payors and may be subject to adjustment.

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

     Goodwill and Other Intangible Assets

     We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The ongoing impact was that goodwill and indefinite lived intangible assets are no longer amortized, but instead tested at least annually for impairment. As a result, we evaluate the recoverability and measure the potential impairment of our goodwill under SFAS 142. The annual impairment test requires an estimation of the fair value of the reporting unit, which involves judgment. We performed the impairment test of goodwill as required by SFAS No. 142 and noted no impairment related to the carrying value of goodwill or indefinite lived intangible assets as of December 31, 2005.

     Litigation and Contingent Liabilities

     From time to time, we and our operations are parties to or targets of lawsuits, investigations and proceedings, including product liability, personal injury, patent and intellectual property, health and safety, employment and healthcare regulatory matters, which are handled and defended in the ordinary course of business. These lawsuits, investigations or proceedings could involve substantial amounts of claims and could also have an adverse impact on our reputation and client base. Although we maintain various liability insurance programs for liabilities that could result from such lawsuits, investigations or proceedings, we are self-insured for a significant portion of such liabilities. We accrue for such claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of analyzing, assessing and establishing reserve estimates for these types of claims involves judgment. Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations and cash flows in the period that reserve estimates are revised. We believe that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot give any assurance that we will not incur liabilities in excess of recorded reserves or our present insurance coverage.

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

Selected Financial Data

     The following table presents certain items in our statements of operations as a percentage of net sales for the periods indicated:


                                                                      Year ended December 31,
                                                      -------------------------------------------------------
                                                             2005               2004             2003
                                                             ----               ----             ----
                                                              (%)                (%)              (%)
                                                             ----               ----             ----

Net sales......................................              100                 100              100
Cost of sales..................................               27                  28               25
Gross profit...................................               73                  72               75
Operating expenses
  Sales and marketing .........................               37                  36               38
  General and administrative...................               11                  11               11
  Research and development.....................                4                   4                4
  Amortization of intangible assets............                2                   2                -
Total operating income.........................               19                  19               22
Net income (1).................................               23                  12               12

__________

(1) Net income for 2005 includes $37.4 million of net income after tax related to the KCI settlement.

Segment and Market Sector Revenue

     The following tables display net sales by business segment and net sales by market sector. We provide net sales by market sector for information purposes only. We keep our books and records and account for net sales, costs of sales and expenses by business segment.


         Business Segment:
                                                               Year ended December 31,
                                                                  (In US$ thousands)
                                         2005                            2004                            2003
                              --------------------------     ----------------------------     ----------------------------
                                              Percent of                       Percent of                       Percent of
                                              Total Net                        Total Net                        Total Net
                              Net Sales         Sales        Net Sales           Sales        Net Sales           Sales
                              ---------       ----------     ---------         ----------     ---------         ----------
Americas Orthofix              $144,174           46%         $125,972             44%         $116,848            57%
Americas Breg                    72,022           23%           68,294             24%                -             -
International Orthofix           97,108           31%           92,372             32%           86,859            43%
                              ---------       ----------     ---------         ----------     ---------         ----------
Total                          $313,304          100%         $286,638            100%         $203,707           100%
                              =========       ==========     =========         ==========     =========         ==========


     Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Orthopedic products are sold into three market sectors, Spine, Reconstruction and Trauma. Sales of non-orthopedic products include the Laryngeal Mask product, woman's care and other products.


         Market Sector:
                                                               Year ended December 31,
                                                                  (In US$ thousands)
                                         2005                            2004                            2003
                              --------------------------     ----------------------------     ----------------------------
                                              Percent of                       Percent of                       Percent of
                                              Total Net                        Total Net                        Total Net
                              Net Sales         Sales        Net Sales           Sales        Net Sales           Sales
                              ---------       ----------     ---------         ----------     ---------         ----------
Orthopedic
  Spine                        $101,622           33%          $81,372             28%          $79,552            39%
  Reconstruction                125,416           40%          120,944             42%           51,183            25%
  Trauma                         63,538           20%           62,887             22%           53,706            26%
                              ---------       ----------     ---------         ----------     ---------         ----------
Total Orthopedic                290,576           93%          265,203             92%          184,441            90%

Non-Orthopedic                   22,728            7%           21,435              8%           19,266            10%
                              ---------       ----------     ---------         ----------     ---------         ----------

Total                          $313,304          100%         $286,638            100%         $203,707           100%
                              =========       ==========     =========         ==========     =========         ==========


2005 Compared to 2004

Sales by Business Segment:

     Net sales increased 9% to $313.3 million in 2005 compared to $286.6 million in 2004. The impact of foreign currency increased sales by $1.2 million in 2005 when compared to 2004.

     Net sales in Americas Orthofix (the "Americas") increased 14% to $144.2 million in 2005 compared to $126.0 million in 2004. The Americas net sales represented 46% and 44% of our total net sales in 2005 and 2004, respectively. The increase in sales was primarily the result of a 25% increase in sales in the Spine market sector attributable to sales of Cervical-Stim which was approved by the FDA in December 2004, and growth in the sales of Spinal-Stim, used for lumbar applications. The Americas Reconstruction market sector increased 11% in 2005 compared to 2004. This growth continues to be driven by fixation products used in reconstruction applications, including the recently introduced growth plate (the eight-Plate) and the ISKD limb lengthening system. These increases in the Americas Spine and Reconstruction market sectors were partially offset by a 9% decrease in the Americas Trauma market sector in 2005 as compared to the prior year. This decrease is attributable to a decline in external fixation sales used in Trauma applications as well as decline in Physio-Stim long bone stimulation sales resulting from increased competition and the cannibalization of some stimulation sales, previously recorded in the Trauma market sector, by the recent introduction of the Cervical-Stim. In the Americas Trauma market sector, external fixation devices are sharing the market for treatment of difficult fractures with alternatives such as plating, nailing and biologics. Recognizing this trend, we have introduced the VPS Contour plate for distal radius fractures, the Osteomax bone void filler product line, and anticipate the introduction of other internal fixation and biologic products to our Americas Trauma product line. The following table illustrates sales by market sector in the Americas:


(In thousands)               2005                 2004
                          Net Sales            Net Sales        Growth
                          ---------            ---------       ---------
Orthopedic
    Spine                  $101,497              $81,190          25%
    Reconstruction            8,147                7,318          11%
    Trauma                   32,846               36,058          (9)%
                           --------              -------
Total Orthopedic            142,490              124,566          14%

Non-Orthopedic                1,684                1,406          20%
                           --------              -------
Americas Orthofix          $144,174             $125,972          14%
                           ========              =======


     Net sales in Americas Breg ("Breg") increased 5% to $72.0 million in 2005 compared to $68.3 million in 2004. This increase in sales was primarily attributable to the sale of Breg bracing products, which increased 10% in 2005. Our new Fusion XT knee brace, which experienced positive market response upon its limited introduction, contributed to this increase. This increase was partially offset by an 8% decrease in sales for pain therapy products resulting in part from delays in the introduction of new pain therapy products. All of Breg's sales are recorded in our Reconstruction market sector. Breg net sales represented 23% and 24% of our total net sales in 2005 and 2004, respectively.

     Net sales in International Orthofix ("International") increased 5% to $97.1 million in 2005 from $92.4 million in 2004. International net sales represented 31% and 32% of our total net sales in 2005 and 2004, respectively. Our Trauma market sector continues to contribute to the growth in International, led primarily by the sales of external fixation products, the Physio-Stim and the PC.C.P hip fracture system. The International Reconstruction market sector continues to be impacted by a decrease in sales of the A-V Impulse product when compared to the same period of the prior year. This decrease is primarily attributable to the competitive landscape for this product and decreased prices to our principal US distributor. The impact of foreign currency increased International sales by $0.6 million for 2005 when compared to 2004. The following table illustrates sales by market sector in International:


(In thousands)                   2005                 2004
                              Net Sales            Net Sales       Growth
                              ---------            --------       --------
Orthopedic
    Spine                         $125                 $182         (31)%
    Reconstruction              45,247               45,543          (1)%
    Trauma                      30,692               26,618          15%
                              --------              -------
Total Orthopedic                76,064               72,343           5%

Non-Orthopedic                  21,044               20,029           5%
                              --------              -------
International Orthofix         $97,108              $92,372           5%
                              ========              =======

Sales by Market Sector:

     Net sales of our spine products grew 25% to $101.6 million in 2005 from $81.4 million in 2004. This increase is primarily due to sales of Cervical-Stim, which was approved by the FDA in December 2004 and began selling in January 2005, and growth of our Spinal-Stim, used for lumbar applications.

     Sales of our reconstruction products increased 4% to $125.4 million in 2005 compared to $120.9 million in 2004. The increase is attributable to sales of the Breg products which increased 7% worldwide, sales of our OSCAR product which increased 12%, and sales of the ISKD limb lengthening device which increased 36%. These increases were partially offset by a 5% decrease in the sale of our A-V Impulse product as discussed above.

     Sales of our trauma products increased 1% to $63.5 million in 2005, compared to $62.9 million in 2004. This market sector was positively impacted from a 7% growth in sales of external fixation products and a 31% growth in sales of PC.C.P. Growth in this market sector was negatively impacted by a decrease of 11% in sales of stimulation products used for long bone applications. The growth in this product has been impacted by increased competition and the effect of cannibalization of some stimulation sales previously recorded in this market sector by Cervical-Stim.

     Sales of our non-orthopedic products grew 6% to $22.7 million in 2005 compared to $21.4 million in 2004. The increase was primarily due to an increase in sales of woman's care and other products. This increase was slightly offset by a decrease in sales of airway management products due to increased competition as a result of this product coming off patent.

     Gross Profit -- Gross profit increased 11% to $229.5 million in 2005 from $207.5 million in 2004, primarily due to the increase of 9% in net sales. Gross profit as a percentage of net sales in 2005 was 73.3% compared to 72.4% in 2004. The improvement in gross profit margin in 2005 as compared to 2004 is due to operational process improvements which increased margins on our stimulation products, and a more favorable product mix resulting from higher sales of higher margin stimulation products.

     Sales and Marketing Expenses -- Sales and marketing expenses, which include commissions, royalties and bad debt provisions, generally increase and decrease in relation to sales. Sales and marketing expenses increased $13.2 million to $115.7 million in 2005 from $102.5 million in 2004, an increase of 13% on a sales increase of 9%. Sales and marketing expenses as a percentage of net sales increased to 36.9% in 2005 from 35.7% in 2004. The higher sales and marketing expense relates to higher commissions and other variable costs on higher sales, additional personnel, principally in the Americas, and higher related benefits costs, all of which were deemed to be more operational in nature. In addition, we discretionarily spent approximately $3.1 million for market development efforts in our Latin Americas subsidiaries and marketing programs, some of which costs will continue in 2006.

     General and Administrative Expenses -- General and administrative expenses increased $5.6 million to $36.2 million in 2005 from $30.6 million in 2004. This increase is a result of corporate development, higher costs associated with
Section 404 of the Sarbanes-Oxley Act of 2002, legal activity, employee benefit costs in the United States, consulting and training costs associated with implementing an Oracle system at Breg, and sponsorships at Breg. We also had an increase in the area of business development, when compared to the same period of the prior year. We added a new Chief Operating Officer during the current year to lead these activities and have incurred costs of outside consultants to help us define market potential and target and assess new opportunities. General and administrative expense as a percent of net sales was 11% in 2005 and 2004. In February 2006, we announced the succession of our CEO and President along with a restructuring of our International operations. We expect to incur costs of approximately $1.0 million in the first quarter of 2006 associated with these items.

     Research and Development Expenses -- Research and development expenses decreased $0.2 million to $11.3 million in 2005 from $11.5 million in 2004, a decrease of 1%, and remained constant as a percentage of net sales at 4%.

     Amortization of Intangible Assets -- Amortization of intangible assets was $6.6 million in 2005 compared to $6.3 million in 2004.

     Interest Income -- Interest income earned on cash balances held during the period was $0.9 million in 2005 compared to $0.3 million in 2004.

     Interest Expense -- Interest expense was $6.4 million in 2005 compared to $6.3 million in 2004 primarily due to an increase of approximately $2.0 million in the amortization of debt placement costs resulting from the prepayment of debt on the senior secured term loan and an increase in interest rates in 2005. These additional costs were offset by lower interest expense incurred on lower outstanding debt balances following debt prepayments as well as the termination of an interest rate swap agreement that reduced interest expense by $0.4 million.

     Loss in Joint Venture, Net -- In 2005, we did not record a loss in joint venture and in 2004 we recorded a net loss of $0.3 million. During 2004, we sold part of our ownership in the OrthoRx joint venture. This sale resulted in a gain of approximately $0.8 million. The gain was offset by our portion of the joint venture's operating losses in 2004 of approximately $1.1 million. As of December 31, 2005 our ownership percentage in the joint venture was 6.4% and our investment in the joint venture had been reduced to zero through the equity method of accounting.

     Other Income (Expense), Net -- Other income (expense), net was income of $1.2 million in 2005 compared to income of $1.7 million in 2004. Other income in 2005 was attributable to $2.4 million of deferred royalty income resulting from the conclusion of the BoneSource agreement with Stryker which was partially offset by $0.9 million of foreign currency losses. In 2004, other income was generated from the sale of our interest in a U.K. facility that resulted in a gain of approximately $0.6 million and foreign exchange gains of $0.9 million, primarily as a result of uncovered trade receivables denominated in Euros in subsidiaries whose functional currency is the US Dollar.

     KCI Settlement, Net of Related Costs -- In September 2005, we reached an agreement to settle our case against Kinetics Concepts Inc. ("KCI"). The gain, net of related costs, for 2005 was $40.1 million, compared to costs of $1.6 million in 2004. The net gain recorded in 2005 was subject to adjustment based on potential differences between the amount accrued and final contractual obligations. In the first quarter of 2006, we entered into final agreements with certain former owners of Novamedix, which established the amount we will be required to disburse in connection with the KCI litigation settlement. As a result of these negotiations, we expect to disburse approximately $24.9 million instead of the $26.2 million accrued at December 31, 2005. The difference of approximately $1.3 million will be recorded as income in the first quarter of 2006.

     Income Tax Expense -- In 2005 and 2004, the effective tax rate was 23.2% and 32.2%, respectively. The effective tax rate in 2005 was primarily affected by the KCI settlement gain recorded at Novamedix Distribution Limited, a wholly-owned Cypriot subsidiary, which is in a favorable tax jurisdiction. Excluding the nonrecurring KCI settlement, our effective tax rate was approximately 35% for 2005. The increase in our effective tax rate excluding the KCI litigation settlement is primarily attributable to a change in tax law in the United Kingdom and earning more taxable income in higher tax jurisdictions such as the United States.

     Net Income -- Net income for 2005 was $73.4 million compared to $34.1 million in 2004, an increase of 115%. Net income was $4.61 per basic share and $4.51 per diluted share in 2005, compared to $2.22 per basic share and $2.14 per diluted share in 2004, an increase in diluted earnings per share of 111%. Net income for 2005 included a gain of $37.4 million or $2.35 per basic share and $2.30 per diluted share from the settlement of the KCI litigation. The weighted average number of basic common shares outstanding was 15,913,475 and 15,396,540 during 2005 and 2004, respectively. The weighted average number of diluted common shares outstanding was 16,288,975 and 15,974,945 during 2005 and 2004, respectively.

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

     Net sales in Americas Orthofix (the "Americas") increased 8% to $126.0 million in 2004 compared to $116.8 million in 2003. The Americas net sales represented 44% and 57% of our total net sales in 2004 and 2003, respectively. The Americas experienced growth in all market sectors, led by a 23% increase in trauma products. The following table illustrates sales by market sector in the
Americas:

(In thousands)                2004                 2003
                            Net Sales            Net Sales        Growth
                            ---------            ---------       --------
Orthopedic
    Spine                    $81,190              $79,453           2%
    Reconstruction             7,318                6,775           8%
    Trauma                    36,058               29,242          23%
                            --------             --------
Total Orthopedic             124,566              115,470           8%

Non-Orthopedic                 1,406                1,378           2%
                            --------             --------
Americas Orthofix           $125,972             $116,848           8%
                            ========             ========


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

(In thousands)                2004                 2003
                            Net Sales            Net Sales        Growth
                            ---------            ---------       --------

Orthopedic
    Spine                       $182                  $99          84%
    Reconstruction            45,543               44,408           3%
    Trauma                    26,618               24,464           9%
                            --------              -------
Total Orthopedic              72,343               68,971           5%

Non-Orthopedic                20,029               17,888          12%
                            --------              -------
International Orthofix       $92,372              $86,859           6%
                            ========              =======

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

     General and Administrative Expenses -- General and administrative expenses increased $8.4 million to $30.6 million from $22.2 million in 2003. This increase is primarily attributable to the additional general and administrative expenses of Breg for which there are no comparable costs in the same period of the prior year, purchase accounting adjustments from the acquisition of Breg for the depreciation of step-up in the value of fixed assets acquired and the acquisition of a Puerto Rico distributor, for which there are no comparable costs in 2003. We also incurred incremental internal and external costs associated with the successful compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and additional legal costs associated principally with the addition of new distribution. In 2003, we incurred $1.7 million of settlement costs to conclude the investigation by the Office of Inspector General into the appropriateness of claims made to federal health care programs for the off-label use of our FDA approved pulsed electronic magnetic field device, and billing and coding for its off-label use.

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

     Loss in Joint Venture, Net -- Loss in joint venture, net was a net loss of $0.3 million in 2004 compared to a net loss of $1.8 million in 2003. During 2004, we sold part of our ownership in the OrthoRx joint venture to Ferrer Freedman & Company; this sale resulted in a gain of approximately $0.8 million. The gain was offset by our portion of the joint venture's operating losses in 2004 of approximately $1.1 million. As of December 31, 2004 our ownership percentage in the joint venture was 21.7% and our investment in the joint venture had been reduced to zero.

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

     KCI Settlement Cost, Net of Related Costs -- Litigation costs for our case against Kinetic Concepts, Inc. ("KCI") was $1.6 million in 2004 compared to $4.0 million in 2003. See Item 3 - "Legal Proceedings" for a description of the legal proceedings.

     Income Tax Expense -- In 2004 and 2003, the effective tax rate was 32.2% and 37.1%, respectively. The effective tax rate in 2004 was reduced by the following: (i) the non-taxable gain recorded on the sale of OrthoRx shares; (ii) lower spending on the KCI case (which occurs in a low tax jurisdiction); and
(iii) tax benefits resulting from the financing structure of our senior secured term loan obtained in conjunction with the Breg acquisition.

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

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2005 were $77.5 million, of which $13.8 million is subject to certain restrictions under the senior secured credit agreement described below and of which $26.2 is provided for in an accrual and expected to be paid to Novamedix parties in 2006 as a part of the KCI settlement. This compares to cash and cash equivalents of $40.2 million at December 31, 2004, of which $14.3 million was subject to certain restrictions under the senior secured credit agreement.

     Net cash provided by operating activities was $106.7 million in 2005, including $67.5 million from the KCI settlement, compared to $27.5 million in 2004, an increase of $79.2 million. Net cash provided by operating activities is comprised of net income, non-cash items and changes in working capital including changes in restricted cash. Net income increased approximately $39.3 million, including $37.4 million from the KCI settlement, to $73.4 million in 2005 from $34.1 million in 2004. Non-cash items increased $2.2 million in 2005 compared to 2004, primarily due to the amortization of debt placement costs of $2.0 million, to loss on disposal of fixed assets of $0.9 million compared to a gain on the sale of fixed asset of $0.7 million in 2004, an increase in depreciation and amortization expense of $0.5 million and an increase in the provision for doubtful accounts of $0.5 million. These increases in non-cash items were partially offset by deferred royalties received from the Stryker settlement of $2.4 million. Working capital accounts generated $12.7 million of cash, including $26.2 million related to the accrual for amounts due to the former Novamedix shareholders as part of the KCI litigation settlement, in 2005 compared to the use of $25.0 million in cash during 2004, of which $14.3 million resulted from the reclassification of cash as restricted cash. Excluding the KCI litigation settlement, working capital accounts consumed $13.5 million in 2005 primarily due to the increases in accounts receivable to support additional sales. Overall performance indicators of our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 93 days at December 31, 2005 compared to 94 at December 31, 2004 and inventory turnover of 2.7 times at December 31, 2005 compared to 2.5 times at December 31, 2004.

     Net cash used in investing activities was $12.2 million during 2005, compared to $11.4 million during 2004. Net cash used in investing activities in 2005 was comprised of capital expenditures for tangible assets of approximately $10.5 million and intangible assets of approximately $1.7 million. In 2006, we anticipate the use of cash for tangible and intangible capital expenditures will be approximately $11.0.

     Net cash used in financing activities was $55.6 million in 2005 compared to cash used in financing activities of $22.1 million in 2004. In 2005, we received proceeds of $6.5 million from the issuance of 297,306 shares of our common stock upon the exercise of stock options, warrants and shares purchased pursuant to our employee stock purchase plan. In 2005, we repaid approximately $62.0 million against the principal of our senior secured term loan, and paid $0.3 million against other outstanding debt. By March 31, 2006, we anticipate repaying the remaining outstanding balance on our senior secured term loan of $14.8 million and canceling the revolver under this facility.

     When we acquired Breg on December 30, 2003, one of our wholly-owned subsidiaries, Colgate Medical Limited ("Colgate"), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. The senior secured bank facility provides for (1) a five-year amortizing term loan facility of $110.0 million, the proceeds of which were used for partial payment of the purchase price of Breg; and (2) a five-year revolving credit facility of $15.0 million. As of December 31, 2005 and as of March 13, 2006, we had no amounts outstanding under the revolving credit facility and $14.8 million outstanding under the term loan facility. Obligations under the senior secured bank facility have a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 2.00%, which is adjusted quarterly based on Colgate's leverage ratio. In May 2004 we entered into a three-year fully amortizable interest rate swap agreement (the "Swap") with a notional amount of $50.0 million and an expiration date of June 27, 2007. Due to accelerated prepayment of the term loan, we terminated the swap agreement on December 22, 2005 and recorded a gain on cash received of $0.4 million as a reduction to interest expense. Our effective interest rate as of December 31, 2005 on our senior secured debt was 6.38%. Orthofix and each of Colgate's direct and indirect subsidiaries, including Orthofix Inc. and Breg, have guaranteed the obligations of Colgate under the senior secured bank facility. The obligations of Colgate under the senior secured bank facility and Colgate's subsidiaries under their guarantees are secured by the pledges of their respective assets. Certain of our other subsidiaries have also guaranteed the obligations of Colgate under the senior secured bank facility on a limited recourse basis.

     At December 31, 2005, we had outstanding borrowings of $0.1 million and unused available lines of credit of approximately 6.8 million Euros ($8.0 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

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

Contractual Obligations

     The following chart sets forth our contractual obligations as of December 31, 2005:


Contractual Obligations                                       Payments Due By Period
----------------------------------------------------------------------------------------------------------------
(In thousands)                                      Less Than         1 to 3          4 to 5          Over 5
                                      Total           1 Year            Years           Years           Years
                                      -----         ---------         ------          ------          ------
Senior secured term loan              $14,750         $14,750            $ -             $ -             $ -

Other borrowings                          458             437             21               -               -

Operating Leases                       12,940           3,096          5,003           3,728           1,113
                                      -------         -------         ------          ------          ------

     Total                            $28,148         $18,283         $5,024          $3,728          $1,113
                                      =======         =======         ======          ======          ======

     In addition to scheduled contractual obligations of the debt as set forth above, our senior secured bank facility requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Colgate and its subsidiaries in an amount equal to 50% of the excess annual cash flow of Colgate and its subsidiaries, provided we maintain a leverage ratio of less than or equal to 1.50 to 1.00, (b) the net cash proceeds of any debt or equity issuances, excluding the exercise of stock options, by any of the Credit Parties (as defined in the credit agreement), (c) the net cash proceeds of asset dispositions over a minimum threshold, or (d) unless reinvested, insurance proceeds or condemnation awards. During 2005, we voluntarily prepaid $52.3 million which was applied to the excess annual cash flow obligation. After applying the voluntary prepayments, we have no additional obligation under the excess cash flow provision as of and for the period ended December 31, 2005.

Off-balance Sheet Arrangements

     As of December 31, 2005 we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of goods, and costs of operations, the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of December 31, 2005, we had a currency hedge transaction in place to balance our

Euro-denominated current liabilities with our Euro-denominated current assets. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

     As of December 31, 2005, we had $14.8 million of variable rate debt represented by borrowings under our senior secured term loans at an interest rate of 6.38%. Based on the balance outstanding under the credit facility as of December 31, 2005 an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $0.1 million on an annual basis.

     Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We face cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We face transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their functional currency. We also face currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted in 2005 and 2004 by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the local foreign currency in 2005 and 2004. The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted in 2005 and 2004. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

     See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

     As of December 31, 2005, we performed an evaluation under the supervision and with the participation of our company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our company's internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The following table sets forth certain information about the persons who serve as our directors and executive officers.


Name                                  Age          Position
----                                  ---          --------

James F. Gero                         61           Chairman of the Board of Directors
Charles W. Federico                   57           Chief Executive Officer, President and Director
Alan W. Milinazzo                     46           Chief Operating Officer
Thomas Hein                           58           Chief Financial Officer
Gary D. Henley                        57           Senior Vice President and President, Americas Division
Bradley R. Mason                      52           Vice President and President, Breg, Inc.
Raymond C. Kolls                      43           Vice President, General Counsel and Corporate Secretary
Peter J. Hewett                       70           Deputy Chairman of the Board of Directors
Robert Gaines-Cooper                  68           Director
Jerry C. Benjamin (2)                 65           Director
Walter von Wartburg (1)               66           Director
Thomas J. Kester (1) (2)              59           Director
Kenneth R. Weisshaar (2)              55           Director
Guy Jordan (1)                        57           Director
Stefan Widensohler (1)                46           Director

______________
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

     All directors hold office until the next annual general meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers. The following is a summary of the background of each director and executive officer.

     James F. Gero. Mr. Gero became Chairman of Orthofix International N.V. on January 1, 2005 and has been a Director of Orthofix International N.V. since 1998. Mr. Gero became a Director of AME Inc. in 1990. He is a Director of Intrusion, Inc., and Drew Industries Inc. and is a private investor.

     Charles W. Federico. Mr. Federico became a Director of Orthofix International N.V. in October 1996 and was the President of Orthofix Inc. from October 1996 to January 1, 2002. On January 1, 2001, Mr. Federico was appointed President and Chief Executive Officer of Orthofix International N.V. From 1985 to 1996, Mr. Federico was the President of Smith & Nephew Endoscopy (formerly Dyonics, Inc.). From 1981 to 1985, Mr. Federico served as Vice President of Dyonics, initially as Director of Marketing and subsequently as General Manager. Previously, he held management and marketing positions with General Foods Corporation, Air Products Corporation, Puritan Bennett Corporation and LSE Corporation. Effective April 1, 2006, Mr. Federico will resign as President and Chief Executive Officer of Orthofix International N.V. but will remain a Director of the Company.

     Alan W. Milinazzo. Mr. Milinazzo joined Orthofix International NV on September 6, 2005 as Chief Operating Officer. Prior to joining Orthofix, Mr. Milinazzo was Vice President of Medtronic Inc.'s Vascular business, as well as, Vice President and General Manager of Medtronic's Coronary and Peripheral businesses. Prior to his time with Medtronic, Mr. Milinazzo spent 12 years as an executive with Boston Scientific Corporation in numerous roles, including Vice President of Marketing for SCIMED Europe. Mr. Milinazzo brings more than 24 total years of experience in the management and marketing of medical device businesses, including positions with Aspect Medical Systems and American Hospital Supply. He earned a bachelor's degree, cum laude, at Boston College in 1980. Effective April 1, 2006, Mr. Milinazzo will succeed Mr. Federico and become President and Chief Executive Officer of Orthofix International N.V.

     Thomas Hein, CPA. Mr. Hein became the Chief Financial Officer of Orthofix International N.V. on July 1, 2002. For the prior three years, Mr. Hein had been the Chief Financial Officer of Orthofix Inc., our wholly-owned U.S. subsidiary. From 1996 to 1999, Mr. Hein was the Chief Financial Officer for Prime Vision Health Inc., a diversified healthcare services company. From 1988 to 1996, Mr. Hein was Vice President of Finance and Chief Financial Officer of MDT Corporation, a sterilization and hospital capital equipment company. Previously, he held financial management positions with Metheus Corporation, Memorex Corporation and Kaiser Aetna.

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

     Raymond C. Kolls, J.D. Mr. Kolls became Vice President, General Counsel and Corporate Secretary of Orthofix International N.V. on July 1, 2004. Prior to joining Orthofix, Mr. Kolls was Associate General Counsel for CSX Corporation. Mr. Kolls began his legal career as an attorney in private practice with Morgan, Lewis & Bockius.

     Peter J. Hewett. Mr. Hewett was appointed Deputy Chairman of the Board of Directors in 2005 and has been a non-executive Director of Orthofix International N.V. since March 1992. He was the Deputy Group Chairman of Orthofix International N.V. between March 1998 and December 2000. Previously, Mr. Hewett served as the Managing Director of Caradon Plc, Chairman of the Engineering Division, Chairman and President of Caradon Inc., Caradon Plc's U.S. subsidiary and a member of the Board of Directors of Caradon Plc of England. In addition, he was responsible for Caradon Plc's worldwide human resources function, and the development of its acquisition opportunities.

     Robert Gaines-Cooper. Mr. Gaines-Cooper is one of the founders of Orthofix and stepped down as Chairman of Orthofix International N.V. on January 1, 2005. He became Chairman of Orthofix International N.V. in 1989 and has been a Director of Orthofix International since our formation in 1987. He is Managing Director of Chelle Medical Ltd, Seychelles. Mr. Gaines-Cooper is also Chairman of LMA International N.V., a Netherlands Antilles Corporation listed on the Singapore Stock Exchange.

     Jerry C. Benjamin. Mr. Benjamin became a non-executive Director of Orthofix International N.V. in March 1992. He has been a General Partner of Advent Venture Partners, a venture capital management firm in London, since 1985. In the past, Mr. Benjamin was a Director for a number of private health care companies.

     Dr. Walter von Wartburg. Dr. von Wartburg, became a non-executive Director of Orthofix International N.V. in June 2004. He is an attorney and has practiced privately in his own law firm in Basel, Switzerland since 1999, specializing in life sciences law. He has also been a Professor of administrative law and public health policy at the Saint Gall Graduate School of Economics in Switzerland for 25 years. Previously, he held top management positions with Ciba Pharmaceuticals and Novartis at their headquarters in Basel, Switzerland. In addition, Mr. von Wartburg currently serves as a director on the board of Nymox Pharmaceutical Corporation.

     Thomas J. Kester, CPA. Mr. Kester became a non-executive Director of Orthofix International N.V. in August 2004. Mr. Kester retired after 28 years, 18 as an audit partner, from KPMG LLP in 2002. While at KPMG, he served as the lead audit engagement partner for both public and private companies and also served four years on KPMG's National Continuous Improvement Committee. Mr. Kester earned a Bachelor of Science degree in mechanical engineering from Cornell University and an MBA degree from Harvard University.

     Kenneth R. Weisshaar. Mr. Weisshaar became a non-executive Director of Orthofix International N.V. in December 2004. Most recently, Mr. Weisshaar has served as Chief Operating Officer and strategy advisor for Sensatex, Inc. Also, Mr. Weisshaar spent 12 years as a corporate officer at Becton Dickson, a medical device company, where at different times he was responsible for global businesses in medical devices and diagnostic products and served as Chief Financial Officer and Vice President, Strategic Planning. Mr. Weisshaar earned a Bachelor of Science degree from MIT and an MBA from Harvard University. He currently also serves on the board of Digene Corporation.

     Guy J. Jordan, Ph.D. Dr. Jordan became a non-executive Director of Orthofix International N.V. in December 2004. Most recently, Dr. Jordan served as a Group President at CR Bard, Inc., a medical device company, where he had strategic and operating responsibilities for Bard's global oncology business and functional responsibility for all of Bard's research and development. Dr. Jordan earned a Ph.D. in organic chemistry from Georgetown University as well as an MBA from Fairleigh Dickinson University. He also currently serves on the boards of Specialized Health Products International, Inc., Xillix Technologies Corporation and EsophyX, Inc.

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

Audit Committee

     We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Messrs. Benjamin, Kester and Weisshaar currently serve as members of the Audit Committee. All of the members of our Audit Committee are "independent" as defined by the current SEC and NASDAQ rules. Our Board of Directors has determined that Messrs. Benjamin, Kester and Weisshaar are "audit committee financial experts" in accordance with current SEC rules.

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

Item 11. Executive Compensation
-------------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

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

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

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

    10.6                Form of Nonqualified Stock Option Agreement Under the Orthofix International N.V. 2004
                        Long Term Incentive Plan.

    10.7                Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the
                        Orthofix International N.V. 2004 Long Term Incentive Plan.

    10.8                Employment Agreement, dated as of April 15, 2005, between Orthofix International N.V.
                        and Charles W. Federico (filed as an exhibit to the Company's current report on Form 8-


     Exhibit
     Number             Description


                        K filed April 18, 2005 and incorporated herein by reference).

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

    10.17               Acquisition Agreement, dated as of November 20, 2003, among Orthofix International N.V.,
                        Trevor Acquisition, Inc., Breg, Inc. and Bradley R. Mason, as shareholders'
                        representative (filed as an exhibit to the Company's current report on Form 8-K filed
                        January 8, 2004 and incorporated herein by reference).

    10.18               Voting and Subscription Agreement, dated as of November 20, 2003, among Orthofix
                        International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

    10.19               Credit Agreement, dated as of December 30, 2003, among Colgate Medical Limited, as borrower, and Orthofix International N.V and certain subsidiaries of the borrower, as guarantors, certain limited guarantors party thereto, the lenders parties thereto,
                        Wachovia Bank, National Association, as administrative agent, and Wachovia Capital
                        Markets, LLC, as sole lead arranger and book manager (filed as an exhibit to the
                        Company's current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

    10.20               The First Amendment, dated as of September 30, 2004 of the Credit Agreement, dated as of
                        December 30, 2003, among Colgate Medical Limited, as borrower, and Orthofix
                        International N.V and certain subsidiaries of the borrower, as guarantors, certain limited guarantors party thereto, the lenders parties thereto, Wachovia Bank, National


     Exhibit
     Number             Description


                        Association, as administrative agent, and Wachovia Capital Markets, LLC, as sole lead arranger and book manager (filed as an exhibit to the Company's current report on Form
                        8-K filed October 6, 2004 and incorporated herein by reference).

    10.21               Employment Agreement, as amended, dated December 29, 2005 between Orthofix International
                        N.V. and Charles W. Federico (filed as an exhibit to the Company's current report on
                        Form 8-K filed December 30, 2005 and incorporated herein by reference).

    10.22*              Form of Indemnity Agreement.

    14.1                Code of Ethics of the Company (filed as an exhibit to the Company's annual report on
                        Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

    21.1*               Subsidiaries of the Company.

    23.1*               Consent of Ernst & Young, independent registered public accounting firm.

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

                                         ORTHOFIX INTERNATIONAL N.V.


Dated:  March 14, 2006                   By:          /s/ Charles W. Federico
                                               --------------------------------
                                               Name:  Charles W. Federico
                                               Title: Chief Executive Officer
                                                      and President

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


                         Name                                      Title                          Date
                         ----                                      -----                          ----

             /s/ Charles W. Federico
   ------------------------------------------------     Chief Executive Officer,                  March 14, 2006
                 Charles W. Federico                    President and Director

                 /s/ Thomas Hein
   ------------------------------------------------     Chief Financial Officer                   March 14, 2006
                     Thomas Hein                        (Principal Accounting Officer)

                /s/ James F. Gero
   ------------------------------------------------     Chairman of the Board of Directors        March 14, 2006
                    James F. Gero

               /s/ Peter J. Hewett
   ------------------------------------------------     Deputy Chairman of the Board of           March 14, 2006
                   Peter J. Hewett                      Directors

             /s/ Robert Gaines-Cooper
   ------------------------------------------------     Director                                  March 14, 2006
                 Robert Gaines-Cooper

              /s/ Jerry C. Benjamin
   ------------------------------------------------     Director                                  March 14, 2006
                  Jerry C. Benjamin

              /s/ Walter von Wartburg
   ------------------------------------------------     Director                                  March 14, 2006
                  Walter von Wartburg

               /s/ Thomas J. Kester
   ------------------------------------------------     Director                                  March 14, 2006
                   Thomas J. Kester

             /s/ Kenneth R. Weisshaar
   ------------------------------------------------     Director                                  March 14, 2006
                 Kenneth R. Weisshaar

                  /s/ Guy Jordan
   ------------------------------------------------     Director                                  March 14, 2006
                      Guy Jordan

              /s/ Stefan Widensohler
   ------------------------------------------------     Director                                  March 14, 2006
                  Stefan Widensohler


Index to Consolidated Financial Statements
                                                                                                               Page

Index to Consolidated Financial Statements......................................................................F-1
Statement of Management's Responsibility for Financial Statements...............................................F-2
Management's Report on Internal Control over Financial Reporting................................................F-3
Report of Independent Registered Public Accounting Firm.........................................................F-4
Report of Independent Registered Public Accounting Firm on Management's Assessment
     and the Effectiveness of Internal Control Over Financial Reporting.........................................F-5
Consolidated Balance Sheets as of December 31, 2005 and 2004....................................................F-6
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003..........................F-7
Consolidated Statements of Changes in Shareholders' Equity for the years ended
     December 31, 2005, 2004 and 2003...........................................................................F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003......................F-9
Notes to the Consolidated Financial Statements.................................................................F-10
Schedule 2 -- Valuation and Qualifying Accounts.................................................................S-1


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

     The Company engaged Ernst & Young LLP independent accountants to audit and render an opinion on the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). These standards include an assessment of the systems of internal controls and test of transactions to the extent considered necessary by them to support their opinion.

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

     Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -- Integrated Framework.

     Based on this assessment, our management concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2005. Reasonable assurance includes the understanding that there is a remote likelihood that material misstatements will not be prevented or detected on a timely basis.

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

Charles W. Federico
President, Chief Executive Officer and Director

Thomas Hein
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthofix International N.V. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orthofix International N.V.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

                                                          /s/ Ernst & Young LLP

Charlotte, North Carolina
March 13, 2006

Report of Independent Registered Public Accounting Firm on Management's Assessment and the Effectiveness of Internal Control Over Financial Reporting


The Board of Directors and Shareholders of Orthofix International N.V.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Orthofix International N.V. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orthofix International N.V.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Orthofix International N.V. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Orthofix International N.V. and our report dated March 13, 2006 expressed an unqualified opinion thereon.


                                                           /s/ Ernst & Young LLP

Charlotte, North Carolina
March 13, 2006

Consolidated Balance Sheets as of December 31, 2005 and 2004


(U.S. Dollars, in thousands except share and per share data)                            2005               2004
                                                                                  -----------------  ----------------

Assets
Current assets:
Cash and cash equivalents...............................................                  $63,786            $25,944
 Restricted cash.........................................................                  13,762             14,302
 Trade accounts receivable, less allowance for doubtful accounts of $4,155
       and $4,195 at December 31, 2005 and 2004, respectively............                  80,745             75,321
 Inventories.............................................................                  32,853             32,895
 Deferred income taxes...................................................                   4,511              4,200
 Prepaid expenses........................................................                   4,165              2,490
 Other current assets....................................................                   7,453              7,510
                                                                                  -----------------  ----------------
Total current assets.....................................................                 207,275            162,662
Securities and other investments.........................................                   4,082              4,082
Property, plant and equipment, net.......................................                  18,987             18,326
Patents and other intangible assets, net.................................                  65,585             70,627
Goodwill, net............................................................                 174,738            178,889
Other long-term assets ..................................................                   3,194              6,383
                                                                                  -----------------  ----------------
Total assets.............................................................                $473,861           $440,969
                                                                                  =================  ================
Liabilities and shareholders' equity
Current liabilities:
  Bank borrowings........................................................                     $79                $76
  Current portion of long-term debt......................................                  15,187             10,057
  Trade accounts payable.................................................                   9,891              8,121
  Accounts payable to related parties....................................                   1,711              1,386
  Other current liabilities..............................................                  51,208             25,745
                                                                                  -----------------  ----------------
  Total current liabilities..............................................                  78,076             45,385
Long-term debt...........................................................                      21             67,249
Deferred income taxes....................................................                  25,652             27,424
Deferred income..........................................................                       -              2,443
Other long-term liabilities..............................................                   1,227              1,296
                                                                                  ------------------ -----------------
  Total liabilities......................................................                 104,976            143,797


Commitments and contingencies (Notes 12 and 17)
Shareholders' equity
  Common shares $0.10 par value
  Authorized:             50,000,000              (2004:  50,000,000)....
  Issued:                 16,009,249              (2004:  15,711,943)                       1,602              1,572
  Outstanding:            16,009,249              (2004:  15,711,943)....
  Additional paid-in capital ............................................                  106,746            98,388
                                                                                  ------------------ -----------------
                                                                                           108,348            99,960
  Retained earnings......................................................                  255,475           182,073
  Accumulated other comprehensive income.................................                    5,062            15,139
                                                                                  -----------------  ----------------

Total shareholders' equity...............................................                  368,885           297,172
                                                                                  -----------------  ----------------
Total liabilities and shareholders' equity...............................                 $473,861          $440,969
                                                                                  =================  ================

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003


(U.S. Dollars, in thousands, except share and per share data)              2005          2004          2003
                                                                         --------      --------      --------
Net sales......................................................          $313,304      $286,638      $203,707
Cost of sales..................................................            83,788        79,177        51,090
                                                                         --------      --------      --------
     Gross profit..............................................           229,516       207,461       152,617
Operating expenses
    Sales and marketing........................................           115,744       102,453        76,756
    General and administrative.................................            36,177        30,621        22,170
    Research and development...................................            11,317        11,471         8,128
    Amortization of intangible assets..........................             6,572         6,348           995
                                                                         --------      --------      --------
                                                                          169,810       150,893       108,049
                                                                         --------      --------      --------
    Total operating income ....................................            59,706        56,568        44,568
Other income (expense)
    Interest income............................................               905           341           654
    Interest expense ..........................................           (6,373)       (6,307)         (815)
    Loss in joint venture......................................                -          (328)       (1,785)
    Other, net.................................................             1,188         1,653           677
    KCI settlement, net of litigation costs....................            40,089       (1,568)       (3,984)
                                                                         --------      --------      --------
Other income (expense), net....................................            35,809       (6,209)       (5,253)
  Income before income taxes...................................            95,515        50,359        39,315
Income tax expense.............................................          (22,113)      (16,210)      (14,585)
                                                                         --------      --------      --------
  Net income ..................................................           $73,402       $34,149       $24,730
                                                                         ========      ========      ========

Net income per common share - basic............................             $4.61         $2.22         $1.76
                                                                         --------      --------      --------

Net income per common share - diluted..........................             $4.51         $2.14         $1.68
                                                                         --------      --------      --------

Weighted average number of common shares - basic...............        15,913,475    15,396,540    14,061,447
                                                                       ----------    ----------    ----------

Weighted average number of common shares - diluted.............        16,288,975    15,974,945    14,681,883
                                                                       ----------    ----------    ----------

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003


                                 Number of                                               Accumulated
                                  Common              Additional  Treasury                  Other          Total
(U.S. Dollars, in thousands,      Shares     Common    Paid-in     Shares     Retained   Comprehensive  Shareholders'
except share data)              Outstanding  Shares    Capital    (at cost)   Earnings      Income         Equity
                                -----------  ------   ----------  ----------  --------   -------------  -------------
At December 31, 2002...........  13,636,178  $ 1,384   $50,884   $ (5,281)  $123,194      $(2,097)       $168,084

Net income.....................           -        -         -          -     24,730            -          24,730
Other comprehensive income:
Unrealized gain on
  marketable securities
  (net of taxes of $112).......           -        -         -          -          -          185             185
Reclassification adjustment
  for gains on the sale of
  marketable securities........           -        -         -          -          -         (341)           (341)
Translation adjustment.........           -        -         -          -          -       11,647          11,647
                                                                                                         ---------
Total comprehensive income                                                                                 36,221

Common shares issued...........     769,117       73    12,988          -          -            -          13,061
Common shares issued in
  connection with Breg
  acquisition...................    731,715       73    27,732          -          -            -          27,805
Shares retired from treasury                     (32)   (9,644)     9,676          -            -               -
Shares purchased for treasury...   (157,000)      -          -     (4,395)         -            -          (4,395)
                                  ----------   -----   --------    -------   -------      --------       ---------
At December 31, 2003............ 14,980,010    1,498    81,960          -    147,924        9,394         240,776

Net income......................          -        -         -          -     34,149            -          34,149
Other comprehensive income:
Unrealized gain on derivative
  instrument (net of taxes of
  $40)..........................          -        -         -          -          -           92              92
Translation adjustment..........          -        -         -          -          -        5,653           5,653
                                                                                                          --------
Total comprehensive income                                                                                 39,894

Common shares issued............     731,933      74    16,428          -          -            -          16,502
                                  ----------   -----   --------     ------   -------      --------      ---------
At December 31, 2004............  15,711,943   1,572    98,388          -    182,073       15,139         297,172
                                  ----------   -----   --------     ------   -------      --------      ---------

Net income......................           -       -         -          -     73,402            -          73,402
Other comprehensive income:
Reclassification adjustment
  for gain on termination of
  derivative instrument (net
  of taxes of $40)..............           -       -         -          -          -          (92)            (92)
Translation adjustment..........           -       -         -          -          -       (9,985)         (9,985)
                                                                                                         ---------
Total comprehensive income......                                                                           63,325

Common shares issued............     297,306      30     8,358          -          -            -           8,388
                                  ----------   -----  --------      ------   -------       -------       ---------
At December 31, 2005............  16,009,249  $1,602  $106,746       $  -   $255,475       $5,062        $368,885
                                  ==========  ======  ========      ======  ========       =======       =========

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

                                                                                 2005         2004           2003
(U.S. Dollars, in thousands)                                                    -------     --------       --------
Cash flows from operating activities:
Net income ..........................................................           $73,402      $34,149       $24,730
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................            14,867       14,396         6,949
    Amortization of debt costs.......................................             2,666          684             -
    Deferred royalty income..........................................            (2,443)           -             -
    Provision for doubtful accounts..................................             4,753        4,266         5,192
    (Gain) Loss on sale or disposal of fixed assets..................               896         (692)            -
    Gain on sale of equity investments...............................                 -         (834)            -
    Loss on equity investments.......................................                 -        1,162         3,504
    Deferred taxes...................................................            (1,533)      (3,874)          131
    Tax benefit on non-qualified stock options.......................             1,329        3,667         1,358
    Other............................................................                (7)        (435)         (311)
Changes in operating assets and liabilities, net of effects of acquisitions:
    Restricted cash..................................................               540      (14,302)            -
    Accounts receivable..............................................           (13,293)      (6,658)       (9,287)
    Inventories......................................................            (1,498)        (882)         (435)
    Other current assets.............................................            (2,119)       1,427           734
    Trade accounts payable...........................................             2,834       (2,931)       (1,024)
    Other current liabilities........................................            26,279       (1,658)           (7)
                                                                                -------      --------      --------
Net cash provided by operating activities............................           106,673       27,485        31,534
                                                                                -------      --------      --------
Cash flows from investing activities:
    Payments made in connection with acquisitions and investments,
         net of cash acquired........................................                 -       (2,556)     (150,572)
    Capital expenditures for tangible and intangible assets..........           (12,248)     (12,243)       (5,238)
    Proceeds from sale of assets and marketable securities...........                 -        1,635           354
    Proceeds from sale of joint venture..............................                 -        1,300             -
    Proceeds from settlement of distributor agreement................                 -          440             -
                                                                                -------      --------      --------
Net cash used in investing activities................................           (12,248)     (11,424)     (155,456)
                                                                                -------      --------      --------
Cash flows from financing activities:
    Net proceeds from issue of common shares.........................             6,471       12,247        11,705
    Repurchase of treasury shares....................................                 -            -        (4,395)
    Payment of debt issuance costs...................................                 -         (821)       (2,783)
    Proceeds from loans and borrowings...............................               193            -       110,092
    Repayment of loans and borrowings................................           (62,278)     (33,534)       (7,995)
                                                                                -------      --------      --------
Net cash (used in) provided by financing activities..................           (55,614)     (22,108)      106,624
                                                                                -------      --------      --------
Effect of exchange rates changes on cash.............................              (969)         635         1,789
                                                                                -------      --------      --------
Net increase (decrease) in cash and cash equivalents.................            37,842       (5,412)      (15,509)
                                                                                -------      --------      --------
Cash and cash equivalents at the beginning of the year...............            25,944       31,356        46,865
                                                                                -------      --------      --------
Cash and cash equivalents at the end of the year.....................           $63,786      $25,944       $31,356
                                                                                =======      ========      ========
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest...........................................................            $3,753       $5,237          $770
  Income taxes.......................................................           $26,290      $12,854       $14,546
Non-cash investing activities
Issuance of common stock to acquire Breg, Inc........................                 -            -       $27,805


The accompanying notes form an integral part of these consolidated financial statements.

Notes to the consolidated financial statements


Description of business

     Orthofix International N.V. (the "Company") is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic products market.

1    Summary of significant accounting policies

     (a)  Basis of consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries and entities over which the Company has control. Percentages of ownership at December 31, 2005 were as follows (100% owned unless otherwise noted):

         Orthofix Inc. (U.S.A.)
         Breg, Inc. (U.S.A.)
         Orthofix Holdings Inc. (U.S.A)
         Orthofix US LLC (U.S.A.)
         Orthofix S.r.l. (Italy)
         Novamedix Services Limited (U.K.)
         Orthosonics Limited (U.K.)
         Intavent Orthofix Limited (U.K.)
         Colgate Medical Limited (U.K.)
         Orthofix Limited (U.K.)
         Orthofix UK Limited (U.K.)
         Swiftsure Medical Limited (U.K.)
         Victory Medical Limited (U.K.)
         Novamedix Distribution Limited (Cyprus)
         Inter Medical Supplies Limited (Cyprus)
         Inter Medical Supplies Limited (Seychelles)
         Orthofix AG (Switzerland)
         Orthofix GmbH (Germany)
         Orthofix International B.V. (Holland)
         Orthofix II B.V. (Holland)
         Orthofix S.A. (France)
         Implantes Y Sistemas Medicos, Inc. (Puerto Rico)
         Orthofix do Brasil (Brazil) 89.5% owned
         Promeca S.A. de C.V. (Mexico) 61.25% owned


     The results of acquired businesses are included in the consolidated statements of income from the date of their acquisition. All intercompany accounts, transactions and profits are eliminated in consolidation. The equity method of accounting is used when the Company has significant influence over operating decisions but cannot exercise control. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. The Company's investments in which it does not have significant influence or control are accounted for under the cost method of accounting.

(b)  Foreign currency translation

     Foreign currency translation is performed in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts, except shareholders' equity, are translated at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year.

     Transactional foreign currency gains and losses are included in other income (expense) and were ($1.0) million, $0.9 million and $0.4 million for the years December 31, 2005, 2004 and 2003, respectively. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders' equity.

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

     (e)  Market risk

     In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company's objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective the Company seeks to balance its non-dollar income and expenditures. During 2005, the Company made use of an interest rate swap agreement and foreign currency forward contracts to manage these exposures of fluctuations in interest rates. See Note 11 for additional information.

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

                                                            Years
                                                          --------
                     Buildings                            25 to 33
                     Plant and equipment                   2 to 10
                     Furniture and fixtures                 4 to 8

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

     Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets primarily include patents and other technology agreements, trademarks, licenses, customer relationships and distribution networks. They are generally amortized using the straight-line method over estimated useful lives of 5 to 25 years for all acquisitions completed prior to June 30, 2001. For acquisitions completed subsequent to June 30, 2001, identifiable intangible assets are generally amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefit of the intangible assets are consumed. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization in accordance with Statement of Financial Accounting Standards
(SFAS) No. 142.

     The Company reviews long-lived and indefinite lived intangible assets at least annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For long-lived amortizable intangible assets, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flows over the assets remaining estimated useful lives are less than the carrying value of such assets. For long-lived intangible assets, not subject to amortization, the Company recognizes an impairment loss when the sum of discounted expect future cash flows are less than the carrying value of such assets. The measurement for such impairment loss is then based on the fair value of the related asset or group of assets.

     (g)  Revenue recognition

     Revenues are recognized as income in the period in which title passes and the products are delivered. For bone growth stimulation and certain bracing products prescribed by a physician, the Company recognizes revenue when the product is placed on and accepted by the patient. For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify FOB destination. The Company derives a significant amount of revenues in the United States from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments. Some billings are subject to review by such third-party payors and may be subject to adjustment. For royalties, revenues are recognized when the royalty is earned. Revenues for inventory delivered on consignment are recognized as the product is used by the consignee. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Revenues are reduced for estimated returns under the Company's limited guarantee programs. Shipping and handling costs are included in cost of sales.

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

     (j)  Net income per common share

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

     (k)  Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

     (l)  Restricted cash

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

     (m)  Sale of accounts receivable

     The Company follows the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

     (n)  Use of estimates in preparation of financial statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     (o)  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2005 presentation. The reclassifications have no effect on previously reported net income or shareholders' equity.

     (p)  Stock based compensation

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment", a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 (R) also supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". The revision will require companies to recognize compensation costs in the income statement based on the fair value of the equity or liability instruments issued and to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow as reported in the accompanying consolidated statements of cash flows. Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company plans to adopt SFAS 123 (R) effective January 1, 2006 using the "modified prospective" method. Under the modified prospective method, compensation cost is recognized in the income statement beginning with the effective date, based on the requirements of SFAS 123 (R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123 (R). The Company estimates that the adoption of SFAS NO. 123 (R) will reduce its operating income for 2006 by approximately $5.0 million. The adoption of Statement 123 (R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the overall financial position. This estimate assumes that the number of employee stock options granted in 2006 will be similar to the number granted in 2005 and is subject to change based on the actual number of stock options granted in 2006, the dates on which the grants are made and the share price on the date of grant. Statement 123 (R) also requires the benefits of tax deduction in excess over recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the twelve months ended December 31, 2005, 2004, and 2003, for such excess tax deductions were $1.3 million, $3.7 million, and $1.4 million, respectively. Pro forma information regarding the Company's net income and net income per common share for the years ended December 31, 2005, 2004 and 2003 as required by SFAS No. 148 has been determined as if the Company had accounted for its employee stock option plans under the fair value method of the statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.


                                                                                        Year ended December 31,
                                                                               ---------------------------------------
(In thousands except per share data)                                             2005            2004            2003
                                                                               --------        --------       --------
Net income

  As reported                                                                  $73,402          $34,149       $24,730

   Add:  Stock-based employee compensation expense included in                     347              346             -
         reported net income, net related tax effect of $241

  Less:  Total stock-based employee compensation expense determined
         under fair value method for all awards, net of tax                     (3,348)          (1,944)       (2,597)
                                                                               --------        --------       --------
  Pro forma                                                                    $70,401          $32,551       $22,133

Net income per common share - basic

  As reported                                                                    $4.61            $2.22         $1.76

  Pro forma                                                                      $4.42            $2.11         $1.57

Net income per common share - diluted

  As reported                                                                    $4.51            $2.14         $1.68

  Pro forma                                                                      $4.32            $2.04         $1.51


     The fair value of the options under each plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants in 2005, 2004 and 2003 for each of the three years, respectively: dividend yield of 0%, 0% and 0%; expected volatility of 35%, 35% and 35%; risk-free interest rates of 3.5%, 3.5% and 3.5% and expected lives of 4.50, 4.50 and 4.50 years.

     (q)  Recently issued Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which is an amendment to SFAS No. 133 and SFAS No. 140. SFAS No. 155 allows financial instruments which have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument as a whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of this statement will have a material impact on the financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively such that all prior period financial statements are presented in accordance with the new accounting principle, unless impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on the financial statements.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.

     (r)  Fair value of financial instruments

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, restricted cash, accounts receivable, short-term bank debt and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company's long term secured debt carries a floating rate of interest and approximates fair value.

     (s)  Advertising costs

     The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $0.5 million in each year.

     (t)  Derivative instruments

     The Company manages its exposure to fluctuations in interest rates and foreign exchange within the consolidated financial statements according to its hedging policy. Under the policy, the Company may engage in non-leveraged transactions involving various financial derivative instruments to manage exposed positions. The policy requires the Company to formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. For instruments designated as a cash flow hedge, the Company formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivative that is used in the hedging transaction has been effective in offsetting changes in the cash flows of the hedged item and whether such derivative may be expected to remain effective in future periods. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company will discontinue the related hedge accounting prospectively. Such a determination would be made when
(1) the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. For instruments designated as a fair value hedge, the Company ensures an exposed position is being hedged and the changes in fair value of such instruments are recognized in earnings.

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


     The Company's foreign currency hedges are forward contracts used to manage its foreign currency exposure related to a portion of the Company's accounts receivable that are denominated in Euros. These forward contracts have been accounted for as a fair value hedge in accordance with SFAS No. 133.

     (u)  Other comprehensive income


     Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge and unrealized gains and losses on available for sale securities. The components of and changes in other comprehensive income (loss) are as follows:


                                                                                          Unrealized       Accumulated
                                                    Foreign Currency                       Gains on           Other
                                                       Translation      Fair Value of     Marketable      Comprehensive
(In thousands)                                         Adjustments       Derivatives      Securities      Income/(Loss)
                                                    ----------------    -------------     ----------      -------------
Balance at December 31, 2002                             $(2,253)           $    -           $ 156           $(2,097)
    Net unrealized gains on marketable                         -                 -             185                185
       securities, net of tax of $112
    Reclassification adjustment for gains on                   -                 -           (341)              (341)
       the sale of marketable securities
       included in net income
    Foreign currency translation adjustment                11,647                -               -             11,647
                                                         --------           ------           -----            -------
Balance at December 31, 2003                                9,394                -               -              9,394
    Unrealized gain on derivative instrument,
       net of tax of $40                                                        92               -                 92
                                                                -
    Foreign currency translation adjustment                 5,653                -               -              5,653
                                                         --------           ------           -----            -------
Balance at December 31, 2004                               15,047               92               -             15,139
    Reclassification adjustment for gain on
       derivative instrument, net of tax of                     -             (92)               -               (92)
       $40
    Foreign currency translation adjustment               (9,985)                -               -            (9,985)
                                                         --------           ------           -----            -------
Balance at December 31, 2005                               $5,062           $    -         $     -             $5,062
                                                         ========           ======           =====            =======


2    Acquisitions

     The following acquisitions were recorded using the purchase method of accounting:

     On December 30, 2003, the Company purchased 100% of the stock of privately held Breg, Inc. ("Breg") for a purchase price of $150.0 million plus closing adjustments and acquisition costs. The acquisition and related costs were financed with $110.0 million of senior secured bank debt, cash on hand and the issuance of 731,715 shares of Orthofix common stock.

     Pursuant to a voting and subscription agreement dated November 20, 2003 and as amended and restated on December 22, 2003, among the Company and certain shareholders of Breg, certain shareholders applied a portion of the proceeds that they received from the acquisition to purchase 731,715 shares of Orthofix common stock at a negotiated price of $38.00 per share, for an aggregate purchase price of $27.8 million. The price took into consideration the fair market value as determined by the Nasdaq stock market on the or about the date the terms of the acquisition were agreed to and announced (November 20, 2003).

     Breg, based in Vista, California, designs, manufactures and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use. Breg's product lines include bracing products, cold therapy products and pain therapy products. Breg generated $72.0 million and $68.3 million in net revenues in 2005 and 2004, respectively.

     The Company considered this acquisition as a way to fortify and further advance its business strategy to expand in three key sectors in orthopedics:
Spine, Reconstruction and Trauma. The acquisition broadened the Company's product lines, reduced reliance on the success of any single product and enlarged channel opportunities for products from both companies.

     Factors that contributed to the valuation of Breg included the recognition that Breg was among the top three participants in terms of market share in its key markets of bracing, cold therapy and pain therapy. Further, Breg has a strong brand name and product identity in the orthopedic industry. Breg had a history of sales and earnings growth at rates faster than the markets that its three product lines serve. Orthofix valued Breg after reviewing a range of valuation methodologies provided by its financial advisors for the transaction, including comparable publicly-traded companies, comparable precedent transactions, discounted cash flow analysis and comparison to Orthofix's trading multiples. The resulting purchase price of Breg exceeded the value of the net assets acquired by a substantial amount.

     The final purchase price reflects the following assets acquired and liabilities assumed:

Current assets, other than cash                                     $ 16,768
Fixed assets acquired                                                  5,570
Intangible assets not subject to amortization - registered
trademarks                                                            23,900
Intangible assets subject to amortization (10 year weighted
average useful life):
     Distribution Network (10 year weighted average                   41,100
     useful life)
     Patents (16 year weighted average useful life)                      401
                                                                 ------------
                                                                      41,501
Goodwill (indefinite lived intangible asset)                         101,322
Other long-term assets                                                   599
                                                                 ------------
Total assets acquired                                              $ 189,660
                                                                 ------------

Current liabilities                                                $ (4,996)
Deferred tax liability                                              (27,172)
Other long-term liability                                              (133)
                                                                 ------------
Total liabilities assumed                                           (32,301)
                                                                 ------------
Net assets acquired (Final purchase price)                          $157,359
                                                                 ============

     There are no residual values for any of the intangible assets subject to amortization acquired during the Breg acquisition.

     The results of Breg's operations have been included in the Company's consolidated results of operations from the date of acquisition.

     The Company made a correction in 2005 to the purchase accounting for the Breg acquisition to increase goodwill and deferred tax liabilities by $9.6 million each to reflect the deferred tax liability associated with the trademarks acquired. The correction has been reflected as of December 31, 2005 and 2004.

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

     The summary pro forma condensed unaudited results of operations and earnings per share for the year ended December 31, 2003, assuming consummation of the acquisitions during 2003 as of January 1, 2003 was as follows:

                                    Year Ended December 31, 2003
                               ----------------------------------------
                                  As Reported            Pro Forma
                               ------------------    ------------------

     Net sales                     $203,707              $265,219
     Net income                      24,730                26,129
     Per share data:
          Basic                       $1.76                 $1.77
          Diluted                     $1.68                 $1.70



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

     The Company had an option to purchase the remaining 30% of the shares of Orthofix AG. The Company exercised this option in 2004 and paid approximately $0.5 million for the remaining shares, which was recorded as additional goodwill. This resulted in Orthofix AG being a wholly-owned subsidiary.

3    Inventories

                                                        December 31,
                                                    --------------------
(In thousands)                                        2005         2004
                                                    -------      -------
Raw materials                                       $7,242       $6,456
Work-in-process                                      3,344        2,445
Finished goods                                      11,538       14,823
Field inventory                                      7,404        5,346
Consignment inventory                                6,659        7,835
                                                    -------      -------
                                                    36,187       36,905
                                                    -------      -------
Less reserve for obsolescence                       (3,334)      (4,010)
                                                    -------      -------
                                                   $32,853      $32,895
                                                   ========     ========


     See Note 1 "Summary of significant accounting policies" part (c) "Inventories" for a description of field inventory.

4    Securities and other investments

     The Company had total investments held at cost of $4.1 million as of December 31, 2005 and 2004 comprised of an investment of $1.5 million in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products, and $2.6 million in OPED AG, a German-based bracing company. The Company has assessed these cost investments noting no impairment in carrying value. The Company also has an investment in OrthoRx. The investment was reduced to zero in 2004. As of December 31, 2005, the Company's ownership percentage in OrthoRx has been reduced to 6.4%.

5    Property, plant and equipment

                                                          December 31,
                                                      --------------------
(In thousands)                                         2005         2004
                                                      ------       -------
Cost
Buildings                                             $3,535       $3,733
Plant and equipment                                   46,094       40,409
Furniture and fixtures                                 6,896        7,258
                                                      ------       -------
                                                      56,525       51,400
Accumulated depreciation                             (37,538)     (33,074)
                                                      ------       -------
                                                     $18,987      $18,326
                                                     =======      ========

     Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $8.3 million, $7.8 million and $5.7 million, respectively.

6    Patents and other intangible assets


                                                                                 December 31,
                                                                              -----------------
(In thousands)                                                                2005         2004
                                                                              ----         ----
Cost
     Patents and other                                                     $26,501      $25,411
     Trademarks - definite lived (subject to amortization)                     836          712
     Trademarks - indefinite lived (not subject to amortization)            23,900       23,900
     Distribution networks                                                  42,343       42,343
                                                                            ------       ------
                                                                            93,580       92,366
Accumulated amortization
     Patents and other                                                     (17,172)     (15,989)
     Trademarks - definite lived (subject to amortization)                    (387)        (332)
     Trademarks - indefinite lived (not subject to amortization)                 -            -
     Distribution networks                                                 (10,436)      (5,418)
                                                                           -------      -------
                                                                           $65,585      $70,627
                                                                           =======      =======


     Amortization expense for intangible assets is estimated to be approximately $6.9 million, $6.9 million, $6.6 million, $5.9 million and $5.1 million for the periods ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

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

     The following table presents the changes in the net carrying value of goodwill by reportable segment:


                                                                       International
(In thousands)                    Americas Orthofix   Americas Breg      Orthofix            Total
                                  -----------------   -------------    -------------       ---------

At December 31, 2003                   $32,401          $94,512          $41,484           $168,397
Acquisitions                               532                -              475              1,007
Adjustments                                  -            6,810                -              6,810
Foreign Currency                            19                -            2,656              2,675
                                     -----------       ---------        ---------          ---------
At December 31, 2004                    32,952          101,322           44,615            178,889
                                     -----------       ---------        ---------          ---------
Foreign Currency                           (36)               -           (4,115)            (4,151)
                                     -----------       ---------        ---------          ---------
At December 31, 2005                   $32,916         $101,322          $40,500           $174,738
                                     ===========       =========        =========          =========


8    Bank borrowings

                                                                 December 31,
                                                              ------------------
(In thousands)                                                2005         2004
                                                              ----         ----
Borrowings under line of credit                                $79          $76
                                                              ====         ====

     Weighted average interest rates on borrowings under lines of credit as of December 31, 2005 and 2004 were 3.00% and 3.40%, respectively.

     Borrowings under lines of credit consist of borrowings in Euros. The Company had unused available lines of credit of 6.8 million Euros ($8.0 million) and 8.4 million Euros ($11.4 million) at December 31, 2005 and 2004, respectively, in its Italian line of credit, which gives the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

9    Other current liabilities

                                                             December 31,
                                                        --------------------
(In thousands)                                            2005         2004
                                                        --------    --------

Accrued expenses                                        $7,206      $10,280
Salaries and related taxes payable                      11,032        7,721
Income taxes payable                                     2,044        4,525
Other payables                                           4,724        3,219
KCI settlement proceeds due to third parties            26,202            -
                                                       ---------    --------
                                                       $51,208      $25,745
                                                       =========    ========

10   Long-term debt


                                                             December 31,
                                                        --------------------
(In thousands)                                            2005         2004
                                                        --------    --------

Long-term obligations                                  $14,750      $76,750
Other loans                                                458          556
                                                       ---------    --------
                                                        15,208       77,306
Less current portion                                   (15,187)     (10,057)
                                                       ---------    --------
                                                           $21      $67,249
                                                       =========    ========

     Concurrently with the closing of the Breg acquisition, Colgate Medical Limited ("Colgate", or the "Borrower"), a wholly-owned subsidiary of the Company, entered into a senior secured bank facility. The senior secured bank facility provides for (1) a five-year amortizing term loan of $110 million, the proceeds of which were used for partial payment of the purchase price of Breg, and (2) a five-year revolving credit facility of $15 million, which was not drawn on as of December 31, 2005. This obligation has a floating interest rate of LIBOR or prime rate plus a margin. The current interest rate is LIBOR plus 2.00%, which is adjusted quarterly based on the Borrower's leverage ratio. At December 31, 2005 and 2004, long-term obligations included a senior secured term note for $14.8 million and $76.8 million, respectively.

     In conjunction with obtaining the senior secured bank facility and the amendment thereto, the Company incurred debt issuance costs of $3.3 million and $0.3 million, respectively. As of December 31, 2005 and 2004, unamortized debt issuance costs were $0.2 million and $2.9 million, respectively, and recorded in other long-term assets.

     In May 2004, the Company entered into a three-year fully amortizable interest rate swap agreement. Under the agreement, the Company paid a fixed rate of 3.16% and received interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the termination of the agreement. The Company's accelerated prepayment of its senior secured term loan caused a portion of the swap agreement to be ineffective on December 22, 2005. Therefore, the Company terminated the interest rate swap agreement.

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

     The credit agreement relating to the senior secured bank facility contains customary negative covenants applicable to Colgate and its subsidiaries, including restrictions on indebtedness, liens, dividends, mergers and the sale of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio applicable to Colgate and its subsidiaries on a consolidated basis, and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. The Company is in compliance with the financial covenants as of December 31, 2005.

     The Company received a waiver from its lenders for technical covenant violations associated with changes in its structure, done to maximize tax benefits in the United Kingdom. In connection with this waiver, the Company is required to take certain actions with respect to certain new subsidiaries of the borrowing group, including having them joined as guarantors to the credit agreement. The waiver requires the Company to satisfy these obligations by March 31, 2006, and management believes it is probable that it will satisfy such obligations by repaying the outstanding amount under the term loan and canceling its revolver under this facility. Accordingly, all of the Company's outstanding obligations under this credit agreement is classified as current in the balance sheet at December 31, 2005.

     Weighted average interest rates on current maturities of long-term obligations as of December 31, 2005 and 2004 were 6.12% and 4.43%, respectively.

     The aggregate maturities of long-term debt after December 31, 2005 are as follows: 2006 - $15.2 million.

11   Derivative instruments

     During the second quarter of 2004, the Company entered into an interest rate swap agreement to manage its interest rate exposure related to a portion of the Company's $110 million credit facility entered into on December 30, 2003. The derivative instrument, a three-year fully amortizable agreement with a notional amount of $50.0 million, was scheduled to expire on June 27, 2007. The instrument was designated as a cash flow hedge. The Company terminated the agreement on December 22, 2005 when a portion became ineffective. This termination resulted in a one-time gain of $0.4 million in 2005 recorded as a reduction of interest expense.

     In 2005, the Company utilized foreign currency forward contracts to manage its foreign currency exposure related to a portion of the Company's accounts receivable that are denominated in Euros. The strategy of the foreign currency contracts was to neutralize the foreign currency impact on earnings when converting 5.0 million Euros of accounts receivable into U.S. dollars. The conversion of the underlying exposure and the forward contracts offset and had no net impact on earnings in 2005. All foreign currency forward contracts entered into in 2005 have been accounted for as fair value hedges in accordance with SFAS No. 133 and the related gains were recorded in other income and the related tax amounts in taxation. The Company received cash of $0.3 million from the settlement of forward contracts to hedge foreign currency exposures in 2005. On December 30, 2005, the Company entered into a new forward currency contract to sell 5.0 million Euro at an all-in rate of 1.1840 which is outstanding at December 31, 2005.

12   Commitments

Leases

     The Company has entered into operating leases for facilities and equipment. Rent expense under the Company's operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $3.7 million, $3.5 million and $2.6 million, respectively. Future minimum lease payments under operating leases as of December 31, 2005 are as follows:

(In thousands)

2006                                                                    $3,096
2007                                                                     2,650
2008                                                                     2,353
2009                                                                     1,886
2010                                                                     1,842
Thereafter                                                               1,113
                                                                   -------------
Total                                                                  $12,940
                                                                   =============

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

Americas Orthofix
     Americas Orthofix operation ("Americas") consists of operations in the United States existing prior to the acquisition of Breg, as well as Mexico, Brazil and Puerto Rico. Americas, as defined, uses both direct and distributor sales representatives to sell to hospitals, doctors and other healthcare providers in the Americas market.

International Orthofix
     International Orthofix operation ("International") consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world as well as independent distributors. International, as defined, uses both direct and distributor sales representatives to sell Orthofix and Breg products to hospitals, doctors, and other healthcare providers.

Americas Breg
     Americas Breg operation ("Breg") consists of Breg, Inc., which was acquired December 30, 2003. Breg, based in Vista, California, designs, manufactures and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products to hospitals, doctors, and other healthcare providers through a network of domestic and international distributors, sales representatives and affiliates.

Group Activities
     Group Activities are comprised of the Parent's operating expenses and identifiable assets.

     The tables below present information by reportable segment:


                                           External Sales                              Intersegment Sales
                               --------------------------------------         --------------------------------------
(In thousands)                   2005           2004           2003            2005           2004            2003
                               --------       --------       --------         -------        -------         -------
Americas Orthofix              $144,174       $125,972       $116,848          $1,931         $1,357          $1,072
Americas Breg                    72,022         68,294              -             489            422               -
International Orthofix           97,108         92,372         86,859          55,271         54,464          50,800
                               --------       --------       --------         -------        -------         -------
Total                          $313,304       $286,638       $203,707         $57,691        $56,243         $51,872
                               ========       ========       ========         =======        =======         =======

Operating Income (Expense)
(In thousands)                           2005                  2004                 2003
                                   ------------------    -----------------    -----------------

Americas Orthofix                       $32,595              $28,840              $24,065
Americas Breg                             8,082               11,498                    -
International Orthofix                   24,677               20,376               23,253
Group Activities                        (5,170)              (4,599)              (4,021)
Eliminations                              (478)                  453                1,271
                                   -------------        -------------         ------------
Total                                   $59,706              $56,568              $44,568
                                   =============        =============         ============



     The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries.

Identifiable Assets

(In thousands)                               2005                 2004
                                        --------------       --------------
Americas Orthofix                          $112,058             $108,119
Americas Breg                               185,921              186,925
International Orthofix                      178,682              148,826
Group activities                              9,957                9,688
Eliminations                                (12,757)             (12,589)
                                        --------------       --------------
Total                                      $473,861             $440,969
                                        ==============       ==============


                             Depreciation and
                               amortization               Income tax expense           Other income (expense)
                         ---------------------------  ----------------------------   ----------------------------
(In thousands)             2005     2004      2003      2005      2004       2003      2005      2004      2003
                           ----     ----      ----      ----      ----       ----      ----      ----      ----
Americas Orthofix         $3,503   $3,360    $3,664   $14,456    $12,284    $9,867    $2,673      $267      $324
Americas Breg              7,786    7,328         -       961      2,242         -        56        22        -
International Orthofix     3,578    3,708     3,285     5,299      1,525     4,706    32,854    (6,506)   (2,469)
Group activities               -        -         -     1,397        159        12       226         8    (3,108)
                         -------  -------    ------   -------    -------   -------   -------   --------  --------
Total                    $14,867  $14,396    $6,949   $22,113    $16,210   $14,585   $35,809   $(6,209)  $(5,253)
                         =======  =======    ======   =======    =======   =======   =======   =======-  ========


     Capital expenditures of tangible and intangible for each segment are as follows:

(In thousands)                                2005          2004          2003
                                             ------       -------        ------
Americas Orthofix                            $3,798        $3,245        $2,903
Americas Breg                                 5,040         2,820             -
International Orthofix                        3,410         6,178         2,327
Group activities                                  -             -             8
                                            -------       -------        ------
Total                                       $12,248       $12,243        $5,238
                                            =======       =======        ======

  Geographical information

     Analysis of net sales by geographic destination:

(In thousands)                               2005          2004          2003
                                           --------     --------      --------
U.S.                                       $218,096     $198,392      $132,858
Other                                         9,471        9,546         4,995
                                           --------     --------      --------
Americas                                    227,567      207,938       137,853

U.K.                                         28,949       28,858        25,162
Italy                                        22,004       20,761        16,447
Other                                        34,784       29,081        24,245
                                           --------     --------      --------
International                                85,737       78,700        65,854
                                           --------     --------      --------
Total                                      $313,304     $286,638      $203,707
                                           ========     ========      ========

     There are no sales in the Netherlands Antilles.

     Analysis of long-lived assets by geographic area:


(In thousands)                                         2005          2004
                                                     --------     --------
U.S.                                                 $206,287     $209,368
Italy                                                  11,443       12,957
U.K.                                                   22,379       24,521
Cyprus                                                 13,426       10,533
Others                                                  9,857       14,545
                                                     --------     --------
Total                                                $263,392     $271,924
                                                     ========     ========

                                   Sales by Market Sector for the year ended December 31, 2005
                            -------------------------------------------------------------------------
                                                     Americas        International
 (In thousands)             Americas Orthofix          Breg             Orthofix              Total
                            -----------------      ---------         -------------          ---------
Orthopedic
  Spine                        $101,497              $   -                $125              $101,622
  Reconstruction                  8,147             72,022              45,247               125,416
  Trauma                         32,846                  -              30,692                63,538
                               --------            -------            --------              ---------
Total Orthopedic                142,490             72,022              76,064               290,576

Non-Orthopedic                    1,684                  -              21,044                22,728
                               --------            -------           ----------             ---------
Total                          $144,174            $72,022             $97,108              $313,304
                              =========            =======           ==========             =========


                                   Sales by Market Sector for the year ended December 31, 2004
                            -------------------------------------------------------------------------
                                                    Americas         International
 (In thousands)             Americas Orthofix          Breg             Orthofix              Total
                            -----------------       --------         -------------          ---------
Orthopedic
  Spine                         $81,190             $    -               $ 182               $81,372
  Reconstruction                  7,318             68,083              45,543               120,944
  Trauma                         36,058                211              26,618                62,887
                               --------            -------             -------              --------
Total Orthopedic                124,566             68,294              72,343               265,203
Non-Orthopedic                    1,406                  -              20,029                21,435
                               --------            -------             -------              --------
Total                          $125,972            $68,294             $92,372              $286,638
                               ========            =======             =======              ========


                                   Sales by Market Sector for the year ended December 31, 2003
                            -------------------------------------------------------------------------
                                                    Americas         International
 (In thousands)             Americas Orthofix          Breg             Orthofix              Total
                            -----------------       --------         -------------          ---------
Orthopedic
  Spine                          $79,453             $    -                 $99               $79,552
  Reconstruction                   6,775                  -              44,408                51,183
  Trauma                          29,242                  -              24,464                53,706
                               ---------             ---------         --------              --------
Total Orthopedic                 115,470                  -              68,971               184,441

Non-Orthopedic                     1,378                  -              17,888                19,266
                               ---------             ---------         --------              --------

Total                           $116,848             $    -             $86,859              $203,707
                               =========             =========         ========              ========


14   Income taxes

     The Company and each of its subsidiaries are taxed at the rates applicable within each respective company's jurisdiction. The composite income tax rate will vary according to the jurisdictions in which profits arise. The components of the provision for income tax expense (benefit) are as follows:

                                                Year ended December 31,
                                         -----------------------------------
(In thousands)                             2005         2004          2003
                                           ----         ----          ----
Italy  - Current                          $3,011       $2,727        $1,948
       - Deferred                           (310)        (241)         (371)
Cyprus - Current                           2,924          251           224
       - Deferred                             17            -            16
U.K.   - Current                           2,015          985         2,670
       - Deferred                              -          (34)           37
U.S.   - Current                          15,299       15,928         9,471
       - Deferred                         (1,564)      (3,711)          333
Netherlands Antilles
       - Current                             506           25            12
       - Deferred                            892          134             -
Other  - Current                              (4)         168          (212)
       - Deferred                           (673)         (22)          457
                                         --------     --------      --------
   Total tax expense                     $22,113      $16,210       $14,585
                                         ========     ========      ========

     Income from continuing operations before provision for income taxes consisted of:

                                                  Year ended December 31,
                                            ----------------------------------
(In thousands)                               2005         2004          2003
                                             ----         ----          ----
U.S.                                        $36,511      $32,254       $26,624
Non-U.S.                                     59,004       18,105        12,691
                                            -------      -------       -------
                                            $95,515      $50,359       $39,315
                                            =======      =======       =======

     The tax effects of the significant temporary differences, which comprise the deferred tax liabilities and assets, are as follows:

(In thousands)                                            2005           2004
                                                      ---------       --------

Deferred tax liabilities
Goodwill                                                   $(5)         $(110)
Patents and other intangible assets                    (22,306)       (24,239)
Property, Plant and Equipment                             (925)          (477)
Other                                                   (2,416)        (2,598)
                                                       --------       --------
                                                       (25,652)       (27,424)
Deferred tax assets
Other current                                             $111           $171
Inventories and related reserves                         1,781          1,619
Allowance for doubtful accounts                          2,619          2,410
Net operating loss carryforwards                           396            573
Deferred royalties                                           -            916
Other long-term                                          1,993          1,111
                                                       --------       --------
                                                         6,900          6,800
Valuation allowance                                       (376)          (138)
                                                       --------       --------
                                                         6,524          6,662
                                                       --------       --------
Net deferred tax liability                            $(19,128)      $(20,762)
                                                       ========       ========

     The valuation allowance as of December 31, 2005 and 2004 was $0.4 million and $0.1 million, respectively. The net increase in the valuation allowance was $0.3 million for the period ended December 31, 2005. The valuation allowance is attributable to net operating loss carryforwards in certain foreign jurisdictions, the benefit for which is dependent upon the generation of future taxable income in that location. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005.

     The Company's tax net operating loss carryforwards in all taxing jurisdictions is approximately $1.0 million expiring in various amounts in tax years beginning in 2009.

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

     The rate reconciliation presented below is based on the U.S. federal income tax rate, rather than the parent company's country of domicile tax rate. Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.


(In thousands, except percentages)                2005                      2004                       2003
                                          ---------------------     ----------------------    ------------------------
                                           Amount     Percent        Amount     Percent         Amount      Percent
                                          ---------- ----------     ---------- -----------    ----------- ------------
Statutory U.S. federal income tax rate      $33,431      35.0%        $17,626       35.0%        $13,760        35.0%

Net effect of foreign tax                   (3,513)      -3.7%        (3,068)       -6.1%            636         1.6%
Net effect of KCI settlement               (11,366)     -11.9%              -           -              -            -
Change in valuation allowance                   238       0.2%          (391)       -0.8%            529         1.4%
Tax holiday benefit - Seychelles              (986)      -1.0%          (918)       -1.8%          (806)        -2.1%
US-UK Tax Treaty                              (664)      -0.7%        (1,880)       -3.7%              -            -
State taxes net of federal benefit            1,314       1.4%          1,132        2.2%            534         1.4%
Net effect of non-deductible
     foreign losses                           3,119       3.3%          2,950        5.9%              -            -
Other                                           540       0.6%            759        1.5%           (68)        -0.2%
                                            -------      -----        -------       -----        -------        -----
Income tax expense/effective rate           $22,113      23.2%        $16,210       32.2%        $14,585        37.1%
                                            =======      =====        =======       =====        =======        =====


     The Company has not recorded additional income taxes applicable to undistributed earnings of foreign subsidiaries (residing outside the Netherlands Antilles) that are considered to be indefinitely reinvested and the taxes attributable to such amounts not deemed to be indefinitely reinvested are not material. In the event that undistributed earnings which have been deemed to be indefinitely reinvested no longer meet the criteria to remain as such, these undistributed earnings will also be considered when calculating any potential future tax liabilities relating to undistributed foreign earnings. Total undistributed earnings, which amounted to approximately $232.1 million, $201.9 million and $156.0 million at December 31, 2005, 2004 and 2003, respectively, may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

15   Restricted net assets of subsidiaries

     Certain subsidiaries of the Company have effective restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company's senior secured credit facility. The net assets of Colgate Medical Limited and its subsidiaries are restricted for distributions to the parent company. All other subsidiaries of the Orthofix Group have access to these net assets for operational purposes. The amount of restricted net assets of Colgate Medical Limited and its subsidiaries as of December 31, 2005 is limited to the amount remaining to be paid under the senior secured term loan of $14.8 million.

16   Related parties

     The following related party balances and transactions as of and for the three years ended December 31, 2005, between the Company and other companies in which directors and/or executive officers have an interest are reflected in the consolidated financial statements. The Company buys components related to the A-V Impulse System, purchases quality control and logistic services and buys the Laryngeal Mask from companies in which a board member has a beneficial minority interest.

                                                                       Year ended December 31,
                                                               -----------------------------------
(In thousands)                                                    2005          2004          2003
                                                                  ----          ----          ----
Sales                                                             $573          $987        $1,706
Purchases                                                      $17,411       $16,986       $15,916
Accounts payable                                                $1,711        $1,386        $1,929
Accounts receivable                                               $126          $198          $403
Due from officers (included in other long-term assets)            $370          $356          $342


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

17   Contingencies

Litigation

     The Company, in the normal course of its business, is involved in various lawsuits from time to time. In addition, the Company is subject to certain other contingencies discussed below:

     Novamedix, a subsidiary of the Company, filed an action on February 21, 1992 against Kinetic Concepts Inc. ("KCI") alleging infringement of the patents relating to Novamedix's A-V Impulse System foot pump product, breach of contract, unfair competition and was seeking damages. KCI filed counterclaims alleging inequitable conduct by Novamedix before the United States Patent and Trademark Office, fraud and unfair competition. KCI withdrew several of its counterclaims, but continued to assert affirmative defenses contending that the patents were invalid, unenforceable, and not infringed. During 2002, the United States Patent and Trademark Office issued re-examination certificates validating four U.S. vascular patents owned by the Company. The U.S. District Court in San Antonio, Texas denied certain motions filed by KCI that would have disposed of the case without a trial. On September 30, 2005 KCI, Novamedix and the Company announced a settlement had been reached under which KCI agreed to pay Novamedix $75.0 million and give Novamedix an option to receive an assignment of or a license to certain KCI foot pump patent rights, which the Company chose to receive a limited assignment. The Company has contractual obligations to distribute a portion of the settlement proceeds to certain former owners of Novamedix and the original patents. The final settlement amounts were not concluded at December 31, 2005; however, we have recorded a gain of $40.1 million and the related tax amount of $2.7 million and accrued $26.2 million for contractual obligations. See Note 22 "Subsequent events" for further discussion of the final settlement amounts. Further, the Company agreed to indemnify KCI against certain tax liabilities that might arise out of the settlement. Management believes the risk that any such claims might arise under this indemnity to be remote.

     On September 29, 2004, Triage Medical Inc. ("Triage") filed an action against Orthofix International N.V. That action, which the Company removed to federal court, is entitled Triage Medical Inc. vs. Orthofix International N.V., Case No: SACV04-1377 JVS. Triage contended that the Company agreed to negotiate an acquisition of Triage, and as a part of the acquisition process, to make an unconditional $2.0 million escrow payment to Triage. Triage contended further that the Company terminated the acquisition process and failed to make the payment as a result of which Triage was damaged. The Company answered the complaint denying any liability and pleading certain defenses. On July 12, 2005, Triage and the Company engaged in mediation proceedings at which the parties agreed to resolve the action against the Company and to dismiss the lawsuit with prejudice. The settlement amount of $350,000 was paid in 2005.

     In management's opinion, the Company is not currently involved in any other legal proceeding, individually or in the aggregate, that will have a material effect on the financial position, liquidity or operating results of the Company.

Concentrations of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. Cash investments are primarily in money market funds deposited with major financial center banks. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individuals comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Certain of these customers rely on third party healthcare payers, such as private insurance companies and governments, to make payments to the Company on their behalf. Accounts receivable in countries where the government funds medical spending are primarily located in North Africa, Middle East, South America, Asia and Europe. The Company has considered special situations when establishing allowances for potentially uncollectible accounts receivable in such countries as India, Egypt and Turkey. The Company also records reserves for bad debts for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial condition of the customer, macroeconomic conditions and historical experiences. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     The Company sells via a direct sales force and distributors. The Company's distributor of the A-V Impulse System in North America, Kendall Healthcare Inc., accounted for 10% of net sales in 2003 and there were no customers that accounted for 10% or more of net sales in 2005 or 2004.

18   Pensions and deferred compensation

     Orthofix Inc. sponsors a defined contribution benefit plan (the "401(k) Plan") covering substantially all full time employees. This 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee's base compensation and 50% of the next 4% of the employee's base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2005, 2004 and 2003, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately $962,000, $760,000 and $708,000, respectively. Breg also sponsors a 401(k) plan. This 401(k) Plan allows for participants to contribute up to 100% of their compensation, subject to certain limitations, with the Company matching 100% of the first $750 deferred. During the years ended December 31, 2005 and 2004, expenses incurred relating to the Breg 401(k) Plan; including matching contributions were $101,000 and $111,000, respectively.

     The Company operates defined contribution pension plans for all other employees not described above meeting minimum service requirements. The Company's expenses for such pension contributions during 2005, 2004 and 2003 were approximately $685,000, $573,000 and $487,000, respectively.

     Under Italian Law, Orthofix S.r.l. accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. Each year's provision for deferred compensation is based on a percentage of the employee's current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. The Company's expense for deferred compensation during 2005, 2004 and 2003 was approximately $316,000, $292,000 and $227,000, respectively. Deferred compensation payments of $215,000, $207,000 and $233,000 were made in 2005, 2004 and 2003, respectively. The balance as of December 31, 2005 of $1.2 million represents the amount which would be payable if all the employees and agents had terminated employment at that date and is included in other long-term liabilities.

19   Share option plans

Option and stock purchase plans

     At December 31, 2005, the Company had three stock-based compensation plans and one stock purchase plan which are described below.

2004 Long Term Incentive Plan

     The 2004 Long Term Incentive Plan (the "2004 LTIP Plan") is a long term incentive plan that was adopted in April 2004. The 2004 LTIP Plan was approved by shareholders on June 29, 2004 and 2.0 million shares were reserved for issuance under this plan. Awards generally vest on years of service with all awards fully vesting within five years of the grant date. Awards can be in the form of an option, restricted share unit, performance share unit, or other award form determined by the Board of Directors. Awards granted under the 2004 LTIP Plan expire no later than 10 years after the date of the grant. At December 31, 2005, there were 881,369 awards outstanding under the 2004 LTIP Plan of which 118,595 were exercisable.

Staff Share Option Plan

     The Staff Stock Option Plan (the "Staff Plan") is a fixed stock option plan which was adopted in April 1992. Under the Staff Plan, the Company granted options to its employees at the estimated fair market value of such options at the date of grant. Options generally vest based on years of service with all options to be fully vested within five years from date of grant. Options granted under the Staff Plan expire ten years after date of grant. There are no options left to be granted under the Staff Plan. At December 31, 2005, there were 475,330 options outstanding under the Staff Plan of which 251,130 are exercisable.

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

     The PASOs include both service-based and performance-based vesting provisions. Under the service-based provisions, subject to the continued employment of the executive, the PASOs become 100% non-forfeitable and exercisable on the fifth anniversary of the Grant Date. Vesting under the PASOs will be accelerated, however, if certain stock price targets are achieved. The performance-based vesting provisions provide for the vesting of one-eighth of the PASO grant for each $5.00 increase in the price of the Company's common stock above $15.00 per share. The total number of shares eligible for the accelerated vesting on an annual basis is limited to 20% of the number of shares subject to the PASO with a cumulative carryover for the unvested portion of shares eligible for accelerated vesting for each of the prior years. During the period ended December 31, 2005, 125,510 stock options were exercised and none were forfeited. As of December 31, 2005, 387,500 options remain outstanding under the option agreements, all of which are exercisable and expire on January 1, 2009.

Performance Accelerated Stock Option Inducement Agreements

     On December 30, 2003, the Company granted inducement stock option awards to two key executives of Breg, Inc, in conjunction with the acquisition of Breg, Inc. The exercise price was fixed at $38.00 per share on November 20, 2003, when the Company announced it had entered into an agreement to acquire Breg, Inc. The inducement grants include both service-based and performance-based vesting provisions. Under the service-based provisions, subject to the continued employment of the executive, the inducement grants become 100% non-forfeitable and exercisable on the fourth anniversary of the grant date. Vesting of a portion of the options under the inducement agreement will be accelerated if certain stock price targets are achieved. The performance-based vesting provisions generally provide for the vesting of one-fifth of the inducement grants for each $5.00 increase in the price of the Company's common stock above $40.00 per share. The total number of shares eligible for the accelerated vesting on an annual basis is limited to 25% of the number of shares subject to the inducement grants with a cumulative carryover for the unvested portion of shares eligible for accelerated vesting for each of the prior years. Prior to the expiration of the term of the options, only one-half of the vested options can be exercised in any one year. As of December 31, 2005, 200,000 options remain outstanding under the inducement grants, of which 20,000 were exercisable.

Employee Stock Purchase Plan

     The Employee Stock Purchase Plan provides for the issuance of shares of the Company's common stock. During each purchase period, eligible employees may designate between 1% and 25% of their cash compensation to be deducted from their cash compensation for the purchase of common stock under the plan. The purchase price of the shares under the plan is equal to 85% to the fair market value on the first day of the plan year (July 1st to June 30th). The purchase price for the Company's officers is equal to 100% of the fair market value on the first day of each plan year. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan in 2005 was 450,000 shares. As of December 31, 2005, 278,582 shares had been issued under the Employee Stock Purchase Plan.

     Summaries of the status of the Company's stock option and warrant plans as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates are presented below:


                                                   2005                     2004                      2003
                                         -----------------------  ----------------------   -----------------------
                                                       Weighted                 Weighted                 Weighted
                                                        Average                  Average                  Average
                                                       Exercise                 Exercise                 Exercise
                                           Shares       Price     Shares         Price      Shares         Price
                                         ----------    --------  ---------     ---------   ---------     ---------
Outstanding at beginning of year         1,783,693     $27.36   2,051,502      $21.62     2,424,781       $17.08
Granted                                    508,500     $43.15     434,000      $37.18       449,500       $34.46
Exercised                                 (246,374)    $19.45    (698,428)     $16.41      (747,554)      $14.77
Forfeited                                 (101,620)    $34.55      (3,381)     $30.40       (75,225)      $19.86
                                         ----------             ----------               -----------
Outstanding at end of year               1,944,199     $32.02   1,783,693      $27.36     2,051,502       $21.62
                                         ==========             ==========               ===========

Options exercisable at end of year         777,225                834,593                 1,042,727

Weighted average fair value of
options granted during the year at
market value                                           $15.09                  $13.03                     $10.86
Weighted average fair value of
options granted during the year at
less than market value                                     -                       -                      $22.32

     At December 31, 2005, the Company has reserved a total of approximately 1.9 million shares of common stock for issuance to eligible participants under the option plans (1,944,199 shares).

       Outstanding and exercisable by price range as of December 31, 2005

                                  Options and Warrants Outstanding           Options and Warrants Exercisable
                                  --------------------------------------     --------------------------------
                                                Weighted
                                                 Average       Weighted
                                                Remaining      Average
                                 Number        Contractual     Exercise         Number        Weighted Average
Range of Exercise Prices      Outstanding         Life          Price         Exercisable      Exercise Price
                              -----------      -----------     -------        -----------     ---------------
$7.50 - $17.00                  139,830           2.88         $12.53            139,830             $12.53
$17.87 - $25.00                 431,050           3.25         $18.60            431,050             $18.60
$26.72 - $36.57                 364,950           7.64         $32.17             97,086             $31.97
$36.58 - $41.33                 615,969           8.64         $38.38            109,259             $37.80
$41.34 - $46.33                 392,400           9.52         $43.57                  -                  -
                             -----------                                     -----------
                              1,944,199           7.02         $32.02            777,225             $21.88
                             ===========                                     ===========


20   Earnings per share

     For each of the three years in the period ended December 31, 2005, there were no adjustments to net income for purposes of calculating basic and diluted net income per common share. The following is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations.


                                                                Year Ended December 31,
                                                   -------------------------------------------------
                                                      2005               2004                 2003
                                                   ----------         ----------          ----------
Weighted average common shares-basic               15,913,475         15,396,540          14,061,447
Effect of diluted securities:
      Stock options                                   375,500            578,405             620,436
                                                   ----------         ----------          ----------
Weighted average common share-diluted              16,288,975         15,974,945          14,681,883
                                                   ==========         ==========          ==========


     The Company did not include in the diluted shares outstanding calculation 592,400 options in 2005, 200,000 options in 2004 and 206,000 options in 2003 because their inclusion would be anti-dilutive or their exercise price exceeded the average market price of our common stock during the respective periods.

21   Subsequent events (unaudited)

     In February 2006, the Company announced the succession of its CEO and President along with a restructuring of its International operations. The Company expects to incur costs of approximately $1.0 million in the first quarter of 2006 associated with these items.

In the first quarter of 2006, the Company entered into final agreements with certain former owners of Novamedix, which established the amount the Company will be required to disburse in connection with the KCI litigation settlement. As a result of these negotiations, the Company expects to disburse approximately $24.9 million instead of the $26.2 million accrued at December 31, 2005. The difference of approximately $1.3 million will be recorded as income in the first quarter of 2006.


Notes to the consolidated financial statements (cont.)


22   Quarterly financial data (unaudited)

(U.S. Dollars, In thousands, except per share data)


                                  1st Quarter       2nd Quarter      3rd Quarter     4th Quarter        Year
                                  -----------       -----------      -----------     ----------         ----
2005
Net sales                           $77,688           $79,540          $75,812          $80,264       $313,304
Gross profit                         56,792            58,765           55,619           58,340        229,516
Net income                           10,779             9,405           46,020            7,198         73,402
Net income per common
share:
        Basic                           .68               .59             2.88              .45           4.61
        Diluted                         .67               .58             2.81              .44           4.51
2004
Net sales                           $70,739           $70,794          $71,488          $73,617       $286,638
Gross profit                         51,193            51,097           51,906           53,265        207,461
Net income                            8,344             7,875            8,417            9,513         34,149
Net income per common
share:
        Basic                           .55               .52              .54              .61           2.22
        Diluted                         .53               .50              .53              .59           2.14

     The sum of per share earnings by quarter may not equal earnings per share for the year due to the change in average share calculations. This is in accordance with prescribed reporting requirements.

Schedule 2 - Valuation and Qualifying Accounts


     For the years ended December 31, 2005, 2004 and 2003:


(US Dollars, in thousands)                              Additions
                                               --------------------------------
                                Balance at
Provisions from assets         beginning of    Charged to cost      Charged to                        Balance at end
to which they apply:              year          and expenses     other accounts   Deductions/Other        of year
                               ------------    ---------------   --------------   ----------------    --------------
2005
Allowance for doubtful
  accounts receivable             4,195             5,124                40           (5,204)              4,155
Inventory provisions              4,010             1,234                 -           (1,910)              3,334
Deferred tax valuation
  allowance                         138               238                 -                -                 376
2004
Allowance for doubtful
  accounts receivable             4,314             4,266                47           (4,432)              4,195
Inventory provisions              3,656               667               (48)            (265)              4,010
Deferred tax valuation
  allowance                         529               138                 -             (529)                138
2003
Allowance for doubtful
  accounts receivable             3,156             5,192                76           (4,110)              4,314
Inventory provisions              2,754             1,365                58             (521)              3,656
Deferred tax valuation
  allowance                           -               529                 -                -                 529