Form 10-Q
period 2006-03-31
ORTHOFIX INTERNATIONAL N V
filed 2006-05-08
CIK 884624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________ to ____________.

Commission File Number: 0-19961

ORTHOFIX INTERNATIONAL N.V.
(Exact name of registrant as specified in its charter)

Netherlands Antilles	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Abraham de Veerstraat Curaçao Netherlands Antilles	N/A
(Address of principal executive offices)	(Zip Code)

599-9-4658525
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.), (check one): Large Accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of May 4, 2006, 16,036,142 shares of common stock were issued and outstanding.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which relate to our business and financial outlook and which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects”, “intends”, “predicts,” “potential” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, unfavorable results in litigation matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations and the other risks described under Item 1A - “Business - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

PART I	FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share and per share data)	March 31,	December 31,
	2006	2005
Assets	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$48,605	$63,786
Restricted cash	--	13,762
Trade accounts receivable, net	83,071	80,745
Inventories	35,379	32,853
Deferred income taxes	5,079	4,511
Prepaid expenses and other	11,930	11,618
Total current assets	184,064	207,275
Securities and other investments	4,082	4,082
Property, plant and equipment, net	18,782	18,987
Patents and other intangible assets, net	63,977	65,585
Goodwill, net	176,342	174,738
Other long-term assets	3,190	3,194
Total assets	$450,437	$473,861
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$58	$79
Current portion of long-term debt	111	15,187
Trade accounts payable	11,091	11,602
Other current liabilities	31,107	51,208
Total current liabilities	42,367	78,076
Long-term debt	28	21
Deferred income taxes	25,126	25,652
Other long-term liabilities	1,330	1,227
Total liabilities	68,851	104,976

Contingencies (Note 16)
Shareholders’ equity:
Common shares (16,028,818 and 16,009,249 issued at March 31, 2006 and December 31, 2005, respectively)	1,603	1,601
Additional paid-in capital	109,562	106,747
Retained earnings	263,721	255,475
Accumulated other comprehensive income	6,700	5,062
Total shareholders’ equity	381,586	368,885

Total liabilities and shareholders’ equity	$450,437	$473,861

The accompanying notes form an integral part of these condensed unaudited consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited, U.S. Dollars, in thousands except share and per share data)	2006	2005

Net sales	$81,116	$77,688
Cost of sales	21,459	20,896
Gross profit	59,657	56,792
Operating expenses
Sales and marketing	30,788	27,462
General and administrative	12,475	8,624
Research and development	2,964	3,126
Amortization of intangible assets	1,770	1,627
	47,997	40,839
Total operating income	11,660	15,953

Interest expense, net	(145)	(1,319)
Other income/(expense), net	(52)	2,053
KCI settlement, net of litigation costs	1,093	(342)
Income before income tax	12,556	16,345
Income tax expense	(4,310)	(5,566)

Net income	$8,246	$10,779

Net income per common share - basic	$0.51	$0.68

Net income per common share - diluted	$0.51	$0.67

Weighted average number of common shares - basic	16,020,250	15,784,245

Weighted average number of common shares - diluted	16,184,755	16,157,395

The accompanying notes form an integral part of these condensed unaudited consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited, U.S. Dollars, in thousands)	2006	2005

Cash flows from operating activities:
Net income	$8,246	$10,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,522	3,368
Deferred royalty income	--	(2,443)
Provision for doubtful accounts	1,921	1,167
Amortization of debt costs	254	222
Share-based compensation	2,127	147
Deferred taxes	(951)	(110)
Other	(264)	370
Change in operating assets and liabilities:
Restricted cash	13,762	3,362
Accounts receivable	(3,680)	(5,977)
Inventories	(2,103)	30
Prepaid expenses and other	(202)	(1,557)
Accounts payable	(667)	(95)
Current liabilities	(20,194)	244
Net cash provided by operating activities	1,771	9,507

Cash flows from investing activities:
Investment in subsidiaries and affiliates	(1,108)	--
Capital expenditures	(1,618)	(2,624)
Net cash used in investing activities	(2,726)	(2,624)

Cash flows from financing activities:
Net proceeds from issuance of common stock	637	1,500
Tax benefit on non-qualified stock options	53	--
Net repayment of loans and borrowings	(15,092)	(8,020)
Net cash used in financing activities	(14,402)	(6,520)
Effect of exchange rate changes on cash	176	(286)
(Decrease) increase in cash and cash equivalents	(15,181)	77
Cash and cash equivalents at the beginning of the year	63,786	25,944
Cash and cash equivalents at the end of the period	$48,605	$26,021

The accompanying notes form an integral part of these condensed unaudited consolidated financial statements.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BUSINESS

Orthofix International N.V. (the “Company”) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic products market.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 3 :	NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments, which is an amendment to SFAS No. 133 and SFAS No. 140. SFAS No. 155 allows financial instruments which have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument as a whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of this statement will have a material impact on the financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively such that all prior period financial statements are presented in accordance with the new accounting principle, unless impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the financial statements.

In December 2004, the Financial FASB issued SFAS No. 123 (R), “Share-Based Payment”, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 (R) also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. The revision required companies to recognize compensation costs in the income statement based on the fair value of the equity or liability instruments issued and to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow as reported in the accompanying consolidated statements of cash flows. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123 (R) effective January 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the income statement beginning with the effective date, based on the requirements of SFAS No. 123 (R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS No.123 (R). The adoption of SFAS No.123 (R)’s fair value method had a significant impact on the Company’s results of operations, although it had no impact on the overall financial position. See Note 14 “Stock-Based Compensation”.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards.  SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.  It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have a material impact on the financial statements.

NOTE 4:	STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employee,” and related Interpretations, as permitted by FASB Statement (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock-based employee compensation expense was recognized relating to options granted at exercise prices lower than the fair market value of the underlying stock on the date of the grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment”, using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period net of estimated forfeitures. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006 and the accelerated vesting of stock options associated with transition of senior management in the first quarter of 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, are $2.0 million and $1.4 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have each been $0.60 and $0.59, respectively, if the Company had not adopted SFAS 123(R) or accelerated the vesting of stock options associated with senior management transition, compared to basic and diluted earnings per share of $0.51 each. As of March 31, 2006, the compensation expense relating to options already granted and expected to be recognized is $9.7 million. This expense is expected to be recognized over a weighted average period of 1.76 years.

The following table shows the detail of stock-based compensation by line item in the Condensed Consolidated Statement of Income for the three months ended March 31, 2006:

(In thousands)	Three Months Ended March 31, 2006

Cost of sales	$31

Sales and marketing	210

General and administrative (1)	1,628

Research and development	112

Total	$1,981
_____________________________________________________________________
(1)	Amount includes $656 of stock-based compensation from accelerated vesting of options associated with transition of senior management in the first quarter of 2006.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS 123(R).

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock-based awards granted for all periods presented.

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005

Net income	$8,246	$10,779
As reported
Add: Stock-based employee compensation expense included in reported net income, net of related tax	1,413	87
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of tax	(1,413)	(621)

Pro forma	$8,246	$10,245

Net income per common share - basic
As reported	$0.51	$0.68
Pro forma	$0.51	$0.65

Net income per common share - diluted
As reported	$0.51	$0.67
Pro forma	$0.51	$0.63

NOTE 5:	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2006 presentation. The reclassifications have no effect on previously reported net income or shareholders’ equity.

NOTE 6:	INVENTORY

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess or obsolete items. Cost is determined on a weighted-average basis, which approximates the FIFO method. The valuation of work-in-process, finished goods, field inventory and consignment inventory includes the cost of materials, labor and production. Field inventory represents immediately saleable finished goods inventory that is in the possession of the Company’s direct sales representatives.

Inventories were as follows:

(In thousands)	March 31, 2006	December 31, 2005

Raw materials	$7,052	$7,242
Work-in-process	3,692	3,344
Finished goods	14,786	11,538
Field inventory (as described above)	5,906	7,404
Consignment inventory	7,891	6,659
	39,327	36,187
Less reserve for obsolescence	(3,948)	(3,334)
	$35,379	$32,853

NOTE 7:	ACQUISITIONS

In February 2006, the Company purchased 52% of International Medical Supplies Distribution GmbH (“IMES”), a German distributor of Breg products, for approximately $1.1 million in cash. The preliminary purchase price allocation included approximately $1.1 million of goodwill. The operations of the acquired distributor are included in the Company’s statement of operations from the date of acquisition. The results of operations would not be materially different if the acquisition had been consolidated as of January 1, 2006. Management anticipates completing the purchase price allocation in 2006.

NOTE 8:	GOODWILL

The change in the net carrying value of goodwill for the period ended March 31, 2006 is as follows:

(In thousands)

	Americas Orthofix	Americas Breg	International Orthofix	Total

At December 31, 2005	$32,916	$101,322	$40,500	$174,738

Acquisition	-	-	1,108	1,108

Foreign Currency	(34)	-	530	496

At March 31, 2006	$32,882	$101,322	$42,138	$176,342

NOTE 9:	LONG TERM DEBT

(In thousands)	March 31, 2006	December 31, 2005

Long-term obligations	$-	$14,750

Other loans	139	458

	139	15,208

Less current portion	(111)	(15,187)

	$28	$21

As of March 31, 2006, the Company had completely repaid and terminated its senior secured bank facility that related to the long-term obligations that were outstanding at December 31, 2005. In conjunction with obtaining this senior secured bank facility and the amendment thereto, the Company incurred debt issuance costs of $3.6 million, all of which have been amortized as of March 31, 2006.

NOTE 10:	COMMON SHARES

For the three months ended March 31, 2006, the Company issued 19,569 shares of common stock upon the exercise of outstanding stock options for proceeds of $0.6 million.

NOTE 11:	COMPREHENSIVE INCOME

Accumulated other comprehensive income is comprised of foreign currency translation adjustments. The change in other comprehensive income is as follows:

(In thousands)	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$5,062
Foreign currency translation adjustment	1,638
Balance at March 31, 2006	$6,700

(In thousands)	Three Months Ended March 31,
	2006	2005
Net Income	$8,246	$10,779
Unrealized gain on derivative instrument, net of taxes of $75	--	176
Foreign currency translation adjustment	1,638	(3,461)
	$9,884	$7,494

NOTE 12:	BUSINESS SEGMENT INFORMATION

The Company’s segment information is prepared on the same basis that the Company’s management reviews the financial information for operational decision making purposes.

Americas Orthofix
Americas Orthofix operation (“Americas”) consists of operations in the United States existing prior to the acquisition of Breg(as defined below) Mexico, Brazil, and Puerto Rico. Americas, as defined, uses both direct and distributor sales representatives to sell to hospitals, doctors, and other healthcare providers in the Americas market.

International Orthofix
International Orthofix operation (“International”) consists of operations, existing prior to the acquisition of Breg, which are located in the rest of the world as well as independent distributors. International, as defined, uses both direct and distributor sales representatives to sell Orthofix and Breg products to hospitals, doctors, and other healthcare providers.

Americas Breg
Americas Breg operation (“Breg”) consists of Breg, Inc. Breg, based in Vista, California, designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international distributors, sales representatives and affiliates.

Group Activities
Group Activities are comprised of the Parent’s operating expenses and identifiable assets.

For the three month period ended March 31:

	External Sales		Intersegment Sales
(In thousands)	2006	2005	2006	2005

Americas Orthofix	$39,294	$33,764	$707	$470

Americas Breg	18,561	17,994	297	174

International Orthofix	23,261	25,930	16,187	14,771

Total	$81,116	$77,688	$17,191	$15,415

For the three month periods ended March 31:

	Operating Income (Expense)

(In thousands)	2006	2005

Americas Orthofix	$8,479	$7,597

Americas Breg	1,458	2,894

International Orthofix	4,642	7,102

Group Activities	(2,228)	(1,340)

Eliminations	(691)	(300)

Total	$11,660	$15,953

	Sales by Market Sector for the three month period ended March 31, 2006

(In thousands)	Americas Orthofix	Americas Breg	International Orthofix	Total
Orthopedic
Spine	$27,838	$-	$28	$27,866
Reconstruction	2,571	18,561	11,139	32,271
Trauma	8,121	-	7,077	15,198
Total Orthopedic	38,530	18,561	18,244	75,335

Non-Orthopedic	764	-	5,017	5,781

Total	$39,294	$18,561	$23,261	$81,116

	Sales by Market Sector for the three month period ended March 31, 2005

(In thousands)	Americas Orthofix	Americas Breg	International Orthofix	Total
Orthopedic
Spine	$23,067	$-	$109	$23,176
Reconstruction	2,136	17,994	12,501	32,631
Trauma	8,194	-	7,817	16,011
Total Orthopedic	33,397	17,994	20,427	71,818

Non-Orthopedic	367	-	5,503	5,870

Total	$33,764	$17,994	$25,930	$77,688

NOTE 13:	INCOME TAXES

The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to non-deductible foreign losses, the generation of unutilizable net operating losses in various jurisdictions, the Company’s tax holiday benefit in the Seychelles, tax planning associated with the acquisition of Breg and the Section 199 deduction related to income attributable to production activities occurring in the United States.

NOTE 14:	EARNINGS PER SHARE

For the three month periods ended March 31, 2006 and 2005, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the share numbers (the denominators) in computing earnings per share in accordance with SFAS No. 128, ‘Earnings Per Share’:

	Three Months Ended March 31,
	2006	2005

Weighted average common shares - basic	16,020,250	15,784,245
Effect of diluted securities:
Effect of SFAS No. 123 (R)	(181,856)	--
Stock options outstanding	346,361	373,150
Weighted average common shares - diluted	16,184,755	16,157,395

The Company did not include 589,668 and 249,000 options in the diluted shares outstanding calculation for the three month period ended March 31, 2006 and 2005, respectively, because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of our common stock during the period.

NOTE 15:	DERIVATIVE INSTRUMENT

In the first quarter of 2006, the Company utilized foreign currency forward contracts to manage its foreign currency exposure related to a portion of the Company’s accounts receivable that are denominated in Euros. The strategy of the foreign currency contracts was to neutralize the foreign currency impact on earnings when converting 5.0 million Euros of accounts receivable into U.S. dollars. The conversion of the underlying exposure and the forward contracts offset and had no net impact on earnings in the first quarter of 2006. All foreign currency forward contracts entered into in the first quarter of 2006 have been accounted for as fair value hedges in accordance with SFAS No. 133 and the related gains were recorded in other income and the related tax amounts in taxation. The Company paid cash of $142,500 to settle a forward contract in 2006. On March 31, 2006, the Company entered into a new forward currency contract to sell 5.0 million Euro at an all-in rate of 1.2165 which was outstanding at March 31, 2006.

NOTE 16:	CONTINGENCIES

Litigation

The Company, in the normal course of its business, is involved in various lawsuits from time to time and may be subject to certain other contingencies.

In management’s opinion, based upon information available to date, the Company is not currently involved in any legal proceeding, individually or in the aggregate, that will have a material effect on the financial position, liquidity or operating results of the Company.

Concentrations of credit risk

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three months ended March 31, 2006 compared to our results of operations for the three months ended March 31, 2005. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

General

We are a diversified orthopedic products company offering a broad line of minimally invasive surgical, as well as non-surgical, products for the Spine, Reconstruction and Trauma market sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are non-invasive stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include a device for enhancing venous circulation, cold therapy, other pain management products, bone cement used to fix artificial implants and airway management products used in anesthesia applications.

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

Our reporting currency is the United States dollar. All balance sheet accounts, except shareholders’ equity, are translated at the period end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency transactions are included in other income (expense). Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) component of the shareholders’ equity.

Our financial condition, results of operations and cash flows are not significantly impacted by seasonal trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. We also use derivative instruments from time to time to hedge foreign currency fluctuation exposures. See Item 3 - “Quantitative and Qualitative Disclosures About Market Risk.”

We manage our operations as three business segments: Americas Orthofix, Americas Breg and International Orthofix. Americas Orthofix consists of the operations in the United States excluding the operations of Breg, as well as operations in Mexico, Brazil, and Puerto Rico. Americas Breg consists of Breg’s domestic and independent international distributor operations. International Orthofix consists of operations which are located in the rest of the world as well as independent export distribution operations. Group Activities are comprised of the Parent’s operating expenses and identifiable assets.

Segment and Market Sector Revenues

Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Orthopedic products are sold into three market sectors, Spine, Reconstruction, and Trauma, which together accounted for 93% and 92% of our total net sales in the three months ended March 31, 2006 and 2005, respectively. Sales of non-orthopedic products, including the Laryngeal Mask product, woman’s care and other products, accounted for 7% and 8% of our total net sales in the three months ended March 31, 2006 and 2005, respectively.

The following tables display the net sales by business segment and net sales by market sectors for the three months ended March 31, 2006 and 2005. We provide net sales by market sector for information purposes only. We keep our books and records and account for net sales, cost of sales and expenses by business segment.

Business Segment:

	Three Months Ended March 31,
(In thousands)	2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Americas Orthofix	$39,294	48%	$33,764	44%

Americas Breg	18,561	23%	17,994	23%

International Orthofix	23,261	29%	25,930	33%

Total	$81,116	100%	$77,688	100%

Market Sector:

	Three Months Ended March 31,
(In thousands)	2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Orthopedic
Spine	$27,866	34%	$23,176	30%
Reconstruction	32,271	40%	32,631	42%
Trauma	15,198	19%	16,011	20%
Total Orthopedic	75,335	93%	71,818	92%

Non-Orthopedic	5,781	7%	5,870	8%

Total	$81,116	100%	$77,688	100%

The following table presents certain items from our statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(%)	(%)

Net sales	100	100
Cost of sales	26	27
Gross profit	74	73
Operating expenses
Sales and marketing	38	35
General and administrative	16	11
Research and development	4	4
Amortization of intangible assets	2	2
Total operating income	14	21
Net income	10	14

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales by Business Segment:

Net sales increased 4% to $81.1 million for the first three months (the first quarter) of 2006 compared to $77.7 million for the first three months of 2005. The impact of foreign currency decreased sales by $1.5 million, or 1.9%, during the first quarter of 2006 as compared to the first quarter of 2005.

Net sales in Americas Orthofix (the “Americas”), primarily in the United States, increased to $39.3 million in the first quarter of 2006 compared to $33.8 million in the first quarter of 2005, an increase of 16%. The Americas represented 48% of total net sales during the first quarter of 2006 and 44% of total net sales for the first quarter of 2005. The increase in sales was primarily the result of a 21% increase in sales in the Spine market sector which was attributable to increased demand for our Spinal-Stim® and Cervical-Stim® products. Increases in the Spine market sector and the Reconstruction market sector from growth in sales of newer internal reconstruction products such as the eight-Plate and ISKD were slightly offset by a 1% decrease in the Trauma market sector.

Americas Orthofix Sales by Market Sector:

	Net Sales for the Three Months Ended March 31,
(In thousands)	2006	2005	Growth
Orthopedic
Spine	$27,838	$23,067	21%
Reconstruction	2,571	2,136	20%
Trauma	8,121	8,194	(1)%
Total Orthopedic	38,530	33,397	15%

Non-Orthopedic	764	367	108%
Americas Orthofix	$39,294	$33,764	16%

Net sales in Americas Breg (“Breg”), increased $0.6 million to $18.6 million for the first quarter of 2006 compared to $18.0 million for the first quarter 2005, an increase of 3%. The increase in sales was primarily due to the sale of Breg bracing products which increased 9% from the first quarter of 2005. Our new Fusion™ XT knee brace, which experienced positive market response upon its limited and now expanding introduction, contributed to this increase. This increase was partially offset by an 11% decrease in sales for pain therapy products resulting in part from delayed introduction of new pain therapy products. In early second quarter 2006, Breg released its new pain therapy product, the e-PainCare™ system. All of Breg’s sales are recorded in our Reconstruction market sector. Breg net sales represented 23% of our total net sales in both the first quarter of 2006 and the first quarter of 2005.

Net sales in International Orthofix (“International”) decreased 10% to $23.3 million in the first quarter of 2006 compared to $25.9 million in first quarter of 2005. International net sales represented 29% and 33% of our total net sales in the first quarter of 2006 and the first quarter of 2005, respectively. The impact of foreign currency decreased International sales by 7%, or $1.8 million, during the first quarter of 2006 as compared to the first quarter of 2005. International sales in the first quarter of 2006 were also negatively impacted by a 15% decrease in constant currency sales of the A-V Impulse product. International sales were also negatively impacted in the Reconstruction and Trauma market sectors by a continued shift towards internal fixation from external fixation products. In recognizing this market preference, we have added new internal fixation products to our product offering. Sales of Non-Orthopedic products, principally the Laryngeal Mask sold in the United Kingdom and Italy, were down 9% when compared to the same period of the prior year.

International Orthofix Sales by Market Sector:

	Net Sales for the Three Months Ended March 31,
(In thousands)	2006	2005	Growth
Orthopedic
Spine	$28	$109	(74)%
Reconstruction	11,139	12,501	(11)%
Trauma	7,077	7,817	(9)%
Total Orthopedic	18,245	20,427	(11)%

Non-Orthopedic	5,017	5,503	(9)%
International Orthofix	$23,261	$25,930	(10)%

Sales by Market Sector:

Net sales of spine products increased 20% to $27.9 million in the first quarter of 2006 compared to $23.2 million in the first quarter of 2005. As discussed above, the increase is primarily due to sales of our Spinal-Stim and Cervical-Stim products attributable to increased demand in the United States.

Sales of our reconstruction products decreased 1% to $32.3 million in the first quarter of 2006 compared to $32.6 million in the first quarter of 2005. This decrease is primarily attributable to decreased sales of our A-V Impulse products as discussed above and decreased sales in other reconstruction due to the discontinuation of certain distributed products in the International market. This negative growth was partially offset by sales of the Breg products which increased 5% worldwide.

Sales of our trauma products decreased 5% to $15.2 million in the first quarter of 2006, compared to $16.0 million in the first quarter of 2005. This market sector was negatively impacted from a 7% decline in sales of fixation products which was primarily due to fluctuations of foreign currency.

Sales of our non-orthopedic products decreased 2% to $5.8 million in the first quarter of 2006 compared to $5.9 million in the first quarter of 2005. The decrease was primarily due to a decrease in sales of airway management products.

Gross Profit - Our gross profit increased 5% to $59.7 million in the first quarter of 2006, from $56.8 million in the first quarter of 2005. The increase was primarily due to the increase of 4% in net sales. Gross profit as a percent of net sales in the first quarter 2006 was 73.5% compared to 73.1% in the first quarter of 2005, which was a result of a favorable product mix, resulting from sales of higher margin stimulation products. Share-based compensation costs related to the adoption of SFAS No. 123(R) in the first quarter of 2006 was $31,000 for which there was no comparable cost in the prior year.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $3.3 million to $30.8 million in the first quarter of 2006 compared to $27.5 million in the first quarter of 2005, an increase of 12% on a net sales increase of 4% over the same period. Sales and marketing expense as a percent of net sales increased to 38.0% in the first quarter of 2006 from 35.3% in the first quarter of 2005. The increase in sales and marketing expense is primarily due to higher commissions on higher sales, higher marketing service costs related to our Danek relationship, an increase in on-going market development expenses, and share-based compensations costs related to the adoption of SFAS No. 123(R). Share-based compensation costs related to the adoption of SFAS No. 123(R) in the first quarter of 2006 was $0.2 million for which there was no comparable cost in the prior year. The increase in the rate of sales and marketing expenses as a percent of sales included all of these same factors plus the impact from a generally fixed sales compensation structure on lower sales in International.

General and Administrative Expense - General and administrative expense increased $3.9 million in the first quarter of 2006 to $12.5 million compared to $8.6 million in the first quarter of 2005. This increase is primarily attributable to management transition costs of $1.7 million, which included $0.7 million of non-cash share-based compensation, and additional share-based compensations costs related to the adoption of SFAS No. 123(R) of $1.0 million of which there was no comparable cost in the prior year.

Research and Development Expense - Research and development expense decreased $0.2 million in the first quarter of 2006 to $2.9 million compared to $3.1 million in the first quarter of 2005 and remained constant as a percent of net sales at 4% in 2006 and in 2005. Share-based compensation costs related to the adoption of SFAS No. 123(R) in the first quarter of 2006 was $0.1 million for which there was no comparable cost in the prior year.

Amortization of Intangible Assets - Amortization of intangible assets was $1.8 million in the first quarter of 2006 compared to $1.6 million for the first quarter of 2005.

Interest Expense, net - Interest expense was $0.1 million in the first quarter of 2006 compared to $1.3 million in the first quarter of 2005. The reduction in interest expense in the first quarter of 2006 when compared to the same period of 2005 is a result of prepayments of our senior secured term loan.

Other Income (Expense), net - Other income (expense), net was expense of $0.1 million in the first quarter of 2006 compared to income of $2.1 million in the first quarter of 2005 which was primarily attributable to $2.4 million of deferred royalty income resulting from the conclusion of the BoneSource agreement with Stryker.

KCI Settlement, Net of Related Costs - In the first quarter 2006, we entered into final agreements with certain former owners of Novamedix, which established the portion of the proceeds we were required to disburse in connection with the KCI settlement. In first quarter 2006, we recorded a gain of $1.1 million which was the difference between what we had reserved to disburse at December 31, 2005 and the amount of the final settlement obligations. This gain compares to $0.3 million of expense in the first quarter of 2005 which relates to costs associated with the KCI litigation.

Income Tax Expense - Our estimated worldwide effective tax rate was 34% during the first quarter of 2006 and 2005.

Net Income - Net income for the first quarter of 2006 was $8.2 million, or $0.51 per basic share and $0.51 per diluted share, compared to $10.8 million, or $0.68 per basic share and $0.67 per diluted share, for the first quarter of 2005, a decrease in net income of 23%. The weighted average number of basic common shares outstanding was 16,020,250 and 15,784,245 during the first quarter of 2006 and 2005, respectively. The weighted average number of diluted common shares outstanding was 16,184,755 and 16,157,395 during the first quarter of 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash was $48.6 million at March 31, 2006. This compares to $77.5 million at December 31, 2005, of which $13.8 million was subject to certain restrictions under the senior secured credit agreement and of which $26.2 million was provided for in an accrual to be paid as part of the KCI settlement. As of March 31, 2006, the senior secured credit facility had been repaid and cancelled; therefore no cash on hand is subject to restrictions.

Net cash provided by operating activities was $1.8 million for the first three months of 2006 compared to $9.5 million for the first three months of 2005. Net cash provided by operating activities is comprised of net income, non-cash items (including share-based compensation) and changes in working capital. Net income decreased approximately $2.5 million to $8.2 million in the first three months of 2006 from $10.8 million in the first three months of 2005. Non-cash items increased $3.9 million in the first three months of 2006 compared to the first three months of 2005, primarily as a result of the share-based compensation which increased non-cash items in the first quarter of 2006 and a non-cash settlement with Stryker relating to the termination of the BoneSource agreement which reduced non cash items in the first quarter of 2005. Working capital accounts consumed $13.1 million of cash in the first three months of 2006 compared to $4.0 million in cash during the first three months of 2005. The principal use of cash for working capital in the first three months of 2006 was the decrease in other current liabilities relating to the disbursement of KCI settlement proceeds of $22.9 million. These uses of cash were partially offset by a decrease in restricted cash due to the repayment of the senior secured term loan which removed restrictions on cash. Overall performance indicators of our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 93 days at March 31, 2006 compared to 92 days at March 31, 2005 and inventory turnover of 2.4 times at March 31, 2006 compared to 2.6 times at March 31, 2005.

Net cash used in investing activities was $2.7 million during the first three months of 2006, compared to $2.6 million during the first three months of 2005. During the first three months of 2006, we invested $1.6 million in capital expenditures and we paid $1.1 million to purchase of 52% of International Medical Supplies Distribution GmbH (“IMES”), a distributor of Breg products in Germany. During the first three months of 2005, we invested $2.6 million in capital expenditures.

Net cash used in financing activities was $14.4 million in the first three months of 2006 compared to $6.5 million for the first three months in 2005. In the first three months of 2006, we repaid the remaining $14.8 million of the principal of the senior secured term loan, which was obtained to help finance the Breg acquisition. In the first three months of 2006, we received proceeds of $0.6 million from the issuance of 19,569 shares of our common stock upon the exercise of stock options. In the first three months of 2005, we repaid approximately $8.0 million of the principal of the senior secured term loan and we received proceeds of $1.5 million from the issuance of 84,780 shares of our common stock upon the exercise of stock options and warrants.

At March 31, 2006, we had available lines of credit of approximately 6.8 million Euro ($8.3 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

We continue to search for viable acquisition candidates that would expand our global presence as well as additional products appropriate for current distribution channels. An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

We believe that current cash balances together with projected cash flows from operating activities, the available Italian line of credit, the exercise of stock options, and our remaining available debt capacity are sufficient to cover anticipated operating capital needs and research and development costs over the near term.

Contractual Obligations

The following chart sets forth changes to our contractual obligations that have occurred since December 31, 2005:

Contractual Obligations	Payments Due By Period
(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Senior secured term loan:

As of December 31, 2005	$14,750	$14,750	$-	$-	$-

As of March 31, 2006	$-	$-	$-	$-	$-

Other than described above there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2005 with the exception of the termination of the senior secured term loan which was subject to fluctuation in interest rates.

Item 4. Controls and Procedures

As of March 31, 2006, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continued our effort to standardize our worldwide accounting systems and move to one global chart of accounts, by converting a number of our subsidiaries, most notably Orthofix, Inc., to the global Oracle database system and chart of accounts in April 2006. The conversion brings both Breg, Inc and Orthofix, Inc., our two largest subsidiaries, onto the same Oracle database.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the information provided in Part I, “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There have been no material changes to our risk factors from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

In order to compete, we must attract, retain and motivate key employees, and our failure to do so could have an adverse effect on our results of operations.

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, engineers, technical staff and sales representatives are critical to our business, and competition for experienced employees in the medical device industry can be intense. To attract, retain and motivate qualified employees, we utilize stock-based incentive awards such as employee stock options. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our results of operations and/or require us to increase the amount we expend on cash and other forms of compensation. In addition, our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” during our first quarter of 2006 will result in significant additional compensation expense compared to prior periods.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report filed on Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of 2006, the calculation of share-based compensation expense under SFAS No. 123(R) will require us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; sales and marketing expenses; general and administrative expenses; and our tax rate.

We may be subject to extensive government regulation that increases our costs and could limit our ability to market or sell our products.

The medical devices we manufacture and market are subject to rigorous regulation by the Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities. These authorities regulate the development, approval, classification, testing, manufacture, labeling, marketing and sale of medical devices. For a description of these regulations, see Item 1 - “Business - Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

The approval by governmental authorities, including the FDA in the United States, is generally required before any medical devices may be marketed in the United States or other countries. We cannot predict whether in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition or results of operations. The process of obtaining FDA and other regulatory approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of an approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices. Our subsidiary, Orthofix, Inc. is currently involved in a proceeding before the FDA addressing whether the FDA classification of our Physio-Stim and Spinal-Stim bone growth stimulation products should be reclassified from FDA Class III to FDA Class II. We are actively participating in this proceeding and maintain that the current FDA Class III classification is correct. A meeting has been scheduled for June 2, 2006 before the FDA’s Orthopedic and Rehabilitation Devices panel for the purpose of gathering information to allow the panel to recommend to the FDA whether reclassification is appropriate. We do not know when or whether the FDA will reach a determination on this classification issue or whether any such determination would adversely impact our ability to market or sell these products.

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

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).
3.2	Articles of Association of the Company as Amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.1	Orthofix Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.2	Orthofix International N.V. Staff Share Option Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).
10.3
Form of Performance Accelerated Stock Option under the Staff Share Option Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.4
Form of Performance Accelerated Stock Option Inducement Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated here in by reference).

10.5
Orthofix International N.V. 2004 Long Term Incentive Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.6
Form of Nonqualified Stock Option Agreement Under the Orthofix International N.V. 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s current report on Form 8-K filed April 17, 2006 and incorporated herein by reference)

10.7
Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Orthofix International N.V. 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.8
Employment Agreement, dated as of April 15, 2005, between Orthofix International N.V. and Charles W. Federico (filed as an exhibit to the Company’s current report on Form 8-K filed April 18, 2005 and incorporated herein by reference).

10.9
Employment Agreement, dated as of March 1, 2003, between the Company and Thomas Hein (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.10
Employment Agreement, dated as of November 20, 2003, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.11
Change of Control Agreement, dated as of February 18, 2005, between Orthofix Inc. and Raymond C. Kolls (filed as an exhibit to the Company’s current report on Form 8-K filed February 22, 2005 and incorporated herein by reference).

10.12
Change of Control Agreement, dated as of September 1, 2005, between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s current report on Form 8-K filed September 8, 2005 and incorporated herein by reference).

10.13
Full Recourse Promissory Note between Orthofix International N.V. and Charles W. Federico dated January 10, 2002 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.14
Full Recourse Promissory Note between Orthofix International N.V. and Gary D. Henley dated January 10, 2002 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.15
Acquisition Agreement dated as of November 20, 2003, among Orthofix International N.V., Trevor Acquisition, Inc., Breg, Inc. and Bradley R. Mason, as shareholders’ representative (filed as an exhibit to the Company’s current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

10.16
Voting and Subscription Agreement dated as of November 20, 2003, among Orthofix International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company’s current report on Form 8-K filed January 8, 2004 and incorporated herein by reference).

10.17
Employee Agreement, as amended, dated December 29, 2005 between Orthofix International N.V. and Charles W. Federico (filed as an exhibit to the Company’s current report on Form 8-K filed December 30, 2005 and incorporated herein by reference).

10.18	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
10.19
Settlement Agreement, dated February 23, 2006, between Intavent Orthofix Limited, a wholly-owned subsidiary of Orthofix International N.V. and Galvin Mould (filed as an exhibit to the Company’s current report on Form 8-K filed on April 17, 2006 and incorporated herein by reference).

14.1	Code of Ethics of the Company (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
21.1	Subsidiaries of the Company (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Date: May 8, 2006	By:	/s/ Alan W. Milinazzo
Name :Alan W. Milinazzo
Title: Chief Executive Officer and President

Date: May 8, 2006	By:	/s/ Thomas Hein
Name: Thomas Hein
Title: Chief Financial Officer