Form 10-Q
period 2006-06-30
ORTHOFIX INTERNATIONAL N V
filed 2006-08-03
CIK 884624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 2, 2006, 16,076,182 shares of common stock were issued and outstanding.

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

PART I	FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share data and per share date)	June 30,	December 31,
	2006	2005
Assets	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$49,961	$63,786
Restricted cash	--	13,762
Trade accounts receivable, net	90,228	80,745
Inventories	39,259	32,853
Deferred income taxes	4,511	4,511
Prepaid expenses and other current assets	14,101	11,618
Total current assets	198,060	207,275
Securities and other investments	4,082	4,082
Property, plant and equipment, net	19,914	18,987
Patents and other intangible assets, net	62,623	65,585
Goodwill, net	178,461	174,738
Deferred taxes and other long-term assets	9,223	3,194
Total assets	$472,363	$473,861
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$3,794	$79
Current portion of long-term debt	11	15,187
Trade accounts payable	12,145	11,602
Other current liabilities	29,196	51,208
Total current liabilities	45,146	78,076
Long-term debt	37	21
Deferred income taxes	24,698	25,652
Other long-term liabilities	1,356	1,227
Total liabilities	71,237	104,976

Contingencies (Note 16)
Shareholders’ equity:
Common shares (16,036,973 and 16,009,249 shares issued at June 30, 2006 and December 31, 2005, respectively)	1,604	1,602
Additional paid-in capital	111,567	106,746
Retained earnings	276,449	255,475
Accumulated other comprehensive income	11,506	5,062
Total shareholders’ equity	401,126	368,885
Total liabilities and shareholders’ equity	$472,363	$473,861

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
(Unaudited, U.S. Dollars, in thousands except share and per share data)	2006	2005	2006	2005

Net sales	$84,735	$79,540	$165,851	$157,228
Cost of sales	21,199	20,775	42,658	41,671
Gross profit	63,536	58,765	123,193	115,557
Operating expenses
Sales and marketing	31,920	28,763	62,708	56,225
General and administrative	12,115	8,652	24,589	17,276
Research and development	2,721	2,956	5,685	6,083
Amortization of intangible assets	1,709	1,661	3,479	3,289
	48,465	42,032	96,461	82,873
Operating income	15,071	16,733	26,732	32,684

Interest income (expense), net	255	(1,251)	110	(2,561)
Other income (expense), net	344	(608)	291	1,435
KCI settlement, net	-	(163)	1,093	(505)
Income before income tax	15,670	14,711	28,226	31,053
Income tax expense	(2,942)	(5,306)	(7,252)	(10,869)

Net income	$12,728	$9,405	$20,974	$20,184

Net income per common share - basic	$0.79	$0.59	$1.31	$1.28

Net income per common share - diluted	$0.79	$0.58	$1.30	$1.24

Weighted average number of common shares - basic	16,037,927	15,872,638	16,029,137	15,828,686

Weighted average number of common shares - diluted	16,166,241	16,294,098	16,173,679	16,228,849

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited, U.S. Dollars, in thousands)	2006	2005

Cash flows from operating activities:
Net income	$20,974	$20,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,307	7,215
Deferred royalty income	--	(2,443)
Provision for doubtful accounts	3,349	2,104
Tax benefit on non-qualified stock options	--	1,162
Deferred taxes	(7,681)	(561)
Share based compensation	3,903	294
Other	305	(189)
Change in operating assets and liabilities:
Restricted cash	13,762	4,731
Accounts receivable	(10,499)	(11,637)
Inventories	(5,082)	(1,501)
Prepaid expenses and other	(2,321)	(2,635)
Accounts payable	4	772
Current liabilities	(22,457)	(4,423)
Net cash provided by operating activities	1,564	13,073

Cash flows from investing activities:
Investments in affiliates and subsidiaries	(1,108)	--
Capital expenditures	(4,539)	(6,101)
Net cash used in investing activities	(5,647)	(6,101)

Cash flows from financing activities:
Net proceeds from issuance of common stock	923	3,964
Tax benefit on non-qualified stock options	66	--
Repayment of loans and borrowings	(15,160)	(16,153)
Proceeds from loans and borrowings	3,709	59
Net cash used in financing activities	(10,462)	(12,130)
Effect of exchange rate changes on cash	720	(641)
Net decrease in cash and cash equivalents	(13,825)	(5,799)
Cash and cash equivalents at the beginning of the year	63,786	25,944
Cash and cash equivalents at the end of the period	$49,961	$20,145

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BUSINESS

Orthofix International N.V. (the “Company”) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic products market.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 3:	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard is effective for interim and fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of this issue on the financial statements, but does not believe the impact of the adoption of this standard will be material.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments, which is an amendment to SFAS No. 133 and SFAS No. 140. SFAS No. 155 allows financial instruments which have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument as a whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of this statement will have a material impact on the financial statements.

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

In December 2004, the Financial FASB issued SFAS No. 123 (R), “Share-Based Payment”, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 (R) also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. The revision required companies to recognize compensation costs in the income statement based on the fair value of the equity or liability instruments issued and to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow as reported in the accompanying consolidated statements of cash flows. SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123 (R) effective January 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the income statement beginning with the effective date, based on the requirements of SFAS No. 123 (R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS No.123 (R). The adoption of SFAS No.123 (R)’s fair value method had a significant impact on the Company’s results of operations, although it had no impact on the overall financial position. See Note 4 “Stock-Based Compensation”.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period net of estimated forfeitures. Results for prior periods have not been restated. During the six months ended June 30, 2006, options were valued at risk-free interest rates between 4.35% and 5.07%, expected volatility of 33.4%, expected term of 4.3 years and a dividend rate of zero.

As a result of adopting SFAS No. 123(R) on January 1, 2006 the Company’s income before income taxes and net income for the three months ended June 30, 2006, are $1.6 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. For the six month period ended June 30, 2006, the Company’s income before income taxes and net income are $3.6 million and $2.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25 or accelerated the vesting of stock options associated with senior management transition. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.07 and $0.06 higher, respectively, if the Company had not adopted SFAS 123(R) or accelerated the vesting of stock options associated with senior management transition. Basic and diluted earnings per share for the six months ended June 30, 2006 would have each been $0.16 and $0.14 higher, respectively, if the Company had not adopted SFAS 123(R) or accelerated the vesting of stock options associated with senior management transition. As of June 30, 2006, the compensation expense relating to options already granted and expected to be recognized is $16.6 million. This expense is expected to be recognized over a weighted average period of 1.69 years.

The following table shows the detail of stock-based compensation by line item in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006:

(In thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Cost of sales	$37	$68

Sales and marketing	200	410

General and administrative (1)	1,320	2,948

Research and development	71	183

Total	$1,628	$3,609

(1)	Amount includes $656 of stock-based compensation from accelerated vesting of options associated with transition of senior management in the first quarter of 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all stock-based awards granted for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income
As reported	$12,728	$9,405	$20,974	$20,184
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,118	87	2,531	174
Less: Total stock-based employee compensation expense determined under fair value method for all awards net of tax	(1,118)	(662)	(2,531)	(1,282)

Pro forma	$12,728	$8,830	$20,974	$19,076

Net income per common share - basic
As reported	$0.79	$0.59	$1.31	$1.28
Pro forma	$0.79	$0.56	$1.31	$1.21

Net income per common share - diluted
As reported	$0.79	$0.58	$1.30	$1.24
Pro forma	$0.79	$0.54	$1.30	$1.18

NOTE 5:	RECLASSIFICATIONS

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

Inventories were as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Raw materials	$7,066	$7,242
Work-in-process	4,773	3,344
Finished goods	20,449	11,538
Field inventory (as described above)	6,234	7,404
Consignment inventory	4,692	6,659
Less reserve for obsolescence	(3,955)	(3,334)
	$39,259	$32,853

NOTE 7:	ACQUISITIONS

In February 2006, the Company purchased 52% of International Medical Supplies Distribution GmbH (“IMES”), a German distributor of Breg products, for approximately $1.1 million in cash. The preliminary purchase price allocation included approximately $1.1 million of goodwill. The operations of the acquired distributor are included in the Company’s statement of operations from the date of acquisition. Management will complete the purchase price allocation in 2006.

NOTE 8:	GOODWILL

The change in the net carrying value of goodwill for the period ended June 30, 2006 is as follows:

(In thousands)	Americas Orthofix	Americas Breg	International Orthofix	Total
At December 31, 2005	$32,916	$101,322	$40,500	$174,738
Acquisition	-	-	1,108	1,108
Foreign Currency	(57)	-	2,672	2,615
At June 30, 2006	$32,859	$101,322	$44,280	$178,461

NOTE 9:	LONG TERM DEBT

(In thousands)	June 30, 2006	December 31, 2005

Long-term obligations	$-	$14,750
Other loans	48	458
	48	15,208
Less current portion	(11)	(15,187)
	$37	$21

As of June 30, 2006, the Company had completely repaid and terminated its senior secured bank facility that related to the long-term obligations that were outstanding at December 31, 2005.

NOTE 10:	COMMON SHARES

For the six months ended June 30, 2006, the Company issued 27,724 shares of common stock upon the exercise of outstanding stock options for proceeds of $0.9 million.

NOTE 11:	COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge. The components of and changes in other comprehensive income (loss) are as follows:

(In thousands)	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2005	$5,062
Foreign currency translation adjustment	6,444
Balance at June 30, 2006	$11,506

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$12,728	$9,405	$20,974	$20,184

Other comprehensive income:
Unrealized (loss) gain on derivative instrument	--	(91)	--	85
Foreign currency translation adjustment	4,803	(4,546)	6,441	(8,006)
Total comprehensive income	$17,531	$4,768	$27,415	$12,263

NOTE 12:	BUSINESS SEGMENT INFORMATION

The Company’s segment information is prepared on the same basis that the Company’s management reviews the financial information for operational decision making purposes.

Americas Orthofix
Americas Orthofix operation (“Americas”) consists of operations in the United States excluding Breg (as defined below) Mexico, Brazil, and Puerto Rico. Americas, as defined, uses both direct and distributor sales representatives to sell to hospitals, doctors, and other healthcare providers in the Americas market.

International Orthofix
International Orthofix operation (“International”) consists of operations which are located in the rest of the world as well as independent distributors. International, as defined, uses both direct and distributor sales representatives to sell Orthofix and Breg products to hospitals, doctors, and other healthcare providers.

Americas Breg
Americas Breg operation (“Breg”) consists of Breg, Inc. Breg, based in Vista, California, designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international distributors, sales representatives and affiliates.

Group Activities
Group Activities are comprised of the Parent’s operating expenses and identifiable assets.

For the three month period ended June 30:

	External Sales		Intersegment Sales
(In thousands)	2006	2005	2006	2005
Americas Orthofix	$41,466	$35,878	$951	$534
Americas Breg	18,673	17,391	324	89
International Orthofix	24,596	26,271	17,960	14,132
Total	$84,735	$79,540	$19,235	$14,755

For the six month period ended June 30:

	External Sales		Intersegment Sales
(In thousands)	2006	2005	2006	2005
Americas Orthofix	$80,760	$69,642	$1,658	$1,004
Americas Breg	37,234	35,385	621	263
International Orthofix	47,857	52,201	34,146	28,903
Total	$165,851	$157,228	$36,425	$30,170

For the three and six month periods ended June 30:

Operating Income (Expense)	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Americas Orthofix	$9,879	$9,123	$18,358	$16,720
Americas Breg	2,076	2,453	3,534	5,347
International Orthofix	6,104	6,911	10,746	14,013
Group Activities	(2,301)	(1,511)	(4,529)	(2,851)
Eliminations	(687)	(243)	(1,377)	(545)
Total	$15,071	$16,733	$26,732	$32,684

Sales by Market Sector For Information Purposes Only:

	Sales by Market Sector for the three month period ended June 30, 2006
(In thousands)	Americas Orthofix	Americas Breg	International Orthofix	Total
Orthopedic
Spine	$29,621	$-	$12	$29,633
Reconstruction	2,903	18,673	10,906	32,482
Trauma	8,256	-	8,266	16,522
Total Orthopedic	40,780	18,673	19,184	78,637

Non-Orthopedic	686	-	5,412	6,098

Total	$41,466	$18,673	$24,596	$84,735

	Sales by Market Sector for the three month period ended June 30, 2005
(In thousands)	Americas Orthofix	Americas Breg	International Orthofix	Total
Orthopedic
Spine	$25,263	$-	$(40)	$25,223
Reconstruction	2,179	17,391	12,174	31,744
Trauma	8,059	-	8,513	16,572
Total Orthopedic	35,501	17,391	20,647	73,539

Non-Orthopedic	377	-	5,624	6,001

Total	$35,878	$17,391	$26,271	$79,540

	Sales by Market Sector for the six month period ended June 30, 2006
(In thousands)	Americas Orthofix	Americas Breg	International Orthofix	Total
Orthopedic
Spine	$57,459	$-	$40	$57,499
Reconstruction	5,474	37,234	22,045	64,753
Trauma	16,377	-	15,343	31,720
Total Orthopedic	79,310	37,234	37,428	153,972

Non-Orthopedic	1,450	-	10,429	11,879

Total	$80,760	$37,234	$47,857	$165,851

	Sales by Market Sector for the six month period ended June 30, 2005
(In thousands)	Americas Orthofix	Americas Breg	International Orthofix	Total
Orthopedic
Spine	$48,330	$-	$69	$48,399
Reconstruction	4,315	35,385	24,675	64,375
Trauma	16,253	-	16,330	32,583
Total Orthopedic	68,898	35,385	41,074	145,357

Non-Orthopedic	744	-	11,127	11,871

Total	$69,642	$35,385	$52,201	$157,228

NOTE 13:	INCOME TAXES

The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to a non-recurring discreet tax benefit resulting from the Company’s election to adopt a new tax provision in Italy. The election allowed the company to increase, for tax purposes only, the value of our trademarks in Italy by approximately $15 million. The Company incurred a tax liability of $2.7 million from applying a 19% tax rate to the revaluation of the trademark value. The Company will receive a future tax benefit of $5.6 million associated with amortization of that step-up in value which is based on the current Italian tax rates of approximately 37%. The net of the $5.6 million deferred tax asset and the $2.7 million tax liability resulted in a $2.9 million non-recurring discreet tax benefit. Further the effective tax rate has been affected by non-deductible foreign losses, the generation of unutilizable net operating losses in various jurisdictions, tax planning associated with the acquisition of Breg and the Section 199 deduction related to income attributable to production activities occurring in the United States.

NOTE 14:	EARNINGS PER SHARE

For the three and six month periods ended June 30, 2006 and 2005, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the share numbers (the denominators) in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted average common shares - basic	16,037,927	15,872,638	16,029,137	15,828,686
Effect of dilutive securities:
Effect of SFAS No. 123 (R)	(169,126)	--	(177,943)	--
Stock options outstanding	297,440	421,460	322,485	400,163
Weighted average common shares - diluted	16,166,241	16,294,098	16,173,679	16,228,849

The Company did not include 816,000 and 691,000 options in the treasury method for calculating the diluted shares calculation for the three and six month periods ended June 30, 2006 because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of our common stock during the period. For the three and six month periods ended June 30, 2005, the Company did not include 200,000 and 550,000 options in the treasury method for calculating the diluted shares outstanding because their inclusion would have been antidilutive or because their exercise price exceeded the average market price for our common stock during the period.

NOTE 15:	DERIVATIVE INSTRUMENT

The Company utilizes foreign currency forward contracts to manage its foreign currency exposure related to a portion of the Company’s accounts receivable that are denominated in Euros. The strategy of the foreign currency contracts is to neutralize the foreign currency impact on earnings when converting 5.0 million Euros of accounts receivable into U.S. dollars. The conversion of the underlying exposure and the forward contracts offset and had no net impact on earnings in the three and six month periods ended June 30, 2006. All foreign currency forward contracts entered into in the second quarter or six months of 2006 have been accounted for as fair value hedges in accordance with SFAS No. 133 and the related gains were recorded in other income and the related tax amounts in taxation. The Company paid cash of $242,500 and $385,000 to settle forward contracts for the three and six months ended June 30, 2006, respectively. On June 30, 2006, the Company entered into a new forward currency contract to sell 5.0 million Euro at an all-in rate of 1.2695 which was outstanding at June 30, 2006 and will terminate or settle on September 29, 2006.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three and six months ended June 30, 2006 compared to our results of operations for the three and six months ended June 30, 2005. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have administrative and training facilities in the United States, the United Kingdom and Italy and manufacturing facilities in the United States, the United Kingdom, Italy, and Mexico. We directly distribute our products in the United States, the United Kingdom, Ireland, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico, Brazil and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

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

Our reporting currency is the United States dollar. All balance sheet accounts, except shareholders’ equity, are translated at the period end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the period. Gains and losses resulting from foreign currency transactions are included in other income (expense). Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity.

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

We manage our operations as three business segments: Americas Orthofix, Americas Breg and International Orthofix. Americas Orthofix consists of operations in the United States excluding the operations of Breg, as well as operations in Mexico, Brazil and Puerto Rico. Americas Breg consists of Breg’s domestic and independent international distributor operations. International Orthofix consists of operations which are located in the rest of the world as well as independent export distribution operations. Group Activities are comprised of the Parent’s operating expenses and identifiable assets.

Segment and Market Sector Revenues

Our revenues are generally derived from two primary sources: sales of orthopedic and non-orthopedic products. Orthopedic products are sold into three market sectors, Spine, Reconstruction, and Trauma, which together accounted for 93% of our total net sales in the three and six months ended June 30, 2006 and 2005. Sales of non-orthopedic products, including the Laryngeal Mask product, woman’s care and other products, accounted for 7% of our total net sales in the three and six months ended June 30, 2006 and 2005.

The following tables display the net sales by business segment and net sales by market sectors for the three and six months ended June 30, 2006 and 2005. We provide net sales by market sector for information purposes only. We keep our books and records and account for net sales, cost of sales and expenses by business segment.

Business Segment:

	Three Months Ended June 30,
(In thousands)	2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Americas Orthofix	$41,466	49%	$35,878	45%
Americas Breg	18,673	22%	17,391	22%
International Orthofix	24,596	29%	26,271	33%
Total	$84,735	100%	$79,540	100%

	Six Months Ended June 30,
(In thousands)	2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Americas Orthofix	$80,760	49%	$69,642	44%
Americas Breg	37,234	22%	35,385	23%
International Orthofix	47,857	29%	52,201	33%
Total	$165,851	100%	$157,228	100%

Market Sector:

	Three Months Ended June 30,
(In thousands)	2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Orthopedic
Spine	$29,633	35%	$25,223	32%
Reconstruction	32,482	38%	31,744	40%
Trauma	16,522	20%	16,572	21%
Total Orthopedic	78,637	93%	73,539	93%

Non-Orthopedic	6,098	7%	6,001	7%

Total	$84,735	100%	$79,540	100%

	Six Months Ended June 30,
(In thousands)	2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Orthopedic
Spine	$57,499	35%	$48,399	31%
Reconstruction	64,753	39%	64,375	41%
Trauma	31,720	19%	32,583	21%
Total Orthopedic	153,972	93%	145,357	93%

Non-Orthopedic	11,879	7%	11,871	7%

Total	$165,851	100%	$157,228	100%

The following table presents certain items from our statements of income as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(%)	(%)	(%)	(%)

Net sales	100	100	100	100
Cost of sales	25	26	26	27
Gross profit	75	74	74	73
Operating expenses
Sales and marketing	38	36	38	36
General and administrative	14	11	15	11
Research and development	3	4	3	4
Amortization of intangible assets	2	2	2	2
Total operating income	18	21	16	20
Net income	15	12	13	13

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net sales increased 6.5% to $84.7 million for the second quarter of 2006 compared to $79.5 million for the second quarter of 2005. The impact of foreign currency decreased sales by $0.3 million during the second quarter of 2006 as compared to the second quarter of 2005.

Sales by Business Segment:

Net sales in Americas Orthofix (the “Americas”), primarily in the United States, increased to $41.5 million in the second quarter of 2006 compared to $35.9 million in the second quarter of 2005, an increase of 16%. The Americas represented 49% of total net sales during the second quarter of 2006 and 45% of total net sales for the second quarter of 2005. The increase in sales was primarily the result of a 17% increase in sales in the Spine market sector attributable to increased demand for our Spinal-Stim® and Cervical-Stim® products.

Americas Orthofix Sales by Market Sector:

	Net Sales for the Three Months Ended June 30,
(In US$ thousands)	2006	2005	Growth
Orthopedic
Spine	$29,621	$25,263	17%
Reconstruction	2,903	2,179	33%
Trauma	8,256	8,059	2%
Total Orthopedic	40,780	35,501	15%

Non-Orthopedic	686	377	82%
Americas Orthofix	$41,466	$35,878	16%

Net sales in Americas Breg (“Breg”), increased $1.3 million to $18.7 million for the second quarter of 2006 compared to $17.4 million for the second quarter of 2005, an increase of 7%. The increase in sales was primarily due to the sale of Breg bracing products which increased 16% from the second quarter of 2005. Our new Fusion XT™ knee brace, which experienced positive market response upon its introduction, contributed to this increase. This increase was partially offset by a 10% decrease in sales for pain therapy products resulting in part from delayed introduction of new pain therapy products. All of Breg’s sales are recorded in our Reconstruction market sector.

Net sales in International Orthofix (“International”) decreased 6% to $24.6 million in the second quarter of 2005 compared to $26.3 million in second quarter of 2005. International net sales represented 29% and 33% of our total net sales in the second quarter of 2006 and the second quarter of 2005, respectively. International sales in the second quarter of 2006 were negatively impacted by a 23% decrease in constant currency sales of the A-V Impulse product. International sales were also negatively impacted in the Reconstruction and Trauma market sectors by a continued shift towards internal fixation from external fixation products. We have added new internal fixation products to our product offering which resulted in an increase in internal fixation of 53% for the second quarter of 2006 as compared to the second quarter of 2005. Sales of Non-Orthopedic products, principally the Laryngeal Mask sold in the United Kingdom and Italy, were down 6% when compared to the same period of the prior year.

 International Orthofix Sales by Market Sector:

	Net Sales for the Three Months Ended June 30,
(In US$ thousands)	2006	2005	Growth
Orthopedic
Spine	$12	$(40)	--
Reconstruction	10,906	12,174	(10)%
Trauma	8,266	8,513	(3)%
Total Orthopedic	19,184	20,647	(7)%

Non-Orthopedic	5,412	5,624	(4)%
International Orthofix	$24,596	$26,271	(6)%

Sales by Market Sector:

Net sales of spine products increased 17% to $29.6 million in the second quarter of 2006 compared to $25.2 million in the second quarter of 2005. As discussed above, the increase is primarily due to sales of our Spinal-Stim and Cervical-Stim products attributable to increased demand in the United States. The Cervical-Stim continues to be the only FDA-approved device for the enhancement of fusion in the cervical spine.

Sales of our reconstruction products increased 2% to $32.5 million in the second quarter of 2006 compared to $31.7 million in the second quarter of 2005. The increase of $0.8 million in this market sector was attributable to sales of the Breg products which increased 10%, sales of internal fixation, including ISKD™, which increased 85% and sales of external fixation products used in reconstruction applications which increased 5%. The majority of these increases were offset by sales of A-V Impulse which decreased 23% as discussed above.

Sales of our trauma products were nearly flat at $16.5 million in the second quarter of 2006, compared to $16.6 million in the second quarter of 2005. This market sector was negatively impacted from an 8% decline in sales of external fixation products due to the market demand for internal fixation products as discussed above. This negative growth was offset by increased sales of internal fixation products and a 9% increase in sales of our Physio-Stim® product.

Sales of our non-orthopedic products grew 2% to $6.1 million in the second quarter of 2006 compared to $6.0 million in the second quarter of 2005. The increase was primarily due to an increase in sales of woman’s care and other products which was partially offset by a decrease in sales of airway management products.

Gross Profit - Our gross profit increased 8% to $63.5 million in the second quarter of 2006, from $58.8 million in the second quarter of 2005. The increase was primarily due to the increase of 6.5% in net sales. Gross profit as a percent of net sales in the second quarter 2006 was 75.0% compared to 73.9% in the second quarter of 2005, which was a result of a favorable product mix resulting from higher sales of higher margin stimulation products.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $3.1 million to $31.9 million in the second quarter of 2006 compared to $28.8 million in the second quarter of 2005, an increase of 11% on a net sales increase of 6.5% over the same period. Sales and marketing expense as a percent of net sales increased to 37.7% in the second quarter of 2006 as compared to 36.2% in second quarter of 2005. The increase in sales and marketing expense is primarily due to higher commissions on higher sales, higher marketing service costs related to our Danek relationship, increased bad debt expense, an increase in market development expense and share-based compensation cost related to the adoption of SFAS No. 123 (R) for which there was no comparable cost in the prior year. The increase in the rate of sales and marketing as a percent of sales included all of these same factors plus the impact from a generally fixed sales compensation structure on lower sales in International.

General and Administrative Expense - General and administrative expense increased $3.4 million in the second quarter of 2006 to $12.1 million compared to $8.7 million in the second quarter of 2005. This increase is primarily attributable to additional share-based compensation costs related to the adoption of SFAS No. 123 (R) of $1.3 million for which there was no comparable cost in the prior year, additional corporate development costs of $0.5 million, additional legal costs of $0.7 million, and additional market development costs of $0.3 million.

Research and Development Expense - Research and development expense decreased $0.2 million in the second quarter of 2006 to $2.7 million compared to $2.9 million in the second quarter of 2005 and also decreased to 3% of net sales in second quarter of 2006 as compared to 4% of net sales in the second quarter of 2005. Share-based compensation costs related to the adoption of SFAS No. 123 (R) in the second quarter of 2006 was $0.1 million for which there was no comparable cost in the prior year.

Amortization of Intangible Assets - Amortization of intangible assets was $1.7 million in both the second quarter of 2006 and the second quarter of 2005.

Interest Income (Expense), net - Interest income was $0.3 million in the second quarter of 2006 compared to $1.3 million of interest expense in the second quarter of 2005. The reduction in interest expense in the second quarter of 2006 when compared to the same period of 2005 is the result of the complete repayment of our senior secured term loan.

Other Income (Expense), net - Other income was of $0.3 million in the second quarter of 2006 compared to other expense of $0.6 million in the second quarter of 2005. The other income in the second quarter 2006 was due to foreign exchange gains resulting from the weakening during the quarter of the U.S. Dollar as contrasted to the opposite effect in the second quarter of 2005.

KCI Settlement, Net of Related Costs - Costs associated with the KCI litigation in the second quarter of 2005 was $0.2 million for which there was no comparable cost in the second quarter of 2006 following the final settlement in the first quarter of 2006.

Income Tax Expense - Our estimated worldwide effective tax rate was 18.8% and 36.1% during the second quarter of 2006 and 2005, respectively. The decrease in the effective tax rate is due to a one-time tax benefit of $2.9 million resulting from our election to adopt a new tax provision in Italy. The election allowed us to increase, for tax purposes only, the value of our trademarks in Italy by approximately $15 million. We incurred a tax liability of $2.7 million from applying a 19% tax rate to the revaluation of the trademark value. We will receive a future tax benefit of $5.6 million associated with amortization of that step-up in value which is based on the current Italian tax rates of approximately 37%. The net of the $5.6 million deferred tax asset and the $2.7 million tax liability resulted in a $2.9 million non-recurring discreet tax benefit. Without this discreet item, our estimated worldwide effective tax rate for the second quarter ended June 30, 2006 was 37.1% as a result of a higher proportion of pre-tax income being earned in the United States, a higher tax jurisdiction, in 2006 when compared to the same period of the prior year.

Net Income - Net income for the second quarter of 2006 was $12.7 million, or $0.79 per basic share and per diluted share, compared to $9.4 million, or $0.59 per basic share and $0.58 per diluted share, for the second quarter of 2005, an increase in net income of 35%. The weighted average number of basic common shares outstanding was 16,037,927 and 15,872,638 during the second quarter of 2006 and 2005, respectively. The weighted average number of diluted common shares outstanding was 16,166,241 and 16,294,098 during the second quarter of 2006 and 2005, respectively.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Sales by Business Segment:

Net sales increased 5.5% to $165.9 million for the first six months of 2006 compared to $157.2 million for the first six months of 2005. The impact of foreign currency decreased sales by $1.8 million, or 1.1%, during the first six months of 2006 as compared to the first six months of 2005.

Net sales in the Americas, primarily in the United States, increased to $80.8 million in the first six months of 2006 compared to $69.6 million in the first six months of 2005, an increase of 16%. The Americas represented 49% of total net sales during the first six months of 2006 and 44% of total net sales for the first six months of 2005. The increase in sales was primarily the result of a 19% increase in sales in the Spine market sector which was attributable to increased demand for our Spinal-Stim® and Cervical-Stim® products. The Reconstruction market sector also experienced a 27% increase in sales which was attributable to growth in sales of newer internal reconstruction products such as the eight-Plate™ and ISKD. In the Americas Trauma market sector, external fixation devices are sharing the market for treatment of difficult fractures with alternatives such as plating and nailing. Recognizing this trend, we have introduced the Contours VPS for distal radius fractures, the PC.C.P. for hip fractures, and on a limited release the CentroNail™. Growth from these products together with growth from the Physio-Stim for long-bone non-unions enabled us to offset a negative 4% growth for external fixation and show an overall 1% growth in Trauma for the first six months of 2006 compared to 2005.

Americas Orthofix Sales by Market Sector:

	Net Sales for the Six Months Ended June 30,
(In US$ thousands)	2006	2005	Growth
Orthopedic
Spine	$57,459	$48,330	19%
Reconstruction	5,474	4,315	27%
Trauma	16,377	16,253	1%
Total Orthopedic	79,310	68,898	15%

Non-Orthopedic	1,450	744	95%
Americas Orthofix	$80,760	$69,642	16%

Net sales in Breg increased 5% to $37.2 million for the first six months of 2006 compared to $35.4 million for the first six months of 2005. The increase in sales was primarily due to the sale of Breg bracing products which increased 12% from the first six months of 2005. Our new Fusion™ XT knee brace was the primary contributor to the increase. This increase was partially offset by a 10% decrease in sales for pain therapy products resulting from delayed introduction of new pain therapy products. All of Breg’s sales are recorded in our Reconstruction market sector. Breg net sales represented 22% and 23% of our total net sales in the six months of 2006 and 2005, respectively.

Net sales in International decreased 8% to $47.9 million in the first six months of 2006 compared to $52.2 million in first six months of 2005. International net sales represented 29% and 33% of our total net sales in the first six months of 2006 and 2005, respectively. The impact of foreign currency decreased International sales by 4%, or $2.2 million, during the first six months of 2006 as compared to the first six months of 2005. International sales in the first six months of 2006 were also negatively impacted by a 19% decrease in constant currency sales of the A-V Impulse product. International sales were also negatively impacted in the Reconstruction and Trauma market sectors by a continued shift towards internal fixation from external fixation products. In recognizing this market preference, we have added new internal fixation products to our product offering, which have increased 58% in the first six months as compared to the first six months of 2005. Sales of Non-Orthopedic products, principally the Laryngeal Mask sold in the United Kingdom and Italy, were down 6% when compared to the same period of the prior year.

International Orthofix Sales by Market Sector:

	Net Sales for the Six Months Ended June 30,
(In US$ thousands)	2006	2005	Growth
Orthopedic
Spine	$40	$69	(42)%
Reconstruction	22,045	24,675	(11)%
Trauma	15,343	16,330	(6)%
Total Orthopedic	37,428	41,074	(9)%

Non-Orthopedic	10,429	11,127	(6)%
International Orthofix	$47,857	$52,201	(8)%

Sales by Market Sector:

Net sales of spine products increased 19% to $57.5 million in the six months of 2006 compared to $48.4 million in the first six months of 2005. As discussed above, the increase is primarily due to sales of our Spinal-Stim and Cervical-Stim products attributable to increased demand in the United States.

Sales of our reconstruction products increased 1% to $64.8 million in the first six months of 2006 compared to $64.4 million in the first six months of 2005. The increase in this market sector was attributable to increased sales of the Breg products which increased 8% worldwide together with increased sales of internal fixation products. The majority of this growth was offset by decreased sales of our A-V Impulse products as discussed above and decreased sales in other reconstruction due to the discontinuation of certain distributed products in the International market.

Sales of our trauma products decreased 3% to $31.7 million in the first six months of 2006, compared to $32.6 million in the first six months of 2005. This market sector was negatively impacted from a 10% decline in sales of external fixation products which was due to fluctuations of foreign currency and decreased demand for external fixation products partially offset by increased demand for internal fixation and Physio-Stim products.

Sales of our non-orthopedic products remained constant at $11.9 million in the first six months of 2006 compared to the same period in 2005. Sales of woman’s care and other products increased; however, this increase was offset by a decrease in sales of airway management products.

Gross Profit - Our gross profit increased 7% to $123.2 million in the first six months of 2006, from $115.6 million in the first six months of 2005. The increase was primarily due to the increase of 5.5% in net sales. Gross profit as a percent of net sales in the first six months of 2006 was 74.3% compared to 73.5% in the first six months of 2005. The higher gross profit margin was a result of a favorable product mix, resulting from the sales of higher margin stimulation products as well as ongoing operational improvement initiatives. Share-based compensation costs related to the adoption of SFAS No. 123(R) in the first six months of 2006 was $0.1 million for which there was no comparable cost in the prior year.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $6.5 million to $62.7 million in the first six months of 2006 compared to $56.2 million in the first six months of 2005, an increase of 12% on a net sales increase of 5.5% over the same period. Sales and marketing expense as a percent of net sales increased to 37.8% in the first six months of 2006 from 35.8% in the first six months of 2005. The increase in sales and marketing expense is primarily due to higher commissions on higher sales, higher marketing service costs related to our Danek relationship, increased bad debt expense, an increase in on going market development expenses, and share-based compensation costs related to the adoption of SFAS No. 123(R). Share-based compensation costs related to the adoption of SFAS No. 123(R) in the first six months of 2006 was $0.4 million for which there was no comparable cost in the prior year. The increase in the rate of sales and marketing expenses as a percent of sales included all of these same factors plus the impact from a generally fixed sales compensation structure on lower sales in International.

General and Administrative Expense - General and administrative expense increased $7.3 million in the first six months of 2006 to $24.6 million compared to $17.4 million in the first six months of 2005. This increase is primarily attributable to management transition costs of $1.7 million, which included $0.7 million of non-cash share-based compensation, additional share-based compensation related to the adoption of SFAS No. 123(R) of $2.3 million for which there is no comparable cost in the prior year, additional corporate development costs of $0.7 million, additional legal costs of $0.7 million, and market development activities of $0.2 million.

Research and Development Expense - Research and development expense decreased $0.4 million in the first six months of 2006 to $5.7 million compared to $5.8 million in the first six months of 2005 and decreased as a percent of net sales to 3% for the first six months of 2006 compared to 4% for the first six months of 2005. Share-based compensation costs related to the adoption of SFAS No. 123(R) in the first six months of 2006 was $0.2 million for which there was no comparable cost in the prior year.

Amortization of Intangible Assets - Amortization of intangible assets was $3.5 million in the first six months of 2006 compared to $3.3 million for the first six months of 2005.

Interest Income (Expense), net - Interest income was $0.1 million in the first six months of 2006 compared to an expense of $2.6 million in the first six months of 2005. The reduction in interest expense in the first six months of 2006 when compared to the same period in 2005 is the result of the complete repayment of our senior secured term loan.

Other Income (Expense), net - Other income was $0.3 million in the first six months of 2006 as a result of foreign currency gains compared to other income of $1.4 million in the first six months of 2005 which was primarily attributable to $2.4 million of deferred royalty income resulting from the conclusion of the BoneSource agreement with Stryker which was partially offset by $0.9 million of foreign currency losses.

KCI Settlement, Net of Related Costs - In the first six months of 2006, we entered into final agreements with certain former owners of Novamedix, which established the portion of the proceeds we were required to disburse in connection with the KCI settlement. In the first six months of 2006, we recorded a gain of $1.1 million which was the difference between what we had reserved to disburse at December 31, 2005 and the amount of the final settlement obligations. This gain compares to $0.5 million of expense in the first six months of 2005 which relates to costs associated with the KCI litigation.

Income Tax Expense - Our estimated worldwide effective tax rate was 25.7% and 35.0% during the first six months of 2006 and 2005, respectively. The decrease in the effective tax rate is due to a one-time tax benefit of $2.9 million resulting from our election to adopt a new tax provision in Italy. The election allowed us to increase, for tax purposes only, the value of our trademarks in Italy by approximately $15 million. We incurred a tax liability of $2.7 million from applying a 19% tax rate to the revaluation of the trademark value. We will receive a future tax benefit of $5.6 million associated with amortization of that step-up in value which is based on the current Italian tax rates of approximately 37%. The net of the $5.6 million deferred tax asset and the $2.7 million tax liability resulted in a $2.9 million non-recurring discreet tax benefit. Without this discreet item, our estimated worldwide effective tax rate for the six months ended June 30, 2006 was 35.8% as a result of a higher proportion of pre-tax income being earned in the United States, a higher tax jurisdiction, in 2006 when compared to the same period of the prior year.

Net Income - Net income for the first six months of 2006 was $21.0 million, or $1.31 per basic share and $1.30 per diluted share, compared to $20.2 million, or $1.28 per basic share and $1.24 per diluted share, for the first six months of 2005, an increase in net income of 4%. The weighted average number of basic common shares outstanding was 16,029,137 and 15,828,686 during the first six months of 2006 and 2005, respectively. The weighted average number of diluted common shares outstanding was 16,173,679 and 16,228,849 during the first six months of 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash was $50.0 million at June 30, 2006. This compares to $77.5 million at December 31, 2005, of which $13.8 million was subject to certain restrictions under the senior secured credit agreement. Further, $26.2 million was provided for in an accrual to be paid as part of the KCI settlement. As of June 30, 2006, the senior secured credit facility had been repaid and cancelled; therefore no cash on hand is subject to restrictions and the KCI settlement had been paid and concluded.

Net cash provided by operating activities was $1.6 million for the first six months of 2006 compared to $13.1 million for the first six months of 2005. Net cash provided by operating activities is comprised of net income, non-cash items (including share-based compensation) and changes in working capital. Net income increased approximately $0.8 million to $21.0 million in the first six months of 2006 from $20.2 million in the first six months of 2006. Non-cash items decreased $1.0 million in the first six months of 2006 compared to the first six months of 2005. Changes in working capital accounts consumed $11.3 million of cash in the first six months of 2006 compared to the first six months of 2005. The principal uses of cash for working capital in the first six months of 2006 were increases in accounts receivable to support additional sales, increases in inventory and reduction in current liabilities related to the KCI settlement. Overall, performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 97 days at June 30, 2006 compared to 94 days at June 30, 2005 and inventory turnover of 2.2 times at June 30, 2006 compared to 2.5 times at June 30, 2005.

Net cash used in investing activities was $5.6 million during the first six months of 2006, compared to $6.1 million during the first six months of 2005. During the first six months of 2006, we invested $4.5 million in capital expenditures and we paid $1.1 million to purchase of 52% of International Medical Supplies Distribution GmbH (“IMES”), a distributor of Breg products in Germany. During the first six months of 2005, we invested $6.1 million in capital expenditures.

Net cash used in financing activities was $11.5 million in the first six months of 2006 compared to $16.1 million for the first six months in 2005. In the first six months of 2006, we repaid the remaining $14.8 million of the principal of the senior secured term loan, which was obtained to help finance the Breg acquisition and received proceeds from the Italian line of credit of $3.3 million. In addition, we received proceeds of $0.9 million from the issuance of 27,724 shares of our common stock upon the exercise of stock options. In the first six months of 2005, we repaid approximately $16.1 million of the principal of the senior secured term loan and we received proceeds of $4.0 million from the issuance of 214,508 shares of our common stock upon the exercise of stock options and warrants.

At June 30, 2006, we had outstanding borrowings of 3.0 million Euro ($3.8 million) and unused available lines of credit of approximately 3.0 million Euro ($3.8 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

We continue to search for viable acquisition candidates that would expand our global presence as well as additional products appropriate for current distribution channels. An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

We believe that current cash balances together with projected cash flows from operating activities, the available Italian line of credit, the exercise of stock options, and our available debt capacity are sufficient to cover anticipated working capital and capital expenditure needs including research and development costs over the near term.

Contractual Obligations

The following chart sets forth changes to our contractual obligations that have occurred since December 31, 2005:

Contractual Obligations	Payments Due By Period
(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Senior secured term loan:
As of December 31, 2005	$14,750	$14,750	$-	$-	$-

As of June 30, 2006	$-	$-	$-	$-	$-

Other borrowings:
As of December 31, 2005	$458	$437	$21	$-	$-

As of June 30, 2006	$3,842	$3,842	$-	$-	$-

Other than described above there were no material changes in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2005 with the exception of the termination of the senior secured term loan which was subject to fluctuation in interest rates.

Item 4. Controls and Procedures

As of June 30, 2006, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934). Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continued our effort to standardize our worldwide accounting systems and move to one global chart of accounts, by converting a number of our subsidiaries, most notably Orthofix, Inc., to the global Oracle database system and chart of accounts in April 2006. The conversion brings both Breg, Inc and Orthofix, Inc., our two largest subsidiaries together with several small subsidiaries including Orthofix International N.V., the parent holding company, Orthofix International B.V, Orthofix Holdings Inc, Swiftsure Medical Limited, Victory Medical Limited, Orthofix US LLC, Orthofix UK Limited, Orthofix II B.V., onto the same Oracle database.

PART II	OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the information provided in Part I, “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.  Risk Factors

Other than as set forth below, there have been no material changes to our risk factors from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report filed on Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of 2006, the calculation of share-based compensation expense under SFAS No. 123(R) will require us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; sales and marketing expenses; general and administrative expenses; and our tax rate.

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

The approval by governmental authorities, including the FDA in the United States, is generally required before any medical devices may be marketed in the United States or other countries. We cannot predict whether in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition or results of operations. The process of obtaining FDA and other regulatory approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of an approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices. Our subsidiary, Orthofix, Inc. is currently involved in a proceeding before the FDA addressing whether the FDA classification of our Physio-Stim and Spinal-Stim bone growth stimulation products should be reclassified from FDA Class III to FDA Class II. We are actively participating in this proceeding and maintain that the current FDA Class III classification is correct. A meeting was held on June 2, 2006 before the FDA’s Orthopedic and Rehabilitation Devices panel for the purpose of gathering information to allow the panel to recommend to the FDA whether reclassification is appropriate. At the conclusion of the meeting, the Panel determined that the present FDA Class III classification for the products at issue is proper. We do not know when or whether the FDA will reach a determination on this classification issue or whether any such determination would adversely impact our ability to market or sell these products.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 27, 2006. The total number of common shares eligible to vote as of the record date, May 2, 2006, was 16,036,142 and pursuant to the Company’s Articles of Association, 8,018,071 constituted a quorum. The total number of common shares actually voted was 11,877,023.

At the Annual General Meeting:

1.	The following persons were elected by a plurality of the votes cast at the meeting as Directors of the Company for a one year term expiring at the Annual General Meeting in 2007:

Name	Votes For	Votes Withheld

Jerry Benjamin	11,015,493	851,530
Robert Gaines-Cooper	10,661,172	1,215,851
Charles W. Federico	10,653,545	1,223,478
James F. Gero	10,959,745	917,278
Peter J. Hewett	10,597,256	1,279,767
Guy J. Jordan	11,763,364	113,659
Thomas J. Kester	11,780,921	96,102
Walter P. Von Wartburg	11,780,221	96,802
Kenneth R. Weisshaar	11,781,271	95,752
Stefan Widensohler	11,780,871	96,152

2.
An amendment to the Articles of Association of the Company so as to provide for greater flexibility with regard to the authority of the Board of Directors granting the Board of Directors express authority (1) to declare dividends out of the profits of the preceding fiscal year or years then available for distribution and (2) to declare and make distributions out of retained earnings reserves or out of the contributed surplus capital reserves was adopted and approved by a vote of 9,008,870 in favor, 921,976 against and 1,946,177 abstaining;

3.	The audited Financial Statements for the year ended December 31, 2005 were adopted and approved by a vote of 11,800,294 in favor, 8,759 against and 67,970 abstaining; and

4.
The selection of Ernst & Young LLP to act as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 2006 was ratified by a vote of 11,811,783 in favor, 59,662 against and 5,578 abstaining.

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

10.9
Employment Agreement, dated as of July 13, 2006, between the Company and Thomas Hein (filed as an exhibit to the Company’s current report on Form 8-K filed July 18, 2006 and incorporated herein by reference).

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

10.20	Employment Agreement, dated July 13, 2006, between Orthofix, Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s current report on Form 8-K filed July 18, 2006 and incorporated herein by reference).

10.21	Employment Agreement, dated July 13, 2006, between Orthofix, Inc. and Raymond C. Kolls (filed as an exhibit to the Company’s current report on Form 8-K filed July 18, 2006 and incorporated herein by reference).

10.22	Employment Agreement, dated July 13, 2006, between Orthofix, Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed July 18, 2006 and incorporated herein by reference).

14.1	Code of Ethics of the Company (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Date: August 3, 2006	By:	/s/ ALAN W. MILINAZZO
Name: Alan W. Milinazzo
Title: Chief Executive Officer and President

Date: August 3, 2006	By:	/s/ THOMAS HEIN
Name: Thomas Hein
Title: Chief Financial Officer