Form 10-K/A
period 2006-12-31
ORTHOFIX INTERNATIONAL N V
filed 2007-04-30
CIK 884624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of April 25, 2007, 16,530,374 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

On March 16, 2007, Orthofix International N.V. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) with the Securities and Exchange Commission. Orthofix is filing this Form 10-K/A to amend Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K. In addition, the cover page and the list of exhibits in Part IV, Item 15 of the Form 10-K have been updated and amended.

Orthofix is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, Orthofix is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

In this Form 10-K/A, the terms “we”, “us”, “our”, “Orthofix” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

Item10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about the persons who currently serve as our directors and executive officers.

Name	Age	Position
James F. Gero	62	Chairman of the Board of Directors
Alan W. Milinazzo	47	Chief Executive Officer, President and Director
Thomas Hein	59	ChieChief Financial Officer
Matthew Lyons	43	PresPresident, Blackstone Medical, Inc.
Bradley R. Mason	53	VicePresident and President, Breg, Inc.
Raymond C. Kolls	44	Senior Vice President, General Counsel and Corporate Secretary
Michael M. Finegan	43	Vice President Business Development
Oliver Burckhardt	34	President, Orthofix International
Peter J. Hewett	71	Deputy Chairman of the Board of Directors
Charles W. Federico	58	Director
Jerry C. Benjamin (2) (3)	66	Director
Walter von Wartburg (1)	67	Director
Thomas J. Kester (1) (2)	60	Director
Kenneth R. Weisshaar (2) (3)	56	Director
Guy Jordan (1) (3)	58	Director
Stefan Widensohler (1) (3)	47	Director
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

Charles W. Federico.  Mr. Federico has been a Director of Orthofix International N.V. from October 1996, President and Chief Executive Officer of Orthofix International N.V. from January 1, 2001 until April 1, 2006 and President of Orthofix Inc. from October 1996 to January 1, 2001.   From 1985 to 1996 Mr. Federico was the President of Smith & Nephew Endoscopy (formerly Dyonics, Inc.).  From 1981 to 1985, Mr. Federico served as Vice President of Dyonics, initially as Director of Marketing and subsequently as General Manager.  Previously he held management and marketing positions with General Foods Corporation, Puritan Bennett Corporation and LSE Corporation. He also currently serves on the boards of SRI/Surgical Express, Inc. and BioMedical Therapeutics, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and holders of more than 10% of our common stock (collectively, the “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such persons are required by regulations of the SEC to furnish us with copies of all such filings.  Based on our review of the these reports from the Reporting Persons, we believe that during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with, except that one Form 3 for each of Mr. Burckhardt and Mr. Lyons, and one Form 4 with respect to one transaction each for each of Mr. Milinazzo, Mr. Hein, Mr. Kolls, Mr. Mason, and Mr. Burckhardt were filed late.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

During 2006, the Compensation Committee of the Board consisted of four members, Thomas J. Kester, Guy J. Jordan, Stefan Widensohler and Walter P. von Wartburg all of who satisfy the independent director standards as defined by current Nasdaq rules and are “outside directors” for purpose of Rule 162(m) of the Internal Revenue Code, and are “non-employee directors” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.  No interlocking relationship, as defined in the Securities Exchange Act of 1934, as amended, exists between the Board or Compensation Committee and the board of directors or compensation committee of any other entity.
Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the members of management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

The Compensation Committee

Thomas J. Kester, Chairman
Guy J. Jordan
Walter P. von Wartburg
Stefan Widensohler

Compensation Discussion and Analysis

Overview

Our Compensation Committee, or the Committee, is responsible for all aspects of compensation for our executive officers and other key employees, including compensation policies and establishing and approving all elements of compensation.  The Committee relies on certain senior executive officers to make recommendations on certain aspects of compensation as discussed below.  The Committee considers and approves the compensation for the Chief Executive Officer.  It is also responsible for making recommendations to the Board regarding the compensation of directors.  The Committee acts under a written charter adopted by the Board.  The Committee reviews its charter annually and recommends any changes to the Board.  In 2006, the charter was updated to clarify the scope of the Committee’s responsibility for determining the compensation of our executive officers and directors and to make certain additional changes the Board deemed to be advisable and in the best interests of the Company.  This charter is available on our website at www.orthofix.com.  In 2006, the Committee was composed of Messrs. Kester and Widensohler, Dr. Jordan and Dr. von Wartburg, each of whom was an independent, non-employee, non-affiliated, outside director during that time.  Mr. Kester serves as Chairman of the Committee.  The Committee furnished its report provided above.

Throughout this section, the individuals serving as our principal executive officer (Chief Executive Officer) and our principal financial officer (Chief Financial Officer) during the last completed fiscal year, our three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year and up to two additional individuals who would have been one of our three most highly compensated executive officers but for the fact that such executive officer was not serving as an executive officer on December 31, 2006 are referred collectively as the “named executive officers.”

Role of Executive Officers

At the Committee’s request, from time to time certain of our senior management presents compensation-related initiatives to the Committee.  For instance, while the Committee approves all elements of compensation for executive officers, the Committee requests on an annual basis that the Chief Financial Officer aid it in fulfilling its duties by facilitating the gathering of information relating to potential bonus guidelines and goals under our annual incentive program as well as possible stock option grants.  The Chief Financial Officer’s recommendations are done in accordance with the compensation guidelines recommended by the Committee’s outside compensation consultant, Towers Perrin.  This information is presented to the Chief Executive Officer, who considers the information (other than with respect to his compensation) and makes separate recommendations to the Committee with respect to salary and any increases in salary for the named executive officers.  The Chief Executive Officer is also actively involved in compensation discussions with respect to other executive officers.  The Committee then reviews the recommendations.  Alan Milinazzo and Thomas Hein attend meetings of the Committee in their role as Chief Executive Officer and Chief Financial Officer, respectively.  Raymond C. Kolls also attends meetings of the Committee in his role as Corporate Secretary and, when requested by the Committee, as General Counsel.  To the extent required or advisable, these executive officers are excluded from any Committee discussions or votes regarding their compensation.

Compensation Consultant

The Committee has the authority under its charter to retain, at the Company’s expense, outside compensation consultants to assist in evaluating compensation.  The Committee also has the authority to terminate those engagements.  In accordance with this authority and to aid the Committee in fulfilling its duties, the Committee engages Towers Perrin as its outside compensation consultant.  In order to perform their tasks as requested by the Committee, certain of our senior management has shared access to much of the information compiled and provided to the Committee by the consultant.

Towers Perrin worked with the Committee over the past several years to develop our executive and director compensation philosophy, and Towers Perrin periodically conducts reviews of our executive officer and director compensation programs and long-term incentive practices at the request of the Committee. At the Committee’s request, in 2006 Towers Perrin conducted an assessment of our top five executive compensation levels as compared to the competitive market to determine whether they remain consistent with our compensation philosophy discussed below.  In connection with this assessment, Towers Perrin made comparisons to our peer group and considered the rights of executive officers under publicly-available disclosure regarding written employment agreements of those companies.  Towers Perrin also compared our long-term incentive grant guidelines for all equity-eligible employees and directors to the competitive market so we could ensure they are aligned.  As part of this process and at the request of the Committee, Towers Perrin conducted a competitive market analysis to determine competitive compensation levels for our directors.

Executive Compensation Philosophy

The Committee guides itself in large part by our executive compensation philosophy.  This philosophy reflects a “pay-for-performance” outlook in consideration of our growth (whether internal or as a result of acquisitions) and our objectives of attracting, retaining and motivating executive officers and other key employees while increasing shareholder value.  We must attract the right mix of executive officers for us to grow successfully.  At the same time, we must retain employees in order to motivate them to help us achieve our goals.  Finally, we must consider all these elements in the context of our ultimate objective of enhancing the value of the Company for our shareholders.

Under this philosophy, the Committee’s goal is to fairly compensate executive officers with an emphasis on providing incentives that promote both our short- and long-term objectives.  As described in more detail below, achievement of short-term objectives is rewarded through base salary and cash bonuses, while grants of stock options encourage executive officers to focus on our long-term goals.  The Committee may choose to materially increase or decrease compensation based on the achievement of the above objectives and performance.  While we have grown in the last few years, these core components remain the basis for our executive compensation philosophy.

Benchmarking

In 2006, the Committee engaged Towers Perrin to conduct compensation benchmarking surveys that provided summarized data on levels of base salary, annual incentive guidelines, and equity-based and other long-term incentives.  These surveys also provided benchmark information on compensation practices such as the prevalence of types of compensation plans and the proportion of the types of pay components as part of the total compensation package for executive officers of similarly situated companies.  Other publicly available information and input from Towers Perrin on other factors, such as recent market trends, supplemented these surveys.  In conducting this benchmarking, Towers Perrin looked to a selection of peer companies.  This peer group was reviewed by senior management and the Committee to ensure it represented the appropriate mix of annual gross revenues, shareholder return and market capitalization.  This peer group was updated from the prior year based on our current size and anticipated growth.  Our peer group consists of the following 15 medical device manufacturers and distributors, some of which we compete against:

•	Arrow International, Inc.	•	Integra LifeSciences Holding Corporation

•	CONMED Corporation	•	Kyphon, Inc.

•	Cooper Companies, Inc.	•	Resmed, Inc.

•	Datascope Corporation	•	Respironics, Inc.

•	DJO Incorporated	•	VIASYS Healthcare, Inc.

•	Edwards Lifesciences Corporation	•	Vital Signs, Inc.

•	Encore Medical Corporation	•	Wright Medical Group, Inc.

•	Haemonetics Corporation

Elements of In-Service Executive Compensation

Overview

Our compensation program for executive officers and other key employees consists of three primary elements:

•	annual salary;

•	performance-based incentives in the form of annual cash bonuses; and

•	long-term equity-based incentives in the form of stock options granted under our current 2004 LTIP.

As discussed below, the setting of performance goals for the attainment of cash bonuses and the determination of grants and the number of annual stock options are typically done at different times throughout the year.  The Committee believes that the separation of the timing of these grants provides for increased incentives for the recipients.  These incentives are based on financial objectives that are important to the Company, including income attainment and sales attainment.  To a lesser extent, individual performance is also taken into account.  The consideration of individual performance enables the Committee to differentiate among executive officers and emphasize the link between personal performance and compensation.  We do not currently provide restricted stock, stock appreciation rights or other incentive compensation.  We provide our executive officers with certain limited perquisites discussed below.

The Committee determines annually what portion of an executive officer’s compensation should be in the form of salary, potential annual performance-based cash bonuses and stock option-based compensation.  The Committee believes an appropriate mix of these elements commensurate with our compensation philosophy will ensure that our compensation objectives are achieved.  The Committee chooses to pay each element based on its preferred mix of compensation (whether long-term or short-term and whether in cash or stock options). See “Payment Structure” below for more information on the Committee’s guidelines for each element of executive compensation. As part of its decision making process, the Committee reviews tally sheets setting forth all components of the compensation and benefits received by our named executive officers.  These tally sheets include a specific review of dollar amounts for salary, bonus, perquisites and long-term incentive compensation in the form of stock options.  As discussed below, we recently adopted the Orthofix Deferred Compensation Plan whereby certain non-employee directors and employees will be eligible to defer a portion of their earnings each year beginning in 2007.

Payment Structure

Our “pay-for-performance” outlook is centered on the following payment structure.  This structure takes into account the results of the benchmarking surveys and assumes that we meet or exceed our performance goals.  This payment structure reflects an emphasis on cash with an appropriate level of long-term equity compensation.  Based on information provided by Towers Perrin in its 2006 analysis, the Compensation Committee concluded that our top five executive compensation levels were generally competitive with the percentiles set forth below, but the expected value of annual equity grants were less competitive as compared to our peer group.  In addition, Towers Perrin conducted a competitive market analysis to determine competitive compensation levels for our directors.  As a result of this analysis, it was determined that our equity-based compensation to our directors was below our peer group based on our preferred percentile goals.  Based on this finding, the Board  recommended the proposed changes to director stock option grant practices discussed in Proposal 2 of our 2007 proxy statement regarding a further amendment and restatement of the 2004 LTIP.

Pay Element	Market Position	Rationale

Annual Salary	50th Percentile	“Competitive” annual salary.

Total Cash Goal (1)	Up to 75th Percentile	Opportunity for greater than “competitive” cash compensation if performance exceeds expectations.

Long-Term Incentive Grants	50th Percentile	Reward performance, retain key employees and provide alignment with shareholder interests while thoughtfully managing share utilization/dilution.

Total Direct Compensation Goal (2)	60th Percentile +
Align long-term incentive plus total cash with shareholder interest and reward long-term performance.  The combination of 75th percentile total cash goal and 50th percentile long-term incentive grants results in approximately 60th percentile total direct compensation.

_______________
(1)	Total cash compensation equals annual salary plus annual cash incentives.
(2)	Total direct compensation equals total cash plus annualized expected value of long-term incentives.

The above percentages are guidelines.  The Committee departs from them for retention, reward and other purposes based on particular facts and circumstances that apply to an individual, entity or a division at the time.  In doing so, the Committee may look to similar situations for executive officers in the past.

Annual Salary

The Committee makes annual determinations with respect to the salaries of executive officers.  In making these decisions, the Committee considers each executive officer’s performance, the market compensation levels for comparable positions within and outside our peer group, performance goals and objectives and other relevant information, including recommendations of the Chief Executive Officer.

Performance-Based Incentives

Annual Incentive Program

The Committee believes that a significant portion of the compensation for each executive officer should be in the form of annual performance-based cash bonuses.  Short-term incentives like our annual incentive program tie executive compensation to our immediate financial performance as well as, to a certain extent, individual performance.  Each executive officer generally participates in our annual incentive program as it is our primary means of providing for an annual cash bonus. The annual incentive program is based on goals determined by the Committee.

 Under our program we establish separate performance goals for each of Orthofix International N.V., Orthofix Inc., Breg, Inc., Blackstone Medical, Inc. and our international division based on a matrix of performance goals as set forth below.  As a result, executive officers of any of our divisions may be treated differently according to the applicable objectives specific to them.  The Chief Financial Officer oversees the process of determining proposed goals for Orthofix International N.V., Orthofix Inc. and Breg, Inc.  The proposed goals for Blackstone Medical, Inc. and our international division are supervised by the President of Blackstone Medical, Inc. and the international division head, respectively.  The proposed goals and related matrix are then provided to the Committee for review and approval.  Typically, the goals are set in February for the current year and payments are made in March for the previous year.  Messrs. Kester and Widensohler, Dr. Jordan and Dr. von Wartburg participated in the determination of the cash bonus amounts to be paid to the named executive officers for their performance and services during 2006. We set the performance goals with the intent that it will be challenging for a participant to receive 100% of his potential bonus amount.  Executive officers are notified in writing of the goals and bonus eligibility for any given year.  The terms of the notice generally require that the executive officer be an employee on the date of payment in order to be paid any compensation under the annual incentive program.

Although each entity and business unit generally has different performance goal amounts applicable to it, the annual incentive program consists of the following performance goal components and are weighted as follows:

•	50% - based on the attainment of a specified dollar amount of net income or operating income;

•	40% - based on attainment of specified dollar amount of sales; and

•	10% - based on individual performance goals.

We developed these weightings with the intent of linking most of the bonus to quantifiable entity or business unit performance measures, but also to permit discretion to recognize individual performance.  For 2007, the percent of attainment of the goals relating to corporate performance (net income or operating income and sales) have a floor and a ceiling ranging from 25% to 150%.  In 2006, the range was 0-150%, the percentage attainment of which is determined by the Committee at the February meeting.  As indicated below, varying bonuses are paid for the attainment of specified goals within that range.  The Committee has the discretion to review an entity’s or business unit’s actual results and consider certain mitigating factors, such as one-time costs or events such as acquisitions or other unique corporate events not contemplated at the time the goals were established.  These may be excluded from the financial information used in connection with the determination of bonuses or the financial information may be otherwise adjusted in light of these mitigating factors.  With respect to the individual performance component of the formula, each respective entity or business unit determines the appropriate percentage ranging from 0% to 100% and makes a recommendation to the Committee.

To calculate the bonus amount, each percentage is multiplied by its component’s percentage weight.  The products are added together to produce a resulting weighted percentage.  For each participant, this percentage is used to determine what amount of the pre-established bonus goal amount will be paid.  The weighted percentage is then multiplied by the maximum amount of bonus for which that participant is eligible.  For named executive officers the maximum bonus is a percentage of that person’s salary.  See “Agreements with Named Executive Officers” below for more information on the amount of each named executive officer’s eligible bonus.  The following is an illustration of how this calculation may work using sample attainment percentages and maximum eligible bonus numbers:

Performance Goal	Weighting	Attainment	Product
Net/Operating Income	50%	50%	25%
Sales	40%	75%	30%
Individual Objectives	10%	100%	10%
		Weighted Percentage:	65%

Maximum Eligible Bonus:  40% of base salary of $200,000 = $80,000

Bonus Calculation: 65% multiplied by $80,000 = $52,000 bonus

In 2006, and after reviewing the results and taking into account any mitigating factors as described above, Messrs.  Milinazzo, Hein, Finegan and Kolls attained 83% of the Orthofix International N.V. performance goals and Mr. Mason attained 24% of the Breg, Inc. performance goals.  Mr. Finegan was credited as having attained 100% of his goals as part of the terms of his employment when joining the Company.  Under the terms of his employment agreement and as calculated in accordance with our annual incentive program, Mr. Federico was paid $49,874 as a pro rata bonus for his services to the Company through April 1, 2006.  Mr. Mould was not a participant in the annual incentive program in fiscal year 2006.  Payouts to the named executive officers under the annual incentive program are reflected in column (g) of the Summary Compensation Table on page 21.

Outside of the annual incentive program, the Committee has and does exercise its discretion to grant bonuses for performance or for other circumstances in any year. See “Summary Compensation Table” for discretionary bonuses for 2006.

Long-Term Equity-Based Incentives

Our primary equity compensation plan for named executive officers is the 2004 LTIP.  Some named executive officers continue to hold outstanding awards under one or more of our prior equity-compensation plans, namely our Staff Share Option Plan and Performance Accelerated Stock Option Inducement Grants.  We no longer grant awards under these plans.  All named executive officers are also eligible at their discretion to acquire shares of common stock pursuant to our Employee Stock Purchase Plan.  Each plan is described below.  The Committee administers each of these plans (other than the Employee Stock Purchase Plan) and only the Committee makes grants under the 2004 LTIP.

The Committee’s date of approval of a stock option grant is typically the second in-person Board meeting of the fiscal year, which is usually held in May or June.  The grant date of a stock option is on or after the approval date and typically a fixed future date for any options approved at this second Board meeting.  Actual grant dates are determined, among others, in accordance with past practice for annual grants as well as our communications policy.  Under this policy, employees are alerted to their option grants.  We also take into account that approvals may be required in advance of expected acquisitions, new hires or other transactions.  For example, in connection with expected new hires, the grant approval may be included in an offer letter even though the actual date of grant is typically not until the employee’s first day of employment.  Our policy is that the closing price of the stock on the date of grant will be used to price stock options.  This policy will be formalized under the terms of the further amended and restated 2004 LTIP as set forth in Proposal 2 of our 2007 proxy statement.

The Committee generally grants stock options as noted above and does not specifically take into consideration the release of material non-public information when determining whether and in what amount to make stock option grants.  In addition, the Committee does not have a specific policy of setting grant dates in coordination with the release of material non-public information and we do not have a policy of timing our release of material non-public information for the express purpose of affecting the value of executive compensation.

Current Equity Compensation Plans

2004 Long-Term Incentive Plan

The 2004 LTIP is a long term incentive plan that was adopted by the Board on April 15, 2004.  The plan was approved by shareholders on June 29, 2004 and amended and restated on November 5, 2004.  Under the 2004 LTIP, 2,000,000 shares were reserved for issuance.  Awards can be in the form of a stock option, restricted share unit, performance share unit, or other award form determined by the Board.  Awards expire no later than 10 years after the date of the grant.  To date, we have only granted non-qualified stock options under the plan.

The goal of our 2004 LTIP is to create an ownership interest in the Company in order to align the interests of executive officers with shareholders, to more closely tie executive compensation to our performance and to create long-term performance and service incentives for executive officers and other key employees.  Stock options are granted to executive officers and other employees:

•	in conjunction with the second in-person Board meeting of the fiscal year generally held in May or June;

•	as new-hire incentives or in connection with promotion to a new position;

•	in connection with our acquisitions; and

•	otherwise in connection with retention, reward or other purposes based on the particular facts and circumstances determined by the Committee.

For example, Mr. Milinazzo received stock options to purchase 100,000 shares of our common stock in April 2006 in connection with his promotion to Chief Executive Officer, but as a result of the timing, size and unique nature of the grant the Committee decided he would not be eligible for our annual stock option grants in June 2006.  All stock options generally vest equally in one-third increments beginning on the first anniversary of the date of grant, so long as the grantee remains an employee of the Company.  In 2006 pursuant to our 2004 LTIP, 816,950 stock options were granted to our employees, including 230,000 to our executive officers.  No stock options were granted to our independent directors.  Our independent registered public accounting firm periodically reviews our stock option grants on a selected basis to ensure that the grants are being made in accordance with our applicable policies and procedures.

In 2006, the Committee delegated Mr. Milinazzo the authority to grant up to 80,000 stock options in conjunction with hiring divisional, middle management and technical personnel.  For 2007, the Committee has delegated Mr. Milinazzo the authority to grant up to 85,000 stock options in conjunction with hiring such personnel, with a limit of 15,000 stock options for any one new hire.  These grants may not be made to officers obligated to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended.

On April 11, 2006 the Committee adopted a new form of Nonqualified Stock Option Agreement for grants of stock options to executive officers and other employees pursuant to the 2004 LTIP.  The new form of stock option agreement is substantially similar to our previous form.  The agreement grants nonqualified stock options that will vest and become exercisable in one-third increments on each of the first, second and third anniversaries of the grant date.  The options expire and are no longer exercisable 10 years from the grant date and are subject to early termination as a result of a termination of employment or a change of control of the Company.  The agreement has been modified in certain respects to take into consideration the deferred compensation rules of Section 409A of the Internal Revenue Code (including the proposed Treasury regulations under Section 409A that allow limited extensions of option exercise periods following termination of employment).  The agreement also takes into consideration that the grantee may have a separate employment or change of control agreement with the Company or one of its subsidiaries.  Provisions in this new form provide, among others:

•
If, prior to option vesting, the optionee’s employment terminates other than (1) for cause, or (2) upon death or permanent disability, the options that would have been vested as of December 31 of the year in which termination occurs shall automatically vest and remain exercisable by the optionee for 180 days after the date of such termination of employment.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.  Any unvested options on the date of termination will also be cancelled and will revert back to the Company on such date.

•
If the optionee’s employment terminates by reason of death or permanent disability, all options shall automatically vest and remain exercisable by the optionee (or the optionee’s estate, personal representative or beneficiary, as applicable) for 12 months after the date of such termination of employment.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.

•
If the optionee’s employment is terminated for cause, the optionee may exercise the options (to the extent vested at the date of termination) at any time within three months after the date of such termination in accordance with their terms.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.  Any unvested options on the date of termination will also be cancelled and will revert back to the Company on such date.

•
Upon the occurrence of a change of control of the Company, all options shall automatically vest and remain exercisable in accordance with the termination of employment provisions applicable thereto.  The options will expire and no longer be exercisable to the extent not exercised within 10 years from the Grant Date.

In addition to the scenarios described above, if the optionee has an employment agreement with the Company or any subsidiary and the optionee’s employment is terminated pursuant to that employment agreement other than for cause (including if the optionee terminates his employment for good reason), all options shall automatically vest and the optionee has the right to exercise the options until (1) the later of December 31 of the calendar year during which the 180-day period set forth above would otherwise expire due to the optionee’s termination or (2) two and one-half months after the date the 180-day period would otherwise expire due to termination.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.

As described in Proposal 2 of our 2007 proxy statement, we are submitting to our shareholders for approval a further amendment and restatement of the 2004 LTIP.  The purpose of this proposed further amendment and restatement is to, among others, increase the number of shares subject to awards under the plan, allow for additional equity grants to non-employee directors and specifically allow for awards of restricted stock.  For more information on the proposed amendment and restatement and on the 2004 LTIP generally, see Proposal 2 of our 2007 proxy statement.  If the further amended and restated 2004 LTIP is approved at our 2007 annual general meeting of shareholders, we expect to further amend our form of stock option agreement to conform to the updated 2004 LTIP provisions.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan provides for the issuance of shares of our common stock to eligible employees of the Company and its subsidiaries that elect to participate in the plan and acquire shares of our common stock through payroll deductions.  During each purchase period, eligible employees may designate between 1% and 25% of their cash compensation to be deducted from their cash compensation for the purchase of common stock under the plan.  The purchase price of the shares under the plan is equal to 85% to the fair market value on the first day of the plan year (July 1st to June 30th).  However, the purchase price for our executive officers is equal to 100% of the fair market value on the first day of the plan year.

Previous Equity Compensation Plans

Staff Share Option Plan

The Staff Share Option Plan is a fixed share option plan which was adopted in April 1992.  There are no options remaining to be granted under the Staff Share Option Plan and only 346,675 stock options remain outstanding.  Under the Staff Share Option Plan, we granted options to our employees at the estimated fair market value of such options on the date of grant.  Options generally vest based on years of service with all options to be fully vested within five years from date of grant.  Options granted under the Staff Share Option Plan expire 10 years after date of grant.

Performance Accelerated Stock Option Agreement

In December 1999, the Board adopted a resolution approving, and on June 29, 2000, our shareholders approved, the grant to certain executive officers of Performance Accelerated Stock Options, or PASOs, to purchase up to 1,000,000 shares of our common stock.  As of December 31, 2006, only Robert Gaines-Cooper, our former Chairman of the Board, held any PASOs (a total of 187,500).  The option to purchase our common stock under the PASOs was granted effective January 1, 1999 at an exercise price equal to $17.875 per share, the price of our common stock on the date shareholders approved the reservation of shares for issuance under the PASO plan.  The PASOs include both service-based and performance-based vesting provisions.  This option will expire on December 31, 2007, if not earlier exercised by Mr. Gaines-Cooper.

Performance Accelerated Stock Option Inducement Agreements

On December 30, 2003, in conjunction with the acquisition of Breg, Inc., we granted inducement stock option awards to two key executive officers of Breg, Inc., including Mr. Mason.  The exercise price was fixed at $38.00 per share on November 20, 2003, which was the date we announced the agreement to acquire Breg, Inc.  The inducement grants include both service-based and performance-based vesting provisions.  Under the service-based provisions, subject to the continued employment of the executive officer, the inducement grants become 100% non-forfeitable and exercisable on the fourth anniversary of the grant date.  Vesting of a portion of the options under the inducement agreement will be accelerated if certain stock price targets are achieved.  The performance-based vesting provisions generally provide for the vesting of one-fifth of the inducement grants for each $5.00 increase in the price of our common stock above $40.00 per share.  The total number of shares eligible for the accelerated vesting on an annual basis is limited to 25% of the number of shares subject to the inducement grants with a cumulative carryover for the unvested portion of shares eligible for accelerated vesting for each of the prior years.  Prior to the expiration of the term of the options, only one-half of the vested options can be exercised in any one year.  However, all of the vested options may be exercised after the ninth anniversary of the grant date.

Other Compensation

Deferred Compensation Plan

On December 5, 2006, the Board approved the adoption of the Orthofix Deferred Compensation Plan by Orthofix Holdings, Inc.  This plan will be effective on January 1, 2007 and its terms essentially mirror our 401(k) plan.  Pursuant to the plan, all non-employee directors of the Company, Orthofix Holdings, Inc. and any of their subsidiaries (which we refer to as the Parent Group) that have been approved for participation and a select group of management or highly compensated employees of the Parent Group are eligible to participate.  A number of our executive officers, as well as one non-employee director, have elected to participate under the plan for 2007.  Under the plan, participants may elect to defer salary, bonus or director’s fees on a pre-tax basis. The minimum deferral amount is $2,000 per plan year and the maximum deferral amounts are 80% of the participant’s salary and 100% of bonuses and director’s fees.  The plan year is the calendar year.  The plan is intended to be an unfunded plan under the provisions of ERISA and although the amounts deferred are considered fully vested, none of the Parent Group members are required to set aside funds for the payment of benefits under the plan, such benefits being paid out of the general assets of the Parent Group member that employs the particular participant receiving the benefit or for which the particular participant serves as a director.  Orthofix Holdings, Inc. has established a rabbi trust to provide funds for the payment of benefits under the plan, and it is currently making discretionary contributions to the rabbi trust in amounts equal to the compensation deferred by plan participants. While the rabbi trust is an asset of Orthofix Holdings, Inc. and can be revoked by Orthofix Holdings, Inc. at any time, upon a change of control, the rabbi trust will become irrevocable and must be used to pay plan benefits.  Further, if a change of control occurs, Orthofix Holdings, Inc. must make a contribution to the rabbi trust in an amount that is sufficient to pay all plan benefits and the projected fees and expenses of the trustee of the rabbi trust.  It is intended that the terms of the plan will be interpreted and applied to comply with Section 409A of the Internal Revenue Code.

In general, participants may defer compensation under the plan by submitting a Participation Agreement (as defined in the plan) to the plan administrator by December 31 of the calendar year immediately preceding the plan year, and newly eligible participants may participate in a partial year by submitting such an agreement within 30 days of becoming eligible for participation in the plan.  For record keeping purposes, accounts shall be maintained for each participant to reflect the amount of his deferrals and any hypothetical earnings or losses on the deferrals. Participants must designate the portion of their contributions to be allocated among the various independently established funds and indexes chosen by the plan administrator, or Measurement Funds, to measure hypothetical earnings and losses on the deferred amounts.  The balance credited to each participant’s account will be adjusted periodically to reflect the hypothetical earnings and losses.  We are not obligated to invest any amount credited to a participant’s account in such Measurement Funds or in any other investment funds.

A participant may elect to receive an in-service distribution of the balance credited to his plan account in a lump sum or in a series of up to 10 annual installments.  In the event a participant terminates employment with (or, in the case of a director, ceases to perform services for) the Parent Group for any reason other than retirement or death, the participant will receive a distribution of the entire amount credited to his account in a single lump sum.  In the case of a termination (or, in the case of a director, separation) due to retirement or in the case of a change of control, the participant can elect to receive either a single lump sum or a series of annual installments over a one, three, five or 10 year period. In the case of a termination (or, in the case of a director, separation) due to death or if a participant experiences a disability, the balance credited to the participant’s account will be paid out in a single lump sum, unless installment payments have already begun at the time a participant dies.  In such a case, such installments shall be continued as originally elected unless the participant’s beneficiary is a trust or estate, in which case the remaining balance will be paid in a lump sum.  Participants may also petition the plan administrator to suspend any deferral contributions being made by the participant and receive a payout from the plan in the event of an unforeseeable emergency (as defined in the plan).  No participant or beneficiary may alienate, transfer, pledge or encumber plan benefits prior to payment.

Perquisites and Other Personal Benefits

Our executive officers are entitled to or may otherwise be the beneficiaries of certain limited perquisites including a car allowance, reimbursement for tax preparation expenses and an annual physical evaluation.  In addition, our executive officers and directors are entitled to reimbursement of expenses relating to their spouse’s travel in connection with no more than one Board meeting per year.  We do not consider any of these significant or out of the ordinary course for similarly situated companies.

Other Plans

Executive officers participate in our 401(k) plan on the same basis as other similarly situated employees.  Other than the newly-adopted Orthofix Deferred Compensation Plan, we do not otherwise have a long-term retirement plan or other deferred compensation plan.

Employment and Other Agreements with the Company

In early 2006 the Committee conducted a review of all of our employment and change of control agreements in part because of (1) the promotion of Mr. Milinazzo to President and Chief Executive Officer, (2) a substantial number of other executive officers we were in the process of hiring and (3) the employment agreements of current executive officers were close to expiring in accordance with their terms.  As part of this comprehensive review, Towers Perrin compared our executive employment agreements with the principal economic terms found in publicly-available disclosure regarding written employment agreements for our peer group.  Also in 2006, we adopted employment contract guidelines.

Generally, our employment guidelines provide that executive officers who report directly to the Chief Executive Officer receive full employment agreements that provide for a term of employment, renewal terms, base salary and bonus provisions, eligibility for equity incentive compensation, benefits and restrictive provisions (non-competition, non-solicitation, confidentiality and invention assignment), as well as a variety of payments depending on the circumstances surrounding the executive officer’s separation from the Company.  The guidelines generally require a one-year waiting period of employment prior to our entering into these employment agreements.  However, these guidelines may be waived if an employment agreement is determined to be required, such as to attract certain candidates.  In lieu of an employment agreement, during the first year of employment for senior executives (and generally for select divisional and middle management), these persons receive change of control agreements providing for payments of base salary and incentives in the event of certain terminations following a change of control.  The Committee may delegate the power to determine whether to enter into these change of control agreements to the Chief Executive Officer.  All directors and officers receiving full employment agreements and selected other executive officers or employees that are exposed to legal risk in the performance of their employment receive indemnity agreements from the Company.  The employment contract guidelines do not address every situation, and the Committee deviates and makes employment contract decisions based on particular facts and circumstances.  Any exceptions to these guidelines must be approved by the Committee.  See “Agreements with Named Executive Officers” for more information on the terms of particular employment agreements.

Elements of Post-Termination Executive Compensation

In accordance with our employment contract guidelines, certain of our senior executive officers have employment agreements with our subsidiary, Orthofix Inc.  Some exceptions to this are Mr. Mason, who has an employment agreement with Orthofix International N.V., and Matthew V. Lyons, Michael W. Lyons and William G. Lyons, III, who have employment agreements outside these guidelines.  These agreements outline the compensation payable to each executive officer, which is consistent with the pay structure described above.  They are also intended as a retention tool for senior executive officers and to remove some of the uncertainty surrounding potential change of control transactions.  To that end, the agreements provide for certain payments upon termination (e.g., without cause, for good reason, etc.), which payments increase in certain instances following a change of control.  For instance, following a change of control, the amount payable for termination without cause or for good reason generally increases by 50% (and 100% for the Chief Executive Officer).  With respect to a change of control, most agreements provide for a “double-trigger” so that a change of control itself does not trigger any payments.  However, under separate option agreements, all stock options immediately vest upon a change of control without reliance on any other triggering event.  The employment agreements and the 2004 LTIP each provide specified definitions of what constitutes a “change of control.”  See “Agreements with Named Executive Officers” and the discussion of the 2004 LTIP in the narrative following “Executive Compensation - Grants of Plan-Based Awards.”

Stock Ownership Guidelines

Under the Company’s Corporate Governance Guidelines, each director is encouraged to have a personal investment in Orthofix through such director’s ownership of shares of Orthofix common stock.

Compliance with Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation payments to our named executive officers in excess of $1 million per year per person, unless certain requirements are met.  To the extent that it is practicable and consistent with our executive compensation philosophy, we intend to comply with Section 162(m) of the Internal Revenue Code. Compensation paid to the named executive officers has historically not exceeded deductibility limits under Section 162(m) of the Internal Revenue Code.  If compliance with Section 162(m) of the Internal Revenue Code conflicts with our compensation philosophy or is determined not to be in the best interest of our shareholders, the Committee will abide by our compensation philosophy.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by or paid to our named executive officers with respect to 2006.  The named executive officers include our current and former Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers who were serving as executive officers on December 31, 2006 and an additional individual who would have been one of our three most highly compensated executive officers but for the fact that such executive officer was not serving as an executive officer on December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)

(a)	(b)	(c)	(d)	(f)	(g)	(i)	(j)
Alan W. Milinazzo - President and Chief Executive Officer (Principal Executive Officer)(5)	2006	407,500	40,000	905,003	178,450	34,509(6)	1,565,462
Charles W. Federico - Former President and Chief Executive Officer (Principal Executive Officer)(7)	2006	156,402	-	656,000(8)	49,874(9)	569,345(10)	1,431,621
Thomas Hein - Chief Financial Officer (Principal Financial Officer)	2006	270,375	25,000	294,158	90,197	30,229(11)	709,959
Michael M. Finegan - Vice President of Corporate Development	2006	139,462	100,000	196,510	85,750	-	521,722
Raymond C. Kolls - Senior Vice President, General Counsel and Corporate Secretary	2006	220,626	25,000	249,735	66,836	28,539(12)	590,736
Bradley R. Mason - Vice President of the Company and President, Breg, Inc.	2006	257,500	-	618,473	24,720	11,820(13)	912,513
Galvin Mould - Former Vice President and President, International Division (14)	2006	44,153	-	59,695	-	455,311(15)	559,159

_______________

(1)
Amounts shown reflect cash bonuses determined by the Committee based on each named executive officer’s contribution to the closing of the acquisition of Blackstone Medical, Inc.  In addition to a $25,000 bonus relating to this acquisition, Mr. Finegan’s amount reflects a $75,000 signing bonus paid upon his commencement of employment with us.

(2)
Amounts shown do not reflect compensation actually received.  Instead, the amounts shown are the 2006 compensation cost recognized for stock option awards for financial statement reporting purposes as determined pursuant to Statement of Financial Accounting Standards No. 123(R), or FAS 123R.  The assumptions used in the calculation of values of stock option awards are set forth under the section entitled “Share-based Compensation” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for 2006, filed with the SEC on March 16, 2007 (as amended).  Mr. Mould is the only named executive officer that forfeited stock options during 2006.

(3)	Amounts shown reflect cash bonuses paid in 2007 for performance in 2006 pursuant to our annual incentive program.

(4)	Excludes perquisites and other personal benefits unless the aggregate amount of such annual compensation exceeded $10,000 for the named executive officer.

(5)
Effective April 1, 2006, Mr. Milinazzo was promoted from Chief Operating Officer and succeeded Mr. Federico as President and Chief Executive Officer of the Company.  In conjunction with his promotion, Mr. Milinazzo’s salary was increased to $430,000 per year (pro-rated for the partial year).  Additionally, Mr. Milinazzo was elected as a director of the Company on December 5, 2006.  As an employee director, Mr. Milinazzo does not receive additional fees for his services as director.  Since Mr. Milinazzo is listed in this Summary Compensation Table, he is not listed in the Director Compensation Table below.

(6)
This amount includes $10,800 for car allowance, $2,162 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance, $8,800 for 401k matching and $12,747 for spousal travel expenses in connection with the December 2006 meeting of the Board.

(7)
On April 1, 2006, Mr. Federico resigned from his position as President and Chief Executive Officer of the Company as part of the Company’s transition plan to promote Mr. Milinazzo to those positions.  As part of such transition, Mr. Federico voluntarily terminated his employment with the Company for “good reason” under his employment agreement with the Company.  Mr. Federico remains a director of the Company.  See “Agreements with Named Executive Officers - Executive Employment Agreement for Charles W. Federico.”  Since Mr. Federico is listed in this Summary Compensation Table, he is not listed in the Director Compensation Table below.

(8)
This amount consists of a compensation expense recorded in 2006 as a result of the acceleration of stock options in connection with the termination of his employment with the Company.  See “Agreements with Named Executive Officers - Executive Employment Agreement for Charles W. Federico.”

(9)
Under the terms of his employment agreement and as calculated in accordance with our annual incentive program, Mr. Federico was paid $49,874 as a pro rata bonus for his services to the Company through April 1, 2006.  See “Agreements with Named Executive Officers - Executive Employment Agreement for Charles W. Federico.”

(10)
This amount includes $518,275 received as a salary-related severance payment under his employment agreement resulting from his termination of employment, $41,250 for partial year service as a non-employee director, $3,394 for car allowance, $3,786 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance, $2,640 for an annual physical.

(11)
This amount includes $10,800 for car allowance, $1,067 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance, $600 for tax preparation fees, $8,800 for 401k matching and $8,962 for spousal travel expenses in connection with the December 2006 meeting of the Board.

(12)
This amount includes $10,800 for car allowance, $253 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance, $8,800 for 401k matching and $8,686 for spousal travel expenses in connection with the December 2006 meeting of the Board.

(13)	This amount includes $10,800 for car allowance, $750 for 401k matching and $270 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance.

(14)
Mr. Mould’s employment with the Company terminated pursuant to the terms of an agreement effective as of February 23, 2006.  Mr. Mould forfeited 4,034 vested stock options, which expired 180 days after his termination date.

(15)
Includes $433,773 received as a severance payment under his employment agreement with Intavent Orthofix Limited resulting from his termination of employment, $6,782 for car allowance, $12,914 for private healthcare benefits paid by, or on behalf of, the Company and $1,842 for benefits as required by the applicable U.K. pension arrangement for local employees.

As discussed above in “Compensation Discussion and Analysis,” our compensation program for executive officers and other key employees consists of three primary elements: annual salary; performance-based incentives in the form of annual cash bonuses; and long-term equity-based incentives in the form of stock options granted under our current 2004 LTIP.  That section also explains how salary and bonus relate in proportion to overall compensation.  For a discussion of each named executive officer’s employment agreement, including the terms of Mr. Federico’s post-termination compensation, see “Agreements with Named Executive Officers.”  That section includes a description of any applicable potential bonus levels under the annual incentive program for the named executive officers.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding plan-based awards granted during the fiscal year ended December 31, 2006 to the named executive officers.  For any named executive officer not listed on the following table, no information was applicable.

Name	Grant Date	Approval Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Equity Award(1)

(a)	(b)		(j)	(k)	(l)
Alan W. Milinazzo	04/11/2006	04/11/2006	100,000	39.94	1,389,141
Thomas Hein	6/30/2006	06/07/2006	30,000	38.11	400,015
Michael M. Finegan	6/29/2006	06/07/2006	50,000	38.11	666,690
Raymond C. Kolls	6/30/2006	6/07/2006	30,000	38.11	400,015
Bradley R. Mason	6/30/2006	6/07/2006	20,000	38.11	266,675
_______________

(1)	Amounts shown reflect the grant date fair value of the stock options awarded calculated in accordance with FAS 123R.

The awards reflected in the table above were all made under the 2004 LTIP.  For information relating to the 2004 LTIP and our other equity compensation plans, see “Executive Compensation - Compensation Discussion and Analysis - Elements of In-Service Executive Compensation - Long-Term Equity-Based Incentives.”  For information relating to each named executive officer’s employment agreement, see “Agreements with Named Executive Officers.”  For information on grants of awards to our directors under the 2004 LTIP, see “Director Compensation.”  All non-equity incentive plan awards have been paid to named executive officers for 2006.  See Summary Compensation Table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2006.  For any named executive officer not listed on the following table, no information was applicable.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Alan W. Milinazzo	20,000	40,000(2)	46.33	09/01/2015
	-	100,000(3)	39.94	04/11/2016
Total	20,000	140,000	-	-
Thomas Hein	15,000	-	16.625	05/10/2010
	7,500	-	25.00	06/08/2011
	12,500	-	33.00	05/14/2012
	10,000	-	32.18	08/06/2013
	6,667	3,333(4)	34.81	10/04/2014
	2,534	1,266(5)	37.76	12/02/2014
	6,667	13,333(6)	43.04	06/30/2015
	-	30,000(7)	38.11	06/30/2016
Total	60,868	47,932	-	-
Michael M. Finegan	-	50,000(8)	38.11	06/29/2016
Total	-	50,000	-	-
Raymond C. Kolls	-	15,000(9)	38.40	07/01/2014
	4,434	8,866(10)	43.04	06/30/2015
	-	30,000(11)	38.11	06/30/2016
Total	4,434	53,866	-	-
Bradley R. Mason	22,500	127,500(12)	38.00	12/30/2013
	6,667	13,333(13)	43.04	06/30/2015
	-	20,000(14)	38.11	06/30/2016
Total	29,167	160,833	-	-
______________

(1)	All options listed in this column are vested.

(2)	The options vested in a one-third increment on September 1, 2006, and the second and third increments vest on September 1, 2007 and September 1, 2008.

(3)	The options vest in one-third increments on April 11, 2007, April 11, 2008 and April 11, 2009.

(4)	The options vested in one-third increments on October 4, 2005 and October 4, 2006, and the third increment vests on October 4, 2007.

(5)	The options vested in one-third increments on December 2, 2005 and December 2, 2006, and the third increment vests on December 2, 2007.

(6)	The options vested in a one-third increment on June 30, 2006, and the second and third increments vest on June 30, 2007 and June 30, 2008.

(7)	The options vest in one-third increments on June 30, 2007, June 30, 2008 and June 30, 2009.

(8)	The options vest in one-third increments on June 29, 2007, June 29, 2008 and June 29, 2009.

(9)	The options vest on July 1, 2007.

(10)	The options vested in a one-third increment on June 30, 2006, and the second and third increments vest on June 30, 2007 and June 30, 2008.

(11)	The options vest in one-third increments on June 30, 2007, June 30, 2008 and June 30, 2009.

(12)	The options vest on December 30, 2007.

(13)	The options vested in a one-third increment on June 30, 2006, and the second and third increments vest on June 30, 2007 and June 30, 2008.

(14)	The options vest in one-third increments on June 30, 2007, June 30, 2008 and June 30, 2009.

Unless stated otherwise in the footnotes above and except for any awards under the Staff Share Plan, Performance Accelerated Stock Option Inducement Agreements or similar awards, all stock options vest equally in one-third increments beginning on the first anniversary of the date of grant, so long as the grantee remains an employee of the Company.  For a summary of our standard option agreement, see “Executive Compensation - Compensation Discussion and Analysis - Elements of In-Service Executive Compensation - Long-Term Equity-Based Incentives.”

OPTION EXERCISES AND STOCK VESTED

The following table provides information about the number of shares issued upon option exercises, and the value realized on exercise, by our named executive officers during fiscal 2006.  For any named executive officer not listed on the following table, no information was applicable.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
(a)	(b)	(c)
Charles W. Federico	299,400	4,854,204
Galvin Mould	48,617	548,365

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

 In 2006 we entered into new employment agreements with Messrs. Milinazzo, Hein, Finegan and Kolls.  We also have an employment agreement with Mr. Mason.  While Mr. Federico no longer serves as our Chief Executive Officer, he continues to serve as a member of the Board and he currently provides services to the Company as a consultant.

Executive Employment Agreements for Alan W. Milinazzo, Thomas Hein, Michael M. Finegan and Raymond C. Kolls

On July 13, 2006 we entered into new employment agreements with each of Mr. Milinazzo, Mr. Hein, Mr. Finegan and Mr. Kolls through our subsidiary, Orthofix Inc. as part of the executive compensation and employment agreement review described above.  Each employment agreement is effective as of April 1, 2006, except for Mr. Finegan’s, which is effective as of July 13, 2006.  We guarantee the obligations of Orthofix Inc. under each agreement.  The agreements contain substantially similar terms, except for a few items particular to each individual, including title, level of pay and other material differences noted below.  Each agreement is for an initial term lasting through April 1, 2009, with automatic one-year renewals on April 1, 2009 and April 1, 2010 unless either party notifies the other party of its intention not to renew at least 180 days prior to a renewal period as set forth in the agreement.  Each agreement further provides that if a change of control (as that term is defined in each agreement) occurs after April 1, 2007, the agreement will automatically be extended for two years only from the change of control date (as that term is defined in each agreement).

Compensation

Prior to entry into these agreements, Mr. Milinazzo and Mr. Kolls were parties to separate change of control agreements with Orthofix Inc. dated September 1, 2005 and February 18, 2005, respectively, but they did not have employment agreements.  Mr. Hein had an employment agreement with Orthofix Inc. dated March 1, 2003 that would have expired in March 2007 in accordance with its terms.  As Mr. Finegan was a newly hired employee of the Company, he was not previously a party to any employment-related agreements with the Company.

Under the new agreements, each executive officer’s previous agreement terminated (with the exception of Mr. Finegan, as noted above) and each executive officer agreed to serve the Company and Orthofix Inc. in the capacities noted below.  The compensation levels for each executive officer under the agreements are also noted below.  These dollar amounts reflect 2007 pay raises and may be further amended from time to time by the Committee.  These salary levels may only be decreased if the decrease is the result of a general reduction affecting the base salaries of all other executive officers that does not disproportionately affect the executive officer and does not reduce the executive officer’s base salary to a rate that is less than 90% of the executive officer’s then current base salary amount.

Name	Title	Base Salary (annualized)
Alan W. Milinazzo	President and Chief Executive Officer of Orthofix International N.V.; Chief Executive Officer of Orthofix Inc.	$451,500
Thomas Hein	Chief Financial Officer of Orthofix International N.V. and Orthofix Inc.	$270,375
Michael M. Finegan	Vice President of Corporate Development of Orthofix International N.V. and Orthofix Inc.	$245,000
Raymond C. Kolls	Senior Vice President, General Counsel and Corporate Secretary of Orthofix International N.V. and Orthofix Inc.	$233,640

Each executive officer participates in our annual incentive program described above.  At the outset of each year the Compensation Committee establishes target performance goals and a range of performance around the target performance goals for which a bonus would be paid.  The amount of the bonus the executive officer can earn is determined based on a percentage of annualized base salary multiplied by the percentage of his annualized base salary multiplied by this targeted performance actually achieved.  An executive officer can earn from zero percent of this targeted bonus to 150%  of his targeted bonus based upon actual perfomance measured against the range of established performance goals.  In 2007, for: (1) Mr. Milinazzo, if 100% of target performance goald are met, a bonus of 50% of his annual base salary can be earned; If 150% of target performance goals are met, a bonus of 75% of his annual base salary can be earned: (2) Mr. Hein, if 100% of target performance goals are met, a bonus of 45% of his annual base salary can be earned; if 150% of target performance goals are met, a bonus of 67.5% of his annual base salary can be earned; (3) Mr. Kolls, if 100% of target performance goals are met, a bonus of 45% of his annual base salary can be earned; if 150% of target performance goals are met, a bonus of 67.5% of his annual base salary can be earned; and (4) Mr.Finegan, if 100% of target performance goals are met, a bonus of 40% of his annual base salary can be earned; if 150% of target performance goals are met, a bonus of 60% of his annual base salary can be earned.  Amounts actually paid to each executive officer will depend on whether or not the various performance goals under the program are attained, the ranges described above and the discretion of the Committee.  In addition, each executive officer is eligible to receive additional bonus or incentive compensation as established by the Committee from time to time in its sole discretion.

In addition, these executive officers are eligible to receive option grants under the 2004 LTIP or other stock-based compensation plans that we may establish from time to time.  Under the agreements, the executive officers and their eligible dependents will generally be entitled to participate in our employee benefit plans such as welfare benefit plans and savings and retirement plans to the same extent as other senior executive officers of the Company or by virtue of each executive officer’s position, salary, tenure and other qualifications.

Termination

Each agreement may be terminated as follows:

•	By mutual written agreement of Orthofix Inc. and the executive officer;

•	Upon the executive officer’s death;

•
By Orthofix Inc. in the event the executive officer incurs a disability (as that term is defined in each agreement) for a continuous period exceeding 90 days or for a total of 180 days during any period of 12 consecutive months;

•	By the executive officer for good reason (as that term is defined in each agreement);

•	By Orthofix Inc. for cause (as that term defined in each agreement) or without cause; or

•	By the executive officer voluntarily.

For a description of potential payments upon termination or change of control, see “Potential Payments upon termination or Change of Control - Potential Payments to Alan W. Milinazzo, Thomas Hein, Michael M. Finegan and Raymond C. Kolls.”

Section 280G

Generally, if it is determined that any amount or benefit payable to an executive officer under his agreement or otherwise in conjunction with his employment would give rise to liability of the executive officer for the excise tax imposed by Section 4999 of the Internal Revenue Code or any successor provision, then the amount or benefits payable to that executive officer shall be reduced in a manner mutually agreeable to the parties in writing to the extent necessary so that no portion is subject to those provisions.  This reduction shall only be made if the net amount of payments, as so reduced (and after deduction of applicable federal, state, and local income and payroll taxes on the reduced payments other than the excise tax (as that term is defined in each agreement) is greater than the excess of (1) the net amount of the payments, without reduction (but after making the above referenced deductions) over (2) the amount of excise tax to which the executive officer would be subject in respect of those payments.

Certain Other Provisions

The employment agreements contain non-competition and non-solicitation covenants effective so long as the executive officers are employees of any member of the Company’s parent group and for a period of one year after the employment is terminated.  In the event the termination of the executive officer’s employment is for good reason or without cause and occurs during a change of control period, the effectiveness of those non-competition and non-solicitation covenants extends to a period of two years in the case of Mr. Milinazzo and 18 months in the case of Mr. Hein, Mr. Finegan and Mr. Kolls.  The agreements also contain confidentiality and assignment of inventions provisions that last indefinitely.

We paid all reasonable legal fees and expenses of each executive officer’s counsel in connection with the preparation and negotiation of each employment agreement.  In addition, if a dispute arises under or in connection with an executive officer’s agreement, we will be responsible for our own fees, costs and expenses and shall pay to the executive officer an amount equal to all reasonable attorneys’ and related fees, costs and expenses incurred by the executive officer in connection with the arbitration of that dispute unless the arbitrator determines that the executive officer (1) did not commence or engage in the arbitration with a reasonable, good faith belief that his claims were meritorious or (2) the executive officer’s claims had no merit and a reasonable person under similar circumstances would not have brought the claims.

Orthofix Inc.’s obligation to pay or provide any benefits under each agreement (other than any benefits as a result of death) is conditioned upon the executive officer signing a release of claims in favor of the Company and its affiliates.

Executive Employment Agreement for Bradley R. Mason

We entered into an employment agreement with Mr. Mason effective as of December 30, 2003 in connection with the acquisition of Breg, Inc.  Mr. Mason serves as a Vice President of the Company and President of Breg, Inc.  The initial term of the agreement was two years and the agreement was automatically extended in 2006 and 2007 for additional one-year periods.  The agreement expires December 31, 2007.

Compensation

Under the agreement, Mr. Mason is entitled to a base salary and a bonus as determined by our Board of Directors. The agreement provides for an annual base salary of at least $250,000, which may only be decreased if such decrease is a result of a general reduction (on the same percentage basis) affecting the base salaries of substantially all other executive officers.  For 2006, the base salary of Mr. Mason was $257,500 and he received an annual bonus of $24,720.  Mr. Mason was granted an inducement stock option award to purchase 150,000 shares of our common stock.  See “Executive Compensation - Compensation Discussion and Analysis - Elements of In-Service Executive Compensation - Long-Term Equity-Based Incentives - Performance Accelerated Stock Option Inducement Agreements.”

Termination

The agreement may be terminated as follows:

•	Upon Mr. Mason’s death or retirement;

•
By Orthofix International N.V. in the event Mr. Mason incurs a disability (as that term is explained in the agreement) for a continuous period exceeding 120 days during any period of 12 consecutive months and he is qualified and eligible to receive disability benefits;

•	By Mr. Mason for good reason (as that term is defined in the agreement) not later than 90 days following the event constituting good reason; or

•	By Orthofix International N.V. for cause (as that term defined in the agreement) or without cause.

For a description of potential payments upon termination or change of control, see “Potential Payments upon termination or Change of Control - Potential Payments to Bradley F. Mason.”

Certain Other Provisions

The agreement contains a non-competition covenant that lasts for one year following a termination of employment to the extent Mr. Mason has received, or will be receiving, any payments or benefits pursuant to the agreement, and confidentiality and assignment of inventions provisions that last indefinitely. In addition, the agreement also contains a non-solicitation provision that lasts for two years following a termination of employment for any reason.

Executive Employment Agreement for Charles W. Federico

On April 15, 2005, together with our subsidiary, Orthofix Inc., we entered into an employment agreement with Mr. Federico for him to continue to serve as our President and Chief Executive Officer.  The agreement was amended on December 29, 2005 in order to comply with Section 409A of the Internal Revenue Code.  The agreement was part of our transition plan to secure Mr. Federico’s short-term employment during the anticipated hiring of a new Chief Executive Officer.  On February 16, 2006, we appointed Alan W. Milinazzo to succeed Mr. Federico as President and Chief Executive Officer of the Company effective April 1, 2006.  Mr. Federico resigned his employment from the Company for good reason (as that term is defined in the agreement) as of April 1, 2006.  At such time, other than post-termination obligations, the employment provisions of the agreement also terminated.  While Mr. Federico is no longer an employee, he remains a director of the Company.  Under the agreement, as of April 15, 2007 he provides consulting services to the Company until December 31, 2010.  We pay Mr. Federico (1) $50,000 per year so long as he remains a director of the Company and (2) $110,000 per year during such time as he provides consulting services, but is not a director.  In addition, Mr. Federico and his dependents will be entitled to group health benefits (or the financial equivalent thereof) during the consulting period. He will also be provided with secretarial support in order to assist him in the performance of his consulting duties.  Mr. Federico and his dependents will continue to receive employee welfare benefits (or their monetary value) during his consulting period.

The agreement contains non-solicitation covenants, a non-competition covenant and a confidentiality restrictive covenant.  Mr. Federico was required to extend the terms of these restrictive covenants in writing through the period of any post-termination consulting period and for one year following the end of the consulting period as a condition to his providing consulting services to the Company.  He executed this confirmation on March 26, 2007 and extended these terms until December 31, 2011.

Pursuant to the terms of the agreement, the base salary for Mr. Federico was $464,472.96 and he was eligible to receive an annual bonus. As a result of his termination for good reason prior to expiration of the agreement’s two-year employment term, on October 1, 2006 we paid Mr. Federico a lump sum severance amount of $518,275 (representing his highest monthly base salary in effect in the preceding three years of $498,340 multiplied by the 12.5 months remaining in the employment term).  In addition, under the terms of the agreement and as calculated in accordance with our annual incentive program, Mr. Federico was paid $49,874 as a pro rata bonus for his services to the Company through April 1, 2006.  Under the terms of the agreement, Mr. Federico also continued to participate in any employee welfare benefit plans until the end of the employment term.  Mr. Federico was fully vested in any outstanding options he held at the end of 2006.  He exercised all of these options and realized a value of $4,854,204.

Settlement Agreement for Galvin Mould

We entered into a settlement agreement with Mr. Mould in connection with his termination effective as of February 23, 2006.  Mr. Mould served as the President of the International Division of Orthofix since January 1, 2004.  Under the settlement agreement, Mr. Mould was entitled to his salary accrued up to the termination date and a $25,344 bonus.   This bonus was paid in 2006 for performance in 2005 pursuant to our annual incentive program.  Additionally, Mr. Mould received a settlement sum of £214,250.  We will also maintain Mr. Mould’s medical insurance coverage until February 22, 2007, which coverage is valued at £4,836.  Mr. Mould agreed to release any claims against the Company as a condition to receiving the settlement sum and the other arrangements in the settlement agreement.  Mr. Mould received an additional sum of £34,973 in exchange for agreeing to certain restrictions, including confidentiality and 6-month no solicitation of clients, customers and employees and non-compete obligations.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Potential Payments to Alan W. Milinazzo, Thomas Hein, Michael M. Finegan and Raymond C. Kolls

Termination

Under their employment agreements, each of Mr. Milinazzo, Mr. Hein, Mr. Finegan and Mr. Kolls is generally entitled to receive the following in the event of termination as a result of death, disability, for good reason or without cause:

•	Any amounts actually earned or owing through the date of termination (such as base salary, incentive compensation or accrued vacation) payable within 30 days after the date of termination.

•
An amount equivalent to a multiple of the executive officer’s Base Amount payable within 30 days after the date of termination calculated as set forth in the employment agreement.  This multiple increases as described below for payments triggered following a change of control.  “Base Amount” means an amount equal to the sum of:

(1)	the executive officer’s annual base salary at the highest annual rate in effect at any time during the term of employment; and

(2)
the greater of (a) the executive officer’s target bonus in effect during the fiscal year in which termination of employment occurs, or (b) the greater of (i) the average of his annual bonuses actually earned for the two years ending immediately prior to the year in which termination of employment occurs or (ii) the average of his annual bonuses actually earned for the two years ending immediately prior to the change of control or potential change of control (as those terms are defined in the employment agreement), in each case with adjustments made for eligibility and any partial years.

•
All stock options previously granted to the executive officer will vest in full and be immediately exercisable.  Any risk of forfeiture included in restricted stock grants will immediately lapse.  If the executive officer’s termination is for good reason or without cause, the executive officer will have until the later of (1) December 31st of the year that his options would otherwise expire due to his termination or (2) two and one-half months after the date his options would otherwise expire, to exercise any outstanding stock options.

•
Continuation of basic employee group welfare benefits (but not pension, retirement, profit-sharing, severance or similar compensatory benefits) for him and dependents substantially similar to those being received immediately prior to termination for a certain amount of time.

•	Up to $25,000 for incurred outplacement fees during the 24-month period following the date of termination.

In each case above, certain provisions or limitations may be made to comply with Section 409A of the Internal Revenue Code, including the delay of payments until the first day of the seventh month following the date of termination if the payment would otherwise be expected to trigger imposition of the additional tax under Section 409A.

In the event of termination for cause or as a result of voluntary termination by the executive officer, the executive officer will only be entitled to receive the following:

•	Any amounts actually earned or owing through the date of termination (such as base salary, incentive compensation or accrued vacation); and

•
Any benefits under the Company’s stock plans or employee benefit plans available resulting from the termination events (including under COBRA), without the agreement granting any greater rights with respect to such matters than provided for in such plans.

Change of Control

All agreements provide for a “double-trigger” so that a change of control (as that term is defined in the agreement) alone does not grant the executive officer any specific right to terminate his employment agreement or receive severance benefits, but it can result in increased payments in the event of termination for good reason or without cause during the change of control period (as that term is defined in the agreement).  The multiple applicable to the executive officer’s Base Amount increases as described below for payments triggered following a change of control. The agreements do not alter any rights the executive officers may have under separate stock option agreements with the Company, and these agreements provide that all stock options immediately vest upon a change of control (as that term is defined under the 2004 LTIP) without reliance on any other triggering event.

Estimated Payments

The following table reflects the estimated payments and benefits that would be provided to each of these executive officers upon their termination or upon a change of control pursuant to the terms of their respective employment agreements.  For purposes of this table, we assume that the triggering event took place on December 29, 2006 (the last business day of our 2006 fiscal year) and the price per share of our common stock is the $50.00 closing market price as of that date.  For any triggering event that presupposes a change of control, we assume a change of control has so occurred.

Name	Triggering Event	Lump Sum Severance Payment ($)	Value of Stock-Based Rights ($) (1)	Value of Welfare Benefits ($)	Fees and Expenses of Out-placement Firm ($) (2)	Total ($) (3)
Alan W. Milinazzo	Termination for death, disability, good reason or without cause	967,500	1,152,800	18,981(4)	25,000	2,164,281
	Termination for cause or voluntary termination	-	-	-	-	-
	Change of control (5)	-	1,152,800	-	-	1,152,800
	Termination for good reason or without cause within a change of control period (6)	1,290,000	-	25,308(7)	25,000	1,340,308
Thomas Hein	Termination for death, disability, good reason or without cause	378,525	515,622	13,787(8)	25,000	932,934
	Termination for cause or voluntary termination	-	-	-	-	-
	Change of control (5)	-	515,622	-	-	515,622
Termination for good reason or without cause within a change of control period (6)	567,788	-	20,681(4)	25,000	613,469

Michael M. Finegan	Termination for death, disability, good reason or without cause	330,750	594,500	10,492(8)	25,000	960,742
	Termination for cause or voluntary termination	-	-	-	-	-
	Change of control (5)	-	594,500	-	-	594,500
	Termination for good reason or without cause within a change of control period (6)	496,125	-	15,738 (4)	25,000	536,863
Raymond C. Kolls	Termination for death, disability, good reason or without cause	296,331	592,407	10,745 (8)	25,000	924,483
	Termination for cause or voluntary termination	-	-	-	-	-
	Change of control (5)	-	592,407	-	-	592,407
	Termination for good reason or without cause within a change of control period (6)	444,497	-	16,118 (4)	25,000	485,615
_______________

(1)	The amount disclosed is the value of the accelerated options calculated as the difference between the exercise price and the closing price as of December 29, 2006.

(2)	Maximum fees and expenses during 24 months following date of termination.

(3)
In addition to this amount, if a dispute arises under or in connection with an agreement the Company will be responsible for its own fees, costs and expenses and shall pay to the executive officer an amount equal to all reasonable attorneys’ and related fees, costs and expenses incurred by the executive officer in connection with the arbitration of that dispute subject to certain exceptions, as discussed below.

(4)	For 18 months post-termination (assuming the executive officer does not secure coverage from new employment during that time).

(5)
The stock option agreements under the 2004 LTIP provide that the exercisability of outstanding options accelerates upon a change of control.  As noted above, all the employment agreements provide for a “double-trigger” so that a change of control (as that term is defined in the employment agreement) alone does not grant the executive officer severance benefits.  The definition of this event in the executive officer’s stock option agreement is different than that provided in each executive officer’s employment contract.

(6)
As defined in the employment contract, a “change of control period” means the 24 month period commencing on the date of a change of control (as that term is defined in the agreement).  This period will instead commence on the date immediately prior to the date of the executive officer’s termination if the termination is prior to the change of control date under certain circumstances set forth in the agreement.  If this event were to occur simultaneously with the change of control, the executive would also receive the benefits described under “Change of control” in the table above.  If termination occurs following the “Change of control,” the executive officer will receive these benefits in addition to those described under “Change of control” above.

(7)	For 24 months post-termination (assuming the executive officer does not secure coverage from new employment during that time).

(8)	For 12 months post-termination (assuming the executive officer does not secure coverage from new employment during that time).

Potential Payments to Bradley R. Mason

Termination

Under his employment agreement, if Mr. Mason is terminated without cause he is entitled to receive a lump sum payment equal to:

•	the average of his annual base salary at the highest rate in effect in the 90-day period immediately before the termination and his annual base salary for the year preceding the termination;

•	the average of his annual bonuses for the two years before the year in which the termination occurs; and

•	his annual automobile allowance.

Upon a resignation for good reason (as such term is defined in the agreement), Mr. Mason is entitled to half the amount that he would receive had he been terminated without cause. Under either circumstance, Mr. Mason will be entitled to continuation of his welfare benefits for up to one year following his termination.  The exercise period of any stock options held by Mr. Mason will continue for the lesser of one year of his securing new employment following a termination without cause and six months following a resignation for good reason.  However, the inducement stock award granted to him is governed by the terms and conditions of the applicable Performance Accelerated Stock Option Inducement Agreement. We are also required to provide Mr. Mason with reimbursement for outplacement services of up to $20,000 upon a termination without cause or resignation for good reason.

If Mr. Mason’s employment is terminated for cause (as such term is defined in the agreement) or due to death, disability or retirement, Mr. Mason will not be entitled to the foregoing benefits.  If Mr. Mason’s employment is terminated (for any reason by either party), he shall relinquish his equity interest of 0.1% in Breg Mexico S. de R.I. de C.V. to the Company for no consideration.

Change of Control

If there is a change of control (as such term is defined in the agreement) of the Company:

•	the term of the agreement automatically extends for one year from the date of the change of control (unless the then current term is greater than one year);

•
all stock options and stock appreciation rights will vest automatically (provided, however, that the inducement stock award granted to Mr. Mason is governed by the terms and conditions of the applicable Performance Accelerated Stock Option Inducement Agreement); and

•	any forfeiture provisions included in Mr. Mason’s restricted stock awards will immediately lapse.

In addition, in the event that Mr. Mason is terminated without cause or resigns for good reason following a change of control, he is entitled to receive a lump sum payment equal to:

•
the greater of (1) the average of his annual base salary at the highest rate in effect in the 90-day period immediately before the termination and his annual base salary for the year preceding the termination and (2) the average of his annual base salary in effect immediately before the change of control and his annual base salary for the year preceding the change of control;

•
the greater of (a) the average of his annual bonuses for the two years before the year in which the termination occurs and (b) the average of his annual bonuses for the two years before the year in which the change of control occurs; and

•	his annual automobile allowance.

The agreement also provides that, in the event that any payments made to Mr. Mason constitute “excess parachute payments” under Section 280G of the Internal Revenue Code, then the amounts to be paid to him will be reduced so that no excess parachute payments exist.

Estimated Payments

The following table reflects the estimated payments and benefits that would be provided to Mr. Mason upon his termination or upon a change of control pursuant to the terms of his employment agreement.  For purposes of this table, we assume that the triggering event took place on December 29, 2006 (the last business day of our 2006 fiscal year) and the price per share of our common stock is the $50.00 closing market price as of that date.  For any triggering event that presupposes a change of control, we assume a change of control has so occurred.

Triggering Event	Lump Sum Severance Payment ($) (1)	Value of Stock-Based Rights ($)	Value of Welfare Benefits ($) (2)	Fees and Expenses of Out-placement Firm ($) (3)	Total ($)
Termination without cause	293,020	-	10,488	20,000	323,508(4)
Termination for good reason	146,510	-	10,488	20,000	176,998(4)
Termination for cause or voluntary termination	-	-	-	-	-
Change of control	-	1,860,598 (5)	-	-	1,860,598
Termination for good reason or without cause within a change of control period	293,020	-	10,488	20,000	323,508(6)
_______________

(1)	Includes accrued vacation amounts to be paid under California law.

(2)	For 12 months post-termination (assuming the executive officer does not secure coverage from new employment during that time).

(3)	We will be responsible for any costs and expenses incurred in hiring an executive outplacement firm for Mr. Mason, up to the amount disclosed.

(4)
In addition to this amount, if a dispute arises under or in connection with the employment agreement each party will be responsible for its own fees, costs and expenses, but if employee is the prevailing party we shall pay to Mr. Mason an amount equal to all attorneys’ and related fees, costs and expenses.

(5)
Mr. Mason’s employment agreement and PASO agreement provide that the exercisability of outstanding options accelerates upon a change of control.  The amount disclosed is the value of the accelerated options calculated as the difference between the exercise price and the closing price as of December 29, 2006.

(6)
In addition to this amount, if a dispute arises under or in connection with the employment agreement Mr. Mason may retain counsel at the expense of the Company to represent him in any legal proceeding arising out of such agreement.  Without respect to whether Mr. Mason prevails, we shall pay to Mr. Mason an amount equal to all attorneys’ and related fees, costs and expenses (subject to certain exceptions).

Payments to Charles W. Federico

Mr. Federico resigned his employment from the Company for good reason effective April 1, 2006.  See “Agreements with Named Executive Officers - Executive Employment Agreement for Charles W. Federico” for a description of the payments made to Mr. Federico and other arrangements agreed in connection with the termination of his employment.

Payments to Galvin Mould

Mr. Mould’s employment with the Company terminated pursuant to the terms of an agreement effective as of February 23, 2006.  See “Agreements with Named Executive Officers - Settlement Agreement for Galvin Mould” for a description of the payments made to Mr. Mould and other arrangements agreed in connection with the termination of his employment.

DIRECTOR COMPENSATION

Directors are traditionally elected each year at the Annual General Meeting of Shareholders, usually held in June.  Other director appointments occur from time to time as determined by the Board, for instance, in the event of vacancies on the Board resulting from a director’s death or resignation.  This year, Mr. Milinazzo was appointed to the Board on December 5, 2006, following Mr. Gaines-Cooper’s retirement from the Board.

Upon election or appointment to the Board, each Board member is currently entitled to an annual fee of $55,000 for his services, pro-rated for any partial year of service.  Chairmen of Committees are entitled to additional compensation ranging from $5,000 to $10,000 for serving in those capacities.  Further, the executive Chairman of the Board receives an annual fee of $200,000 in lieu of any other Board fees.  We do not pay any other meeting fees.  Under the 2004 LTIP, the Committee may grant stock options to non-employee directors.  No more than 30,000 options may be granted during a 5-year period with vesting generally occurring over at least a 3-year period.  As permitted by the plan, the Committee’s policy is to make a 30,000 option grant to each director upon his election to the Board, but it requires vesting in equal installments over a 5-year period.  Therefore, options vest at a rate of 6,000 shares per year so long as a director remains on the Board.  In 2006, we adopted a director compensation philosophy providing for a 60th percentile goal for total director compensation.  This is based on the same peer group benchmarking in order to mirror our approach to executive compensation.  As part of this process and at the request of the Committee, Towers Perrin conducted a competitive market analysis to determine competitive compensation levels for our directors.   As a result of this analysis, it was determined that our equity-based compensation to our directors was below our peer group based on our preferred percentile goals.  Based on this finding, the Compensation Committee has recommended a modified form of grants to non-employee directors.  For more information on these proposed additional grants, see Proposal 2 in our 2007 proxy statement.  For more information on the 2004 LTIP generally, see Proposal 2 in our 2007 proxy statement and “Executive Compensation - Compensation Discussion and Analysis - Elements of In-Service Executive Compensation - Long-Term Equity-Based Incentives.”

Mr. Federico resigned as our President and Chief Executive Officer effective as of April 1, 2006, but he continues to serve as a member of the Board.  Beginning in April 2007, in addition to regular Board compensation, Mr. Federico receives consulting fees and other benefits as described under the Summary Compensation Table.  See “Agreements with Named Executive Officers - Executive Employment Agreement for Charles W. Federico.”  For a full understanding of his compensation (including certain payments made to him on his ceasing to be an employee of Orthofix) and Mr. Milinazzo’s compensation, please also see the footnotes to the Summary Compensation Table.

The following table provides information regarding director compensation during the fiscal year ended December 31, 2006.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

(a)	(b)	(d)	(g)	(h)
Jerry C. Benjamin	65,000(5)	92,019	-	157,019
Robert Gaines-Cooper(6)	55,000	-	81,274(7)	136,274
James F. Gero - Chairman(8)	200,006	158,526	14,280(9)	372,812
Peter J. Hewett	55,000	-	143,599(10)	198,599
Guy J. Jordan	60,000(11)	91,321	11,997(12)	163,318
Thomas J. Kester	60,000(13)	78,841	10,281(14)	149,122
Walter P. von Wartburg	60,000(15)	100,596	-	160,596
Kenneth R. Weisshaar	55,000	91,321	-	146,321
Stefan Widensohler	55,000	91,321	-	146,321

(1)
Mr. Milinazzo and Mr. Federico were directors and executive officers during 2006.  As such, information about them and their compensation figures are only listed in the Summary Compensation Table above and not in this Director Compensation Table.

(2)	Each of our non-employee directors receives an annual fee of $55,000 for his services (pro-rated for partial years).

(3)
Amounts shown do not reflect compensation actually received.  Instead, the amounts shown are the 2006 compensation cost recognized for stock option awards for financial statement reporting purposes as determined pursuant to Statement of Financial Accounting Standards No. 123(R), or FAS 123R.  The assumptions used in the calculation of values of stock option awards are set forth under the section entitled “Share-based Compensation” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of this Form 10-K.  No stock options were granted to, or forfeited by, any of our directors during 2006. Our directors’ outstanding option awards as of December 29, 2006 are as follows: Mr. Benjamin - 36,000; Mr. Gaines-Cooper - 187,500; Mr. Gero - 56,000; Mr. Hewett - 63,300; Dr. Jordan - 30,000; Mr. Kester - 30,000; Dr. von Wartburg - 36,000; Mr. Weisshaar - 30,000; and Mr. Widensohler - 30,000.

(4)	Excludes perquisites and other personal benefits unless the aggregate amount of such annual compensation exceeded $10,000 for the director.

(5)	Mr. Benjamin received an additional $10,000 for his services as Chairman of the Audit Committee.

(6)	Mr. Gaines-Cooper voluntarily stepped down as director of the Company on December 5, 2006 and Mr. Milinazzo was appointed to fill the vacancy.

(7)
Upon his retirement from the Board, and in recognition of his significant contributions to the Company, in lieu of a retirement gift to Mr. Gaines-Cooper we made a charitable donation in his name to provide for the renovation and refurbishment of a library at a children’s school in the Seychelles.

(8)	Mr. Gero was a director and executive officer during 2006.

(9)
Includes $1,097 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance and $13,183 for spousal travel expenses in connection with the December 2006 meeting of the Board.

(10)	This amount includes $13,474 for spousal travel expenses in connection with the December 2006 meeting of the Board and $130,125 for consulting fees.

(11)	Dr. Jordan received an additional $5,000 for his services as Chairman of the Nominating and Governance Committee.

(12)	Amount consists of spousal travel expenses in connection with the December 2006 meeting of the Board.

(13)	Mr. Kester received an additional $5,000 for his services as Chairman of the Compensation Committee.

(14)	Amount consists of spousal travel expenses in connection with the December 2006 meeting of the Board.

(15)
In April 2007 it was decided to compensate Dr. von Wartburg in his role as chairman of an ad hoc group of Board members that assist the Board and senior management in reviewing selected communications to external audiences, including $5,000 for his service in 2006.

EQUITY COMPENSATION PLAN INFORMATION

Our primary equity compensation plan is the 2004 LTIP.  Some named executive officers continue to hold outstanding awards under our previous Staff Share Option Plan (including the Performance Accelerated Stock Option program) and Performance Accelerated Stock Option Inducement Grants, although we no longer grant awards under these plans.  All named executive officers are also eligible at their discretion to acquire shares of common stock pursuant to our Employee Stock Purchase Plan.  Each of the 2004 LTIP, the Staff Share Option Plan and the Employee Stock Purchase Plan has been approved by our shareholders.  The Performance Accelerated Stock Option Inducement Grants are not required to be approved by our shareholders.  For more information on our equity compensation plans, see “Executive Compensation - Compensation Discussion and Analysis - Elements of In-Service Executive Compensation - Long-Term Equity-Based Incentives.”

The following table provides aggregate information regarding the shares of our common stock that may be issued upon the exercise of options and rights under all of our equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Rights (#) (a)	Weighted-Average Exercise Price of Outstanding Options and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	2,064,361(1)	35.43	766,932(2)
Equity Compensation Plans Not Approved by Security Holders	200,000(3)	38.00	0
Total	2,264,361	35.66	766,932

(1)
Options were granted pursuant to the following plans:  the Staff Share Option Plan (including the Performance Accelerated Stock Option program) and the 2004 LTIP.  As mentioned above, there are currently no more shares available for issuance under the Staff Share Option Plan (including the Performance Accelerated Stock Option program).

(2)	Included are 141,023 registered shares available for issuance pursuant to the Employee Stock Purchase Plan and 625,909 shares remaining available for grant under the 2004 LTIP.

(3)
On December 30, 2003, in conjunction with the acquisition of Breg, Inc., we granted inducement stock option awards to two key executive officers of Breg, Inc.  These option grants were not approved by shareholders, and were granted in reliance on the NASD exception to shareholder approval for equity grants to new hires.  See “Executive Compensation - Compensation Discussion and Analysis - Elements of In-Service Executive Compensation - Long-Term Equity-Based Incentives - Previous Equity Compensation Plans - Performance Accelerated Stock Option Inducement Agreements” for more information on these grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

Who are the principal owners of Orthofix common stock?

The following table shows each person, or group of affiliated persons, who beneficially owned, directly or indirectly, at least 5% of Orthofix common stock as of April 25, 2007. Unless otherwise indicated, our information is based on reports filed with the SEC by each of the firms or individuals listed in the table below. You may obtain these reports from the SEC.

The Percent of Class figures for the common stock are based on shares of our common stock outstanding as of April 25, 2007. Except as otherwise indicated, each shareholder has sole voting and dispositive power with respect to the shares indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

FMR Corp 82 Devonshire Street Boston, MA 02109	2,458,858 (1)	14.9%

Robert Gaines-Cooper Orthofix International N.V. 7 Abraham de Veerstraat Curacao, Netherlands Antilles	1,613,200 (2)	9.8%

Paradigm Capital Management, Inc Nine Elk Street Albany, NY 12207	1,423,750 (3)	8.6%

Columbia Wanger Asset Management, L.P.(5) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,224,500 (4)	7.4%

(1)
Information obtained from Schedule 13G/A filed with the SEC by FMR Corp. (“FMR”) on February 14, 2007. The Schedule 13G/A discloses that, of these shares, FMR has sole power to vote or direct the vote of 288,800 shares and sole power to dispose or to direct the disposition of 2,458,858 shares.

(2)
Amount consists of (i) 332,700 shares owned directly, (ii) 693,000 shares owned by a trust in which Mr. Gaines-Cooper has an indirect interest, (iii) 400,000 shares owned by Venner Capital S.A. (formerly LMA International S.A.) and (iv) 187,500 currently exercisable stock options.  Information obtained by the Company from Mr. Gaines-Cooper.

(3)
Information obtained from Schedule 13G/A filed with the SEC by Paradigm Capital Management, Inc. (“Paradigm”) on February 14, 2007. The Schedule 13G/A discloses that, of these shares, Paradigm has sole power to vote or direct the vote of 1,423,750 shares and sole power to dispose or to direct the disposition of 1,423,750 shares.

(4)
Information obtained from Schedule 13G filed with the SEC by Columbia Wanger Asset Management, L.P. on January 12, 2007. The Schedule 13G discloses that, of these shares, Paradigm has sole power to vote or direct the vote of 1,064,500 shares, shared power to vote or direct the vote of 160,000 shares and sole power to dispose or to direct the disposition of 1,224,500 shares.

Common stock owned by Orthofix's directors and executive officers

The following table sets forth the beneficial ownership of our common stock, including stock options currently exercisable and exercisable within 60 days, as of April 25, 2007 by each director, each nominee for director, each executive officer listed in the Summary Compensation Table and all directors and executive officers as a group.  The percent of class figure is based on 16,530,374 shares of our common stock outstanding as of April 25, 2007.  All directors and executive officers as a group beneficially owned 761,279 shares of Orthofix common stock as of such date.  Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Bradley R. Mason	203,255	(1)	1.2%

James F. Gero	103,172	(2)	*

Peter J. Hewett	94,300	(3)	*

Jerry C. Benjamin	87,282	(4)	*

Thomas Hein	80,277	(5)	*

Alan W. Milinazzo	66,534	(6)	*

Raymond C. Kolls	35,067	(7)	*

Walter P. von Wartburg	18,000	(8)	*

Michael M. Finegan	16,667	(9)	*

Stefan Widensohler	14,000	(10)	*

Thomas J. Kester	13,000	(11)	*

Kenneth R. Weisshaar	12,500	(12)	*

Guy J. Jordan	12,000	(13)	*

Charles W. Federico	5,225	(14)	*

Galvin Mould	0		*

All directors, nominees for director and executive officers as a group (17 persons)	761,279		4.6%

*	Represents less than one percent.

(1)	Includes 42,501 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 160,754 shares owned indirectly.
(2)	Includes 27,600 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 75,572 shares owned directly.
(3)	Includes 63,300 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 31,000 shares owned directly.

(4)	Includes 18,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 69,282 shares owned directly.
(5)	Includes 77,535 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 2,742 shares owned directly.
(6)	Includes 53,334 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 13,200 shares owned indirectly.
(7)	Includes 33,867 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 1,200 shares owned directly.
(8)	Includes 18,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(9)	Includes 16,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(10)	Includes 12,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 2,000 shares owned directly.
(11)	Includes 12,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 1,000 shares owned directly.
(12)	Includes 12,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days and 500 shares owned directly.
(13)	Includes 12,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(14)	Amount consists of 4,325 shares owned directly and 900 shares owned indirectly.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Procedures for Approval of Related Person Transactions

The Company’s policies and procedures for the review, approval or ratification of related party transactions are set forth in our Code of Conduct and Ethics, which provides that the Audit Committee will review and approve all related-party transactions, as required by SEC and Nasdaq rules.  Nasdaq Marketplace Rules require us to conduct an appropriate review on an ongoing basis of all related-party transactions involving amounts greater than $120,000 for potential conflict of interest situations, and require that the Audit Committee or another independent committee of our Board approve all such transactions.

Transactions involving Robert Gaines-Cooper

Mr. Gaines-Cooper is the Chairman of Venner Capital S.A. (formerly LMA International S.A.) and is the settlor of a trust, which owns 100% of Venner Capital S.A.  Venner Capital S.A., which owns the distribution rights in Italy to the Laryngeal Mask (used to maintain the airway open during the administration of anesthesia) produced by The Laryngeal Mask Company Ltd., has awarded the distribution rights for the Laryngeal Mask in Italy to Orthofix S.r.l., a subsidiary of Orthofix.

Our United Kingdom distribution company, Intavent Orthofix Limited distributes Orthofix products, Laryngeal Mask products and other orthopedic products.  Until March 1, 2006 we had a Distribution Agreement with Intavent Limited and a Guarantee Agreement with Venner Capital S.A. for the supply of Laryngeal Mask products in the United Kingdom, Ireland and Channel Islands for an initial period of seven years, which expires in March 2010.  Effective March 1, 2006, Venner Capital, S.A. acquired all the intellectual property and assets relating to the Laryngeal Mask from Intavent Limited.  Therefore, as of March 1, 2006 our distribution agreement is with Venner Capital S.A.  In 2006, we paid Venner Capital S.A. $6.2 million for purchases of products to be distributed by Intavent Orthofix Limited under this distribution agreement.

Arrow Medical Limited (Arrow) supplies impads for use with the A-V Impulse System to Novamedix Distribution Limited and Novamedix Services Limited (collectively “Novamedix”), wholly-owned subsidiaries of the Company.  Venner Capital S.A. owns a 30% interest in Arrow.  In 2006, Novamedix purchased $4.4 million from Arrow for the supply of impads.

Inter Medical Supplies, a wholly-owned subsidiary of Orthofix, which manufactures Orthofix products, leased facilities in the Seychelles from Venner Capital S.A. under a three year lease which started in 2005.  This lease was terminated by the parties in 2006, and Inter Medical Supplies paid $75,000 to Venner Capital S.A. in 2006 pursuant to the lease and the termination thereof.

Loans to Charles W. Federico and Gary Henley

On January 10, 2002 we entered into full-recourse loans with Charles W. Federico and Gary Henley (former Senior Vice President and President of the Americas Division of Orthofix). Each loan had a principal amount of $145,200 and was entered into to assist Messrs. Federico and Henley in purchasing shares of OrthoRx Inc. common stock, a company in which we currently hold a minority interest.  Each loan had an annual interest rate of 3.97%, compounded annually and matured on the earlier of (1) January 10, 2007 and (2) the date Messrs. Federico or Henley, as applicable, ceased to be our employee, officer or director.  No principal or interest payments were due prior to the maturity date, and after such date, the loans bore an interest rate of 18% if not paid in full at such time.  The loans were secured by stock pledge agreements covering all shares of OrthoRx Inc. common stock owned by Messrs. Federico and Henley.  On April 4, 2006, Mr. Henley ceased being an officer or employee of Orthofix.  Prior to such time, he also served as a director of OrthoRx at the request of Orthofix.  Mr. Federico continues to serve as a director of Orthofix.

In October 2006 and January 2007, respectively, we entered into separate settlement agreements with each of Messrs. Henley and Federico with respect to disputes between Orthofix and each of them regarding their shares of OrthoRx Inc. and the outstanding obligations under the loans and related stock pledge agreements.  Under these settlement agreements and in full satisfaction of any and all amounts and obligations under the loans and stock pledge agreements, as well as in settlement of any disputes among the parties, Messrs. Henley and Federico (1) tendered all shares of OrthoRx Inc. held by them to Orthofix, (2) paid $40,000 each to Orthofix and (3) entered into various releases with Orthofix.

OrthoPro, Inc.

Gregory Federico, the son of Charles W. Federico, a director and former Orthofix Group President and Chief Executive Officer, is the owner of OrthoPro, Inc. (“OrthoPro”), which acts as an independent third-party distributor for Breg.  In 2006, Breg paid commissions to OrthoPro of $969,467.  The OrthoPro distributor relationship with Breg predates Orthofix’s acquisition of Breg in December of 2003 and commissions paid to OrthoPro are at a rate that the Company considers to be generally accepted in the industry.

Pro Ad, Inc.

Peggy Henley, the wife of Orthofix’s former Americas President Gary Henley, is the owner of Pro Ad, Inc. (“Pro Ad”), which supplies marketing and promotional materials to Orthofix Inc. and Breg.  In 2006, Orthofix Inc. and Breg, combined, paid to Pro Ad, approximately $121,536 for these items.

Director Independence

Of the directors who are standing for reelection at our 2007 annual general meeting of shareholders, the Board has determined that Messrs. Benjamin, Kester and Weisshaar, Dr. Jordan and Dr. von Wartburg are independent under the current listing standards of the Nasdaq Global Select Market and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth by category of service the total fees for services performed by Ernst & Young LLP during the fiscal years ended December 31, 2006 and December 31, 2005:

	2006	2005
Audit Fees	$2,229,000	$1,859,000
Audit-Related Fees	$133,000	$271,000
Tax Fees	$707,000	$799,000
All Other Fees	$7,000	$4,000
Total	$3,076,000	$2,933,000

Audit Fees

Audit fees in 2006 and 2005 consisted of the aggregate fees, including expenses, billed in connection with the audit of our annual financial statements, quarterly reviews of the financial information included in our quarterly reports on Form 10-Q, statutory audits of our subsidiaries and services that are normally provided by the independent registered public accounting firm and fees billed for professional services rendered for the audit of management’s assessment of the effectiveness of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Audit-related fees in 2006 and 2005 consists of the aggregate fees billed for assurance and related services and are not reported under “Audit Fees.”  These fees included fees billed for acquisition-related due diligence services, employee benefit plan audits and accounting consultations.

Tax Fees

Tax fees in 2006 and 2005 consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.  These fees included fees billed for federal and state tax review and consulting services, tax audit services and other tax consulting services.

All Other Fees

All Other Fees consist of aggregate fees billed for products and services other than the services reported above.  For fiscal years 2006 and 2005, this category included fees related to professional reference materials and publications.

Pre-Approval Policies and Procedures

The Audit Committee approves all audits, audit-related services, tax services and other services provided by Ernst & Young LLP.  Any services provided by Ernst & Young LLP that are not specifically included within the scope of the audit must be either (i) pre-approved by the entire Audit Committee in advance of any engagement or (ii) pre-approved by the Chairman of the Audit Committee pursuant to authority delegated to him by the other independent members of the Audit Committee, in which case the Audit Committee is then informed of his decision.  Under the Sarbanes-Oxley Act of 2002, these pre-approval requirements are waived for non-audit services where (i) the aggregate of all such services is no more than 5% of the total amount paid to the external auditors during the fiscal year in which such services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services and (iii) such services are approved by the Audit Committee prior to the completion of the audit engagement.  In 2006, all fees paid to Ernst & Young LLP for non-audit services were pre-approved.

In making its recommendation to appoint Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007, the Audit Committee has considered whether the services provided by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP and has determined that such services do not interfere with that firm’s independence in the conduct of its auditing function.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of report on Form 10-K

3.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2*	Articles of Association of the Company as Amended.

10.1	Orthofix Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.2	Orthofix International N.V. Staff Share Option Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

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

10.15
Voting and Subscription Agreement dated as of November 20, 2003, among Orthofix International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company’s current report on Form 8-K filed on January 8, 2004 and incorporated herein by reference.

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

10.18
Settlement Agreement dated February 23, 2006, between Intavent Orthfix Limited, a wholly-owed subsidiary of Orthofix International N.V. and Galvin Mould (filed as an exhibit to the Company’s annual report on Form 8-K filed on April 17, 2006 and incorporated herein by reference).

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

10.22
Credit Agreement, dated as of September 22, 2006, among Orthofix Holdings, Inc., Orthofix International N.V., certain domestic subsidiaries of Orthofix International N.V., Colgate Medical Limited, Victory Medical Limited, Swiftsure Medical Limited, Orthofix UK Ltd, the several banks and other financial institutions as may from time to time become parties thereunder, and Wachovia Bank, National Association (filed as an exhibit to the Company’s current report on Form 8-K filed September 27, 2006 and incorporated herein by reference).

10.23
Agreement and Plan of Merger, dated as of August 4, 2006, among Orthofix International N.V., Orthofix Holdings, Inc., New Era Medical Limited, Blackstone Medical, Inc. and William G. Lyons, III, as Equityholders’ Representative (filed as an exhibit to the Company's current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

10.24*	Employment Agreement, dated as of September 22, 2006, between Blackstone Medical, Inc. and Matthew V. Lyons

10.25**	Description of Orthofix International N.V.’s Annual Incentive Program including the Form of Participation Letters

21.1**	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Previously filed as an exhibit to this Annual Report on Form 10-K.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.
Dated: April 30, 2007	By:	/s/ Thomas Hein
		Name:	Thomas Hein
		Title:	Chief Financial Officer