Form 10-Q
period 2007-03-31
ORTHOFIX INTERNATIONAL N V
filed 2007-05-09
CIK 884624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐  No ☒

As of May 7, 2007, 16,540,041 shares of common stock were issued and outstanding.

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, unfavorable results in litigation matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations and the other risks described under Item 1A - “Business - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A - “Risk Factors” in this Form 10-Q.

PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share data and per share date)	March 31,	December 31,
	2007	2006
Assets	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$21,805	$25,881
Restricted cash	5,897	7,300
Trade accounts receivable, net	108,754	104,662
Inventories, net	78,127	70,395
Deferred income taxes	9,020	6,971
Prepaid expenses and other current assets	21,307	18,759
Total current assets	244,910	233,968
Securities and other investments	4,082	4,082
Property, plant and equipment, net	26,778	25,311
Patents and other intangible assets, net	257,692	261,159
Goodwill	314,389	313,070
Deferred taxes and other long-term assets	25,640	24,695
Total assets	$873,491	$862,285
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$2,738	$78
Current portion of long-term debt	3,300	3,334
Trade accounts payable	21,104	26,051
Other current liabilities	37,758	31,577
Total current liabilities	64,900	61,040
Long-term debt	307,255	312,055
Deferred income taxes	95,471	95,019
Other long-term liabilities	1,637	1,536
Total liabilities	469,263	469,650

Contingencies (Note 16)
Shareholders’ equity:
Common shares (16,501,062 and 16,445,859 shares issued at March 31, 2007 and December 31, 2006, respectively)	1,651	1,645
Additional paid-in capital	132,923	128,297
Retained earnings	253,500	248,433
Accumulated other comprehensive income	16,154	14,260
Total shareholders’ equity	404,228	392,635
Total liabilities and shareholders’ equity	$873,491	$862,285

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited, U.S. Dollars, in thousands except share and per share data)	2007	2006

Net sales	$117,032	$81,116
Cost of sales	30,796	21,459
Gross profit	86,236	59,657
Operating expenses
Sales and marketing	44,583	30,788
General and administrative	15,906	12,475
Research and development	6,337	2,964
Amortization of intangible assets	4,468	1,770
	71,294	47,997
Operating income	14,942	11,660

Interest expense, net	(5,664)	(145)
Other expense, net	(556)	(52)
KCI settlement, net of related costs	-	1,093
Income before minority interests and income taxes	8,722	12,556
Minority interests	(43)	-
Income before income taxes	8,679	12,556
Income tax expense	(2,412)	(4,310)

Net income	$6,267	$8,246

Net income per common share - basic	$0.38	$0.51

Net income per common share - diluted	$0.37	$0.51

Weighted average number of common shares - basic	16,464,571	16,020,250

Weighted average number of common shares - diluted	16,926,257	16,184,755

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited, U.S. Dollars, in thousands)	2007	2006

Cash flows from operating activities:
Net income	$6,267	$8,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,937	3,522
Amortization of debt costs	164	254
Provision for doubtful accounts	876	1,921
Deferred taxes	(2,978)	(951)
Stock based compensation	2,599	2,127
Minority interest	(10)	-
Step up of fair value in inventory	930	-
Other	(767)	(264)
Change in operating assets and liabilities:
Restricted cash	1,403	13,762
Accounts receivable	(4,597)	(3,680)
Inventories	(8,224)	(2,103)
Prepaid expenses and other	(2,474)	(202)
Accounts payable	(5,069)	(667)
Current liabilities	6,539	(20,194)
Net cash provided by operating activities	1,596	1,771

Cash flows from investing activities:
Investments in affiliates and subsidiaries	(985)	(1,108)
Capital expenditures	(4,571)	(1,618)
Net cash used in investing activities	(5,556)	(2,726)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,637	637
Tax benefit on non-qualified stock options	396	53
Repayment of long-term debt	(4,834)	(15,069)
Proceeds (repayments) of bank borrowings	2,631	(23)
Net cash used in financing activities	(170)	(14,402)
Effect of exchange rate changes on cash	54	176
Net decrease in cash and cash equivalents	(4,076)	(15,181)
Cash and cash equivalents at the beginning of the year	25,881	63,786
Cash and cash equivalents at the end of the period	$21,805	$48,605

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BUSINESS

Orthofix International N.V. (the “Company”) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic products market.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 3:	RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. As a result of the implementation of FIN 48, the Company recognized $1.2 million in additional liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of March 31, 2007, the Company’s unrecognized tax benefits totaled $1.5 million including interest of $0.2 million. All of the unrecognized tax benefits recorded would affect the Company’s effective tax rate if recognized.

The Company files a consolidated income tax return in the U.S. federal jurisdiction and numerous consolidated and separate income tax returns in many state and foreign jurisdictions. The following table summarizes these open tax years by major jurisdiction:

Open Tax Year
	Examination in	Examination not yet
Jurisdiction	Progress	Initiated

United States	N/A	2005-2006

Various States	1996-2005	1996-2005

Brazil	N/A	2004-2006

Cyprus	N/A	2005-2006

France	N/A	2002-2006

Germany	2003-2005	2006

Italy	N/A	2002-2006

Mexico	N/A	2000-2006

Netherlands	N/A	2004-2006

Puerto Rico	N/A	N/A

Seychelles	N/A	N/A

Switzerland	N/A	2004-2006

United Kingdom	N/A	2003-2006

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 4:	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Under SFAS No. 123(R), all stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The following table shows the detail of stock-based compensation by line item in the Condensed Consolidated Statements of Income:

(In thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cost of sales	$89	$31

Sales and marketing	551	210

General and administrative (1)	1,477	1,628

Research and development	253	112

Total	$2,370	$1,981

(1)	2006 amount includes $656 of stock-based compensation from the accelerated vesting of options associated with the transition of senior management in the first quarter of 2006.

NOTE 5:	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2007 presentation. The reclassifications have no effect on previously reported net income or shareholders’ equity.

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

Inventories were as follows:

	March 31,	December 31,
(In thousands)	2007	2006

Raw materials	$9,195	$8,384
Work-in-process	9,725	6,665
Finished goods	32,841	34,901
Field inventory (as described above)	9,493	7,485
Consignment inventory	23,929	20,173
	85,183	77,608
Less reserve for obsolescence	(7,056)	(7,213)
	$78,127	$70,395

NOTE 7:	ACQUISITIONS

The following acquisitions were recorded using the purchase method of accounting:

Blackstone Acquisition

On September 22, 2006, the Company purchased 100% of the stock of Blackstone Medical, Inc. (“Blackstone”) for a purchase price of $333.0 million plus acquisition costs and subject to certain closing adjustments. The acquisition and related costs were financed with approximately $330.0 million of senior secured bank debt, as described in Note 9, and cash on hand. Blackstone, a privately held company based in Springfield, Massachusetts, specializes in the design, development and marketing of spinal implant and related biologic products. Blackstone's product lines include spinal fixating devices including hooks, rods, screws, plates, various spacers and cages and related biologics products.

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

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition.

A preliminary allocation of the purchase price reflects the following:

Current assets, other than cash	$40,101
Fixed assets acquired	2,872
Intangible assets not subject to amortization - registered trademarks	77,000
Intangible assets subject to amortization (12-16 year weighted average useful life):
Distribution Networks (12 - 16 year weighted average useful life)	55,000
Patents (13 year weighted average useful life)	70,000
244,973
Goodwill (indefinite lived intangible asset)	133,641
In-process research and development	40,000
Deferred tax asset	14,985
Total assets acquired	433,599

Current liabilities	(13,037)
Deferred tax liability	(78,442)
Total liabilities assumed	(91,479)
Net assets acquired	$342,120

The results of Blackstone’s operations have been included in the Company’s consolidated results of operations from the date of acquisition.

The preliminary purchase price has been allocated to assets acquired, purchased in-process research and development, and liabilities assumed based on their estimated fair value at the acquisition date. The amount of the purchase price allocated to purchased in-process research and development was written off at the date of acquisition and resulted in a charge of $40.0 million. This charge was included in the research and development expense line item on the Consolidated Statements of Operations for the year ended December 31, 2006 and was principally comprised of the value of the Dynamic Stabilization and Cervical Disk which together accounted for 93% of the fair value. The fair value of the in-process research and development was estimated using the discounted earnings method. The amount written off as purchased in-process research and development was not deductible for income tax purposes in the United States. In addition, other items that may affect the final purchase price allocation include finalization of acquisition costs, and other information that provides a better estimate of the fair value of the assets acquired and the liabilities assumed including potential litigation reserves.

There are no residual values for any of the intangible assets subject to amortization acquired during the Blackstone acquisition. Definite lived intangible assets acquired in the Blackstone acquisition consist of:

(In thousands)	Fair value at Acquisition	Remaining Useful Life

Distribution network	$55,000	12 to 16 Years
Patents	70,000	13 Years
Total definite lived intangible assets	$125,000

The Company has determined that trademarks acquired during the Blackstone acquisition, valued at $77.0 million, are indefinite lived intangible assets. The Company considered the criteria prescribed by paragraphs 11 (a), (c), (e) and (f) of SFAS 142 in making this determination. The Company is not aware of any legal, regulatory, or contractual provisions that limit the useful lives of these registered trademarks. The Company does not believe the effects of obsolescence, demand, competition, or other economic factors will cause the useful lives of these registered trademarks to be limited. The Company concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the registered trademarks to the Company, and therefore the useful lives of the registered trademarks are considered to be indefinite.

NOTE 8:	GOODWILL

The change in the net carrying value of goodwill for the period ended March 31, 2007 is as follows:

(In thousands)	Domestic	Blackstone	Breg	International	Total
At December 31, 2006	$31,793	$132,784	$101,322	$47,171	$313,070
Purchase Price Adjustment	-	857	-	-	857
Purchase of Minority Interest	-	-	-	128	128
Foreign Currency	-	-	-	334	334
At March 31, 2007	$31,793	$133,641	$101,322	$47,633	$314,389

NOTE 9:	LONG TERM DEBT

(In thousands)	March 31, 2007	December 31, 2006

Long-term obligations	$310,350	$315,175
Other loans	205	214
	310,555	315,389
Less current portion	(3,300)	(3,334)
	$307,255	$312,055

On September 22, 2006 our wholly-owned US holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone. The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million, the proceeds of which, together with cash balances were used for payment of the purchase price of Blackstone; and (2) a six-year revolving credit facility of $45.0 million. As of March 31, 2007 we had no amounts outstanding under the revolving credit facility and $310.4 million outstanding under the term loan facility. Obligations under the senior secured credit facility have a floating interest rate of LIBOR plus a margin or prime rate plus a margin. Currently, the term loan is a LIBOR loan, and the margin is 1.75%, which margin is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries. The effective interest rate as of March 31, 2007 on the senior secured debt is 7.12%.

Each of the domestic subsidiaries of Orthofix (which includes Orthofix Inc., Breg Inc., and Blackstone Medical Inc.), Colgate Medical Limited and Victory Medical have guaranteed the obligations of Orthofix Holdings Inc. under the senior secured bank facility. The obligations of the subsidiaries under their guarantees are secured by the pledges of their respective assets.

In conjunction with obtaining the senior secured bank facility and the amendment thereto, the Company incurred debt issuance costs of $6.0 million. As of March 31, 2007, $5.6 million of capitalized debt costs is included in other long-term assets compared to $5.8 at December 31, 2006.

Certain subsidiaries of the Company have effective restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s senior secured credit facility. The net assets of Orthofix Holdings Inc. and its subsidiaries are restricted for distributions to the parent company. All other subsidiaries of the Orthofix Group have access to these net assets for operational purposes. The amount of restricted net assets of Orthofix Holdings Inc. and its subsidiaries as of March 31, 2007 is $264.5 million compared to $247.2 million at December 31, 2006.

NOTE 10:	COMMON SHARES

For the three months ended March 31, 2007, the Company issued 55,203 shares of common stock upon the exercise of outstanding stock options for proceeds of $1.6 million.

NOTE 11:	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge. The components of and changes in other comprehensive income are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Fair Value of Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2006	$14,315	$(55)	$14,260
Unrealized loss on derivative instrument, net of tax of $54	-	(203)	(203)
Foreign currency translation adjustment	2,097	-	2,097
Balance at March 31, 2007	$16,412	$(258)	$16,154

(In thousands)	Three Months Ended March 31,
	2007	2006
Net income (loss)	$6,267	$8,246

Other comprehensive income:
Unrealized loss on derivative instrument, net of tax of $54	(203)	--
Foreign currency translation adjustment	2,097	1,638
Total comprehensive income	$8,161	$9,884

NOTE 12:	BUSINESS SEGMENT INFORMATION

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

Orthofix Domestic
Orthofix Domestic (“Domestic”) consists of operations in the United States of Orthofix Inc., which distributes stimulation and orthopedic products. Domestic uses both direct and distributor sales representatives to sell Spine and Orthopedic products to hospitals, doctors and other healthcare providers in the United States market.

Blackstone
Blackstone (“Blackstone”) consists of Blackstone Medical, Inc., based in Springfield, Massachusetts, and its two subsidiaries, Blackstone GmbH and Goldstone GmbH. Blackstone specializes in the design, development and marketing of spinal implant and related biologic products. Blackstone's operating loss includes amortization of acquired intangible assets and inventory which has been stepped-up in value for the Blackstone acquisition. Blackstone distributes its products through a network of domestic and international distributors, sales representatives and affiliates.

Breg
Breg (“Breg”) consists of Breg, Inc. Breg, based in Vista, California, designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international distributors, sales representatives and affiliates.

Orthofix International
Orthofix International (“International”) consists of international operations located in Europe, Mexico, Brazil and Puerto Rico, as well as independent distributors located outside the United States. International uses both direct and distributor sales representatives to sell Spine, Orthopedics, Sports Medicine, Vascular and Other products to hospitals, doctors, and other healthcare providers.

Group Activities
Group Activities are comprised of Orthofix International N.V., the ultimate parent corporation and Orthofix Holdings, Inc., the U.S. holding company.

The tables below present information by reportable segment:

The following table presents external and intersegment sales by segment for the three month periods ended March 31:

	External Sales		Intersegment Sales
(In thousands)	2007	2006	2007	2006
Domestic	$39,115	$36,520	$989	$707
Blackstone	26,394	-	702	-
Breg	20,123	18,561	473	297
International	31,400	26,035	8,413	16,187
Total	$117,032	$81,116	$10,577	$17,191

The following table presents operating income (loss) by segment for the three month period ended March 31:

	Operating Income (Loss)
(In thousands)	2007	2006
Domestic	$12,726	$8,500
Blackstone	(614)	-
Breg	1,557	1,458
International	6,077	4,758
Group Activities	(3,499)	(2,366)
Eliminations	(1,305)	(690)
Total	$14,942	$11,660

The following tables present sales by market sector for the three month periods ended March 31, 2007 and 2006:

	Sales by Market Sector for the three month period ended March 31, 2007
(In thousands)	Orthofix Domestic	Blackstone	Breg	Orthofix International	Total

Spine	$29,604	$26,394	$-	$151	$56,149
Orthopedics	9,511	-	-	18,134	27,645
Sports Medicine	-	-	20,123	1,035	21,158
Vascular	-	-	-	4,921	4,921
Other	-	-	-	7,159	7,159

Total	$39,115	$26,394	$20,123	$31,400	$117,032

	Sales by Market Sector for the three month period ended March 31, 2006
(In thousands)	Orthofix Domestic	Blackstone	Breg	Orthofix International	Total

Spine	$27,821	$-	$-	$45	$27,866
Orthopedics	8,699	-	-	14,204	22,903
Sports Medicine	-	-	18,561	627	19,188
Vascular	-	-	-	5,390	5,390
Other	-	-	-	5,769	5,769

Total	$36,520	$-	$18,561	$26,035	$81,116

NOTE 13:	INCOME TAXES

The difference between the reported provision for income taxes and a provision computed by applying the statutory rate of the Company is attributable to the income tax benefits realized from the Company’s European restructuring in 2006 and a similar transaction in 2002, whereby certain intangible assets were sold between subsidiaries in order to optimize the Company’s supply chain. Such assets were sold at estimates of fair value based upon valuations provided by an independent third-party which remain subject to review by the local taxing authorities. Further the effective tax rate has been affected by non-deductible foreign losses, the generation of unutilizable net operating losses in various jurisdictions, tax planning associated with the acquisition of Breg and the Section 199 deduction related to income attributable to production activities occurring in the United States.

NOTE 14:	EARNINGS PER SHARE

For the three month periods ended March 31, 2007 and 2006, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share. The following table sets forth a reconciliation of the share numbers (the denominators) in computing earnings per share in accordance with SFAS No. 128, “Earnings Per Share”:

	Three Months Ended March 31,
	2007	2006

Weighted average common shares - basic	16,464,571	16,020,250
Effect of dilutive securities:
Effect of SFAS No. 123 (R)	340,555	(14,669)
Stock options outstanding	121,131	179,174

Weighted average common shares - diluted	16,926,257	16,184,755

The Company did not include 10,500 and 589,668 options in the diluted shares outstanding calculation for the three month periods ended March 31, 2007 and 2006, respectively, because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of the Company’s common stock during the period.

NOTE 15:	DERIVATIVE INSTRUMENT

In 2006, the Company entered into a cross-currency swap agreement to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro. The derivative instrument, a ten-year fully amortizable agreement with a notional amount of $63.0 million, is scheduled to expire on December 30, 2016. The instrument is designated as a cash flow hedge. The amount outstanding under the agreement as of March 31, 2007 is $63.0 million. Under the agreement, the Company pays Euro and receives U.S. dollars based on scheduled cash flows in the agreement. During the first quarter 2007, the Company recognized the unrealized loss on the change in fair value of this swap arrangement of $0.2 million within other comprehensive income.

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

The Company's subsidiary, Blackstone Medical, is a defendant in a patent infringement lawsuit captioned Medtronic Sofamor Danek USA Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf, GmbH v. Blackstone Medical, Inc., Civil Action No. 06-30165-MAP, filed on September 22, 2006 in the United States District Court for the District of Massachusetts. The plaintiffs allege that (i) they are the exclusive licensees of United States Patent Nos. 6,926,718 B1, 6,936,050 B2, 6,936,051 B2, 6,398,783 B1 and 7,066,961 B2 ( the “Patents”), and (ii) Blackstone Medical's making, selling, offering for sale, and using within the United States of its Blackstone Anterior Cervical Plate, 3º Anterior Cervical Plate, Hallmark Anterior Cervical Plate and Construx Mini PEEK VBR System products is infringing and has infringed the Patents, and that such infringement has been willful. The Complaint requests both damages and an injunction against further alleged infringement of the Patents. The Complaint does not specifically state an amount of damages. Blackstone Medical has denied infringement and asserts that the Patents are invalid.

Risks and Uncertainties

As of March 31, 2007, the Company has a Euro denominated intercompany receivable of 6.2 million in an entity with U.S. Dollar functional currency for which there was no offsetting Euro payable. Accordingly, the Company is exposed to potential movements in currency rates between the Euro and the U.S. Dollar. The Company is currently evaluating the options to limit the currency exposure on this Euro denominated receivable.

Concentrations of credit risk

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three months ended March 31, 2007 compared to our results of operations for the three months ended March 31, 2006. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our financial condition, results of operations and cash flows are not significantly impacted by seasonal trends. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar income and expenditures. During the first three months of 2007, we have used derivative instruments to hedge foreign currency fluctuation exposures. See Item 3 - “Quantitative and Qualitative Disclosures About Market Risk.”

On September 22, 2006, we completed the acquisition of Blackstone Medical, Inc. (“Blackstone”), a privately held company specializing in the design, development and marketing of spinal implant and related biologics products. The purchase price for the acquisition was $333.0 million, subject to certain closing adjustments, plus transaction costs totaling approximately $9.6 million as of March 31, 2007. The acquisition and related costs were financed with $330.0 million of senior secured bank debt and cash on hand. Financing costs were approximately $6.0 million.

Effective with the acquisition of Blackstone, we manage our operations as four business segments: Domestic, Blackstone, Breg, and International. Orthofix Domestic (“Domestic”) consists of operations of our subsidiary Orthofix Inc. Blackstone consists of Blackstone’s domestic and international operations. Breg consists of Breg’s domestic operations and international distributors. Orthofix International (“International”) consists of operations which are located in the rest of the world (excluding Blackstone’s international operations), as well as independent export distribution operations. Group Activities are comprised of the operating expenses and identifiable assets of Orthofix International N.V. and its US holding company, Orthofix Holdings, Inc.

Segment and Market Sector Revenues

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

Business Segment:

	Three Months Ended March 31,
(In thousands)	2007		2006
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Domestic	$39,115	33%	$36,520	45%
Blackstone	26,394	23%	-	-%
Breg	20,123	17%	18,561	23%
International	31,400	27%	26,035	32%
Total	$117,032	100%	$81,116	100%

Market Sector:

	Three Months Ended March 31,
(In thousands)	2007		2006
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Spine	$56,149	48%	$27,866	34%
Orthopedics	27,645	24%	22,903	28%
Sports Medicine	21,158	18%	19,188	24%
Vascular	4,921	4%	5,390	7%
Other	7,159	6%	5,769	7%

Total	$117,032	100%	$81,116	100%

The following table presents certain items from our Consolidated Statement of Operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2007 (%)	2006 (%)

Net sales	100	100
Cost of sales	26	26
Gross profit	74	74
Operating expenses
Sales and marketing	38	38
General and administrative	14	16
Research and development	5	4
Amortization of intangible assets	4	2
Total operating income	13	14
Net income	5	10

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net sales increased 44% to $117.0 million for the three months (first quarter) of 2007 compared to $81.1 million for the first three months of 2006. The impact of foreign currency increased sales by $2.0 million during the first quarter of 2007 as compared to the first quarter of 2006.

Sales by Business Segment:

Net sales in Domestic increased to $39.1 million in the first quarter of 2007 compared to $36.5 million in the first quarter of 2006, an increase of 7%. Domestic represented 33% of total net sales during the first quarter of 2007 and 45% of total net sales for the first quarter of 2006. The increase in Domestic sales was partially the result of a 6% increase in sales in the Spine market sector. This increase continues to be driven by the only FDA-approved stimulator for the cervical spine, the Cervical-Stim®. Sales of stimulation devices increased 7% when compared to the first quarter of 2006; however, these devices experienced an 11% volume increase due to reimbursement pricing pressure. The Orthopedic market sector sales increased 10% due to sales of internal fixation products which includes our eight-Plate Guided Growth System® and increased sales of the Physio-Stim® which increased 17% compared to the first quarter of 2006. These increases were slightly offset by a decrease in sales of external fixation products when compared to the first quarter of 2006.

Domestic Sales by Market Sector:

	Net Sales for the Three Months Ended March 31,
(In US$ thousands)	2007	2006	Growth

Spine	$29,604	$27,821	6%
Orthopedics	9,511	8,699	9%

Total	$39,115	$36,520	7%

Net sales in Blackstone were $26.4 million in the first quarter of 2007, which represents 23% of total consolidated sales for the first quarter of 2007. There are no sales for Blackstone for the comparable period of the prior year. All of Blackstone’s sales are recorded in our Spine market sector. On a pro forma basis Blackstone sales increased 43% when compared to the first quarter of 2006 and would have represented 18% of pro forma total net sales in first quarter 2006.

Net sales in Breg increased $1.5 million to $20.1 million for the first quarter of 2007 compared to $18.6 million for the first quarter of 2006, an increase of 8%. The increase in sales was primarily due to sales of Breg bracing products which increased 9% from the first quarter of 2006. Our new Fusion XT™ products contributed to this increase. Sales of cold therapy products increased 12% compared to first quarter of 2006. This increase was partially offset by an 11% decrease in sales for pain therapy products. All of Breg’s sales are recorded in our Sports Medicine market sector.

Net sales in Orthofix International (“International”) increased 21% to $31.4 million in the first quarter of 2007 compared to $26.0 million in the first quarter of 2006. International net sales represented 27% and 32% of our total net sales in the first quarter of 2007 and the first quarter of 2006, respectively. The impact of foreign currency increased International sales by 7% or $2.0 million, during the first quarter of 2007 as compared to the first quarter of 2006. Sales in the first quarter 2007 were also positively affected by a $1.9 million sale to a distributor in Latin America. International sales in the first quarter of 2007 were also positively impacted by a 28% increase in Orthopedic products due to increased sales of our internal fixation products, including the eight-Plate Guided Growth System®, as well as increased sales of OSCAR and Physio-Stim®. Sales of Breg products internationally which are included in the Sports Medicine market sector, increased $0.4 million or 65% when compared to first quarter 2006. International sales in the Vascular market, which consist of the A-V Impulse product, decreased $0.5 million. Sales of our Other products increased $1.4 million when compared to first quarter 2006.

International Orthofix Sales by Market Sector:

	Net Sales for the Three Months Ended March 31,
(In US$ thousands)	2007	2006	Growth

Spine	$151	$45	236%
Orthopedics	18,134	14,204	28%
Sports Medicine	1,035	627	65%
Vascular	4,921	5,390	(9)%
Other	7,159	5,769	24%

Total	$31,400	$26,035	21%

Sales by Market Sector:

Sales of Spine products increased 101% to $56.1 million in the first quarter of 2007 compared to $27.9 million in the first quarter of 2006. The increase is primarily due to the addition of Blackstone product sales and sales of our Spinal-Stim and Cervical-Stim products which was attributable to increased demand in the United States. Spine stimulation unit sales increased 11%; however, sales only increased 7% compared to the first quarter of 2006 due to reimbursement pricing pressure. The Cervical-Stim continues to be the only FDA-approved device for the enhancement of fusion in the cervical spine.

Sales of our Orthopedic products increased 21% to $27.6 million in the first quarter of 2007 compared to $22.9 million in the first quarter of 2006. The increase of $4.7 million was attributable to sales of internal fixation devices including the eight-Plate Guided Growth System® which increased 104% and sales of other products used in orthopedic applications which increased 98%. These increases were slightly offset by sales of external fixation products which decreased 1% compared to the prior period.

Sales of our Sports Medicine products increased 10% to $21.2 million in the first quarter of 2007, compared to $19.2 million in the first quarter of 2006. As discussed above, the increase in sales is primarily due to sales of our Breg bracing products, particularly the Fusion™ XT knee brace as well as increased sales of Breg products internationally.

Sales of our Vascular products decreased 8% to $4.9 million in the first quarter of 2007 compared to $5.4 million in the first quarter of 2006. This was primarily due to $0.4 million decrease in A-V Impulse sales due to inventory reduction at our primary distributor along with increased competition in the US market.

Sales of Other products grew 24% to $7.2 million in the first quarter of 2007 compared to $5.8 million in the first quarter of 2006. The increase was primarily due to an increase in sales of distributed products and airway management products.

Gross Profit - Our gross profit increased 45% to $86.2 million in the first quarter of 2007, from $59.7 million in the first quarter of 2006. The increase was primarily due to the increase of 44% in net sales and the increase in sales of higher margin spine stimulation products. These increases were offset by a charge of $0.9 million for the purchase accounting of the step-up in value of acquired Blackstone inventory. Gross profit as a percent of net sales in the first quarter 2007 was 73.7% compared to 73.5% in the first quarter of 2006.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense increased $13.8 million to $44.6 million in the first quarter of 2007 compared to $30.8 million in the first quarter of 2006. The higher expense primarily relates to the inclusion of Blackstone sales and marketing expense of $11.4 million for which there is no comparable cost in the prior year. The increase in sales and marketing expense was also due to higher commissions on higher sales and an increase of $0.3 million for FAS 123(R) expense when compared to the prior period.

General and Administrative Expense - General and administrative expense increased $3.4 million in the first quarter of 2007 to $15.9 million compared to $12.5 million in the first quarter of 2006. The increase is primarily attributable to the inclusion of Blackstone general and administrative expense of $3.5 million for which there is no comparable cost in first quarter of 2006. The first quarter of 2007 was also negatively affected by increased corporate development costs and professional costs related to consideration of capital market alternatives. The first quarter of 2006 included management transition costs incurred of $1.7 million.

Research and Development Expense - Research and development expense increased $3.3 million in the first quarter of 2007 to $6.3 million compared to $3.0 million in the first quarter of 2006. Approximately $2.9 million is related to Blackstone, for which there was no comparable cost in the prior year.

Amortization of Intangible Assets - Amortization of intangible assets increased $2.7 million in the first quarter of 2007 to $4.5 million compared to $1.8 million in the first quarter of 2006. Amortization expense included $2.8 million related to amortization of intangible assets acquired in the Blackstone acquisition.

Interest Income (Expense), net - Interest expense, net was $5.7 million in the first quarter of 2007 compared to $0.1 million of interest expense in the first quarter of 2006. Interest expense for the first quarter of 2007 included interest expense of $5.6 million related to the senior secured term loan used to finance the Blackstone acquisition.

Other Income (Expense), net - Other expense, net increased $0.5 million in the first quarter of 2007 to $0.6 million compared to other income of $0.1 million in the first quarter of 2006.

KCI Settlement, Net of Related Costs - The gain, net of related costs, on the settlement of the KCI litigation in the first quarter of 2006 was $1.1 million for which there was no comparable gain in the first quarter of 2007.

Income Tax Expense - Our estimated worldwide effective tax rate was 28% and 34% during the first quarter of 2007 and 2006, respectively.  The effective tax rate for the first quarter of 2007 was affected by our European restructuring, non-deductible foreign losses, the generation of unutilizable net operating in various jurisdictions, tax planning associated with the acquisition of Breg, and an increase in the domestic production deduction.

Net Income (Loss) - Net income for the first quarter of 2007 was $6.3 million, or $0.38 per basic share and $0.37 per diluted share, compared to net income of $8.2 million, or $0.51 per basic share and $0.51 per diluted share, for the first quarter of 2006. The weighted average number of basic common shares outstanding was 16,464,571 and 16,020,250 during the first quarter of 2007 and 2006, respectively. The weighted average number of diluted common shares outstanding was 16,926,257 and 16,184,755 during the first quarter of 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2007 were $21.8 million. This compares to $25.9 million at December 31, 2006. In addition, we had $5.9 million of restricted cash at March 31, 2007 available for use in our US operations as compared to $7.3 million at December 31, 2006.

Net cash provided by operating activities was $1.6 million for the first three months of 2007 compared to $1.8 million provided by operating activities in the first three months of 2006. Net cash provided by operating activities is comprised of net income, non-cash items (including share-based compensation) and changes in working capital. Net income decreased $1.9 million to $6.3 million in the first three months of 2007 from $8.2 million in the comparable 2006 period. Non-cash items increased $1.1 million in the first three months of 2007 compared to the same period in 2006 primarily as a result of the non-cash effect of increased depreciation and amortization related to the Blackstone acquisition, a lower provision for doubtful accounts and increased other long term assets. Working capital accounts consumed $12.4 million of cash in the first three months of 2007 compared to $13.1 million in the same period in 2006. The principal uses of cash for working capital were attributable to decreases in accounts payable along with increases in accounts receivable and inventory to support additional sales and certain operational initiatives. These uses of cash were partially offset by an increase in other current liabilities. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 84 days at March 31, 2007 compared to 93 days at March 31, 2006 and inventory turns of 1.6 times at March 31, 2007 compared to 2.4 times at March 31, 2006. The lower inventory turns and resultant higher inventory reflect inventory investment to support Blackstone sales, to open an international distribution center, A-V Impulse safety stock, and new internal fixation products.

Net cash used in investing activities was $5.6 million during the first three months of 2007 compared to $2.7 million during the first three months of 2006. During the first three months of 2007, we invested $4.6 million in capital expenditures of which $2.1 million were related to Blackstone. In the first quarter of 2007, we also invested $1.0 million in investment in subsidiaries and affiliates which was a result of adjustments in purchase accounting related to Blackstone and a purchase of a minority interest in our subsidiary in Brazil. During the first three months of 2006, we invested $1.6 million in capital expenditures and paid $1.1 million to purchase 52% of International Medical Supplies Distribution GmbH, a distributor of Breg products in Germany.

Net cash used by financing activities was $0.2 million in the first three months of 2007 compared to $14.4 million used by financing activities during the first three months of 2006. In the first three months of 2007, we repaid $4.8 million of principal of the senior secured term loan, which was obtained to finance the Blackstone acquisition and borrowed $2.6 million in total to support working capital in our Italian subsidiary. In addition, we received proceeds of $1.6 million from the issuance of 55,203 shares of our common stock upon the exercise of stock options and $0.4 million of related tax benefit. In the first three months of 2006, we prepaid the remaining $14.8 million of the principal of the senior secured loan, which was obtained to help finance the Breg acquisition. In the first three months of 2006, we received proceeds of $0.6 million from the issuance of 19,569 shares of our common stock upon the exercise of stock options.

On September 22, 2006 our wholly-owned US holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone. The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million, the proceeds of which, together with cash balances were used for payment of the purchase price of Blackstone; and (2) a six-year revolving credit facility of $45.0 million. As of March 31, 2007 we had no amounts outstanding under the revolving credit facility and $310.4 million outstanding under the term loan facility. Obligations under the senior secured credit facility have a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 1.75%, which is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries. Our effective interest rate as of March 31, 2007 on our senior secured debt is 7.12%. The Company, certain foreign subsidiaries of the Company, including Colgate Medical Limited (Orthofix Holdings’s immediate parent) and certain of Orthofix Holdings’s direct and indirect subsidiaries, including Orthofix Inc., Breg and Blackstone, have guaranteed the obligations of Orthofix Holdings under the senior secured credit facility. The obligations of Orthofix Holdings under the senior secured bank facility and the guarantors under their guarantees are secured by the pledge of their respective assets located in the United States.

At March 31, 2007, we had outstanding borrowings of $2.7 million and unused available lines of credit of approximately 4.2 million Euro ($5.6 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

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

Contractual Obligations

The following chart sets forth changes to our contractual obligations that have occurred since December 31, 2006:

Contractual Obligations	Payments Due By Period
(In thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Senior secured term loan:
As of December 31, 2006	$315,175	$3,300	$6,600	$6,600	$298,675

As of March 31, 2007	$310,350	$3,300	$6,600	$6,600	$293,850

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations.  Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of goods, and costs of operations, the cost of financing and yields on cash and short-term investments.  We use derivative financial instruments, where appropriate, to manage these risks.   However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes.  As of March 31, 2007, we had a currency swap in place to minimize foreign currency exchange risk related to a 46.2 million Euro intercompany note foreign currency exposure.

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

As of March 31, 2007, Orthofix Holdings had $310.5 million of variable rate term debt represented by borrowings under its senior secured term loan at a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 1.75%, which is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries. The effective interest rate as of March 31, 2007 on the senior secured debt is 7.12%.  Based on the balance outstanding under the credit facility as of December 31, 2006 an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $3.1 million on an annual basis.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real.  We face cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars.  We face transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their functional currency.  As of March 31, 2007, we had an uncovered intercompany receivable denominated in Euro for approximately 6.2 million.  We are currently evaluating our options to limit the foreign currency exposure on this receivable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e) or 15d - 15(e)) as of the end of the quarter covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC.

Changes in Internal Control over Financial Reporting

On September 22, 2006 the Company acquired Blackstone Medical, Inc. and, as a result, is integrating the processes, systems and controls relating to the acquired subsidiary into the Company’s existing system of internal control over financial reporting. Except for the processes, systems, and controls relating to the integration of Blackstone Medical, Inc. there have not been any changes in the Company’s internal control over financial reporting as of March 31, 2007 that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2
Articles of Association of the Company as Amended (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

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

10.8	Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

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

10.24
Employment Agreement, dated as of September 22, 2006, between Blackstone Medical, Inc. and Matthew V. Lyons (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

10.25
Description of Orthofix International N.V.’s Annual Incentive including the Form of Participation Letter (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

21.1	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Date: May 9, 2007	By:	/s/ Alan W. Milinazzo
Name: Alan W. Milinazzo
Title: Chief Executive Officer and President

Date: May 9, 2007	By:	/s/ Thomas Hein
Name: Thomas Hein
Title: Chief Financial Officer