Form 10-Q
period 2007-06-30
ORTHOFIX INTERNATIONAL N V
filed 2007-08-08
CIK 884624

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐  No ☒

As of August 3, 2007, 16,624,414 shares of common stock were issued and outstanding.

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, unfavorable results in litigation matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations and the other risks described under Item 1A – “Business – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A – “Risk Factors” in this Form 10-Q.

PART I	FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share data)	June 30,	December 31,
	2007	2006
Assets	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$15,684	$25,881
Restricted cash	8,519	7,300
Trade accounts receivable, net	117,861	104,662
Inventories, net	85,417	70,395
Deferred income taxes	9,020	6,971
Prepaid expenses and other current assets	21,811	18,759
Total current assets	258,312	233,968
Securities and other investments	4,082	4,082
Property, plant and equipment, net	28,957	25,311
Patents and other intangible assets, net	259,651	261,159
Goodwill	315,592	313,070
Deferred taxes and other long-term assets	25,902	24,695
Total assets	$892,496	$862,285
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$8,609	$78
Current portion of long-term debt	3,300	3,334
Trade accounts payable	28,670	26,051
Other current liabilities	33,124	31,577
Total current liabilities	73,703	61,040
Long-term debt	306,440	312,055
Deferred income taxes	94,867	95,019
Other long-term liabilities	2,552	1,536
Total liabilities	477,562	469,650

Contingencies (Note 17)
Shareholders’ equity:
Common shares (16,544,766 and 16,445,859 shares issued at June 30, 2007 and December 31, 2006, respectively)	1,655	1,645
Additional paid-in capital	137,066	128,297
Retained earnings	260,688	248,433
Accumulated other comprehensive income	15,525	14,260
Total shareholders’ equity	414,934	392,635

Total liabilities and shareholders’ equity	$892,496	$862,285

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited, U.S. Dollars, in thousands except share and per share data)	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

Net sales	$123,336	$84,735	$240,368	$165,851
Cost of sales	33,008	21,199	63,804	42,658
Gross profit	90,328	63,536	176,564	123,193
Operating expenses
Sales and marketing	47,310	31,920	91,893	62,708
General and administrative	16,806	12,115	32,711	24,589
Research and development	6,023	2,721	12,360	5,685
Amortization of intangible assets	4,571	1,709	9,039	3,479
	74,710	48,465	146,003	96,461
Operating income	15,618	15,071	30,561	26,732

Interest (expense) income, net	(5,869)	255	(11,534)	110
Other income (expense), net	314	344	(242)	291
KCI settlement, net of litigation costs	-	-	-	1,093
Income before minority interests and income taxes	10,063	15,670	18,785	28,226
Minority interests	-	-	(43)	-
Income before income taxes	10,063	15,670	18,742	28,226
Income tax expense	(2,874)	(2,942)	(5,286)	(7,252)

Net income	$7,189	$12,728	$13,456	$20,974

Net income per common share - basic	$0.43	$0.79	$0.82	$1.31

Net income per common share - diluted	$0.43	$0.79	$0.80	$1.30

Weighted average number of common shares - basic	16,533,646	16,037,927	16,499,299	16,029,137

Weighted average number of common shares - diluted	16,819,166	16,166,241	16,852,769	16,173,679

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited, U.S. Dollars, in thousands)	2007	2006

Cash flows from operating activities:
Net income	$13,456	$20,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,958	7,053
Amortization of debt costs	203	254
Provision for doubtful accounts	2,004	3,349
Deferred taxes	(3,103)	(7,681)
Stock-based compensation	5,121	3,903
Minority interest	(10)	-
Amortization of step up of fair value in inventory acquired from Blackstone	1,860	-
Other	(1,368)	305
Change in operating assets and liabilities:
Restricted cash	(1,219)	13,762
Accounts receivable	(14,120)	(10,499)
Inventories	(15,682)	(5,082)
Prepaid expenses and other current assets	(2,890)	(2,321)
Accounts payable	2,265	4
Current liabilities	1,282	(22,457)
Net cash provided by operating activities	1,757	1,564

Cash flows from investing activities:
Investments in affiliates and subsidiaries	(1,456)	(1,108)
Capital expenditures	(17,123)	(4,539)
Net cash used in investing activities	(18,579)	(5,647)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,964	923
Tax benefit on non-qualified stock options	694	66
Repayment of long-term debt	(5,649)	(15,160)
Proceeds from bank borrowings	8,438	3,709
Net cash provided by (used in) financing activities	6,447	(10,462)
Effect of exchange rate changes on cash	178	720
Net decrease in cash and cash equivalents	(10,197)	(13,825)
Cash and cash equivalents at the beginning of the year	25,881	63,786
Cash and cash equivalents at the end of the period	$15,684	$49,961

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BUSINESS

Orthofix International N.V. (the “Company”) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the orthopedic products market.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the Consolidated Financial Statements and Notes thereto of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 3:	RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. As a result of the implementation of FIN 48, the Company recognized $1.2 million in additional liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of June 30, 2007, the Company’s unrecognized tax benefits totaled $1.5 million including interest of $0.2 million.  All of the unrecognized tax benefits recorded would affect the Company’s effective tax rate if recognized.

The Company files a consolidated income tax return in the U.S. federal jurisdiction and numerous consolidated and separate income tax returns in many state and foreign jurisdictions.  The following table summarizes these open tax years by major jurisdiction:

Open Tax Year
	Examination in	Examination not yet
Jurisdiction	Progress	Initiated
United States	N/A	2005-2006
Various States	1996-2005	1996-2005
Brazil	2004-2005	2004-2006
Cyprus	N/A	2005-2006
France	N/A	2002-2006
Germany	2003-2005	2006
Italy	N/A	2002-2006
Mexico	N/A	2000-2006
Netherlands	N/A	2004-2006
Puerto Rico	N/A	N/A
Seychelles	N/A	N/A
Switzerland	N/A	2004-2006
United Kingdom	N/A	2003-2006

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 4:	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective transition method.  Under SFAS No. 123(R), all stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the income statement over the requisite service period.  Commencing in June 2007, the Company offered restricted shares in addition to stock options as a form of stock-based compensation.

The following table shows the detail of stock-based compensation by line item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006:

(In US$ thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cost of sales	$91	$37	$180	$68

Sales and marketing	642	200	1,193	410

General and administrative (1)	1,500	1,393	3,132	3,094

Research and development	289	145	616	331

Total	$2,522	$1,775	$5,121	$3,903
_____________________________________________________________________
(1)
The six months ended June 30, 2006 amount includes $656 of stock-based compensation from the accelerated vesting of options associated with the transition of senior management in the first quarter of 2006.

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

Inventories were as follows:

	June 30,	December 31,
(In US$ thousands)	2007	2006

Raw materials	$10,054	$8,384
Work-in-process	10,232	6,665
Finished goods	34,204	34,901
Field inventory (as described above)	10,482	7,485
Consignment inventory	26,201	20,173
	91,173	77,608
Less reserve for obsolescence	(5,756)	(7,213)
	$85,417	$70,395

NOTE 7:	BLACKSTONE ACQUISITION

The following acquisition was recorded using the purchase method of accounting:

Blackstone Acquisition

On September 22, 2006, the Company purchased 100% of the stock of Blackstone Medical, Inc. (“Blackstone”) for a purchase price of $333.0 million plus acquisition costs and subject to certain closing adjustments. The acquisition and related costs were financed with approximately $330.0 million of senior secured bank debt, as described in Note 10, and cash on hand.  Blackstone, a company based in Springfield, Massachusetts, which was privately held when acquired by the Company, specializes in the design, development and marketing of spinal implant and related biologic products.  Blackstone's product lines include spinal fixating devices including hooks, rods, screws, plates, various spacers and cages and related biologics products.

The Company considered this acquisition as a way to fortify and further advance its business strategy to expand its spinal sector. The acquisition broadened the Company's product lines, reduced reliance on the success of any single product and enlarged channel opportunities for products from Blackstone’s and the Company’s existing operations.

Factors that contributed to the valuation of Blackstone included the recognition that Blackstone had established itself as what the Company believes to be one of the largest private spine companies with a broad portfolio of spinal product offerings. Further, Blackstone has a strong brand name and product identity in the spinal industry. Blackstone has a history of sales and earnings growth that compares favorably to the fast growing spinal market that its product lines serve. The Company valued Blackstone after reviewing a range of valuation methodologies for the transaction, including comparable publicly-traded companies, comparable precedent transactions, discounted cash flow analysis and comparison to the Company’s trading multiples.

The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The Company plans to finalize the purchase price allocation during the third quarter of 2007. The items that may affect the final purchase price allocation include finalization of acquisition costs and other information that provides a better estimate of the fair value of the assets acquired and liabilities assumed. Items that could provide a better estimate of the fair value of assets acquired and liabilities assumed involve potential litigation reserves which could include the patent infringement case filed by Medtronic Sofamor Danek USA Inc. against Blackstone (See Note 17 Contingences) and the investigation of the Office of Inspector General (See Note 18 Subsequent Events).

A preliminary allocation of the purchase price reflects the following:

Current assets, other than cash	$40,101
Fixed assets acquired	2,872
Intangible assets not subject to amortization – registered trademarks	77,000
Intangible assets subject to amortization (12-16 year weighted average useful life):
Distribution Networks (12 – 16 year weighted average useful life)	55,000
Patents (13 year weighted average useful life)	70,000
244,973
Goodwill (indefinite lived intangible asset)	134,112
In-process research and development	40,000
Deferred tax asset	14,985
Total assets acquired	434,070

Current liabilities	(13,037)
Deferred tax liability	(78,442)
Total liabilities assumed	(91,479)
Net assets acquired	$342,591

The results of Blackstone’s operations have been included in the Company’s consolidated results of operations from the date of acquisition.

The preliminary purchase price has been allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair value at the acquisition date. The amount of the purchase price allocated to purchased in-process research and development was written off at the date of acquisition and resulted in a charge of $40.0 million. This charge was included in the research and development expense line item on the Consolidated Statements of Operations for the year ended December 31, 2006 and was not deductible for income tax purposes in the United States.  Purchased in-process research and development was principally comprised of the value of the Dynamic Stabilization and Cervical Disk which together accounted for 93% of the fair value. The fair value of the in-process research and development was estimated using the discounted earnings method.  The Company expects material net cash inflows from the Dynamic Stabilization to commence in 2008 and material net cash inflows from the Cervical Disk to commence in 2012.  The nature of the costs expected to complete the Dynamic Stabilization and Cervical Disk include research and development expense and research and development maintenance expense to make modifications and enhancements to the products.  The Company expects to incur costs of approximately $0.7 million for the Dynamic Stabilization in 2007 and approximately $10.0 million for the Cervical Disk during the period 2007 through 2010.  As of June 30, 2007, the Company does not believe there have been any material changes in the assumptions made at the time of acquisition relating to in-process research and development.

There are no residual values for any of the intangible assets subject to amortization acquired during the Blackstone acquisition. Definite lived intangible assets acquired in the Blackstone acquisition consist of:

(In US$ thousands)	Fair value at Acquisition	Remaining Useful Life

Distribution networks	$55,000	12 to 16 Years
Patents	70,000	13 Years
Total definite lived intangible assets	$125,000

The Company determined that trademarks acquired during the Blackstone acquisition, valued at $77.0 million, are indefinite lived intangible assets. The Company considered the criteria prescribed by paragraphs 11 (a), (c), (e) and (f) of SFAS No. 142, “Goodwill and Other Intangible Assets”, in making this determination. The Company is not aware of any legal, regulatory, or contractual provisions that limit the useful lives of these registered trademarks and does not believe the effects of obsolescence, demand, competition, or other economic factors will cause the useful lives of these registered trademarks to be limited. The Company concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the registered trademarks to the Company, and therefore the useful lives of the registered trademarks are considered to be indefinite.

NOTE 8:	GOODWILL

The change in the net carrying value of goodwill for the period ended June 30, 2007 is as follows:

(In US$ thousands)	Domestic	Blackstone	Breg	International	Total
At December 31, 2006	$31,793	$132,784	$101,322	$47,171	$313,070
Purchase price adjustment	-	1,328	-	-	1,328
Purchase of minority interest	-	-	-	128	128
Foreign currency	-	-	-	1,066	1,066
At June 30, 2007	$31,793	$134,112	$101,322	$48,365	$315,592

NOTE 9:	BANK BORROWINGS

(In US$ thousands)	June 30, 2007	December 31, 2006
Borrowings under line of credit	$8,609	$78

The weighted average interest rate on borrowings under lines of credit as of June 30, 2007 and December 31, 2006 was 4.00% and 3.00%, respectively.

Borrowings under lines of credit consist of borrowings in Euros.  During the second quarter 2007, the Company was granted a credit extension on its Italian line of credit.  The amount available to borrow under the line of credit was 6.4 million and 6.2 million Euros at June 30, 2007 and December 31, 2006, respectively.   As of June 30, 2007, the Company had fully utilized its Italian line of credit.  The Italian line of credit gives the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.  This line of credit is unsecured.

NOTE 10:	LONG-TERM DEBT

(In US$ thousands)	June 30, 2007	December 31, 2006

Long-term obligations	$309,525	$315,175
Other loans	215	214
	309,740	315,389
Less current portion	(3,300)	(3,334)
	$306,440	$312,055

On September 22, 2006 the Company’s wholly-owned US holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million, the proceeds of which, together with cash balances were used for payment of the purchase price of Blackstone; and (2) a six-year revolving credit facility of $45.0 million.  As of June 30, 2007 the Company had no amounts outstanding under the revolving credit facility and $309.5 million outstanding under the term loan facility.  Obligations under the senior secured credit facility have a floating interest rate of LIBOR plus a margin or prime rate plus a margin.  Currently, the term loan is a LIBOR loan, and the margin is 1.75%, which margin is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries.  The effective interest rate as of June 30, 2007 on the senior secured debt is 7.11%.

Each of the domestic subsidiaries of the Company (which includes Orthofix Inc., Breg Inc., and Blackstone), Colgate Medical Limited and Victory Medical Limited (wholly-owned financing subsidiaries of the Company) have guaranteed the obligations of Orthofix Holdings under the senior secured credit facility.  The obligations of the subsidiaries under their guarantees are secured by the pledges of their respective assets.

In conjunction with obtaining the senior secured credit facility and the amendment thereto, the Company incurred debt issuance costs of $6.2 million.  As of June 30, 2007, $5.6 million of capitalized debt issuance costs is included in other long-term assets compared to $5.8 million at December 31, 2006.

Certain subsidiaries of the Company have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s senior secured credit facility.  The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company.  All other subsidiaries of the Company have access to these net assets for operational purposes.  The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of June 30, 2007 is $285.0 million compared to $247.2 million at December 31, 2006.

NOTE 11:	COMMON SHARES

For the six months ended June 30, 2007, the Company issued 98,907 shares of common stock upon the exercise of outstanding stock options for net proceeds of $3.0 million.

NOTE 12:	COMPREHENSIVE INCOME

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge.  The components of and changes in other comprehensive income are as follows:

(In US$ thousands)	Foreign Currency Translation Adjustments	Fair Value of Derivatives	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$14,315	$(55)	$14,260
Unrealized loss on derivative instrument, net of tax of $58	-	(208)	(208)
Foreign currency translation adjustment	1,473	-	1,473
Balance at June 30, 2007	$15,788	$(263)	$15,525

(In US$ thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,189	$12,728	$13,456	$20,974

Other comprehensive income:
Unrealized loss on derivative instrument, net of tax	(5)	-	(208)	-
Foreign currency translation adjustment	(624)	4,803	1,473	6,441
Total comprehensive income	$6,560	$17,531	$14,721	$27,415

NOTE 13:	BUSINESS SEGMENT INFORMATION

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

Orthofix Domestic
Orthofix Domestic (“Domestic”) consists of operations in the United States of Orthofix Inc., which manufactures and distributes stimulation and orthopedic products.  Domestic uses both direct and distributor sales representatives to sell Spine and Orthopedic products to hospitals, doctors and other healthcare providers in the United States market.

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

Breg

Breg (“Breg”) consists of Breg, Inc. Breg, based in Vista, California.  Breg , designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its Sports Medicine products through a network of domestic and international distributors, sales representatives and affiliates.

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

Group Activities
Group Activities are comprised of Orthofix International N.V., the ultimate parent corporation and Orthofix Holdings, the U.S. holding company.

The following tables present external and intersegment sales by segment for the three and six month periods ended June 30:

For the three month period ended June 30:

	External Sales		Intersegment Sales
(In US$ thousands)	2007	2006	2007	2006
Domestic	$41,632	$38,713	$1,290	$951
Blackstone	30,017	-	735	-
Breg	20,193	18,673	751	324
International	31,494	27,349	7,736	17,960
Total	$123,336	$84,735	$10,512	$19,235

For the six month period ended June 30:

	External Sales		Intersegment Sales
(In US$ thousands)	2007	2006	2007	2006
Domestic	$80,747	$75,233	$2,279	$1,658
Blackstone	56,411	-	1,437	-
Breg	40,316	37,234	1,224	621
International	62,894	53,384	16,149	34,146
Total	$240,368	$165,851	$21,089	$36,425

The following table presents operating income by segment for the three and six month periods ended June 30:

Operating Income	Three Months Ended June 30,		Six Months Ended June 30,
(In US$ thousands)	2007	2006	2007	2006
Domestic	$15,348	$10,539	$28,074	$19,039
Blackstone	(734)	-	(1,348)	-
Breg	1,770	2,076	3,327	3,534
International	4,516	6,064	10,594	10,823
Group Activities	(4,410)	(2,922)	(7,909)	(5,288)
Eliminations	(872)	(686)	(2,177)	(1,376)
Total	$15,618	$15,071	$30,561	$26,732

The following tables present sales by market sector for the three and six month periods ended June 30, 2007 and 2006:

	Sales by Market Sector for the three month period ended June 30, 2007
(In US$ thousands)	Orthofix Domestic	Blackstone	Breg	Orthofix International	Total

Spine	$31,353	$30,017	$-	$102	$61,472
Orthopedics	10,279	-	-	17,705	27,984
Sports Medicine	-	-	20,193	1,129	21,322
Vascular	-	-	-	5,578	5,578
Other	-	-	-	6,980	6,980

Total	$41,632	$30,017	$20,193	$31,494	$123,336

	Sales by Market Sector for the three month period ended June 30, 2006
(In US$ thousands)	Orthofix Domestic	Blackstone	Breg	Orthofix International	Total

Spine	$29,558	$-	$-	$75	$29,633
Orthopedics	9,155	-	-	15,591	24,746
Sports Medicine	-	-	18,673	652	19,325
Vascular	-	-	-	4,943	4,943
Other	-	-	-	6,088	6,088

Total	$38,713	$-	$18,673	$27,349	$84,735

	Sales by Market Sector for the six month period ended June 30, 2007
(In US$ thousands)	Orthofix Domestic	Blackstone	Breg	Orthofix International	Total

Spine	$60,957	$56,411	$-	$253	$117,621
Orthopedics	19,790	-	-	35,839	55,629
Sports Medicine	-	-	40,316	2,164	42,480
Vascular	-	-	-	10,499	10,499
Other	-	-	-	14,139	14,139

Total	$80,747	$56,411	$40,316	$62,894	$240,368

	Sales by Market Sector for the six month period ended June 30, 2006
(In US$ thousands)	Orthofix Domestic	Blackstone	Breg	Orthofix International	Total

Spine	$57,379	$-	$-	$120	$57,499
Orthopedics	17,854	-	-	29,803	47,657
Sports Medicine	-	-	37,234	1,279	38,513
Vascular	-	-	-	10,333	10,333
Other	-	-	-	11,849	11,849

Total	$75,233	$-	$37,234	$53,384	$165,851

NOTE 14:	INCOME TAXES

The difference between the reported provision for income taxes and a provision computed by applying the statutory rate of the Company is attributable to the income tax benefits realized from the Company’s European restructuring in 2006 and a similar transaction in 2002, whereby certain intangible assets were sold between subsidiaries in order to optimize the Company’s supply chain.  Such assets were sold at estimates of fair value based upon valuations which remain subject to review by the local taxing authorities.  Further the effective tax rate has been affected by non-deductible foreign losses, the generation of unutilizable net operating losses in various jurisdictions, tax planning associated with the acquisition of Breg and the Section 199 deduction related to income attributable to production activities occurring in the United States.

NOTE 15:	EARNINGS PER SHARE

For the three and six month periods ended June 30, 2007 and 2006, there were no adjustments to net income (the numerators) for purposes of calculating basic and diluted net income per common share.  The following table sets forth a reconciliation of the share numbers (the denominators) in computing earnings per share in accordance with SFAS No. 128, “Earnings Per Share”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted average common shares - basic	16,533,646	16,037,927	16,499,299	16,029,137
Effect of dilutive securities	285,520	128,314	353,470	144,542
Weighted average common shares – diluted	16,819,166	16,166,241	16,852,769	16,173,679

The Company did not include 129,051 and 88,042 options in the diluted shares outstanding calculation for the three and six month periods ended June 30, 2007, because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of the Company’s common stock during the period.  For the three and six month periods ended June 30, 2006, the Company did not include 816,000 and 691,000 options in the diluted shares outstanding calculation because their inclusion would have been antidilutive or because their exercise price exceeded the average market price of the Company’s common stock during the period.

NOTE 16:	DERIVATIVE INSTRUMENT

In 2006, the Company entered into a cross-currency swap agreement to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.  The derivative instrument, a ten-year fully amortizable agreement with a notional amount of $63.0 million, is scheduled to expire on December 30, 2016.  The instrument is designated as a cash flow hedge.  The amount outstanding under the agreement as of June 30, 2007 is $63.0 million.  Under the agreement, the Company pays Euro and receives U.S. dollars based on scheduled cash flows in the agreement.  The Company recognized the unrealized loss on the change in fair value of this swap arrangement of $5 thousand and $0.2 million, net of tax, within other comprehensive income for the three and six month periods ended June 30, 2007.

NOTE 17:	CONTINGENCIES

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

The Company's subsidiary, Blackstone Medical, Inc., is a defendant in a patent infringement lawsuit captioned Medtronic Sofamor Danek USA Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf, GmbH v. Blackstone Medical, Inc.,  Civil Action No. 06-30165-MAP, filed on September 22, 2006 in the United States District Court for the District of Massachusetts. The plaintiffs allege that (i) they are the exclusive licensees of United States Patent Nos. 6,926,718 B1, 6,936,050 B2, 6,936,051 B2, 6,398,783 B1 and 7,066,961 B2 (the “Patents”), and (ii) Blackstone Medical's making, selling, offering for sale, and using within the United States of its Blackstone Anterior Cervical Plate, 3º Anterior Cervical Plate, Hallmark Anterior Cervical Plate and Construx Mini PEEK VBR System products is infringing and has infringed the Patents, and that such infringement has been willful. The Complaint requests both damages and an injunction against further alleged infringement of the Patents. The Complaint does not specifically state an amount of damages. Blackstone Medical has denied infringement and asserts that the Patents are invalid.

On or about July 23, 2007, Blackstone Medical received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes.  The subpoena seeks documents for the period January 1, 2000 through July 31, 2006 which is prior to Blackstone Medical’s acquisition by the Company. The Company believes that the subpoena concerns the compensation of physician consultants and related matters.  Blackstone Medical is cooperating with the government’s request and is in the process of responding to the subpoena. The Company is unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on its consolidated financial position, results of operations, or cash flows.

By order entered on January 4, 2007, the United States District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Chan, Blackstone Medical, Inc. and other defendants including another device manufacturer.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  The complaint alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan.  On December 29, 2006, the U.S. Department of Justice filed a notice of non-intervention in the case.  Plaintiff subsequently amended the complaint to add Orthofix International N.V. as a defendant.  We believe Blackstone Medical, Inc. and Orthofix International N.V. have meritorious defenses to the claims alleged and the Company intends to defend vigorously against this lawsuit.

Between January 2007 and May 2007, Orthofix, Inc. and/or Blackstone Medical, Inc. were named defendants, along with other medical device manufacturers, in three civil lawsuits alleging that Dr. Chan had performed unnecessary surgeries in three different instances.  All three civil lawsuits have recently been served and are pending in the Circuit Court of White County, Arkansas.  Blackstone Medical, Inc. and Orthofix, Inc. have meritorious defenses to the claims alleged and the Company intends to defend vigorously against these lawsuits.

Although the Company cannot predict the outcome of any proceedings or claims made against it or its subsidiaries, the Company does not currently expect that the ultimate outcome of any such proceedings or claims will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  However, there can be no assurance that the ultimate resolution of any claim will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

Concentrations of credit risk

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 18:	SUBSEQUENT EVENT

U.S. Department of Health and Human Services Subpoena – Blackstone Medical, Inc. received a subpoena in July 2007 from the U.S. Department of Health and Human Services through the Office of Inspector General under the authority of the federal healthcare fraud and false claims statutes requesting documents for the period January 1, 2000 through July 31, 2006. The Company intends to fully cooperate with the request of the Department of Health and Human Services. Further, the Company can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three and six months ended June 30, 2007 compared to our results of operations for the three and six months ended June 30, 2006.  These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Our reporting currency is the United States Dollar.  All balance sheet accounts, except shareholders’ equity, are translated at period-end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the period.  Gains and losses resulting from foreign currency transactions are included in other income (expense).  Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of shareholders’ equity.

Our financial condition, results of operations and cash flows are not significantly impacted by seasonal trends.  In addition, we do not believe our operations will be significantly affected by inflation.  However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations.  Our objective is to limit the impact of such movements on earnings and cash flows.  In order to achieve this objective, we seek to balance non-dollar income and expenditures.  During the first six months of 2007, we have used derivative instruments to hedge foreign currency fluctuation exposures.  See Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

On September 22, 2006, we completed the acquisition of Blackstone Medical, Inc. (“Blackstone”), a privately held company specializing in the design, development and marketing of spinal implant and related biologics products. The purchase price for the acquisition was $333.0 million, subject to certain closing adjustments, plus transaction costs totaling approximately $9.6 million as of June 30, 2007. The acquisition and related costs were financed with $330.0 million of senior secured term debt and cash on hand.  Debt issuance costs were approximately $6.2 million.

Effective with the acquisition of Blackstone, we manage our operations as four business segments: Domestic, Blackstone, Breg, and International.  Orthofix Domestic (“Domestic”) consists of operations of our subsidiary Orthofix Inc.  Blackstone consists of Blackstone’s domestic and international operations.  Breg consists of Breg Inc.’s (“Breg”) domestic operations and international distributors.   Orthofix International (“International”) consists of operations which are located in the rest of the world (excluding Blackstone’s international operations), as well as independent export distribution operations.  Group Activities are comprised of the operating expenses and identifiable assets of Orthofix International N.V. and its U.S. holding company, Orthofix Holdings, Inc.

Segment and Market Sector Revenues

The following tables display net sales by business segment and net sales by market sector.  We provide net sales by market sector for information purposes only.  We keep our books and records and account for net sales, costs of sales and expenses by business segment.  In 2006, concurrent with the acquisition of Blackstone, we redefined our business segments and market sectors.  All prior period information has been restated to conform to the new business segments and market sectors.

Business Segment:

	Three Months Ended June 30,
(In US$ thousands)	2007		2006
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Domestic	$41,632	34%	$38,713	46%

Blackstone	30,017	24%	-	-%

Breg	20,193	16%	18,673	22%

International	31,494	26%	27,349	32%

Total	$123,336	100%	$84,735	100%

	Six Months Ended June 30,
(In US$ thousands)	2007		2006
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Domestic	$80,747	34%	$75,233	46%

Blackstone	56,411	23%	-	-%

Breg	40,316	17%	37,234	22%

International	62,894	26%	53,384	32%

Total	$240,368	100%	$165,851	100%

Market Sector:

	Three Months Ended June 30,
(In US$ thousands)	2007		2006
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Spine	$61,472	50%	$29,633	35%
Orthopedics	27,984	23%	24,746	29%
Sports Medicine	21,322	17%	19,325	23%
Vascular	5,578	4%	4,943	6%
Other	6,980	6%	6,088	7%

Total	$123,336	100%	$84,735	100%

	Six Months Ended June 30,
(In US$ thousands)	2007		2006
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Spine	$117,621	49%	$57,499	35%
Orthopedics	55,629	23%	47,657	29%
Sports Medicine	42,480	18%	38,513	23%
Vascular	10,499	4%	10,333	6%
Other	14,139	6%	11,849	7%

Total	$240,368	100%	$165,851	100%

The following table presents certain items from our Condensed Consolidated Statement of Operations as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (%)	2006 (%)	2007 (%)	2006 (%)

Net sales	100	100	100	100
Cost of sales	27	25	27	26
Gross profit	73	75	73	74
Operating expenses
Sales and marketing	38	38	38	38
General and administrative	13	14	13	15
Research and development	5	3	5	3
Amortization of intangible assets	4	2	4	2
Total operating income	13	18	13	16
Net income	6	15	6	13

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net sales increased 46% to $123.3 million for the second quarter of 2007 compared to $84.7 million for the second quarter of 2006.  The impact of foreign currency increased sales by $1.9 million during the second quarter of 2007 as compared to the second quarter of 2006.

Sales by Business Segment:

Net sales in Domestic increased to $41.6 million in the second quarter of 2007 compared to $38.7 million in the second quarter of 2006, an increase of 8%.  Domestic represented 34% of total net sales during the second quarter of 2007 and 46% of total net sales for the second quarter of 2006. The increase in Domestic sales was partially the result of a 6% increase in sales in the Spine market sector.  This increase continues to be driven by the only FDA-approved stimulator for the cervical spine, the Cervical-Stim®.  The Orthopedic market sector sales increased 12% due to increased sales of internal fixation products and increased sales of the Physio-Stim® compared to the second quarter of 2006.  These increases were partially offset by a 7% decrease in sales of external fixation products when compared to the second quarter of 2006.

 Domestic Sales by Market Sector:

	Net Sales for the Three Months Ended June 30,
(In US$ thousands)	2007	2006	Growth

Spine	$31,353	$29,558	6%
Orthopedics	10,279	9,155	12%

Total	$41,632	$38,713	8%

Net sales in Blackstone were $30.0 million in the second quarter of 2007, which represented 24% of total net sales for the second quarter of 2007. There are no sales for Blackstone for the comparable period of the prior year. All of Blackstone’s sales are recorded in our Spine market sector. On a pro forma basis Blackstone sales increased 36% when compared to the second quarter of 2006 and would have represented 21% of pro forma total net sales in second quarter 2006.

Net sales in Breg increased $1.5 million to $20.2 million for the second quarter of 2007 compared to $18.7 million for the second quarter of 2006, an increase of 8%.  The increase in sales was primarily due to sales of Breg bracing products which increased 8% from the second quarter of 2006.  Our Fusion XT™ products contributed to this increase.  Sales of cold therapy products increased 12% compared to second quarter of 2006. This increase was partially offset by a 16% decrease in sales for pain therapy products.  All of Breg’s sales are recorded in our Sports Medicine market sector.

Net sales in Orthofix International (“International”) increased 15% to $31.5 million in the second quarter of 2007 compared to $27.3 million in the second quarter of 2006.  International net sales represented 26% and 32% of our total net sales in the second quarter of 2007 and the second quarter of 2006, respectively. The impact of foreign currency increased International sales by 7% or $1.9 million, during the second quarter of 2007 as compared to the second quarter of 2006.  International sales in the second quarter of 2007 were also positively impacted by a 14% increase in Orthopedic products due to increased sales of our internal fixation products, including the eight-Plate Guided Growth System®, as well as increased sales of OSCAR and Physio-Stim®.  Sales of Breg products International, included in the Sports Medicine market sector, increased $0.5 million or 73% when compared to second quarter 2006.  International sales in the Vascular market, which consist of the A-V Impulse product, increased $0.6 million or 13%.  Sales of our Other products increased $0.9 million or 15% when compared to second quarter 2006.  These increases were slightly offset by sales of external fixation products which decreased 1% compared to the prior period.

International Orthofix Sales by Market Sector:

	Net Sales for the Three Months Ended June 30,
(In US$ thousands)	2007	2006	Growth

Spine	$102	$75	36%
Orthopedics	17,705	15,591	14%
Sports Medicine	1,129	652	73%
Vascular	5,578	4,943	13%
Other	6,980	6,088	15%

Total	$31,494	$27,349	15%

Sales by Market Sector:

Sales of Spine products increased 107% to $61.5 million in the second quarter of 2007 compared to $29.6 million in the second quarter of 2006.  The increase is primarily due to the addition of Blackstone product sales and sales growth of spinal stimulation products in the United States.  The Cervical-Stim® continues to be the only FDA-approved device for the enhancement of fusion in the cervical spine.

Sales of our Orthopedic products increased 13% to $28.0 million in the second quarter of 2007 compared to $24.7 million in the second quarter of 2006.  The increase of $3.3 million was attributable to sales of internal fixation devices including the eight-Plate Guided Growth System® which increased 94%, Physio-Stim® which increased 16% and sales of other products used in orthopedic applications which increased 97%. These increases were partially offset by sales of external fixation products which decreased 2% compared to the prior period.

Sales of our Sports Medicine products increased 10% to $21.3 million in the second quarter of 2007 compared to $19.3 million in the second quarter of 2006.  As discussed above, the increase in sales is primarily due to sales of our Breg bracing products and cold therapy, particularly the Fusion™ XT knee brace as well as increased sales of Breg products in International.

Sales of our Vascular products increased 13% to $5.6 million in the second quarter of 2007 compared to $4.9 million in the second quarter of 2006.  The $0.7 million increase in A-V Impulse sales was due to stronger sales in the US market.

Sales of Other products grew 15% to $7.0 million in the second quarter of 2007 compared to $6.1 million in the second quarter of 2006.  The increase was primarily due to an increase in sales of distributed products and airway management products.

Gross Profit - Our gross profit increased 42% to $90.3 million in the second quarter of 2007, from $63.5 million in the second quarter of 2006.  The increase was primarily due to the increase of 46% in net sales.  Gross profit as a percent of net sales in the second quarter 2007 was 73% compared to 75% in the second quarter of 2006.  The lower gross margin as a percent of sales was primarily a result of a charge to cost of sales of $0.9 million for the amortization of the step-up in value of acquired Blackstone inventory.  The gross margin was also negatively impacted by changes in the relative value of currencies where the weaker U.S. Dollar resulted in higher production costs for certain of our products which were produced in Euros or UK Pounds and sold in U.S. dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales.  Sales and marketing expense increased $15.4 million to $47.3 million in the second quarter of 2007 compared to $31.9 million in the second quarter of 2006.  The higher expense primarily relates to the inclusion of Blackstone sales and marketing expense of $13.1 million for which there was no comparable cost in the prior year. The increase in sales and marketing expense was also due to higher commissions on higher sales and an increase of $0.4 million for FAS 123(R) expense when compared to the prior year.

General and Administrative Expense– General and administrative expense increased $4.7 million in the second quarter of 2007 to $16.8 million compared to $12.1 million in the second quarter of 2006.  The increase was primarily attributable to the inclusion of Blackstone general and administrative expense of $3.7 million for which there was no comparable cost in the second quarter of 2006. The second quarter of 2007 also included an increase of $0.1 million for FAS 123(R) expense and increased corporate development and professional costs when compared to the prior year.

Research and Development Expense - Research and development expense increased $3.3 million in the second quarter of 2007 to $6.0 million compared to $2.7 million in the second quarter of 2006.  Approximately $3.3 million is related to Blackstone, for which there was no comparable cost in the prior year.

Amortization of Intangible Assets– Amortization of intangible assets increased $2.9 million in the second quarter of 2007 to $4.6 million compared to $1.7 million in the second quarter of 2006.  Amortization expense included $2.8 million related to amortization of intangible assets acquired in the Blackstone acquisition.

Interest Income (Expense), net – Interest expense, net was $5.9 million of expense in the second quarter of 2007 compared to $0.3 million of interest income in the second quarter of 2006.  Interest expense for the second quarter of 2007 included interest expense of $5.6 million related to the senior secured term loan used to finance the Blackstone acquisition.

Other Income, net – Other income, net which was primarily foreign currency gains, remained constant at $0.3 million in the second quarter of 2007 as compared to the second quarter of 2006.

Income Tax Expense– Our estimated worldwide effective tax rate was 29.0% and 18.8% during the second quarter of 2007 and 2006, respectively.  The effective tax rate for the second quarter of 2007 was positively affected by our European restructuring, tax planning associated with the acquisition of Breg, and an increase in the domestic production deduction, which were partially offset by non-deductible foreign losses and the generation of unutilizable net operating losses in various jurisdictions which negatively affected our tax rate.  The effective tax rate for the second quarter 2006 was positively affected by a one-time tax benefit of $2.9 million resulting from our election to adopt a new tax provision in Italy. Without this discrete item, the effective tax rate for the second quarter 2006 would have been 37.1% as a result of a higher proportion of pre-tax income being earned in the United States, a higher tax jurisdiction.

Net Income– Net income for the second quarter of 2007 was $7.2 million, or $0.43 per basic share and $0.43 per diluted share, compared to net income of $12.7 million, or $0.79 per basic share and per diluted share, for the second quarter of 2006.  The weighted average number of basic common shares outstanding was 16,533,646 and 16,037,927 during the second quarter of 2007 and 2006, respectively.  The weighted average number of diluted common shares outstanding was 16,819,166 and 16,166,241 during the second quarter of 2007 and 2006, respectively.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net sales increased 45% to $240.4 million for the first six months of 2007 compared to $165.9 million for the first six months of 2006.  The impact of foreign currency increased sales by $3.9 million during the first six months of 2007 as compared to the first six months of 2006.

Sales by Business Segment:

Net sales in Domestic increased to $80.7 million in the first six months of 2007 compared to $75.2 million in the first six months of 2006, an increase of 7%.  Domestic represented 34% of total net sales during the first six months of 2007 and 46% of total net sales for the first six months of 2006. The increase in Domestic sales was partially the result of a 6% increase in sales in the Spine market sector.  This increase continues to be driven by the only FDA-approved stimulator for the cervical spine, the Cervical-Stim®. The Orthopedic market sector sales increased 11% due to sales of internal fixation products and increased sales of the Physio-Stim® compared to the first six months of 2006.  These increases were partially offset by a 7% decrease in sales of external fixation products when compared to the first six months of 2006.

 Domestic Sales by Market Sector:

	Net Sales for the Six Months Ended June 30,
(In US$ thousands)	2007	2006	Growth

Spine	$60,957	$57,379	6%
Orthopedics	19,790	17,854	11%

Total	$80,747	$75,233	7%

Net sales in Blackstone were $56.4 million in the first six months of 2007, which represented 23% of total net sales for the first six months of 2007. There are no sales for Blackstone for the comparable period of the prior year. All of Blackstone’s sales are recorded in our Spine market sector. On a pro forma basis Blackstone sales increased 38% when compared to the first six months of 2006 and would have represented 20% of pro forma total net sales in first six months 2006.

Net sales in Breg increased $3.1 million to $40.3 million for the first six months of 2007 compared to $37.2 million for the first six months of 2006, an increase of 8%.  The increase in sales was primarily due to sales of Breg bracing products which increased 9% from the first six months of 2006.  Our Fusion XT™ products contributed to this increase.  Sales of cold therapy products increased 12% compared to the first six months of 2006. These increases were partially offset by a 13% decrease in sales for pain therapy products.  All of Breg’s sales are recorded in our Sports Medicine market sector.

Net sales in International increased 18% to $62.9 million in the first six months of 2007 compared to $53.4 million in the first six months of 2006.  International net sales represented 26% and 32% of our total net sales in the first six months of 2007 and the first six months of 2006, respectively. The impact of foreign currency increased International sales by 7%, or $3.8 million, during the first six months of 2007 as compared to the first six months of 2006.  Sales in the first six months of 2007 were also positively affected by a $1.9 million sale to a distributor in Latin America.  International sales in the first six months of 2007 were also positively impacted by a 20% increase in sales of Orthopedic products due to increased sales of our internal fixation products, including the eight-Plate Guided Growth System®, as well as increased sales of OSCAR and Physio-Stim®.  Sales of Breg products internationally which are included in the Sports Medicine market sector, increased $0.9 million or 69% when compared to the first six months of 2006.  International sales in the Vascular market, which consist of the A-V Impulse product, increased $0.2 million. Sales of our Other products increased $2.3 million when compared to the first six months of 2006.

International Sales by Market Sector:

	Net Sales for the Six Months Ended June 30,
(In US$ thousands)	2007	2006	Growth

Spine	$253	$120	111%
Orthopedics	35,839	29,803	20%
Sports Medicine	2,164	1,279	69%
Vascular	10,499	10,333	2%
Other	14,139	11,849	19%

Total	$62,894	$53,384	18%

Sales by Market Sector:

Sales of Spine products increased 105% to $117.6 million in the first six months of 2007 compared to $57.5 million in the first six months of 2006.  The increase is primarily due to the addition of Blackstone product sales and sales growth of spine stimulation products in the United States.  Spine stimulation sales increased 7% compared to the first six months of 2006. The Cervical-Stim® continues to be the only FDA-approved device for the enhancement of fusion in the cervical spine.

Sales of our Orthopedic products increased 17% to $55.6 million in the first six months of 2007 compared to $47.7 million in the first six months of 2006.  The increase of $7.9 million was attributable to sales of internal fixation devices including the eight-Plate Guided Growth System® which increased 100% and sales of other products used in orthopedic applications which increased 96%. These increases were partially offset by sales of external fixation products which decreased 2% compared to the prior period.

Sales of our Sports Medicine products increased 10% to $42.5 million in the first six months of 2007 compared to $38.5 million in the first six months of 2006.  As discussed above, the increase in sales is primarily due to sales of our Breg bracing products and cold therapy, particularly the Fusion™ XT knee brace as well as increased sales of Breg products in International.

Sales of our Vascular products increased 2% to $10.5 million in the first six months of 2007 compared to $10.3 million in the first six months of 2006.  This increase was due to a $0.2 million increase in A-V Impulse sales due to stronger sales in the US market.

Sales of Other products grew 19% to $14.1 million in the first six months of 2007 compared to $11.8 million in the first six months of 2006.  The increase was primarily due to an increase in sales of distributed products and airway management products.

Gross Profit - Our gross profit increased 43% to $176.6 million in the first six months of 2007, from $123.2 million in the first six months of 2006.  The increase was primarily due to the increase of 45% in net sales.  Gross profit as a percent of net sales in the first six months 2007 was 73.4% compared to 74.3% in the first six months of 2006. The lower gross profit margin reflects the impact of a charge to cost of sales of approximately $1.9 million for the amortization of the step-up in value of acquired Blackstone inventory together with previously discussed lower reimbursement on spine stimulators as well as the mix impact of higher rates of growth for non-spine businesses which have healthy but lower gross margins than our spine business and the weaker U.S. Dollar which results in higher production costs for certain of our products which were produced in Euros or UK Pounds and sold in U.S. dollars.

Sales and Marketing Expenses - Sales and marketing expenses, which include commissions, royalties and bad debt provision, generally increase and decrease in relation to sales.  Sales and marketing expense increased $29.2 million to $91.9 million in the first six months of 2007 compared to $62.7 million in the first six months of 2006.  The higher expense primarily relates to the inclusion of Blackstone sales and marketing expense of $24.5 million for which there was no comparable cost in the prior year. The increase in sales and marketing expense was also due to higher commissions on higher sales and an increase of $0.8 million for SFAS 123(R) expense when compared to the prior period.

General and Administrative Expense– General and administrative expense increased $8.1 million in the first six months of 2007 to $32.7 million compared to $24.6 million in the first six months of 2006.  The increase is primarily attributable to the inclusion of Blackstone general and administrative expense of $7.3 million for which there was no comparable cost in the first six months of 2006. The first six months of 2007 also included an increase of $0.8 million for FAS 123(R) expense and increased corporate development costs and professional costs compared to the prior year. The first six months of 2006 included management transition costs incurred of $1.7 million.

Research and Development Expense - Research and development expense increased $6.7 million in the first six months of 2007 to $12.4 million compared to $5.7 million in the first six months of 2006.  Approximately $6.2 million is related to Blackstone, for which there was no comparable cost in the prior year.

Amortization of Intangible Assets– Amortization of intangible assets increased $5.5 million in the first six months of 2007 to $9.0 million compared to $3.5 million in the first six months of 2006.  Amortization expense included $5.5 million related to amortization of intangible assets acquired in the Blackstone acquisition.

Interest Income (Expense), net – Interest expense, net was $11.5 million in the first six months of 2007 compared to $0.1 million of interest income in the first six months of 2006.  Interest expense for the first six months of 2007 included interest expense of $11.1 million related to the senior secured term loan used to finance the Blackstone acquisition.

Other Income (Expense), net – Other expense, net which is primarily foreign currency gains and losses was $0.2 million in the first six months of 2007 compared to other income of $0.3 million in the first six months of 2006.

KCI Settlement, Net of Litigation Costs– The gain, net of litigation costs, on the settlement of the KCI litigation in the first six months of 2006 was $1.1 million for which there was no comparable gain in the first six months of 2007.

Income Tax Expense– Our estimated worldwide effective tax rate was 28.1% and 25.7% during the first six months of 2007 and 2006, respectively.  The effective tax rate for the first six months of 2007 was positively  affected by our European restructuring, tax planning associated with the acquisition of Breg non-deductible foreign losses, and an increase in the domestic production deduction which were partially offset by the generation of unutilizable net operating losses in various jurisdictions. The effective tax rate for the first six months of 2006 was positively affected by a one-time tax benefit of $2.9 million resulting from our election to adopt a new tax provision in Italy. Without this discrete item, the effective tax rate for the first six months of 2006 would have been 35.8% as a result of a higher proportion of pre-tax income being earned in the United States, a higher tax jurisdiction.

Net Income – Net income for the first six months of 2007 was $13.5 million, or $0.82 per basic share and $0.80 per diluted share, compared to net income of $21.0 million, or $1.31 per basic share and $1.30 per diluted share, for the first six months of 2006.  The weighted average number of basic common shares outstanding was 16,499,299 and 16,029,137 during the first six months of 2007 and 2006, respectively.  The weighted average number of diluted common shares outstanding was 16,852,769 and 16,173,679 during the first six months of 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2007 were $15.7 million. This compares to $25.9 million at December 31, 2006.  In addition, we had $8.5 million of restricted cash at June 30, 2007 available for use in our US operations as compared to $7.3 million at December 31, 2006.

Net cash provided by operating activities was $1.8 million for the first six months of 2007 compared to $1.6 million in the first six months of 2006.  Net cash provided by operating activities is comprised of net income, non-cash items (including stock-based compensation) and changes in working capital.  Net income decreased $7.5 million to $13.5 million in the first six months of 2007 from $21.0 million in the comparable 2006 period.  Non-cash items increased $11.5 million in the first six months of 2007 compared to the same period in 2006 primarily as a result of the non-cash effect of increased depreciation and amortization related to the Blackstone acquisition and lower deferred tax assets.  Working capital accounts consumed $30.4 million of cash in the first six months of 2007 compared to $26.6 million in the same period in 2006.  The principal uses of cash for working capital were attributable to increases in accounts receivable and inventory to support additional sales and certain operational initiatives.  Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 87 days at June 30, 2007 compared to 97 days at June 30, 2006 and inventory turns of 1.5 times at June 30, 2007 compared to 2.2 times at June 30, 2006. The lower inventory turns and resultant higher inventory reflect inventory investment to support Blackstone sales, to open an international distribution center, establish A-V Impulse safety stock, and prepare for new internal fixation products.

Net cash used in investing activities was $18.6 million during the first six months of 2007 compared to $5.6 million during the first six months of 2006.  During the first six months of 2007, we invested $17.1 million in capital expenditures of which $10.4 million were related to the investment in instrumentation and the acquisition of certain spine patents at Blackstone. In the first six months of 2007, we also invested $1.5 million in investment in subsidiaries and affiliates which was a result of adjustments in purchase accounting related to Blackstone and a purchase of a minority interest in our subsidiary in Brazil.  During the first six months of 2006, we invested $4.5 million in capital expenditures and paid $1.1 million to purchase 52% of International Medical Supplies Distribution GmbH, a distributor of Breg products in Germany.

Net cash provided by financing activities was $6.4 million in the first six months of 2007 compared to net cash used in financing activities of $10.5 million in the first six months of 2006.  In the first six months of 2007, we repaid approximately $5.6 million of principal of the senior secured credit facility and borrowed $8.4 million to support working capital in our Italian subsidiary.  In addition, we received net proceeds of $3.0 million from the issuance of 98,907 shares of our common stock upon the exercise of stock options.  In the first six months of 2006, we prepaid the remaining $15.2 million of the principal of the senior secured loan, which was obtained to help finance the Breg acquisition and received net proceeds from the Italian line of credit of $3.7 million.  In the first six months of 2006, we received net proceeds of $0.9 million from the issuance of 27,724 shares of our common stock upon the exercise of stock options.

On September 22, 2006 our wholly-owned US holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million, the proceeds of which, together with cash balances were used for payment of the purchase price of Blackstone; and (2) a six-year revolving credit facility of $45.0 million.  As of June 30, 2007 we had no amounts outstanding under the revolving credit facility and $309.5 million outstanding under the term loan facility.  Obligations under the senior secured credit facility have a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 1.75%, which is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries.  Our effective interest rate as of June 30, 2007 on our senior secured debt is 7.11%.  The Company, certain foreign subsidiaries of the Company, including Colgate Medical Limited (Orthofix Holdings’s immediate parent) and certain of Orthofix Holdings’s direct and indirect subsidiaries, including Orthofix Inc., Breg and Blackstone, have guaranteed the obligations of Orthofix Holdings under the senior secured credit facility.  The obligations of Orthofix Holdings under the senior secured credit facility and the guarantors under their guarantees are secured by the pledge of their respective assets located in the United States.

At June 30, 2007, we had outstanding borrowings of $8.6 million from fully utilized lines of credit of approximately 6.4 million Euro ($8.6 million) established in Italy to finance the working capital of our Italian operations.  The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

We will continue to search for viable acquisition candidates that would expand our global presence as well as add additional products appropriate for current distribution channels.  An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

We believe that current cash balances together with projected cash flows from operating activities, the available revolving credit facility, the exercise of stock options, and our debt capacity are sufficient to cover anticipated working capital and capital expenditure needs including research and development costs over the near term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations.  Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations, and the cost of financing and yields on cash and short-term investments.  We use derivative financial instruments, where appropriate, to manage these risks.   However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes.  As of June 30, 2007, we had a currency swap in place to minimize foreign currency exchange risk related to a 46.2 million Euro intercompany note foreign currency exposure.

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

As of June 30, 2007, Orthofix Holdings had $309.5 million of variable rate term debt represented by borrowings under its senior secured term loan at a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 1.75%, which is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries.  The effective interest rate as of June 30, 2007 on the senior secured debt is 7.11%.  Based on the balance outstanding under the credit facility as of December 31, 2006 an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $3.1 million on an annual basis.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real.  We face cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars.  We face transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their functional currency.  As of June 30, 2007, we had an uncovered intercompany receivable denominated in Euro for approximately 6.4 million.  We are currently evaluating our options to limit the foreign currency exposure on this receivable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a - 15(e) or 15d – 15 (e)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In July 2007, we implemented an Enterprise Resource Planning (“ERP”) system at Blackstone, a wholly-owned subsidiary which we acquired on September 22, 2006. The ERP system, developed by Epicor, is expected to improve and enhance internal controls over financial reporting. This ERP system materially changes how transactions are processed at Blackstone.

As a result of the recent acquisition of Blackstone, we are continuing to integrate the processes, systems and controls relating to the acquired subsidiary into our existing system of internal control over financial reporting.

Except for the processes, systems, and controls relating to the integration of Blackstone and conversion to the ERP system, there have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.  Legal Proceedings

Our subsidiary, Blackstone Medical, Inc., is a defendant in a patent infringement lawsuit captioned Medtronic Sofamor Danek USA Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf, GmbH v. Blackstone Medical, Inc.,  Civil Action No. 06-30165-MAP, filed on September 22, 2006 in the United States District Court for the District of Massachusetts. The plaintiffs allege that (i) they are the exclusive licensees of United States Patent Nos. 6,926,718 B1, 6,936,050 B2, 6,936,051 B2, 6,398,783 B1 and 7,066,961 B2 (the “Patents”), and (ii) Blackstone Medical's making, selling, offering for sale, and using within the United States of its Blackstone Anterior Cervical Plate, 3º Anterior Cervical Plate, Hallmark Anterior Cervical Plate and Construx Mini PEEK VBR System products is infringing and has infringed the Patents, and that such infringement has been willful. The Complaint requests both damages and an injunction against further alleged infringement of the Patents. The Complaint does not specifically state an amount of damages. Blackstone Medical has denied infringement and asserts that the Patents are invalid.

On or about July 23, 2007, Blackstone Medical received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes.  The subpoena seeks documents for the period January 1, 2000 through July 31, 2006 which is prior to Blackstone Medical’s acquisition by Orthofix.  We believe that the subpoena concerns the compensation of physician consultants and related matters.  Blackstone Medical is cooperating with the government’s request and is in the process of responding to the subpoena.  We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on its consolidated financial position, results of operations, or cash flows.

By order entered on January 4, 2007, the United States District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Chan, Blackstone Medical, Inc. and other defendants including another device manufacturer.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  The complaint alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan.  On December 29, 2006, the U.S. Department of Justice filed a notice of non-intervention in the case.  Plaintiff subsequently amended the complaint to add Orthofix International N.V. as a defendant.  We believe Blackstone Medical, Inc. and Orthofix International N.V. have meritorious defenses to the claims alleged and we intend to defend vigorously against this lawsuit.

Between January 2007 and May 2007, Orthofix, Inc. and/or Blackstone Medical Inc. were named defendants, along with other medical device manufacturers, in three civil lawsuits alleging that Dr. Chan had performed unnecessary surgeries in three different instances.  All three civil lawsuits have recently been served and are pending in the Circuit Court of White County, Arkansas.  Blackstone Medical, Inc. and Orthofix, Inc. have meritorious defenses to the claims alleged and we intend to defend vigorously against these lawsuits.

Although we cannot predict the outcome of any proceedings or claims made against us or our subsidiaries, we do not currently expect that the ultimate outcome of any such proceedings or claims will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  However, there can be no assurance that the ultimate resolution of any claim will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

In addition to the foregoing, in the normal course of our business, we are involved in various lawsuits from time to time and may be subject to certain other contingencies.

Item 1A.  Risk Factors

There have been no material changes to our risk factors from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 20, 2007.  The total number of common shares eligible to vote as of the record date, May 3, 2007, was 16,540,041 and pursuant to the Company’s Articles of Association, 8,270,022 constituted a quorum.  The total number of common shares actually voted was 14,592,069.

At the Annual General Meeting:

1.	The following persons were elected by a plurality of the votes cast at the meeting as Directors of the Company for a one year term expiring at the Annual General Meeting in 2008:

Name	Votes For	Votes Withheld
Jerry Benjamin	13,863,488	728,581
Charles W. Federico	13,577,459	1,014,610
James F. Gero	13,866,438	725,631
Peter J. Hewett	13,668,255	923,814
Guy J. Jordan	14,304,692	287,377
Thomas J. Kester	14,510,819	81,250
Alan W. Milinazzo	13,862,638	729,431
Walter P. Von Wartburg	14,351,215	240,854
Kenneth R. Weisshaar	14,510,775	81,294

2.
Amendments and restatements to the 2004 Long-Term Incentive Plan as described on pages 42 and following of the Proxy Statement, which were adopted by the Board of Directors in their meeting of April 18, 2007, was adopted and approved by a vote of 9,538,762 in favor, 4,731,351 against and 321,956 abstaining;

3.
An amendment to Section 8.3 the Articles of Association, to provide that the size of the Board of Directors shall not be less than 6 nor more than 15 directors and that the size of the Board shall be determined from time to time by resolution of the Board was adopted and approved by a vote of 13,923,782 in favor, 639,031 against and 29,256 abstaining;

4.
A technical amendment to article 14 of the Articles of Association, in order to provide that the maximum permitted time between a shareholders meeting and a record date for such meeting shall be extended from 50 to 60 days was adopted and approved by a vote of 14,250,339 in favor, 312,425 against and 29,305 abstaining;

5.	The audited Financial Statements for the year ended December 31, 2006 were adopted and approved by a vote of 14,580,597 in favor, 2,632 against and 8,840 abstaining; and

6.
The selection of Ernst & Young LLP to act as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 2007 was ratified by a vote of 14,550,437 in favor, 1,832 against and 39,800 abstaining.

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

10.5
Orthofix International N.V. 2004 Long Term Incentive Plan, as amended and restated (filed as an exhibit to the Company’s current report on Form 8-K filed June 26, 2007 and incorporated herein by reference).

10.6
Form of Nonqualified Stock Option Agreement Under the Orthofix International N.V. 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s current report on Form 8-K filed April 17, 2006 and incorporated herein by reference)

10.7*	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan.

10.8	Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

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

10.13
Voting and Subscription Agreement dated as of November 20, 2003, among Orthofix International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company’s current report on Form 8-K filed on January 8, 2004 and incorporated herein by reference).

10.14
Employment Agreement amendment, dated December 29, 2005 between Orthofix International N.V. and Charles W. Federico (filed as an exhibit to the Company’s current report on Form 8-K filed December 30, 2005 and incorporated herein by reference).

10.15	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K filed December 31, 2005 and incorporated herein by reference).

10.16
Settlement Agreement dated February 23, 2006, between Intavent Orthfix Limited, a wholly-owed subsidiary of Orthofix International N.V. and Galvin Mould (filed as an exhibit to the Company’s annual report on Form 8-K filed on April 17, 2006 and incorporated herein by reference).

10.17
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

10.21
Agreement and Plan of Merger, dated as of August 4, 2006, among Orthofix International N.V., Orthofix Holdings, Inc., New Era Medical Limited, Blackstone Medical, Inc. and William G. Lyons, III, as Equityholders’ Representative (filed as an exhibit to the Company's current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

10.22
Employment Agreement, dated as of September 22, 2006, between Blackstone Medical, Inc. and Matthew V. Lyons (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

10.23
Description of Orthofix International N.V.’s Annual Incentive Plan including the Form of Participation Letter (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

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

ORTHOFIX INTERNATIONAL N.V.

Date: August 8, 2007	By:	/s/ Alan W. Milinazzo
Name: Alan W. Milinazzo
Title: Chief Executive Officer and President

Date: August 8, 2007	By:	/s/ Thomas Hein
Name: Thomas Hein
Title: Chief Financial Officer