Form 10-K
period 2007-12-31
ORTHOFIX INTERNATIONAL N V
filed 2008-02-29
CIK 884624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File Number:  0-19961

ORTHOFIX INTERNATIONAL N.V.

(Exact name of registrant as specified in its charter)

Netherlands Antilles	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Abraham de Veerstraat
Curaçao
Netherlands Antilles	N/A
(Address of principal executive offices)	(Zip Code)

599-9-4658525
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	Nasdaq Global Select Market
(Title of Class)	(Name of Exchange on Which Registered)

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2007, as reported by the Nasdaq Global Select Market, was approximately $730 million.

As of February 26, 2008, 17,086,856 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Definitive Proxy Statement to be filed with the Commission in connection with the 2008 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, unfavorable results in litigation or escrow claim matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations, difficulties integrating newly acquired businesses or products, difficulties completing strategic acquisitions or dispositions and the other risks described in Item 1A under the heading “Risk Factors” in this Form 10-K.

PART I

Item 1.  Business

In this Form 10-K, the terms “we”, “us”, “our”, “Orthofix” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

OVERVIEW

We are a diversified orthopedic products company offering a broad line of surgical and non-surgical products principally in the Spine, Orthopedics, Sports Medicine and Vascular market sectors.  Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, and to help them achieve a more active and mobile lifestyle.  We design, develop, manufacture, market and distribute medical products used principally by musculoskeletal medical specialists for orthopedic applications.  Our main products are invasive and minimally invasive spinal implant products and related human cellular and tissue based products (“HCT/P products”); non-invasive stimulation products designed to enhance the success rate of spinal fusions and to treat non-union fractures; external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction; and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing.  Our products also include a device designed to enhance venous circulation, cold therapy and other pain management products, bone cement and devices for removal of bone cement used to fix artificial implants and airway management products used in anesthesia applications.

We have administrative and training facilities in the United States (“U.S.”) and Italy and manufacturing facilities in the United States, the United Kingdom, Italy and Mexico.  We directly distribute our products in the U.S, the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico, Brazil and Puerto Rico.  In several of these and other markets, we also distribute our products through independent distributors.

Orthofix International N.V. is a limited liability company, organized under the laws of the Netherlands Antilles on October 19, 1987.  Our principal executive offices are located at 7 Abraham de Veerstraat, Curaçao, Netherlands Antilles, telephone number:  599-9-465-8525.  Our filings with the Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC.  Information on our website or connected to our website is not incorporated by reference into this Form 10-K.  Our Internet website is located at http://www.orthofix.com.  Our SEC filings are also available on the SEC Internet website as part of the EDGAR database (http://www.sec.gov).

Important Events

On or about July 23, 2007, Blackstone received a subpoena issued by the Department of Health and Human Services, Office of the Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes.  The subpoena seeks documents for the period January 1, 2000 through July 31, 2006 which is prior to our acquisition of Blackstone.  We believe that the subpoena concerns the compensation of physician consultants and related matters.  Blackstone is cooperating with the government’s request and is in the process of responding to the subpoena (See Item 3, Legal Proceedings).

On or about January 7, 2008, we received a federal grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts.  The subpoena seeks documents for the period January 1, 2000 through July 15, 2007.  We believe that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with Department of Health and Human Services, Office of Inspector General’s investigation of such matters.  We are cooperating with the government’s request and are in the process of responding to the subpoena (See Item 3, Legal Proceedings).

On or about September 27, 2007, Blackstone received a federal grand jury subpoena from the United States Attorney's Office for the District of Nevada. This subpoena seeks documents for the period from January 1999 to the present. We believe that the subpoena concerns payments or gifts made by Blackstone to certain physicians. We are cooperating with the government's request and are in the process of responding to the subpoena (See Item 3, Legal Proceedings).

On Friday, February 29, 2008, Blackstone received a Civil Investigative Demand ("CID") from the Massachusetts Attorney General's Office, Public Protection and Advocacy Bureau, Healthcare Division. Management believes that the CID seeks documents concerning Blackstone's financial relationships with certain physicians and related matters for the period from March 2004 through the date of issuance of the CID (See Item 3, Legal Proceedings).

On February 21, 2008, we announced that we were exploring options related to the potential divestiture of the fixation assets in our Orthopedic business unit.  We indicated that we have not yet identified a buyer for these fixation assets, and no definitive agreements have been signed.  We anticipate that any proceeds realized from the divestiture of fixation assets would be used to reduce debt and strengthen the Company’s balance sheet in anticipation of additional strategic opportunities in the Spine space.

On November 6, 2007, we announced that Timothy M. Adams, 48, had been appointed Chief Financial Officer of the Company effective as of November 19, 2007.  In conjunction with such responsibilities, Mr. Adams would also serve as Senior Vice President, Treasurer and Assistant Secretary of the Company.  Mr. Adams succeeded Tom Hein, who remains with the Company as Executive Vice President of Finance.  Mr. Adams joined the Company after three years as Chief Financial Officer for Cytyc Corporation, a global medical device and diagnostics company that was acquired in October 2007 by Hologic, Inc.  Previously, Mr. Adams served as Chief Financial Officer for Modus Media International, Inc., a global supply chain management company and as Chief Financial Officer of Digex, Inc.

Business Strategy

Our business strategy is to offer innovative, cost-effective orthopedic products to the Spine, Orthopedic, Sports Medicine and Vascular market sectors that reduce both patient suffering and healthcare costs.  We intend to continue to expand applications for our products by utilizing synergies among our core technologies.   We intend to expand our product offerings through business or product acquisition and assignment or licensing agreements, as well as through our own product development efforts.  We intend to leverage our sales and distribution network by selling our products in all markets in which we can generate adequate financial returns.  We intend to continue to enhance physician relationships through extensive education efforts as well as strengthen contracting and reimbursement relationships through our dedicated sales and administrative staff.

Business Segments and Market Sectors

Our business is divided into four reportable segments:  Orthofix Domestic (“Domestic”), Blackstone, Breg, and Orthofix International (“International”).  Domestic consists of operations of our subsidiary Orthofix Inc., which uses both direct and distributor sales representatives to sell Spine and Orthopedic products to hospitals, doctors, and other healthcare providers in the U.S. market.  We have designated Blackstone Medical, Inc. (“Blackstone”), a company that we acquired on September 22, 2006, as a business segment.  Blackstone specializes in the design, development and marketing of spinal implant and related HCT/P products.  Blackstone uses both direct and distributor sales representatives to sell Spine products domestically and internationally.  Breg designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells those Sports Medicine products through a network of domestic and international distributors, sales representatives, and affiliates.  International consists of locations in Europe, Mexico, Brazil, and Puerto Rico, as well as independent distributors outside the U.S.  International uses both direct and distributor sales representatives to sell Spine, Orthopedic, Sports Medicine, Vascular, and Other products.

Business Segment (a):

	Year ended December 31, (In US$ thousands)
	2007		2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Domestic	$166,727	34%	$152,560	42%	$135,084	43%
Blackstone	115,914	24%	28,134	8%	-	-
Breg	83,397	17%	76,219	21%	72,022	23%
International	124,285	25%	108,446	29%	106,198	34%
Total	$490,323	100%	$365,359	100%	$313,304	100%

(a)  Prior to 2006, our operations in Mexico and Brazil were included within the Domestic segment.
Conversely, in 2006 such operations are included within the International segment.  The prior year presentation has been restated to conform with the current presentation.

Additional financial information regarding our business segments can be found in Part II, Item 8 under the heading “Financial Statements and Supplementary Data”, as well as in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We maintain our books and records by business segment; however, we use market sectors to describe our business.  The Company’s segment information is prepared on the same basis that the Company’s management reviews the financial information for operational decision making purposes.  Market sectors, which categorize our revenues by types of products, describe the nature of our business more clearly than our business segments.

Our market sectors, which were reformatted in 2006 to more clearly associate our products with markets, are Spine, Orthopedics, Sports Medicine, Vascular, and Other.

Market Sector:

	Year ended December 31, (In US$ thousands)
	2007		2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Spine	$243,165	49%	$145,113	40%	$101,622	33%
Orthopedics	111,932	23%	95,799	26%	92,097	29%
Sports Medicine	87,540	18%	79,053	22%	72,970	23%
Vascular	19,866	4%	21,168	6%	23,887	8%
Other	27,820	6%	24,226	6%	22,728	7%

Total	$490,323	100%	$365,359	100%	$313,304	100%

Additional financial information regarding our market sectors can be found in Part II, Item 8 under the heading “Financial Statements and Supplementary Data”, as well as in Part II, Item 7 under the heading  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Products

Our revenues are generally derived from the sales of products in four market sectors, Spine (49%), Orthopedics (23%), Sports Medicine (18%) and Vascular (4%), which together accounted for 94% of our total net sales in 2007.  Sales of Other products, including airway management products for use during anesthesia, woman’s care and other products, accounted for 6% of our total net sales in 2007.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application

Spine Products

Spinal-Stim®	Pulsed electromagnetic field (“PEMF”) non-invasive lumbar spine bone growth stimulator

Cervical-Stim®	PEMF non-invasive cervical spine bone growth stimulator

Origin™ DBM with Bioactive Glass	A bone void filler

3 Degree/Reliant	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark®	A cervical plating system implanted during anterior cervical spine fusion procedures

ICON™ Modular Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a minimally invasive posterior lumbar spine fusion procedure

Ascent® POCT System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

Construx® VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

Construx® Mini VBR System	Smaller, unibody versions of the Construx VBR System, implanted during the replacement of degenerated or deformed spinal vertebrae

Unity® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

Ngage® Surgical Mesh	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

Newbridge® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

Trinity® Bone Matrix	An adult stem cell based bone growth matrix used during surgery that is designed to enhance the success of a spinal fusion procedure

Alloquent® Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Product	Primary Application

Orthopedic Products

Fixation	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus®, XCaliber™, Contours VPS®, VeroNail® and Centronail®

Physio-Stim®	PEMF long bone non-invasive bone growth stimulator

Gotfried PC.C.P®	Percutaneous compression plating system for hip fractures

eight-Plate Guided Growth System®	Treatment for the bowed legs or knock knees of children

Cemex®	Bone cement

ISKD®	Internal limb-lengthening device

OSCAR	Ultrasonic bone cement removal

Sports Medicine Products
Breg® Bracing	Bracing products which are designed to provide support and protection of limbs and extremities during healing and rehabilitation

Polar Care®	Cold therapy products that are designed to reduce swelling, pain and accelerate the rehabilitation process

Pain Care®	Pain therapy products that are designed to provide continuous post-surgical infusion of local anesthetic into surgical site

Vascular Products
A-V Impulse System®	Enhancement of venous circulation, used principally after orthopedic procedures to prevent deep vein thrombosis

Non-Orthopedic Products
Laryngeal Mask	Maintenance of airway during anesthesia

Other	Several non-orthopedic products for which various Orthofix subsidiaries hold distribution rights

We have proprietary rights in all of the above products with the exception of the Laryngeal Mask, Cemex®, ISKD®, eight-Plate Guided Growth System®, Contours VPS® and Trinity® Bone Matrix.  We have the exclusive distribution rights for the Laryngeal Mask and Cemex® in Italy, for the Laryngeal Mask in the United Kingdom and Ireland and for the ISKD®, eight-Plate Guided Growth System® and Contours VPS® worldwide.  We have U.S. distribution rights for Trinity® Bone Matrix for use in spinal and orthopedic applications.

We have numerous trademarked products and services including but not limited to the following:  Orthofix®, ProCallus®, XCaliber™, Gotfried PC.C.P®, Spinal-Stim®, Cervical-Stim®, Physio-Stim®, OriginTM DBM, Blackstone®, Alloquent®, Ascent®, Construx®, Hallmark®, ICON™, Newbridge®, Ngage®, Trinity® Matrix, Unity®, Breg®, Polar Care®, Pain Care® and Fusion® ..

Spine

Spine product sales represented 49% of our total net sales in 2007.

Neck and back pain is a common health problem for many people throughout the world and often requires surgical or non-surgical intervention for improvement.  Neck and back problems are usually of a degenerative nature and are generally more prevalent among the older population.  As the population ages, we believe physicians will see an increasing number of patients with degenerative spine issues who wish to have a better quality of life than that experienced by previous generations.  Treatment options for spine disorders are expected to expand to fill the existing gap between conservative pain management and invasive surgical options, such as spine fusion.

We believe that our Spine products are positioned to address the needs of spine patients at many points along the continuum of care, offering non-operative, pre-operative, operative and post-operative products.   Our products currently address the cervical fusion segment as well as the lumbar fusion segment which is the largest sub-segment of the spine market.

Blackstone offers a wide array of spine implants used during surgical procedures intended to treat a variety of spine conditions.  Many of these surgeries are fusion procedures in the cervical and lumbar spine that utilize Blackstone’s metal plates, rods and screws, its interbody devices or vertebral body replacements, and its HCT/P bone growth product.

Additionally, bone growth stimulators used in spinal applications are designed to enhance the success rate of certain spinal fusions by stimulating the body’s own natural healing mechanism post-surgically.  These non-invasive portable devices are intended to be used as part of a home treatment program prescribed by a physician.

Spinal Implants

The human spine is made up of 33 interlocking vertebrae that protect the spinal cord and provide structural support for the body.  The top seven vertebrae make up the cervical spine, which bears the weight of the skull and provides the highest range of motion.  The next 17 mobile vertebrae encompass the thoracic and lumbar, or thoracolumbar, sections of the spine.  The thoracic spine (12 vertebrae) helps to protect the organs of the chest cavity by attaching to the rib cage, and is the least mobile segment of the spine.  The lumbar spine (five vertebrae) carries the greatest portion of the body’s weight, allowing a degree of flexion, extension and rotation thus handling the majority of the bending movement.   Additionally five fused vertebrae make up the sacrum (part of the pelvis) and four vertebrae make up the final part of the spine, the coccyx.

Spinal bending and rotation are accomplished through the vertebral discs located between each vertebra.  Each disc is made up of a tough fibrous exterior, called the annulus, which surrounds a soft core called the nucleus. Excess pressure, deformities, injury or disease can lead to a variety of conditions affecting the vertebrae and discs that may ultimately require medical intervention in order to relieve patient pain and restore stability in the spine.

Spinal fusion is the permanent union of two or more vertebrae to immobilize and stabilize the affected portion of the spine.  Most fusion surgeries involve the placement of a bone graft between the affected vertebrae, which is typically held in place by metal implants that also provide stability to the spine until the desired growth of new bone can complete the fusion process.  These implants typically consist of some combination of rods, screws and plates that are designed to remain in the patient even after the fusion has occurred.

Most fusion procedures performed on the lumbar area of the spine are done posterially, or from the back, while the majority of cervical fusions are performed from the anterior, or front, of the body.  However, the growing use of mesh cages and other interbody devices has resulted in the increasing use of an anterior, or frontal, approach to many lumbar surgeries.  Interbody devices are small hollow implants typically made of either bone, metal or a thermoplastic compound called Polyetheretherketones (“PEEK”) that are placed between the affected vertebrae to restore the space lost by the degenerated disc.  The hollow spaces within these interbody devices are typically packed with some form of HCT/P material designed to accelerate the formation of new bone around the graft which ultimately results in the desired fusion.

Blackstone provides a wide array of implants designed for use primarily in cervical and lumbar fusion surgeries.  These implants are made of metal, bone, or PEEK.  Additionally, Blackstone’s product portfolio includes a unique adult stem cell-based HCT/P bone grafting product called Trinity® Matrix.

The majority of implants offered by Blackstone are made of titanium metal.  This includes the 3 Degree, Reliant and Hallmark® cervical plates.  Additionally, the Spinal Fixation System (“SFS”) and the Ascent® POCT System are sets of rods, crossbars and screws which are implanted during posterior fusion procedures.  The more recently introduced ICON™ Modular Spinal Fixation System is designed to be used in minimally-invasive posterior lumbar fusion procedures.  The Company also offers specialty plates that are used in less common procedures, and as such are not manufactured by many device makers.  These specialty plates include the Newbridge® Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, as well as the Unity® plate which is used in anterior lumbar fusion procedures.

Blackstone also offers a variety of devices made of PEEK, including vertebral body replacements and interbody devices.   Vertebral body replacements are designed to replace a patient’s degenerated or deformed vertebrae.  On the other hand, interbody devices, or cages, are designed to replace a damaged disc, restoring the space that had been lost between two vertebrae.  Blackstone also offers interbody devices made of titanium metal.

Blackstone is also a distributor of human cellular and tissue based products (“HCT/P products”), including interbody devices made of human cadaveric bone that has been harvested from donors and carved by a machine into a desired shape, and a unique adult stem cell-based product that is intended to enhance a patient’s ability to quickly grow new bone around a spinal fusion site.  This product contains live adult stem cells harvested from human cadaveric donors and is intended to be a safer, simpler alternative to an autograft, which is commonly performed in connection with a spine fusion procedure.  An autograft involves a separate surgical incision in the patient’s hip area in order to harvest the patient’s own bone to be used during the fusion procedure.  An autograft procedure adds risk of an additional surgical procedure and related patient discomfort in conjunction with the spinal fusion.

Spinal Bone Growth Stimulators

Separate from Blackstone, we offer two spinal bone growth stimulation devices, Spinal-Stim® and Cervical-Stim®, through our subsidiary, Orthofix Inc. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed.  Clinical data shows our PEMF signal enhances the body’s enzyme activities, induces mineralization, encourages new vascular penetration and results in a process that generates new bone growth at the spinal fusion site.  We have sponsored independent research at the Cleveland Clinic, where scientists conducted animal and cellular studies to identify the influence of our PEMF signals on bone cells.  From this effort, a total of six studies have been published in peer-reviewed journals.  Among other insights, the studies illustrate the positive effects of PEMF on bone loss, callus formation, and collagen.  Furthermore, we believe that characterization and visualization of the Orthofix PEMF waveform is paving the way for signal optimization for a variety of applications and indications.

Spinal-Stim® is a non-invasive spinal fusion stimulator system commercially available in the U.S.  Spinal-Stim® is designed for the treatment of the lower thoracic and lumbar regions of the spine.  Some spine fusion patients are at greater risk of not generating new bone around the damaged vertebrae after the operation.  These patients typically have one or more risk factors such as smoking, obesity or diabetes, or their surgery involves the revision of a previously attempted fusion procedure that failed, or the fusion of multiple levels of vertebrae in one procedure.  For these patients, post-surgical bone growth stimulation using Spinal-Stim® has been shown to increase the probability of fusion, without the need for additional surgery.  According to internal sales data, more than 210,000 patients have been treated using Spinal-Stim® since the product was introduced in 1990.  The device uses proprietary technology and a wavelength to generate a PEMF signal.  Our approval from the U.S. Food and Drug Administration (“FDA”) to market Spinal-Stim® commercially is for both failed fusions and healing enhancement as an adjunct to initial spinal fusion surgery.

On December 28, 2004, we received approval from the FDA to market our Cervical-Stim® bone growth stimulator.  Cervical-Stim® is an FDA-approved bone growth stimulator for use as an adjunct to cervical (upper) spine fusion in certain high-risk patients.

Orthopedics

Orthopedics products represented 23% of our total net sales in 2007.

The medical devices offered in Orthofix’s Orthopedic market sector are used for two primary purposes:  bone fracture management and bone deformity correction.

Bone Fracture Management

Fixation

Our fracture management products consist of fixation devices designed to stabilize a broken bone until it can heal, as well as non-invasive post-surgical bone growth stimulation devices designed to accelerate the body’s formation of new bone.  Our fixation products come in two main types: external devices and internal devices.  We initially focused on the production of external fixation devices for management of fractures that require surgery. External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body.  Our fixation devices use screws that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally.  The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, are locked in place for stabilization.  We believe that external fixation allows micromovement at the fracture site, which is beneficial to the formation of new bone.  We believe that it is among the most minimally invasive and least complex surgical options for fracture management.

Internal fixation devices come in various sizes, depending on the bone which requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws.  A nail is inserted into the hollow core of a fractured long bone, such as the humerus, tibia and fibula, found in human arms and legs.  Alternatively, a plate is attached by screws to an area such as a broken wrist or hip.  External devices are designed in large part to be used for the same types of conditions that can be treated by internal fixation devices.  The difference is that the external fixator is a set of rods, rings and screws attached at the fracture site from outside the arm or leg, and is held in place by the screws that extend from the device through the patient’s skin into the fractured bone.  The choice of whether to use an internal or external fixation device is driven in large part by physician preference.  Some patients, however, favor internal fixation devices for aesthetic reasons.

An example of one of our external fixation devices is the XCaliber™ fixator, which is made from a lightweight radiolucent material and provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures.  The radiolucency of XCaliber™ fixators allows X-rays to pass through the device and provides the surgeon with improved X-ray visualization of the fracture and alignment.  In addition, these three configurations cover a broad range of fractures with very little inventory.  The XCaliber™ fixators are provided pre-assembled in sterile kits to decrease time in the operating room.

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

Another example of an external fixation device designed for the treatment of fractures is our Sheffield™ fixator.  The Sheffield fixator is radiolucent and uses fewer components than other products used for limb reconstruction.  In addition, we believe that the Sheffield fixator is more stable and stronger than most competing products – two critical concerns for a long-term limb reconstruction treatment.  We believe other advantages of the Sheffield fixator over competing products include the rapid assembly, ease of use and the numerous possibilities for customization for each individual patient.

Examples of our internal fixation devices include:

•
The Centronail® is a new nailing system designed to stabilize fractures in the femur, tibia and humerus.  We believe that it has all the attributes of the Orthofix Nailing System but has additional advantages: it is made of titanium, has improved mechanical distal targeting and instrumentation and a design which requires significantly reduced inventory.

•
The VeroNail® marks Orthofix’s entry into the intramedullary hip nailing market.  For use in hip fractures, it provides a minimally-invasive screw and nail design intended to reduce surgical trauma and allow patients to begin walking again as soon as possible after the operation.  It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

•
The Gotfried Percutaneous Compression Plating or Gotfried PC.C.P® System is a method of stabilization and fixation for hip-fracture surgery developed by Y. Gotfried, M.D. that we believe is minimally invasive. Traditional hip-fracture surgery can require a 5-inch-long incision down the thigh, but the Gotfried PC.C.P® System involves two smaller incisions, each less than one inch long.  The Gotfried PC.C.P® System then allows a surgeon to work around most muscles and tendons rather than cutting through them.  We believe that major benefits of this new approach to hip-fracture surgery include (1) a significant reduction of complications due to a less traumatic operative procedure; (2) reduced blood loss and less pain (important benefits for the typically fragile and usually elderly patient population, who often have other medical problems); (3) faster recovery, with patients often being able to bear weight a few days after the operation; and (4) improved post-operative results.

Bone Growth Stimulation

Our Physio-Stim® bone growth stimulator products use PEMF technology similar to that described previously in the discussion of our spine stimulators.  The primary difference is that the Physio-Stim® physical configuration is designed for use on bones found in areas other than the spine.

 A bone’s regenerative power results in most fractures healing naturally within a few months.  In certain situations, however, fractures do not heal or heal slowly, resulting in “non-unions.”  Traditionally, orthopedists have treated such fracture conditions surgically, often by means of a bone graft with fracture fixation devices, such as bone plates, screws or intramedullary rods.  These are examples of “invasive” treatments.  Our patented bone growth stimulators are designed to use a low level of PEMF signals to activate the body’s natural healing process.  The stimulation products that we currently market are external and apply bone growth stimulation without implantation or other surgical procedures.

We believe that our systems offer portability, rechargeable battery operation, integrated component design, patient monitoring capabilities and the ability to cover a large treatment area without factory calibration for specific patient application.  According to internal sales data, more than 132,000 patients have been treated using Physio-Stim® for long bone non-unions since the product was introduced.

 Bone Deformity Correction

In addition to the treatment of bone fractures, we also design, manufacture and distribute devices that are intended to treat congenital bone conditions, such as limb length discrepancies, angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma.  Examples of products offered in these areas include the eight-Plate Guided Growth System® and the Intramedullary Skeletal Kinetic Distractor, or ISKD®.  The ISKD® system is a patented, internal limb-lengthening device that uses a magnetic sensor to monitor limb-lengthening progress on a daily basis.  ISKD® is an expandable tubular device that is completely implanted inside the bone to be lengthened.  The ISCK® system is designed to lengthen the patient’s bone gradually, and, after lengthening is completed stabilize the lengthened bone.  ISKD® is an FDA-approved intramedullary bone lengthener on the market, and we have the exclusive worldwide distribution rights for this product.

Sports Medicine

Sports Medicine product sales represented 18% of our total net sales in 2007.

We believe Breg, one of Orthofix’s wholly-owned subsidiaries, is a market leader in the sale of orthopedic post-operative reconstruction and rehabilitative products to hospitals and orthopedic offices.  Breg’s products are grouped primarily into three product categories:  Breg® Bracing, Polar Care® and Pain Care®. Approximately 60% of Breg’s net revenues were attributable to the sale of bracing products in 2007, including: (1) functional braces for treatment and prevention of ligament injuries, (2) load-shifting braces for osteoarthritic pain management, (3) post-operative braces for protecting surgical repair and (4) foot and ankle supports that provide an alternative to casting.  Approximately 30% of Breg’s 2007 net revenues came from the sale of cold therapy products used to minimize the pain and swelling following knee, shoulder, elbow, ankle and back injuries or surgery.  Approximately 5% of Breg’s 2007 net revenues came from the sale of pain therapy products used for patient control over post-operative pain management after common Sports Medicine procedures such as arthroscopy of the knee and shoulder.  Approximately 5% of Breg’s 2007 net revenues came from the sale of other rehabilitative products.  Breg sells its products through a network of domestic and international independent distributors and related international subsidiaries.

Breg® Bracing

We design, manufacture and market a broad range of rigid knee bracing products, including ligament braces, post-operative braces and osteoarthritic braces.  The rigid knee brace products are either customized braces or standard adjustable off-the-shelf braces.

Ligament braces are designed to provide durable support for moderate to severe knee ligament instabilities and help stabilize the joint so that patients may successfully complete rehabilitation and resume their daily activities.  The product line includes premium custom braces and off-the-shelf braces designed for use in all activities.  All ligament braces are also available with a patellofemoral option to address tracking and subsequent pain of the patellofemoral joint.  We market the ligament product line under the Fusion® and X2K® brand names.

Post-operative braces are designed to limit a patient’s range of motion after knee surgery and protect the repaired ligaments and/or joints from stress and strain.  These braces are designed to promote a faster and healthier healing process.  The products within this line provide both immobilization and/or a protected range of motion.  The Breg post-operative family of braces, featuring the Quick-Set hinge, offers complete range of motion control for both flexion and extension, along with a simple-to-use drop lock mechanism to lock the patient in full extension.  The release lock mechanism allows for easy conversion to full range of motion.  The straps, integrated through hinge bars, offer greater support and stability.  This hinge bar can be “broken down” for use during later stages of rehabilitation.  The Breg T-Scope® is a premium brace in the post-operative bracing market and has every feature available offered in our post-operative knee braces, including telescoping bars, easy application, full range of motion and a drop lock feature.

Osteoarthritic braces are used to treat patients suffering from osteoarthritis of the knee.  Osteoarthritis (“OA”) is a form of damage to, or degeneration of, the articular surface of a joint.  This line of custom and off-the-shelf braces is designed to shift the load going through the knee, provide additional stability and reduce pain.  In some cases, this type of brace may serve as a cost-efficient alternative to total knee replacement.  Breg’s CounterForce Plus, our newest bracing technology for patients suffering from OA, is based on a functional knee brace design that is intended to control both anterior/posterior and varus/valgus instabilities.

Polar Care®

We manufacture, market and sell a cold therapy product line, Polar Care®.  Breg entered the market for cold therapy products in 1991 when it introduced the Polar Care® 500, a cold therapy device used to reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process.  Today, we believe that cold therapy is a standard of care with physicians despite limited historical reimbursement by insurance companies over the years.  We believe that based on the increasing acceptance of cold therapy, reimbursement by insurance companies is improving.

The Polar Care® product uses a circulation system designed to provide constant fluid flow rates to ensure safe and effective treatment.  The product consists of a cooler filled with ice and cold water connected to a pad, which is applied to the affected area of the body; the device provides continuous cold therapy for the relief of pain.  Breg’s cold therapy line consists of the Polar Care® 500, Kodiak®, Polar Care® 300, Polar Cub and cold gel packs.

Pain Care®

We manufacture, market and sell a line of pain therapy products called Pain Care®.   This product line includes the Pain Care® 3200 and Pain Care® 4200 lines of disposable, pain management infusion pumps.  These pain management systems are designed to provide a continuous infusion of local anesthetic dispensed directly into the surgical site following a surgical procedure.  The Pain Care® family provides infusions, controlled by the patient, of a local anesthetic to alleviate and moderate severe pain experienced following surgery.  We also sell the ePain Care, an electronic, reusable infusion pump, which delivers a bolus of local anesthetic in a programmable treatment protocol.

Vascular

Vascular product sales represented 4% of our total net sales in 2007.

Our non-invasive post-surgical vascular therapy product, called the A-V Impulse System®, is primarily used on patients following orthopedic joint replacement procedures. It is designed to reduce dangerous deep vein thrombosis, or blood clots, and post-surgery pain and swelling by improving venous blood return and improving arterial blood flow.  For patients who cannot walk or are immobilized, we believe that this product simulates the effect that would occur naturally during normal walking or hand flexion with a mechanical method and without the side effects and complications of medication.

The A-V Impulse System® consists of an electronic controller attached to a special inflatable slipper or glove, or to an inflatable bladder within a cast, which promotes the return of blood to the veins and the inflow of blood to arteries in the patient’s arms and legs.  The device operates by intermittently impulsing veins in the foot, calf or hand, as would occur naturally during normal walking or hand clenching.  The A-V Impulse System® is distributed in the U.S. by Covidien Ltd.  Outside the U.S., the A-V Impulse System® is sold directly by our distribution subsidiaries in the United Kingdom, Italy and Germany and through selected distributors in the rest of the world.

Other Products

Other product sales represented 6% of our total net sales in 2007.

Laryngeal Mask

The Laryngeal Mask, a product of The Laryngeal Mask Company Limited, is an anesthesia medical device designed to establish and maintain the patient’s airway during an operation.  We have exclusive distribution rights for the Laryngeal Mask in the United Kingdom, Ireland and Italy.

Other

We hold distribution rights for several other non-orthopedic products including Mentor breast implants in Brazil and Womancare products in the United Kingdom.

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

We maintain interactive relationships with spine and orthopedic centers in the U.S., Europe, Japan and South and Central America, including research and development centers such as the Cleveland Clinic Foundation, Rutgers University, and the University of Verona in Italy.  Several of the products that we market have been developed through these collaborations.  In addition, we regularly receive suggestions for new products from the scientific and medical community, some of which result in Orthofix entering into assignment or license agreements with physicians and third-parties.  We also receive a substantial number of requests for the production of customized items, some of which have resulted in new products.  We believe that our policy of accommodating such requests enhances our reputation in the medical community.

In 2007 and 2005, we spent $24.2 million and $11.8 million, respectively, on research and development.  In 2006, we spent $15.0 million on research and development and recorded a $40.0 million charge for In Process Research and Development as part of the purchase accounting for the Blackstone acquisition.

Patents, Trade Secrets, Assignments and Licenses

We rely on a combination of patents, trade secrets, assignment and license agreements as well as non-disclosure agreements to protect our proprietary intellectual property.  We own numerous U.S. and foreign patents and have numerous pending patent applications and license rights under patents held by third parties.  Our primary products are patented in major markets in which they are sold.  There can be no assurance that pending patent applications will result in issued patents, that patents issued or assigned to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage or protection.   Third parties might also obtain patents that would require assignments to or licensing by us for the conduct of our business.  We rely on confidentiality agreements with key employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology.

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

Government Regulation

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act, or the FDCA, as implemented and enforced by the U.S. Food and Drug Administration, or the FDA.  The regulations that cover our products and facilities vary widely from country to country.  The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, each medical device that we wish to commercially distribute in the U.S. will require either premarket notification (“510(k)”) clearance or approval of a premarket approval application (“PMA”) from the FDA.  The FDA classifies medical devices into one of three classes.  Devices deemed to pose lower risks are placed in either class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device.  This process is generally known as 510(k) clearance.  Some low risk devices are exempted from this requirement.  Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring approval of a PMA.

Manufacturers of most class II medical devices are required to obtain 510(k) clearance prior to marketing their devices.  To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.”  By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer.  The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.  After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.   With certain exceptions, most of our products are subject to the 510(k) clearance process.

Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations.  By statute, the FDA has 180 days to review the PMA application, although, generally, review of the application can take between one and three years, or longer. Once approved, a new PMA or a PMA Supplement is required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device's indication for use, manufacturing process, labeling and design.  Our bone growth stimulation products are classified as Class III by the FDA, and have been approved for commercial distribution in the U.S.  through the PMA process.  We also have under development, an artificial cervical disc product which is currently classified as FDA Class III and will require a human clinical trial and PMA approval.  We also have under development other products designed to treat degenerative spinal disc disease but which allow greater post-surgical mobility than standard surgical approaches involving spinal fusion techniques.  Certain of these products may be classified as FDA Class III products and may require PMA approval process including a human clinical trial.

In addition, Blackstone is a distributor of a product for bone repair and reconstruction under the brand name Trinity® Matrix which is an allogeneic bone matrix containing viable adult mesenchymal stem cells.  We believe that Trinity® Matrix is properly classified under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug.  We believe it is regulated under Section 361 of the Public Health Service Act and C.F.R. Part 1271.  Blackstone also distributes certain surgical implant products known as “allograft” products which are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body.  We believe that these products are properly classified by the FDA as minimally-manipulated tissue and are covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing.  There can be no assurance that our suppliers of the Trinity® Matrix and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business.  Further, there can be no assurance that these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged.  Moreover, products derived from human tissue or bone are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls.  For a description of these risks, see Item 1A “Risk Factors.”

The medical devices that we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained all necessary clearances and approvals for the manufacture and sale of our products and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance.  After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Reporting (“MDR”) regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA's recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations.  If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution.  The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.  Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition and results of operations.

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

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid and Tricare, or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder's healthcare insurance benefits are limited. Also, third-party payors are increasingly challenging the prices charged for medical products and services. The Medicare program is expected to implement a new payment mechanism for certain items of durable medical equipment, or DME, for the competitive bidding program. This program is in the early stages of a gradual phase-in of implementation and payment rates for DME will be determined based on bid prices rather than the current Medicare DME fee schedule.

Our sales and marketing practices are also subject to a number of U.S. laws regulating healthcare fraud and abuse such as the federal Anti-Kickback Statute and the federal Physician Self-Referral Law (known as the “Stark Law”), the Civil False Claims Act and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") as well as numerous state laws regulating healthcare and insurance.  These laws are enforced by the Office of Inspector General within the United States Department of Health and Human Services, the United States Department of Justice, and other federal, state and local agencies.  Among other things, these laws and others generally:  (1) prohibit the provision of any thing of value in exchange for the referral of patients for, or the purchase, order, or recommendation of, any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid), (2) require that claims for payment submitted to federal healthcare programs be truthful, (3) prohibit the transmission of protected healthcare information to persons not authorized to receive that information, and (4) require the maintenance of certain government licenses and permits.

In addition, U.S. federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information such as medical records and restrict the use and disclosure of that protected information.  At the federal level, the Department of Health and Human Services promulgated health information privacy and security rules under HIPAA.  These rules protect health information by regulating its use and disclosure, including for research and other purposes.  Failure of a HIPAA “covered entity” to comply with HIPAA regarding such “protected health information” could constitute a violation of federal law, subject to civil and criminal penalties.  Covered entities include healthcare providers (including those that sell devices or equipment) that engage in particular transactions, including, as we do, the transmission of claims to health plans.  Consequently, health information that we access, collect, analyze, and otherwise use and/or disclose includes protected health information that is subject to HIPAA.  As noted above, many state laws also pertain to the confidentiality of health information.  Such laws are not necessarily preempted by HIPAA, in particular those state laws that afford greater privacy protection to the individual than HIPAA.  These state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

Sales, Marketing and Distribution

General Trends

We believe that demographic trends, principally in the form of a better informed, more active and aging population in the major healthcare markets of the U.S., Western Europe and Japan, together with opportunities in emerging markets such as the Asia-Pacific Region (including China) and Latin America, as well as our focus on innovative products, will continue to have a positive effect on the demand for our products.

Primary Markets

In 2007, Domestic accounted for 34% of total net sales; Blackstone accounted for 24% of total net sales; Breg accounted for 17% of total net sales; and International accounted for 25% of total net sales.  No single non-governmental customer accounted for greater than 5% of total net sales.  Sales to customers were broadly distributed.

Our products sold in the United States are either prescribed by medical professionals for the care of their patients or selected by physicians, sold to hospitals, clinics, surgery centers, independent distributors or other healthcare providers, all of whom may be primarily reimbursed for the healthcare products provided to patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs.  Our products are also sold in many other countries, such as the United Kingdom, France and Italy, which have publicly funded healthcare systems as well as private insurance plans. See Item 1A “Risk Factors”, page 25 for a table of estimated revenue by payor type. For additional information about geographic areas, see Item 8 "Financial Statements and Supplementary Data."

Sales, Marketing and Distributor Network

We have established a broad distribution network comprised of direct sales representatives and distributors.  This established distribution network provides us with a platform to introduce new products and expand sales of existing products.  We distribute our products through a sales and marketing force of approximately 593 direct sales and marketing representatives.  Worldwide we also have approximately 288 independent distributors for our products in approximately 65 countries.  The table below highlights the makeup of our sales, marketing and distribution network at December 31, 2007.

	Direct Sales & Marketing Headcount			Distributors
	United States	International	Total	United States	International	Total
Domestic	322	-	322	27	1	28
Blackstone	51	6	57	45	27	72
Breg	62	3	65	38	66	104
International	6	143	149	1	83	84
Total	441	152	593	111	177	288

In our largest market, the U.S., our sales, marketing and distribution network is separated between several distinct sales forces addressing different market sectors.  The Spine market sector is addressed primarily by a direct sales force for spinal bone growth stimulation products and Blackstone HCT/P products and a distribution network for Blackstone spinal implant products.  The Orthopedic market sector is addressed by a hybrid distribution network of predominately direct sales supplemented by distributors.  The Sports Medicine market sector is addressed primarily by a distribution network for Breg products.

Outside the U.S., we employ both direct sales representatives and distributors within our international sales subsidiaries.  We also utilize independent distributors in Europe, the Far East, the Middle East and Central and South America in countries where we do not have subsidiaries.  In order to provide support to our independent distribution network, we have a group of sales and marketing specialists who regularly visit independent distributors to provide training and product support.

Marketing and Product Education

We seek to market our products principally to medical professionals and group purchasing organizations (“GPOs”) or hospital organizations who buy on a large scale.  The focus on marketing to physicians is designed to complement our product development and marketing strategy, which seeks to encourage and maintain product development relationships with the leading orthopedic, trauma and other surgeons.  We believe these relationships facilitate the introduction of design improvements and create innovative products that meet the needs of surgeons and patients, thereby expanding the market for our products.  The focus on selling to GPOs and large national accounts reflects a recent trend toward large scale procurement efforts in the healthcare industry.

We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate.  We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages in printed, video and multimedia formats.  To provide additional advanced training for surgeons, we organize monthly multilingual teaching seminars at our facility in Verona, Italy.  The Verona product education seminars, which in 2007 were attended by over 760 surgeons and over 310 distributor representatives and sales specialists from around the world, include a variety of lectures from specialists as well as demonstrations and hands-on workshops.  Each year many of our sales representatives and distributors independently conduct basic courses locally for surgeons in the application of certain of our products.  We also provide sales training at our training centers in McKinney, Texas and at our Breg training center in Vista, California.  Additionally, we have implemented a web-based sales training program, which provides continued training to our sales representatives.

Competition

Our bone growth stimulation products compete principally with similar products marketed by Biomet Spine a business unit of Biomet, Inc, DJO Incorporated, and Exogen, Inc., a subsidiary of Smith & Nephew plc.  Our Blackstone spinal implant and HCT/P products compete with products marketed by Medtronic, Inc., De Puy, a division of Johnson and Johnson, Synthes AG, Stryker Corp., Zimmer, Inc., Biomet Spine and various smaller public and private companies.  For external and internal fixation devices, our principal competitors include Synthes AG, Zimmer, Inc., Stryker Corp., Smith & Nephew plc and Biomet Orthopedics, a business unit of Biomet, Inc.  The principal non-pharmacological products competing with our A-V Impulse System® are manufactured by Huntleigh Technology PLC and Kinetic Concepts, Inc.

The principal competitors for the Breg bracing and cold therapy products include DJO Incorporated, Biomet, Inc., Ossur Lf. and various smaller private companies.  For pain therapy products, the principal competitors are I-Flow Corporation, Stryker Corp. and DJO Incorporated.

We believe that we enhance our competitive position by focusing on product features such as innovation, ease of use, versatility, cost and patient acceptability.  We attempt to avoid competing based solely on price.  Overall cost and medical effectiveness, innovation, reliability, after-sales service and training are the most prevalent methods of competition in the markets for our products, and we believe that we compete effectively.

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation and orthopedic products, and subcontract the manufacture of a substantial portion of the component parts.  We design and develop our Blackstone spinal implant and Alloquent® Allograft HCT/P products but subcontract their manufacture and packaging.  Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education and marketing as well as quality assurance standards.  In addition to designing, developing, assembling, testing and packaging its products, Breg also manufactures a substantial portion of the component parts used in its products.  Although certain of our key raw materials are obtained from a single source, we believe that alternate sources for these materials are available.  Further, we believe that an adequate inventory supply is maintained to avoid product flow interruptions.  We have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

We generally source for distribution HCT/P products including Trinity® Matrix, our adult stem-cell based bone growth matrix product.  Trinity® Matrix Multipotential Cellular Bone Matrix is a single source product obtained under an exclusive distribution agreement.  Under this agreement, as long as we purchase 80% of the product manufactured by the supplier, we maintain our position as the only spine manufacturer with exclusive distribution rights to the product.  The supply of the Trinity® Matrix as well as the Alloquent® Allograft implants are made from human tissue and thus availability is subject to supply of human donors.  During 2007, we believe that our revenue growth for Trinity® Bone Matrix was impacted by lower than expected levels of product from our suppliers available for sale.  Our distribution agreement with our supplier for the Trinity product expires on December 31, 2008.  There can be no assurance that we will be able to renew that agreement or otherwise ensure access to that product by that date.

Our products are currently manufactured and assembled in the U.S., Italy, the United Kingdom, and Mexico.  We believe that our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the United States.  For a description of the laws to which we are subject, see Item 1 – “Business – Government Regulation.”  We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

Our business is generally not seasonal in nature.  However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer.  Certain of the Breg® bracing products experience greater demand in the fall and winter corresponding with high school and college football schedules and winter sports.  In addition, we do not consider the backlog of firm orders to be material.

Capital Expenditures

We had tangible and intangible capital expenditures in the amount of $27.2 million, $12.6 million and $12.2 million in 2007, 2006 and 2005, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds and product instrument sets.  In 2007, we invested $27.2 million in capital expenditures of which $7.9 million were related to acquisition of InSWing™ interspinous process spacers at Blackstone.  We currently plan to invest approximately $20.0 million in capital expenditures during 2008 to support the planned expansion of our business.  We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

At December 31, 2007, we had 1,406 employees worldwide.  Of these, 482 were employed at Domestic, 166 were employed at Blackstone, 432 were employed at Breg and 326 were employed at International.  Our relations with our Italian employees, who numbered 104 at December 31, 2007, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry.  We are not a party to any other collective bargaining agreement.  We believe that we have good relations with our employees.  Of our 1,406 employees, 593 were employed in sales and marketing functions, 254 in general and administrative, 460 in production and 99 in research and development.

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

Our acquisition of Blackstone could present challenges for us.

On September 22, 2006, we completed the acquisition of Blackstone.  We are in the process of integrating the operations of Blackstone into our business.  We may not be able to successfully integrate Blackstone’s operations into our business and achieve the anticipated benefits of the acquisition.  The integration of Blackstone’s operations into our business involves numerous risks, including:

•	difficulties in incorporating Blackstone’s product lines, sales personnel and marketing operations into our business;
•	the diversion of our resources and our management’s attention from other business concerns;
•	the loss of any key distributors;
•	the loss of any key employees; and
•
the assumption of unknown liabilities, such as the costs and expenses related to the current inquiries by the Department of Health and Human Service Office of Inspector General, as described in Item 3, Legal Proceedings.

In addition, Blackstone’s business is subject to many of the same risks and uncertainties that apply to our other business operations, such as risks relating to the protection of Blackstone’s intellectual property and proprietary rights, including patents that it owns or licenses.  If Blackstone’s intellectual property and proprietary rights are challenged, or if third parties claim that Blackstone  infringes on their proprietary rights, our business could be adversely affected.

Failure to overcome these risks or any other problems encountered in connection with the acquisition of Blackstone could adversely affect our business, prospects and financial condition.  In addition, if Blackstone’s operations and financial results do not meet our expectations, we may not realize synergies, operating efficiencies, market position, or revenue growth we anticipate from the acquisition.

We depend on our ability to protect our intellectual property and proprietary rights, but we may not be able to maintain the confidentiality, or assure the protection, of these assets.

Our success depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights.  If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that compete directly with, ours.  Numerous patents covering our technologies have been issued to us, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States.  Some patent applications in the United States are maintained in secrecy until the patent is issued.  Because the publication of discoveries tends to follow their actual discovery by several months, we may not be the first to invent, or file patent applications on any of our discoveries.  Patents may not be issued with respect to any of our patent applications and existing or future patents issued to, or licensed by us and may not provide adequate protection or competitive advantages for our products.  Patents that are issued may be challenged, invalidated or circumvented by our competitors.  Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

There has been substantial litigation in the medical device industry with respect to the manufacture, use and sale of new products.  These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties.  We may be required to defend against allegations relating to the infringement of patent or proprietary rights of third parties.  Any such litigation could, among other things:

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

Our products are sold either directly by us or by independent sales representatives to customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers. These products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid and Tricare, or private insurance plans and healthcare networks.  Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited.  Also, third-party payors are increasingly challenging the prices charged for medical products and services.  Limits put on reimbursement could make it more difficult for people to buy our products and reduce, or possibly eliminate, the demand for our products.  In addition, should governmental authorities enact additional legislation or adopt regulations that affect third-party coverage and reimbursement, demand for our products may be reduced with a consequent material adverse effect on our sales and profitability.

  Third-party payors, whether private or governmental entities, also may  revise coverage or reimbursement policies that address whether a particular product, treatment modality, device or therapy will be subject to reimbursement and, if so, at what level of payment.

The Centers for Medicare and Medicaid Services (“CMS”), in its ongoing implementation of the Medicare program has obtained information from an advisory panel known as the Medicare Evidence Development and Coverage Advisory Committee (“MedCAC”) that could affect our business.  Specifically, in one meeting, MedCAC addressed the use of bone growth stimulators such as those manufactured by the Company and certain biological products (known generally as “orthobiologics”) for the repair of non-union bone fractures, while in another meeting it addressed evidence relating to indications for spinal fusion, clinical outcomes relating to different spinal fusion procedures and the generalizability of this information to the Medicare population.  In addition, CMS has obtained a related technical assessment of the medical study literature to determine how the literature addresses spinal fusion surgery in the Medicare population.  The impact that this information will have on Medicare coverage policy for the Company’s products is currently unknown, but we cannot provide assurances that the resulting actions would not restrict Medicare coverage for our products. It is also possible that the government's focus on coverage of off-label uses of the FDA-approved devices could lead to changes in coverage policies regarding off-label uses by TriCare, Medicare and/or Medicaid. There can be no assurance that we or our distributors will not experience significant reimbursement problems in the future related to these or other proceedings. Our products are sold in many countries, such as the United Kingdom, France, and Italy, with publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Any increase in such constraints may have a material adverse effect on our sales and collection of accounts receivable from such sales.

As required by law, CMS is expected to implement a competitive bidding program for durable medical equipment paid for by the Medicare program.  The initial implementation of the competitive bidding program is expected to begin with a few products in limited areas in 2008. The Company’s products are not yet included in the competitive bidding process.  We believe that the competitive bidding process will principally affect products sold by our Sports Medicine business.  We cannot predict which products from any of our businesses will ultimately be affected or when the competitive bidding process will be extended to our businesses.  It is projected to be expanded further in 2009, and fully implemented sometime thereafter.  While some of our products are designated by the Food and Drug Administration as Class III medical devices and thus are not included within the competitive bidding program, some of our products may be encompassed within the program at varying times.  There can be no assurance that the implementation of the competitive bidding program will not have an adverse impact on the sales of some of our products.

We estimate that revenue by payor type is:

•	Independent Distributors	21%
•	Third Party Insurance	20%
•	International Public Healthcare Systems	12%
•	Direct (hospital)	38%
•	U.S. Government – Medicare, Medicaid, TriCare	7%
•	Self pay	2%

We and certain of our suppliers may be subject to extensive government regulation that increases our costs and could limit our ability to market or sell our products.

The medical devices we manufacture and market are subject to rigorous regulation by the Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities.  These authorities regulate the development, approval, classification, testing, manufacturing, labeling, marketing and sale of medical devices.  Likewise, our use and disclosure of certain categories of health information may be subject to federal and state laws, implemented and enforced by governmental authorities that protect health information privacy and security.  For a description of these regulations, see Item 1 – “Business – Government Regulation.”

The approval or clearance by governmental authorities, including the FDA in the United States, is generally required before any medical devices may be marketed in the United States or other countries.  We cannot predict whether in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition or results of operations.  The process of obtaining FDA clearance and other regulatory clearances or approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis if at all.  The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices.   The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations.  If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution.  The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.  Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition and results of operations.

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

Due to the breadth of some of these laws, there can be no assurance that we will not be found to be in violation of any of such laws, and as a result we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations or the exclusion from participation in federal or state healthcare programs.  Any penalties could adversely affect our ability to operate our business and our financial results.  Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  Moreover, it is possible that one or more private insurers with whom we do business may attempt to use any penalty we might be assessed or any exclusion from federal or state healthcare program business as a basis to cease doing business with us.

Our allograft and mesenchymal stem cell products could expose us to certain risks which could disrupt our business.

Our Blackstone subsidiary distributes a product under the brand name Trinity® Matrix which is an allogeneic bone matrix containing viable cadaveric adult mesenchymal stem cells.  We believe that Trinity® Matrix is properly classified under the FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or drug.  There can be no assurance that the FDA would agree that this category of regulatory classification applies to Trinity® Matrix and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional postmarket regulatory requirements.  Our ability to continue to sell the Trinity® Matrix product also depends on our supplier continuing to have access to donated human cadaveric tissue for their supply of mesenchymal stem cells, as well as, the maintenance of high standards by the supplier in its stem cell collection methodology.  Moreover, the success of our Trinity® Matrix product will depend on these products achieving broad market acceptance which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies.  The supply of Trinity® Matrix is derived from human cadaveric donors.  The supply of such donors is inherently unpredictable and can fluctuate over time.  Because Trinity® is classified as an HCT/P product, it can from time to time be subject to recall for safety or administrative reasons.

Blackstone also distributes allograft products which are also derived from human tissue harvested from cadavers and which are used for bone reconstruction or repair and which are surgically implanted into the human body.  We believe that these allograft products are properly classified as HCT/Ps and not as a medical device or a biologic or drug.  There can be no assurance that the FDA would agree that this regulatory classification applies to these products and any regulatory reclassification could have adverse consequences for us or for the suppliers of these products and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval and compliance with additional postmarket regulatory requirements.  Moreover, the supply of these products to us could be interrupted by the failure of our suppliers to maintain high standards in performing required donor screening and infectious disease testing of donated human tissue used in producing allograft implants.  Our allograft implant business could also be adversely affected by shortages in the supply of donated human tissue or negative publicity concerning methods of recovery of tissue and product liability actions arising out of the distribution of allograft implant products.

We may be subject to product liability claims that may not be covered by insurance and could require us to pay substantial sums.

We are subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid.  We maintain product liability insurance coverage in amounts and scope that we believe is reasonable and adequate.  There can be no assurance, however, that product liability or other claims will not exceed our insurance coverage limits or that such insurance will continue to be available on reasonable commercially acceptable terms, or at all.  A successful product liability claim that exceeds our insurance coverage limits could require us to pay substantial sums and could have a material adverse effect on our financial condition.

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

Our operating results have fluctuated significantly in the past on a quarterly basis.  Our operating results may fluctuate significantly from quarter to quarter in the future and we may experience losses in the future depending on a number of factors, including the extent to which our products continue to gain or maintain market acceptance, the rate and size of expenditures incurred as we expand our domestic and establish our international sales and distribution networks,  the timing and level of reimbursement for our products by third-party payors, the extent to which we are subject to government regulation or enforcement and other factors, many of which are outside our control.

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

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results.  To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors.  To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure.  We have substantial activities outside of the United States that are subject to the impact of foreign exchange rates.  The fluctuations of foreign exchange rates during 2007 have had a positive impact of $8.3 million on net sales outside of the United States.  Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future.  To minimize such exposures, we enter into currency hedges from time to time.  At December 31, 2007, we had outstanding a currency swap to hedge a 40.2 million Euro foreign currency exposure.

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

Since we sell our products in many different countries, our business is subject to risks associated with conducting business internationally.  Net sales outside the United States represented 25% of our total net sales in 2007.  We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales.  In addition, a number of our manufacturing facilities and suppliers are located outside the United States.  Accordingly, our future results could be harmed by a variety of factors, including:

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

We may incur significant costs or retain liabilities associated with disposition activity.

We may from time to time sell, license, assign or otherwise dispose of or divest assets, the stock of subsidiaries or individual products, product lines or technologies which we determine are no longer desirable for us to own, some of which may be material.  Any such activity could result in our incurring costs and expenses from these efforts, some of which could be significant, as well as retaining liabilities related to the assets or properties disposed of even though, for instance, the income generating assets have been disposed of.  These costs and expenses may be incurred at any time and may have a material impact on our results of operations.

Our subsidiary Orthofix Holdings, Inc.'s senior secured bank credit facility contains significant financial and operating restrictions and requires mandatory prepayments that may have an adverse effect on our operations and limit our ability to grow our business.

When we acquired Blackstone on September 22, 2006, one of our wholly-owned subsidiaries, Orthofix Holdings, Inc. (Orthofix Holdings), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. Orthofix and certain of Orthofix Holdings’ direct and indirect subsidiaries, including Orthofix Inc., Breg, and Blackstone have guaranteed the obligations of Orthofix Holdings under the senior secured bank facility. The senior secured bank facility provides for (1) a seven-year amortizing term loan facility of $330.0 million of which $297.7 million and $315.2 million was outstanding at December 31, 2007 and 2006, respectively, and (2) a six-year revolving credit facility of $45.0 million upon which we had not drawn as of December 31, 2007.

Further, in addition to scheduled debt payments, the credit agreement requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Orthofix and its subsidiaries, in an amount equal to 50% of the excess annual cash flow beginning with the year ending December 31, 2007, provided, however, if the leverage ratio (as defined in the credit agreement) is less than or equal to 1.75 to 1.00, as of the end of any fiscal year, there will be no mandatory excess cash flow prepayments with respect to such fiscal year, (b) 100% of the net cash proceeds of any debt issuances by Orthofix or any of its subsidiaries or 50% of the net cash proceeds of equity issuances by any such party, excluding the exercise of stock options, provided, however, if the leverage ratio is less than or equal to 1.75 to 1.00 at the end of the preceding fiscal year, Orthofix Holdings shall not be required to prepay the loans with the proceeds of any such debt or equity issuance in the immediately succeeding fiscal year, (c) the net cash proceeds of asset dispositions over a minimum threshold, or (d) unless reinvested, insurance proceeds or condemnation awards. These mandatory prepayments could limit our ability to reinvest in our business.

The credit agreement contains covenants applicable to Orthofix and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. A breach of any of these covenants could result in an event of default under the credit agreement, which could permit acceleration of the debt payments under the facility unless such breach is waived by the lenders, who are a party to the Agreement, or the Agreement is amended.  Any requested waivers or amendments to the credit agreement could result in fees or additional interest charged by the lenders for their approval.  See Part II, Item 7 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” of this Form 10-K.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Expensive litigation and government investigations may reduce our earnings.

As described under Item 3, "Legal Proceedings", we are named as a defendant in several lawsuits and have received subpoenas requesting information from governmental authorities, including the U.S. Department of Health and Human Services, Office of Inspector General, and two separate federal grand jury subpoenas.  We are complying with the subpoenas and intend to cooperate with any related government investigation.  The outcome of these and any other lawsuits brought against us, and these and other investigations of us, are inherently uncertain, and adverse developments or outcomes could result in significant monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows.

As also described under Item 3, "Legal Proceedings", we may have rights to indemnification under the merger agreement for the Blackstone acquisition for losses incurred in connection with some of these matters, and we have submitted claims for indemnification from the escrow fund established in connection with the merger agreement for certain of these matters.  However, the representative of the former shareholders of Blackstone has objected to many of these indemnification claims and expressed an intent to contest them in accordance with the terms of the merger agreement.  There can be no assurance that we will ultimately be successful in seeking indemnification in connection with any of these matters.

The accounting treatment of goodwill and other identified intangibles could result in future asset impairments, which would be recorded as operating losses.

Financial Accounting Standards Board (“FASB”) SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as trademarks, cease to be amortized. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be tested at least annually for impairment. If Orthofix finds that the carrying value of goodwill or a certain intangible asset exceeds its fair value, it will reduce the carrying value of the goodwill or intangible asset to the fair value, and Orthofix will recognize an impairment loss. Any such impairment losses are required to be recorded as non-cash operating losses.

Orthofix’s 2007 annual impairment analysis, which was performed during the fourth quarter, resulted in impairment charges of $20.0 million relating to the trademarks at Blackstone and $1.0 million relating to certain patents at Orthofix, Inc.  Additionally, the Company’s annual impairment testing resulted in the fair value of the Blackstone reporting unit approximating its carrying value.  As a result, any additional declines in value will likely result in a goodwill impairment charge and a further trademark impairment charge at Blackstone.  It is possible that such charges, if taken, could be recorded prior to the December 31, 2008 testing date (i.e. during an interim period) if the results of operations or other factors relating to Blackstone require Orthofix to test for impairment.

In addition, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that intangible assets with definite lives, such as the Orthofix’s technology and distribution network assets, be tested for impairment if a Triggering Event, as defined in the standard, occurs.  During the fourth quarter of 2007, management determined that such a Triggering Event occurred with respect to the distribution network asset at Blackstone due to more rapid attrition of distributors at Blackstone than was anticipated in the valuation done at the time of the acquisition.  Upon a Triggering Event, a company compares the cash flows to be generated by the intangible asset on an undiscounted basis to the carrying value of the intangible asset and records an impairment charge if the carrying value exceeds the undiscounted cash flow.  No impairment was required as a result of this test.  However, it is possible that an impairment charge could be recorded prior to the December 31, 2008 testing date (i.e. during an interim period) if factors relating to Blackstone’s distribution network require Orthofix to test for impairment.

Certain of the impairment tests require Orthofix to make an estimate of the fair value of goodwill and other intangible assets, which is primarily determined using discounted cash flow methodologies, research analyst estimates, market comparisons and a review of recent transactions. Since a number of factors may influence determinations of fair value of intangible assets, Orthofix is unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal facilities are:

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution and research and development facility for Stimulation and Orthopedic Products and administrative facility for Orthofix Inc.	McKinney, TX	70,000	Leased

Sales management, distribution, research and development and administrative offices for Blackstone.	Springfield, MA	19,000	Leased

Sales management, research and development and administrative offices for Blackstone.	Wayne, NJ	16,548	Leased

Sales management and distribution for Blackstone.	Laichingen, Germany	2,422	Leased

Research and development, component manufacturing, quality control and training facility for fixation products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned

International Distribution Center for Orthofix products	Verona, Italy	18,000	Leased

Administrative offices for Orthofix International N.V.	Boston, MA	7,250	Leased

Administrative offices for Orthofix International N.V.	Huntersville, NC	10,084	Leased

Sales management, distribution and administrative offices	South Devon, England	2,500	Leased

Sales management, distribution and administrative offices for A-V Impulse® System and fixation products	Andover, England	9,001	Leased

Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	9,000	Leased

Sales management, distribution and administrative facility for Mexico	Mexico City, Mexico	3,444	Leased

Sales management, distribution and administrative facility for Brazil	Alphaville, Brazil	4,690	Leased

Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	1,184	Leased

Sales management, distribution and administrative facility for France	Gentilly, France	3,854	Leased

Sales management, distribution and administrative facility for Germany	Valley, Germany	3,000	Leased

Sales management, distribution and administrative facility for Switzerland	Steinhausen, Switzerland	1,180	Leased

Administrative, manufacturing, warehousing, distribution and research and development facility for Breg	Vista, California	104,832	Leased

Manufacturing facility for Breg products, including the A-V Impulse System® Impads	Mexicali, Mexico	63,000	Leased

Sales management, distribution and administrative facility for Puerto Rico	Guaynabo, Puerto Rico	4,400	Leased

Item 3.  Legal Proceedings

Effective October 29, 2007, our subsidiary, Blackstone, entered into a settlement agreement with respect to a patent infringement lawsuit captioned Medtronic Sofamor Danek USA Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf, GmbH v. Blackstone Medical, Inc., Civil Action No. 06-30165-MAP, filed on September 22, 2006 in the United States District Court for the District of Massachusetts. In that lawsuit, the plaintiffs had alleged that (i) they were the exclusive licensees of United States Patent Nos. 6,926,718 B1, 6,936,050 B2, 6,936,051 B2, 6,398,783 B1 and 7,066,961 B2 (the “Patents”), and (ii) Blackstone's making, selling, offering for sale, and using within the United States of its Blackstone Anterior Cervical Plate, 3º Anterior Cervical Plate, Hallmark Anterior Cervical Plate and Construx Mini PEEK VBR System products infringed the Patents, and that such infringement was willful.  The Complaint requested both damages and an injunction against further alleged infringement of the Patents. The Complaint did not specifically state an amount of damages.  Blackstone denied infringement and asserted that the Patents were invalid.  On July 20, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the agreement and plan of merger between the Company, New Era Medical Corp. and Blackstone, dated as of August 4, 2006 (the “Merger Agreement”), for any losses to us resulting from this matter.  We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  Management is unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to us from the escrow fund.  The settlement agreement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

On or about July 23, 2007, Blackstone received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes.  The subpoena seeks documents for the period January 1, 2000 through July 31, 2006 which is prior to Blackstone’s acquisition by the Company.  Management believes that the subpoena concerns the compensation of physician consultants and related matters.  Blackstone is cooperating with the government’s request and is in the process of responding to the subpoena.  Management is unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on its consolidated financial position, results of operations, or cash flows.  On September 17, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to us resulting from this matter.  We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  Management is unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to us from the escrow fund.

On or about January 7, 2008, the Company received a federal grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts.  The subpoena seeks documents for the period January 1, 2000 through July 15, 2007 from us.  Management believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with Department of Health and Human Services, Office of Inspector General’s investigation of such matters.  We are cooperating with the government’s request and are in the process of responding to the subpoena.  Management is unable to predict what action, if any, might be taken in the future by governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on the Company’s consolidated financial position, results of operations, or cash flows.  It is our intention to submit a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any recoverable losses to us or Blackstone resulting from this matter.

On Friday, February 29, 2008, Blackstone recieved a Civil Investigative Demand ("CID") from the Massachusetts Attorney General's Office, Public Protection and Advocacy Bureau, Healthcare Division. Management believes that the CID seeks documents concerning Blackstone's financial relationships with certain physicians and related matters for the period from March 2004 through the date of issuance of the CID. Management is unable to predict what action, if any, might be taken in the future by governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on the Company's consolidated financial position, results of operations, or cash flows.

On or about September 27, 2007, Blackstone received a federal grand jury subpoena issued by the United States Attorney’s Office for the District of Nevada (“USAO-Nevada”). The subpoena seeks documents for the period from January 1999 to the present. Management believes that the subpoena concerns payments or gifts made by Blackstone to certain physicians. Blackstone is cooperating with the government’s request and is in the process of responding to the subpoena.  Management is unable to predict what action, if any, might be taken in the future by the USAO-Nevada or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on its consolidated financial position, results of operations, or cash flows.  It is our intention to submit a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any recoverable losses to us or Blackstone resulting from this matter.

By order entered on January 4, 2007, the United States District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  The complaint alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan.  On December 29, 2006, the U.S. Department of Justice filed a notice of non-intervention in the case.  Plaintiff subsequently amended the complaint to add Orthofix International N.V. as a defendant.  Management believes we have meritorious defenses to the claims alleged and management intends to defend vigorously against this lawsuit.  On September 17, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to us resulting from this matter.  We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  Management is unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to us from the escrow fund.

Between January 2007 and May 2007, Blackstone and/or Orthofix Inc. were named defendants, along with other medical device manufacturers, in three civil lawsuits alleging that Dr. Chan had performed unnecessary surgeries in three different instances.  In January 2008, we learned that Orthofix Inc. was named a defendant, along with other medical device manufacturers, in a fourth civil lawsuit alleging that Dr. Chan had performed unnecessary surgeries.  All four civil lawsuits have been served and are pending in the Circuit Court of White County, Arkansas.  Management believes we have meritorious defenses to the claims alleged and management intends to defend vigorously against these lawsuits.  On September 17, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to us resulting from one of these four civil lawsuits.  We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  Management is unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to us from the escrow fund.

In addition to the foregoing, we have submitted claims for indemnification from the escrow fund established in connection with the Merger Agreement for losses that have or may result from certain claims against Blackstone alleging that plaintiffs and/or claimants were entitled to payments for Blackstone stock options not reflected in Blackstone's corporate ledger at the time of Blackstone's acquisition by the Company.  To date, the representative of the former shareholders of Blackstone have not objected to approximately $1.5 million in claims from the escrow fund, with certain claims remaining pending.

We cannot predict the outcome of any proceedings or claims made against the Company or its subsidiaries and there can be no assurance that the ultimate resolution of any claim will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

In addition to the foregoing, in the normal course of our business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq® Global Select Market under the symbol “OFIX.”  The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq® for each of the two most recent fiscal years ended December 31, 2007.  As of February 26, 2008 we had approximately 534 holders of record of our common stock.  The closing price of our common stock on February 26, 2008 was $41.15.

	High	Low
2006
First Quarter	$48.48	$38.76
Second Quarter	42.00	35.00
Third Quarter	46.40	38.01
Fourth Quarter	50.48	42.08

2007
First Quarter	$51.77	$47.11
Second Quarter	53.43	43.26
Third Quarter	50.00	42.01
Fourth Quarter	61.66	47.91

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

Recent Sales of Unregistered Securities

There were no securities sold by us during 2007 that were not registered under the Securities Act.

Exchange Controls

Although there are Netherlands Antilles laws that may impose foreign exchange controls on us and that may affect the payment of dividends, interest or other payments to nonresident holders of our securities, including the shares of common stock, we have been granted an exemption from such foreign exchange control regulations by the Bank of the Netherlands Antilles.  Other jurisdictions in which we conduct operations may have various currency or exchange controls.  In addition, we are subject to the risk of changes in political conditions or economic policies that could result in new or additional currency or exchange controls or other restrictions being imposed on our operations.  As to our securities, Netherlands Antilles law and our Articles of Association impose no limitations on the rights of persons who are not residents in or citizens of the Netherlands Antilles to hold or vote such securities.

Taxation

Under the laws of the Netherlands Antilles as currently in effect, a holder of shares of common stock who is not a resident of, and during the taxable year has not engaged in trade or business through a permanent establishment in, the Netherlands Antilles will not be subject to Netherlands Antilles income tax on dividends paid with respect to the shares of common stock or on gains realized during that year on sale or disposal of such shares; the Netherlands Antilles does not impose a withholding tax on dividends paid by us.  There are no gift or inheritance taxes levied by the Netherlands Antilles when, at the time of such gift or at the time of death, the relevant holder of common shares was not domiciled in the Netherlands Antilles.  No reciprocal tax treaty presently exists between the Netherlands Antilles and the United States.

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

The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2002.  Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.  Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements.  The financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In US$ thousands, except margin and per share data)
Consolidated operating results
Net sales	$490,323	$365,359	$313,304	$286,638	$203,707
Gross profit	361,291	271,734	229,516	207,461	152,617
Gross profit margin	74%	74%	73%	72%	75%
Total operating income	38,057	9,946	99,795	56,568	44,568
Net income (loss) (1) (2) (3)	10,968	(7,042)	73,402	34,149	24,730
Net income (loss) per share of common stock (basic)	0.66	(0.44)	4.61	2.22	1.76
Net income (loss) per share of common stock (diluted)	0.64	(0.44)	4.51	2.14	1.68
_______________

(1)	Net loss for 2006 includes $40.0 million after tax earnings charge related to In-Process Research and Development costs related to the Blackstone acquisition.

(2)	The Company has not paid any dividends in any of the years presented.

(3)	Net income for 2007 includes $12.8 million after tax earnings charge related to impairment of certain intangible assets.

Consolidated financial position	As of December 31,
(at year-end)	2007	2006	2005	2004	2003
	(In US$ thousands, except share data)
Total assets	$885,664	$862,285	$473,861	$440,969	$413,179
Total debt	306,635	315,467	15,287	77,382	110,207
Shareholders’ equity	433,940	392,635	368,885	297,172	240,776
Weighted average number of shares of common stock outstanding (basic)	16,638,873	16,165,540	15,913,475	15,396,540	14,061,447
Weighted average number of shares of common stock outstanding (diluted)	17,047,587	16,165,540	16,288,975	15,974,945	14,681,883

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

General

We are a diversified orthopedic products company offering a broad line of surgical and non-surgical products for the Spine, Orthopedics, Sports Medicine and Vascular market sectors.  Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle.  We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications.  Our main products are invasive and minimally invasive spinal implant products and related human cellular and tissue based products (“HCT/P products”); non-invasive bone growth stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures; external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction; and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing.  Our products also include a device for enhancing venous circulation, cold therapy, other pain management products, bone cement and devices for removal of bone cement used to fix artificial implants and airway management products used in anesthesia applications.

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

Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends.  However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer.  Certain of the Breg® bracing products experience greater demand in the fall and winter corresponding with high school and college football schedules and winter sports.  In addition, we do not believe our operations will be significantly affected by inflation.  However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations.  Our objective is to limit the impact of such movements on earnings and cash flows.  In order to achieve this objective, we seek to balance non-dollar income and expenditures.  During the year, we have used derivative instruments to hedge foreign currency fluctuation exposures.  See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

On September 22, 2006, we completed the acquisition of Blackstone Medical, Inc. (“Blackstone”), a privately held company specializing in the design, development and marketing of spinal implant and related HCT/P products. The purchase price for the acquisition was $333.0 million, subject to certain closing adjustments, plus transaction costs totaling approximately $12.6 million as of December 31, 2007. The acquisition and related costs were financed with $330.0 million of senior secured bank debt and cash on hand.  Financing costs were approximately $6.5 million.

Effective with the acquisition of Blackstone, we manage our operations as four business segments: Domestic, Blackstone, Breg, and International.  Domestic consists of operations of our subsidiary Orthofix, Inc.  Blackstone consists of Blackstone’s domestic and international operations.  Breg consists of Breg’s domestic operations and international distributors.   International consists of operations which are located in the rest of the world (excluding Blackstone’s international operations) as well as independent export distribution operations.  Group Activities are comprised of the operating expenses and identifiable assets of Orthofix International N.V. and its U.S. holding company, Orthofix Holdings, Inc.

Critical Accounting Policies and Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes to the consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  These estimates and assumptions form the basis for the carrying values of assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to allowance for doubtful accounts, sales allowances and adjustments, inventories, intangible assets and goodwill, income taxes, litigation and contingencies.  We base our estimates on historical experience and various other assumptions.  Actual results may differ from these estimates.  We have reviewed our critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition

For bone growth stimulation and certain bracing products that are prescribed by a physician, we recognize revenue when the product is placed on and accepted by the patient.  For domestic spinal implant and HCT/P products, we recognize revenue when the product has been utilized and we have received a confirming purchase order from the hospital.  For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify that title passes only on delivery.  We derive a significant amount of our revenues (20%) in the United States from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare.  Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates.  These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments.  Some billings are subject to review by such third-party payors and may be subject to adjustment.

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

Goodwill and Other Intangible Assets

The provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”), require that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as trademarks, cease to be amortized. SFAS No. 142 requires that we test goodwill and intangible assets with indefinite lives at least annually for impairment. If we find that the carrying value of goodwill or a certain intangible asset exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and we will recognize an impairment loss. Any such impairment losses will be recorded as non-cash operating losses.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” intangible assets with definite lives should be tested for impairment if a Triggering Event, as defined in the standard, occurs.  Upon a Triggering Event, we are to compare the cash flows to be generated by the intangible asset on an undiscounted basis to the carrying value of the intangible asset and record an impairment charge if the carrying value exceeds the undiscounted cash flow.

Litigation and Contingent Liabilities

From time to time, we are parties to or targets of lawsuits, investigations and proceedings, including product liability, personal injury, patent and intellectual property, health and safety and employment and healthcare regulatory matters, which are handled and defended in the ordinary course of business.  These lawsuits, investigations or proceedings could involve substantial amounts of claims and could also have an adverse impact on our reputation and client base.  Although we maintain various liability insurance programs for liabilities that could result from such lawsuits, investigations or proceedings, we are self-insured for a significant portion of such liabilities.  We accrue for such claims when it is probable that a liability has been incurred and the amount can be reasonably estimated.  The process of analyzing, assessing and establishing reserve estimates for these types of claims involves judgment.  Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations and cash flows in the period that reserve estimates are revised.  We believe that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot give any assurance that we will not incur liabilities in excess of recorded reserves or our present insurance coverage.

As part of the total Blackstone purchase price, $50.0 million was placed into an escrow account, against which we can make claims for reimbursement for certain defined items relating to the acquisition for which we are indemnified.  As described in Note 16 to the consolidated financial statements, the Company has certain contingencies arising from the acquisition that we expect will be reimbursable from the escrow account should we have to make a payment to a third party.  We believe that the amount that we will be required to pay relating to the contingencies will not exceed the amount of the escrow account; however, there can be no assurance that the contingencies will not exceed the amount of the escrow account.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  As such, we determine whether it is more likely than not that our tax positions will be sustained based on the technical merits of each position.  At December 31, 2007, we have $1.7 million of unrecognized tax benefits and accrued interest and penalties of $0.5 million.

Share-based Compensation

Prior to the adoption of SFAS No. 123(R), “Share-Based Payment”, on January 1, 2006, we accounted for our stock option and award plans and stock purchase plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related interpretations, and had adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and its related interpretation.

As of January 1, 2006, we began recording compensation expense associated with stock options and other share-based compensation in accordance with SFAS No. 123(R), using the modified prospective transition method and therefore we have not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2007 and 2006 includes: (a) compensation cost for all share-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and (b) share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. We recognize these compensation costs ratably over the vesting period, which is generally three years. As a result of the adoption of SFAS No. 123(R), our pre-tax income for the years ended December 31, 2007 and 2006 has been reduced by share-based compensation expense of approximately $11.9 million and $7.9 million, respectively.

The fair value of each share-based award is estimated on the date of grant using the Black-Scholes valuation model for option pricing. The model relies upon management assumptions for expected volatility rates based on the historical volatility (using daily pricing) of our common stock and the expected term of options granted, which is estimated based on a number of factors including the vesting term of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the expected volatility of our common stock and an employee’s average length of service. The risk-free interest rate used in the model is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. In accordance with SFAS No. 123(R), we reduce the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations.

Selected Financial Data

The following table presents certain items in our statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2007 (%)	2006 (%)	2005 (%)

Net sales	100	100	100
Cost of sales	26	26	27
Gross profit	74	74	73
Operating expenses
Sales and marketing	38	40	37
General and administrative	15	15	11
Research and development (1)	5	15	4
Amortization of intangible assets	4	2	2
Impairment of certain intangible assets	4	-	-
KCI settlement, net of litigation costs	-	-	(13)
Total operating income	8	2	32
Net income (loss) (1)	2	(2)	23

(1)	Research and development and net loss for 2006 includes $40.0 million of In-Process Research and Development costs related to the Blackstone acquisition.

Segment and Market Sector Revenue

The following tables display net sales by business segment and net sales by market sector.  We keep our books and records and account for net sales, costs of sales and expenses by business segment.  We provide net sales by market sector for information purposes only.  In 2006, concurrent with the acquisition of Blackstone, we have redefined our business segments and market sectors.  All prior period information has been restated to conform to the newly defined business segments and market sectors.

Business Segment:

	Year ended December 31, (In US$ thousands)
	2007		2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Domestic	$166,727	34%	$152,560	42%	$135,084	43%
Blackstone	115,914	24%	28,134	8%	-	-
Breg	83,397	17%	76,219	21%	72,022	23%
International	124,285	25%	108,446	29%	106,198	34%
Total	$490,323	100%	$365,359	100%	$313,304	100%

Our revenues are derived from sales of products into the market sectors of Spine, Orthopedics, Sports Medicine, Vascular and Other.

Market Sector:

	Year ended December 31, (In US$ thousands)
	2007		2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales

Spine	$243,165	49%	$145,113	40%	$101,622	33%
Orthopedics	111,932	23%	95,799	26%	92,097	29%
Sports Medicine	87,540	18%	79,053	22%	72,970	23%
Vascular	19,866	4%	21,168	6%	23,887	8%
Other	27,820	6%	24,226	6%	22,728	7%

Total	$490,323	100%	$365,359	100%	$313,304	100%

2007 Compared to 2006

Net sales increased 34% to $490.3 million in 2007, which included $115.9 million of net sales attributable to Blackstone, compared to $28.1 million in 2006.  The impact of foreign currency increased sales by $8.3 million in 2007 when compared to 2006.

Sales by Business Segment:

Net sales in Domestic increased 9% to $166.7 million in 2007 compared to $152.6 million in 2006.  Domestic represented 34% and 42% of our total net sales in 2007 and 2006, respectively.  The increase in sales was primarily the result of a 9% increase in sales in the Spine market sector which was attributable to increased demand for both our Spinal-Stim® and Cervical-Stim® products.  The Orthopedics market sector also experienced a 12% increase in 2007 compared to 2006.  This increase is primarily due to a 15% increase in sales of Physio-Stim® due to an increase in demand and a 48% increase in sales of internal fixation due to growth in sales of newer fixation products including the Veronail®, Contours VPS® and the eight-Plate Guided Growth System®.  This increase was partially offset by an 11% decrease in external fixation devices because external fixation devices are sharing the market for treatment of difficult fractures with internal fixation alternatives such as plating and nailing.

Orthofix Domestic Sales by Market Sector:

(In US$ thousands)	2007	2006	Growth

Spine	$126,626	$116,701	9%
Orthopedics	40,101	35,859	12%

Domestic	$166,727	$152,560	9%

Net sales in Blackstone were $115.9 million in 2007 compared to $28.1 million in 2006. Blackstone represented 24% and 8% of our total net sales in 2007 and 2006, respectively.  Blackstone was acquired on September 22, 2006 and therefore only sales after that date are included in our sales for 2006.  All of Blackstone’s sales are recorded in our Spine market sector.  On a pro forma basis Blackstone sales increased 30% when compared to 2006 primarily due to an increase in sales of HCT/P products and would have represented 21% of pro forma total net sales in 2006.  During the integration of Blackstone into our business, we have experienced substantial turnover of sales management and distributors.  We have replaced approximately 80% of the sales management personnel and a number of distributors.  Our sales may be negatively impacted until these distributors are established in selling Blackstone products.

Net sales in Breg increased 9% to $83.4 million in 2007 compared to $76.2 million in 2006.  This increase in sales was primarily attributable to sales of Breg Bracing® products, which increased 11% in 2007 due to increased demand for our Fusion® knee brace and to Breg cold therapy products, which increased 13% in 2007 due to increased demand for our newly introduced Kodiak product line.  These increases were partially offset by a 12% decrease in sales for pain therapy products due to reduced utilization by providers.  All of Breg’s sales are recorded in our Sports Medicine market sector.

Net sales in International increased 15% to $124.3 million in 2007 compared to $108.4 million in 2006.  International net sales represented 25% and 29% of our total net sales in 2007 and 2006, respectively.  The increase in International sales was attributable to the Orthopedics market sector which increased 20% due to increased sales of internal fixation devices, including the ISKD® and eight-plate Guided Growth System® and increased sales of other orthopedic products.  These increases were slightly offset by decreases in sales of external fixation devices which are due to internal fixation alternative devices sharing the market as discussed above.  The Sports Medicine market sector increased $1.3 million compared to 2006 due to increased distribution of Breg products.  The Vascular market sector decreased 6% compared to the prior year due mainly to pricing and competitive pressures.  The impact of foreign currency increased International sales by 6% or $7.9 million when compared to 2006.

Orthofix International Sales by Market Sector:

(In US$ thousands)	2007	2006	Growth

Spine	$625	$278	125%
Orthopedics	71,831	59,986	20%
Sports Medicine	4,143	2,834	46%
Vascular	19,866	21,168	(6)%
Other	27,820	24,180	15%

International	$124,285	$108,446	15%

Sales by Market Sector:

Sales of our Spine products grew 68% to $243.2 million in 2007 from $145.1 million in 2006. The increase is primarily due to the acquisition of Blackstone which was completed at the end of the third quarter 2006 and due to increased sales of Spinal-Stim® and Cervical-Stim® which increased 5% and 12%, respectively, due to increased demand in the United States as mentioned above.

Sales of our Orthopedics products increased 17% to $111.9 million in 2007 compared to $95.8 million in 2006.  The increase in this market sector is primarily attributable to increased sales of internal fixation devices of 51%, increased sales of Physio-Stim® of 19% and other orthopedic products when compared to the prior year.  These increases were slightly offset by sales of external fixation devices, which decreased 5% compared to the prior year due to internal fixation alternative devices sharing the market as discussed above.

Sales of our Sports Medicine products increased 11% from $79.1 million in 2006 to $87.5 million in 2007.  As discussed above, the increase in sales is primarily due to increased demand of our Breg Bracing® products, including our Fusion®  knee brace and cold therapy products including the recently introduced Kodiak product line.

Sales of our Vascular products decreased 6% to $19.9 million in 2007, compared to $21.2 million in 2006 due to increased world-wide competition.

Sales of Other products grew 15% to $27.8 million in 2007 compared to $24.2 million in 2006 due to increased sales of airway management products, women’s care and other distributed products.

Gross Profit — Gross profit increased 33% to $361.3 million in 2007 compared to $271.7 million in 2006, primarily due to the 34% increase in net sales from the prior year.  Gross profit as a percent of sales in 2007 was 73.7% compared to 74.4% in 2006.  During 2007, we experienced negative impacts from the amortization of the step-up in inventory of $2.7 million associated with the Blackstone acquisition. Operational pressures on Blackstone gross profit margins resulting from the impacts of product and channel mix changes were offset by higher sales of higher margin stimulation products.

Sales and Marketing Expenses — Sales and marketing expenses, which include commissions, royalties and bad debt provisions, increased $41.3 million to $187.0 million in 2007 from $145.7 million in 2006. The increase is mainly due to the inclusion of Blackstone for the full year 2007 (approximately $38.5 million) as well as higher commissions, royalties and other variable costs associated with higher sales, an increase in SFAS No. 123(R) expense of $1.3 million, and other costs intended to build our distribution capabilities. Additionally, 2006 sales and marketing expense included $4.5 million in distributor termination costs related to the Blackstone acquisition. These increases were partially offset by decreased sales tax expense of $3.5 million in 2007 principally due to favorable rulings and classifications relating to the taxability of certain of our stimulation devices. Although generally we see an increase or decrease in sales and marketing expenses in relation to sales, in 2007 we experienced an increase of 28% on a sales increase of 34% due to the reasons above.  Further, sales and marketing as a percent of sales for 2007 and 2006 were 38.1% and 39.9%, respectively.

General and Administrative Expenses — General and administrative expenses increased 37%, or $19.6 million, to $72.9 million in 2007 from $53.3 million in 2006.  The increase is primarily attributable to an increase in general and administrative expenses at Blackstone from the prior year of $12.4 million as Blackstone was not acquired until September 22, 2006. Also included in the increase in general and administrative expenses was management transition costs of $1.6 million, which included $0.7 million of non-cash share-based compensation and a further increase of SFAS No. 123(R) expense of $2.6 million, and costs related to strategic initiatives of $1.3 million. General and administrative expenses as a percent of net sales were 14.9% and 14.6% in 2007 and 2006, respectively.

Research and Development Expenses — Research and development expenses decreased 56%, or $30.8 million, to $24.2 million in 2007 from $55.0 million in 2006.  The decrease is related to a charge of $40.0 million in 2006 for the write-off of in–process research and development resulting from the Blackstone acquisition, which was partially offset by an increase in research and development expenses at Blackstone of $9.8 million and an increase in SFAS No. 123(R) expense of $0.4 million from 2006. Research and development expenses as a percent of sales were 4.9% in 2007 and 15.1% in 2006.

Amortization of Intangible Assets — Amortization of intangible assets was $18.2 million in 2007 compared to $8.9 million in 2006.  The increase in amortization expense was primarily due to the amortization associated with definite-lived intangible assets acquired in the Blackstone acquisition in September 2007.

 Impairment of Certain Intangible Assets – In 2007, we incurred $21.0 million of expense related to the impairment of certain intangible assets. As part of our annual impairment test under SFAS No. 142, we determined that the Blackstone trademark, an indefinite-lived intangible asset, was impaired by $20.0 million because the book value exceeded the fair value. We also impaired our Orthotrac product by $1.0 million. There is no comparable cost in 2006.

KCI Settlement, Net of Litigation Costs — The gain, net of litigation costs, on the settlement of the KCI litigation in 2006 was $1.1 million for which there was no comparable gain in 2007.

Interest Income — Interest income earned on cash balances held during the period was $1.0 million in 2007 compared to $2.2 million in 2006.

Interest Expense — Interest expense was $24.7 million in 2007 compared to $8.4 million in 2006.  We incurred $22.4 and $6.9 million of interest expense on borrowings under our senior secured term loan which financed the Blackstone acquisition in 2007 and 2006, respectively.  Also, during 2007, additional interest expense of $1.2 million was incurred under a line of credit in Italy and we amortized  $1.1 million of debt costs.  During 2006, additional interest expense of $1.5 million was incurred on the senior secured term loan associated with the Breg acquisition which was repaid in the first quarter of 2006 and under a line of credit in Italy.

Other Income (Expense), Net — Other income (expense), net was income of $0.4 million in 2007 compared to income of $2.5 million in 2006.  The other income in 2007 was due to foreign currency gains resulting from the weakening of the United States dollar. Other income in 2006 was primarily attributable to a $2.1 million foreign currency gain related to an uncovered intercompany loan of 42.6 million Euro created as part of a European restructuring.  In December 2006, we arranged a currency swap to hedge the substantial majority of intercompany exposure and minimize future foreign currency exchange risk related to the intercompany position.

Income Tax Expense — In 2007 and 2006, the effective tax rate was 25.5% and 210.5%, respectively.  The effective tax rate for 2007 reflects a $0.9 million tax benefit resulting from research and development tax credit claims relating to years 2003 thru 2006.  Excluding the tax benefit for research and development tax credits, our effective tax rate would have been 31.6%.  The effective tax rate for 2007 also includes $1.3 million of tax expense as the result of tax rate changes in various tax jurisdictions, with the majority of the amount related to rate changes in Italy.  The effective tax rate for 2006 reflects the non-deductibility, for tax purposes, of the $40.0 million purchased in-process research and development charge associated with the Blackstone acquisition.  Excluding the charge for in-process research and development, our effective tax rate would have been 28.8%.  Our 2006 tax rate also benefited from a one-time tax benefit of $2.8 million resulting from our election to adopt a new tax provision in Italy.  Without these discrete items, our worldwide effective tax rate was 35% in 2006.

Net Income (Loss)  — Net income for 2007 was $11.0 million compared to net loss of $7.0 million in 2006 and reflects the items noted above.  Net income was $0.66 per basic share and $0.64 per diluted share in 2007, compared to net loss of $0.44 per basic and diluted share in 2006.  The weighted average number of basic common shares outstanding was 16,638,873 and 16,165,540 during 2007 and 2006, respectively.  The weighted average number of diluted common shares outstanding was 17,047,587 and 16,165,540 during 2007 and 2006, respectively.

2006 Compared to 2005

Net sales increased 17% to $365.4 million in 2006, which included $28.1 million of net sales attributable to Blackstone, compared to $313.3 million in 2005.  The impact of foreign currency increased sales by $0.6 million in 2006 when compared to 2005.

Sales by Business Segment:

Net sales in Domestic increased 13% to $152.6 million in 2006 compared to $135.1 million in 2005.  Domestic represented 42% and 43% of our total net sales in 2006 and 2005, respectively.  The increase in sales was primarily the result of a 15% increase in sales in the Spine market sector which was attributable to increased demand for both our Cervical-Stim® and Spinal-Stim® products.  The Orthopedics market sector also experienced a 7% increase in 2006 compared to 2005.  This increase is primarily due to growth in sales of newer internal fixation products such as the eight-plate and ISKD®.  External fixation devices are sharing the market for treatment of difficult fractures with internal fixation alternatives such as plating and nailing.  Recognizing this trend, we are continuing to expand our offering of internal fixation products, such as the Contours VPS® for distal radius fractures, the Gotfried PC.C.P® for hip fractures, and the recently introduced Veronail® also for hip fractures and on limited release the CentroNail®.

Orthofix Domestic Sales by Market Sector:

(In US$ thousands)	2006	2005	Growth

Spine	$116,701	$101,470	15%
Orthopedics	35,859	33,614	7%

Total	$152,560	$135,084	13%

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

Net sales in Breg increased 6% to $76.2 million in 2006 compared to $72.0 million in 2005.  This increase in sales was primarily attributable to the sale of Breg bracing products, which increased 11% in 2006 and to Breg Polar Care® products, which increased 5% in 2006.  Our new Fusion® knee brace was the primary contributor to the increase.  This increase was partially offset by a 12% decrease in sales for pain therapy products resulting from delayed introduction of new pain therapy products.  All of Breg’s sales are recorded in our Sports Medicine market sector.  Breg net sales represented 21% and 23% of our total net sales in 2006 and 2005, respectively.

Net sales in International increased 2% to $108.4 million in 2006 from $106.2 million in 2005.  International net sales represented 29% and 34% of our total net sales in 2006 and 2005, respectively.  The International Sports Medicine market sector increased $1.9 million compared to 2005 due to increased distribution of Breg products and the acquisition during the year of our German distributor for Breg products.  The Orthopedics market sector increased 2% due to increased sales of internal fixation devices, including the ISKD® and increased sales of the Physio-Stim®.  These increases were partially offset by decreases in sales of external fixation devices and OSCAR.  The Vascular market sector decreased compared to the prior year due to pricing and competitive pressures while sales of other product sales increased compared to the prior year.  The impact of foreign currency increased International sales by 1.0% or $0.6 million when compared to 2005.

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

Sales of our Sports Medicine products increased 8% or $6.1 million from $73.0 million to $79.1 million.  As discussed above, the increase in sales is primarily due to sales of our Breg Bracing Products, particularly the Fusion® knee brace as well as by increased sales of Breg products in the International Market.

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

Other Income (Expense), Net — Other income (expense), net was income of $2.5 million in 2006 compared to income of $1.2 million in 2005.  Other income in 2006 was primarily attributable to a $2.1 million foreign currency gain related to an uncovered intercompany loan of 42.6 million Euro created as part of a European restructuring.  In December 2006, we arranged a currency swap to hedge the intercompany exposure and minimize future foreign currency exchange risk related to the intercompany position.

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2007 were $41.5 million, of which $16.5 million is subject to certain restrictions under the senior secured credit agreement described below.  This compares to cash and cash equivalents of $33.2 million at December 31, 2006, of which $7.3 million was subject to certain restrictions under the senior secured credit agreement described below.

Net cash provided by operating activities was $21.5 million in 2007 compared to $8.2 million in 2006, an increase of $13.3 million.  Net cash provided by operating activities is comprised of net income (loss), non-cash items (including share based compensation and non-cash purchase accounting items from the Blackstone and Breg acquisitions) and changes in working capital including changes in restricted cash.  Net income (loss) increased approximately $18.0 million, to net income of $11.0 million in 2007 from a net loss of $7.0 million in 2006.  The increase in net income includes $40.0 million of in-process research and development from the Blackstone transaction recognized in 2006 offset by a $21.0 million impairment charge on certain intangible assets in 2007.  Non-cash items of $54.6 million in 2007 decreased $3.1 million compared to 2006 principally due to in-process research and development costs of $40.0 million in 2006 for which there is no comparable amount in 2007, $21.0 million in impairment charges on certain intangible assets in 2007 for which there is no comparable amount in 2006, an increase in share-based compensation costs of $4.0 million and an increase in  depreciation and amortization costs of $12.1 million.  Working capital accounts consumed $44.0 million of cash in 2007 compared to $42.5 million in 2006.  The principal uses of working capital were for increases in accounts receivable and inventory to support sales growth and certain operational initiatives which were partially offset by an increase in other liabilities.  Inventory growth and resultant lower inventory turns reflect inventory investment to support Blackstone sales and support for new internal fixation products.

Net cash used in investing activities was $30.4 million in 2007, compared to $354.9 million during 2006.  In 2007, we invested $27.2 million in capital expenditures of which $7.9 million was related to the acquisition of InSWing™ interspinous process spacers at Blackstone. We also invested $3.1 million in investment in subsidiaries and affiliates which was a result of additional legal fees related to the acquisition of Blackstone and a purchase of a minority interest in our subsidiaries in Mexico and Brazil. On September 22, 2006 we purchased Blackstone for $333.0 million plus various transaction costs.  In the first quarter of 2006 we also paid $1.1 million to purchase 52% of our Breg distributor in Germany.  In 2008, we anticipate the use of cash for capital expenditures will be approximately $20.0 million.

Net cash provided by financing activities was $7.7 million in 2007 compared to $307.8 million in 2006.  In 2007, we repaid approximately $17.5 million against the principal on our senior secured term loan and borrowed $8.1 million to support working capital in our Italian subsidiary. In addition, we received proceeds of $15.1 million from the issuance of 592,445 shares of our common stock upon the exercise of stock options and shares purchased pursuant to our employee stock purchase plan. During the year we also received a tax benefit of $2.1 million on the exercise of non-qualified stock options.

On September 22, 2006, our wholly-owned U.S. holding company subsidiary, Orthofix Holdings Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone.  The senior secured credit facility provides for (1) a seven-year amortizing term loan of $330.0 million, the proceeds of which together with cash balances were used for payment of the purchase price of Blackstone; and (2) a six-year revolving credit facility of $45.0 million.  As of December 31, 2007 and as of February 26, 2008, we had no amounts outstanding under the revolving credit facility and $297.7 million outstanding under the senior secured term loan.  As of December 31, 2006, $315.2 million was outstanding under the senior secured term loan.  Obligations under the senior secured term loan have a floating interest rate of LIBOR plus a margin (this margin is 1.75%) or the alternate base rate plus a margin (this margin is 0.75%).  LIBOR and the alternate base rate may change from time to time as provided in the credit agreement.  The interest rate as of December 31, 2007 on our senior secured term loan (based upon the LIBOR option discussed above) is 6.58%.  The Company, certain foreign subsidiaries of the Company, including Colgate Medical Ltd. (Orthofix Holding’s immediate parent) and certain of Orthofix Holding’s direct and indirect subsidiaries, including Orthofix, Inc., Breg and Blackstone, have guaranteed the obligations of Orthofix Holdings under the senior secured credit facility.  The obligations of Orthofix Holdings under the senior secured credit facility and the guarantors under their guarantees are secured by the pledge of their respective assets located in the United States.

At December 31, 2007, we had outstanding borrowings of $8.7 million and unused available lines of credit of approximately 1.3 million Euros ($2.0 million) under a line of credit established in Italy to finance the working capital of our Italian operations.  The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

We continue to search for viable acquisition candidates that would expand our global presence as well as additional products appropriate for current distribution channels.  An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

Further, we are currently exploring options related to the potential divestiture of the fixation assets in our Orthopedics market sector.  We have not yet identified a buyer for these fixation assets, and no agreements have been signed.  In addition, we will continue to evaluate other potential divestitures of non-core product lines in order to focus on strategic opportunities in Spine.   A disposition of the fixation assets in our orthopedic business could cause us to incur cost and expenses and result in potential liabilities arising from the divestiture.

We believe that current cash balances together with projected cash flows from operating activities, the unused revolving credit facility and available Italian line of credit, the exercise of stock options, and our remaining available debt capacity are sufficient to cover anticipated working capital and capital expenditure needs including research and development costs over the near term.

Contractual Obligations

The following chart sets forth our contractual obligations as of December 31, 2007:

Contractual Obligations	Payments Due By Period
(In US$ thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Senior secured term loan	$297,700	$3,300	$9,900	$157,575	$126,925
Other borrowings	231	43	188	-	-
Uncertain tax positions	1,707	1,008	48	175	476
Operating leases	13,477	5,606	7,276	595	-
Total	$313,115	$9,957	$17,412	$158,345	$127,401

On September 22, 2006, a credit agreement was entered into by Orthofix Holdings, Inc., Orthofix International N.V. and certain of their domestic and foreign direct and indirect subsidiaries concurrent with the closing of the Blackstone acquisition.  This credit agreement includes a seven year, $330.0 million term loan of which $297.7 million was outstanding at December 31, 2007.

In addition to scheduled contractual payment obligations on the debt as set forth above, our credit agreement requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Orthofix International N.V. and its subsidiaries, in an amount equal to 50% of the excess annual cash flow beginning with the year ending December 31, 2007, provided, however, if the leverage ratio (as defined in the credit agreement) is less than or equal to 1.75 to 1.00, as of the end of any fiscal year, there will be no mandatory excess cash flow prepayment, with respect to such fiscal year, (b) 100% of the net cash proceeds of any debt issuances by Orthofix International N.V. or any of its subsidiaries or 50% of the net cash proceeds of equity issuances by any such party, excluding the exercise of stock options, provided, however, if the leverage ratio is less than or equal to 1.75 to 1.00 at the end of the preceding fiscal year, Orthofix Holdings shall not be required to prepay the loans with the proceeds of any such debt or equity issuance in the immediately succeeding fiscal year, (c) the net cash proceeds of asset dispositions over a minimum threshold, or (d) unless reinvested, insurance proceeds or condemnation awards.

Off-balance Sheet Arrangements

As of December 31, 2007 we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations.  Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, and costs of operations, the cost of financing and yields on cash and short-term investments.  We use derivative financial instruments, where appropriate, to manage these risks.   However, our risk management policy does not allow us to hedge positions we do not hold and we do not enter into derivative or other financial investments for trading or speculative purposes.  As of December 31, 2007, we had a currency swap transaction in place to minimize future foreign currency exchange risk related to a 42.6 million Euro intercompany note foreign currency exposure.  See Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2007 Compared to 2006 – Other Income (Expense), net”.

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

As of December 31, 2007, we had $297.7 million of variable rate term debt represented by borrowings under our senior secured term loan at a floating interest rate of LIBOR or prime rate plus a margin, currently LIBOR plus 1.75%.  The effective interest rate as of December 31, 2007 on the senior secured term loan was 6.58%.  Based on the balance outstanding under the senior secured term loan as of December 31, 2007 an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $3.0 million on an annual basis.

 Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real.  We face cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars.  We face transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their functional currency.  As of December 31, 2007, we had an uncovered intercompany receivable denominated in Euro of approximately 6.4 million.  We recorded a foreign currency gain in 2007 of $0.8 million which resulted from the strengthening of the Euro against the U.S. Dollar during the year.

We also face currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period.  The U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted in 2007 and 2006 by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the local foreign currency in 2007 and 2006.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted in 2007 and 2006.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

Item 8.  Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2007, we performed an evaluation under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In July 2007, we implemented an Enterprise Resource Planning (“ERP”) system at Blackstone, a wholly-owned subsidiary which we acquired on September 22, 2006. The ERP system, developed by Epicor, is expected to improve and enhance internal controls over financial reporting. This ERP system materially changes how transactions are processed at Blackstone.

As a result of the acquisition of Blackstone, we integrated the processes, systems and controls relating to the acquired subsidiary into our existing system of internal control over financial reporting in 2007.

In January 2008, we implemented an ERP system at Orthofix S.r.l, our Italian subsidiary, which has 2007 revenues of approximately $42.9 million and net loss of approximately $1.8 million.  The ERP system, developed by Oracle, is expected to improve and enhance internal controls over financial reporting.  This ERP system materially changes how transactions are processed at SRL.  However, the implementation has not had a material adverse effect on our internal control over financial reporting and is not expected to have a material adverse effect in the future.  We ensured the data converted to the Oracle system was accurate by maintaining appropriate data conversion controls throughout the implementation process.

We identified certain business process and control issues primarily relating to general ledger reporting, revenue recognition, and inventory procedures at our Brazilian subsidiary which has 2007 revenues of approximately $8.9 million and net loss of approximately $(0.2) million.  We are implementing certain internal controls to address the business process and control issues.  We have implemented certain additional corporate oversight controls to help minimize the risk of the noted business process and control issues.

During 2007, we established an internal audit function to provide independent objective assurance and consulting services designed to add value and improve our operations, risk management and control environment.

Except for the processes, systems, and controls relating to the integration of Blackstone and conversion to the ERP system and certain business process and control issues at our Brazilian subsidiary, there have not been any changes in our internal control over financial reporting during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Our management’s assessment regarding the Company’s internal control over financial reporting can be found immediately prior to the financial statements in a section entitled “Management’s Report on Internal Control over Financial Reporting” in this Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Certain information required by Item 10 of Form 10-K and information required by Items 11, 12, 13 and 14 of Form 10-K is omitted from this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about the persons who serve as our directors and executive officers.

Name	Age	Position
James F. Gero	63	Chairman of the Board of Directors
Alan W. Milinazzo	48	Chief Executive Officer, President and Director
Timothy M. Adams	48	Chief Financial Officer
Oliver Burckhardt	35	President, Orthofix Spine
Scott Dodson	44	President, Orthofix International
Michael Simpson	46	President, Orthofix Inc.
Bradley R. Mason	54	Vice President and President, Breg, Inc.
Raymond C. Kolls	45	Senior Vice President, General Counsel and Corporate Secretary
Michael M. Finegan	44	Vice President, Business Development
Thomas Hein	60	Executive Vice President of Finance
Peter J. Hewett	72	Deputy Chairman of the Board of Directors
Charles W. Federico	60	Director
Jerry C. Benjamin (2) (3)	67	Director
Walter von Wartburg (1)	68	Director
Thomas J. Kester (1) (2)	61	Director
Kenneth R. Weisshaar (2) (3)	57	Director
Guy Jordan (1) (3)	59	Director
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

James F. Gero.  Mr. Gero became Chairman of Orthofix International N.V. on December 2, 2004 and has been a Director of Orthofix International N.V. since 1998. Mr. Gero became a Director of AME Inc. in 1990.  He is a Director of Intrusion, Inc., and Drew Industries, Inc. and is a private investor.

Alan W. Milinazzo.  Mr. Milinazzo joined Orthofix International N.V. in 2005 as Chief Operating Officer and succeeded to the position of Chief Executive Officer effective as of April 1, 2006.  From 2002 to 2005, Mr. Milinazzo was Vice President of Medtronic, Inc.’s Vascular business as well as Vice President and General Manager of Medtronic’s Coronary and Peripheral businesses.  Prior to his time with Medtronic, Mr. Milinazzo spent 12 years as an executive with Boston Scientific Corporation in numerous roles, including Vice President of Marketing for SCIMED Europe.  Mr. Milinazzo brings more than two and a half decades of experience in the management and marketing of medical device businesses, including positions with Aspect Medical Systems and American Hospital Supply.  He earned a bachelor’s degree, cum laude, at Boston College in 1981.

Timothy M. Adams.  Mr. Adams became Chief Financial Officer of Orthofix International N.V. on November 19, 2007.  From 2004 to 2007, Mr. Adams was Chief Financial Officer of Cytyc Corporation, a global medical device and diagnostics company. From 2002 to 2004, he was Chief Financial Officer of Modus Media International, Inc., a global supply chain management company serving the high technology and broadband markets. Previously, Mr. Adams served as Chief Financial Officer of Digex, Inc.

Oliver Burckhardt.  Mr. Burckhardt became President of Orthofix Spine in August 2007.  From November 2006 until August 2007, Mr. Burckhardt was President, Orthofix International. From 1998 to 2006, Mr. Burckhardt was with Aesculap where he was Vice President of Marketing and Sales for the Spine Division in the U.S.  Additionally, he has served in a senior global marketing position with Aesculap and assumed several different sales positions with Johnson & Johnson’s Ethicon and Mitek Divisions in Europe.

Scott Dodson.  Mr. Dodson became President of Orthofix International in August 2007. From June 2006, Mr. Dodson was Global Vice President of Marketing for Orthopedics.   Prior to joining Orthofix, Mr. Dodson was Vice President of Marketing at the Endoscopy Division of Boston Scientific. He had been with Boston Scientific since 1992 serving in various capacities in different business groups, including Vice President of New Modalities, Global Marketing Director, International Marketing Director and Northeast Regional Sales Manager, among others. Before this time, he was with the Black and Decker Corporation in multiple sales and sales management positions.

Michael Simpson.  Mr. Simpson became President of Orthofix Inc. in 2007. From 2002 to 2006, Mr. Simpson was Vice President of Operations for Orthofix Inc. In 2006, Mr. Simpson was promoted to Senior Vice President of Global Operations and General Manager, Orthofix Inc. responsible for world wide manufacturing and distribution. With more than 20 years of experience in a broad spectrum of industries he has held the following positions: Chief Operating Officer, Business Unit Vice President, Vice President of Operations, Vice President of Sales, Plant Manager, Director of Finance and Director of Operations. His employment history includes the following companies: Texas Instruments, Boeing, McGaw/IVAX, Mark IV Industries, Intermec and Unilever

Bradley R. Mason.  Mr. Mason became a Vice President of Orthofix International N.V. in December 2003 upon the acquisition of Breg, Inc.  He is also the President of Breg, Inc., which he founded in 1989 with five other principal shareholders.  Mr. Mason has over 25 years of experience in the medical device industry, some of which were spent with dj Orthopedics (formally DonJoy) where he was a founder and held the position of Executive Vice President.  Mr. Mason is the named inventor on 35 issued patents in the orthopedic product arena with several other patents pending.

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

Michael M. Finegan.  Mr. Finegan joined Orthofix International N.V. in June 2006 as Vice President of Business Development.  Prior to joining Orthofix, Mr. Finegan spent sixteen years as an executive with Boston Scientific in a number of different operating and strategic roles, most recently as Vice President of Corporate Sales.  Earlier in his career, Mr. Finegan held sales and marketing roles with Marion Laboratories and spent three years in banking with First Union Corporation (Wachovia).  Mr. Finegan earned a BA in Economics from Wake Forest University.

Thomas Hein, CPA.  Mr. Hein was appointed Executive Vice President, Finance of Orthofix International N.V. in November 2007 upon the appointment of Mr. Adams as Chief Financial Officer.  For the previous eight years from August 1999, Mr. Hein served as Chief Financial Officer of Orthofix International N.V. and Orthofix, Inc.  Prior to joining Orthofix, Mr. Hein held senior financial management positions in several public and private companies.

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

Charles W. Federico.  Mr. Federico has been a Director of Orthofix International N.V. from October 1996, President and Chief Executive Officer of Orthofix International N.V. from January 1, 2001 until April 1, 2006 and President of Orthofix, Inc. from October 1996 to January 1, 2001.   From 1985 to 1996 Mr. Federico was the President of Smith & Nephew Endoscopy (formerly Dyonics, Inc.).  From 1981 to 1985, Mr. Federico served as Vice President of Dyonics, initially as Director of Marketing and subsequently as General Manager.  Previously, he held management and marketing positions with General Foods Corporation, Puritan Bennett Corporation and LSE Corporation.  Mr. Federico is a director of SRI/Surgical Express, Inc., BioMimetic Therapeutics, Inc. and MAKO Surgical Corp.

Jerry C. Benjamin.  Mr. Benjamin became a non-executive Director of Orthofix International N.V. in March 1992.  He has been a General Partner of Advent Venture Partners, a venture capital management firm in London, since 1985.  Mr. Benjamin is a director of Micromet, Inc. Phoqus, Ltd. and a number of private health care companies.

Walter von Wartburg, Ph.D.  Dr. von Wartburg became a non-executive Director of Orthofix International N.V. in June 2004.  He is an attorney and has practiced privately in his own law firm in Basel, Switzerland since 1999, specializing in life sciences law.  He has also been a Professor of administrative law and public health policy at the Saint Gall Graduate School of Economics in Switzerland for 25 years.  Previously, he held top management positions with Ciba Pharmaceuticals and Novartis at their headquarters in Basel, Switzerland.

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

Kenneth R. Weisshaar.  Mr. Weisshaar became a non-executive Director of Orthofix International N.V. in December 2004.  From 2000 to 2002, Mr. Weisshaar served as Chief Operating Officer and strategy advisor for Sensatex, Inc.  Prior to that, Mr. Weisshaar spent 12 years as a corporate officer at Becton Dickson, a medical device company, where at different times he was responsible for global businesses in medical devices and diagnostic products and served as Chief Financial Officer and Vice President, Strategic Planning.  Mr. Weisshaar earned a Bachelor of Science degree from Massachusetts Institute of Technology and an MBA from Harvard University.

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

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  Messrs. Benjamin, Kester and Weisshaar currently serve as members of the Audit Committee.  All of the members of our Audit Committee are “independent” as defined by the current SEC and NASDAQ® rules.  Our Board of Directors has determined that Messrs. Benjamin, Kester and Weisshaar are “audit committee financial experts” in accordance with current SEC rules.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of report on Form 10-K

The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

3.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2	Articles of Association of the Company as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.1	Orthofix Inc. Employee Stock Purchase Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.2*	Orthofix International N.V. Staff Share Option Plan, as amended through April 22, 2003.

10.3
Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s current report on Form 8-K filed June 26, 2007 and incorporated herein by reference).

10.4
Form of Nonqualified Stock Option Agreement Under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s registration statement on Form S-8 filed August 23, 2007 and incorporated herein by reference).

10.5
Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.6	Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

10.7
Employment Agreement, dated as of April 15, 2005, between the Company and Charles W. Federico (filed as an exhibit to the Company’s current report on Form 8-K filed April 18, 2005 and incorporated herein by reference).

10.8*	Amended and Restated Employment Agreement, dated as of December 7, 2007, between Orthofix Inc. and Thomas Hein.

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

10.11
Amended and Restated Voting and Subscription Agreement dated as of December 22, 2003, among Orthofix International N.V. and the significant shareholders of Breg, Inc. identified on the signature pages thereto (filed as an exhibit to the Company’s current report on Form 8-K filed on January 8, 2004 and incorporated herein by reference).

10.12
Amendment to Employment Agreement dated December 29, 2005 between Orthofix Inc. and Charles W. Federico (filed as an exhibit to the Company’s current report on Form 8-K filed December 30, 2005 and incorporated herein by reference).

10.13	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K filed December 31, 2005 and incorporated herein by reference).

10.14
Settlement Agreement dated February 23, 2006, between Intavent Orthofix Limited, a wholly-owed subsidiary of Orthofix International N.V. and Galvin Mould (filed as an exhibit to the Company’s annual report on Form 8-K filed on April 17, 2006 and incorporated herein by reference).

10.15*	Amended and Restated Employment Agreement, dated December 6, 2007, between Orthofix Inc. and Alan W. Milinazzo.

10.16*	Amended and Restated Employment Agreement, dated December 6, 2007, between Orthofix Inc. and Raymond C. Kolls.

10.17*	Amended and Restated Employment Agreement, dated December 6, 2007, between Orthofix Inc. and Michael M. Finegan.

10.18
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

10.19
Agreement and Plan of Merger, dated as of August 4, 2006, among Orthofix International N.V., Orthofix Holdings, Inc., New Era Medical Limited, Blackstone Medical, Inc. and William G. Lyons, III, as Equityholders’ Representative (filed as an exhibit to the Company's current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

10.20
Employment Agreement, dated as of September 22, 2006, between Blackstone Medical, Inc. and Matthew V. Lyons (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, and incorporated herein by reference).

10.21
Description of Orthofix International N.V.’s Annual Incentive Plan including the Form of Participation Letter (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended, an incorporated herein by reference).

10.22*	Amended and Restated Employment Agreement dated December 6, 2007 between Orthofix Inc. and Timothy M. Adams.

10.23
Letter Agreement between Orthofix International N.V. and Bradley R. Mason dated November 20, 2007 (filed as an exhibit to the Company’s current report on Form 8-K filed November 21, 2007 and incorporated herein by reference).

10.24*	Amended and Restated Performance Accelerated Stock Option Agreement between Orthofix International N.V. and Bradley R. Mason dated November 20, 2007.

10.25
Nonqualified Stock Option Agreement between Timothy M. Adams and Orthofix International N.V. dated November 19, 2007 (filed as an exhibit to the Company’s current report on Form 8-K filed November 21, 2007 and incorporated herein by reference).

10.26*
Letter Agreement between Orthofix Inc. and Thomas Hein dated December 6, 2007 (filed as an exhibit to the Company’s current report on Form 8-K filed December 11, 2007 and incorporated herein by reference).

10.27*	First Amendment to Orthofix Inc. Employee Stock Purchase Plan, dated as of December 11, 2007.

10.28*	Employment Agreement between Orthofix Inc. and Oliver Burckhardt, dated as of December 11, 2007.

10.29*	Employment Agreement between Orthofix Inc. and Scott Dodson, dated as of December 10, 2007.

10.30*	Employment Agreement between Orthofix Inc. and Michael Simpson, dated as of December 6, 2007.

10.31*	Description of Director Fee Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.
Dated: February 29, 2008	By:	/s/ Alan W. Milinazzo
	Name:	Alan W. Milinazzo
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan w. Milinazzo	Chief Executive Officer,	February 29, 2008
Alan W. Milinazzo	President and Director

/s/ timothy m. adams	Chief Financial Officer	February 29, 2008
Timothy M. Adams	(Principal Accounting Officer)

/s/ james f. gero	Chairman of the Board of Directors	February 29, 2008
James F. Gero

/s/ peter j. hewett	Deputy Chairman of the Board ofDirectors	February 29, 2008
Peter J. Hewett

/s/ Charles w. federico	Director	February 29, 2008
Charles W. Federico

/s/ jerry c. benjamin	Director	February 29, 2008
Jerry C. Benjamin

/s/ walter von wartburg	Director	February 29, 2008
Walter von Wartburg

/s/ thomas j. kester	Director	February 29, 2008
Thomas J. Kester

/s/ kenneth r. weisshaar	Director	February 29, 2008
Kenneth R. Weisshaar

/s/ guy jordan	Director	February 29, 2008
Guy Jordan

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

James F. Gero
Chairman of the Board of Directors

Alan W. Milinazzo
President, Chief Executive Officer and Director

Timothy M. Adams
Chief Financial Officer

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15f under the Exchange Act).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified.  Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at pages F-4 and F-5 herein.

James F. Gero
Chairman of the Board of Directors

Alan W. Milinazzo
President, Chief Executive Officer and Director

Timothy M. Adams
 Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules listed in the index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orthofix International N.V. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment, effective January 1, 2006 and as discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Orthofix International N.V.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 27, 2008

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited Orthofix International N.V.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Orthofix International N.V. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 27, 2008

Consolidated Balance Sheets as of December 31, 2007 and 2006

(U.S. Dollars, in thousands except share and per share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$25,064	$25,881
Restricted cash	16,453	7,300
Trade accounts receivable, less allowance for doubtful accounts of $6,441 and $6,265 at December 31, 2007 and 2006, respectively	108,900	104,662
Inventories	93,952	70,395
Deferred income taxes	11,373	6,971
Prepaid expenses	8,055	5,641
Other current assets	16,980	13,118
Total current assets	280,777	233,968
Investments	4,427	4,082
Property, plant and equipment, net	33,444	25,311
Patents and other intangible assets, net	230,305	261,159
Goodwill, net	319,938	313,070
Deferred taxes and other long-term assets	16,773	24,695
Total assets	$885,664	$862,285
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$8,704	$78
Current portion of long-term debt	3,343	3,334
Trade accounts payable	22,526	21,070
Accounts payable to related parties	2,189	2,474
Other current liabilities	36,544	34,084
Total current liabilities	73,306	61,040
Long-term debt	294,588	312,055
Deferred income taxes	75,908	95,019
Other long-term liabilities	7,922	1,536
Total liabilities	451,724	469,650

Commitments and contingencies (Notes 12 and 16)
Shareholders’ equity
Common shares $0.10 par value
Authorized: 50,000,000 (2006: 50,000,000)
Issued: 17,038,304 (2006: 16,445,859)	1,704	1,645
Outstanding: 17,038,304 (2006: 16,445,859)
Additional paid-in capital	157,349	128,297
Retained earnings	258,201	248,433
Accumulated other comprehensive income	16,686	14,260
Total shareholders’ equity	433,940	392,635
Total liabilities and shareholders’ equity	$885,664	$862,285

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

(U.S. Dollars, in thousands, except share and per share data)	2007	2006	2005
Net sales	$490,323	$365,359	$313,304
Cost of sales	129,032	93,625	83,788
Gross profit	361,291	271,734	229,516
Operating expenses (income)
Sales and marketing	186,984	145,707	115,422
General and administrative	72,902	53,309	36,050
Research and development, including $40,000 of purchased in-process research and development in 2006	24,220	54,992	11,766
Amortization of intangible assets	18,156	8,873	6,572
Impairment of certain intangible assets	20,972	-	-
KCI settlement, net of litigation costs	-	(1,093)	(40,089)
	323,234	261,788	129,721
Total operating income	38,057	9,946	99,795
Other income (expense)
Interest income	1,043	2,236	905
Interest expense	(24,720)	(8,361)	(6,373)
Other, net	418	2,524	1,188
Other income (expense), net	(23,259)	(3,601)	(4,280)
Income before minority interests and income taxes	14,798	6,345	95,515
Minority interests	(63)	(26)	-
Income before income taxes	14,735	6,319	95,515
Income tax expense	(3,767)	(13,361)	(22,113)
Net income (loss)	$10,968	$(7,042)	$73,402

Net income (loss) per common share - basic	$0.66	$(0.44)	$4.61

Net income (loss) per common share - diluted	$0.64	$(0.44)	$4.51

Weighted average number of common shares - basic	16,638,873	16,165,540	15,913,475

Weighted average number of common shares - diluted	17,047,587	16,165,540	16,288,975

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2004	15,711,943	$1,572	$98,388	$182,073	$15,139	$297,172

Net income	–	–	–	73,402	–	73,402
Other comprehensive income:
Reclassification adjustment for gain on termination of derivative instrument (net of taxes of $40)	–	–	–	–	(92)	(92)
Translation adjustment	–	–	–	–	(9,985)	(9,985)
Total comprehensive income						63,325

Tax benefit on exercise of stock options	–	–	1,329	–	–	1,329
Common shares issued	297,306	30	7,029	–	–	7,059
At December 31, 2005	16,009,249	1,602	106,746	255,475	5,062	368,885

Net loss	–	–	–	(7,042)	–	(7,042)
Other comprehensive income:
Unrealized loss on derivative instrument (net of taxes of $30)	–	–	–	–	(55)	(55)
Translation adjustment	–	–	–	–	9,253	9,253
Total comprehensive income						2,156

Tax benefit on exercise of stock options	–	–	2,175	–	–	2,175
Share-based compensation expense	–	–	7,912	–	–	7,912
Common shares issued	436,610	43	11,464	–	–	11,507
At December 31, 2006	16,445,859	1,645	128,297	248,433	14,260	392,635

Cumulative effect adjustment for the adoption of FIN 48	–	–	–	(1,200)	–	(1,200)
Net income	–	–	–	10,968	–	10,968
Other comprehensive income:
Unrealized gain on derivative instrument (net of taxes of $586)	–	–	–	–	1,585	1,585
Translation adjustment	–	–	–	–	841	841
Total comprehensive income						2,426

Tax benefit on exercise of stock options	–	–	2,145	–	–	2,145
Share-based compensation expense	–	–	11,913	–	–	11,913
Common shares issued	592,445	59	14,994	–	–	15,053
At December 31, 2007	17,038,304	$1,704	$157,349	$258,201	$16,686	$433,940

The accompanying notes form an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

(U.S. Dollars, in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$10,968	$(7,042)	$73,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,531	16,457	14,867
Amortization of debt costs	1,085	501	2,666
Minority interests	10	26	-
Deferred royalty income	-	-	(2,443)
Provision for doubtful accounts	7,326	5,475	4,753
Share-based compensation	11,913	7,912	-
Loss on sale or disposal of fixed assets	310	518	896
Deferred taxes	(12,168)	(12,363)	(1,533)
In-process research & development	-	40,000	-
Tax benefit on non-qualified stock options	-	-	1,329
Amortization of step up of fair value in inventory	2,718	1,001	-
Impairment of certain intangible assets	20,972	-	-
Other	(6,136)	(1,858)	(7)
Changes in operating assets and liabilities:
Restricted cash	(9,153)	6,582	540
Accounts receivable	(8,685)	(10,308)	(13,293)
Inventories	(22,745)	(13,868)	(1,498)
Other current assets	(5,855)	(4,521)	(2,119)
Trade accounts payable	303	6,448	2,834
Other current liabilities	2,102	(26,789)	26,279
Net cash provided by operating activities	21,496	8,171	106,673
Cash flows from investing activities:
Payments made in connection with acquisitions and investments, net of cash acquired	(3,142)	(342,290)	-
Capital expenditures for tangible assets	(18,537)	(11,225)	(10,517)
Capital expenditures for intangible assets	(8,692)	(1,388)	(1,731)
Net cash used in investing activities	(30,371)	(354,903)	(12,248)
Cash flows from financing activities:
Net proceeds from issue of common shares	15,053	11,507	6,471
Payment of debt issuance costs	(184)	(5,884)	-
Repayment of long-term debt	(17,483)	(15,139)	(62,291)
Tax benefit on non-qualified stock options	2,145	2,175	-
Proceeds from long-term debt	25	315,175	193
Proceeds from (repayment of) bank borrowings	8,131	(10)	13
Net cash provided by (used in) financing activities	7,687	307,824	(55,614)
Effect of exchange rates changes on cash	371	1,003	(969)
Net (decrease) increase in cash and cash equivalents	(817)	(37,905)	37,842
Cash and cash equivalents at the beginning of the year	25,881	63,786	25,944
Cash and cash equivalents at the end of the year	$25,064	$25,881	$63,786
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$27,477	$7,386	$3,753
Income taxes	$15,908	$31,773	$26,290

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

(b) Foreign currency translation

Foreign currency translation is performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.”  All balance sheet accounts, except shareholders’ equity, are translated at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year.  Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity.  Transactional foreign currency gains and losses, including intercompany transactions that are not long-term investing in nature, are included in other income (expense), net and were $0.8 million, $2.8 million and ($1.0) million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

(e) Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations.  The Company’s objective is to limit the impact of such movements on earnings and cash flows.  In order to achieve this objective the Company seeks to balance its non-dollar income and expenditures.  During 2006, the Company made use of an interest rate swap agreement and foreign currency forward contracts to manage these exposures to interest rates and foreign currency fluctuations. During 2007, the Company made use of a foreign currency swap agreement entered into on December 15, 2006 to manage foreign currency exposure.  See Note 11 for additional information.

Notes to the consolidated financial statements (cont.)

(f) Long-lived assets

Property, plant and equipment is stated at cost less accumulated depreciation.  Plant and equipment also includes instrumentation and other working assets.  Depreciation is computed on a straight-line basis over the useful lives of the assets, except for land, which is not depreciated.  Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset.  The useful lives are as follows:

Years
Buildings	25 to 33
Plant, equipment	2 to 10
Instrumentation	3 to 4
Furniture and fixtures	4 to 8

Expenditures for maintenance and repairs and minor renewals and improvements, which do not extend the lives of the respective assets, are expensed.  All other expenditures for renewals and improvements are capitalized.  The assets and related accumulated depreciation are adjusted for property retirements and disposals, with the resulting gain or loss included in operations.  Fully depreciated assets remain in the accounts until retired from service.

Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value.  These assets primarily include patents and other technology agreements, trademarks, licenses, customer relationships and distribution networks  Identifiable intangible assets, other than certain trademarks, which are considered indefinite lived intangible assets are generally amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefit of the intangible assets are consumed.  Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company reviews long-lived and indefinite lived intangible assets at least annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For long-lived amortizable intangible assets, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flows over the assets’ remaining estimated useful lives are less than the carrying value of such assets.  The Company's weighted average amortization period for patents and distribution network is 13 and 9 years, respectively. For indefinite-lived intangible assets not subject to amortization, the Company recognizes an impairment loss when the fair value is less than the carrying value of such assets.

At December 31, 2007, as part of the Company’s annual impairment test, management recorded a $21.0 million impairment charge, which was composed of $20.0 million relating to the trademarks at Blackstone. In addition, the Company recognized a charge of $1.0 million relating to certain patents at Orthofix, Inc. as it was determined that the Company no longer intended to use the patents. Further, during the fourth quarter of 2007, management determined that an event occurred with respect to the distribution network asset at Blackstone due to more rapid attrition of distributors at Blackstone than was anticipated in the valuation done at the time of the acquisition.  Therefore, the Company compared the cash flows to be generated by the intangible asset on an undiscounted basis to the carrying value of the intangible asset.  Management determined that the carrying value did not exceed the undiscounted cash flow so no impairment was required as a result of this test.

(g) Revenue recognition

Revenue is generally recognized as income in the period in which title passes and the products are delivered.  For bone growth stimulation and certain bracing products prescribed by a physician, the Company recognizes revenue when the product is placed on or implanted in and accepted by the patient.  For domestic spinal implant and HCT/P products, revenues are recognized when the product has been utilized and a confirming purchase order has been received from the hospital.  For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify that title passes on delivery.  The Company derives a significant amount of revenues in the United States from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare.  Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates.  These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments.  Some billings are subject to review by such third-party payors and may be subject to adjustment.  For royalties, revenues are recognized when the royalty is earned.  Revenues for inventory delivered on consignment are recognized as the product is used by the consignee.  Revenues exclude any value added or other local taxes, intercompany sales and trade discounts.  Shipping and handling costs are included in cost of sales.

Notes to the consolidated financial statements (cont.)

(h) Research and development costs

Expenditures for research and development are expensed as incurred.  In accordance with SFAS No. 141 “Business Combinations” and Emerging Issues Task Force (“EITF”) Consensus No. 96-7 “Accounting for Deferred Taxes on In-Process Research and Development Activities Acquired in a Purchase Business Combination,” the Company writes off acquired in-process research and development to research and development expense on the day of acquisition, with no corresponding tax benefit.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. As a result of the implementation of FIN 48, the Company recognized $1.2 million in additional liability for unrecognized tax benefits (including interest and penalties), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2007, the Company's unrecognized tax benefits totaled $1.7 million plus interest and penalties of $0.5 million.

(j) Net income per common share

Net income per common share is computed in accordance with SFAS No. 128, “Earnings per Share.”  Net income per common share – basic is computed using the weighted average number of common shares outstanding during each of the respective years.  Net income per common share – diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years.  Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding share options (see Note 19) and the only differences between basic and diluted shares result solely from the assumed exercise of certain outstanding share options and warrants.  In 2006, the effect of options was not included in the calculation because the inclusion would have been anti-dilutive.

(k) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

(l) Restricted cash

Restricted cash consists of cash held at certain subsidiaries, the distribution or transfer of which to Orthofix International N.V. (the “Parent”) or other subsidiaries that are not credit parties is restricted.  The senior secured credit facility, described further in Note 10, restricts the Parent and subsidiaries that are not credit parties from access to cash held by Colgate Medical Limited and its subsidiaries.  All credit party subsidiaries have access to this cash for operational purposes.

(m) Sale of accounts receivable

The Company follows the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.  Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.  The Company generally does not require collateral on trade receivables.

Notes to the consolidated financial statements (cont.)

(n) Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, the Company evaluates its estimates including those related to contractual allowances, doubtful accounts, inventories, taxes and potential goodwill and intangible asset impairment.  Actual results could differ from these estimates.

(o) Reclassifications

Certain prior year amounts have been reclassified to conform to the 2007 presentation.  The reclassifications have no effect on previously reported net loss or shareholders’ equity.

(p) Share-based compensation

Prior to January 1, 2006, the Company accounted for share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Share-based compensation expense was recognized relating to options granted at exercise prices lower than the fair market value of the underlying stock on the date of the grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (revised 2004), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period net of estimated forfeitures. Results for prior periods have not been restated.  The expected term of options granted is estimated based on a number of factors, including the vesting term of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the expected volatility of the Company’s common stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award.  For the year ended December 31, 2007, options were valued at an expected term of 3.94 years, expected volatility of 30.3%, risk-free interest rates between 3.49% and 5.03%, and a dividend rate of zero.  The Company has chosen to use the “short-cut method” to determine the pool of windfall tax benefits as of the adoption of SFAS No. 123(R).

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the years ended December 31, 2007 and 2006 was $11.3 million and $7.3 million lower, respectively, than if it had continued to account for share-based compensation under APB 25.  Further, if the Company had not adopted SFAS No. 123(R), the Company’s net income for fiscal years 2007 and 2006 would have been higher by $7.9 million or $0.48 per basic share and $0.47 per diluted share and $5.2 million or $0.32 per basic and diluted share for the respective periods. As of December 31, 2007, the compensation expense relating to options already granted and expected to be recognized is $13.8 million.  This expense is expected to be recognized over a weighted average period of 1.38 years.

Notes to the consolidated financial statements (cont.)

The following table shows the detail of share-based compensation by line item in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006:

(In US$ thousands)	Year Ended December 31,	Year Ended December 31,
	2007	2006

Cost of sales	$403	$238

Sales and marketing (1)	2,749	1,411

General and administrative	7,884	5,537

Research and development	877	726

Total	$11,913	$7,912

(1)	There are no performance requirements and there was no consideration received for share-based compensation awarded to sales and marketing employees.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.1 million and $2.2 million excess tax benefit classified as a financing cash inflow, for the years ended December 31, 2007 and 2006, respectively, would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

Notes to the consolidated financial statements (cont.)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all share-based awards granted for the period presented.

Year ended December 31,
(In US$ thousands except per share data)	2005
Net income
As reported	$73,402
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	347
Less: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(3,348)
Pro forma	$70,401

Net income per common share – basic
As reported	$4.61
Pro forma	$4.42
Net income per common share – diluted
As reported	$4.51
Pro forma	$4.32

During the year ended December 31, 2007, the Company granted to employees 67,422 shares of restricted stock, which vest at various dates through December 2010.  The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.  Unamortized compensation expense related to restricted stock amounted to $2.7 million at December 31, 2007.

(q) Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115". SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the financial impact the adoption of SFAS No. 159 will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).”  SFAS No. 141(R) amends SFAS No. 141, “Business Combinations,” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively.  The Company is currently evaluating the potential impact of adopting SFAS No. 141 (R) on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51,” which establishes accounting and reporting standards pertaining to ownership interest in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact of adopting SFAS No. 160 on its consolidated financial position and results of operations.

Notes to the consolidated financial statements (cont.)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

(r) Fair value of financial instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, short-term bank borrowings and accounts payable approximate fair value due to the short-term maturities of these instruments.  The Company’s long-term secured debt carries a floating rate of interest and approximates fair value.

(s) Advertising costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $1.8 million, $1.0 million and $0.5 million, respectively.

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

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires that all derivatives be recorded as either assets or liabilities on the balance sheet at their respective fair values.  For a cash flow hedge, the effective portion of the derivative’s change in fair value (i.e. gains or losses) is initially reported as a component of other comprehensive income, net of related taxes, and subsequently reclassified into net earnings when the hedged exposure affects net earnings.

Notes to the consolidated financial statements (cont.)

During 2006, the Company had foreign currency hedges to manage its forward contracts which were used to manage its foreign currency exposure related to a portion of the Company’s accounts receivable that are denominated in Euros.   These forward contracts have been accounted for as a fair value hedge in accordance with SFAS No. 133.  In addition, the Company utilizes a cross currency swap to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.  The cross currency swap has been accounted for as a cash flow hedge in accordance with SFAS No. 133.

See Note 11 for a description of the types of derivative instruments the Company utilizes.

(u) Other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge. The components of and changes in other comprehensive income (loss) are as follows:

(In US$ thousands)	Foreign Currency Translation Adjustments	Fair Value of Derivatives	Accumulated Other Comprehensive Income/Loss

Balance at December 31, 2004	$15,047	$92	$15,139

Reclassification adjustment for gain on derivative instrument, net of tax of $40	-	(92)	(92)
Foreign currency translation adjustment	(9,985)	-	(9,985)

Balance at December 31, 2005	5,062	-	5,062

Unrealized loss on derivative instrument, net of tax of $30	-	(55)	(55)
Foreign currency translation adjustment	9,253	-	9,253

Balance at December 31, 2006	14,315	(55)	14,260

Unrealized gain on derivative instrument, net of tax of $586	-	1,585	1,585
Foreign currency translation adjustment	841	-	841

Balance at December 31, 2007	$15,156	$1,530	$16,686

2  Acquisitions

The following acquisitions were recorded using the purchase method of accounting:

Blackstone Acquisition

On September 22, 2006, the Company purchased 100% of the stock of Blackstone Medical, Inc. (“Blackstone”) for a purchase price of $333.0 million plus acquisition costs. The acquisition and related costs were financed with approximately $330.0 million of senior secured bank debt, as described in Note 10, and cash on hand.  Blackstone, a company based in Springfield, Massachusetts, which was privately held when acquired by the Company, specializes in the design, development and marketing of spinal implant and related HCT/P products.  Blackstone's product lines include spinal fixating devices including hooks, rods, screws, plates, various spacers and cages and related HCT/P products.

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

Notes to the consolidated financial statements (cont.)

The final allocation of the purchase price reflects the following (in US$ thousands):

Current assets, other than cash	$40,101
Fixed assets acquired	2,872
Intangible assets not subject to amortization – registeredtrademarks	77,000
Intangible assets subject to amortization (12 - 16 year weighted average useful life):
Distribution Networks (12 – 16 year weighted average useful life)	55,000
Patents (13 year weighted average useful life)	70,000
244,973
Goodwill (indefinite lived intangible asset)	136,240
In-process research and development	40,000
Deferred tax asset	14,985
Total assets acquired	436,198

Current liabilities	(13,037)
Deferred tax liability	(78,442)
Total liabilities assumed	(91,479)
Net assets acquired	$344,719

The results of Blackstone’s operations have been included in the Company’s consolidated results of operations from the date of acquisition.

The purchase price has been allocated to assets acquired, purchased in-process research and development and liabilities assumed based on their estimated fair market value at the acquisition date.  The amount of the purchase price allocated to purchased in-process research and development was written off at the date of acquisition and resulted in a charge of $40.0 million.  This charge was included in the research and development expense line item on the Consolidated Statements of Operations for the year ended December 31, 2006 and was not deductible for income tax purposes in the United States.  Purchased in-process research and development was principally comprised of the value of the Dynamic Stabilization and Cervical Disk which together accounted for 93% of the fair value. The fair value of the in-process research and development was estimated using the discounted earnings method.  The Company expects material net cash inflows from the Dynamic Stabilization to commence in 2008 and material net cash inflows from the Cervical Disk to commence in 2012.  The nature of the costs expected to complete the Dynamic Stabilization and Cervical Disk include research and development expense and research and development maintenance expense to make modifications and enhancements to the products.  The Company incurred costs of approximately $0.7 million for the Dynamic Stabilization in 2007 and expects to incur approximately $20.0 million for the Cervical Disk during the period 2007 through 2010.  As of December 31, 2007, the Company does not believe there have been any material changes in the assumptions made at the time of acquisition relating to in-process research and development.

Of the total Blackstone purchase price, $50.0 million was placed into an escrow account.  As described in the Agreement and Plan of Merger, the Company can make claims for reimbursement from the escrow account for certain defined items relating to the acquisition for which the Company is indemnified.  As described in Note 16, the Company has certain contingencies arising from the acquisition that management expects will be reimbursable from the escrow account should the Company have to make a payment to a third party.  The Company records the claims it expects to recover against the escrow in an escrow receivable account which is included in other current assets on the consolidated balance sheets.  Because the Company believes that the settlement process of escrow claims is complex and all claims may not be reimbursed, management has recorded a reserve against the escrow receivable, for items which management believes may not be fully reimbursed from the escrow fund.  Further, management believes that the amount that it will be required to pay relating to the contingencies will not exceed the amount of the escrow account; however, there can be no assurance that the contingencies will not exceed the amount of the escrow account.

Notes to the consolidated financial statements (cont.)

There are no residual values for any of the intangible assets subject to amortization acquired during the Blackstone acquisition. Definite lived intangible assets acquired in the Blackstone acquisition consist of:

(In US$ thousands)	Fair value at Acquisition	Remaining Useful Life

Distribution networks	$55,000	12 to 16 Years *
Patents	70,000	13 Years
Total definite lived intangible assets	$125,000

*As of December 31, 2007, the Company has determined the useful life should be reduced to 8 years.  See Note 6.

The Company has determined that trademarks acquired during the Blackstone acquisition, valued at $77.0 million, are indefinite lived intangible assets.  The Company considered the criteria prescribed by paragraphs 11 (a), (c), (3) and (f) of SFAS No. 142 in determining that registered trademarks acquired during the Blackstone acquisition have an indefinite life.  The Company is not aware of any legal, regulatory, or contractual provisions that limit the useful lives of these registered trademarks.  The Company does not believe the effects of obsolescence, demand, competition, or other economic factors will cause the useful lives of these registered trademarks to be limited.  The Company concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the registered trademarks to the Company, and therefore the useful lives of the registered trademarks are considered to be indefinite.

At December 31, 2007, as part of the Company's annual impairment test, management recorded a $20.0 million impairment charge relating to the trademarks at Blackstone as it was determined that the sum of the discounted expected future cash flows fair value was less than the carrying value of the intangible assets.

The summary unaudited pro forma condensed results of operations and earnings per share, for the years ended December 31, 2006 and 2005, assuming consummation of the Blackstone acquisition as of January 1, 2005, are as follows:

(In US$ thousands)	Year Ended December 31, 2006		Year Ended December 31, 2005
	As Reported	Pro Forma*	As Reported	Pro Forma*
Net sales	$365,359	$427,489	$313,304	$373,005
Net income (loss)	(7,042)	16,494	73,402	52,255
Per share data:
Basic	$(0.44)	$1.02	$4.61	$3.28
Diluted	$(0.44)	$1.01	$4.51	$3.21

* In-process research and development charge of $40.0 million recorded during the year ended December 31, 2006 has been excluded from the pro forma financial information.

International Medical Supplies Distribution GmbH Acquisition

In February 2006, the Company purchased 52% of International Medical Supplies Distribution GmbH (“IMES”), a German distributor of Breg products, for $1.5 million plus closing adjustments and acquisition costs.  The operations of the acquired distributor are included in the Company's Statements of Operations from the date of acquisition.  The results of operations would not be materially different if the acquisition had been consolidated as of January 1, 2006.   The final purchase price included approximately $0.1 million of working capital and $1.0 million of goodwill.

Notes to the consolidated financial statements (cont.)

3  Inventories

	December 31,
(In US$ thousands)	2007	2006
Raw materials	$10,804	$8,384
Work-in-process	6,100	6,665
Finished goods	42,384	34,901
Field inventory	13,997	7,485
Consignment inventory	30,560	20,173
	103,845	77,608
Less reserve for obsolescence	(9,893)	(7,213)
	$93,952	$70,395

See Note 1 “Summary of significant accounting policies” part (c) “Inventories” for a description of field inventory.

4  Investments

The Company had total investments held at cost of $4.4 million and $4.1 million as of December 31, 2007 and 2006, respectively.  Investments at December 31, 2007 are comprised of an investment of $1.5 million in Innovative Spinal Technologies (IST), a start-up company focused on commercializing spinal products, $2.6 million in OPED AG, a German-based bracing company, and $0.3 million in Biowave Corporation, a pain therapy company.  The Company’s ownership percentage in IST and OPED AG is 1.86% and 5.21%, respectively.  The Company has assessed these cost investments noting no impairment in carrying value.  The Company also has an investment in OrthoRx.  The investment was reduced to zero in 2004.  As of December 31, 2007, the Company’s ownership percentage in OrthoRx has been reduced to 6%.

 Notes to the consolidated financial statements (cont.)

5  Property, plant and equipment

	December 31,
(In US$ thousands)	2007	2006
Cost
Buildings	$3,445	$2,852
Plant, equipment and instrumentation	75,900	59,316
Furniture and fixtures	10,266	8,791
	89,611	70,959
Accumulated depreciation	(56,167)	(45,648)
	$33,444	$25,311

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $10.4 million, $7.6 million and $8.3 million, respectively.

6  Patents and other intangible assets

	December 31,
(In US$ thousands)	2007	2006
Cost
Patents and other	$107,235	$99,731
Trademarks – definite lived (subject to amortization)	714	860
Trademarks – indefinite lived (not subject to amortization)	80,844	100,900
Distribution networks	98,586	98,586
	287,379	300,077
Accumulated amortization
Patents and other	(28,254)	(20,727)
Trademarks – definite lived (subject to amortization)	(559)	(460)
Distribution networks	(28,261)	(17,731)
	$230,305	$261,159

Amortization expense for intangible assets is estimated to be approximately $22.4 million, $21.7 million, $21.3 million, $19.7 million and $17.9 million for the periods ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed the annual impairment analysis of indefinite-lived intangibles which included the Blackstone trademark acquired during the acquisition of Blackstone.  The annual impairment analysis, performed as of December 31, 2007, resulted in an impairment charge of $20.0 million relating to the trademark at Blackstone because the carrying value of the intangible asset exceeded the fair value due to the discontinued use of the patent.

Notes to the consolidated financial statements (cont.)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company performed an impairment analysis for the OrthoTrac patent held in the Domestic segment.  The impairment analysis, performed as of December 31, 2007, resulted in an impairment charge of $1.0 million relating to the impairment of the OrthoTrac patent because the carrying value of the intangible asset exceeded the fair value.

The impairment charges for the Blackstone trademark and the OrthoTrac patent resulted in total impairment charges of $21.0 million.

In December 2007, the Company determined that a Triggering Event as defined by SFAS No. 144 occurred with respect to the distribution network at Blackstone due to more rapid attrition of distributors at Blackstone than was anticipated in the valuation done at the time of the acquisition.  Due to the Triggering Event, the Company compared the cash flows to be generated by the distribution network on an undiscounted basis to the carrying value of the intangible asset.  No impairment charge was determined to be necessary because the carrying value did not exceed the undiscounted cash flow.  However, based on the attrition of distributors in the distribution network, the Company determined that the useful life should be reduced from 10 to 12 years to an 8 year life.

7  Goodwill

Under SFAS No. 142, goodwill is subject to annual impairment testing using the guidance and criteria described in the standard.  This testing requires the comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  The Company has performed the impairment test of goodwill and has determined that no impairment exists.  For a discussion of acquisitions since January 1, 2005 and the associated goodwill, see Note 2.

The following table presents the changes in the net carrying value of goodwill by reportable segment:

(In US$ thousands)	Domestic	Blackstone	Breg	International	Total
At December 31, 2005	$31,793	$-	$101,322	$41,623	$174,738
Acquisitions	-	132,784	-	1,086	133,870
Foreign currency	-	-	-	4,462	4,462
At December 31, 2006	31,793	132,784	101,322	47,171	313,070
Acquisitions (1)	-	-	-	1,558	1,558
Purchase price adjustment (2)	-	3,456	-	-	3,456
Foreign currency	-	-	-	1,854	1,854
At December 31, 2007	$31,793	$136,240	$101,322	$50,583	$319,938

(1)  Purchase of the remaining 38.74% of the minority interest in Mexican subsidiary and 4.00% of the minority interest in Brazilian subsidiary, pending final purchase price allocation.

Notes to the consolidated financial statements (cont.)

(2)  Principally relates to legal fees incurred in connection with the acquisition of Blackstone and related contingencies.

8  Bank borrowings

	December 31,
(In US$ thousands)	2007	2006
Borrowings under line of credit	$8,704	$78

The weighted average interest rate on borrowings under lines of credit as of December 31, 2007 and 2006 was 4.79% and 3.00%, respectively.

Borrowings under lines of credit consist of borrowings in Euros.  The Company had unused available lines of credit of 1.3 million Euros ($2.0 million) and 6.2 million Euros ($8.1 million) at December 31, 2007 and 2006, respectively, in its Italian line of credit, which gives the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.  This line of credit is unsecured.

9  Other current liabilities

	December 31,
(In US$ thousands)	2007	2006

Accrued expenses	$9,278	$4,289
Salaries and related taxes payable	18,413	17,708
Income taxes payable	1,964	3,988
Other payables	6,889	8,099
	$36,544	$34,084

10    Long-term debt

	December 31,
(In US$ thousands)	2007	2006

Long-term obligations	$297,700	$315,175
Other loans	231	214
	297,931	315,389
Less current portion	(3,343)	(3,334)
	$294,588	$312,055

On September 22, 2006, the Company’s wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million, the proceeds of which, together with cash balances were used for payment of the purchase price of Blackstone; and (2) a six-year revolving credit facility of $45.0 million.  As of December 31, 2007, the Company had no amounts outstanding under the revolving credit facility and $297.7 million outstanding under the term loan facility.  As of December 31, 2006, the Company had no amounts outstanding under the revolving credit facility and $315.2 million outstanding under the term loan facility.  Obligations under the senior secured credit facility have a floating interest rate of LIBOR plus a margin or prime rate plus a margin.  Currently, the term loan is a LIBOR loan, and the margin is 1.75%.  The effective interest rate as of December 31, 2007 and 2006 on the senior secured credit facility was 6.58% and 7.12%, respectively.

Notes to the consolidated financial statements (cont.)

Each of the domestic subsidiaries of the Company (which includes Orthofix Inc., Breg Inc., and Blackstone), Colgate Medical Limited and Victory Medical have guaranteed the obligations of Orthofix Holdings under the senior secured credit facility.  The obligations of the subsidiaries under their guarantees are secured by the pledges of their respective assets.

In conjunction with obtaining the senior secured credit facility and the amendment thereto, the Company incurred debt issuance costs of $6.5 million.  As of December 31, 2007, $5.2 million of capitalized debt costs are included in other long-term assets compared to $5.8 million at December 31, 2006.

Certain subsidiaries of the Company have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s senior secured credit facility.  The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company and its foreign subsidiaries.  Domestic subsidiaries of the Company as credit agreement parties have access to these net assets for operational purposes.  The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2007 is $300.7 million compared to $247.2 million at December 31, 2006.

Weighted average interest rates on current maturities of long-term obligations as of December 31, 2007 and 2006 were 6.58% and 7.12%, respectively.

The aggregate maturities of long-term debt after December 31, 2007 are as follows:  2008 - $3.3 million, 2009 - $3.3 million, 2010 - $3.3 million, 2011 - $3.4 million, 2012 - $80.0 million, thereafter - $204.4 million.

11    Derivative instruments

In 2006, the Company entered into a cross-currency swap agreement to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.  The derivative instrument, a ten-year fully amortizable agreement with a notional amount of $63.0 million, is scheduled to expire on December 30, 2016.  The instrument is designated as a cash flow hedge.  The amount outstanding under the agreement as of December 31, 2007 is $59.8 million.  Under the agreement, the Company pays Euro and receives U.S. dollars based on scheduled cash flows in the agreement.  During 2007 and 2006, the Company recognized the unrealized gain/(loss) on the change in fair value of this swap arrangement of $1.6 million and $(0.1 million), respectively, within other comprehensive income/(loss).

In 2005 and 2006 the Company utilized foreign currency forward contracts to manage its foreign currency exposure related to a portion of the Company’s accounts receivable that are denominated in Euros.  The strategy of the foreign currency contracts is to neutralize the foreign currency impact on earnings when converting 5.0 million Euros of accounts receivable into U.S. dollars.  The conversion of the underlying exposure and the forward contracts offset and had no net impact on earnings in 2006.  The Company paid cash of $0.6 million to settle forward contracts for the year and received cash of $0.3 million from the settlement of the foreign currency exposures in 2005.  All foreign currency forward contracts entered into in the year ended December 31, 2006 have been accounted for as fair value hedges in accordance with SFAS No. 133 and the related gains (losses) were recorded in other income and the related tax amounts in taxation.

Notes to the consolidated financial statements (cont.)

12  Commitments

Leases

The Company has entered into operating leases for facilities and equipment.  Rent expense under the Company’s operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $5.2 million, $4.2 million and $3.7 million, respectively.   Future minimum lease payments under operating leases as of December 31, 2007 are as follows:

(In US$ thousands)

2008	$5,606
2009	3,651
2010	2,468
2011	1,157
2012	337
Thereafter	258
Total	$13,477

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

Orthofix Domestic
Orthofix Domestic (“Domestic”) consists of operations in the United States of Orthofix, Inc. which designs, manufactures and distributes stimulation and orthopedic products.  Domestic uses both direct and distributor sales representatives to sell Spine and Orthopedic products to hospitals, doctors and other healthcare providers in the United States market.

Blackstone
Blackstone (“Blackstone”) consists of Blackstone Medical, Inc., based in Springfield, Massachusetts, and its two subsidiaries, Blackstone GmbH and Goldstone GmbH. Blackstone specializes in the design, development and marketing of spinal implant and related HCT/P products. Blackstone's operating loss includes amortization of acquired intangible assets and inventory which has been stepped-up in value for the Blackstone acquisition.

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

Notes to the consolidated financial statements (cont.)

Group Activities
Group Activities are comprised of the Parent’s and Orthofix Holdings’ operating expenses and identifiable assets.

The tables below present information by reportable segment:

	External Sales			Intersegment Sales
(In US$ thousands)	2007	2006	2005	2007	2006	2005
Domestic	$166,727	$152,560	$135,084	$4,090	$3,511	$1,931
Blackstone	115,914	28,134	-	5,925	699	-
Breg	83,397	76,219	72,022	3,780	1,651	489
International	124,285	108,446	106,198	27,893	50,521	55,271
Total	$490,323	$365,359	$313,304	$41,688	$56,382	$57,691

Operating Income (Expense)
(In US$ thousands)	2007	2006	2005
Domestic	$55,297	$36,560	$34,513
Blackstone(1) (2)	(26,110)	(39,268)	-
Breg	9,717	6,218	8,082
International	19,973	18,674	64,021
Group Activities	(19,003)	(11,262)	(6,343)
Eliminations	(1,817)	(976)	(478)
Total	$38,057	$9,946	$99,795

(1) Includes $40.0 million of In-Process Research and Development related to the acquisition of Blackstone in 2006

(2) Includes $20.0 million charge for impairment of Blackstone trademark in 2007

Notes to the consolidated financial statements (cont.)

The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries.

Identifiable Assets
(In US$ thousands)	2007	2006
Domestic	$118,178	$100,633
Blackstone	404,788	397,420
Breg	180,157	182,273
International	177,586	171,000
Group activities	20,063	24,612
Eliminations	(15,108)	(13,653)
Total	$885,664	$862,285

	Depreciation and amortization			Income tax expense			Other income (expense)
(In US$ thousands)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Domestic	$2,831	$2,934	$3,021	$21,803	$14,444	$13,680	$69	$300	$2,522
Blackstone	13,975	2,011	-	(16,186)	(1,710)	-	475	199	-
Breg	8,048	8,154	7,786	1,799	125	961	(89)	(24)	56
International	3,497	3,347	4,060	(520)	(1,042)	4,791	6,178	97	(7,090)
Group activities	180	11	-	(3,129)	1,544	2,681	(29,892)	(4,173)	232
Total	$28,531	$16,457	$14,867	$3,767	$13,361	$22,113	$(23,259)	$(3,601)	$(4,280)

Capital expenditures of tangible and intangible assets for each segment are as follows:

(In US$ thousands)	2007	2006	2005
Domestic	$2,936	$2,240	$3,243
Blackstone	15,278	1,473	-
Breg	2,706	3,496	5,040
International	6,309	5,360	3,965
Group activities	-	44	-
Total	$27,229	$12,613	$12,248

Notes to the consolidated financial statements (cont.)

Geographical information

Analysis of net sales by geographic destination:

(In US$ thousands)	2007	2006	2005

U.S.	$359,007	$263,442	$218,096

U.K.	33,109	26,708	28,949
Italy	25,175	23,436	22,004
Other	73,032	51,773	44,255
International	131,316	101,917	95,208
Total	$490,323	$365,359	$313,304

There are no sales in the Netherlands Antilles.

Analysis of long-lived assets by geographic area:

(In US$ thousands)	2007	2006	2005

U.S.	$22,455	$18,186	$13,974
Italy	7,063	4,580	3,043
U.K.	2,955	2,766	2,386
Others	5,398	3,861	3,666
Total	$37,871	$29,393	$23,069

There are no long-lived assets in the Netherlands Antilles.

	Sales by Market Sector for the year ended December 31, 2007
(In US$ thousands)	Domestic	Blackstone	Breg	International	Total

Spine	$126,626	$115,914	$-	$625	$243,165
Orthopedics	40,101	-	-	71,831	111,932
Sports Medicine	-	-	83,397	4,143	87,540
Vascular	-	-	-	19,866	19,866
Other	-	-	-	27,820	27,820

Total	$166,727	$115,914	$83,397	$124,285	$490,323

Notes to the consolidated financial statements (cont.)

	Sales by Market Sector for the year ended December 31, 2006
(In US$ thousands)	Domestic	Blackstone	Breg	International	Total

Spine	$116,701	$28,134	$-	$278	$145,113
Orthopedics	35,813	-	-	59,986	95,799
Sports Medicine	-	-	76,219	2,834	79,053
Vascular	-	-	-	21,168	21,168
Other	46	-	-	24,180	24,226

Total	$152,560	$28,134	$76,219	$108,446	$365,359

	Sales by Market Sector for the year ended December 31, 2005
(In US$ thousands)	Domestic	Blackstone	Breg	International	Total

Spine	$101,470	$-	$-	$152	$101,622
Orthopedics	33,569	-	-	58,528	92,097
Sports Medicine	-	-	72,022	948	72,970
Vascular	-	-	-	23,887	23,887
Other	45	-	-	22,683	22,728

Total	$135,084	$-	$72,022	$106,198	$313,304

14   Income taxes

The Company and each of its subsidiaries are taxed at the rates applicable within each respective company’s jurisdiction.  The composite income tax rate will vary according to the jurisdictions in which profits arise.  The components of the provision for income tax expense (benefit) are as follows:

Notes to the consolidated financial statements (cont.)

	Year ended December 31,
(In US$ thousands)	2007	2006	2005
Italy - Current	$(1,751)	$5,030	$3,011
- Deferred	759	(6,167)	(310)
Cyprus - Current	1,205	1,148	2,924
- Deferred	-	5	17
U.K. - Current	1,290	481	2,015
- Deferred	(3)	-	-
U.S. - Current	10,501	12,231	15,299
- Deferred	(10,817)	(1,601)	(1,564)
Netherlands Antilles/Netherlands
- Current	669	6,772	506
- Deferred	1,189	(4,852)	892
Other - Current	721	314	(4)
- Deferred	4	-	(673)
Total tax expense	$3,767	$13,361	$22,113

Income before minority interests and provision for income taxes consisted of:

	Year ended December 31,
(In US$ thousands)	2007	2006	2005
U.S.	$551	$(11,264)	$36,511
Non-U.S.	14,247	17,609	59,004
	$14,798	$6,345	$95,515

The tax effects of the significant temporary differences, which comprise the deferred tax liabilities and assets, are as follows:

(In US$ thousands)	2007	2006
Deferred tax liabilities
Goodwill	$184	$79
Patents, trademarks and other intangible assets	(82,841)	(97,446)
Property, plant and equipment	(1,133)	(783)
Other	7,882	3,131
	$(75,908)	$(95,019)

Notes to the consolidated financial statements (cont.)

(In US$ thousands)	2007	2006
Deferred tax assets
Other current	$-	$202
Inventories and related reserves	4,453	1,968
Accrued compensation	3,549	1,555
Allowance for doubtful accounts	3,370	3,247
Net operating loss carryforwards	12,768	19,380
Other long-term	5,341	8,091
	29,481	34,443
Valuation allowance	(11,377)	(9,428)
	18,104	25,015
Net deferred tax liability	$(57,804)	$(70,004)

The valuation allowance as of December 31, 2007 and 2006 was $11.4 million and $9.4 million, respectively.  The net increase in the valuation allowance was $2.0 million for the period ended December 31, 2007.  Such increase relates to current period losses of certain foreign jurisdictions netted against a reduction in the deferred tax assets and corresponding valuation allowances in certain jurisdictions as a result of tax rate changes.  The valuation allowance is attributable to net operating loss carryforwards in certain foreign jurisdictions, the benefit for which is dependent upon the generation of future taxable income in that location.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007.

As part of the acquisition of Blackstone, the Company acquired a federal net operating loss carryforward of $31.1 million which was subject to annual section 382 limitations.  During 2006, the Company utilized $7.4 million of these net operating loss carryforwards, and the remaining operating losses were utilized during 2007.   The Company also has tax net operating loss carryforwards in other taxing jurisdictions of approximately $43.0 million with the majority of the losses related to the Company’s Netherlands operations expiring in various amounts in tax years beginning in 2009.  The Company has provided a valuation allowance against these net operating loss carryforwards since it does not believe that this deferred tax asset can be realized prior to expiration.

In connection with the Company’s European Restructuring in 2006 and a similar transaction in 2002, certain intangible assets were sold between subsidiaries in order to optimize the Company’s supply chain.  Such assets were sold at estimates of fair value based upon valuations provided by an independent third party.  There can be no assurance that local tax authorities will not challenge such valuations.  A successful challenge by the tax authorities could have a materially adverse effect on the Company's tax profile (including the ability to recognize the intended tax benefits from the transaction) or significantly increase the Company’s future tax payments.  The Company believes it has adequately accrued for the exposure within its FIN 48 liability.

Notes to the consolidated financial statements (cont.)

The rate reconciliation presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate.  Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(In US$ thousands, except percentages)	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$5,179	35%	$2,221	35%	$33,431	35.0%

Net effect of foreign tax	(1,398)	-9.4%	(3,089)	-48.7%	(3,513)	-3.7%
Net effect of KCI settlement	-	-	(113)	-1.8%	(11,366)	-11.9%
Change in valuation allowance	2,665	18%	2,875	45.3%	238	0.2%
Tax holiday benefit – Seychelles	(1,176)	-7.9%	(566)	-8.9%	(986)	-1.0%
US-UK Tax Treaty	(1,378)	-9.3%	(1,543)	-24.3%	(664)	-0.7%
State taxes net of federal benefit	317	2.1%	1,394	22%	1,314	1.4%
Net effect of non-deductible foreign losses	38	0.3%	42	0.7%	3,119	3.3%
Blackstone purchased R&D	-	-	14,000	220.6%	-	-
Italy brand revaluation*	-	-	(2,778)	-43.8%	-	-
European restructuring	(3,550)	-24%	(1,235)	-19.5%	-	-
Tax ruling Netherlands Antilles	491	3.3%	577	9.1%	289	0.1%
Withholding tax	1,292	8.7%	765	12.1%	622	1.9%
Cyprus interest rate ruling	-	-	460	7.2%	-	-
Tax rate changes	1,266	8.6%	-	-	-	-
U.S. R&D credits	(1,320)	-8.9%	-	-	-	-
Other taxes	967	6.5%	-	-	-	-
FIN 48	372	2.5%	-	-	-	-
Domestic production deduction	(453)	-3.1%	(331)	-5.2%	(456)	-1.4%
Other	455	3.1%	682	10.7%	85	-

Income tax expense/effective rate	$3,767	25.5%	$13,361	210.5%	$22,113	23.2%

*    The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is attributable to the Company's 2006 election to adopt a new tax provision in Italy. The election allowed the Company to increase, for tax purposes only, the value of its trademarks in Italy by approximately $15.0 million. The Company incurred a tax liability of $2.7 million in 2006 from applying a 19% tax rate to the revaluation of the trademark value. The Company expects to receive a future tax benefit of $5.6 million associated with amortization of that step-up in value which is based on the current Italian tax rates of approximately 37%. The net of the $5.6 million deferred tax asset and the $2.7 million tax liability resulted in a $2.9 million non-recurring discrete tax benefit..  In December 2007, the Italian Parliament approved an income tax rate reduction which effectively reduced the Company’s tax rate in Italy by 5.85%.  As a result, approximately $0.9 million of the expected tax benefit from the 2006 revalued trademark was reversed in 2007.  The $0.9 million reversal is included above in “Tax rate changes.”

The Company had approximately $1.3 million of gross unrecognized tax benefits and $0.2 million accrued for penalties and interest related to the unrecognized tax benefits as of the adoption of FIN 48 at January 1, 2007. As of December 31, 2007, the Company’s gross unrecognized tax benefit was $1.7 million plus $0.5 million accrued for interest and penalties.

Notes to the consolidated financial statements (cont.)

A reconciliation of the gross unrecognized tax benefits for the year ended December 31, 2007 follows:

(In US$ thousands)
Balance as of January 1, 2007	$1,346
Additions for current year tax positions	175
Additions for prior year tax positions	186
Reductions for prior year tax positions
Settlements	-
Reductions related to expirations of statute of limitations	-
Balance as of December 31, 2007	$1,707

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.  During 2007, the Company recognized approximately $0.3 million in interest and penalties. The Company had approximately $0.2 million and $0.5 million accrued for the payment of interest and penalties as of January 1, 2007 and December 31, 2007, respectively.

The Company believes it is reasonably possible that $1.0 million of its gross unrecognized tax benefit will decrease during the twelve months ending December 31, 2008 if certain statute of limitations expire during 2008.  The entire $1.0 million of unrecognized tax benefits would affect the Company’s effective tax rate if recognized.    To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company files a consolidated income tax return in the U.S. federal jurisdiction and numerous consolidated and separate income tax returns in many state and foreign jurisdictions. The following table summarizes these open tax years by major jurisdiction:

Open Tax Year
	Examination in	Examination not yet
Jurisdiction	Progress	Initiated

United States	N/A	2005-2007

Various States	1996-2005	1996-2007

Brazil	N/A	2004-2007

Cyprus	N/A	2005-2007

France	N/A	2002-2007

Germany	2003-2005	2006-2007

Italy	N/A	2003-2007

Mexico	N/A	2000-2007

Netherlands	N/A	2004-2007

Puerto Rico	N/A	N/A

Seychelles	N/A	N/A

Switzerland	N/A	2004-2007

United Kingdom	N/A	2005-2007

Notes to the consolidated financial statements (cont.)

The Company has not recorded additional income taxes applicable to undistributed earnings of foreign subsidiaries (residing outside the Netherlands Antilles) that are considered to be indefinitely reinvested and the taxes attributable to such amounts not deemed to be indefinitely reinvested are not material.  In the event that undistributed earnings which have been deemed to be indefinitely reinvested no longer meet the criteria to remain as such, these undistributed earnings will also be considered when calculating any potential future tax liabilities relating to undistributed foreign earnings.  Total undistributed earnings, which amounted to approximately $186.0 million, $191.1 million and $232.1 million at December 31, 2007, 2006 and 2005, respectively, may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries.  It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

15  Related parties

The following related party balances and transactions as of and for the three years ended December 31, 2007, between the Company and other companies in which directors and/or executive officers have an interest are reflected in the consolidated financial statements.  The Company buys components related to the A-V Impulse® System and buys the Laryngeal Mask from companies in which a former board member has a beneficial minority interest.

	Year ended December 31,
(In US$ thousands)	2007	2006	2005
Sales	$129	$404	$573
Purchases	$13,119	$16,733	$17,411
Accounts payable	$2,189	$2,474	$1,711
Accounts receivable	$5	$86	$126
Due from officers (included in other long-term assets)	$-	$208	$370

16  Contingencies

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

Notes to the consolidated financial statements (cont.)

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

On or about January 7, 2008, Orthofix International N.V. (the “Company”) received a federal grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts (the “subpoena”).  The subpoena seeks documents for the period January 1, 2000 through July 15, 2007 from the Company, including its subsidiaries.  The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with Department of Health and Human Services, Office of Inspector General’s investigation of such matters.  The Company is cooperating with the government’s request and is in the process of responding to the subpoena.  The Company is unable to predict what action, if any, might be taken in the future by governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on its consolidated financial position, results of operations, or cash flows.  It is the Company’s intention to submit a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any recoverable losses to the Company or Blackstone resulting from this matter.

On Friday, February 29, 2008, Blackstone recieved a Civil Investigative Demand ("CID") from the Massachusetts Attorney General's Office, Public Protection and Advocacy Bureau, Healthcare Division. Management believes that the CID seeks documents concerning Blackstone's financial relationships with certain physicians and related matters for the period from March 2004 through the date of issuance of the CID.

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

Notes to the consolidated financial statements (cont.)

Between January 2007 and May 2007, the Company and/or Blackstone were named defendants, along with other medical device manufacturers, in three civil lawsuits alleging that Dr. Chan had performed unnecessary surgeries in three different instances.  In January 2008, the Company learned that it was named a defendant, along with other medical device manufacturers, in a fourth civil lawsuit alleging that Dr. Chan had performed unnecessary surgeries.  All four civil lawsuits have been served and are pending in the Circuit Court of White County, Arkansas.  The Company believes Blackstone and the Company have meritorious defenses to the claims alleged and the Company intends to defend vigorously against these lawsuits.  On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to the Company or Blackstone resulting from one of these four civil lawsuits.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  The Company is unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to the Company from the escrow fund.

Of the total Blackstone purchase price, $50.0 million was placed into an escrow account. As described in the Agreement and Plan of Merger, the Company can make claims for reimbursement from the escrow account for certain defined items relating to the acquisition for which the Company is indemnified. As described in Note 16, the Company has certain contingencies arising from the acquisition that management expects will be reimbursable from the escrow account should the Company have to make a payment to a third party. The Company records the claims it expects to recover against the escrow in an escrow receivable account which is included in other current assets on the consolidated balance sheets. Because the Company believes that the settlement process of escrow claims is complex and all claims may not be reimbursed, management has recorded a reserve against the escrow receivable for which management believes may not be fully reimbursed from the escrow fund. Further, management believes that the amount that it will be required to pay relating to the contingencies will not exceed the amount of the escrow account; however, there can be no assurance that the contingencies will not exceed the amount of the escrow account.

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

United Kingdom Payroll Taxes

In 2007 Intavent Orthofix Limited, the Company’s UK distribution subsidiary, received an inquiry from H.M. Revenue and Customs (HMRC) relating to the tax treatment of gains made by UK employees on the exercise of stock options.  The Company is in the process of formulating a response to HMRC.  Based on preliminary calculations, a provision of $0.5 million has been provided.  The Company cannot predict the ultimate outcome of its discussions with HMRC.

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

Notes to the consolidated financial statements (cont.)

The Company sells via a direct sales force and distributors.  There were no customers that accounted for 10% or more of net sales in 2007, 2006 or 2005.

17  Pensions and deferred compensation

Orthofix Inc. sponsors a defined contribution benefit plan (the “401(k) Plan”) covering substantially all full time employees.  This 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the 401(k) Plan.  During the years ended December 31, 2007, 2006 and 2005, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately $1.2 million, $0.9 million and $1.0 million, respectively.  Breg also sponsors a 401(k) plan.  This 401(k) Plan allows for participants to contribute up to 100% of their compensation, subject to certain limitations, with the Company matching 100% of the first $1,000 deferred.  During the years ended December 31, 2007, 2006 and 2005, expenses incurred relating to the Breg 401(k) Plan, including matching contributions were $0.1 million during each of the three years.  Blackstone also sponsors a 401(k) plan.  This 401(k) Plan allows for participants to contribute up to 75% of their compensation, subject to certain limitations, with the Company matching 50% of the first 6% of the employee’s compensation deferred.  During 2007 and the fourth quarter of 2006, expenses incurred relating to the Blackstone 401(k) Plan including matching contributions were $0.2 million and $38,000, respectively.

The Company operates defined contribution pension plans for its other International employees not described above meeting minimum service requirements.  The Company’s expenses for such pension contributions during 2007, 2006 and 2005 were approximately $1.0 million, $0.5 million and $0.5 million, respectively.

Under Italian Law, Orthofix S.r.l. accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment.  Each year’s provision for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge.  Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company.  The Company’s expense for deferred compensation during 2007, 2006 and 2005 was approximately $0.4 million, $0.4 million and $0.3 million, respectively.  Deferred compensation payments of $0.3 million, $0.3 million and $0.2 million were made in 2007, 2006 and 2005, respectively.  The balance as of December 31, 2007 of $1.7 million represents the amount which would be payable if all the employees and agents had terminated employment at that date and is included in other long-term liabilities.

The Orthofix Deferred Compensation Plan (“the Plan”), administered by the Board of Directors of Orthofix, effective January 1, 2007, is a plan intended to allow a select group of key management and highly compensated employees and directors of Orthofix to defer the receipt of compensation that would otherwise be payable to them.  The terms of this plan are intended to comply in all respects with the provisions of Code Section 409A.  Under the Plan, employees of Orthofix and its subsidiaries are eligible to participate if the employee is in management or a highly compensated employee and is named by the Board of Directors to be a participant in the Plan.  All directors are also eligible to participate in the Plan.  An eligible employee or director may elect to enter into a salary deferral commitment and/or a director’s fees deferral commitment with respect to any plan year by submitting a participation agreement to the plan administrator by December 31 of the calendar year immediately preceding the plan year.  Further, an eligible employee may elect to enter into a bonus deferral commitment with respect to bonus compensation earned during any plan year by submitting a participation agreement to the plan administrator by December 31 of the calendar year immediately preceding the plan year.  Deferral commitments can be stated as a percentage or a flat dollar amount as allowed by the plan administrator.  A participant’s participation agreement will remain in effect only for the immediately succeeding plan year.  Distributions are made in accordance with the requirements of Code Section 409A.

Notes to the consolidated financial statements (cont.)

18  Share-based compensation plans

At December 31, 2007, the Company had three stock option and award plans and one stock purchase plan which are described below.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) is a long term incentive plan that was originally adopted in April 2004.  The 2004 LTIP Plan was approved by shareholders on June 29, 2004 and 2.0 million shares were reserved for issuance under this plan (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans).  Awards generally vest on years of service with all awards fully vesting within three years from the date of grant for employees and either three or four years from the date of grant for non-employee directors.  Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board of Directors.  Awards granted under the 2004 LTIP Plan expire no later than 10 years after the date of the grant.  On June 20, 2007, the Company’s shareholders approved amendments and a restatement of the 2004 LTIP Plan, providing for the following major changes:  an increase in the number of shares available for grant from 2.0 million shares to 2.8 million shares, a specific allowance for grants of restricted stock awards, and a provision for fixed awards to non-employee directors on the date of their first election to the Board and on each subsequent re-election.  At December 31, 2007, there were 2,104,110 options outstanding under the 2004 LTIP Plan, of which 639,240 were exercisable; in addition, there were 65,787 shares of restricted stock outstanding, none of which were vested.

Staff Share Option Plan

The Staff Stock Option Plan (the “Staff Plan”) is a fixed stock option plan which was adopted in April 1992.  Under the Staff Plan, the Company granted options to its employees at the estimated fair market value of such options at the date of grant.  Options generally vest based on years of service with all options to be fully vested within five years from date of grant.  Options granted under the Staff Plan expire ten years after the date of grant.  There are no options left to be granted under the Staff Plan.  At December 31, 2007, there were 140,125 options outstanding and exercisable under the Staff Plan.

Performance Accelerated Stock Option Inducement Grants

On December 30, 2003, the Company granted inducement stock option awards to two key executives of Breg, Inc, in conjunction with the acquisition of Breg, Inc.  The exercise price was fixed at $38.00 per share on November 20, 2003, when the Company announced it had entered into an agreement to acquire Breg, Inc.   The inducement grants included both service-based and performance-based vesting provisions.  The inducement grants became 100% vested on the fourth anniversary of the grant date but are subject to certain exercisability limitations.  Following vesting on December 30, 2007, the original inducement grants limited the executives’ ability to exercise specific numbers of options during the years 2008 – 2012.  Prior to the options fully vesting and as an inducement for the executives to extend the term of their employment agreements for one year, in November 2007 the Company entered into amended award agreements with the two executives.  The amended agreements did not change the vesting date of the options, but now provide that the options granted thereunder will only be exercisable during the fixed period beginning January 1, 2009 and ending on December 31, 2009.  Subject to certain termination of employment provisions and notwithstanding any other provisions of the amended agreements, any portion of the options that are not exercised by December 31, 2009 will not be exercisable thereafter and will lapse and be cancelled.  At December 31, 2007, there were 200,000 options outstanding and exercisable under the inducement grants.

Notes to the consolidated financial statements (cont.)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan provides for the issuance of shares of the Company’s common stock.  During each purchase period, eligible employees may designate between 1% and 25% of their compensation to be deducted for the purchase of common stock under the plan.  The purchase price of the shares under the plan is equal to 85% of the fair market value on the first day of the plan year, which was amended in December 2007 to a calendar year, running from January 1st to December 31st, in lieu of a July 1st to June 30th plan year.  The purchase price for the officers or directors of Orthofix Inc. is equal to 100% of the fair market value on the first day of the plan year.  The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan was 450,000 shares.  As of December 31, 2007, 383,553 shares had been issued under the Employee Stock Purchase Plan.

Summaries of the status of the Company’s stock option plans as of December 31, 2007, 2006 and 2005 and changes during the years ended on those dates are presented below:

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	2,264,361	$35.67	1,944,199	$32.02	1,783,693	$27.36
Granted	817,601	$49.33	816,950	$39.70	508,500	$43.15
Exercised	(517,869)	$24.33	(406,225)	$25.54	(246,374)	$19.45
Forfeited	(119,858)	$40.58	(90,563)	$39.29	(101,620)	$34.55
Outstanding at end of year	2,444,235	$42.39	2,264,361	$35.67	1,944,199	$32.02

Options exercisable at end of year	979,365		857,397		777,225
Weighted average fair value of options granted during the year at market value		$15.21		$13.78		$15.09
Weighted average fair value of options granted during the year at less than market value	-		-			-

Notes to the consolidated financial statements (cont.)

Outstanding and exercisable by price range as of December 31, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$11.00 - $37.76	393,055	6.12	$34.61	339,455	$34.11
$38.00 - $38.00	200,000	6.00	$38.00	200,000	$38.00
$38.11 - $38.11	382,546	8.49	$38.11	120,086	$38.11
$38.16 - $41.87	250,000	7.90	$40.13	97,336	$40.00
$42.90 - $44.87	345,166	7.80	$43.04	177,654	$43.03
$44.88 - $44.97	402,750	9.49	$44.97	-	$-
$44.98 - $58.43	470,718	9.32	$52.75	44,834	$46.27
	2,444,235	8.07	$42.39	979,365	$38.15

The weighted average remaining contractual life of exercisable options was 6.81 years at December 31, 2007.  The total intrinsic value of options exercised was $14.6 million, $1.9 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $57.97 closing price of the Company’s stock on December 31, 2007.  The aggregate intrinsic value of options outstanding was $38.1 million, $26.5 million and $8.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The aggregate intrinsic value of options exercisable was $19.4 million, $11.9 million and $5.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

19  Earnings per share

For each of the three years in the period ended December 31, 2007, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) per common share.  The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Year Ended December 31,
	2007	2006	2005
Weighted average common shares-basic	16,638,873	16,165,540	15,913,475
Effect of diluted securities:
Stock options	408,714	-	375,500
Weighted average common share-diluted	17,047,587	16,165,540	16,288,975

The Company did not include in the diluted shares outstanding calculation 309,651 options in 2007, 763,564 options in 2006 and 392,400 options in 2005 because their inclusion would be anti-dilutive.

Notes to the consolidated financial statements (cont.)

20  Quarterly financial data (unaudited)

(U.S. Dollars, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter	Year
2007
Net sales	$117,032	$123,336	$121,120		$128,835	$490,323
Gross profit	86,236	90,328	90,378		94,350	361,291
Net income (loss)	6,267	7,189	8,028		(10,515)	10,968
Net income (loss) per common share:
Basic	0.38	0.43	0.48		(0.62)	0.66
Diluted	0.37	0.43	0.48		(0.62)	0.64
2006
Net sales	$81,116	$84,735	$83,368		$116,140	$365,359
Gross profit	59,657	63,536	62,361		86,180	271,734
Net income (loss)	8,246	12,728	(35,417)		7,403	(7,042)
Net income (loss) per common share:
Basic	0.51	0.79	(2.19)		0.45	(0.44)
Diluted	0.51	0.79	(2.19	) (1)	0.44	(0.44)

The sum of per share earnings by quarter may not equal earnings per share for the year due to the change in average share calculations.  This is in accordance with prescribed reporting requirements.

(1) The Company formerly reported $2.17 which has been adjusted to exclude the anti-dilutive effect of options.

Orthofix International N.V.

Schedule 1 — Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Balance Sheets

(U.S. Dollars, in thousand)	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$10,048	$10,745

Prepaid expenses and other current assets	239	718

Total current assets	10,287	11,463

Other long term assets	252	292

Investments in and amounts due from subsidiaries and affiliates	427,804	384,711
Total assets	$438,343	$396,466

Liabilities and shareholders’ equity

Current liabilities	$1,191	$1,911

Long-term liabilities	3,212	1,920

Shareholders’ equity

Common stock	1,704	1,645
Additional paid in capital	157,349	128,297
Accumulated earnings	258,201	248,433
Accumulated other comprehensive income	16,686	14,260
	433,940	392,635

Total liabilities and shareholders’ equity	$438,343	$396,466

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1 — Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations

(U.S. Dollars, in thousands)	December 31,	December 31,	December 31,
	2007	2006	2005
(Expenses) Income

General and administrative	$(10,172)	$(8,774)	$(5,115)

Equity in earnings of investments in subsidiaries and affiliates	22,334	692	79,603
Other, net	653	2,800	204
Income (loss) before income taxes	12,815	(5,282)	74,692

Income tax expense	(1,847)	(1,760)	(1,290)
Net income (loss)	$10,968	$(7,042)	$73,402

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1 — Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statement of Cash Flows

(U.S. Dollars, in thousands)	December 31,	December 31,	December 31,
	2007	2006	2005

Net income (loss)	$10,968	$(7,042)	$73,402

Equity in earnings of investments in subsidiaries and affiliates	(22,334)	(692)	(79,603)

Cash used in other operating activities	(772)	(1,066)	(39,486)

Net cash used in operating activities	(12,138)	(8,800)	(45,687)

Cash flows from investing activities:
Investments and advances made in subsidiaries and affiliates	-	-	-
Distributions and amounts received from subsidiaries	21,991	24,468	38,538
Cash provided by other investing activities	-	-	-
Net cash provided by investing activities	21,991	24,468	38,538

Cash flows from financing activities:
Net proceeds from issuance of common stock	17,198	11,507	6,471
Dividends to subsidiaries and affiliates	(27,748)	(24,845)	-
Tax Benefit on exercise of stock options	-	2,175	-
Net cash (used in) provided by financing activities	(10,550)	(11,163)	6,471

Net (decrease) increase in cash and cash equivalents	(697)	4,505	(678)
Cash and cash equivalents at the beginning of the year	10,745	6,240	6,918
Cash and cash equivalents at the end of the year	$10,048	$10,745	$6,240

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1 — Condensed Financial Information of Registrant Orthofix International N.V.

Notes to Condensed Financial Statements

1  Background and Basis of Presentation

These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Orthofix Holdings, Inc. and its subsidiaries exceed 25% of the consolidated net assets of Orthofix International N.V. and its subsidiaries (the “Company”).  This information should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this filing.

2  Restricted Net Assets of Subsidiaries

Certain of the Company’s subsidiaries have restrictions, with an effective date of September 22, 2006, on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements.  The amount of restricted net assets the Company’s subsidiaries held at December 31, 2007 and 2006 was approximately $300.7 million and $247.2 million, respectively.  Such restrictions are on net assets of Orthofix Holdings, Inc. and its subsidiaries.

3  Commitments, Contingencies and Long Term Obligations

For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 10, Note 12 and Note 16 of the Company’s consolidated financial statements.

4  Dividends From Subsidiaries

Cash dividends paid to Orthofix International N.V. from its consolidated subsidiaries accounted for by the equity method were $22.0 million, $24.5 million and $38.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Schedule 2 – Valuation and Qualifying Accounts

For the years ended December 31, 2007, 2006 and 2005:

(US Dollars, in thousands)		Additions
Provisions from assets to which they apply:	Balance at beginning of year	Charged to cost and expenses	Charged to other accounts	Deductions/ Other	Blackstone Acquisition	Balance at end of year

2007

Allowance for doubtful accounts receivable	$6,265	$7,431	$44	$(7,299)	$-	$6,441
Inventory provisions	7,213	3,472	52	(844)	-	9,893
Deferred tax valuation allowance	9,428	2,665	(716)	-	-	11,377

2006

Allowance for doubtful accounts receivable	4,155	5,475	41	(3,634)	228	6,265
Inventory provisions	3,334	3,042	242	(1,310)	1,905	7,213
Deferred tax valuation allowance	6,324	3,024	80	-	-	9,428

2005

Allowance for doubtful accounts receivable	4,195	5,124	40	(5,204)	-	4,155
Inventory provisions	4,010	1,234	-	(1,910)	-	3,334
Deferred tax valuation allowance	138	238	5,948	-	-	6,324