Form 10-Q
period 2008-03-31
ORTHOFIX INTERNATIONAL N V
filed 2008-05-07
CIK 884624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of May 2, 2008, 17,088,856 shares of common stock were issued and outstanding.

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, unfavorable results in litigation matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations and the other risks described under Item 1A – “Business – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1A – “Risk Factors” in this Form 10-Q.

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share data)	March 31,	December 31,
	2008	2007
Assets	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$26,731	$25,064
Restricted cash	18,226	16,453
Trade accounts receivable, net	115,452	108,900
Inventories, net	104,263	93,952
Deferred income taxes	11,373	11,373
Prepaid expenses and other current assets	22,674	25,035
Total current assets	298,719	280,777
Investments	4,427	4,427
Property, plant and equipment, net	35,257	33,444
Patents and other intangible assets, net	225,082	230,305
Goodwill	318,665	319,938
Deferred taxes and other long-term assets	17,205	16,773
Total assets	$899,355	$885,664
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$10,844	$8,704
Current portion of long-term debt	3,340	3,343
Trade accounts payable	29,117	24,715
Other current liabilities	36,635	36,544
Total current liabilities	79,936	73,306
Long-term debt	290,065	294,588
Deferred income taxes	74,398	75,908
Other long-term liabilities	12,195	7,922
Total liabilities	456,594	451,724

Contingencies (Note 17)
Shareholders’ equity:
Common shares (17,088,356 and 17,038,304 shares issued at March 31, 2008 and December 31, 2007, respectively)	1,709	1,704
Additional paid-in capital	161,362	157,349
Retained earnings	261,807	258,201
Accumulated other comprehensive income	17,883	16,686
Total shareholders’ equity	442,761	433,940
Total liabilities and shareholders’ equity	$899,355	$885,664

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited, U.S. Dollars, in thousands except share and per share data)	Three Months Ended
	2008	2007

Net sales	$128,032	$117,032
Cost of sales	34,238	30,796
Gross profit	93,794	86,236
Operating expenses
Sales and marketing	50,196	44,583
General and administrative	22,180	15,906
Research and development	6,354	6,337
Amortization of intangible assets	5,043	4,468
Gain on sale of Pain Care® operations	(1,570)	-
	82,203	71,294
Operating income	11,591	14,942

Other income (expense)
Interest income (expense), net	(5,390)	(5,664)
Other, net	494	(556)
Other income (expense), net	(4,896)	(6,220)
Income before minority interests and income taxes	6,695	8,722
Minority interests	-	(43)
Income before income taxes	6,695	8,679
Income tax expense	(3,089)	(2,412)
Net income	$3,606	$6,267

Net income per common share - basic	$0.21	$0.38

Net income per common share - diluted	$0.21	$0.37

Weighted average number of common shares - basic	17,087,003	16,464,571

Weighted average number of common shares - diluted	17,261,172	16,926,257

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited, U.S. Dollars, in thousands)	2008	2007

Cash flows from operating activities:
Net income	$3,606	$6,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,397	6,937
Amortization of debt costs	395	164
Provision for doubtful accounts	1,156	876
Deferred taxes	-	(2,978)
Share-based compensation	2,094	2,599
Minority interest	88	(10)
Amortization of step up of fair value in inventory	152	930
Gain on sale of Pain Care® operations	(1,570)	-
Other	(2,430)	(767)
Change in operating assets and liabilities:
Restricted cash	(1,773)	1,403
Accounts receivable	(5,586)	(4,597)
Inventories	(8,447)	(8,224)
Prepaid expenses and other current assets	2,627	(2,474)
Accounts payable	3,809	(5,069)
Current liabilities	(616)	6,539
Net cash provided by operating activities	902	1,596

Cash flows from investing activities:
Payments made in connection with acquisitions and investments, net of cash acquired	0	(985)
Capital expenditures	(4,112)	(4,571)
Proceeds from sale of Pain Care® operations	5,980	-
Net cash provided by (used in) investing activities	1,868	(5,556)

Cash flows from financing activities:
Net proceeds from issue of common shares	1,907	1,637
Repayments of long-term debt	(4,524)	(4,834)
Proceeds from bank borrowings	1,361	2,631
Tax benefit on non-qualified stock options	17	396
Other	0	-
Net cash used in financing activities	(1,239)	(170)
Effect of exchange rate changes on cash	136	54
Net increase (decrease) in cash and cash equivalents	1,667	(4,076)
Cash and cash equivalents at the beginning of the year	25,064	25,881
Cash and cash equivalents at the end of the period	$26,731	$21,805

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BUSINESS

Orthofix International N.V. (the “Company”) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical devices, principally for the orthopedic products market.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the Consolidated Financial Statements and Notes thereto of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 3:	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 161 on the Company’s disclosures of its derivative instruments and hedging activities.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations (revised 2007).”  SFAS No. 141(R) amends SFAS No. 141, “Business Combinations,” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively.  The Company is currently evaluating the potential impact of adopting SFAS No. 141(R) on its consolidated financial position and results of operations.

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

NOTE 4:	SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method.  Under SFAS No. 123(R), all share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the statement of operations over the requisite service period.  Commencing in June 2007, the Company offered restricted shares in addition to stock options as a form of share-based compensation.

The following table shows the detail of share-based compensation by line item in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007:

(In US$ thousands)	Three Months Ended March 31,
	2008	2007

Cost of sales	$113	$89

Sales and marketing (1)	184	551

General and administrative	1,564	1,592

Research and development	233	367

Total	$2,094	$2,599

(1)	There are no performance requirements and there was no consideration received for share-based compensation awarded to sales and marketing employees.

NOTE 5:	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2008 presentation.  The reclassifications have no effect on previously reported net income or shareholders’ equity.

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

Inventories were as follows:

	March 31,	December 31,
(In US$ thousands)	2008	2007

Raw materials	$9,832	$10,804
Work-in-process	7,836	6,100
Finished goods	47,163	42,384
Field inventory (as described above)	13,461	13,997
Consignment inventory	35,748	30,560
	114,040	103,845
Less reserve for obsolescence	(9,777)	(9,893)
	$104,263	$93,952

NOTE 7:	GOODWILL

The changes in the net carrying value of goodwill by reportable segment for the period ended March 31, 2008 are as follows:

(In US$ thousands)	Domestic	Blackstone	Breg	International	Total
At December 31, 2007	$31,793	$136,240	$101,322	$50,583	$319,938
Disposals (1)	-	-	(2,027)	-	(2,027)
Purchase price adjustment (2)	-	-	-	(365)	(365)
Foreign currency	-	-	-	1,119	1,119
At March 31, 2008	$31,793	$136,240	$99,295	$51,337	$318,665

(1)	Sale of operations relating to the Pain Care® business at Breg.

(2)	Principally relates to the recording of inventory at fair value in connection with the acquisition of the remaining 38.74% of the minority interest in the Company’s Mexican subsidiary.

NOTE 8:	BANK BORROWINGS

	March 31,	December 31,
(In US$ thousands)	2008	2007
Borrowings under line of credit	$10,844	$8,704

The weighted average interest rates on borrowings under lines of credit as of March 31, 2008 and December 31, 2007 were 4.96% and 4.79%, respectively.

Borrowings under lines of credit consist of borrowings in Euros.  The Company had unused available lines of credit of 0.4 million Euros ($0.7 million) and 1.3 million Euros ($2.0 million) at March 31, 2008 and December 31, 2007, respectively, in its Italian line of credit, which gives the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.  This line of credit is unsecured.

NOTE 9:	LONG-TERM DEBT

(In US$ thousands)	March 31, 2008	December 31, 2007

Long-term obligations	$293,175	$297,700
Other loans	230	231
	293,405	297,931
Less current portion	(3,340)	(3,343)
	$290,065	$294,588

On September 22, 2006 the Company’s wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million, the proceeds of which, together with cash balances were used for payment of the purchase price of Blackstone; and (2) a six-year revolving credit facility of $45.0 million.  As of March 31, 2008, the Company had no amounts outstanding under the revolving credit facility and $293.2 million outstanding under the term loan facility.  Obligations under the senior secured credit facility have a floating interest rate of the London Inter-Bank Offered Rate (“LIBOR”) plus a margin or prime rate plus a margin.  Currently, the term loan is a LIBOR loan, and the margin is 1.75%, which is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries.  The effective interest rates as of March 31, 2008 and December 31, 2007 on the senior secured credit facility were 4.46% and 6.58%, respectively.

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

In conjunction with obtaining the senior secured credit facility and the amendment thereto, the Company incurred debt issuance costs of $6.5 million.  As of March 31, 2008, $4.7 million of capitalized debt issuance costs is included in other long-term assets compared to $5.2 million at December 31, 2007.

Certain subsidiaries of the Company have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s senior secured credit facility.  The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company.  Domestic subsidiaries of the Company as parties to the credit agreement have access to these net assets for operational purposes.  The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2008 is $289.0 million compared to $300.7 million at December 31, 2007.

NOTE 10:	COMMON SHARES

For the three months ended March 31, 2008, the Company issued 50,052 shares of common stock upon the exercise of outstanding stock options and shares issued pursuant to its employee stock purchase plan for net proceeds of $1.9 million.

NOTE 11:	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as a cash flow hedge.  The components of and changes in other comprehensive income (loss) are as follows:

(In US$ thousands)	Foreign Currency Translation Adjustments	Fair Value of Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2007	$15,156	$1,530	$16,686
Unrealized gain on derivative instrument, net of tax of $1,098	-	2,824	2,824
Foreign currency translation adjustment	(1,627)	-	(1,627)
Balance at March 31, 2008	$13,529	$4,354	$17,883

(In US$ thousands)	Three Months Ended March 31,
	2008	2007
Net income	$3,606	$6,267

Other comprehensive income:
Unrealized gain (loss) on derivative instrument, net of tax	2,824	(203)
Foreign currency translation adjustment	(1,627)	2,097
Total comprehensive income	$4,803	$8,161

NOTE 12:	BUSINESS SEGMENT INFORMATION

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

Orthofix Domestic
Orthofix Domestic (“Domestic”) consists of operations in the United States of Orthofix Inc., which designs, manufactures and distributes stimulation and orthopedic products.  Domestic uses both direct and distributor sales representatives to sell Spine and Orthopedic products to hospitals, doctors and other healthcare providers in the United States market.

Blackstone
Blackstone (“Blackstone”) consists of Blackstone Medical, Inc., based in Springfield, Massachusetts. Blackstone specializes in the design, development and marketing of spinal implant and related human cellular and tissue based products (“HCT/P products”, often referred to as Biologic products). Blackstone's operating loss includes amortization of acquired intangible assets and in the first quarter of 2007, it also includes inventory which has been stepped-up in value for the Blackstone acquisition. Blackstone distributes its products through a network of domestic and international distributors, sales representatives and affiliates.

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

Group Activities
Group Activities are comprised of the Parent’s and Orthofix Holdings’ operating expenses and identifiable assets.

The tables below present information by reportable segment for the three months ended March 31:

	External Sales		Intersegment Sales
(In US$ thousands)	2008	2007	2008	2007
Domestic	$44,127	$39,115	$1,621	$989
Blackstone	27,981	25,866	1,524	702
Breg	22,063	20,123	1,538	473
International	33,861	31,928	5,499	8,413
Total	$128,032	$117,032	$10,182	$10,577

Operating Income (Loss)	Three Months Ended March 31,
(In US$ thousands)	2008	2007
Domestic	$14,133	$12,726
Blackstone	(3,731)	(614)
Breg	4,371	1,557
International	4,488	6,077
Group Activities	(7,816)	(3,499)
Eliminations	146	(1,305)
Total	$11,591	$14,942

	Sales by Market Sector for the three month period ended March 31, 2008

(In US$ thousands)	Domestic	Blackstone	Breg	International	Total

Spine	$33,373	$27,981	$-	$1,104	$62,458
Orthopedics	10,754	-	-	19,034	29,788
Sports Medicine	-	-	22,063	1,252	23,315
Vascular	-	-	-	5,333	5,333
Other	-	-	-	7,138	7,138

Total	$44,127	$27,981	$22,063	$33,861	$128,032

	Sales by Market Sector for the three month period ended March 31, 2007

(In US$ thousands)	Domestic	Blackstone	Breg	International	Total

Spine	$29,604	$25,866	$-	$679	$56,149
Orthopedics	9,511	-	-	18,134	27,645
Sports Medicine	-	-	20,123	1,035	21,158
Vascular	-	-	-	4,921	4,921
Other	-	-	-	7,159	7,159

Total	$39,115	$25,866	$20,123	$31,928	$117,032

NOTE 13:	INCOME TAXES

The difference between the reported provision for income taxes and a provision computed by applying the statutory rates applicable to each subsidiary of the Company is primarily attributable to an unfavorable discrete tax item resulting from a taxable gain on the sale of the Company’s Pain Care® operations.  Further, the effective tax rate has been positively affected by the Company’s European restructuring in 2006 and a similar transaction in 2002, whereby certain intangible assets were sold between subsidiaries in order to optimize the Company’s supply chain.  Such assets were sold at estimates of fair value based upon valuations which remain subject to review by the local taxing authorities.  Further, the effective tax rate has been affected by the generation of un-utilizable net operating losses in various jurisdictions, and the Section 199 deduction related to income attributable to production activities occurring in the United States.

As of March 31, 2008, the Company’s gross unrecognized tax benefit was $1.7 million plus $0.5 million accrued for interest and penalties.  The entire $1.7 million of unrecognized tax benefit would affect the Company’s effective tax rate if recognized.  The Company believes it is reasonably possible that $1.0 million of its gross unrecognized tax benefit will decrease during the twelve months ending December 31, 2008 if certain statutes of limitations expire during 2008.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.   To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company is subject to tax examinations in all major taxing jurisdictions in which it operates.  The Company files a consolidated income tax return in the U.S. federal jurisdiction and numerous consolidated and separate income tax returns in many state and foreign jurisdictions. The following table summarizes these open tax years by major jurisdiction:

Open Tax Year
	Examination in	Examination not yet
Jurisdiction	Progress	Initiated

United States	2004-2006	2007

Various States	1996-2005	1996-2007

Brazil	N/A	2004-2007

Cyprus	N/A	2005-2007

France	N/A	2002-2007

Germany	2003-2005	2006-2007

Italy	N/A	2003-2007

Mexico	N/A	2000-2007

Netherlands	N/A	2004-2007

Puerto Rico	N/A	N/A

Seychelles	N/A	N/A

Switzerland	N/A	2004-2007

United Kingdom	N/A	2005-2007

NOTE 14:	EARNINGS PER SHARE

For the three months ended March 31, 2008 and 2007, there were no adjustments to net income for purposes of calculating basic and diluted net income per common share.  The following table is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations.

	Three Months Ended March 31,
	2008	2007

Weighted average common shares - basic	17,087,003	16,464,571
Effect of dilutive securities	174,169	461,686
Weighted average common shares – diluted	17,261,172	16,926,257

The Company did not include 260,668 and 10,500 options in the diluted shares outstanding calculation for the three months ended March 31, 2008 and 2007, respectively, because their inclusion would have been anti-dilutive.

NOTE 15:	DERIVATIVE INSTRUMENTS

In 2006, the Company entered into a cross-currency swap agreement to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.  The derivative instrument, a ten-year fully amortizable agreement with a notional amount of $63.0 million is scheduled to expire on December 30, 2016.  The instrument is designated as a cash flow hedge.  The amount outstanding under the agreement as of March 31, 2008 is $59.8 million.  Under the agreement, the Company pays Euro and receives U.S. dollars based on scheduled cash flows in the agreement.  The Company recognized the unrealized gain on the change in fair value of this swap arrangement of $2.8 million, net of tax, within other comprehensive income for the three months ended March 31, 2008.

NOTE 16:	FAIR VALUE MEASUREMENTS

As described in Note 3, “Recently Issued Accounting Standards,” the Company adopted SFAS No. 157 effective January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the   reporting entity to develop its own assumptions

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance March 31, 2008	Level 1	Level 2	Level 3
Cash Equivalents	$7,122	$7,122	$-	$-
Derivative Financial Instruments(1)
Cash Flow Hedges	$(8,485)	-	(8,485)	-

(1)  See Note 15, “Derivative Instruments”.

NOTE 17:	CONTINGENCIES

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

On or about January 7, 2008, the “Company received a federal grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts.  The subpoena seeks documents for the period January 1, 2000 through July 15, 2007 from the Company, including its subsidiaries.  The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with Department of Health and Human Services, Office of Inspector General’s investigation of such matters.  The Company is cooperating with the government’s request and is in the process of responding to the subpoena.  The Company is unable to predict what action, if any, might be taken in the future by governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on its consolidated financial position, results of operations, or cash flows.  It is the Company’s intention to submit a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any recoverable losses to the Company or Blackstone resulting from this matter.

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

On February 29, 2008, Blackstone received a Civil Investigative Demand (“CID”) from the Massachusetts Attorney General’s Office, Public Protection and Advocacy Bureau, Healthcare Division.  The Company believes that the CID seeks documents concerning Blackstone’s financial relationships with certain physicians and related matters for the period from March 2004 through the date of issuance of the CID.  The Company is cooperating with the government’s request and is in the process of responding to the CID.  It is the Company’s intention to submit a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any recoverable losses to the Company or Blackstone resulting from this matter.

By order entered on January 4, 2007, the United States District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  The complaint alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan.  On December 29, 2006, the U.S. Department of Justice filed a notice of non-intervention in the case.  Plaintiff subsequently amended the complaint to add the Company as a defendant.  On January 3, 2008, Dr. Chan pled guilty to one count of knowingly soliciting and receiving kickbacks from a medical device distributor in a criminal matter, in which neither the Company nor any of its business units or employees were defendants  In January 2008, Dr. Chan entered into a settlement agreement with the plaintiff and certain governmental entities in the civil qui tam action, and on February 21, 2008, a joint stipulation of dismissal of claims against Dr. Chan in the action was filed with the court, which removes him as a defendant in the action.  The Company believes Blackstone and the Company have meritorious defenses to the claims alleged and the Company intends to defend vigorously against this lawsuit.  On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to the Company or Blackstone resulting from this matter.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  The Company is unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to the Company from the escrow fund.

Between January 2007 and May 2007, Blackstone and Orthofix Inc. were named defendants, along with other medical device manufacturers, in three civil lawsuits alleging that Dr. Chan had performed unnecessary surgeries in three different instances.  In January 2008, the Company learned that Orthofix Inc. was named a defendant, along with other medical device manufacturers, in a fourth civil lawsuit alleging that Dr. Chan had performed unnecessary surgeries.  All four civil lawsuits have been served and are pending in the Circuit Court of White County, Arkansas.  The Company believes that the Company and its subsidiaries have meritorious defenses to the claims alleged and the Company and its subsidiaries intend to defend vigorously against these lawsuits.  On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to the Company or Blackstone resulting from one of these four civil lawsuits.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  The Company is unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to the Company from the escrow fund.

Of the total Blackstone purchase price, $50.0 million was placed into an escrow account.  As described in the Agreement and Plan of Merger, the Company can make claims for reimbursement from the escrow account for certain defined items relating to the acquisition for which the Company is indemnified.  As described in Note 16, the Company has certain contingencies arising from the acquisition that management expects will be reimbursable from the escrow account should the Company have to make a payment to a third party.  The Company records the claims against the escrow in an escrow receivable account which is included in other current assets on the consolidated balance sheets.  Because the Company believes that the settlement process of escrow claims is complex and all claims may not be reimbursed, management has recorded a reserve against the escrow receivable.  Further, management believes that the amount that it will be required to pay relating to the contingencies will not exceed the amount of the escrow account; however, there can be no assurance that the contingencies will not exceed the amount of the escrow account.

In addition to the foregoing, the Company has submitted claims for indemnification from the escrow fund established in connection with the Merger Agreement for losses that have or may result from certain claims against Blackstone alleging that plaintiffs and/or claimants were entitled to payments for Blackstone stock options not reflected in Blackstone's corporate ledger at the time of Blackstone's acquisition by the Company.  To date, the representative of the former shareholders of Blackstone has not objected to approximately $1.5 million in claims from the escrow fund, with certain claims remaining pending.

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

United Kingdom Payroll Taxes

In 2007, Intavent Orthofix Limited, the Company’s UK distribution subsidiary, received an inquiry from H.M. Revenue and Customs (HMRC) relating to the tax treatment of gains made by UK employees on the exercise of stock options.  The Company is in the process of formulating a response to HMRC.  Based on preliminary calculations, a provision of $0.5 million has been provided, of which the Company has paid $0.2 million.  The Company cannot predict the ultimate outcome of its discussions with HMRC.

Concentrations of credit risk

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three months ended March 31, 2008 compared to our results of operations for the three months ended March 31, 2007.  These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

General

We are a diversified orthopedic products company offering a broad line of surgical and non-surgical products for the Spine, Orthopedics, Sports Medicine and Vascular market sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are invasive and minimally invasive spinal implant products and related human cellular and tissue based products (“HCT/P products”), non-invasive bone growth stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction; and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include a device for enhancing venous circulation, cold therapy, bone cement and devices for removal of bone cement used to fix artificial implants and airway management products used in anesthesia applications.

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

Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends.  However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer.  Certain of the Breg® bracing products experience greater demand in the fall and winter corresponding with high school and college football schedules and winter sports.  In addition, we do not believe our operations will be significantly affected by inflation.  However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations.  Our objective is to limit the impact of such movements on earnings and cash flows.  In order to achieve this objective, we seek to balance non-dollar income and expenditures.  During the first three months of 2008, we have used derivative instruments to hedge certain foreign currency fluctuation exposures.  See Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

On September 22, 2006, we completed the acquisition of Blackstone Medical, Inc. (“Blackstone”), a privately held company specializing in the design, development and marketing of spinal implant and related human cellular and tissue based products (“HCT/P products”). The purchase price for the acquisition was $333.0 million, subject to certain closing adjustments, plus transaction costs and other accruals totaling approximately $12.6 million as of March 31, 2008. The acquisition and related costs were financed with $330.0 million of senior secured term debt and cash on hand.  Financing costs were approximately $6.5 million.

Effective with the acquisition of Blackstone, we manage our operations as four business segments: Domestic, Blackstone, Breg, and International.  Domestic consists of operations of our subsidiary Orthofix Inc.  Blackstone consists of Blackstone’s domestic operations and international distributors.  Breg consists of Breg Inc.’s domestic operations and international distributors.   International consists of operations which are located in the rest of the world as well as independent export distribution operations.  Group Activities are comprised of the operating expenses and identifiable assets of Orthofix International N.V. and its U.S. holding company, Orthofix Holdings, Inc.

Segment and Market Sector Revenues

The following tables display net sales by business segment and net sales by market sector.  We keep our books and records and account for net sales, costs of sales and expenses by business segment.  We provide net sales by market sector for information purposes only.

Business Segment:

	Three Months Ended March 31,
(In US$ thousands)	2008		2007
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Domestic	$44,127	35%	$39,115	33%
Blackstone	27,981	22%	25,866	23%
Breg	22,063	17%	20,123	17%
International	33,861	26%	31,928	27%
Total	$128,032	100%	$117,032	100%

Market Sector:

	Three Months Ended March 31,
(In US$ thousands)	2008		2007
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine	$62,458	49%	$56,149	48%
Orthopedics	29,788	23%	27,645	24%
Sports Medicine	23,315	18%	21,158	18%
Vascular	5,333	4%	4,921	4%
Other	7,138	6%	7,159	6%
Total	$128,032	100%	$117,032	100%

The following table presents certain items from our Condensed Consolidated Statements of Operations as a percent of total net sales for the periods indicated:

	Three Months Ended March 31,
	2008 (%)	2007 (%)

Net sales	100	100
Cost of sales	27	26
Gross profit	73	74
Operating expenses
Sales and marketing	39	38
General and administrative	17	14
Research and development	5	5
Amortization of intangible assets	4	4
Gain on sale of Pain Care® operations	(1)	-
Total operating income	9	13
Net income	3	5

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net sales increased 9% to $128.0 million for the first quarter of 2008 compared to $117.0 million for the first quarter of 2007.  The impact of foreign currency increased sales by $2.4 million during the first quarter of 2008 as compared to the first quarter of 2007.

Sales by Business Segment:

Net sales in Domestic increased to $44.1 million in the first quarter of 2008 compared to $39.1 million in the first quarter of 2007, an increase of 13%.  Domestic’s net sales represented 35% of total net sales during the first quarter of 2008 and 33% of total net sales for the first quarter of 2007. The increase in Domestic’s net sales was partially the result of a 13% increase in sales in our Spine market sector, which was mainly driven by the increase in sales of our Spinal-Stim® and Cervical-Stim® products.  The increase in Domestic’s net sales can also be attributed to the 13% increase in our Orthopedic market sector as sales of our internal fixation products including our eight-Plate Guided Growth System® increased 29%, and sales of our Physio-Stim products increased 9% when compared to the first quarter of 2007.  These increases were partially offset by a 9% decrease in sales of external fixation products when compared to the same period in the prior year.

Domestic Sales by Market Sector:

	Net Sales for the Three Months Ended March 31,
(In US$ thousands)	2008	2007	Growth

Spine	$33,373	$29,604	13%
Orthopedics	10,754	9,511	13%

Total	$44,127	$39,115	13%

Net sales in Blackstone increased to $28.0 million in the first quarter of 2008 compared to $25.9 million in the first quarter of 2007, an increase of 8%.  Blackstone’s net sales represented 22% of total net sales during the first quarter of 2008 and 23% during the first quarter of 2007.  The increase in Blackstone’s net sales can be mainly attributed to an increase in the sales of our human cellular and tissue based products (“HCT/P products”, often referred to as Biologic products).  All of Blackstone’s sales are recorded in our Spine market sector.

Net sales in Breg increased $1.9 million to $22.1 million in the first quarter of 2008 compared to $20.1 million for the first quarter of 2007, an increase of 10%.  Breg’s net sales represented 17% of total net sales during the first quarters of both 2008 and 2007.  The increase in Breg’s net sales was primarily due to an increase in the sales of our Breg® bracing products which increased 16% from the first quarter of 2007, primarily as a result of the sales of our Fusion XT™ products.  Further, sales of our cold therapy products increased 12% when compared to the same period in the prior year.  These increases were partially offset by a 33% decrease in sales of our pain therapy products as a result of the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008.  All of Breg’s sales are recorded in our Sports Medicine market sector.

Net sales in International increased 6% to $33.9 million in the first quarter of 2008 compared to $31.9 million in the first quarter of 2007.  International’s net sales represented 26% and 27% of our total net sales in the first quarter of 2008 and the first quarter of 2007, respectively. The impact of foreign currency increased International net sales by 9.1% or $2.3 million, during the first quarter of 2008 as compared to the first quarter of 2007.  In addition, International net sales in the first quarter of 2008 were positively impacted by a 63% increase in our Spine products mainly as a result of the sales of Blackstone products within International, which increased from the comparable period in the prior year.  The sales of our Orthopedic products increased by 5% as compared to the first quarter of 2007 primarily as a result of the sales of our internal fixation products including the eight-Plate Guided Growth System®, which increased 11%, as well as increased sales of our OSCAR and Physio-Stim® products.  Further, sales of Breg products within International, included in the Sports Medicine sector, increased $0.2 million or 21% when compared to first quarter of 2007.  International sales in our Vascular sector, which consists of the A-V Impulse System®, also increased $0.4 million or 8% from the first quarter of 2007, while sales in our Other sector, which includes the Laryngeal Mask, remained constant at approximately $7.2 million.

International Sales by Market Sector:

	Net Sales for the Three Months Ended March 31,
(In US$ thousands)	2008	2007	Growth

Spine	$1,104	$679	63%
Orthopedics	19,034	18,134	5%
Sports Medicine	1,252	1,035	21%
Vascular	5,333	4,921	8%
Other	7,138	7,159	-

Total	$33,861	$31,928	6%

Sales by Market Sector:

Sales of our Spine products increased 11% to $62.5 million in the first quarter of 2008 compared to $56.1 million in the first quarter of 2007.  The increase of $6.4 million is primarily due to increased sales of Blackstone products as well as sales growth of spinal stimulation products in the United States including  the Cervical-Stim®. Spine product sales were 49% and 48% of our total net sales in the first quarter of 2008 and 2007, respectively.

Sales of our Orthopedic products increased 8% to $29.8 million in the first quarter of 2008 compared to $27.6 million in the first quarter of 2007.  The increase of $2.2 million can be mainly attributed to a 16% increase in sales of our internal fixation devices including the eight-Plate Guided Growth System®.  Further, the 11% increase in sales of our Physio-Stim® products also contributed to the increase in our Orthopedic sales.  Offsetting these increases, our external fixation product sales decreased by $0.5 million, or 4%, from the first quarter of 2007.  Orthopedic product sales were 23% and 24% of our total net sales in the first quarter of 2008 and 2007, respectively.

Sales of our Sports Medicine products increased 10% to $23.3 million in the first quarter of 2008 compared to $21.2 million in the first quarter of 2007.  As discussed above, the increase of $2.1 million is primarily due to sales of our Breg® bracing products as well as our cold therapy products, offset by a decrease in our pain therapy products, which can be mainly attributed to the sale of operations relating to our Pain Care® line in March 2008.  Sports Medicine product sales were 18% of our total net sales in both the first quarter of 2008 and 2007.

Sales of our Vascular products, which consist of our A-V Impulse System®, increased 8% to $5.3 million in the first quarter of 2008 compared to $4.9 million in the first quarter of 2007.  Vascular product sales were 4% of our total net sales in both the first quarter of 2008 and 2007.

Sales of our Other products, which include the sales of our Laryngeal Mask as well as our Woman’s Care line, remained flat at approximately $7.2 million in the first quarter of 2008 as compared to the first quarter of 2007.   Other product sales were 6% of our total net sales in both the first quarter of 2008 and 2007.

Gross Profit - Our gross profit increased 9% to $93.8 million in the first quarter of 2008, from $86.2 million in the first quarter of 2007.  The improvement in gross profit can be primarily attributed to increased sales, as discussed above, as well as stronger margins as a result of a favorable product mix. Sales of our spinal stimulation products, which are our higher margin products, were up 13% from the same period in the prior year.  These increased margins were only slightly offset by a decline in the margins of Blackstone’s products mainly due to the impact of a changing sales mix with a higher percentage of overall sales coming from lower profit Blackstone international distributors and Blackstone domestic sales of HCT/P products.  Further, during the first quarter of 2007, we recorded a charge of $0.9 million for amortization of the step-up in inventory associated with the Blackstone acquisition.  Since the step-up in the Blackstone inventory from purchase accounting was fully amortized during 2007, no such amortization was recorded during the first quarter of 2008.  Gross profit as a percent of net sales in the first quarter of 2008 was 73.3% compared to 73.7% in the first quarter of 2007.

Sales and Marketing Expense - Sales and marketing expense, which includes commissions, royalties and the bad debt provision, increased $5.6 million, or 13%, to $50.2 million in the first quarter of 2008 compared to $44.6 million in the first quarter of 2007.  This increase, which can be partly attributed to increased expense in order to support increased sales activity, was also due to an increase in commissions related to the completed exploration of the potential divestiture of our orthopedic fixation business.  Offsetting these increases, SFAS 123(R) expense decreased $0.4 million from the comparable period in the prior year.  As a percent of sales, sales and marketing expense was 39.2% in the first quarter of 2008 compared to 38.1% in the first quarter of 2007.

General and Administrative Expense – General and administrative expense increased $6.3 million, or 39%, in the first quarter of 2008 to $22.2 million compared to $15.9 million in the first quarter of 2007.  The increase was primarily attributable to a charge of $3.6 million in the first quarter of 2008 related to the completed exploration of the potential divestiture of our orthopedic fixation business, as well as increased audit fees and headcount, especially at our Brazilian and Blackstone subsidiaries.  General and administrative expense as a percent of sales was 17.3% in the first quarter of 2008 compared to 13.6% in the first quarter of 2007.

Research and Development Expense - Research and development expense increased $0.1 million in the first quarter of 2008 to $6.4 million compared to $6.3 million in the first quarter of 2007.  This increase was partially offset by a decrease in SFAS 123(R) expense of $0.1 million from the comparable period in the prior year.  As a percent of sales, research and development expense decreased to 5.0% in the first quarter of 2008 compared to 5.4% in the first quarter of 2007.

Amortization of Intangible Assets – Amortization of intangible assets increased $0.6 million, or 13%, in the first quarter of 2008 to $5.0 million compared to $4.5 million in the first quarter of 2007.  This increase can be primarily attributed to an increase in the rate of amortization at Blackstone associated with definite-lived intangible assets obtained in the Blackstone acquisition in September 2006.

Gain on Sale of Pain Care® Operations – Gain on sale of Pain Care® operations was $1.6 million in the first quarter of 2008 and represented the gain on the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008.  No such gain was recorded in the first quarter of 2007.

Interest Income (Expense), net – Interest expense, net was $5.4 million for the first quarter of 2008 compared to $5.7 million for the first quarter of 2007.  Interest expense for the first quarters of 2008 and 2007 included interest expense of $4.9 million and $5.6 million, respectively, related to the senior secured term loan used to finance the Blackstone acquisition.  This decrease can be mainly attributed to less principal as well as a lower interest rate from the comparable period in the prior year.

Other, net – Other, net was income of $0.5 million for the first quarter of 2008 compared to expense of $0.6 million for the first quarter of 2007.  The increase can be mainly attributed to the effect of foreign exchange.

Income Tax Expense – Our estimated worldwide effective tax rates were 46% and 28% during the first quarters of 2008 and 2007, respectively.  The effective tax rate for the first quarter of 2008 included an unfavorable discrete item resulting from the sale of operations related to our Pain Care® operations. Excluding this discrete item, our effective rate was 33%.  The effective tax rate for the first quarter of 2008 was also negatively affected by the expiration of a U.K. tax planning strategy and the generation of unutilizable net operating losses in various jurisdictions.

Net Income – Net income for the first quarter of 2008 was $3.6 million, or $0.21 per basic and diluted share, compared to net income of $6.3 million, or $0.38 per basic share and $0.37 per diluted share, for the first quarter of 2007.  The weighted average number of basic common shares outstanding was 17,087,003 and 16,464,571 during the first quarters of 2008 and 2007, respectively.  The weighted average number of diluted common shares outstanding was 17,261,172 and 16,926,257 during the first quarters of 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2008 were $45.0 million, of which $18.2 million was subject to certain restrictions under the senior secured credit agreement described below.  This compares to cash and cash equivalents of $41.5 million at December 31, 2007, of which $16.5 million was restricted.

Net cash provided by operating activities was $0.9 million for the first three months of 2008 compared to $1.6 million for the first three months of 2007.  Net cash provided by operating activities is comprised of net income, non-cash items (including share-based compensation and non-cash purchase accounting items from the Blackstone and Breg acquisitions) and changes in working capital, including changes in restricted cash.  Net income decreased $2.7 million to $3.6 million for the first three months of 2008 from net income of $6.3 million for the comparable period in the prior year.  Non-cash items for the first quarter of 2008 decreased $0.5 million from the first three months of 2007 primarily as a result of the non-cash effect of an increase in deferred taxes which was partially offset by the gain on the sale of the operations related to the Breg Pain Care® line. Working capital accounts consumed $10.0 million of cash in the first three months of 2008 compared to $12.4 million in the same period in 2007.  The principal uses of cash for working capital can be mainly attributable to increases in accounts receivable and inventory to support additional sales and certain operational initiatives which were partially offset by a decrease in prepaid expenses and other current assets.  Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 82 days at March 31, 2008 compared to 84 days at March 31, 2007 and inventory turns of 1.3 times at March 31, 2008 compared to 1.6 times at March 31, 2007. The lower inventory turns and resultant higher inventory reflect inventory investment to support Blackstone sales and support for new internal fixation products.

Net cash provided by investing activities was $1.9 million during the first three months of 2008 compared to $5.6 million used in investing activities during the first three months of 2007.  During the first quarter of 2008, we sold the operations of our Pain Care® line of ambulatory infusion pumps for net proceeds of $6.0 million.  We also invested $4.1 million in capital expenditures. During the first three months of 2007, we invested $4.6 million in capital expenditures of which $2.1 million were related to Blackstone.  We also invested $1.0 million in subsidiaries and affiliates which was a result of adjustments in purchase accounting related to Blackstone and a purchase of a minority interest in our subsidiary in Mexico.

Net cash used in financing activities was $1.2 million in the first quarter of 2008 compared to $0.2 million in the first quarter of 2007.  During the first three months of 2008, we repaid approximately $4.5 million against the principal on our senior secured term loan and borrowed $1.4 million to support working capital in our Italian subsidiary.  In addition, we received proceeds of $1.9 million from the issuance of 50,052 shares of our common stock upon the exercise of stock options and $0.1 million of related tax benefit.  During the first three months of 2007, we repaid $4.8 million against the principal on our senior secured term loan and borrowed $2.6 million to support working capital in our Italian subsidiary.  In addition, we received proceeds of $1.6 million from the issuance of 55,203 shares of our common stock upon the exercise of stock options and $0.4 million of related tax benefit.

On September 22, 2006 our wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million, the proceeds of which, together with cash balances were used for payment of the purchase price of Blackstone; and (2) a six-year revolving credit facility of $45.0 million.  As of March 31, 2008 we had no amounts outstanding under the revolving credit facility and $293.2 million outstanding under the term loan facility.  Obligations under the senior secured credit facility have a floating interest rate of the London Inter-Bank Offered Rate (“LIBOR”) plus a margin or prime rate plus a margin.  Currently, the term loan is a LIBOR loan, and the margin is 1.75%, which is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries.  Our effective interest rate as of March 31, 2008 on our senior secured credit facility was 4.46%.

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

At March 31, 2008, we had outstanding borrowings of $10.8 million and unused available lines of credit of approximately 0.4 million Euro ($0.7 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

We continue to search for viable acquisition candidates that would expand our global presence as well as add additional products appropriate for current distribution channels.  An acquisition of another company or product line by us could result in our incurrence of additional debt and contingent liabilities.

We believe that current cash balances together with projected cash flows from operating activities, the available revolving credit facility and available Italian line of credit, the exercise of stock options, and our remaining available debt capacity are sufficient to cover anticipated working capital and capital expenditure needs including research and development costs over the near term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations.  Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations, and the cost of financing and yields on cash and short-term investments.  We use derivative financial instruments, where appropriate, to manage these risks.   However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes.  As of March 31, 2008, we had a currency swap in place to minimize foreign currency exchange risk related to a 42.6 million Euro intercompany note foreign currency exposure.

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

As of March 31, 2008, we had $293.2 million of variable rate term debt represented by borrowings under our senior secured term loan at a floating interest rate of LIBOR plus a margin or the prime rate plus a margin, currently LIBOR plus 1.75%, which is adjusted quarterly based upon the leverage ratio of the Company and its subsidiaries.  The effective interest rate as of March 31, 2008 on the senior secured term loan was 4.46%.  Based on the balance outstanding under the senior secured term loan as of March 31, 2008, an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause an increase or decrease in interest expense of approximately $2.9 million on an annual basis.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real.  We face cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars.  We face transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency.  As of March 31, 2008, we had an uncovered intercompany receivable denominated in Euro for approximately $11.4 million.  We recorded a foreign currency gain during the first quarter of 2008 of $0.2 million which resulted from the strengthening of the Euro against the U.S. dollar during the period.

We also face currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period.  The U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted during the first quarters of 2008 and 2007 by foreign currency exchange rate fluctuations with the weakening of the U.S dollar against the local foreign currency during these periods.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during these periods.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

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

Changes in Internal Control over Financial Reporting

In April 2008, we implemented a financial performance management software system (the “system”) for consolidating and analyzing results for Orthofix International N.V.  The system, developed by COGNOS, is expected to improve and enhance internal controls over financial reporting.  This system materially changes how financial results are prepared.  However, the implementation has not had a material adverse effect on our internal control over financial reporting and is not expected to have a material adverse effect in the future.

Except for the processes, systems, and controls relating to the conversion to the system mentioned above, there have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about July 23, 2007, Blackstone received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes.  The subpoena seeks documents for the period January 1, 2000 through July 31, 2006 which is prior to Blackstone’s acquisition by the Company.  We believe that the subpoena concerns the compensation of physician consultants and related matters.  Blackstone is cooperating with the government’s request and is in the process of responding to the subpoena.  We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.  On September 17, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to us resulting from this matter.  We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  We are unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to us from the escrow fund.

On or about January 7, 2008, the Company received a federal grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts.  The subpoena seeks documents for the period January 1, 2000 through July 15, 2007 from us.  We believe that the subpoena concerns the compensation of physician consultants and related matters, and further believe that it is associated with Department of Health and Human Services, Office of Inspector General’s investigation of such matters.  We are cooperating with the government’s request and are in the process of responding to the subpoena.  We are unable to predict what action, if any, might be taken in the future by governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.  It is our intention to submit a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any recoverable losses to us or Blackstone resulting from this matter.

On or about September 27, 2007, Blackstone received a federal grand jury subpoena issued by the United States Attorney’s Office for the District of Nevada (“USAO-Nevada”). The subpoena seeks documents for the period from January 1999 to the present. We believe that the subpoena concerns payments or gifts made by Blackstone to certain physicians. Blackstone is cooperating with the government’s request and is in the process of responding to the subpoena.  We are unable to predict what action, if any, might be taken in the future by the USAO-Nevada or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.  It is our intention to submit a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any recoverable losses to us or Blackstone resulting from this matter.

On February 29, 2008, Blackstone received a Civil Investigative Demand (“CID”) from the Massachusetts Attorney General’s Office, Public Protection and Advocacy Bureau, Healthcare Division.  We believe that the CID seeks documents concerning Blackstone’s financial relationships with certain physicians and related matters for the period from March 2004 through the date of issuance of the CID.  We are cooperating with the government’s request and are in the process of responding to the CID.  It is our intention to submit a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any recoverable losses to us or Blackstone resulting from this matter.

By order entered on January 4, 2007, the United States District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  The complaint alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan.  On December 29, 2006, the U.S. Department of Justice filed a notice of non-intervention in the case.  Plaintiff subsequently amended the complaint to add Orthofix International N.V. as a defendant.  On January 3, 2008, Dr. Chan pled guilty to one count of knowingly soliciting and receiving kickbacks from a medical device distributor in a criminal matter in which neither the Company nor any of its business units or employees were defendants.  In January 2008, Dr. Chan entered into a settlement agreement with the plaintiff and certain governmental entities in the civil qui tam action, and on February 21, 2008, a joint stipulation of dismissal of claims against Dr. Chan in the action was filed with the court, which removes him as a defendant in the action.  We believe that we have meritorious defenses to the claims alleged and we intend to defend vigorously against this lawsuit.  On September 17, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to us resulting from this matter.  We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  We are unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to us from the escrow fund.

Between January 2007 and May 2007, Blackstone and Orthofix Inc. were named defendants, along with other medical device manufacturers, in three civil lawsuits alleging that Dr. Chan had performed unnecessary surgeries in three different instances.  In January 2008, we learned that Orthofix Inc. was named a defendant, along with other medical device manufacturers, in a fourth civil lawsuit alleging that Dr. Chan had performed unnecessary surgeries.  All four civil lawsuits have been served and are pending in the Circuit Court of White County, Arkansas.  We believe that we have meritorious defenses to the claims alleged and we intends to defend vigorously against these lawsuits.  On September 17, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the Merger Agreement for any losses to us resulting from one of these four civil lawsuits.  We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Merger Agreement.  We are unable to predict the outcome of the escrow claim or to estimate the amount, if any, that may ultimately be returned to us from the escrow fund.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

10.2
Orthofix International N.V. Staff Share Option Plan, as amended through April 22, 2003 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

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

10.8
Amended and Restated Employment Agreement, dated as of December 7 2007, between Orthofix Inc. and Thomas Hein (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

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

10.15
Amended and Restated Employment Agreement, dated December 6, 2007, between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.16
Amended and Restated Employment Agreement, dated December  6, 2007, between Orthofix Inc. and Raymond C. Kolls (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.17
Amended and Restated Employment Agreement, dated December 6, 2007, between Orthofix Inc. and Michael M. Finegan. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

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

10.22
Amended and Restated Employment Agreement dated December 6, 2007 between Orthofix Inc. and Timothy M. Adams (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.23
Letter Agreement between Orthofix International N.V. and Bradley R. Mason dated November 20, 2007 (filed as an exhibit to the Company’s current report on Form 8-K filed November 21, 2007 and incorporated herein by reference).

10.24
Amended and Restated Performance Accelerated Stock Option Agreement between Orthofix International N.V. and Bradley R. Mason dated November 20, 2007 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.25
Nonqualified Stock Option Agreement between Timothy M. Adams and Orthofix International N.V. dated November 19, 2007 (filed as an exhibit to the Company’s current report on Form 8-K filed November 21, 2007 and incorporated herein by reference).

10.26
Letter Agreement between Orthofix Inc. and Thomas Hein dated December 6, 2007 (filed as an exhibit to the Company’s current report on Form 8-K filed December 11, 2007 and incorporated herein by reference).

10.27
First Amendment to Orthofix Inc. Employee Stock Purchase Plan, dated as of December 11, 2007 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.28
Employment Agreement between Orthofix Inc. and Oliver Burckhardt, dated as of December 11, 2007 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.29
Employment Agreement between Orthofix Inc. and Scott Dodson, dated as of December 10, 2007 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.30
Employment Agreement between Orthofix Inc. and Michael Simpson, dated as of December 6, 2007 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.31	Description of Director Fee Policy (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

10.32	Summary of Orthofix International N.V. Annual Incentive Program (filed as an exhibit to the Company’s current report on Form 8-K filed April 11, 2008, and incorporated herein by reference).

10.33*	Employment Agreement between Orthofix Inc. and Thomas Hein dated as of April 11, 2008.

10.34*	Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan, dated April 11, 2008, between Orthofix International N.V. and Thomas Hein.

10.35*	Summary of Consulting Arrangement between Orthofix International N.V. and Peter Hewett.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Date: May 7, 2008	By:	/s/ Alan W. Milinazzo
Name: Alan W. Milinazzo
Title: Chief Executive Officer and President

Date: May 7, 2008	By:	/s/ Thomas Hein
Name: Thomas Hein
Title: Chief Financial Officer