Form 10-K/A
period 2008-12-31
ORTHOFIX INTERNATIONAL N V
filed 2009-04-30
CIK 884624

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

As of April 27, 2009, 17,103,142 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

On March 12, 2009, Orthofix International N.V. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) with the Securities and Exchange Commission.  Orthofix is filing this Form 10-K/A to amend Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K.  In addition, the cover page and the list of exhibits in Part IV, Item 15 of the Form 10-K have been updated and amended.

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

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about the persons who serve as our directors and executive officers.

Name	Age	Position
James F. Gero	64	Chairman of the Board of Directors
Alan W. Milinazzo	49	Chief Executive Officer, President and Director
Robert S. Vaters	49	Executive Vice President and Chief Financial Officer
Bradley R. Mason	55	Group President, North America and President, Blackstone Medical, Inc.
Michael Simpson	47	President, Orthopedics North America
Raymond C. Kolls	46	Senior Vice President, General Counsel and Corporate Secretary
Michael M. Finegan	45	Vice President, Corporate Development, and President, Biologics
Brad Lee	43	President, BREG, Orthofix Sports Medicine
Luigi Ferrari	41	President, Orthofix International Orthopedic Fixation
Jerry C. Benjamin (2) (3)	68	Vice Chairman of the Board of Directors
Charles W. Federico	60	Director
Peter J. Hewett	73	Director
Guy Jordan (1) (3)	60	Director
Thomas J. Kester (1) (2)	62	Director
Maria Sainz (1)	43	Director
Walter von Wartburg (1)	69	Director
Kenneth R. Weisshaar (2) (3)	58	Director
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

Alan W. Milinazzo.  Mr. Milinazzo joined Orthofix International N.V. in 2005 as Chief Operating Officer and succeeded to the position of Chief Executive Officer effective as of April 1, 2006.  He has also served as a director since December 2006.  From 2002 to 2005, Mr. Milinazzo was Vice President of Medtronic, Inc.’s Vascular business as well as Vice President and General Manager of Medtronic’s Coronary and Peripheral businesses.  Prior to his time with Medtronic, Mr. Milinazzo spent 12 years as an executive with Boston Scientific Corporation in numerous roles, including Vice President of Marketing for SCIMED Europe.  Mr. Milinazzo brings more than two and a half decades of experience in the management and marketing of medical device businesses, including positions with Aspect Medical Systems and American Hospital Supply.  He earned a bachelor’s degree, cum laude, at Boston College in 1981.

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

Jerry C. Benjamin.  Mr. Benjamin was appointed Vice Chairman of the Board of Directors in March 2009 and has been a non-executive Director of Orthofix International N.V. since March 1992.  He has been a General Partner of Advent Venture Partners, a venture capital management firm in London, since 1985.  Mr. Benjamin is a director of Micromet, Inc., IVAX Diagnostics, Inc. and a number of private health care companies.

Charles W. Federico.  Mr. Federico has been a Director of Orthofix International N.V. since October 1996, President and Chief Executive Officer of Orthofix International N.V. from January 1, 2001 until April 1, 2006 and President of Orthofix Inc. from October 1996 to January 1, 2001.   From 1985 to 1996 Mr. Federico was the President of Smith & Nephew Endoscopy (formerly Dyonics, Inc.).  From 1981 to 1985, Mr. Federico served as Vice President of Dyonics, initially as Director of Marketing and subsequently as General Manager.  Previously, he held management and marketing positions with General Foods Corporation, Puritan Bennett Corporation and LSE Corporation.  Mr. Federico is a director of SRI/Surgical Express, Inc., BioMimetic Therapeutics, Inc., MAKO Surgical Corp and Power Medical Interventions, Inc.

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

Peter J. Hewett.  Mr. Hewett has been a non-executive Director of Orthofix International N.V. since March 1992.  He served as Deputy Chairman of the Board of Directors from 2005 until March 2009.  He was the Deputy Group Chairman of Orthofix International N.V. between March 1998 and December 2000.  Previously, Mr. Hewett served as the Managing Director of Caradon Plc, Chairman of the Engineering Division, Chairman and President of Caradon Inc., Caradon Plc’s U.S. subsidiary and a member of the Board of Directors of Caradon Plc of England.  In addition, he was responsible for Caradon Plc’s worldwide human resources function, and the development of its acquisition opportunities.

Thomas J. Kester, CPA.  Mr. Kester became a non-executive Director of Orthofix International N.V. in August 2004.  Mr. Kester retired after 28 years, 18 as an audit partner, from KPMG LLP in 2002.  While at KPMG, he served as the lead audit engagement partner for both public and private companies.  During his tenure at KPMG, he served four years on KPMG’s National Continuous Improvement Committee, as well as time as a firm instructor.  At the time of his retirement, he was the managing partner of the firm’s South Carolina practice.  Mr. Kester earned a Bachelor of Science in mechanical engineering from Cornell University and an MBA from Harvard University.

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

Guy J. Jordan, Ph.D.  Dr. Jordan became a non-executive Director of Orthofix International N.V. in December 2004.  Most recently, from 1996 to 2002, Dr. Jordan served as a Group President at CR Bard, Inc., a medical device company, where he had strategic and operating responsibilities for Bard’s global oncology business and functional responsibility for all of Bard’s research and development.  Dr. Jordan earned a Ph.D. in organic chemistry from Georgetown University as well as an MBA from Fairleigh Dickinson University.  He also currently serves on the boards of private health care companies EndoGastric Solutions, Inc., VasoNova, Inc., and Catheter Connections, Inc.

Maria Sainz.   Ms. Sainz became a non-executive Director of Orthofix International N.V. in June 2008. In April 2008, she became President and Chief Executive Officer of Concentric Medical, Inc., a company developing and commercializing devices to perform mechanical clot removal post-stroke. From 2003 to 2006, she was the President of the Cardiac Surgery division of Guidant Corporation.  After Boston Scientific acquired Guidant, Ms. Sainz led the integration process for both the Cardiac Surgery and European Cardiac Rhythm Management business of Guidant into Boston Scientific.  Between 2001 and 2003, Ms. Sainz was the Vice President of Global Marketing — Vascular Intervention of Guidant.  Ms. Sainz earned a Bachelor and Masters of Arts from the Universidad Complutense de Madrid and a Masters Degree in International Management from American Graduate School of International Management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and holders of more than 10% of our common stock (collectively, the “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such persons are required by regulations of the SEC to furnish us with copies of all such filings.  Based on our review of these reports from the Reporting Persons, we believe that during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with, except that one Form 3 for each of Messrs. Luigi Ferrari and Michael Simpson, and one Form 4 with respect to one transaction each for each of Messrs. Oliver Burckhardt (a former Orthofix executive officer), Luigi Ferrari and Michael Finegan were filed late.

Item 11.  Executive Compensation

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board consists of four members: Thomas J. Kester, Guy J. Jordan, Maria Sainz and Walter P. von Wartburg.  All members served during the entire 2008 calendar year, except for Ms. Sainz, who joined the committee on August 19, 2008 after her election to the Board at the 2008 annual general meeting of shareholders.  All members satisfy the independent director standards as defined by current Nasdaq rules and are “outside directors” for purpose of Rule 162(m) of the Internal Revenue Code, and are “non-employee directors” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.  No interlocking relationship, as defined in the Securities Exchange Act of 1934, as amended, exists between the Board or Compensation Committee and the board of directors or compensation committee of any other entity.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the members of management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee

Thomas J. Kester, Chairman
Dr. Guy J. Jordan
Maria Sainz
Dr. Walter P. von Wartburg

Compensation Discussion and Analysis

Overview

Our Compensation Committee, or the Committee, discharges the responsibilities of the Board relating to all compensation of the Company’s executive officers, including equity-based compensation.  The Committee is responsible for establishing and evaluating compensation policies and determining, approving and evaluating employee compensation, including the total compensation packages for our executive officers and other key employees and compensation under the Company’s equity incentive plans and other Company compensation policies and programs.  The Committee specifically considers and approves the compensation for the Chief Executive Officer and other named executive officers.  It is also responsible for making recommendations to the Board regarding the compensation of directors.  The Committee relies on some senior executive officers to make recommendations on certain aspects of compensation as discussed below.  The Committee acts under a written charter adopted by the Board.  The Committee reviews its charter annually and recommends any changes to the Board.  The Committee last amended its charter in December 2008.  The charter is available on our website at www.orthofix.com.  From January 1, 2008 to August 19, 2008, the Committee consisted of Mr. Kester, Dr. Jordan and Dr. von Wartburg.  Since August 19, 2008, Ms. Sainz has also served on the Committee.  During 2008, each member of the Committee was an independent, non-employee, non-affiliated, outside director while he served on the Committee.  Mr. Kester serves as Chairman of the Committee.  The Committee furnished its report provided above.

Throughout this Form 10-K/A, all individuals who have served as our principal executive officer (“Chief Executive Officer”) or our principal financial officer (“Chief Financial Officer”) during the last completed fiscal year, together with our three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (in addition to persons who served as Chief Executive Officer or Chief Financial Officer during the year), as well as Mr. Burckhardt (who left the Company in 2008 but would have met the foregoing compensation threshold had he still been employed by the Company at December 31, 2008), are referred collectively as the “named executive officers.”

Role of Executive Officers

At the Committee’s request, from time to time certain of our senior management presents compensation-related initiatives to the Committee.  For instance, while the Committee approves all elements of compensation for executive officers, the Committee requests on an annual basis that the Chief Financial Officer aid the Committee in fulfilling its duties by facilitating the gathering of information relating to potential bonus guidelines and goals under our annual incentive program as well as possible stock option or restricted stock grants.  The Chief Financial Officer’s recommendations are prepared in accordance with the market-based compensation guidelines developed by the Committee’s outside compensation consultant, Towers Perrin, and approved by the Committee.  This information is presented to the Chief Executive Officer, who considers the information (other than with respect to his compensation) and makes separate recommendations to the Committee with respect to salary and any increases in salary for the named executive officers.  The Committee then reviews the recommendations.  The Chief Executive Officer is also actively involved in compensation discussions with respect to other executive officers.   The Chief Executive Officer and Chief Financial Officer attend meetings of the Committee in such roles from time to time.  In addition, Raymond C. Kolls regularly attends meetings of the Committee in his role as Secretary to the Committee and, when requested by the Committee, as General Counsel.  To the extent required or advisable, these executive officers are excluded from any Committee discussions or votes regarding their compensation.

Compensation Consultant

The Committee has the authority under its charter to retain, at the Company’s expense, outside compensation consultants to assist in evaluating compensation.  The Committee also has the authority to terminate those engagements.  In accordance with this authority and to aid the Committee in fulfilling its duties, the Committee has engaged Towers Perrin since 2004 as its outside compensation consultant.

In its role as compensation consultant, Towers Perrin has worked with the Committee to develop our executive and director compensation philosophy, and Towers Perrin periodically conducts reviews and updates of our executive officer and director compensation programs and long-term incentive practices at the request of the Committee.  For instance, at the Committee’s request, in 2006 and again in 2008, Towers Perrin conducted an assessment of our top five executive compensation levels as compared to the competitive market to determine whether they remain consistent with our compensation philosophy discussed below.  In connection with this assessment, each time, Towers Perrin made comparisons to our then-current peer group and considered the compensation, rights and benefits of executive officers of those peer group companies based upon publicly-available disclosure regarding the compensation arrangements at those companies.  Towers Perrin also compared our long-term incentive grant guidelines for all equity-eligible employees and directors to the competitive market to enable the Committee to determine if current equity grant levels are aligned with our compensation philosophy.  As part of this process and at the request of the Committee, Towers Perrin also conducted a competitive market analysis of outside director pay practices and levels such that the Committee could determine if our current outside director compensation program was aligned with the competitive market.

In order to perform their tasks as requested by the Committee, certain of our senior management has shared access to much of the information compiled and provided to the Committee by the consultant.  In addition, the Company's management engages Towers Perrin on an ad hoc limited basis, and with the Committee’s permission, in connection with certain human capital-related projects.  In 2007, 2008 and 2009, the Committee engaged Towers Perrin to assist it with conducting an analysis of the impact of certain amendments to the 2004 LTIP.  In addition, Towers Perrin was also retained in 2008 by the Compensation Committee to provide decision quality data related to the Committee’s review and realignment of Orthofix’s compensation peer group and develop competitive compensation data for the top two tiers of management at Orthofix utilizing this peer group such that the Committee could make compensation related-decisions regarding Orthofix’s named executive officers.  Towers Perrin was also retained by the Committee to develop specific retention model alternatives and recommendations and prepare communication materials to send to the Company’s employees regarding its initial grants of restricted stock under the 2004 LTIP.

Executive Compensation Philosophy

The Committee guides itself in large part by our executive compensation philosophy.  This philosophy reflects a “pay-for-performance” outlook in consideration of our growth (whether internal or as a result of acquisitions) and our objectives of attracting, retaining and motivating executive officers and other key employees while increasing shareholder value.  We must attract the right mix of executive officers, including from businesses larger than ours, for us to grow successfully.  At the same time, we must retain employees in order to motivate them to help us achieve our goals, especially as we grow.  Finally, we must consider all these elements in the context of our ultimate objective of enhancing the value of the Company for our shareholders.

Under this philosophy, the Committee’s goal is to fairly compensate executive officers with an emphasis on providing incentives that balance the promotion of both our short- and long-term objectives.  As described in more detail below, achievement of short-term objectives is rewarded through base salary and cash bonuses, while grants of stock options encourage executive officers to focus on our long-term goals.  The Committee may choose to materially increase or decrease compensation based on performance and the achievement of the above objectives.  While we have grown in the last few years, these core components remain the basis for our executive compensation philosophy as we continue to grow.

Benchmarking

Decisions related to executive compensation program design and pay levels are informed, in part, by the practices and pay levels of comparable peer organizations.  In early 2008, the Committee engaged Towers Perrin to conduct an executive compensation analysis that provided summarized data on market competitive levels of base salary, annual incentive opportunities and long-term incentive grants.  This analysis updated competitive market data developed in 2006 and also provided benchmark information on compensation practices such as the prevalence of types of compensation plans and the proportion of the types of pay components as part of the total compensation package for executive officers of similarly situated companies.  Other publicly available information and input from Towers Perrin on other factors, such as recent market trends, supplemented this information.  In conducting this benchmarking, Towers Perrin utilized a selection of peer companies, which was reviewed by the Committee to ensure that it represented organizations of the appropriate size and complexity based upon key financial factors such as annual gross revenues, shareholder return and market capitalization.  In January 2008, the Committee approved the peer group below containing sixteen medical technology and device manufacturers and distributors, some of which we compete against for executive talent.

•	Advanced Medical Optics, Inc.	•	Invacare Corporation

•	Arrow International, Inc.	•	Kinetic Concepts, Inc.

•	ArthroCare Corporation	•	Millipore Corporation

•	CONMED Corporation	•	NuVasive, Inc.

•	Cooper Companies, Inc.	•	Pediatrix Medical Group, Inc.

•	Edwards Lifesciences Corporation	•	Resmed, Inc.

•	Haemonetics Corporation	•	Respironics, Inc.

•	Integra LifeSciences Holding Corporation	•	STERIS Corporation

Elements of Executive Compensation

Overview

Our compensation program for executive officers and other key employees consists of three primary elements:

•	annual salary;

•	performance-based incentives in the form of annual cash bonuses; and

•	long-term equity-based incentives, generally in the form of stock options granted under the 2004 LTIP.

The Committee determines annually what portion of an executive officer’s compensation should be in the form of salary, potential annual performance-based cash bonuses and stock option-based compensation.  The Committee believes an appropriate mix of these elements, commensurate with our compensation philosophy, will ensure that our compensation objectives are achieved.  See “Executive Compensation Philosophy” below for more information on the Committee’s guidelines for each element of executive compensation. As part of its decision making process, the Committee reviews information setting forth all components of the compensation and benefits received by our named executive officers.  This information includes a specific review of dollar amounts for salary, bonus, perquisites and long-term incentive compensation in the form of stock options.

With respect to incentive compensation, the (i) setting of performance goals for the attainment of cash bonuses and the determination of awards thereunder and (ii) determination of the number and type of annual equity-based compensation awards are typically done at different times during the year.  The Committee believes that the separation of the timing of these grants and awards provides for increased incentives for the recipients.  These incentives are based on financial objectives that are important to the Company, including income attainment and sales attainment.  To a lesser extent, individual performance is also taken into account.  The consideration of individual performance enables the Committee to differentiate among executive officers and emphasize the link between personal performance and compensation.  We do not currently provide stock appreciation rights or other incentive compensation, but in 2007 we began granting restricted stock to non-executive officers only, in addition to or in lieu of stock option grants.  Under the 2004 LTIP, the Company may grant restricted stock to named executive officers and other key employees in the future.

Certain executive officers are eligible to participate in the Orthofix Deferred Compensation Plan, whereby such eligible participants may elect to defer a portion of their earnings each year.  Executive officers are also eligible to participate in our SPP.  We also provide our executive officers and directors with certain limited perquisites discussed below.

Executive Compensation Philosophy

In March 2008, the Committee approved the following executive compensation philosophy, which is based upon the peer group outlined previously.  Our executive compensation philosophy is a “pay-for-performance” philosophy.  This philosophy takes into account the results of our benchmarking surveys and assumes that the Company meets or exceeds its performance goals.  This compensation philosophy emphasizes pay at risk through awards made under the cash-based annual incentive plan as well as grants made under the long-term equity compensation program as outlined above.

Pay Element	Market Position	Rationale

Base Salary	50th Percentile	“Competitive” annual salary.

Total Cash Goal (1)	50th Percentile (2)
Target incentive opportunity aligned with market 50th percentile to be “competitive.”  Opportunity for greater than “competitive” cash compensation only if individual and company performance exceeds target goals.

Long-Term Incentive Grants	The annual long-term equity incentive grant program is designed to align senior anagement with shareholders while being fair and competitive (3)
Consider market competitive expected value delivered annually, as well as reward individual and company performance, retain key employees and provide alignment with shareholder interests while thoughtfully managing share utilization/dilution.

Total Direct Compensation Goal (4)	50th Percentile	Align long-term incentive plus total cash with shareholder interests and reward individual and company long-term performance.

_______________
(1)           Total cash compensation equals annual salary plus annual cash incentives.
(2)           Actual award levels will vary within a set range developed around a target based upon primarily company performance goals, but also individual performance goals.
(3)           As noted below, the equity grants may be higher or lower than the market 50th percentile based upon a variety of factors.
(4)           Total direct compensation equals total cash plus annualized expected value of long-term incentives.

The Committee generally engages a compensation consultant to provide peer group benchmarking survey information every few years.  In years when benchmarking survey information is not procured, the Committee uses data provided to the Committee during the prior year, and makes cost-of-living or other adjustments as it deems appropriate.  The Committee obtained benchmarking survey information from Towers Perrin in March 2008, which was used in the Committee’s determination of compensation levels for 2008.  The Committee did not procure new benchmarking survey data when setting 2009 compensation levels in February 2009, but instead used the prior year’s data and applied merit and cost-of-living adjustments, which adjustments generally increased compensation in the amount of 3-5% per executive from 2008 amounts.  The Committee held Mr. Milinazzo’s 2009 compensation at the 2008 level, but agreed to review Mr. Milinazzo’s compensation again at mid-year.

Our target percentiles are guidelines.  The annual salary, bonus and equity awards may be higher or lower than the 50th percentile for certain individuals based upon company and individual performance, competitive market practices, shareholder alignment, availability of shares for equity grants and the need for executive retention.  The Committee also departs from the target percentiles for other purposes based upon particular facts and circumstances that apply to an individual, entity or a division at the time, including adjustments due to market conditions, the promotion of employees and other factors.

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

Performance-Based Incentives

Annual Incentive Program

The Committee believes that a significant portion of the compensation for each executive officer should be in the form of annual performance-based cash bonuses.  Short-term incentives, like our annual incentive program, tie executive compensation to our immediate financial performance as well as, to a certain extent, individual performance.  Each executive officer generally participates in our annual incentive program as it is our primary means of providing for an annual cash bonus.

The annual incentive program is based on goals determined by the Committee in line with annual budgets approved by the full Board.  Under our program, at the outset of each year the Committee establishes target performance goals and a range of performance around the target performance goals for which a bonus would be paid as described below.  We set the performance goals with the intent that it will be challenging for a participant to receive 100% of his potential bonus amount.  However, based on the goals set, an executive officer can earn from 0% of this targeted bonus to 150% of his targeted bonus based upon actual performance measured against the range of established performance goals.  Varying bonuses are paid for the attainment of specified goals within that range.  For named executive officers the maximum bonus is a percentage of that person’s salary.  See “Agreements with Named Executive Officers” below for more information on the amount of each named executive officer’s eligible bonus.

In general, we establish separate performance goals for each of Orthofix International N.V., Orthofix Inc., Breg, Inc., Blackstone Medical, Inc. and our international division based on a matrix of performance goals as set forth below.  In 2008 and for 2009, the Chief Financial Officer is responsible for overseeing the process of determining proposed goals for the Company and each of its divisions and subsidiaries.

The proposed goals and related matrix are then provided to the Committee for review and approval.  Typically, the goals are set in February for the current year and payments are made the following March for the previous fiscal year.  However, goals for 2009 were set in March of this year following approval of updates to our annual incentive plan and goals for 2008 were set in April of last year.  Mr. Kester, Dr. Jordan, Ms. Sainz and Dr. von Wartburg participated in the determination of the cash bonus amounts to be paid to the named executive officers for their performance and services during 2008.  Executive officers are notified in writing of the goals and bonus eligibility for any given year.  The terms of the notice generally require that the executive officer be an employee on the date of payment in order to be paid any compensation under the annual incentive program.

2008 Performance Goals

While each entity and business unit generally has different performance goal amounts applicable to it, the annual incentive program in 2008 for Orthofix International N.V., Orthofix Inc., and Breg, Inc. (only with respect to Bradley R. Mason for the period from January to June 2008), consists of the following performance goal components and are weighted as follows:

•	50% – based on the attainment of a specified dollar amount of net income or operating income;

•	40% – based on the attainment of a specified dollar amount of sales; and

•	10% – based on individual performance goals.

In July of 2008, Mr. Mason was promoted to Group President of North America and his bonus for July to December 2008 was determined based on the consolidated performance of Orthofix, Inc., Breg, Inc. and Blackstone Medical, Inc.

The annual incentive program in 2008 for Breg, Inc. (other than for Bradley R. Mason) consists of the following performance goal components and are weighted as follows:

•	30% – based on the attainment of a specified dollar amount of operating income;

•	30% – based on the attainment of a specified dollar amount of sales;

•	20% – based on individual performance goals; and

•	20% – based on department goals.

The annual incentive program for 2008 for the Company’s international division consists of the following performance goal components and are weighted as follows:

•	90% – based on the attainment of a specified dollar amount of operating income; and

•	10% – based on individual performance goals.

The annual incentive program for 2008 for Blackstone Medical, Inc. was not based on a performance matrix as described above, but was instead determined based on a determination of each employee’s contributions to that division.

2009 Performance Goals

The annual incentive program in 2009 for Orthofix International N.V. consists of the following performance goal components and are weighted as follows:

•	50% – based on the attainment of a specified dollar amount of revenue; and

•	50% – based on the attainment of a specified EBITDA targets

The performance goal components above apply to Messrs. Milinazzo, Vaters and Finegan.

The annual incentive program in 2009 for Orthofix, Inc., Breg, Inc., Blackstone Medical, Inc. and the international division consists of the following performance goal components and are weighted as follows:

•	50% – based on the attainment of a specified dollar amount of revenue; and

•	50% – based on the attainment of a specified dollar amount of operating income (excluding depreciation, amortization and FAS123R expense)

The performance goal components above apply to Mr. Michael Simpson but such components will be applied only to Orthofix, Inc., reflecting Mr. Simpson’s position as the President of Orthopedics North America.

The annual incentive program in 2009 for Mr. Brad Mason consists of the performance goal components listed above, but such components will be applied to Orthofix, Inc., Breg, Inc. and Blackstone Medical, Inc. on a consolidated basis, reflecting Mr. Mason’s position as the Group President of North America.

In addition, bonus payments for individuals in the division bonus arrangements are subject to a reduction of 25% of total bonus if a specified dollar amount of operating income (excluding depreciation, amortization and FAS123R expenses) targets are not attained for Orthofix International N.V.

For both 2008 and 2009, we developed these weightings with the intent of linking most of the bonus to quantifiable entity or business unit performance measures.  In 2008 and 2009, the performance range for each of the goals outlined above was 25% to 150%, the percentage attainment of which for 2008 was determined by the Committee at a February 2009 meeting.

To calculate the bonus amount, each percentage is multiplied by its component’s percentage weight.  The products are added together to produce a resulting weighted percentage.  For each participant, this percentage is used to determine what amount of the pre-established bonus goal amount will be paid.  The weighted percentage is then multiplied by the target amount of bonus for which that participant is eligible.  The following is an illustration only of how this calculation may work using sample attainment percentages and maximum eligible bonus numbers:

Performance Goal	Weighting	Attainment	Product
Net/Operating Income	50%	100%	50%
Sales	50%	75%	37.5%
		Weighted Percentage:	87.5%

Target Bonus:  40% of base salary of $200,000 = $80,000

Bonus Calculation: $80,000 (at target) multiplied by 87.5% (weighted percentage attainment) = $70,000 bonus

The Committee has the discretion to review an entity’s or business unit’s actual results (or an individual’s or division’s performance) and consider certain mitigating factors, such as one-time costs or events such as acquisitions or other unique corporate (or personal) events not contemplated at the time the goals were established.  These may be excluded from the financial information used in connection with the determination of bonuses or the financial (or individual) information may be otherwise adjusted in light of these mitigating factors.

In 2008, and after reviewing the results and taking into account any mitigating factors as described above, Mr.  Milinazzo attained 40%, Mr. Finegan attained 40%, Mr. Simpson attained 119% and Mr. Mason attained 133% of his Breg performance goals and 108% of his North American consolidated performance goals.  In addition, Mr. Vaters was guaranteed 100% of his target amount of 60%, prorated for his time of employment, pursuant to the terms of his employment agreement.  See “Agreements with Named Executive Officers – Compensation.”  Payouts to the named executive officers under the annual incentive program are reflected in column (g) of the “Summary Compensation Table.”

Outside of the annual incentive program, in any year the Committee has and does exercise its discretion to grant bonuses for performance or for other circumstances in any year, such as in the cases of new hires and promotions.  See “Summary Compensation Table” for discretionary bonuses for 2008.

Long-Term Equity-Based Incentives

Our primary equity compensation plan for executive officers is the 2004 LTIP.  Some executive officers continue to hold outstanding awards under one or more of our prior equity-compensation plans, namely our Staff Share Option Plan and Performance Accelerated Stock Option Inducement Grants.  We no longer grant awards under these plans.  All executive officers and directors are also eligible, at their discretion, to purchase shares of common stock pursuant to our SPP.  Each plan is described below.  The Committee administers each of these plans (other than the Staff Share Option Plan) and only the Committee makes grants to named executive officers under the 2004 LTIP.  In addition, the Committee has authority to make inducement grants to newly hired employees, as it did in 2008 in connection with the hiring of Mr. Vaters.

The Committee’s date of approval of a stock option or restricted stock grant is typically the second in-person Board meeting of the fiscal year.  The grant date of a stock option or restricted stock is on or after the approval date and typically is the last business day of June for any options approved at this second Board meeting.  Actual grant dates are determined, among other factors, in accordance with past practice for annual grants, the Committee’s determination of an appropriate grant date, as well as our communications policy.  Under this policy, employees are alerted to their option grants and grants of restricted stock.  We also take into account that approvals may be required in advance of expected acquisitions, new hires or other transactions.  For example, in connection with expected new hires, the grant approval may be included in an offer letter even though the actual date of grant is typically not until the employee’s first day of employment.  Our policy, in accordance with the 2004 LTIP, is that the closing price of the stock on the date of grant will be used to price stock options.

The Committee generally grants stock options and restricted stock as noted above and does not specifically take into consideration the release of material non-public information when determining whether and in what amount to make stock option grants and grants of restricted stock.  In addition, the Committee does not have a specific policy of setting grant dates in coordination with the release of material non-public information and we do not have a policy of timing our release of material non-public information for the express purpose of affecting the value of executive compensation.

Current Equity Compensation Plans

2004 Long-Term Incentive Plan

The 2004 LTIP is a long term incentive plan that was originally adopted by the Board on April 15, 2004.  The original plan was approved by shareholders on June 29, 2004 and was amended and restated on November 5, 2004 and on June 20, 2007 and amended further on June 19, 2008.  As of March 31, 2009, 329,306 shares remain available for issuance under the 2004 LTIP.  Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board.  Awards expire no later than 10 years after the date of the grant.  To date, we have granted only non-qualified stock options and restricted stock under the plan.  2007 was the first year in which we made awards of restricted stock.  To date, we have only made restricted stock awards to employees at the director-level (i.e., employees with the title of “director”) or below and not to named executive officers or to members of the Board of Directors.  Stock options and restricted stock generally vest equally in one-third increments beginning on the first anniversary of the date of grant, so long as the grantee remains an employee of the Company, but the Committee may provide different vesting provisions depending on the nature of and reason for the grant (or in the event of a change of control or termination of employment).

The goal of our 2004 LTIP is to create an ownership interest in the Company in order to align the interests of executive officers with shareholders, to more closely tie executive compensation to our performance and to create long-term performance and service incentives for executive officers and other key employees.  Stock options and restricted stock awards are granted to executive officers and other employees:

•	in conjunction with the second in-person Board meeting of the fiscal year, generally held in May or June;

•	as new-hire incentives or in connection with promotion to a new position;

•	in connection with our acquisitions; and

•	otherwise in connection with retention, reward or other purposes based on the particular facts and circumstances determined by the Committee.

In 2008, pursuant to the 2004 LTIP, 1,143,200 stock options and 83,434 shares of restricted stock were granted to our employees and directors in connection with our long-term equity grant program, for new hire equity grants, promotional equity grants, as well as ongoing equity grants, of which 378,000 stock options were granted to our executive officers, and 70,000 stock options were granted to our non-executive directors (a total of 30,000 to Ms. Sainz in connection with her joining the Board in 2008, and 5,000 to other non-executive directors pursuant to Orthofix’s annual grant to its directors).

The 2004 LTIP was amended in 2008 to limit the number of shares of Company common stock that may be awarded under the plan as full value awards (such as restricted share units payable in Company common stock, performance share units payable in Company common stock, restricted stock and Other Awards (as defined in the 2004 LTIP) payable in Company common stock) to 100,000 shares.

The Company maintains a Stock Option and Restricted Stock Delegation Policy under which the Committee has delegated to Mr. Milinazzo for 2009 the authority to grant to an aggregate of 125,000 stock options and restricted stock awards (referred to as delegated awards) per calendar year to newly-hired employees, employees who are promoted to new positions within the Company, and employees of the Company deemed eligible due to outstanding or special performance; provided, however, that for purposes of the delegation, any stock option grant counts as one delegated award and any restricted stock award counts as four delegated awards, such that no more than 31,250 restricted stock awards may be made under the delegation in any calendar year.  For example, if one employee is granted 1,000 stock options and 1,000 shares of restricted stock, that grant would count as 5,000 delegated awards.  Any stock options or restricted stock awards not granted as delegated awards in any calendar year will be available for grants pursuant to the delegation in subsequent years.  Any single employee award is limited to a maximum of 15,000 delegated awards (a maximum of 3,750 restricted stock awards).  These grants of delegated awards may not be made to officers obligated to file reports under Section 16(a) of the Exchange Act.

The Company generally grants nonqualified stock options under its 2004 LTIP pursuant to one of two form nonqualified stock option agreements.  The forms are the same except that in one of the forms the options vest and become exercisable in one-third increments on each of the first, second and third anniversaries of the grant date (or in the event of a change in control or, under certain circumstances, termination of employment) and in the other form the options vest and become exercisable in full on the third anniversary of the grant date (or in the event of a change in control or, under certain circumstances, termination of employment).  The options expire and are no longer exercisable 10 years from the grant date and are subject to early termination as a result of a termination of employment or a change of control of the Company.   Other relevant provisions in these form nonqualified stock option agreements are as follows:

•
If, prior to an option vesting, the optionee has not entered into an employment, change in control or other similar agreement with the Company and the optionee’s employment is terminated other than (1) for cause, (2) upon death or permanent disability, or (3) voluntary termination (as defined in the form option agreement but excluding a retirement in accordance with the Company’s retirement policies (if any) or a termination for “good reason” if the optionee has entered into an agreement with the Company providing for a termination for “good reason”), any options that would have been vested as of December 31 of the year in which termination occurs shall automatically vest as of the date of termination and remain exercisable by the optionee for 180 days after the date of such termination of employment.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.  Any unvested options on the date of termination will also be cancelled and will revert back to the Company on such date.

•
If the optionee has entered into an employment, change in control or other similar agreement with the Company and the optionee’s employment is terminated other than (1) for cause, (2) upon death or permanent disability, or (3) voluntary termination, any unvested options will be considered vested in full and exercisable as of the date of such termination of employment for the full term of such options.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.

•
If the optionee’s employment is terminated by reason of death or permanent disability, all options shall automatically vest and remain exercisable by the optionee (or a transferee under a domestic relations order, the optionee’s estate, personal representative or beneficiary, as applicable) for 12 months after the date of such termination of employment.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.

•
If the optionee’s employment is terminated for cause or if the optionee terminates employment under circumstances constituting a voluntary termination, the optionee may exercise the options (only to the extent vested at the date of termination) at any time within three months after the date of such termination in accordance with their terms, subject only to any different rights contained in an employment agreement.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.  Any unvested options on the date of termination will also be cancelled and will revert back to the Company on such date.

•
Upon the occurrence of a change of control of the Company, all options shall automatically vest and remain exercisable in accordance with the provisions applicable thereto.  The options will expire and no longer be exercisable to the extent not exercised within 10 years from the grant date.

If the employment agreement expressly provides for different vesting and exercisability of options, the terms of the employment agreement will control.  The options will be cancelled and will revert back to the Company to the extent not exercised within such period.

The Company has historically utilized stock options as the principal means of providing its executive officers and other employees with equity incentive compensation.  However, following the adoption of the amended 2004 LTIP in June 2007, the Compensation Committee began making grants of restricted stock to certain employees who hold an employee title of director or below as part of the Company’s compensation strategy of linking long-term benefits to the rate of return received by stockholders and as a retention device.  The Company did not make any such grants in 2008, though the Committee retains discretion to make grants of restricted stock to employees.

The restricted stock granted by the Company has a vesting period that must be satisfied before the shares are available to the employee.  The restricted shares of stock granted by the Company typically vest with respect to one-third of the shares covered by each grant agreement on the first, second and third anniversaries of the grant date (or in the event of a change of control or, under certain circumstances, termination of employment).

Stock Purchase Plan

Our SPP, as amended in 2008 (which amendment became effective as of January 1, 2009), provides for the issuance of shares of our common stock to eligible employees and directors of the Company and its subsidiaries that elect to participate in the plan and acquire shares of our common stock through payroll deductions (including executive officers).  During each purchase period, eligible individuals may designate between 1% and 25% (or any other percentage as determined by the Compensation Committee) of their cash compensation to be deducted from that compensation for the purchase of common stock under the plan.  Under the plan, the purchase price for shares is equal to the lower of (i) 85% of the fair market value per share on the first day of the plan year and (ii) 85% of the fair market value of such shares on the last day of the plan year.  The plan year begins on January 1 and ends on December 31.

Previous Equity Compensation Plans

Staff Share Option Plan

The Staff Share Option Plan is a fixed share option plan which was adopted in April 1992.  There are no options remaining to be granted under the Staff Share Option Plan and only 133,625 stock options remain outstanding.  All outstanding stock options are vested.  Under the Staff Share Option Plan, we granted options to our employees at the estimated fair market value of such options on the date of grant.  Options granted under the Staff Share Option Plan expire 10 years after date of grant.

Performance Accelerated Stock Option Inducement Agreements or PASOs

On December 30, 2003, in conjunction with the acquisition of Breg, Inc., we granted inducement stock option awards to two key executive officers of Breg, Inc., including Mr. Mason.  Pursuant to the original PASO, Orthofix granted 150,000 stock options to Mr. Mason as a key executive officer of Breg, Inc.  The exercise price was fixed at $38.00 per share on November 20, 2003, which was the date Orthofix announced the agreement to acquire Breg, Inc.  The options vested on December 30, 2007, the fourth anniversary of the grant date.  Following vesting on December 30, 2007, the original PASO limited Mr. Mason’s ability to exercise specific numbers of options during the years 2008 – 2012.  If not exercised sooner as permitted under the original PASO, all options would have ultimately been exercisable after December 30, 2012, but prior to December 30, 2013.

As an inducement to Mr. Mason to extend the term of his prior employment agreement with the Company for one year, which agreement would otherwise have terminated on December 31, 2007, as well as to meet certain requirements under Section 409A of the Internal Revenue Code, the Company and Mr. Mason entered into an Amended and Restated Performance Accelerated Stock Option Agreement (“Amended PASO”) in November 2007.

The Amended PASO did not change the vesting date of the options granted thereunder.  However, the Amended PASO provided that Mr. Mason’s options could only be exercisable during the fixed period beginning January 1, 2009, and ending on December 31, 2009.

On October 14, 2008, the Company entered into the Second Amended and Restated Performance Accelerated Stock Options Agreement (the “Second Amended PASO”) with Mr. Mason that replaces the Amended PASO. The 150,000 stock options represented by the PASOs (the “PASO Options”) were already fully vested and exercisable at 38.00 per share at any time in 2009.  The sole purpose of the Second Amended PASO was to amend certain of the exercise provisions.  Under the Second Amended PASO, Mr. Mason has elected that, subject to certain exceptions detailed in the Second Amended PASO, his PASO Options will only be exercisable during certain fixed periods as follows: 50,000 PASO Options beginning on each of (i) January 1, 2010 and ending on December 31, 2010, (ii) January 1, 2011 and ending on December 31, 2011, and (iii) January 1, 2012 and ending on December 31, 2012.  If Mr. Mason leaves the Company on or prior to March 31, 2010, he will generally be deemed to have elected to exercise all PASO Options six-months-and-one-day following the date of termination.  In the event Mr. Mason remains employed by the Company through March 31, 2010, he will be able to exercise the respective PASO Options throughout the applicable exercise period without regard to his continued employment by the Company beyond March 31, 2010.  Subject to certain termination provisions, any portion of the respective PASO Options that are not exercised by the last day of the applicable exercise period will not be exercisable thereafter and will lapse and be cancelled.

Other Compensation

Deferred Compensation Plan

In December 2006, the Board approved the adoption of the Orthofix Deferred Compensation Plan by Orthofix Holdings, Inc.  This plan became effective on January 1, 2007, and its terms essentially mirror our 401(k) plan.  Prior to January 1, 2009, all non-employee directors of the Company, Orthofix Holdings, Inc. and any of their subsidiaries (which we refer to as the Parent Group) that have been approved for participation and a select group of management or highly compensated employees of the Parent Group were eligible to participate (including named executive officers).  As a result, a number of our executive officers, as well as one non-employee director, elected to participate under the plan.  In order to comply with Section 457A of the Code, the plan was amended and restated effective January 1, 2009 to provide, among other things, that following such date, (i) directors are not eligible to defer director’s fees received following January 1, 2009, and (ii) no employee who is a U.S. taxpayer who performs services for the Company and who receives compensation for services performed for the Company will be eligible to defer any of such compensation received following such date.  (However, if the U.S. taxpayer performs services for a member of the Parent Group other than the Company and receives compensation for such services, he will be able to participate in the plan with respect to compensation received for services performed for the other members of the Parent Group.)  The treatment of previously deferred amounts by such former participants is described below.  As a result of the amendment, non-executive directors are no longer eligible to participate in the plan.

Under the plan, as amended and restated, participants may elect to defer salary and bonus on a pre-tax basis. The minimum deferral amount is $2,000 per plan year and the maximum deferral amounts are 50% of the participant’s salary and bonuses.  The plan year is the calendar year.  The plan is intended to be an unfunded plan under the provisions of ERISA and although the amounts deferred are considered fully vested, none of the Parent Group members are required to set aside funds for the payment of benefits under the plan, such benefits being paid out of the general assets of the Parent Group member that employs the particular participant receiving the benefit or for which the particular participant serves as a director.  Orthofix Holdings, Inc. has established a rabbi trust to provide funds for the payment of benefits under the plan, and it is currently making discretionary contributions to the rabbi trust in amounts equal to the compensation deferred by plan participants. While the rabbi trust is an asset of Orthofix Holdings, Inc. and can be revoked by Orthofix Holdings, Inc. at any time, upon a change of control, the rabbi trust will become irrevocable and must be used to pay plan benefits.  Further, if a change of control occurs, Orthofix Holdings, Inc. must make a contribution to the rabbi trust in an amount that is sufficient to pay all plan benefits and the projected fees and expenses of the trustee of the rabbi trust.  It is intended that the terms of the plan will be interpreted and applied to comply with Section 409A of the Internal Revenue Code.

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

A participant may elect to receive an in-service distribution of the balance credited to his plan account in a lump sum or in a series of annual installments over a one, three, five or ten-year period.  In the event a participant terminates employment with the Parent Group for any reason other than retirement or death, the participant will receive a distribution of the entire amount credited to his account in a single lump sum.  In the case of a termination  due to retirement or in the case of a change of control, the participant can elect to receive either a single lump sum or a series of annual installments over a one, three, five or ten year period. In the case of a termination due to death or if a participant experiences a disability, the balance credited to the participant’s account will be paid out in a single lump sum, unless installment payments have already begun at the time a participant dies.  In such a case, such installments shall be continued as originally elected unless the participant’s beneficiary is a trust or estate, in which case the remaining balance will be paid in a lump sum.  In the case of amounts previously deferred by former participants, such amounts will be distributed to each former participant on the earlier of (i) December 31, 2017, payable in a single lump sum, or (ii) the specified date or the installment schedule previously elected by such former participant, or pursuant to the provisions described above in the event of such former participant’s death or disability or a change of control.  Participants may also petition the plan administrator to suspend any deferral contributions being made by the participant and receive a payout from the plan in the event of an unforeseeable emergency (as defined in the plan).  No participant or beneficiary may alienate, transfer, pledge or encumber plan benefits prior to payment.

In connection with the amendments to the plan that were made effective January 1, 2009, and in accordance with Section 409A of the Code, the Company gave non-employee directors the opportunity to make a one-time election to receive a distribution of their previously deferred amounts, provided that such election had to be made before December 31, 2008.  Mr. Kester made such election and received a distribution from the plan of $93,455.  As a result, there are no longer any non-employee directors who participate in the plan.

Perquisites and Other Personal Benefits

Our executive officers are entitled to or may otherwise be the beneficiaries of certain limited perquisites including a car allowance, reimbursement for tax preparation expenses and an annual physical exam.  In addition, our executive officers and directors are entitled to reimbursement of expenses relating to their spouse’s travel in connection with no more than one Board meeting per year, though no such costs for spousal travel to Board meetings occurred in 2008.  We do not consider any of these significant or out of the ordinary course for similarly situated companies.

Other Plans

Executive officers participate in our 401(k) plan on the same basis as other similarly situated employees.  Other than the Orthofix Deferred Compensation Plan, we do not have a long-term retirement plan or other deferred compensation plan.

Employment and Other Agreements with the Company

Pursuant to employment agreement guidelines adopted by the Committee, all of our named executive officers have employment agreements.  Generally, our employment agreement guidelines provide that executive officers who report directly to the Chief Executive Officer receive full employment agreements that provide for a term of employment, renewal terms, base salary and bonus provisions, eligibility for equity incentive compensation, benefits and restrictive provisions (non-competition, non-solicitation, confidentiality and invention assignment), as well as a variety of payments depending on the circumstances surrounding the executive officer’s separation from the Company.

The guidelines generally require a one-year waiting period of employment prior to our entering into these employment agreements.  However, these guidelines may be waived if an employment agreement is determined to be necessary or advisable, such as to attract or retain certain persons.  In lieu of an employment agreement, during the first year of employment for senior executives (and generally for select divisional and middle management personnel), these persons receive change of control agreements providing for payments of base salary and incentives in the event of certain terminations following a change of control.  The Committee may delegate the power to determine whether to enter into these change of control agreements to the Chief Executive Officer.  Further, the Compensation Committee need not review and approve employment agreements which are legally required or normal and customary in certain jurisdictions and which are not considered “full employment agreements” as outlined in the guidelines.

The employment agreement guidelines do not address every situation, and the Committee deviates and makes employment agreement decisions based on particular facts and circumstances.  Any exceptions to these guidelines must be approved by the Committee.

In an effort to bring these employment agreements into compliance with Section 409A of the Internal Revenue Code, in December 2007, we entered into amended and restated employment agreements with such executive officers.  All officers receiving full employment agreements and selected other executive officers or employees that are exposed to legal risk in the performance of their employment, as well as all directors, also receive indemnity agreements from the Company.  See “Agreements with Named Executive Officers” for more information on the terms of particular employment agreements.

Elements of Post-Termination Executive Compensation

In accordance with our employment agreement guidelines, certain of our senior executive officers have employment agreements with our subsidiary, Orthofix Inc.  These agreements outline the compensation payable to each executive officer, which is consistent with the pay structure described above.  They are also intended as a retention tool for senior executive officers and to remove some of the uncertainty surrounding potential change of control transactions.  To that end, the agreements provide for certain payments upon termination (e.g., without cause, for good reason, etc.), which payments increase in certain instances following a change of control.  For instance, following a change of control, the amount payable for termination without cause or for good reason generally increases by 50% (and 100% for the Chief Executive Officer).  With respect to a change of control, most agreements provide for a “double-trigger” so that a change of control itself does not trigger any payments.  However, under separate option agreements, all stock options immediately vest upon a change of control without reliance on any other triggering event.  The employment agreements and the 2004 LTIP each provide specified definitions of what constitutes a “change of control.”  See “Agreements with Named Executive Officers” and the discussion of the 2004 LTIP in the narrative following “Executive Compensation – Grants of Plan-Based Awards.”

Stock Ownership Guidelines

Under the Company’s Corporate Governance Guidelines, each director is encouraged to have a personal investment in Orthofix through such director’s ownership of shares of Orthofix common stock.  While the Company does not currently have formal stock ownership guidelines, the Compensation Committee has considered their adoption from time to time and may adopt formal guidelines in the future.

Compliance with Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation payments to our named executive officers in excess of $1 million per year per person, unless certain requirements are met.  To the extent that it is practicable and consistent with our executive compensation philosophy, we intend to comply with Section 162(m) of the Internal Revenue Code.  Although compensation paid to the named executive officers has historically not exceeded deductibility limits under Section 162(m) of the Internal Revenue Code, we are asking our shareholders to approve the material terms for the payment of incentive compensation to the named executive officers under the Company’s annual incentive program.  If the shareholders approve this proposal, which is further described under “Proposal 3: Approval of the Material Terms for Payment of Executive Incentive Compensation,” the compensation paid pursuant to such material terms will be fully deductible by the Company under Section 162(m) of the Code even if such compensation exceeds $1 million for year per person.  If compliance with Section 162(m) of the Internal Revenue Code conflicts with our compensation philosophy or is determined not to be in the best interest of our shareholders, the Committee will abide by our compensation philosophy.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by or paid to our named executive officers with respect to 2007 and 2008.  The named executive officers include all individuals who have served as our principal executive officer (“Chief Executive Officer”) or our principal financial officer (“Chief Financial Officer”) during the last completed fiscal year, together with our three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (in addition to persons who served as Chief Executive Officer or Chief Financial Officer during the year), as well as Mr. Burckhardt (who left the Company in 2008 but would have met the foregoing compensation threshold had he still been employed by the Company at December 31, 2008).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(f)	(g)	(i)	(j)
Alan W. Milinazzo –	2008	500,000	_	1,063,414	148,500	21,115(7)	1,733,029
President and Chief Executive Officer (Principal Executive Officer)(6)	2007	451,500	_	1,145,831	54,632	22,845	1,674,808
Robert S. Vaters –	2008	107,692	_	181,830	69,300	24,579(9)	383,401
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (8)	2007	_	_	_	_	_	_
Bradley R. Mason –	2008	322,115	_	372,315	197,249	16,554(11)	908,233
Group President, North America and President, Blackstone Medical, Inc.(10)	2007	282,232	_	839,387	172,074	13,459	1,307,152
Michael Simpson –	2008	280,000	105,000	290,605	165,200	20,360(12)	861,165
President, Orthopedics North America	2007	240,000	_	270,684	94,292	15,213	620,189
Michael M. Finegan –	2008	280,000	_	337,083	55,440	20,370(13)	692,893
Vice President, Corporate Development, and President, Biologics	2007	257,250	_	381,639	30,047	20,079	689,015
Oliver Burckhardt –	2008	249,577	_	1,437,751(15)	–	480,912(16)	2,168,240
former President, Spine Division(14)	2007	263,495	94,175	383,223	51,087	20,075	812,055
Thomas Hein –	2008	330,416	150,000	420,934	65,894	429,669(18)	1,396,912
former Principal Financial Officer(17)	2007	281,190	–	1,063,770	24,295	24,831	1,394,086
Timothy M. Adams –	2008	131,923	–	–	–	3,754	135,677
former Principal Financial Officer(19)	2007	40,385	–	159,174	–	1,250	200,809

______________

(1)	Amounts include salary deferred and further described in “Deferred Compensation.”
(2)
Amount shown in the row for Mr. Simpson in 2008 reflects a bonus of $105,000 paid in connection with certain performance objectives he achieved while working on the potential divestiture of the fixation business.  Amount shown in the row for Mr. Burckhardt in 2007 reflects a bonus of $75,000 paid in connection with certain performance objectives that he achieved.  Amount shown in the row for Mr. Hein in 2008 reflect a Retention Bonus of $150,000 pursuant to his employment agreement dated April 11, 2008.  Mr. Hein received this Retention Bonus payment on January 1, 2009.

(3)
Amounts shown do not reflect compensation actually received.  Instead, the amounts shown are the 2008 and 2007 compensation cost recognized for stock option awards for financial statement reporting purposes as determined pursuant to Statement of Financial Accounting Standards No. 123(R), or FAS 123R.  The assumptions used in the calculation of values of stock option awards are set forth under the section entitled “Share-based Compensation” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Reports on Form 10-K for 2008 and 2007 filed with the SEC on March 12, 2009 and February 29, 2008, respectively.

(4)	Amounts shown reflect cash bonuses paid in 2009 and in 2008 for performance in 2008 and in 2007, respectively, pursuant to our annual incentive program.
(5)	Excludes perquisites and other personal benefits unless the aggregate amount of such annual compensation exceeded $10,000 for the named executive officer.
(6)
As an employee director, Mr. Milinazzo does not receive additional fees for his services as director.  Since Mr. Milinazzo is listed in this Summary Compensation Table, he is not listed in the Director Compensation Table below.

(7)
This amount includes $10,800 for car allowance, $9,200 for 401k matching, $528 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance, and $587 for family travel expenses in connection with various executive related meetings.

(8)
Effective September 7, 2008, Mr. Vaters was hired by the Company to serve as the Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.  In conjunction with his employment, Mr. Vaters’ salary is $350,000 (pro-rated for the partial year).

(9)
This amount includes $18,928 for relocation related expenses, $3,420 for car allowance, $2,154 for 401k matching and $77 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance.

(10)
Effective October 14, 2008, Mr. Mason was promoted from Vice President of the Company and President of Breg, Inc. to Group President, North America.  In conjunction with his promotion, Mr. Mason’s salary was increased to $350,000 per year (pro-rated for the partial year).

(11)
This amount includes $10,800 for car allowance, $1,000 for 401k matching, $450 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance, and $4,304 for spousal travel expenses in connection with various executive related meetings.

(12)	This amount includes $10,800 for car allowance, $9,200 for 401k matching, and $360 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance.
(13)	This amount includes $10,800 for car allowance, $9,200 for 401k matching, and $370 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance.
(14)	Mr. Burckhardt was terminated by the Company on September 29, 2008. His benefits will continue until September 2009.
(15)
In conjunction with his termination agreement with the Company, Mr. Burckhardt agreed to sell to the Company 72,300 of his stock options in exchange for payments totaling $125,000, which amounts were paid in two installments on or about October 1, 2008 and January 31, 2009.  On January 7, 2009, the Company purchased Mr. Burckhardt’s remaining 58,000 options for $50,000.  These amounts, totaling $175,000, are not included in any of the compensation figures disclosed in 2008 for Mr. Burckhardt, as the amount shown in the table represents the compensation cost recognized in 2008 by the Company for financial statement reporting purposes as determined pursuant to Statement of Financial Accounting Standards No. 123(R), or FAS 123R, with respect to these stock options (which amount is greater than $175,000).

(16)	In conjunction with his termination, Mr. Burckhardt received a severance package, including a payment of $472,500 which was paid by the Company on April 1, 2009.
(17)
Effective April 11, 2008, Mr. Hein and the Company agreed to replace his prior employment agreement in its entirety.  In conjunction with this new agreement, Mr. Hein’s salary was set at $350,000.  In addition, the Company provided Mr. Hein with a Retention Bonus of $150,000 (see note 2 above) and a Good Reason payment, as defined in the employment agreement, of $407,726.  The Retention Bonus and the Good Reason payments were paid by the Company on January 1, 2009.  Mr. Hein’s employment was terminated by the Company on February 27, 2009.

(18)
This amount includes $10,800 for car allowance, $9,200 for 401k matching, $1,067 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance, $876 for spousal travel expenses in connection with various executive related meetings, and the $407,726 Good Reason payment described above in footnote 17.

(19)	Mr. Adams terminated his employment as the Company’s former Chief Financial Officer effective April 30, 2008.

As discussed above in “Compensation Discussion and Analysis,” our compensation program for executive officers and other key employees consists of three primary elements: annual salary; performance-based incentives in the form of annual cash bonuses; and long-term equity-based incentives in the form of stock options and restricted stock granted under our current 2004 LTIP.  That section also explains how salary and bonus relate in proportion to overall compensation.  For a discussion of each named executive officer’s employment agreement, see “Agreements with Named Executive Officers.”  That section includes a description of any applicable potential bonus levels under the annual incentive program for the named executive officers.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding plan-based awards granted during the fiscal year ended December 31, 2008 to the named executive officers.  For any named executive officer not listed on the following table, no information was applicable.

Name	Grant Date	Approval Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Equity Award(1)
(a)	(b)		(j)	(k)	(l)
Alan W. Milinazzo	6/30/2008	6/16/2008	65,000	28.95	517,156
Robert S. Vaters	9/7/2008	9/7/2008	150,000(2)	25.05	996.205
Bradley R. Mason Total	6/30/2008 7/1/2008 10/11/2008 –	6/16/2008 7/1/2008 10/11/2008 –	35,000 15,000(3) 75,000(4) 125,000	28.95 29.17 11.51 –	278,468 118,926 226,815 624,209
Michael Simpson	6/30/2008	6/16/2008	35,000	28.95	278,468
Michael M. Finegan Total	6/30/2008 8/19/2008 12/10/2008 –	6/16/2008 8/19/2008 12/10/2008 –	20,000 10,000(5) 15,000(6) 45,000	28.95 23.49 15.15 –	159,124 63,247 55,382 277,753
Oliver Burckhardt(7)	6/30/2008	6/16/2008	28,000	28.95	224,774
Thomas Hein(8)	4/11/2008	4/7/2008	50,000	31.83	420,934
________________

(1)	Amounts shown reflect the grant date fair value of the stock options awarded calculated in accordance with FAS 123R.
(2)	Mr. Vaters was granted stock options in connection with the Company hiring him as Chief Financial Officer in September 2008. These stock options are not part of the 2004 LTIP.
(3)	Mr. Mason received these stock options in connection with his promotion to Group President, Orthofix North America.
(4)	Mr. Mason received these stock options in connection with his new employment agreement and as an inducement to remain with the Company.
(5)	Mr. Finegan received these stock options in connection with the achievement of a performance objective.
(6)	Mr. Finegan received these stock options in connection with his promotion to President, Biologics.
(7)
Mr. Burckhardt was terminated by the Company on September 29, 2008.  These stock options immediately vested on his termination date.  In January 2009, the Company repurchased these stock options, and 30,000 stock options not included in this table, from Mr. Burckhardt for $50,000.

(8)
Mr. Hein was granted stock options in connection with his new employment agreement with the Company effective April 11, 2008.  These stock options immediately vested when the Company informed him on December 31, 2008 of his termination effective on February 27, 2009.

The awards reflected in the table above were all made under the 2004 LTIP, unless otherwise noted above.   For information relating to the 2004 LTIP and our other equity compensation plans, see “Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Equity-Based Incentives.”  For information relating to each named executive officer’s employment agreement, see “Agreements with Named Executive Officers.”  For information on grants of awards to our directors under the 2004 LTIP, see “Director Compensation.”  All non-equity incentive plan awards have been paid to named executive officers for 2008.  See “Summary Compensation Table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2008.  For any named executive officer not listed on the following table, no information was applicable.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Alan W. Milinazzo	60,000	–	46.33	9/1/2015
	100,000	–	39.94	4/11/2016
	25,000	50,000(3)	44.97	6/29/2017
	–	65,000(4)	28.95	6/30/2018
Total	185,000	115,000	–	–
Robert S. Vaters	–	150,000(5)	25.05	9/7/2018
Bradley R. Mason	150,000(6)	–	38.00	12/30/2013
	20,000	–	43.04	6/30/2015
	13,334	6,666(7)	38.11	6/30/2016
	6,667	13,333(8)	44.97	6/29/2017
	–	35,000(9)	28.95	6/30/2018
	–	15,000(10)	29.17	7/1/2018
	–	75,000(11)	11.51	10/11/2018
Total	190,001	144,999	–	–
Michael Simpson	4,500	–	32.18	8/6/2013
	7,000	–	37.76	12/2/2014
	7,000	–	43.04	6/30/2015
	13,334	6,666(12)	38.11	6/30/2016
	7,434	14,866 (13)	44.97	6/29/2017
	–	35,000(14)	28.95	6/30/2018
Total	39,268	56,532	–	–
Michael M. Finegan	33,334	16,666(15)	38.11	6/29/2016
	7,434	14,866(16)	44.97	6/29/2017
	–	20,000(17)	28.95	6/30/2018
	–	10,000(18)	23.49	8/19/2018
	–	15,000(19)	15.15	12/10/2018
Total	40,768	76,532	–	–
Oliver Burckhardt(20)	28,000	–	28.95	6/30/2018
Total	28,000	–	–	–
Thomas Hein	12,500	–	33.00	5/14/2012
	10,000	–	32.18	8/6/2013
	10,000	–	34.81	10/4/2014
	3,800	–	37.76	12/2/2014
	20,000	–	43.04	6/30/2015
	30,000	–	38.11	6/30/2016
	20,300	–	44.97	6/29/2017
	50,000(21)	–	31.83	4/11/2018
Total	156,600	–	–	–
______________

(1)	All options listed in this column are vested or will be vested within 60 days of April 27, 2009.
(2)	All options listed in this column are unvested (and will remain unvested as of 60 days after April 27, 2009).

(3)	The options vested in a one-third increment on June 29, 2008, and the second and third increments vest on June 29, 2009 and June 29, 2010.
(4)	The options vest in one-third increments on June 30, 2009, June 30, 2010 and June 30, 2011.
(5)	The options vest in one-third increments on September 7, 2009, September 7, 2010 and September 7, 2011.
(6)
Under an agreement with the Company, Mr. Mason has elected that, subject to certain exceptions, (i) 50,000 of these options will be exercisable beginning on January 1, 2010 and ending on December 31, 2010, (ii) 50,000 of these options will be exercisable beginning on January 1, 2011 and ending on December 31, 2011, and (iii) 50,000 of these options will be exercisable beginning on January 1, 2012 and ending on December 31, 2012.  See “Agreements with Named Executive Officers – Amended and Restated Performance Accelerated Stock Option Agreement with Mr. Mason.”

(7)	The options vested in one-third increments on June 30, 2007 and June 30, 2008, and the third increment vests on June 30, 2009.
(8)	The options vested in a one-third increment on June 29, 2008, and the second and third increments vest on June 29, 2009 and June 29, 2010.
(9)	The options vest in one-third increments on June 30, 2009, June 30, 2010 and June 30, 2011.
(10)	The options vest in one-third increments on July 1, 2009, July 1, 2010 and July 1, 2011.
(11)	The options vest in one-third increments on October 11, 2009, October 11, 2010 and October 11, 2011.
(12)	The options vested in one-third increments on June 30, 2007 and June 30, 2008, and the third increment vests on June 30, 2009.
(13)	The options vested in a one-third increment on June 29, 2008, and the second and third increments vest on June 29, 2009 and June 29, 2010.
(14)	The options vest in one-third increments on June 30, 2009, June 30, 2010 and June 30, 2011.
(15)	The options vested in one-third increments on June 29, 2007 and June 29, 2008, and the third increment vests on June 29, 2009.
(16)	The options vested in a one-third increment on June 29, 2008, and the second and third increments vest on June 29, 2009 and June 29, 2010.
(17)	The options vest in one-third increments on June 30, 2009, June 30, 2010 and June 30, 2011.
(18)	The options vest in one-third increments on August 19, 2009, August 19, 2010 and August 19, 2011.
(19)	The options vest in one-third increments on December 10, 2009, December 10, 2010 and December 10, 2011.
(20)
Mr. Burckhardt was terminated by the Company on September 29, 2008.  These stock options immediately vested on his termination date.  In January 2009, the Company repurchased 58,000 stock options, which included the 28,000 stock options shown in the table above, from Mr. Burckhardt for $50,000 (which was less than the fair market value of such options at the time of purchase as calculated using a Black-Scholes methodology).

(21)
Mr. Hein was granted stock options in connection with his new employment agreement with the Company effective April 11, 2008.  These stock options immediately vested when the Company informed him on December 31, 2008 of his termination effective on February 27, 2009.

Unless stated otherwise in the footnotes above and except for any awards under the Staff Share Plan, Performance Accelerated Stock Option Inducement Agreements or similar awards, all stock options vest equally in one-third increments beginning on the first anniversary of the date of grant, so long as the grantee remains an employee of the Company (subject to earlier vesting in the event of a change in control or certain termination events).  For a summary of our standard option agreements, see “Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Equity-Based Incentives.”   See also “Agreements with Named Executive Officers.”

OPTION EXERCISES AND STOCK VESTED

The following table provides information about the number of shares issued upon option exercises, and the value realized on exercise, by our named executive officers during fiscal 2008.  For any named executive officer not listed on the following table, no information was applicable.

Option Awards
Name(1)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
(a)	(b)	(c)

_______________
(1)	None of the named executive officers exercised options during 2008, and as a result, no persons are listed in the table.

DEFERRED COMPENSATION

The following table provides information about the amount of compensation deferred by our named executive officers at December 31, 2008.  For any named executive officer not listed on the following table, no information was applicable.  For more information about deferred compensation, see “Compensation Discussion and Analysis – Elements of Executive Compensation - Other Compensation – Deferred Compensation Plan.”

Name	Executive Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(d)	(f)
Alan W. Milinazzo	110,926	(58,005)	143,964
Thomas Hein	972	(3,477)	8,651
______________

(1)	Represents the dollar amount of salary set forth on the Summary Compensation Table, which the executive has deferred in accordance with the Deferred Compensation Plan.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

We have entered into employment agreements with all of our Named Executive Officers, as described below.

Executive Employment Agreements for Alan W. Milinazzo, Robert S. Vaters, Bradley R. Mason, Michael M. Finegan and Michael Simpson

On July 13, 2006, we entered into employment agreements with each of Messrs. Milinazzo and Finegan through the one of the Company’s operating subsidiaries, Orthofix Inc., as part of the Company’s executive compensation and employment agreement review, with which the Committee was assisted by Towers Perrin, as described above.  In an effort to bring these employment agreements into compliance with Section 409A of the Internal Revenue Code, in December 2007, we entered into amended and restated employment agreements through Orthofix Inc., with Messrs. Milinazzo and Finegan.  We guarantee the obligations of Orthofix Inc. under these employment agreements.  On December 6, 2007, we entered into an employment agreement with Mr. Simpson.  On September 7, 2008, we entered into an employment agreement with Mr. Vaters.  On October 14, 2008, we entered into an employment agreement with Mr. Mason, which agreement amended and superseded his prior employment agreement with the Company.  The Company’s employment agreements contain substantially similar terms, other than a few items particular to each individual, including title, level of pay and other material differences noted below.

Each agreement is for an initial term that lasted through April 1, 2009, with automatic one-year renewals on April 1, 2009 and April 1, 2010 unless either party notifies the other party of its intention not to renew at least 180 days prior to a renewal period as set forth in the agreement.  (Each agreement was automatically renewed on April 1, 2009 for a one-year period.)  Each agreement further provides that if a change of control (as that term is defined in each agreement) occurs after April 1, 2007, the agreement will automatically be extended for two years only from the change of control date (as that term is defined in each agreement).

Compensation

Under the agreements, each executive officer agrees to serve the Company and Orthofix Inc. in the capacities and for the compensation levels noted below.  These dollar amounts reflect 2009 pay raises.  Salary levels are reviewed annually by the Committee and may be further amended from time to time by the Committee.  These salary levels may only be decreased if the decrease is the result of a general reduction affecting the base salaries of all other executive officers that does not disproportionately affect the executive officer and does not reduce the executive officer’s base salary to a rate that is less than 90% of the executive officer’s then current base salary amount.

Name	Title	Base Salary (annualized)
Alan W. Milinazzo	Group President and Chief Executive Officer	$500,000 (1)
Robert S. Vaters	Executive Vice President and Chief Financial Officer	$364,000
Bradley R. Mason	Group President, North America and President, Blackstone Medical, Inc.	$364,000
Michael M. Finegan	Vice President, Corporate Development, and President, Biologics	$310,000
Michael Simpson	President, Orthopedics North America	$290,000

(1) Amount shown represents base salary for 2008.  In February 2009, the Compensation Committee set Mr. Milinazzo’s 2009 base salary at the 2008 level, but agreed to review this determination again in mid-2009.

Each executive officer participates in our annual incentive program.  In 2009, for: (1) Mr. Milinazzo, if 100% of target performance goals are met, a bonus of 75% of his annual base salary can be earned; if 150% of target performance goals are met, a bonus of 112.5% of his annual base salary can be earned; (2) Mr. Vaters, if 100% of target performance goals are met, a bonus of 60% of his annual base salary can be earned; if 150% of target performance goals are met, a bonus of 90% of his annual base salary can be earned; (3) Mr. Mason, if 100% of target performance goals are met, a bonus of 60% of his annual base salary can be earned; if 150% of target performance goals are met, a bonus of 90% of his annual base salary can be earned; (4) Mr. Finegan, if 100% of target performance goals are met, a bonus of 50% of his annual base salary can be earned; if 150% of target performance goals are met, a bonus of 75% of his annual base salary can be earned; and (5) Mr. Simpson, if 100% of target performance goals are met, a bonus of 50% of his annual base salary can be earned; if 150% of target performance goals are met, a bonus of 75% of his annual base salary can be earned.

Amounts actually paid to each executive officer will depend on whether or not the various performance goals under the program are attained, the ranges described above and the discretion of the Committee.  In addition, each executive officer is eligible to receive additional bonus or incentive compensation as determined solely by the Committee from time to time, subject only to changes made by the Board of Directors. For a more detailed explanation of the Company’s annual incentive program, including targets met and amounts paid for 2008, see “Compensation Discussion & Analysis - Elements of Executive Compensation – Performance Based Incentives – Annual Incentive Program” and “Summary Compensation Table.”

In addition, these executive officers are eligible to receive option grants under the 2004 LTIP or other stock-based compensation plans that we may establish from time to time, including participation in the SPP.  Under the agreements, the executive officers and their eligible dependents will generally be entitled to participate in our employee benefit plans such as welfare benefit plans and savings and retirement plans to the same extent as other senior executive officers of the Company or by virtue of each executive officer’s position, salary, tenure and other qualifications.

In addition, to induce Mr. Vaters to accept the position of CFO, Mr. Vaters’ incentive compensation, for 2008, was guaranteed at 60% of his base salary, prorated based on his date of hire.  The Company also granted Mr. Vaters 150,000 stock options vesting in one-third increments beginning on the first anniversary of his date of employment.  The stock options are being granted pursuant to a standalone inducement stock option agreement, on terms substantially the same as grants made under the 2004 LTIP and related stock option agreement.

Termination

Each employment agreement may be terminated as follows:

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

For a description of potential payments upon termination or change of control, see “Potential Payments Upon Termination or Change of Control – Potential Payments to Alan W. Milinazzo, Michael M. Finegan, Robert S. Vaters, Michael Simpson and Bradley R. Mason.”

Section 280G

Generally, if it is determined that any amount or benefit payable to an executive officer under his agreement or otherwise in conjunction with his employment would give rise to liability of the executive officer for the excise tax imposed by Section 4999 of the Internal Revenue Code or any successor provision, then the amount of benefits payable to that executive officer shall be reduced by the Company to the extent necessary so that no portion is subject to those provisions.  This reduction shall only be made if the net amount of payments, as so reduced (and after deduction of applicable federal, state, and local income and payroll taxes on the reduced payments other than the excise tax (as that term is defined in each agreement)) is greater than the excess of (1) the net amount of the payments, without reduction (but after making the above referenced deductions) over (2) the amount of excise tax to which the executive officer would be subject in respect of those payments.

Certain Other Provisions

The employment agreements contain confidentiality, non-competition and non-solicitation covenants effective so long as the executive officers are employees of any member of the Company’s Parent Group and for a period of one year after the employment is terminated.  In the event the termination of the executive officer’s employment is for good reason or without cause and occurs during a change of control period, the term of those non-competition and non-solicitation covenants extends to a period of two years in the case of Mr. Milinazzo and 18 months in the case of Messrs. Vaters, Mason, Finegan and Simpson.  The agreements also contain confidentiality and assignment of inventions provisions that last indefinitely.

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

Second Amended and Restated Performance Accelerated Stock Option Agreement with Mr. Mason

On December 30, 2003, in conjunction with the acquisition of Breg, Inc., we granted inducement stock option awards to Mr. Mason.  Pursuant to the original PASO, Orthofix granted 150,000 PASO Options to Mr. Mason as a key executive officer of Breg, Inc.  The exercise price was fixed at $38.00 per share on November 20, 2003, which was the date Orthofix announced the agreement to acquire Breg, Inc.  The options vested on December 30, 2007, the fourth anniversary of the grant date.  Following vesting on December 30, 2007, the original PASO limited Mr. Mason’s ability to exercise specific numbers of options during the years 2008 – 2012.  If not exercised sooner as permitted under the original PASO, all options would have ultimately been exercisable after December 30, 2012, but prior to December 30, 2013.

As an inducement to Mr. Mason to extend the term of his prior employment agreement with the Company for one year as noted above, as well as to meet certain requirements under Section 409A of the Internal Revenue Code, the Company and Mr. Mason entered into the Amended PASO in November 2007.

The Amended PASO did not change the vesting date of the options granted thereunder.  However, the Amended PASO provides that Mason’s options will only be exercisable during the fixed period beginning January 1, 2009, and ending on December 31, 2009 in lieu of the prior exercise limitations.

On October 14, 2008, the Company entered into the Second Amended and Restated Performance Accelerated Stock Options Agreement (the "Second Amended PASO") with Mr. Mason that replaces the Amended PASO. The 150,000 PASO Options were already fully vested and exercisable at 38.00 per share at any time in 2009.  The sole purpose of the Second Amended PASO was to amend certain of the exercise provisions.  Under the Second Amended PASO Mr. Mason has elected that, subject to certain exceptions detailed in the Second Amended PASO, his PASO Options will only be exercisable during certain fixed periods as follows: 50,000 PASO Options beginning on each of (i) January 1, 2010 and ending on December 31, 2010, (ii) January 1, 2011 and ending on December 31, 2011, and (iii) January 1, 2012 and ending on December 31, 2012.  In the event Mr. Mason remains employed by the Company through March 31, 2010, he will be able to exercise the respective PASO Options throughout the applicable Exercise Period without regard to his continued employment by the Company beyond March 31, 2010.  Subject to certain termination provisions, any portion of the respective PASO Options that are not exercised by the last day of the applicable exercise period will not be exercisable thereafter and will lapse and be cancelled.

Employment Agreements with Former Chief Financial Officers

Orthofix Inc. entered into an employment agreement with Timothy M. Adams, the Company’s former Chief Financial Officer, effective November 19, 2007, which was subsequently amended and restated as of December 6, 2007 in connection with the Company amending the employment agreements of its executive officers as provided above.  Mr. Adams’ employment agreement contained substantially the same terms and conditions as the employment agreements described above.  Effective April 30, 2008, Mr. Adams’ employment with Orthofix Inc. terminated and he resigned from all of his positions with Orthofix International N.V. and Orthofix Inc.  At such time, his employment agreement terminated other than the post-termination obligations that remain outstanding, including the confidentiality, indemnity, non-competition, non-solicitation, legal fees and certain other provisions.  Further, his stock option agreements and the stock options related thereto terminated and were cancelled effective April 30, 2008.

We entered into an employment agreement with Thomas Hein through Orthofix Inc. effective as of April 11, 2008 in conjunction with his appointment as Chief Financial Officer of the Company (the “Hein Employment Agreement”).  Mr. Hein served as CFO of the Company and Orthofix Inc. until November 19, 2007, and he resumed his role as CFO with those companies on April 7, 2008 and served until September 7, 2008.  The Hein Employment Agreement superseded in all respects Mr. Hein’s Amended and Restated Employment Agreement dated December 7, 2007 (which was entered into contemporaneously with the other senior executive employment agreements discussed above) and the related Letter Agreement dated December 6, 2007 (with respect to his then-assumption of the role of Executive Vice President – Finance).

The Hein Employment Agreement memorialized the understanding between Mr. Hein and the Company as to the rights held by Mr. Hein in conjunction with his transition to CFO and incorporated certain amounts discussed below which the Company was previously obligated to pay Mr. Hein under the Prior Agreements under certain conditions.  Under the Hein Employment Agreement, Mr. Hein was an at-will employee and, in the event of any termination of his employment, he would not be entitled to any sums or other payments or benefits, other than as specifically provided in the Hein Employment Agreement (including that Mr. Hein will be eligible for benefits generally available to senior executives of the Company, including health care benefits for him and his spouse under the Company’s employee welfare benefit plans (or equivalent value) until his 65th birthday). Effective February 28, 2009, Mr. Hein’s employment with Orthofix Inc. terminated and he resigned from all of his positions with Orthofix International N.V. and Orthofix Inc.  At such time, his employment agreement terminated other than the post-termination obligations that remain outstanding, including the confidentiality, indemnity, non-competition, non-solicitation, legal fees and certain other provisions.  In addition, in accordance with the Company’s form of non-qualified stock option agreement under the 2004 LTIP, Mr. Hein’s options became immediately vested and immediately exercisable as of such time.

Employment Agreement with Former President, Spine Division

Orthofix Inc. entered into an employment agreement with Oliver Burckhardt, the Company’s former President, Spine Division and Blackstone Medical, Inc., on July 13, 2006, which was subsequently amended and restated as of December 6, 2007 in connection with the Company amending the employment agreements of its executive officers as provided above.  Mr. Burckhardt’s employment agreement contained substantially the same terms and conditions as the employment agreements described above.  Effective September 27, 2008, Mr. Burckhardt’s employment with Orthofix Inc. terminated and he resigned from all of his positions with Orthofix International N.V. and Orthofix Inc.  At such time, Mr. Burckhardt’s employment ceased and his employment agreement terminated, other than with respect to certain post-termination covenants set forth in the agreement.

As agreed with Mr. Burckhardt, his departure was treated as a termination without Cause under the terms of his employment agreement, entitling him to a severance payment totaling approximately $472,500 and other benefits, all as determined in accordance with his employment agreement. Mr. Burckhardt was required to sign a release in order to receive payment of such amount and the other benefits.

In addition, on August 28, 2008, Mr. Burckhardt and Orthofix Inc., a subsidiary of the Company, entered into a letter agreement pursuant to which, following Mr. Burckhardt’s departure from the Company, he would (a) assist as a consultant to Orthofix Inc. with respect to certain transition matters for a consultancy fee of $25,000, payable no sooner than January 31, 2009, and (b) sell to the Company 72,300 of his stock options in exchange for payments totaling $125,000, which amounts were paid in two installments on or about October 1, 2008 and January 31, 2009.  On January 7, 2009, the Company purchased Mr. Burckhardt’s remaining 58,000 options for $50,000, which was less than the fair market value of such options at the time of purchase as calculated using a Black-Scholes methodology.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Potential Payments to Alan W. Milinazzo, Michael M. Finegan, Robert S. Vaters, Michael Simpson and Bradley R. Mason

Termination

Under their employment agreements, each of Messrs. Milinazzo, Finegan, Vaters, Simpson and Mason is generally entitled to receive the following in the event of termination as a result of death, disability, for good reason or without cause:

•	Any amounts actually earned or owing through the date of termination (such as base salary, incentive compensation or accrued vacation) payable within 30 days after the date of termination.

•
The pro rata amount of any bonus plan incentive compensation for the fiscal year of the executive’s termination of employment (based on the number of business days he was actually employed by the Company during the fiscal year in which the termination of employment occurs) that he would have received had his employment not been terminated during such year.  This pro rata amount is payable at the time such incentive compensation is paid to other senior executives of the Company (generally, before March 15 of the next year).

•
An amount equivalent to a multiple of the executive officer’s Base Amount payable within 30 days after the date of termination calculated as set forth in the employment agreement.  The timing of such payment may be modified in accordance with Section 409A of the Internal Revenue Code.  This multiple increases as described below for payments triggered following a change of control.  ”Base Amount” means an amount equal to the sum of:

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

•
All stock options previously granted to the executive officer will vest in full and be immediately exercisable.  Any risk of forfeiture included in restricted stock grants will immediately lapse.  If the executive officer’s termination is for good reason or without cause, the executive officer will have until the latest date that each stock option would otherwise expire by its original terms had the executive officer’s employment not terminated (but in no event later than 10 years from the original grant date), to exercise any outstanding stock options.

•
Continuation of basic employee group welfare benefits (but not pension, retirement, profit-sharing, severance or similar compensatory benefits) for him and dependents substantially similar to those being received immediately prior to termination for a limited amount of time.

•	Up to $25,000 for outplacement fees incurred during the 24-month period following the date of termination.

In the event of termination for cause or as a result of voluntary termination by the executive officer, each executive officer other than Mr. Mason will only be entitled to receive the following:

•	Any amounts actually earned or owing through the date of termination (such as base salary, incentive compensation or accrued vacation); and

•
Any benefits under the Company’s stock-based compensation plans or employee benefit plans available resulting from the termination events (including under COBRA), without the agreement granting any greater rights with respect to such matters than provided for in such plans.

In the event of termination for cause or as a result of voluntary termination by him, Mr. Mason will only be entitled to receive the following:

•	Any amounts actually earned or owing through the date of termination (such as base salary, incentive compensation or accrued vacation); and

•
with respect to any stock-based compensation such as stock options, stock appreciation rights or restricted stock grants:  (i) in the event of a either a voluntary termination on or prior to March 31, 2010 or termination for cause, whatever rights, if any, that are available to Mr. Mason upon such a termination pursuant to the Plans (as defined in the agreement) or any award documents related to any stock-based compensation such as stock options, stock appreciation rights or restricted stock grants.  For the avoidance of doubt, in the event of a Voluntary Termination on or prior to March 31, 2010 or any termination for Cause, there are not any greater rights (regarding vesting, exercise or otherwise) with respect to  stock options, stock appreciation rights or restricted stock grants than is provided for in the Plans or the award documents (ii) in the event of a Voluntary Termination after March 31, 2010 only, all stock options, stock appreciation rights or similar stock-based rights previously granted to Mr. Mason will vest in full and be immediately exercisable and any risk of forfeiture included in restricted or other stock grants previously made to Mr. Mason will immediately lapse.  In addition, if Mr. Mason’s terminates his employment voluntarily after March 31, 2010, Mr. Mason will have until the latest date that each stock option or stock appreciation right would otherwise expire by its original terms had Mr. Mason’s employment not terminated (but in no event later than 10 years from the original grant date of the stock option or stock appreciation right) to exercise any outstanding stock options or stock appreciation rights.  The vesting and extension of the exercise period will occur notwithstanding any provision in any Plans or related grant documents which provides for a lesser vesting or shorter period for exercise upon a voluntary termination, notwithstanding anything to the contrary in any Plans or grant documents; provided, however, nothing in the agreement will be construed as or imply that the agreement does or can grant greater rights than are allowed under the terms and conditions of the Plans.

See “Compensation Discussion and Analysis – Elements of Executive Compensation - Other Compensation – Deferred Compensation Plan” for a discussion of payments pursuant to the Deferred Compensation Plan upon termination of employment.

Change of Control

All agreements provide for a “double-trigger” so that a change of control (as that term is defined in the agreement) alone does not grant the executive officer any specific right to terminate his employment agreement or receive severance benefits, but it can result in increased payments in the event of termination for good reason or without cause during the change of control period (as that term is defined in the employment agreement).  The multiple applicable to the executive officer’s Base Amount increases as described below for payments triggered following a change of control.  The agreements do not alter any rights the executive officers may have under separate stock-based compensation plans or agreements with the Company, and which generally provide that all stock options immediately vest upon a change of control (as that term is defined under the 2004 LTIP) without reliance on any other triggering event.

See “Compensation Discussion and Analysis – Elements of Executive Compensation - Other Compensation – Deferred Compensation Plan” for a discussion of payments pursuant to the Deferred Compensation Plan upon a change of control.

Estimated Payments

The following table reflects the estimated payments and benefits that would be provided to each of these executive officers upon their termination or upon a change of control pursuant to the terms of their respective employment agreements and related stock option agreements.  For purposes of this table, we assume that the triggering event took place on December 31, 2008 (the last business day of our 2008 fiscal year) and the price per share of our common stock was $15.33, the closing market price as of that date.  For any triggering event that presupposes a change of control, we assume a change of control has so occurred.

Name	Triggering Event	Lump Sum Severance Payment ($)	Value of Stock-Based Rights ($)(1)	Value of Welfare Benefits ($)	Fees and Expenses of Out-placement Firm ($)(2)	Total ($)(3)
Alan W. Milinazzo	Termination for death, disability, good reason or without cause	$1,125,000	–	$18,234 (6)	$25,000	$1,168,234
	Termination for cause or voluntary termination	–	–	–	–	–
	Termination following change of control(4)	–	–	–	–	–
	Termination for good reason or without cause within a change of control period(5)	$1,500,000	–	$24,312 (7)	$25,000	$1,549,312
Robert S. Vaters	Termination for death, disability, good reason or without cause	$405,616	–	$6,336 (8)	$25,000	$436,952
	Termination for cause or voluntary termination	–	–	–	–	–
	Termination following change of control(4)	–	–	–	–	–
	Termination for good reason or without cause within a change of control period(5)	$608,424	–	$9,504 (6)	$25,000	$642,928
Bradley R. Mason	Termination for death, disability, good reason or without cause	$515,384	$286,500	$8,688 (8)	$25,000	$835,572
	Termination for cause or voluntary termination	–	–	–	–	–
	Termination following change of control(4)	–	$286,500	–	–	$286,500
	Termination for good reason or without cause within a change of control period(5)	$773,076	–	$13,032 (6)	$25,000	$811,108
Michael Simpson	Termination for death, disability, good reason or without cause	$381,763	–	$7,704 (8)	$25,000	$414,467
	Termination for cause or voluntary termination	–	–	–	–	–
	Termination following change of control(4)	–	–	–	–	–
	Termination for good reason or without cause within a change of control period(5)	$572,645	–	$11,556 (6)	$25,000	$609,201
Michael M. Finegan	Termination for death, disability, good reason or without cause	$392,000	$2,700	$12,000 (8)	$25,000	$431,700
	Termination for cause or voluntary termination	–	–	–	–	–
	Termination following change of control(4)	–	$2,700	–	–	$2,700
	Termination for good reason or without cause within a change of control period(5)	$588,000	–	$18,000 (6)	$25,000	$631,000

__________________

(1)
The amount disclosed is the value of the accelerated options calculated as the difference between the exercise price and the closing price as of December 31, 2008, which was $15.33.  This amount is shown as zero for each of Messrs. Milinazzo, Vaters and Mason because all of their currently unvested stock options have an exercise price above this amount.  As of April 27, 2009, the closing price of our common stock was $17.16.  Based on this price, the amount shown in the first and third row for Mr. Mason would be $137,250, and the amount shown in the first and third row for Mr. Finegan would be $27,450.  (This amount would remain zero for each of Messrs. Milinazzo, Vaters and Mason if this price were used in the table because all of their unvested options have an exercise price above this amount.)

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

(4)
The stock option agreements under the 2004 LTIP provide that the exercisability of outstanding options accelerates upon a change of control.  As noted above, all the employment agreements provide for a “double-trigger” so that a change of control (as that term is defined in the employment agreement) alone does not grant the executive officer severance benefits.  The definition of this event in the executive officer’s stock option agreement is different than that provided in each executive officer’s employment agreement.

(5)
As defined in the employment agreement, a “change of control period” means the 24 month period commencing on the date of a change of control.  This period will instead commence on the date immediately prior to the date of the executive officer’s termination if the termination is prior to the change of control date under certain circumstances set forth in the agreement.  If this event were to occur simultaneously with the change of control, the executive would also receive the benefits described under “Change of Control” in the table above.  If termination occurs following the “Change of Control,” the executive officer will receive these benefits in addition to those described under “Change of Control” above.

(6)	For 18 months post-termination (assuming the executive officer does not secure coverage from new employment during that time).
(7)	For 24 months post-termination (assuming the executive officer does not secure coverage from new employment during that time).

(8)	For 12 months post-termination (assuming the executive officer does not secure coverage from new employment during that time).

While Messrs. Adams, Hein and Burckhardt previously entered into employment agreements with the Company, as a result of their departure from the Company, such agreements have terminated. As such, while they previously would have been entitled to rights similar to those described above for Messrs. Milinazzo, Vaters, Mason, Simpson and Finegan, they are now not entitled to any of such rights.

DIRECTOR COMPENSATION

Directors are traditionally elected each year at the Annual General Meeting of Shareholders.  Other director appointments occur from time to time as determined by the Board, for instance, in the event of vacancies on the Board resulting from a director’s death or resignation.

The Board has adopted a director compensation philosophy providing for a 50th percentile goal for total director compensation.   This philosophy is consistent with the total compensation philosophy applied to the compensation levels of the executive officers.  Non-employee directors receive a mix of cash and equity-based compensation as consideration for serving on the Board.  Current Board compensation levels were determined by the Board based upon consideration of Towers Perrin’s 2008 compensation analysis, which included a competitive market analysis to determine competitive compensation levels for our directors.    Towers Perrin’s analysis concluded that the Board’s cash fees were in line with its philosophy, but that our equity-based compensation for directors was below our peer group as compared to our preferred percentile goals.

Upon election or appointment to the Board, each Board member is currently entitled to an annual fee of $55,000 for his services, pro-rated for any partial year of service.  Chairmen of Committees are entitled to additional compensation ranging from $5,000 to $10,000 for serving in those capacities, and the Chairman of the Board receives an annual fee of $200,000 in his role as an chairman.  We do not pay any other meeting fees.  Each director may elect at the time of election to the Board or at a subsequent increase in fees to have their director fee paid either in U.S. Dollars or in the director’s local currency.  If a director does not elect to have his director fee paid in his local currency, the Company will pay the director fee in U.S. Dollars.

Directors also receive grants of stock options under the 2004 LTIP.  These grants include (i) a grant of 30,000 options, granted on the date of such director’s first election to the Board, with such options generally vesting in one-fifth increments over a 5-year period (so long as a director remains on the Board and subject to earlier vesting in the event of a change in control), and (ii) a grant of 5,000 options, granted on the date of any re-election or re-appointment to the Board, with such options generally vesting in one-third increments on the anniversary of each grant (so long as a director remains on the Board and subject to earlier vesting in the event of a change in control).  Directors are also eligible to participate in our SPP.

The following table provides information regarding director compensation during the fiscal year ended December 31, 2008.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

(a)	(b)	(d)	(g)	(h)
James F. Gero – Chairman(5)	200,000	164,141	17,578 (6)	381,719
Jerry C. Benjamin	65,000(7)	114,895	–	179,895
Charles W. Federico(8)	55,000	31,742	59,361(9)	146,103
Peter J. Hewett	55,000	31,742	149,626 (10)	236,368
Dr. Guy J. Jordan	60,000(11)	123,092	–	183,092
Thomas J. Kester	65,000(12)	114,895	–	179,895
Maria Sainz	41,250(13)	64,383	–	105,633
Dr. Walter P. von Wartburg	77,962(14)	114,895	–	192,857
Kenneth R. Weisshaar	55,000	123,092	–	178,092
______________

(1)
Mr. Milinazzo was a director and executive officer during 2008.  As such, information about him and his compensation figures are only listed in the Summary Compensation Table above and not in this Director Compensation Table.

(2)	Each of our non-employee directors receives an annual fee of $55,000 (or local currency equivalent at the director’s election) for his services (pro-rated for partial years).

(3)
Amounts shown do not reflect compensation actually received.  Instead, the amounts shown are the 2008 compensation cost recognized for stock option awards for financial statement reporting purposes as determined pursuant to Statement of Financial Accounting Standards No. 123(R), or FAS 123R.  The assumptions used in the calculation of values of stock option awards are set forth under the section entitled “Share-based Compensation” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for 2008, filed with the SEC on March 12, 2009.  Our directors’ outstanding option awards as of December 31, 2008 are as follows: Mr. Gero – 66,000; Mr. Benjamin – 44,000; Mr. Federico – 8,000; Mr. Hewett – 8,000; Dr. Jordan – 38,000; Mr. Kester – 38,000; Ms. Sainz – 30,000, Dr. von Wartburg – 44,000; and Mr. Weisshaar – 38,000.

(4)	Excludes perquisites and other personal benefits unless the aggregate amount of such annual compensation exceeded $10,000 for the director.
(5)	Mr. Gero was a director and executive officer during 2008.
(6)
This amount includes $7,500 for 401k matching, $9,415 for health insurance, $300 for long-term disability insurance, and $264 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance.

(7)	Mr. Benjamin received an additional $10,000 for his services as Chairman of the Audit Committee.
(8)
In 2005, we entered into an employment agreement with Mr. Federico while he was serving as our President and Chief Executive Officer.  While Mr. Federico ceased serving as an employee of the Company in 2006, he remains a director of the Company.  Under the applicable and continuing provisions of his employment agreement, from April 15, 2007 until December 31, 2010, he provides consulting services to the Company.  We pay Mr. Federico (i) $55,000 per year so long as he remains a director of the Company and (ii) $110,000 per year during such time as he provides consulting services, but is not a director.  In addition, Mr. Federico and his dependents are entitled to group health benefits (or the financial equivalent thereof) during the consulting period.  He is also provided with secretarial support in order to assist him in the performance of his consulting duties.  Mr. Federico and his dependents will continue to receive employee welfare benefits (or the financial equivalent thereof) during his consulting period.

(9)	This amount includes $9,361 paid by, or on behalf of, the Company with respect to health insurance.
(10)
This amount represents consulting and advisory fees paid pursuant to a written agreement with Mr. Hewett.  Under this agreement, Mr. Hewett receives fees for consulting and advisory services provided by him at such times and on such special projects as requested by the Board from time to time.  He receives a fee of $1,500 per day for each day of requested services and reports directly to the Board.  The Company pays such fees and reimburses his travel and related expenses in connection with such services.

(11)	Dr. Jordan received an additional $5,000 for his services as Chairman of the Nominating and Governance Committee.
(12)	Mr. Kester received an additional $10,000 for his services as Chairman of the Compensation Committee.
(13)	Ms. Sainz was elected to the Board of Directors on June 19, 2008. Amount reflects a pro-rated fee for Ms. Sainz’s services in 2008.
(14)
In April 2007, it was decided to compensate Dr. von Wartburg in his role as chairman of an ad hoc group of Board members that assist the Board and senior management in reviewing selected communications to external audiences.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

Who are the principal owners of Orthofix common stock?

The following table shows each person, or group of affiliated persons, who beneficially owned, directly or indirectly, at least 5% of Orthofix common stock as of April 27, 2009. Unless otherwise indicated, our information is based on reports filed with the SEC by each of the firms or individuals listed in the table below. You may obtain these reports from the SEC.

The Percent of Class figures for the common stock are based on shares of our common stock outstanding as of April 27, 2007. Except as otherwise indicated, each shareholder has sole voting and dispositive power with respect to the shares indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

FMR LLC 82 Devonshire Street Boston, MA 02109	1,630,747 (1)	9.53%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	1,385,075 (2)	8.10%

Snyder Capital Management, L.P. One Market Plaza Steuart Tower, Suit 1200 San Francisco, CA 94105	1,083,320 (3)	6.33%

Robert Gaines Cooper c/o Venner Capital SA Osprey House P.O. Box 862 Old Street St Helier Jersey JE4 2ZZ UK	905,773 (4)	5.30%

(1)
Information obtained from Schedule 13G/A filed with the SEC by FMR LLC (“FMR”) on February 17, 2009. The Schedule 13G/A discloses that, of these shares, FMR has sole power to vote or direct the vote of 438,600 shares and sole power to dispose or to direct the disposition of 1,630,747 shares.

(2)
Information obtained from Schedule 13G filed with the SEC by Wellington Management Company, LLP (“Wellington Management”) on February 17, 2009. The Schedule 13G discloses that, of these shares, Wellington Management has shared power to vote or direct the vote of 1,047,162 shares and shared power to dispose or to direct the disposition of 1,367,372 shares.

(3)
Information obtained from Schedule 13G filed with the SEC by Snyder Capital Management, L.P. and Snyder Capital Management Inc. (collectively “Snyder Capital”) on February 13, 2009. The Schedule 13G discloses that, of these shares, Snyder Capital has shared power to vote or direct the vote of 963,720 shares and shared power to dispose or to direct the disposition of 1,083,320 shares.

(4)
Information obtained from Schedule 13G filed with the SEC by Robert Gaines Cooper on May 2, 2008.  The Schedule 13G discloses that Robert Gaines Cooper has shared power to vote or direct the vote of, and shared power to dispose or to direct the disposition of, all of these shares.

Common stock owned by Orthofix's directors and executive officers

The following table sets forth the beneficial ownership of our common stock, including stock options currently exercisable and exercisable within 60 days, as of April 27, 2009 by each director, each executive officer listed in the Summary Compensation Table and all directors and executive officers as a group.  The percent of class figure is based on 17,103,142 shares of our common stock outstanding as of April 27, 2009.   Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class**

Bradley R. Mason	280,587	(1)**	1.64	%*

Alan W. Milinazzo	211,025	(2)**	1.23	%*

James F. Gero	171,371	(3)**	1.00	%*

Thomas M. Hein	160,500	(4)**	*

Jerry C. Benjamin	102,949	(5)**	*

Peter J. Hewett	63,467	(6)**	*

Michael M. Finegan	40,768	(7)**	*

Michael Simpson	39,628	(8)**	*

Dr. Walter P. von Wartburg	33,667	(9)**	*

Thomas J. Kester	31,667	(10)**	*

Kenneth R. Weisshaar	28,167	(11)**	*

Dr. Guy J. Jordan	27,667	(12)**	*

Robert S. Vaters	9,100	(13)**	*

Charles W. Federico	8,892	(14)**	*

Maria Sainz	6,000	(15)**	*

Oliver Burckhardt	–	**	*

Timothy Adams	–	**	*

All directors and executive officers as a group (20 persons)	1,324,380	**	7.74%

*	Represents less than one percent.

(1)
Reflects 2,506 shares owned directly, 88,080 shares owned indirectly and 190,001 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(2)	Reflects 26,025 shares owned indirectly and 185,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(3)	Reflects 122,504 shares owned directly and 48,867 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(4)	Reflects 3,900 shares owned directly and 156,600 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(5)	Reflects 69,282 shares owned directly and 33,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(6)	Reflects 59,800 shares owned directly and 3,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(7)	Reflects 40,768 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(8)	Reflects 39,628 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(9)	Reflects 33,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(10)	Reflects 4,000 shares owned directly and 27,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(11)	Reflects 500 shares owned directly and 27,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(12)	Reflects 27,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(13)	Reflects 9,100 shares owned directly.

(14)	Reflects 4,325 shares owned directly, 900 shares owned indirectly and 3,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

(15)	Reflects 6,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 27, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Our primary equity compensation plan is the 2004 LTIP.  Some named executive officers continue to hold outstanding awards under our previous Staff Share Option Plan and Performance Accelerated Stock Option Inducement Grants, although we no longer grant awards under these plans.  All named executive officers are also eligible at their discretion to acquire shares of common stock pursuant to our SPP.  Each of the 2004 LTIP, the Staff Share Option Plan and the SPP has been approved by our shareholders.  The Performance Accelerated Stock Option Inducement Grants were not required to be approved by our shareholders.  For more information on our equity compensation plans, see “Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Equity-Based Incentives.”

The following table provides aggregate information regarding the shares of our common stock that may be issued upon the exercise of options and rights under all of our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Rights (#) (a) (1)	Weighted-Average Exercise Price of Outstanding Options and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	3,022,641(2)	35.11	349,618(3)

Equity Compensation Plans Not Approved by Security Holders	200,000(4)	38.00	-

Total	3,222,641	35.30	349,618

 _______________

(1)
This column includes stock options and restricted stock.  The weighted-average exercise price in column (b) only relates to the exercise price of stock options because the restricted stock has no exercise price.

(2)
Options were granted pursuant to the following plans:  the Staff Share Option Plan and the 2004 LTIP.  As mentioned above, there are currently no more shares available for issuance under the Staff Share Option Plan.

(3)	Included are 20,312 registered shares available for issuance pursuant to the SPP and 329,306 shares remaining available for grant under the 2004 LTIP.
(4)
On December 30, 2003, in conjunction with the acquisition of Breg, Inc., we granted inducement stock option awards to two key executive officers of Breg, Inc.  These option grants were not approved by shareholders, and were granted in reliance on the Nasdaq exception to shareholder approval for equity grants to new hires.  See “Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Equity-Based Incentives – Previous Equity Compensation Plans – Performance Accelerated Stock Option Inducement Agreements” for more information on these grants.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Procedures for Approval of Related Person Transactions

The Company’s policies and procedures for the review, approval or ratification of related-party transactions are set forth in our Code of Conduct and Ethics.  Our policy is that the Audit Committee will review and approve all related party transactions that meet the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Transactions involving Charles W. Federico

Gregory Federico, son of Mr. Federico, a director and former Orthofix Group President and Chief Executive Officer, is the owner of OrthoPro, Inc. (“OrthoPro”), which acts as an independent third-party distributor for Breg.  In 2008, Breg paid commissions to OrthoPro of approximately $1,326,000.  The OrthoPro distributor relationship with Breg predates Orthofix’s acquisition of Breg in December of 2003 and commissions paid to OrthoPro are at a rate that the Company considers to be generally accepted in the industry.

Matthew Federico, son of Mr. Federico, is employed by Breg and was paid approximately $116,000 by Breg during 2008.

Transactions involving Robert Gaines-Cooper

Robert Gaines-Cooper was a member of the Company’s Board of Directors until December 2006 and is a significant shareholder of the Company.

On March 17, 2008, our Breg division sold its pain care product assets to LMA North America, a Delaware corporation and LMA Medical & Innovations Limited, an entity organized under the laws of the Republic of Seychelles.  These entities are subsidiaries of LMA International N.V., a Netherlands Antilles company.  LMA paid approximately $6.0 million to Breg at closing and agreed to an additional $1 million future payment that is contingent upon sales levels being maintained post-closing.  Mr. Gaines-Cooper is Chairman of LMA International N.V.

The Company also has commercial relationships with several entities that the Company understands are wholly or partially owned by LMA.  In some cases, Mr. Gaines-Cooper may have a direct or indirect equity interest in such entities.  For example, two of the Company’s subsidiaries have product distribution agreements with LMA-controlled entities, and in 2008 paid a total of $10.3 million to purchase LMA product pursuant to these distribution agreements.

Director Independence

Of our current directors, the Board has determined that Messrs. Benjamin, Kester and Weisshaar, Ms. Sainz, Dr. Jordan and Dr. von Wartburg are independent under the current listing standards of the Nasdaq Global Select Market and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

Item 14.  Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth by category of service the total fees for services performed by Ernst & Young LLP during the fiscal years ended December 31, 2008 and December 31, 2007:

	2008	2007
Audit Fees	$2,605,000	$3,107,000
Audit-Related Fees	$121,000	$316,000
Tax Fees	$1,438,000	$1,061,000
All Other Fees	$7,000	$7,000
Total	$4,171,000	$4,484,000

Audit Fees

Audit fees in 2008 and 2007 consisted of the aggregate fees, including expenses, billed in connection with the audit of our annual financial statements, quarterly reviews of the financial information included in our quarterly reports on Form 10-Q, statutory audits of our subsidiaries and services that are normally provided by the independent registered public accounting firm and fees billed for professional services rendered for the audit of management’s assessment of the effectiveness of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Audit-related fees in 2008 and 2007 consists of the aggregate fees billed for assurance and related services and are not reported under “Audit Fees.”  These fees included fees billed for acquisition-related due diligence services, employee benefit plan audits and accounting consultations.

Tax Fees

Tax fees in 2008 and 2007 consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.  These fees included fees billed for federal and state tax review and consulting services, tax audit services and other tax consulting services.

All Other Fees

All Other Fees consist of aggregate fees billed for products and services other than the services reported above.  For fiscal years 2008 and 2007, this category included fees related to professional reference materials and publications.

Pre-Approval Policies and Procedures

The Audit Committee approves all audits, audit-related services, tax services and other services provided by Ernst & Young LLP.  Any services provided by Ernst & Young LLP that are not specifically included within the scope of the audit must be either (i) pre-approved by the entire Audit Committee in advance of any engagement or (ii) pre-approved by the Chairman of the Audit Committee pursuant to authority delegated to him by the other independent members of the Audit Committee, in which case the Audit Committee is then informed of his decision.  Under the Sarbanes-Oxley Act of 2002, these pre-approval requirements are waived for non-audit services where (i) the aggregate of all such services is no more than 5% of the total amount paid to the external auditors during the fiscal year in which such services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services and (iii) such services are approved by the Audit Committee prior to the completion of the audit engagement.  In 2008, all fees paid to Ernst & Young LLP for non-audit services were pre-approved.

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

ORTHOFIX INTERNATIONAL N.V.

Dated: April 30, 2009	By:	/s/ Alan W. Milinazzo
	Name:	Alan W. Milinazzo
	Title:	Chief Executive Officer and President