Form 10-Q
period 2009-03-31
ORTHOFIX INTERNATIONAL N V
filed 2009-05-07
CIK 884624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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

As of May 5, 2009, 17,104,065 shares of common stock were issued and outstanding.

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

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, risks relating to the expected sales of products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, unfavorable results in litigation matters, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, changes to and interpretation of governmental regulation of medical devices, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry and the economy, currency or interest rate fluctuations, corporate development and marketing development activities, including acquisitions and divestitures, unexpected costs or operating unit performance related to recent acquisitions, unexpected difficulties meeting covenants under our senior secured bank credit facility and the other risks described under Item 1A – “Business – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A – “Risk Factors” in this Form 10-Q.

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands except share data)
	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,817	$14,594
Restricted cash	11,194	10,998
Trade accounts receivable, less allowance for doubtful accounts of $6,608 and $6,473 at March 31, 2009 and December 31, 2008, respectively	109,448	110,720
Inventories, net	91,948	91,185
Deferred income taxes	18,824	17,543
Prepaid expenses and other current assets	29,369	29,610
Total current assets	267,600	274,650
Investments, at cost	2,095	2,095
Property, plant and equipment, net	31,901	32,660
Patents and other intangible assets, net	51,971	53,546
Goodwill	181,567	182,581
Deferred taxes and other long-term assets	14,041	15,683
Total assets	$549,175	$561,215
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$653	$1,907
Current portion of long-term debt	3,329	3,329
Trade accounts payable	24,535	23,865
Other current liabilities	45,733	45,894
Total current liabilities	74,250	74,995
Long-term debt	264,730	277,533
Deferred income taxes	4,562	4,509
Other long-term liabilities	1,877	2,117
Total liabilities	345,419	359,154
Contingencies (Note 19)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 17,104,065 and 17,103,142 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,710	1,710
Additional paid-in capital	169,449	167,818
Retained earnings	32,526	29,647
Accumulated other comprehensive income	71	2,886
Total shareholders’ equity	203,756	202,061
Total liabilities and shareholders’ equity	$549,175	$561,215

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited, U.S. Dollars, in thousands except share and per share data)	Three Months Ended
	2009	2008

Net sales	$128,974	$128,032
Cost of sales	32,806	34,238
Gross profit	96,168	93,794
Operating expenses
Sales and marketing	52,264	50,196
General and administrative	22,684	22,180
Research and development	9,087	6,354
Amortization of intangible assets	1,633	5,043
Gain on sale of Pain Care® operations	-	(1,570)
	85,668	82,203
Operating income	10,500	11,591

Other income (expense), net
Interest expense, net	(6,117)	(5,390)
Unrealized non-cash gain on interest rate swap	239	-
Other income (expense), net	(323)	494
	(6,201)	(4,896)
Income before income taxes	4,299	6,695
Income tax expense	(1,420)	(3,089)

Net income	$2,879	$3,606

Net income per common share – basic	$0.17	$0.21

Net income per common share – diluted	$0.17	$0.21

Weighted average number of common shares - basic	17,103,543	17,087,003

Weighted average number of common shares - diluted	17,121,571	17,261,172

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited, U.S. Dollars, in thousands)	2009	2008

Cash flows from operating activities:
Net income	$2,879	$3,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,217	7,397
Amortization of debt costs	49	395
Provision for doubtful accounts	1,648	1,156
Deferred taxes	(93)	-
Share-based compensation	2,824	2,094
Amortization of step up of fair value in inventory	-	152
Gain on sale of Pain Care® operations	-	(1,570)
Other	1,503	(2,342)
Change in operating assets and liabilities:
Restricted cash	(191)	(1,773)
Accounts receivable	(1,686)	(5,586)
Inventories	(2,305)	(8,447)
Prepaid expenses and other current assets	79	2,627
Accounts payable	1,090	3,809
Current liabilities	86	(616)
Net cash provided by operating activities	11,100	902

Cash flows from investing activities:
Capital expenditures	(3,536)	(4,112)
Proceeds from sale of Pain Care® operations	-	5,980
Net cash provided by (used in) in investing activities	(3,536)	1,868

Cash flows from financing activities:
Net proceeds from issuance of common shares	-	1,907
Repayments of long-term debt	(12,804)	(4,524)
Proceeds from (repayments of) bank borrowings, net	(1,128)	1,361
Cash payment for purchase of minority interest in subsidiary	(1,143)	-
Tax benefit on non-qualified stock options	-	17
Net cash used in financing activities	(15,075)	(1,239)
Effect of exchange rate changes on cash	(266)	136
Net increase (decrease) in cash and cash equivalents	(7,777)	1,667
Cash and cash equivalents at the beginning of the year	14,594	25,064
Cash and cash equivalents at the end of the period	$6,817	$26,731

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BUSINESS

Orthofix International N.V. (the “Company”) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the Orthopedic products market.  The Company is made up of four reportable segments: Domestic, Spinal Implants and Biologics, Breg and International.  See Note 13 for a description of each segment.

NOTE 2:	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the Consolidated Financial Statements and Notes thereto of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3:	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2009, the Company adopted, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 provides guidance related to the classification of the payments between participants, the appropriate income statement presentation, as well as disclosures related to certain collaborative arrangements.  The adoption of EITF 07-1 did not have a material impact on the Company’s results of operations or financial position, as the Company had previously applied the guidance included in EITF 07-1 since there was no prevailing guidance.

In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interest in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 and its adoption changed the method in which the Company accounted for the minority interest acquisition during the first quarter of 2009.  SFAS No. 160 requires the excess purchase price over the minority interest liability (at the time of the acquisition) to be recorded as a reduction in Additional paid-in capital, rather than goodwill.  The disclosure requirements of SFAS No. 160 did not have an impact on the Company’s financial reporting as the remaining minority interest liability is immaterial.

NOTE 4:	SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment”.  Under SFAS No. 123(R), all share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the statement of operations over the requisite service period.  Commencing in June 2007, the Company offered restricted shares in addition to stock options as a form of share-based compensation.

The following table shows the detail of share-based compensation by line item in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008:

(US$ in thousands)	Three Months Ended March 31,
	2009	2008

Cost of sales	$66	$113

Sales and marketing	504	184

General and administrative	2,137	1,564

Research and development	117	233

Total	$2,824	$2,094

There are no performance requirements for share-based compensation awarded to employees.

NOTE 5:	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2009 presentation.  The reclassifications have no effect on previously reported net income or shareholders’ equity.

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

Inventories were as follows:

	March 31,	December 31,
(US$ in thousands)	2009	2008

Raw materials	$9,444	$9,314
Work-in-process	8,683	8,829
Finished products	56,899	57,151
Field inventory	14,430	13,633
Consignment inventory	24,244	23,426
	113,700	112,353
Less reserve for obsolescence	(21,752)	(21,168)
	$91,948	$91,185

NOTE 7:	GOODWILL

The changes in the carrying value of goodwill by reportable segment for the period ended March 31, 2009 are as follows:

(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
At December 31, 2008	$31,793	$9,367	$99,295	$42,126	$182,581
Foreign currency	-	-	-	(1,014)	(1,014)
At March 31, 2009	$31,793	$9,367	$99,295	$41,112	$181,567

NOTE 8:	PATENTS AND OTHER INTANGIBLE ASSETS

(US$ in thousands) Cost	March 31, 2009	December 31, 2008
Patents and developed technologies	$25,785	$25,602
Trademarks – definite lived (subject to amortization)	108	105
Trademarks – indefinite lived (not subject to amortization)	23,406	23,382
Distribution networks	44,586	44,586
	93,885	93,675
Accumulated amortization
Patents and developed technologies	(13,940)	(13,194)
Trademarks – definite lived (subject to amortization)	(108)	(105)
Distribution networks	(27,866)	(26,830)

Patents and other intangible assets, net	$51,971	$53,546

Amortization expense for intangible assets is estimated to be approximately $4.5 million for the remainder of 2009 and $5.9 million, $5.9 million, $4.6 million, $1.5 million and $6.2 million for the periods ending December 31, 2010, 2011, 2012, 2013, and 2014 and thereafter, respectively.

NOTE 9:	BANK BORROWINGS

(US$ in thousands)	March 31, 2009	December 31, 2008
Borrowings under line of credit	$653	$1,907

The weighted average interest rates on borrowings under lines of credit as of March 31, 2009 and December 31, 2008 were 4.29% and 5.86%, respectively.

Borrowings under lines of credit consist of borrowings in Euros.  The Company had unused available lines of credit of 6.8 million Euros ($9.0 million) and 5.2 million Euros ($7.3 million) at March 31, 2009 and December 31, 2008, respectively, in its Italian line of credit, which gives the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.  This line of credit is unsecured.

NOTE 10:	LONG-TERM DEBT

(US$ in thousands)	March 31, 2009	December 31, 2008

Long-term obligations	$267,875	$280,700
Other loans	184	162
	268,059	280,862

Less current portion	(3,329)	(3,329)
	$264,730	$277,533

On September 22, 2006 the Company’s wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone Medical Inc. (“Blackstone”).  Certain terms of the senior secured credit facility were amended September 29, 2008.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million and (2) a six-year revolving credit facility of $45.0 million.  As of March 31, 2009, the Company had no amounts outstanding under the revolving credit facility and $267.9 million outstanding under the term loan facility.  Obligations under the senior secured credit facility have a floating interest rate of the London Inter-Bank Offered Rate (“LIBOR”) plus a margin, with a LIBOR floor of 3.0% or prime rate plus a margin.  Currently, the term loan includes a $150.0 million LIBOR loan plus a margin of 4.50% and $117.9 million prime rate loan plus a margin of 3.50%. The effective interest rates on the senior secured credit facility, including the impact of an interest rate swap (see Note 17), as of March 31, 2009 and December 31, 2008 were 8.6% and 8.4%, respectively.

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

Certain subsidiaries of the Company have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s senior secured credit facility.  The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company.  Domestic subsidiaries of the Company, as parties to the credit agreement, have access to these net assets for operational purposes.  The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2009 is $118.4 million compared to $111.3 million at December 31, 2008.  In addition, the senior secured credit facility restricts the Company and subsidiaries that are not parties to the credit facility from access to cash held by Colgate Medical Limited and its subsidiaries.  All credit party subsidiaries have access to this cash for operational and debt repayment purposes.  The amount of restricted cash of the Company as of March 31, 2009 is $11.2 million compared to $11.0 million at December 31, 2008.

Weighted average interest rates on current maturities of long-term obligations as of March 31, 2009 and December 31, 2008 were 8.6% and 8.4%, respectively.

NOTE 11:	COMMON SHARES

For the three months ended March 31, 2009, there were 923 shares of common stock issued upon the vesting of restricted stock.

NOTE 12:	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. The components of and changes in accumulated other comprehensive income are as follows:

(US$ in thousands)	Foreign Currency Translation Adjustments	Fair Value of Derivative	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2008	$(211)	$3,097	$2,886
Unrealized loss on derivative instruments, net of tax of $(734)	-	(1,889)	(1,889)
Foreign currency translation adjustment	(926)	-	(926)
Balance at March 31, 2009	$(1,137)	$1,208	$71

Comprehensive income is comprised of the following components:

(US$ in thousands)	Three Months Ended March 31,
	2009	2008
Net income	$2,879	$3,606

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instrument, net of tax	(1,889)	2,824
Foreign currency translation adjustment	(926)	(1,627)
Total comprehensive income	$64	$4,803

NOTE 13:	BUSINESS SEGMENT INFORMATION

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

Spinal Implants and Biologics
Spinal Implants and Biologics (“Spinal Implants and Biologics”) consists of Blackstone, based in Springfield, Massachusetts and its two subsidiaries, Blackstone GmbH and Goldstone GmbH. Spinal Implants and Biologics specializes in the design, development and marketing of spinal implant and related human cellular and tissue based products (“HCT/P products”, often referred to as Biologic products). Spinal Implants and Biologics distributes its products through a network of domestic and international distributors, sales representatives and affiliates.

Breg
Breg, Inc. (“Breg”), based in Vista, California, designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international distributors, sales representatives and affiliates.

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

The following tables below present information by reportable segment for the three months ended March 31:

	External Sales		Intersegment Sales
(US$ in thousands)	2009	2008	2009	2008
Domestic	$49,797	$44,127	$1,580	$1,621
Spinal Implants and Biologics	28,519	28,831	365	1,524
Breg	23,110	22,063	1,510	1,538
International	27,548	33,011	4,638	5,499
Total	$128,974	$128,032	$8,093	$10,182

The following table presents operating income (loss) by segment for the three months ended March 31:

Operating Income (Loss)	Three Months Ended March 31,
(US$ in thousands)	2009		2008
Domestic	$16,652		$14,133
Spinal Implants and Biologics	(7,732	) (1)	(3,807)
Breg	3,030		4,371
International	3,674		4,564
Group Activities	(5,472)		(7,816)
Eliminations	348		146
Total	$10,500		$11,591

(1)  Includes $2.8 million of research and development expense from collaborative arrangements and $1.3 million of restructuring charges.

The following tables present sales by market sector for the three months ended March 31, 2009 and 2008:

	Sales by Market Sector for the three months ended March 31, 2009
(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total

Spine	$37,283	$28,519	$-	$326	$66,128
Orthopedics	12,514	-	-	17,079	29,593
Sports Medicine	-	-	23,110	1,136	24,246
Vascular	-	-	-	4,408	4,408
Other	-	-	-	4,599	4,599

Total	$49,797	$28,519	$23,110	$27,548	$128,974

	Sales by Market Sector for the three months ended March 31, 2008
(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total

Spine	$33,373	$28,831	$-	$254	$62,458
Orthopedics	10,754	-	-	19,007	29,761
Sports Medicine	-	-	22,063	1,260	23,323
Vascular	-	-	-	5,376	5,376
Other	-	-	-	7,114	7,114

Total	$44,127	$28,831	$22,063	$33,011	$128,032

The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries.

Identifiable Assets
(US$ in thousands)	March 31, 2009	December 31, 2008
Domestic	$109,819	$110,981
Spinal Implants and Biologics	119,701	121,508
Breg	171,760	172,398
International	138,255	146,444
Group activities	11,082	10,624
Eliminations	(1,442)	(740)
Total	$549,175	$561,215

NOTE 14:	RESTRUCTURING CHARGES

In the fourth quarter of 2008, the Company initiated a restructuring plan to improve operations and reduce costs at Blackstone.  The plan involves the consolidation of substantially all of Blackstone’s current operations in Wayne, NJ and Springfield, MA into the same facility housing its spine stimulation and US orthopedics business in the Dallas, TX area.  During the three months ended March 31, 2009, the Company recorded net restructuring charges of $1.3 million, which were primarily related to severance costs and accelerated depreciation costs related to shortening lives of assets which will be disposed of. These restructuring costs are recorded in general and administrative expense and are classified in the Spinal Implants and Biologics segment. The Company plans to complete the restructuring and consolidation by the fourth quarter of 2009.

NOTE 15:	INCOME TAXES

The difference between the reported tax provision as a percentage of income before income taxes of 33.0% and the  U.S. statutory rate of 35% is principally related to the benefits associated with the Company’s mix of earnings and a restructuring of the Company’s European operations in 2006 whereby certain intangible assets were sold between subsidiaries in order to optimize the Company’s supply chain, partially offset by the generation of current period un-benefitted net operating losses in various foreign jurisdictions.

As of March 31, 2009, the Company’s gross unrecognized tax benefit was $0.7 million.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.  As of March 31, 2009, the Company had approximately $0.4 million accrued for interest and penalties.  The entire $1.1 million of unrecognized tax benefit would affect the Company’s effective tax rate if recognized.  The Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

The Company is subject to tax examinations in all major taxing jurisdictions in which it operates.  The Company files a consolidated income tax return in the U.S. federal jurisdiction and numerous consolidated and separate income tax returns in many state and foreign jurisdictions. The statute of limitations with respect to U.S. federal tax filings is closed for years prior to December 31, 2004.  The statute of limitations for the various U.S. state tax filings is closed in most instances for years prior to December 31, 2005.  There are certain U.S. state tax statutes open for years from 1997 forward due to current examinations.  The statutes of limitations with respect to the major foreign tax filing jurisdictions are generally closed for years prior to December 31, 2004.

NOTE 16:	EARNINGS PER SHARE

For the three months ended March 31, 2009 and 2008, there were no adjustments to net income for purposes of calculating basic and diluted net income per common share.  The following table is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations.

	Three Months Ended March 31,
	2009	2008

Weighted average common shares - basic	17,103,543	17,087,003
Effect of dilutive securities	18,028	174,169
Weighted average common shares – diluted	17,121,571	17,261,172

For the three months ended March 31, 2009 and 2008, the Company did not include 3,011,105 options and 260,668 options, respectively in the diluted shares outstanding calculation because their inclusion would have been anti-dilutive or because their exercise price exceeded the average market price of the Company’s common stock during the period.

NOTE 17:	DERIVATIVE INSTRUMENTS

In 2006, the Company entered into a cross-currency swap agreement to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.  The derivative instrument, a ten-year fully amortizable agreement with a notional amount of $63.0 million, is scheduled to expire on December 30, 2016.  The instrument is designated as a cash flow hedge.  The amount outstanding under the agreement as of March 31, 2009 and December 31, 2008 is $56.7 million.  Under the agreement, the Company pays Euro and receives U.S. dollars based on scheduled cash flows in the agreement. The Company recognized an unrealized gain (loss) on the change in fair value of this swap arrangement of $(1.9) million and $2.8 million, net of tax, within other comprehensive income in the three months ended March 31, 2009 and 2008, respectively.

In June 2008, the Company entered into a three year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011.  During the second and third quarters of 2008, the interest rate Swap was accounted for as a cash flow hedge, and changes in its value were recorded as part of accumulated other comprehensive income on the balance sheet.  Due to declining interest rates and a LIBOR floor in the Company's amended credit facility, the effectiveness of the Swap was no longer deemed highly effective.  Therefore, during the fourth quarter of 2008, the Company incurred an unrealized, non-cash loss of approximately $8.0 million which resulted from changes in the fair value of the Company’s interest rate Swap.   Cash flow accounting is no longer applied and mark-to-market adjustments are required to be reported in current earnings through the expiration of the Swap in June 2011.  For the three months ended March 31, 2009, the Company recorded an unrealized gain of $0.2 million in other income (expense), net on the statement of operations.   The Swap continues to provide an economic hedge against fluctuating interest rate exposure on the $150.0 million portion of outstanding debt it covers, should the LIBOR interest rate rise above 3.73%.

As required by SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), the tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (“OCI”) or income.

(US$ in thousands)
As of and for the three months ended March 31, 2009	Fair value: favorable (unfavorable)	Balance sheet location	Amount of gain (loss) recognized in OCI	Amount of gain (loss) recognized in income
Cross-currency swap	$1,328	Other long-term assets	$(1,889)	$-
Interest rate swap	$(7,737)	Other current liabilities	$-	$239

As of and for the three months ended March 31, 2008	Fair value: favorable (unfavorable)	Balance sheet location	Amount of gain (loss) recognized in OCI	Amount of gain (loss) recognized in income
Cross-currency swap	$(8,485)	Other long-term liabilities	$2,824	$-
Interest rate swap	N/A	N/A	N/A	N/A

NOTE 18:             FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Non-financial assets and liabilities of the Company measured at fair value include any long-lived assets or equity method investments that are impaired in a currently reported period.  SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance March 31, 2009	Level 1	Level 2	Level 3
Derivative Financial Instruments(1)
Cash Flow Hedges
Interest rate hedge	$(7,737)	$-	$(7,737)	$-
Cross currency hedge	$1,328	$-	$1,328	$-

(1)  See Note 17, “Derivative Instruments”.

NOTE 19:	CONTINGENCIES

Litigation

On or about July 23, 2007, our subsidiary, Blackstone received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes.  The subpoena seeks documents for the period January 1, 2000 through July 31, 2006, which is prior to Blackstone’s acquisition by the Company.  The Company believes that the subpoena concerns the compensation of physician consultants and related matters.  On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the agreement and plan of merger between the Company, New Era Medical Corp. and Blackstone, dated as of August 4, 2006 (the “Blackstone Merger Agreement”), for any losses to us resulting from this matter.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about January 7, 2008, the Company received a federal grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts.  The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007.  The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters.  On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to the Company resulting from this matter.  On or about April 29, 2009, counsel for the Company received a HIPAA subpoena issued by the U.S. Attorney’s Office for the District of Massachusetts.  The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007.  The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters, as well as the January 7, 2008 federal grand jury subpoena.

On or about December 5, 2008, the Company obtained a copy of a qui tam complaint filed by Susan Hutcheson and Philip Brown against Blackstone and the Company in the U.S. District Court for the District of Massachusetts.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  On November 21, 2008, the U.S. Department of Justice filed a notice of non-intervention in the case.   The complaint was served on Blackstone on or about March 24, 2009 and counsel for the Company subsequently agreed to accept service on Orthofix’s behalf.  The complaint alleges a cause of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on physician consultants, as well as a cause of action for retaliation and wrongful discharge.  The Company believes that this lawsuit is related to the matters described above involving the Department of Health and Human Services, Office of the Inspector General, and the United States Attorney’s Office for the District of Massachusetts.  The Company intends to defend vigorously against this lawsuit.  On September 18, 2008, after being informed of the existence of the lawsuit by representatives of the U.S. Department of Justice and prior to the unsealing of the complaint (which was unsealed by the court on or about November 24, 2008), the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter.

On or about September 27, 2007, Blackstone received a federal grand jury subpoena issued by the United States Attorney’s Office for the District of Nevada (“USAO-Nevada subpoena”). The subpoena seeks documents for the period from January 1999 to the date of issuance of the subpoena. The Company believes that the subpoena concerns payments or gifts made by Blackstone to certain physicians.  On February 29, 2008, Blackstone received a Civil Investigative Demand (“CID”) from the Massachusetts Attorney General’s Office, Public Protection and Advocacy Bureau, Healthcare Division.  The Company believes that the CID seeks documents concerning Blackstone’s financial relationships with certain physicians and related matters for the period from March 2004 through the date of issuance of the CID. The Ohio Attorney General’s Office, Health Care Fraud Section has issued a criminal subpoena, dated August 8, 2008, to Orthofix, Inc. (the “Ohio AG subpoena”).  The Ohio AG subpoena seeks documents for the period from January 1, 2000 through the date of issuance of the subpoena.  The Company believes that the Ohio AG subpoena arises from a government investigation that concerns the compensation of physician consultants and related matters.  On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from the USAO-Nevada subpoena, the Massachusetts CID and the Ohio AG subpoena.

By order entered on January 4, 2007, the United States District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer.  The complaint alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan.  The Company believes that Blackstone has meritorious defenses to the claims alleged and the Company intends to defend vigorously against this lawsuit.  On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

The Company is unable to predict the outcome of each of the escrow claims described above in the preceding paragraphs or to estimate the amount, if any, that may ultimately be returned to the Company from the escrow fund and there can be no assurance that losses to us from these matters will not exceed the amount of the escrow account.  As of March 31, 2009 and December 31, 2008, included in Prepaid expenses and other current assets is approximately $10.3 million and $8.3 million of escrow receivable balances related to the Blackstone matters described above, respectively.

In addition to the foregoing claims, the Company has submitted claims for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for losses that have or may result from certain civil actions filed against Blackstone as well as certain claims against Blackstone alleging rights to payments for Blackstone stock options not reflected in Blackstone's corporate ledger at the time of Blackstone's acquisition by the Company, or that the shares or stock options subject to those claims were improperly diluted by Blackstone.  To date, the representative of the former shareholders of Blackstone has not objected to approximately $1.5 million in such claims from the escrow fund, with certain claims remaining pending.

On or about April 10, 2009, the Company received a HIPAA subpoena (“HIPAA subpoena”) issued by the U.S. Attorney's Office for the District of Massachusetts.  The subpoena seeks documents for the period January 1, 1995 through the date of the subpoena.  The Company believes that the subpoena concerns the classification and marketing of its bone growth stimulators and related matters.  The Company intends to cooperate with the government's requests. The Company is unable to predict what actions, if any, might be taken by the government or what impact, if any, the outcome of this matter might have on the Company’s consolidated financial position, results of operations or cash flows.

On or about April 14, 2009, the Company obtained a copy of a qui tam complaint filed by Jeffrey J. Bierman in the U.S. District Court for the District of Massachusetts against Orthofix, Inc., the Company, and other companies that have allegedly manufactured bone growth stimulation devices, including Orthologic Corp., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. By order entered on March 24, 2009, the court unsealed the case.  The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promote the sale, as opposed to the rental, of bone growth stimulation devices.  The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business.  The Company believes that this lawsuit is related to the matter described above involving the HIPAA subpoena.  To the best of the Company’s knowledge, the plaintiff has not served either Orthofix, Inc. or the Company.  If served, the Company intends to defend vigorously against this lawsuit.

Effective October 29, 2007, Blackstone, entered into a settlement agreement of a patent infringement lawsuit brought by certain affiliates of Medtronic Sofamor Danek USA Inc. In that lawsuit, the Medtronic plaintiffs had alleged that they were the exclusive licensees of certain US patents and that Blackstone's making, selling, offering for sale, and using its Blackstone Anterior Cervical Plate, 3º Anterior Cervical Plate, Hallmark Anterior Cervical Plate and Construx Mini PEEK VBR System products within the United States willfully infringed the subject patents.  Blackstone denied infringement and asserted that the Patents were invalid.  The settlement agreement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  On July 20, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

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

Concentrations of credit risk

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses our liquidity, financial condition, and the results of our operations for the three months ended March 31, 2009 compared to our results of operations for the three months ended March 31, 2008.  These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends.  However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer.  Certain of the Breg® bracing products experience greater demand in the fall and winter corresponding with high school and college football schedules and winter sports.  In addition, we do not believe our operations will be significantly affected by inflation.  However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations.  Our objective is to limit the impact of such movements on earnings and cash flows.  In order to achieve this objective, we seek to balance non-dollar income and expenditures.  During the three months ended March 31, 2009 and all of  2008, we have used derivative instruments to hedge certain foreign currency fluctuation exposures as well as interest rate exposure on LIBOR-based borrowings.  See Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

We manage our operations as four business segments: Domestic, Spinal Implants and Biologics, Breg, and International.  Domestic consists of operations of our subsidiary Orthofix Inc.  Spinal Implants and Biologics consist of our Blackstone subsidiary and their domestic and international operations.  Breg consists of Breg Inc.’s domestic operations and international distributors.   International consists of operations which are located in the rest of the world as well as independent export distribution operations.  Group Activities are comprised of the operating expenses and identifiable assets of Orthofix International N.V. and its U.S. holding company subsidiary, Orthofix Holdings, Inc.

Segment and Market Sector Revenues

The following tables display net sales by business segment and net sales by market sector.  We keep our books and records and account for net sales, costs of sales and expenses by business segment.  We provide net sales by market sector for information purposes only.

Business Segment:

	Three Months Ended March 31,
(US$ in thousands)	2009		2008
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Growth
Domestic	$49,797	39%	$44,127	34%	13%

Spinal Implants and Biologics	28,519	22%	28,831	23%	-1%

Breg	23,110	18%	22,063	17%	5%

International	27,548	21%	33,011	26%	-17%

Total	$128,974	100%	$128,032	100%	1%

Market Sector:

	Three Months Ended March 31,
	2009		2008
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Reported Growth	Constant Currency Growth
Spine	$66,128	51%	$62,458	49%	6%	6%
Orthopedics	29,593	23%	29,761	23%	-1%	10%
Sports Medicine	24,246	19%	23,323	18%	4%	5%
Vascular	4,408	3%	5,376	4%	-19%	-13%
Other	4,599	4%	7,114	6%	-35%	-17%

Total	$128,974	100%	$128,032	100%	1%	5%

The following table presents certain items from our Condensed Consolidated Statements of Operations as a percent of total net sales for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(%)	(%)

Net sales	100	100
Cost of sales	25	27
Gross profit	75	73
Operating expenses
Sales and marketing	41	39
General and administrative	18	17
Research and development	7	5
Amortization of intangible assets	1	4
Gain on sale of Pain Care® operations	-	(1)
Total operating income	8	9
Net income	2	3

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net sales increased 1% to $129.0 million in the first quarter of 2009 compared $128.0 million for the same period last year.  The impact of foreign currency decreased sales by $5.1 million during the first quarter of 2009 when compared to the first quarter of 2008.

Sales by Business Segment:

Net sales in Domestic increased to $49.8 million in the first quarter of 2009 compared to $44.1 million for the same period last year, an increase of 13%.  Domestic’s net sales represented 39% and 34% of total net sales during the first quarter of 2009 and 2008, respectively. The increase in Domestic’s net sales was partially the result of a 12% increase in sales in our Spine market sector, which was mainly driven by the increase in sales of our Spinal-Stim® and Cervical-Stim® products.  The increase in Domestic’s net sales was also attributable to the 16% increase in our Orthopedic market sector which included a 28% increase in sales of Physio-Stim® products as compared to the prior year period as well as more than doubled sales growth in sales of human cellular and tissue based products (“HCT/P products”, often referred to as Biologic products) used in orthopedic applications when comparing these same two periods.

Domestic Sales by Market Sector:

	Net Sales for the Three Months Ended March 31,
(US$ in thousands)	2009	2008	Growth

Spine	$37,283	$33,373	12%
Orthopedics	12,514	10,754	16%

Total	$49,797	$44,127	13%

Net sales in Spinal Implants and Biologics decreased $0.3 million to $28.5 million in the first quarter of 2009 compared to $28.8 million for the same period last year, a decrease of 1%.  Spinal Implants and Biologics’ net sales represented 22% and 23% of total net sales during the first quarter of 2009 and 2008, respectively. The decrease in sales was primarily related to sales of Spinal Implants and Biologics’ products through our wholly-owned international distributor. Sales from our biologics products increased 19% when compared to the same period in the prior year which was offset by a decrease in product sales for thoracolumbar and interbody use, where new products are scheduled for release in the second quarter of 2009.   All of Spinal Implants and Biologics’ sales are recorded in our Spine market sector.

Net sales in Breg increased $1.0 million to $23.1 million in the first quarter of 2009 compared to $22.1 million for the same period last year, an increase of 5%. Breg’s net sales represented 18% and 17% of total net sales during first quarter of 2009 and 2008, respectively.  The increase in Breg’s net sales was primarily due to a 12% increase in sales of our Breg® bracing products when compared to the same period in the prior year, primarily as a result of the sales of our new products which include spine bracing.  Further, sales of our cold therapy products increased 8% over the same period in the prior year which is due to the recent launch of our new Kodiak® cold therapy products.  These increases were partially offset by a decrease in sales of our pain therapy products as a result of the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008.  All of Breg’s sales are recorded in our Sports Medicine market sector.

Net sales in International decreased 17% to $27.5 million in the first quarter of 2009 compared to $33.0 million for the same period last year.  International’s net sales represented 21% and 26% of our total net sales in the first quarter of 2009 and 2008, respectively. The impact of foreign currency decreased International net sales by 16% or $5.1 million, during the first quarter of 2009 as compared to the first quarter of 2008. On a constant currency basis, both Orthopedics and Sports Medicine sales in our International segment increased 7% in the first quarter of 2009 when compared to the prior year.  The Orthopedic segment was primarily driven by increases in our internal fixation and stimulation product lines.  Sales in our Vascular sector, which consist of the A-V Impulse System, and sales from our Other distributed products, primarily the Laryngeal Mask, decreased 13% and 17%, respectively, on a constant currency basis when compared to the prior year.

International Sales by Market Sector:

	Net Sales for the Three Months Ended March 31,
(US$ in thousands)	2009	2008	Reported Growth	Constant Currency Growth
Spine	$326	$254	28%	30%
Orthopedics	17,079	19,007	-10%	7%
Sports Medicine	1,136	1,260	-10%	7%
Vascular	4,408	5,376	-18%	-13%
Other	4,599	7,114	-35%	-17%

Total	$27,548	$33,011	-17%	-1%

Sales by Market Sector:

Sales of our Spine products increased to $66.1 million in the first quarter of 2009 compared to $62.5 in the first quarter of 2008.  Sales of our Cervical- Stim® and Spinal-Stim® products increased 12% and 11%, respectively, in the first quarter of 2009 compared to 2008. These increases were offset by a 1% decrease in sales of Spinal Implants and Biologics’ products from the first quarter of 2008 as a result of lower sales of Spinal Implants and Biologics’ products through our international distributor.  Spine product sales were 51% and 49% of our total net sales in the first quarters of both 2009 and 2008, respectively.

Sales of our Orthopedic products remained relatively constant at $29.6 million in the first quarter of 2009 compared to $29.8 million for the same period last year. On a constant currency basis, sales increased 10% compared to the same period last year due to increased sales of our Physio Stim®, external fixation, and Biologic products. Orthopedic product sales were 23% of our total net sales both in the first quarter of 2009 and 2008.

Sales of our Sports Medicine products increased 4% to $24.2 million in the first quarter of 2009 compared to $23.3 million for the same period last year.  As discussed above, the increase of $0.9 million is primarily due to sales of our Breg® cold therapy and bracing products, offset by a decrease in our pain therapy products, which is principally attributable to the sale of operations relating to our Pain Care® line in March 2008.  Sports Medicine product sales were 19% and 18% of our total net sales in the first quarter of 2009 and 2008, respectively.

Sales of our Vascular products, which consist of our A-V Impulse System®, decreased 18% to $4.4 million in the first quarter of 2009 compared to $5.4 million for the same period last year.  On a constant currency basis, sales decreased 13% compared to the prior period due to decreased sales in the United Kingdom.  Vascular product sales were 3% and 4% of our total net sales in the first quarter of 2009 and 2008, respectively.

Sales of our Other products, which include the sales of our Laryngeal Mask as well as our Woman’s Care line, decreased 35% to $4.6 million in the first quarter of 2009 when compared to $7.1 million for the same period last year.  On a constant currency basis, sales decreased 17% when compared to the first quarter of 2008.  We distribute the Laryngeal Mask product in the United Kingdom and in Italy.  In June 2010, we will transition out of the agreement to distribute the Laryngeal Mask product in the United Kingdom.  Other product sales were 4% and 6% of our total net sales in the first quarter of 2009 and 2008, respectively.

Gross Profit - Our gross profit increased 3% to $96.2 million in the first quarter of 2009, compared to $93.8 million for the same period last year. Gross profit as a percent of net sales in the first quarter of 2009 was 74.6% compared to 73.3% in the first quarter of 2008.  The increase in the gross profit is primarily due to the increased sales of higher margin stimulation products.

Sales and Marketing Expense - Sales and marketing expense, which includes commissions, certain royalties and the bad debt provision, generally increase and decrease in relation to sales.  Sales and marketing expense increased $2.1 million, or 4%, to $52.3 million in the first quarter of 2009 compared to $50.2 million in the first quarter of 2008.  As a percent of sales, sales and marketing expense was 40.5% and 39.2% in the first quarter of 2009 and 2008, respectively.  The increase in sales and marketing expense as a percent of sales was due primarily to an increase in commission expenses reflecting the implementation of sales programs with new distributor partners.  This increase investment in sales and marketing has facilitated the development of new customer relationships and increased sales, and has directly contributed to the improvement in the year-over-year operating profit margin in the Domestic segment.

General and Administrative Expense – General and administrative expense increased $0.5 million, or 2%, in the first quarter of 2009 to $22.7 million compared to $22.2 million in the first quarter of 2008.  The increase is primarily due a restructuring charge to consolidate substantially all of Blackstone’s current operations in Wayne, NJ and Springfield, MA into the same facility housing its spine stimulation and US orthopedics business in the Dallas, TX area.  In addition, the Company also incurred legal and other professional services associated with a proxy contest with one of the Company’s shareholders.  The contest was settled in a special shareholder meeting on April 2, 2009.  As a result, the Company does not anticipate incurring any further expenses associated with this matter going forward. General and administrative expense as a percent of sales was 17.6% in the first quarter of 2009 compared to 17.3% for the same period last year.

Research and Development Expense - Research and development expense increased $2.7 million in the first quarter of 2009 to $9.1 million compared to $6.4 million for the same period last year. This increase is primarily the result of two collaborative arrangements: one with Musculoskeletal Transplant Foundation (“MTF”) for which we incurred approximately $1.8 million in expenses and the other with Intelligent Implant Systems, LLC (“IIS”) in which we incurred approximately $1.0 million of expenses.  As a percent of sales, research and development expense was 7.0% in the first quarter of 2009 compared to 5.0% for the same period last year.  We expect to incur up to $5.0 million of expense related to these agreements in 2009; see Liquidity and Capital Resources for further detail.

Amortization of Intangible Assets – Amortization of intangible assets decreased $3.4 million in the first quarter of 2009 to $1.6 million compared to $5.0 million for the same period last year.  This decrease can be primarily attributed to the impairment of $105.7 million of definite-lived intangible assets at Blackstone during the third quarter of 2008.

Gain on Sale of Pain Care® Operations – Gain on sale of Pain Care® operations was $1.6 million in the first quarter of 2008 and represented the gain on the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008.  No such gain was recorded in the first quarter of 2009.

Interest Expense, net – Interest expense, net was $6.1 million for the first quarter of 2009 compared to $5.4 million for the same period last year.  Included in interest expense, net for both the first quarters of 2009 and 2008 was interest expense of $5.9 million related to the senior secured term loan used to finance the Blackstone acquisition.

Unrealized Non-cash Gain on Interest Rate Swap – In June 2008, the Company entered into a three year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011.  During the fourth quarter of 2008, the Company incurred an unrealized, non-cash loss of approximately $8.0 million when it was determined that the Swap was no longer deemed highly effective.  Therefore, cash flow accounting is no longer applied and mark-to-market adjustments are required to be reported in current earnings through the expiration of the swap in June 2011.  For the three months ended March 31, 2009, the Company recorded an unrealized non-cash gain of $0.2 million in other income (expense), net.

Other Income (Expense), net – Other income (expense), net was expense of $0.3 million for the first quarter of 2009 compared to income of $0.5 million for the same period last year.  The decrease can be mainly attributed to the effect of foreign exchange. During the first quarter, we recorded foreign exchange losses of $0.2 million compared with foreign exchange gains of $0.5 for the same period last year.  The decrease is principally as a result of a rapid strengthening of the US Dollar against various foreign currencies including the Euro, Pound, Peso and Brazilian Real. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the US Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Expense – Our effective tax rate, which represents a tax provision as a percentage of income before income taxes was 33% and 46% during the first quarters of 2009 and 2008, respectively. The effective tax rate for the first quarter of 2008 included an unfavorable discrete item resulting from the sale of our Pain Care® operations. Excluding this discrete item, the effective rate for the first quarter of 2008 was 33%.

Net Income – Net income for the first quarter of 2009 was $2.9 million, or $0.17 per basic and diluted share, compared to net income of $3.6 million, or $0.21 per basic and diluted share, for the same period last year.  The weighted average number of basic common shares outstanding was 17,103,543 and 17,087,003 during the first quarters of 2009 and 2008, respectively. The weighted average number of diluted common shares outstanding was 17,121,571 and 17,261,172 during the first quarters of 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2009 were $18.0 million, of which $11.2 million was subject to certain restrictions under the senior secured credit agreement described below.  This compares to cash and cash equivalents of $25.6 million at December 31, 2008, of which $11.0 million was restricted.

Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2009 compared to $0.9 million for the same period last year.  Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, share-based compensation, provision for doubtful accounts and gain on the sale of Pain Care® operations) and changes in working capital, including changes in restricted cash.  Net income decreased $0.7 million to $2.9 million for the three months ended March 31, 2009 from net income of $3.6 million for the comparable period in the prior year. Non-cash items for the three months ended March 31, 2009 increased $3.9 million compared to the same period last year primarily as a result of the gain on the sale of Pain Care® operations of $1.6 million in the prior year that did not occur this year, and increases in share based compensation and provision for doubtful accounts of $0.7 million and $0.5 million, respectively.  Working capital accounts consumed $2.9 million of cash in the three months ended March 31, 2009 compared to $10.0 million for the same period last year.  The principal change in working capital can be mainly attributable to accounts receivable and inventory due to quicker collections of accounts receivable outstanding and improved inventory purchasing policies at our Spinal Implants and Biologics business.  Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 76 days at March 31, 2009 compared to 82 days at March 31, 2008 and inventory turns of 1.4 times at March 31, 2009 compared to 1.3 times at March 31, 2008. Also included in the uses of working capital were $2.3 million in costs related to matters occurring at Blackstone prior to the acquisition and for which we are seeking reimbursement from the applicable escrow fund.

Net cash used in investing activities was $3.5 million during the three months ended March 31, 2009 compared to $1.9 million provided by investing activities during the same period last year.  During the first quarter of 2009 and 2008, we invested $3.5 and $4.1 million in capital expenditures, respectively.  During the first quarter of 2008, we sold the operations of our Pain Care® line of ambulatory infusion pumps for net proceeds of $6.0 million.

Net cash used in financing activities was $15.1 million for the three months ended March 31, 2009 compared to $1.2 million for the same period last year. During the three months ended March 31, 2009, we repaid approximately $12.8 million against the principal on our senior secured term loan and repaid $1.1 million related to borrowings by our Italian subsidiary.  During the three months ended March 31, 2008, we repaid $4.5 million against the principal on our senior secured term loan and borrowed $1.4 million to support working capital in our Italian subsidiary.  During the first quarter of 2009, we used approximately $1.1 million to purchase an additional 32% minority interest in our Breg distributor in Germany.  In addition, we received proceeds of $1.9 million from the issuance of 50,052 shares of our common stock upon the exercise of stock options during the three months ended March 31, 2008.

On September 22, 2006 the Company’s wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone.  Certain terms of the senior secured credit facility were amended September 29, 2008.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million and (2) a six-year revolving credit facility of $45.0 million.  As of March 31, 2009, the Company had no amounts outstanding under the revolving credit facility and $267.9 million outstanding under the term loan facility.  Obligations under the senior secured credit facility have a floating interest rate of the London Inter-Bank Offered Rate (“LIBOR”) plus a margin, with a LIBOR floor of 3.0% or prime rate plus a margin.  Currently, the term loan is a $150.0 million LIBOR loan plus a margin of 4.50% and $117.9 million prime rate loan plus a margin of 3.50%.

In June 2008, we entered into a three year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011.  The amount outstanding under the Swap as of March 31, 2009 was $150.0 million.  Under the Swap we will pay a fixed rate of 3.73% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.  As of March 31, 2009 the interest rate on the debt related to the Swap was 10.0%.   Our overall effective interest rate, including the impact of the Swap, as of March 31, 2009 on our senior secured debt was 8.6%.

The credit agreement contains certain financial covenants, including a fixed charge coverage ratio and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. A breach of any of these covenants could result in an event of default under the credit agreement, which could permit acceleration of the debt payments under the facility.  Management believes the Company was in compliance with these financial covenants as measured at March 31, 2009.  Our leverage and fixed charge ratios, as defined in the senior secured credit facility, were 3.53 and 1.38, respectively, at March 31, 2009.  The Company further believes that it should be able to meet these financial covenants in future fiscal quarters, however, there can be no assurance that it will be able to do so, and failure to do so could result in an event of default under the credit agreement, which could have a material adverse effect on our financial position.

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

At March 31, 2009, we had outstanding borrowings of $0.7 million and unused available lines of credit of approximately 6.8 million Euro ($9.0 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

On July 24, 2008, we entered into an agreement with Musculoskeletal Transplant Foundation (“MTF”) to collaborate on the development and commercialization of a new stem cell-based bone growth biologic matrix.  Under the terms of the agreement, we will invest up to $10.0 million in the development of the new stem cell-based bone growth biologic matrix that will be designed to provide the beneficial properties of an autograft in spinal and orthopedic surgeries.  After the completion of the development process, the Company and MTF will operate under the terms of a separate commercialization agreement.  Under the terms of this 10-year agreement, MTF will source the tissue, process it to create the bone growth matrix, and package and deliver it in accordance with orders received directly from customers and from the Company.  The Company will have exclusive global marketing rights for the new allograft and will receive a marketing fee from MTF based on total sales.  We account for this collaborative arrangement under guidance included in Emerging Issues Task Force Issue No. 07-1 “Accounting for Collaborative Arrangements.”  We currently plan for the new matrix to be launched in the U.S. during 2009.  Approximately $1.8 million of expenses incurred under the terms of the agreement are included in research and development expense in the three months ended March 31, 2009.

As previously announced, we have also entered into an agreement with Intelligent Implant Systems (“IIS”) for the acquisition and development of a next-generation pedicle screw system for our spinal implants division.  Under the agreement we purchased $2.5 million of intellectual property and related technology.  In addition, during the first quarter of 2009, IIS met their first development milestone and under the terms of the agreement the Company paid IIS $1.0 million.  The Company has recorded this as research and development expense in the three months ended March 31, 2009.  IIS will continue to perform research and development functions related to the technology and under the agreement, we will pay IIS an additional amount up to $3.5 million for research and development performance milestones.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations.  Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations, and the cost of financing and yields on cash and short-term investments.  We use derivative financial instruments, where appropriate, to manage these risks.   However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes.  As of March 31, 2009, we had a currency swap in place to minimize foreign currency exchange risk related to a 38.3 million Euro intercompany note foreign currency exposure.

We are exposed to interest rate risk in connection with our senior secured term loan and borrowings under our revolving credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.   We had an interest rate swap in place as of March 31, 2009 to minimize interest rate risk related to our LIBOR-based borrowings.

As of March 31, 2009, we had $267.9 million of variable rate term debt represented by borrowings under our senior secured term loan at a floating interest rate of LIBOR plus a margin, with a LIBOR floor of 3.0% or the prime rate plus a margin. Currently, the term loan is a $150.0 million LIBOR loan plus a margin of 4.50% and a $117.9 million prime rate loan plus a margin of 3.5%, which are adjusted based upon the credit rating of the Company and its subsidiaries.  In June 2008, we entered into a Swap with a notional amount of $150.0 million and an expiration date of June 30, 2011.  The amount outstanding under the Swap as of March 31, 2009 was $150.0 million.  Under the Swap we will pay a fixed rate of 3.73% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.  As of March 31, 2009 the interest rate on the debt related to the Swap was 10.0%. Our overall effective interest rate, including the impact of the Swap, as of March 31, 2009 on our senior secured debt was 8.6%. Based on the balance outstanding under the senior secured term loan combined with the Swap as of March 31, 2009, an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause a change in interest expense of approximately $0.7 million on an annual basis.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real.  We are subject to cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars.  We are subject to transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency.  As of March 31, 2009, we had an unhedged intercompany receivable denominated in Euro for approximately $28.8 million.  We recorded a foreign currency loss during the first quarter of 2009 of $1.5 million, which resulted from the weakening of the Euro against the U.S. dollar during the period.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period.  The U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted during the three months ended March 31, 2009 and 2008 by foreign currency exchange rate fluctuations with the weakening of the U.S dollar against the local foreign currency during these periods.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during these periods.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.  Legal Proceedings

On or about July 23, 2007, our subsidiary, Blackstone received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes.  The subpoena seeks documents for the period January 1, 2000 through July 31, 2006, which is prior to Blackstone’s acquisition by the Company.  The Company believes that the subpoena concerns the compensation of physician consultants and related matters.  On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the agreement and plan of merger between the Company, New Era Medical Corp. and Blackstone, dated as of August 4, 2006 (the “Blackstone Merger Agreement”), for any losses to us resulting from this matter.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about January 7, 2008, the Company received a federal grand jury subpoena from the United States Attorney’s Office for the District of Massachusetts.  The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007.  The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters.  On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to the Company resulting from this matter.  On or about April 29, 2009, counsel for the Company received a HIPAA subpoena issued by the U.S. Attorney’s Office for the District of Massachusetts.  The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007.  The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters, as well as the January 7, 2008 federal grand jury subpoena.

On or about December 5, 2008, the Company obtained a copy of a qui tam complaint filed by Susan Hutcheson and Philip Brown against Blackstone and the Company in the U.S. District Court for the District of Massachusetts.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  On November 21, 2008, the U.S. Department of Justice filed a notice of non-intervention in the case.   The complaint was served on Blackstone on or about March 24, 2009 and counsel for the Company subsequently agreed to accept service on Orthofix’s behalf.  The complaint alleges a cause of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on physician consultants, as well as a cause of action for retaliation and wrongful discharge.  The Company believes that this lawsuit is related to the matters described above involving the Department of Health and Human Services, Office of the Inspector General, and the United States Attorney’s Office for the District of Massachusetts.  The Company intends to defend vigorously against this lawsuit.  On September 18, 2008, after being informed of the existence of the lawsuit by representatives of the U.S. Department of Justice and prior to the unsealing of the complaint (which was unsealed by the court on or about November 24, 2008), the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter.

On or about September 27, 2007, Blackstone received a federal grand jury subpoena issued by the United States Attorney’s Office for the District of Nevada (“USAO-Nevada subpoena”). The subpoena seeks documents for the period from January 1999 to the date of issuance of the subpoena. The Company believes that the subpoena concerns payments or gifts made by Blackstone to certain physicians.  On February 29, 2008, Blackstone received a Civil Investigative Demand (“CID”) from the Massachusetts Attorney General’s Office, Public Protection and Advocacy Bureau, Healthcare Division.  The Company believes that the CID seeks documents concerning Blackstone’s financial relationships with certain physicians and related matters for the period from March 2004 through the date of issuance of the CID. The Ohio Attorney General’s Office, Health Care Fraud Section has issued a criminal subpoena, dated August 8, 2008, to Orthofix, Inc. (the “Ohio AG subpoena”).  The Ohio AG subpoena seeks documents for the period from January 1, 2000 through the date of issuance of the subpoena.  The Company believes that the Ohio AG subpoena arises from a government investigation that concerns the compensation of physician consultants and related matters.  On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from the USAO-Nevada subpoena, the Massachusetts CID and the Ohio AG subpoena.

By order entered on January 4, 2007, the United States District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer.  The complaint alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan.  The Company believes that Blackstone has meritorious defenses to the claims alleged and the Company intends to defend vigorously against this lawsuit.  On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

The Company is unable to predict the outcome of each of the escrow claims described above in the preceding paragraphs or to estimate the amount, if any, that may ultimately be returned to the Company from the escrow fund and there can be no assurance that losses to us from these matters will not exceed the amount of the escrow account.  As of March 31, 2009 and December 31, 2008, included in Prepaid expenses and other current assets is approximately $10.3 million and $8.3 million of escrow receivable balances related to the Blackstone matters described above, respectively.

In addition to the foregoing claims, the Company has submitted claims for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for losses that have or may result from certain civil actions filed against Blackstone as well as certain claims against Blackstone alleging rights to payments for Blackstone stock options not reflected in Blackstone's corporate ledger at the time of Blackstone's acquisition by the Company, or that the shares or stock options subject to those claims were improperly diluted by Blackstone.  To date, the representative of the former shareholders of Blackstone has not objected to approximately $1.5 million in such claims from the escrow fund, with certain claims remaining pending.

On or about April 10, 2009, the Company received a HIPAA subpoena (“HIPAA subpoena”) issued by the U.S. Attorney's Office for the District of Massachusetts.  The subpoena seeks documents for the period January 1, 1995 through the date of the subpoena.  The Company believes that the subpoena concerns the classification and marketing of its bone growth stimulators and related matters.  The Company intends to cooperate with the government's requests. The Company is unable to predict what actions, if any, might be taken by the government or what impact, if any, the outcome of this matter might have on the Company’s consolidated financial position, results of operations or cash flows.

On or about April 14, 2009, the Company obtained a copy of a qui tam complaint filed by Jeffrey J. Bierman in the U.S. District Court for the District of Massachusetts against Orthofix, Inc., the Company, and other companies that have allegedly manufactured bone growth stimulation devices, including Orthologic Corp., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. By order entered on March 24, 2009, the court unsealed the case.  The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promote the sale, as opposed to the rental, of bone growth stimulation devices.  The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business.  The Company believes that this lawsuit is related to the matter described above involving the HIPAA subpoena.  To the best of the Company’s knowledge, the plaintiff has not served either Orthofix, Inc. or the Company.  If served, the Company intends to defend vigorously against this lawsuit.

Effective October 29, 2007, Blackstone, entered into a settlement agreement of a patent infringement lawsuit brought by certain affiliates of Medtronic Sofamor Danek USA Inc. In that lawsuit, the Medtronic plaintiffs had alleged that they were the exclusive licensees of certain US patents and that Blackstone's making, selling, offering for sale, and using its Blackstone Anterior Cervical Plate, 3º Anterior Cervical Plate, Hallmark Anterior Cervical Plate and Construx Mini PEEK VBR System products within the United States willfully infringed the subject patents.  Blackstone denied infringement and asserted that the Patents were invalid.  The settlement agreement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  On July 20, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter.  The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

A Special General Meeting of Shareholders (the “Special Meeting”) of the Company took place on April 2, 2009.  The Special Meeting was called by resolution of the Board of Directors of the Company as a result of the delivery to the Company by Ramius Value and Opportunity Master Fund Ltd. (collectively with its affiliates, “Ramius”), of written requests to call a special general meeting of shareholders of the Company.  The purpose of the Special Meeting was to consider the proposals that were described in Ramius’ Solicitation Statement to Request a Special General Meeting of Shareholders, dated January 7, 2009 and supplemented on January 22, 2009.  The Ramius proposals sought (i) to remove four incumbent members of the Company’s Board of Directors, (ii) to remove any director appointed by the Board without shareholder approval from December 10, 2008 through and including the date of the Special Meeting and (iii) to elect certain Ramius nominees, in the event that one or more incumbent directors were removed pursuant to the first proposal.

The total number of common shares eligible to vote as of the record date, February 25, 2009, was 17,103,142.  At the Special Meeting, the holders of 14,801,554 shares of the Company’s common stock were represented in person or by proxy, representing 86.5% of the total shares eligible to vote, and constituting a quorum.

At the Special Meeting, the Company collected ballots on three proposals, which are described below.

Proposal 1

The first proposal was a Ramius proposal to remove, without cause, the following four directors of the Company – James F. Gero, Peter J. Hewett, Thomas J. Kester and Walter P. von Wartburg was as follows:

	For Removal	Against Removal	Abstain
James F. Gero	5,265,920	8,950,320	585,314
Peter J. Hewett	6,147,303	8,068,007	586,244
Thomas J. Kester	2,461,385	12,273,605	66,564
Walter P. von Wartburg	5,176,720	9,554,247	70,587

As a result of the foregoing vote by shareholders, no directors were removed and proposal 1 failed with respect to each of the foregoing directors.

Proposal 2

The Company also collected ballots on a Ramius proposal to remove, without cause, any director appointed by the Company’s Board of Directors without shareholder approval from December 10, 2008 through and including the date of the Special General Meeting was as follows:

For Removal	Against Removal	Abstain
6,355,384	8,369,430	76,740

The Company did not appoint any director during the period beginning on December 10, 2008 through and including the date of the meeting, and so the results of this proposal had no substantive effect.  Nevertheless, as a result of the foregoing vote by shareholders, this proposal failed.

Proposal 3

Lastly, the Company collected ballots on a Ramius proposal to elect the following four nominees – J. Michael Egan, Peter A. Feld, Steven J. Lee and Charles T. Orsatti to fill any vacancies on the Board of Directors that would be created if the first proposal had been successful.  The results of the vote on this proposal were as follows:

	For	Withhold
J. Michael Egan	5,840,605	8,960,949
Peter A. Feld	5,198,838	9,602,716
Steven J. Lee	1,899,499	12,902,055
Charles T. Orsatti	6,288,433	8,513,121

However, because no directors were removed as a result of the first proposal, this proposal did not have effect and no new directors were elected at the meeting.

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

10.13	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

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

10.26*	Description of Director Fee Policy.

10.27*	Summary of Orthofix International N.V. Annual Incentive Program.

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

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

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

ORTHOFIX INTERNATIONAL N.V.

Date: May 7, 2009	By:	/s/ Alan W. Milinazzo
Name: Alan W. Milinazzo
Title: Chief Executive Officer and President

Date: May 7, 2009	By:	/s/ Robert S.Vaters
Name: Robert S.Vaters
Title: Executive Vice President and Chief Financial Officer