Form 10-K
period 2009-12-31
ORTHOFIX INTERNATIONAL N V
filed 2010-03-02
CIK 884624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Large Accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, as reported by the Nasdaq Global Select Market, was approximately $418 million.

As of February 26, 2010, 17,509,333 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Definitive Proxy Statement to be filed with the Commission in connection with the 2010 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the expected sales of its products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, ongoing governmental investigations of our businesses which could result in civil or criminal liability or findings of violations of law (as further described in the “Legal Proceedings” sections of this  Form 10-K and in our quarterly reports on Form 10-Q), risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Item 1A under the heading “Risk Factors” in this Form 10-K.

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

2009 and 2010 Business Highlights

Product Portfolio Highlights

We continued to expand our products with several new product developments and acquisitions.  We also continued to expand our global distribution of our broad product portfolios.

•
We began the full market release of Trinity® Evolution™ in collaboration with Musculoskeletal Transplant Foundation (“MTF”).  Trinity® Evolution™ is a stem cell-based bone growth matrix designed to advance the surgical use of allografts by providing characteristics similar to an allograft in spinal and orthopedic procedures.

•
In 2009, we began the full market release of three of our new products: PILLAR™ SA spine interbody device, Firebird™ Spinal Fixation System, and Ascent® LE Posterior Occipital Cervico-Thoracic (“POCT”) system.

•	We expanded our line of Breg FUSION® function knee braces with the introduction of the new Lateral OA Brace. The new Lateral OA Brace is designed to improve comfort and reduce arthritis pain.

•	We launched Vectra™ Premium Air Walker Boots which are an innovative new line of foot and ankle products designed to improve comfort and promote healing.
•
We entered into a license and product development agreement with Stout Medical Group, LP for the development and marketing of a new expandable vertebral body replacement and corpectomy device.  The initial term of the agreement is 15 years and gives us exclusive global licensing rights to the new device which is expected to be introduced during the second half of 2010.

•
In October 2009, we transitioned out of our agreement to distribute the Laryngeal Mask product in Italy.  We will transition out of our agreement to distribute the Laryngeal Mask product in the United Kingdom in June 2010.

Global Distribution Highlights

•
We committed $2.0 million in funding to MTF in conjunction with its plans to significantly increase the production capacity of Trinity® Evolution™, the new adult stem cell-based bone growth allograft the Company developed with MTF and launched on July 1, 2009.

•
Our subsidiary, Orthofix Inc., was awarded accreditation status by the Accreditation Commission for Health Care, Inc. for the provision of Durable Medical Equipment, Prosthetics, Orthotics, and Supplies services.  This demonstrates our commitment to maintain a higher level of competency and strive for excellence in our products, services, and customer satisfaction.

•	We entered into a five year agreement with the MBA Group to expand distribution of the Company’s spinal implant and biologic devices in the United Kingdom.
•
We entered into an expanded three-year supply agreement with Novation where under the terms of the agreement, Breg will continue to supply Novation with its comprehensive lines of functional, osteoarthritic (“OA”), patellofemoral and postoperative knee braces.  Additionally, under this new agreement Breg will also provide the Voluntary Hospitals of America (“VHA”), University Health System Consortium (“UHC”), and Provista member hospitals with its bracing products for the upper and lower extremities, including shoulder bracing, walkers, and ankle bracing.

Business Highlights

Key Management Changes – We made several key management changes recently.  In 2009, we appointed Kevin L. Unger to the position of President of Orthofix Spinal Implants and Eric Brown to the position of President, Spine Stimulation.  In addition, Bradley R. Mason transitioned from the position of Group President, North America and into the role as Strategic Advisor to the Company during 2009..  Also in 2009, we announced Michael Mainelli has joined our Board of Directors.

Consolidation and Reorganization of Businesses – During 2009, we continued our plan to consolidate and reorganize our spine business which will combine the current operations of our Spine Implants business in New Jersey and Massachusetts into our Texas facility which currently houses our spine stimulation and U.S. orthopedics operations.  This initiative is part of our effort to increase our operating efficiency and reduce expenses.

Deleveraging the Balance Sheet – We continue to focus on reducing the balance on our credit facility.  In 2009, we made principal payments of approximately $28.3 million on our credit facility, of which, $25.0 million were voluntary prepayments and made in advance of the scheduled maturity date. The outstanding credit facility balance was $252.4 million and $280.7 million at December 31, 2009 and 2008, respectively.  Our leverage ratio, as defined in the credit facility was 2.6 at December 31, 2009.

Business Strategy

Our business strategy is to offer innovative products to the Spine, Orthopedics, Sports Medicine, and Vascular market sectors that reduce both patient suffering and healthcare costs.  Our strategy for growth and profitability includes the following initiatives by market sector:

Spine: Provide a portfolio of non-invasive and implantable products that allow physicians to successfully treat a variety of spinal conditions.  Our main tactics and objectives are:
•	Increase revenues with market penetration of spine stimulation;
•
Continue new product introductions of spinal implants and biologics with a focus on building a strong foundation of competitive core fusion products to ensure that our product portfolio addresses all aspects of spinal fusion therapy including degenerative disc disease, deformity and tumor/trauma market segments;

•
Improve gross margins on spinal implants and biologic products with the efficient use of research and development resources, increasing operating leverage with original equipment manufacturer (“OEM”) vendors, and the continued ramp up and introduction of Trinity® Evolution™; and

•	Decrease sales and marketing and general and administrative expenses with the previously mentioned consolidation and reorganization plan.

Orthopedics: Provide a portfolio of non-invasive and implantable products that allow physicians to successfully treat a variety of Orthopedic conditions ranging from trauma to deformity correction.  Our main tactics and objectives are:
•	Continue new product introductions;
•	Maintain focus on sales of internal fixation, external fixation along with deformity correction devices by expanding sales into the U.S., Latin America, Europe, and Asia;
•	Optimize product offerings within each of our geographic markets;
•	Focus on sales of long-bone stimulation and biologics in U.S.;
•	Continue the ramp up and introduction of Trinity® Evolution™; and
•	Decrease sales and marketing and general and administrative expenses with the previously mentioned consolidation and reorganization plan.

Sports Medicine: Provide a portfolio of non-invasive products that allow physicians and clinicians to treat a variety of Orthopedic conditions in order to minimize pain and restore mobility to their patients.  Our main tactics and objectives are:
•	Leverage strong distribution channels with well-established distributor partners;
•	Leverage strong market share in high growth areas such as Osteoarthritis knee bracing and cold therapy; and
•	Launch innovative products and services into new and existing market segments.

Other Financial and Business Initiatives:
•	Reduce operating losses and improve cash flow at Spinal Implants and Biologics;
•	Continue deleveraging the balance sheet;
•	Continue to expand applications for our products by utilizing synergies among our core technologies;
•	Continue to enhance physician relationships through extensive product education and training programs; and
•	Continue to strengthen contracting and reimbursement relationships.

Business Segments and Market Sectors

Our business is divided into four reportable segments:  Domestic, Spinal Implants and Biologics, Breg, and International.  Domestic consists of operations of our subsidiary Orthofix Inc., which uses both direct and distributor sales representatives to sell Spine and Orthopedic products to hospitals, doctors, and other healthcare providers in the U.S. market.  Spinal Implants and Biologics consists of Blackstone Medical, Inc., and its two subsidiaries, Blackstone GmbH and Goldstone GmbH.  Spinal Implants and Biologics specializes in the design, development and marketing of spinal implant and related HCT/P products. Spinal Implants and Biologics distributes its products through a network of domestic and international distributors, sales representatives and affiliates.  Breg designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells those Sports Medicine products through a network of domestic and international distributors, sales representatives, and affiliates.  International consists of locations in Europe, Mexico, Brazil, and Puerto Rico, as well as independent distributors outside the U.S.  International uses both direct and distributor sales representatives to sell Spine, Orthopedics, Sports Medicine, Vascular, and Other products to hospitals, doctors and other healthcare providers.

Business Segment:

	Year ended December 31, (US$ in thousands)
	2009		2008		2007
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Domestic	$210,703	38%	$188,807	36%	$166,727	34%
Spinal Implants and Biologics	118,680	22%	108,966	21%	115,914	24%
Breg	92,188	17%	89,478	17%	83,397	17%
International	124,064	23%	132,424	26%	124,285	25%
Total	$545,635	100%	$519,675	100%	$490,323	100%

Additional financial information regarding our business segments can be found in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in Part II, Item 8 under the heading “Financial Statements and Supplementary Data”.

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

Our market sectors are Spine, Orthopedics, Sports Medicine, Vascular, and Other.

Market Sector:

	Year ended December 31, (US$ in thousands)
	2009		2008		2007
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine	$279,425	51%	$252,239	49%	$243,165	49%
Orthopedics	131,310	24%	129,106	25%	111,932	23%
Sports Medicine	96,366	18%	94,528	18%	87,540	18%
Vascular	18,710	3%	17,890	3%	19,866	4%
Other	19,824	4%	25,912	5%	27,820	6%
Total	$545,635	100%	$519,675	100%	$490,323	100%

Additional financial information regarding our business segments can be found in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in Part II, Item 8 under the heading “Financial Statements and Supplementary Data”.

Products

Our revenues are generally derived from the sales of products in four market sectors, Spine (51%), Orthopedics (24%), Sports Medicine (18%) and Vascular (3%), which together accounted for 96% of our total net sales in 2009.  Sales of Other products, including airway management products for use during anesthesia, woman’s care and other products, accounted for 4% of our total net sales in 2009.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application
Spine Products
Cervical-Stim®	Pulsed electromagnetic field (“PEMF”) non-invasive cervical spine bone growth stimulator

Spinal-Stim®	PEMF non-invasive lumbar spine bone growth stimulator

Alloquent® Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Trinity® Evolution™ Viable Cryopreserved Cellular Bone Matrix	An adult stem cell-based bone growth matrix used during surgery that is designed to enhance the success of a spinal fusion procedure

3 Degree™ / Reliant™ Anterior Cervical Plating Systems	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark® Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent® LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

NewBridge® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

Construx® Mini Polyetheretherketones (“PEEK”) Vertebral Body Replacement (“VBR”) System	Smaller, unibody versions of the Construx PEEK VBR System, implanted during the replacement of degenerated or deformed spinal vertebrae

Construx® PEEK VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

NGage® Surgical Mesh System	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

Product	Primary Application
Spine Products (continued)
PILLAR™ PL & TL PEEK VBR System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Trans-laminar Lumbar Interbody Fusion (“TLIF”) procedures

PILLAR™ AL PEEK Partial VBR System	An intervertebral body fusion device for Anterior Lumbar Interbody Fusion (“ALIF”) procedures

PILLAR™ SA PEEK Spacer System	An intervertebral body fusion device that incorporates screw fixation to optimize implant stability

Firebird™ Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a minimally invasive posterior lumbar spine fusion procedure

ProView™ Minimal Access Portal (“MAP”) System
An instrument system for minimally invasive posterior lumbar spinal fusion, including tubular and expandable retractors, a percutaneous screw delivery system and the ONYX™ System for Disc removal and interbody space preparation

Unity® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

Orthopedic Products
Fixation	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus®, XCaliber™, Contours VPS®, VeroNail®, Centronail®, PREFIXTM, and Gotfried PC.C.P®

Physio-Stim®	PEMF long bone non-invasive bone growth stimulator

Trinity® Evolution™ Viable Cryopreserved Cellular Bone Matrix	An adult stem cell-based bone growth matrix used during surgery that is designed to facilitate bone fusion

Eight-Plate Guided Growth System®	Treatment for the bowed legs or knock knees of children

ISKD®	Internal limb-lengthening device

Limb Reconstruction System (“LRS”) and LRS ADVanced	External fixation for lengthenings and corrections of deformity

TrueLokTM	Ring fixation system for limb lengthening and deformity correction

Origen™ DBM with Bioactive Glass	A bone void filler

Cemex®	Bone cement

OSCAR	Ultrasonic bone cement removal

Product	Primary Application
Sports Medicine Products
Breg® Bracing	Bracing products which are designed to provide support and protection of limbs, extremities and back during healing and rehabilitation

Polar Care® and KODIAK®	Cold therapy products that are designed to reduce swelling, pain and accelerate the rehabilitation process

VisionTM Inventory Management System	Web based inventory system customized to enable efficient management of orthopedic devices in physician office and remote inventory locations

Vascular Products
A-V Impulse System®	Enhancement of venous circulation, used principally after orthopedic procedures to prevent deep vein thrombosis

Non-Orthopedic Products
Laryngeal Mask	Maintenance of airway during anesthesia

Other	Several non-orthopedic products for which various Orthofix subsidiaries hold distribution rights

We have proprietary rights in all of the above products with the exception of the Laryngeal Mask, Cemex®, ISKD®, and Eight-Plate Guided Growth System®.  We have the exclusive distribution rights for the Cemex® in Italy, for the Laryngeal Mask in the United Kingdom and Ireland through June 2010, and for the ISKD®, Eight-Plate Guided Growth System® and Contour VPS® worldwide.

We have numerous trademarked products and services including but not limited to the following:  Orthofix®, Blackstone®, Breg®, Spinal-Stim®, Cervical-Stim®, Origen™ DBM, 3 Degree™, Reliant™, Hallmark®, Firebird™, Ascent®, Construx®, Unity®, Ngage®, Newbridge®, Trinity® Evolution™, PILLAR™, Alloquent®, ProView™, ProCallus®, XCaliber™, VeroNail®, Centronail®, PREFIXTM, Gotfried PC.C.P®, Physio-Stim®, TrueLok™, Polar Care®, and Fusion®.

Spine

Spine product sales represented 51% of our total net sales in 2009.

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

Our Spinal Implants and Biologics division offers a wide array of spinal implants used during surgical procedures intended to treat a variety of spine conditions.  Many of these surgeries are fusion procedures in the cervical, thoracic and lumbar spine that utilize Spinal Implants and Biologics’ metal plates, rods and screws, interbody spacers, or vertebral body replacement devices, and HCT/P, as well as interbody spacers to promote bone growth.

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

Most fusion procedures performed on the lumbar area of the spine are done from the posterior, or back, while the majority of cervical fusions are performed from the anterior, or front, of the body.  However, the growing use of mesh cages and other interbody devices has resulted in the increasing use of an anterior, or frontal, approach to many lumbar surgeries.  Interbody devices are small hollow implants typically made of either bone, metal or a thermoplastic compound called Polyetheretherketones (“PEEK”) that are placed between the affected vertebrae to restore the space lost by the degenerated disc.  The hollow spaces within these interbody devices are typically packed with some form of bone grafting material designed to accelerate the formation of new bone around the graft which ultimately results in the desired fusion.

Spinal Implants and Biologics provides a wide array of implants designed for use primarily in cervical, thoracic and lumbar fusion surgeries.  These implants are made of metal, bone, or PEEK.  Additionally, Spinal Implants and Biologics’ product portfolio includes a unique adult stem cell-based HCT/P bone grafting product called Trinity® Evolution™.

The majority of implants offered by Spinal Implants and Biologics are made of titanium metal.  This includes the 3 Degree™, Reliant™ and Hallmark® cervical plates.  Additionally, the Spinal Fixation System (“SFS”), the Firebird™ Spinal Fixation Systems, the Ascent® and Ascent® LE POCT Systems are sets of rods, crossbars and screws which are implanted during posterior fusion procedures.  The Firebird™ Modular and pre-assembled Spinal Fixation System are designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with Spinal Implants and Biologics’ ProView™ MAP System.  The Company also offers specialty plates that are used in less common procedures, and as such, are not manufactured by many device makers.  These specialty plates include the Newbridge® Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, as well as the Unity® plate which is used in anterior lumbar fusion procedures.

Spinal Implants and Biologics also offers a variety of devices made of PEEK, including vertebral body replacements and interbody devices.  Vertebral body replacements are designed to replace a patient’s degenerated or deformed vertebrae.  On the other hand, interbody devices, or cages, are designed to replace a damaged disc, restoring the space that had been lost between two vertebrae.  Spinal Implants and Biologics also offers the NGage® Surgical Mesh System made of titanium metal.

Spinal Implants and Biologics is also a distributor of HCT/P products including interbody implants made of human cadaveric bone that have been harvested from donors and carved by a machine into a desired shape, and a unique adult stem cell-based product that is intended to enhance a patient’s ability to quickly grow new bone around a spinal fusion site.  This product contains live adult stem cells harvested from human cadaveric donors and is intended to be a safer, simpler alternative to an autograft, which is commonly performed in connection with a spine fusion procedure.  An autograft involves a separate surgical incision in the patient’s hip area in order to harvest the patient’s own bone to be used during the fusion procedure.  An autograft procedure adds risk of an additional surgical procedure and related patient discomfort in conjunction with the spinal fusion.

Spinal Bone Growth Stimulators

Separate from Spinal Implants and Biologics, we offer two spinal bone growth stimulation devices, Spinal-Stim® and Cervical-Stim®, through our subsidiary, Orthofix Inc.  Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed.  Clinical data shows our PEMF signal enhances the body’s enzyme activities, induces mineralization, encourages new vascular penetration and results in a process that generates new bone growth at the spinal fusion site.  We have sponsored independent research at the Cleveland Clinic, where scientists conducted animal and cellular studies to identify the influence of our PEMF signals on bone cells.  From this effort, a total of six studies have been published in peer-reviewed journals.  Among other insights, the studies illustrate the positive effects of PEMF on bone loss, callus formation, and collagen.  Furthermore, we believe that characterization and visualization of the Orthofix PEMF waveform is paving the way for signal optimization for a variety of applications and indications.

Spinal-Stim® is a non-invasive spinal fusion stimulator system commercially available in the U.S.  Spinal-Stim® is designed for the treatment of the lower thoracic and lumbar regions of the spine.  Some spine fusion patients are at greater risk of not generating new bone around the damaged vertebrae after the operation.  These patients typically have one or more risk factors such as smoking, obesity or diabetes, or their surgery involves the revision of a previously attempted fusion procedure that failed, or the fusion of multiple levels of vertebrae in one procedure.  For these patients, post-surgical bone growth stimulation using Spinal-Stim® has been shown to increase the probability of fusion, without the need for additional surgery.  According to internal sales data, more than 288,000 patients have been treated using Spinal-Stim® since the product was introduced in 1990.  The device uses proprietary technology and a wavelength to generate a PEMF signal.  Our approval from the U.S. Food and Drug Administration (“FDA”) to market Spinal-Stim® commercially is for both failed fusions and healing enhancement as an adjunct to initial spinal fusion surgery.

On December 28, 2004, we received approval from the FDA to market our Cervical-Stim® bone growth stimulator for use as an adjunct to cervical (upper) spine fusion in certain high-risk patients.

Orthopedics

Orthopedics products represented 24% of our total net sales in 2009.

The medical devices offered in the Company’s Orthopedics market sector are used for two primary purposes:  bone fracture management and bone deformity correction.

Bone Fracture Management

Fixation

Our fracture management products consist of fixation devices designed to stabilize a broken bone until it can heal, as well as non-invasive post-surgical bone growth stimulation devices designed to accelerate the body’s formation of new bone.  Our fixation products come in two main types: external devices and internal devices.  With these devices, we can treat both simple and complex fracture patterns.

External Fixation

External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body.  These fixation devices use screws that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally.  The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, are locked in place for stabilization.  We believe that external fixation allows micromovement at the fracture site, which is beneficial to the formation of new bone.  External fixation may also be used as temporary devices in complex trauma cases to stabilize the fracture prior to treating it definitively.  We believe that external fixation is among the most minimally invasive and least complex surgical options for fracture management.

External devices are designed in large part to be used for the same types of conditions that can be treated by internal fixation devices.  The difference is that the external fixator is a monolateral or circular device attached with screws to the fractured bone from outside the skin of the arm or leg.  The choice of whether to use an internal or external fixation device is driven in large part by physician preference although it may also be related to the fracture complexity and anatomical location.  Some patients, however, favor internal fixation devices for aesthetic reasons.

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

Our proprietary XCaliber™ bone screws are designed to be compatible with our external fixators and reduce inventory for our customers.  Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue and improves bone grip.  Other screws in this proprietary line do not include the hydroxyapatite coating, but offer different advantages such as patented thread designs for better adherence in hard or poor quality bone.  We believe we have a full line of bone screws to meet the demands of the market.

Another example of an external fixation device designed for the rapid stabilization of complex fractures is PREFIXTM.  PREFIXTM offers free pin placement in any desired plane to rapidly create a solid stabilization using radiolucent components.  We believe the PREFIXTM fixator provides the necessary temporary stabilization to allow the surgeon to reduce the fracture, move the patient or attend to more urgent matters.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone which requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws.  A nail is inserted into the medullary canal of a fractured long bone of the human arms and legs, i.e., humerus, femur and tibia.  Alternatively, a plate is attached by screws to an area such as a broken wrist or hip.  Examples of our internal fixation devices include:

•
The Centronail® is a new nailing system designed to stabilize fractures in the femur, tibia, supracondylar and humerus.  We believe that it has all the attributes of the Orthofix Nailing System but has additional advantages: it is made of titanium, has improved mechanical distal targeting and instrumentation and a design which requires significantly reduced inventory.

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

Our systems offer portability, rechargeable battery operation, integrated component design, patient monitoring capabilities and the ability to cover a large treatment area without factory calibration for specific patient application.  According to internal sales data, more than 159,000 patients have been treated using Physio-Stim® for long bone non-unions since the product was introduced.

Bone Deformity Correction

In addition to the treatment of bone fractures, we also design, manufacture and distribute devices that are intended to treat congenital bone conditions, such as limb length discrepancies, angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma.  Examples of products offered in these areas include the Eight-Plate Guided Growth System®, the Intramedullary Skeletal Kinetic Distractor, or ISKD®, the Limb Reconstruction System (“LRS”) and TrueLoK™ Ring Fixation System.

The ISKD® system is a patented, internal limb-lengthening device that uses a magnetic sensor to monitor limb-lengthening progress on a daily basis.  ISKD® is an expandable tubular device that is completely implanted inside the bone to be lengthened.  The ISKD® system is designed to lengthen the patient’s bone gradually, and, after lengthening is completed, stabilize the lengthened bone.  ISKD® is an FDA-approved intramedullary bone lengthener on the market, and we have the exclusive worldwide distribution rights for this product.

LRS uses callus distraction to lengthen bone in a variety of procedures.  It can be used in monofocal lengthenings and corrections of deformity.  Its multifocal procedures include bone transport, simultaneous compression and distraction at different sites, bifocal lengthening and correction of deformities with shortening.  In 2009, recent improvements on size, flexibility and ease of use were implemented for the release of the LRS ADVanced.

The TrueLoKTM Ring Fixation System is a surgeon-designed, lightweight external fixation system for limb lengthening and deformity correction.  Created with pre-assembled function blocks, we believe TrueLoKTM is a simple, stable, versatile ring fixation system superior to the traditional Ilizarov ring system.

Sports Medicine

Sports Medicine product sales represented 18% of our total net sales in 2009.

We believe Breg Inc., one of Orthofix’s wholly-owned subsidiaries, is a market leader in the sale of orthopedic post-operative reconstruction and rehabilitative products to hospitals and orthopedic offices.  Breg’s products are grouped primarily into two product categories:  Breg® Bracing and Polar Care®. Approximately 64% of Breg’s net revenues were attributable to the sale of bracing products in 2009, including: (1) functional braces for treatment and prevention of ligament injuries, (2) load-shifting braces for osteoarthritic pain management, (3) post-operative braces for protecting surgical repair and (4) foot and ankle supports that provide an alternative to casting.  Approximately 34% of Breg’s 2009 net revenues came from the sale of cold therapy products used to minimize the pain and swelling following knee, shoulder, elbow, ankle and back injuries or surgery.  Approximately 2% of Breg’s 2009 net revenues came from the sale of other rehabilitative products.  Breg sells its products through a network of domestic and international independent distributors, 15 employee sales representatives and related international subsidiaries.

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

Post-operative braces are designed to limit a patient’s range of motion after knee surgery and protect the repaired ligaments and/or joints from stress and strain.  These braces are designed to promote a faster and healthier healing process.  The products within this line provide both immobilization and/or a protected range of motion.  The Breg post-operative family of braces, featuring the patented Quick-Set hinge, offers complete range of motion control for both flexion and extension, along with a simple-to-use drop lock mechanism to lock the patient in full extension.  The release lock mechanism allows for easy conversion to full range of motion.  The straps, integrated through hinge bars, offer greater support and stability.  This hinge bar can be “broken down” to accommodate later stages of rehabilitation.  The Breg T-Scope® is a premium brace in the post-operative bracing market and has every feature available offered in our post-operative knee braces, including telescoping bars, easy application, full range of motion and a drop lock feature.

Osteoarthritic braces are used to treat patients suffering from osteoarthritis of the knee.  Osteoarthritis (“OA”) is a form of damage to, or degeneration of, the articular surface of a joint.  This line of custom and off-the-shelf braces is designed to shift the load going through the knee, provide additional stability and reduce pain.  In some cases, this type of brace may serve as a cost-efficient alternative to total knee replacement.  Breg’s single upright Solus® and lateral offloader which are based on Fusion® technology, are our newest bracing designs delivering optimal comfort and pain relief for patients suffering from OA.

Polar Care®

We manufacture, market and sell a cold therapy product line, Polar Care®.  Breg entered the market for cold therapy products in 1991 when it introduced the Polar Care® 500, a cold therapy device used to reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process.  Breg’s leading cold therapy offering is the KODIAK® cold therapy system which uses Intelliflow® technology to customize treatment for various clinical applications.  Today, we believe that cold therapy is a standard of care with physicians despite limited historical reimbursement by insurance companies over the years.

The Polar Care® product uses a circulation system designed to provide constant fluid flow rates to ensure safe and effective treatment.  The product consists of a cooler filled with ice and cold water connected to a pad, which is applied to the affected area of the body; the device flows cold water through the pad to provide continuous cold therapy for the relief of pain.  Breg’s cold therapy line consists of the Polar Care® 500, Kodiak®, Polar Care® 300, Polar Cub and cold gel packs.

Vascular

Vascular product sales represented 3% of our total net sales in 2009.

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

The A-V Impulse System® consists of an electronic controller attached to a special inflatable slipper or glove, or to an inflatable bladder within a cast, which promotes the return of blood to the veins and the inflow of blood to arteries in the patient’s arms and legs.  The device operates by intermittently impulsing veins in the foot, calf or hand, as would occur naturally during normal walking or hand clenching.  The A-V Impulse System® is distributed in the U.S. by Covidien plc.  Outside the U.S., the A-V Impulse System® is sold directly by our distribution subsidiaries in the United Kingdom, Italy and through selected distributors in the rest of the world.

Other Products

Other product sales represented 4% of our total net sales in 2009.

Laryngeal Mask

The Laryngeal Mask, a product of The Laryngeal Mask Company Limited, is an anesthesia medical device designed to establish and maintain the patient’s airway during an operation.  We have exclusive distribution rights for the Laryngeal Mask in the United Kingdom and Ireland through June 2010.

Other

We hold distribution rights for several other non-orthopedic products at our subsidiaries.

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

We maintain interactive relationships with spine and orthopedic centers in the U.S., Europe, Japan and South and Central America, including research and development centers such as the Musculoskeletal Transplant Foundation (“MTF”), the Orthopedic Research and Education Foundation, The University of Medicine and Dentistry of New Jersey, the National Osteoporosis Institute, the Cleveland Clinic Foundation, Rutgers University and the University of Verona in Italy.  Several of the products that we market have been developed through these collaborations.  In addition, we regularly receive suggestions for new products from the scientific and medical community, some of which result in Orthofix entering into assignment or license agreements with physicians and third-parties.  We also receive a substantial number of requests for the production of customized items, some of which have resulted in new products.  We believe that our policy of accommodating such requests enhances our reputation in the medical community.

In 2009, 2008, and 2007 we spent $31.5 million, $30.8 million and $24.2 million, respectively, on research and development.

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

Corporate Compliance and Government Regulation

Corporate Compliance and Ethics Program

The Company began implementation of its enhanced compliance program, which it branded the Integrity Advantage™ Program, in February 2008 at its Spinal Implants and Biologics division.  In June 2008, the Company hired a Chief Compliance Officer to oversee implementation of the Integrity Advantage™ Program throughout the Company.  It is a fundamental policy of the Company to conduct business in accordance with the highest ethical and legal standards.

Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout the Company’s domestic and international businesses.

The Company's Integrity Advantage™ Program is designed to meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws.  Key elements of the Integrity Advantage™ Program include:

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

Government Regulation

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to the Federal Food, Drug, and Cosmetic Act (the “FDCA”) as implemented and enforced by the U.S. Food and Drug Administration (the “FDA”).  The regulations that cover our products and facilities vary widely from country to country.  The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

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

Manufacturers of most class II medical devices are required to obtain 510(k) clearance prior to marketing their devices.  To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.”  By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer.  The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.  After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.   With certain exceptions, most of our products are subject to the 510(k) clearance process.  On January 27, 2010, the FDA announced that it is requesting comments on actions that the FDA’s Center for Devices and Radiological Health (“CDRH”) can consider taking to strengthen the 510(k) review process conducted by the CDRH.

Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction.  A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling.  Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device.  In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations.  By statute, the FDA has 180 days to review the PMA application, although, generally, review of the application can take between one and three years, or longer.  Once approved, a new PMA or a PMA Supplement is required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device's indication for use, manufacturing process, labeling and design.  Our bone growth stimulation products are classified as Class III by the FDA, and have been approved for commercial distribution in the U.S. through the PMA process.  We also have under development an artificial cervical disk product which is currently classified as FDA Class III.  Under such a classification, in order for the product to be approved for commercial distribution in the U.S., compliance with the FDA PMA approval process, including a human clinical trial, will be required.  We also have under development other products designed to treat degenerative spinal disc disease but which allow greater post-surgical mobility than standard surgical approaches involving spinal fusion techniques.  If certain of these products are classified as FDA Class III, in order for them to be approved for commercial distribution in the U.S., compliance with the FDA PMA approval process, including a human clinical trial, will be required.

In addition, our Spinal Implants and Biologics division is a distributor of a product for bone repair and reconstruction under the brand name Trinity® Evolution™ Viable Cryopreserved Cellular Bone Matrix which is an allogeneic, cancellous, bone matrix containing viable stem cells.  We believe that Trinity® Evolution™ is properly classified under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug.  We believe it is regulated under Section 361 of the Public Health Service Act and C.F.R. Part 1271.  Spinal Implants and Biologics also distributes certain surgical implant products known as “allograft” products which are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body.  We believe that these products are properly classified by the FDA as minimally-manipulated tissue and are covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing.  There can be no assurance that our suppliers of the Trinity® Evolution™ and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business.  Further, there can be no assurance that these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged.  Moreover, products derived from human tissue or bone are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls.  For a description of these risks, see Item 1A “Risk Factors.”

The medical devices that we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all.  While we believe that we have obtained all necessary clearances and approvals for the manufacture and sale of our products and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance.  After a device is placed on the market, numerous regulatory requirements continue to apply.  Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”) which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA's recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

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

Moreover, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future.  U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations.  The European Commission (‘EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply.  Under these new regulations, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union.  Certification allows manufacturers to stamp the products of certified plants with a “CE” mark.  Products covered by the EC regulations that do not bear the CE mark cannot be sold or distributed within the European Union.  We have received certification for all currently existing manufacturing facilities and products.

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited.  Also, third-party payors are increasingly challenging the prices charged for medical products and services.  The Medicare program is expected to continue to implement a new payment mechanism for certain items of durable medical equipment, prosthetic, orthotic supplies (“DMEPOS”) via the implementation of its competitive bidding program.  The initial implementation was terminated shortly after it began in 2008 and the Centers for Medicare and Medicaid Services (“CMS”) are required to and did start the rebid process in 2009 (“Round 1 Rebid”).  Payment rates for certain DMEPOS items included in the Round 1 Rebid product categories, which categories do not currently include our products, will be determined based on bid prices rather than the current Medicare DMEPOS fee schedule.

Orthofix Inc., a subsidiary of the Company, received accreditation status by the Accreditation Commission for Health Care, Inc. (“ACHC”) for the services of DMEPOS.  ACHC, a private, not-for-profit corporation, which is certified to ISO 9001:2000 standards, was developed by home care and community-based providers to help companies improve business operations and quality of patient care.  Although accreditation is generally a voluntary activity where healthcare organizations submit to peer review their internal policies, processes and patient care delivery against national standards, CMS required DMEPOS suppliers to become accredited.  By attaining accreditation, Orthofix Inc. has demonstrated its commitment to maintain a higher level of competency and strive for excellence in its products, services, and customer satisfaction.

Our sales and marketing practices are also subject to a number of U.S. laws regulating healthcare fraud and abuse such as the federal Anti-Kickback Statute and the federal Physician Self-Referral Law (known as the “Stark Law”), the Civil False Claims Act and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as well as numerous state laws regulating healthcare and insurance.  These laws are enforced by the Office of Inspector General within the U.S. Department of Health and Human Services, the U.S. Department of Justice, and other federal, state and local agencies.  Among other things, these laws and others generally: (1) prohibit the provision of anything of value in exchange for the referral of patients for, or the purchase, order, or recommendation of, any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; (3) prohibit the transmission of protected healthcare information to persons not authorized to receive that information; and (4) require the maintenance of certain government licenses and permits.

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

Primary Markets

In 2009, Domestic accounted for 38% of total net sales, Spinal Implants and Biologics accounted for 22% of total net sales, Breg accounted for 17% of total net sales, and International accounted for 23% of total net sales.  No single non-governmental customer accounted for greater than 5% of total net sales.  Sales to customers were broadly distributed.

Our products sold in the U.S. are either prescribed by medical professionals for the care of their patients or selected by physicians, sold to hospitals, clinics, surgery centers, independent distributors or other healthcare providers, all of whom may be primarily reimbursed for the healthcare products provided to patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs.  Our products are also sold in many other countries, such as the United Kingdom, France and Italy, which have publicly funded healthcare systems as well as private insurance plans.  See Item 1A “Risk Factors”, page 28 for a table of estimated revenue by payor type.  For additional information about geographic areas, see Item 8 “Financial Statements and Supplementary Data.”

Sales, Marketing and Distributor Network

We have established a broad distribution network comprised of direct sales representatives and distributors.  This established distribution network provides us with a platform to introduce new products and expand sales of existing products.  We distribute our products through a sales and marketing force of approximately 633 sales and marketing representatives.  Worldwide we also have approximately 274 independent distributors for our products in approximately 63 countries.  The table below highlights the makeup of our sales, marketing and distribution network at December 31, 2009.

	Direct Sales & Marketing Headcount			Distributors
	U.S.	International	Total	U.S.	International	Total
Domestic	340	-	340	37	1	38
Spinal Implants and Biologics	35	4	39	49	33	82
Breg	90	1	91	33	48	81
International	6	157	163	2	71	73
Total	471	162	633	121	153	274

In our largest market, the U.S., our sales, marketing and distribution network is separated between several distinct sales forces addressing different market sectors.  The Spine market sector is addressed primarily by a direct sales force for spinal bone growth stimulation products and HCT/P products and a distribution network for spinal implant products.  The Orthopedic market sector is addressed by a hybrid distribution network of predominately direct sales supplemented by distributors.  The Sports Medicine market sector is addressed primarily by a distribution network for Breg products.

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

Marketing and Product Education

We seek to market our products principally to medical professionals and group purchasing organizations (“GPOs”), which are hospital organizations that buy on a large scale.  We believe there is a developing focus on selling to GPOs and large national accounts that reflects a trend toward large scale procurement efforts in the healthcare industry.

We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate.  We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages using printed, video and multimedia formats.  To provide additional advanced training for surgeons, we organize monthly, multilingual, teaching seminars at our facility in Verona, Italy, and in various locations in the U.S. and Latin America.  The Verona and U.S. product education seminars, which in 2009 were attended by over 800 surgeons and over 300 distributor representatives and sales representatives from around the world, include a variety of lectures from specialists as well as demonstrations and hands-on workshops.  Each year many of our sales representatives and distributors independently conduct basic courses in product application for local surgeons.  We also provide sales training at our training centers in McKinney, Texas, our Breg training center in Vista, California, and in regional locations throughout the world.  Additionally, we have implemented a web-based sales training program, which provides ongoing education for our sales representatives.

Competition

Our bone growth stimulation products compete principally with similar products marketed by Biomet Spine a business unit of Biomet, Inc, DJO Incorporated, and Exogen, Inc., a subsidiary of Smith & Nephew plc.  Our spinal implant and HCT/P products, and Trinity® Evolution™, an HCT/P product from which we derive marketing fees, compete with products marketed by Medtronic, Inc., De Puy, a division of Johnson and Johnson, Synthes AG, Stryker Corp., Zimmer, Inc., Nuvasive, Biomet Spine and various smaller public and private companies.  For external and internal fixation devices, our principal competitors include Synthes AG, Zimmer, Inc., Stryker Corp., Smith & Nephew plc and Biomet Orthopedics, a business unit of Biomet, Inc.  The principal non-pharmacological products competing with our A-V Impulse System® are manufactured by Huntleigh Technology PLC and Kinetic Concepts, Inc.  The principal competitors for the Breg bracing and cold therapy products include DJO Incorporated, Biomet, Inc., Ossur Lf. and various smaller private companies.

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

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation and orthopedic products, and subcontract the manufacture of a substantial portion of the component parts.  We design and develop our spinal implant and Alloquent® Allograft HCT/P products but subcontract their manufacture and packaging.  Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education and marketing as well as quality assurance standards.  In addition to designing, developing, assembling, testing and packaging its products, Breg also manufactures a substantial portion of the component parts used in its products.  Although certain of our key raw materials are obtained from a single source, we believe that alternate sources for these materials are available.  Further, we believe that an adequate inventory supply is maintained to avoid product flow interruptions.  We have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

Trinity® Evolution™, an HCT/P product for which we have exclusive marketing rights, is an allograft tissue form that is supplied to customers by MTF in accordance with orders received directly from customers and from the Company.  MTF sources, processes and packages the tissue form and is the sole supplier of Trinity® Evolution™ to our customers.

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

Capital Expenditures

We had tangible and intangible capital expenditures in the amount of $22.0 million, $20.2 million and $27.2 million in 2009, 2008 and 2007, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds and product instrument sets.  In 2009, we invested $22.0 million in capital expenditures of which (1) $8.1 million related to Spinal Implants and Biologics’ instrumentation for the new Firebird™ Spinal Fixation Systems and other systems introduced in 2009; (2) $5.9 million related to new software applications and computer licensing within our Domestic and International segments; and (3) $1.1 million related to the initial construction phase of our new facility in Lewisville, TX.  We currently plan to invest approximately $29.6 million in capital expenditures during 2010 to support the planned expansion of our business.  We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

At December 31, 2009, we had 1,484 employees worldwide.  Of these, 541 were employed at Domestic, 87 were employed at Spinal Implants and Biologics, 500 were employed at Breg and 356 were employed at International.  Our relations with our Italian employees, who numbered 124 at December 31, 2009, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry.  We are not a party to any other collective bargaining agreement.  We believe that we have good relations with our employees.  Of our 1,484 employees, 633 were employed in sales and marketing functions, 237 in general and administrative, 491 in production and 123 in research and development.

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

The direction and strength of the U.S. and global economy has been uncertain due to the recent downturn in the economy and difficulties in the credit markets.  If economic growth in the U.S. and other countries continues to remain low, or if the credit markets continue to be difficult to access, our distributors, suppliers and other business partners could experience significant disruptions to their businesses and operations which, in turn, could negatively impact our business operations and financial performance.  In addition, continued weak consumer financial strength and demand could cause a substantial reduction in the sale of our products.

Our acquisition of Blackstone Medical Inc. could continue to present challenges for us.

On September 22, 2006, we completed the acquisition of Blackstone Medical Inc. (“Blackstone”).  The acquisition has presented several challenges to our business.  In 2008, we recorded several expenses from the impairment of goodwill and intangible assets related to the Blackstone business, including a $57.0 million impairment loss related to the Blackstone trademark, a $126.9 million goodwill impairment loss, and a $105.7 million impairment charge related to the distribution network and technologies at Blackstone.  We have also received several subpoenas related to the Blackstone business, including from the U.S. Department of Health and Human Services, Office of the Inspector General.  These subpoenas and related government investigations have required the use of significant management time and resources.

We continue to integrate the operations of Blackstone into our business, however, we may not be able to successfully integrate Blackstone’s operations into our business and achieve the benefits that we originally anticipated at the time of the acquisition.  The continued integration of Blackstone’s operations into our business involves numerous risks, including:

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

We may be subject to federal and state health care fraud and abuse laws, and could face substantial penalties if we are determined not to have fully complied with such laws.

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

In particular, as more fully described under Item 3, “Legal Proceedings”, the Company has received subpoenas requesting information from governmental authorities, including the U.S. Department of Health and Human Services, Office of Inspector General, and two separate federal grand jury subpoenas, related to our Blackstone subsidiary, which we acquired in 2006.  In addition, on or about April 10, 2009, the Company received a HIPAA subpoena issued by the U.S. Attorney’s Office for the District of Massachusetts (the “Boston USAO”).  The Boston USAO subsequently informed the Company that it is investigating possible criminal and civil violations of federal law related to the Company’s promotion and marketing of its bone growth stimulator devices.  Any adverse outcome in either of these inquiries could have a material adverse effect on our business and financial position.

In addition, it is possible that one or more private insurers with whom we do business may attempt to use any penalty we might be assessed or any exclusion from federal or state healthcare program business as a basis to cease doing business with us.  If this were to occur, it could also have a material adverse effect on our business and financial position.

Expensive litigation and government investigations, and difficulties recouping disputed amounts currently being held in escrow in connection with the Blackstone acquisition, may reduce our earnings.

As more fully described directly above and under Item 3, "Legal Proceedings", we are named as a defendant in a number of lawsuits and have received several subpoenas requesting information from various governmental authorities.  We are complying with the subpoenas and intend to cooperate with any related government investigations.  The outcome of these and any other lawsuits brought against us, and these and other investigations of us, are inherently uncertain, and adverse developments or outcomes could result in significant monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows.  In addition, we may continue to incur significant legal expenses in connection with these matters in the future, which expenses could affect our future earnings.

As also described under Item 3, “Legal Proceedings,” in connection with those lawsuits and investigations that relate to our Blackstone subsidiary, we may have rights to indemnification under the merger agreement for the Blackstone acquisition for losses incurred in connection with some or all of these matters, and we have submitted several claims for indemnification from the escrow fund established in connection with the merger agreement.  However, the representative of the former shareholders of Blackstone has objected to many of these indemnification claims and expressed an intent to contest them in accordance with the terms of the merger agreement.  There can be no assurance that we will ultimately be successful in seeking indemnification in connection with any of these matters.

In the event certain of these matters result in significant settlement costs or judgments against us and, as applicable, we are not able to successfully recoup such amounts from the escrow fund, these matters could have a significant negative effect on our operations and financial performance.

We may not be able to successfully introduce new products to the market.

During 2009, we introduced several new products to the market, including the Firebird™ Spinal Fixation System, the PILLAR™ SA interbody device and Trinity® Evolution™, among others.  We intend to introduce several new products to the market in 2010.  Despite our planning, the process of developing and introducing new products is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs and gain broad market acceptance, which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies.

We contract with third-party manufacturers to produce most of our products, like many other companies in the medical device industry.  If we or any such manufacturer fails to meet production and delivery schedules, it can have an adverse impact on our ability to sell such products.  Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects and other similar events can delay production and inhibit our ability to bring a new product to market in timely fashion.  For example, the supply of Trinity® Evolution™ is derived from human cadaveric donors, and our ability to distribute the product depends on our supplier continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by the supplier in its processing methodology.  The supply of such donors is inherently unpredictable and can fluctuate over time.  Further, because Trinity® Evolution™ is classified as an HCT/P product, it could from time to time be subject to recall for safety or administrative reasons.

We depend on our ability to protect our intellectual property and proprietary rights, but we may not be able to maintain the confidentiality, or assure the protection, of these assets.

Our success depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights.  If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that compete directly with, ours.  Numerous patents covering our technologies have been issued to us, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the U.S.  Some patent applications in the U.S. are maintained in secrecy until the patent is issued.  Because the publication of discoveries tends to follow their actual discovery by several months, we may not be the first to invent, or file patent applications on any of our discoveries.  Patents may not be issued with respect to any of our patent applications and existing or future patents issued to, or licensed by us and may not provide adequate protection or competitive advantages for our products.  Patents that are issued may be challenged, invalidated or circumvented by our competitors.  Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

Our products are sold either directly by us or by independent sales representatives to customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers. These products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid and Tricare, or private insurance plans and healthcare networks.  Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited.  Also, third-party payors are increasingly challenging the prices charged for medical products and services.  Limits put on reimbursement could make it more difficult for people to buy our products and reduce, or possibly eliminate, the demand for our products.  In addition, should governmental authorities enact additional legislation or adopt regulations that affect third-party coverage and reimbursement, demand for our products and coverage by private or public insurers may be reduced with a consequential material adverse effect on our sales and profitability.

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

As required by law, CMS has continued efforts to implement a competitive bidding program for durable medical equipment paid for by the Medicare program. CMS conducted an initial implementation of the competitive bidding program in 2008 which was terminated in that same year. CMS is required to and began the rebid process in 2009. The implementation date of the rebid round is currently scheduled for January 2011.  The Company’s products are not yet included in the competitive bidding process. We believe that the competitive bidding process will principally affect products sold by our Sports Medicine business. We cannot predict which products from any of our businesses will ultimately be affected or when the competitive bidding process will be extended to our businesses. The competitive bidding process is projected to be expanded further in 2011, yet final decisions concerning which products and areas will be affected have not been announced. While some of our products are designated by the Food and Drug Administration as Class III medical devices and thus are not included within the competitive bidding program, some of our products may be encompassed within the program at varying times. There can be no assurance that the implementation of the competitive bidding program will not have an adverse impact on the sales of some of our products.

We estimate that our revenue by payor type is:

•	Direct (hospital)	36%
•	Third Party Insurance	22%
•	Independent Distributors	19%
•	U.S. Government – Medicare, Medicaid, TriCare 10%
•	International Public Healthcare Systems	9%
•	Self-payand other	4%

We and certain of our suppliers may be subject to extensive government regulation that increases our costs and could limit our ability to market or sell our products.

The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities regulate the development, approval, classification, testing, manufacturing, labeling, marketing and sale of medical devices.  Likewise, our use and disclosure of certain categories of health information may be subject to federal and state laws, implemented and enforced by governmental authorities that protect health information privacy and security.  For a description of these regulations, see Item 1 – “Business – Government Regulation.”

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries.  We cannot predict whether in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition or results of operations.  The process of obtaining FDA clearance and other regulatory clearances or approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis if at all.  The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices.   The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s Quality System Regulation (“QSR”) and other regulations.  If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution.  The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.  Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition and results of operations.

Our allograft and mesenchymal stem cell products could expose us to certain risks which could disrupt our business.

Our Spinal Implants and Biologics division distributes a product under the brand name Trinity® Evolution™.  Trinity® Evolution™ is derived from human cadaveric donors, and our ability to distribute the product depends on our supplier continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by the supplier in its processing methodology.  The supply of such donors is inherently unpredictable and can fluctuate over time.  We believe that Trinity® Evolution™ is properly classified under the FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products (“HCT/P”) regulatory paradigm and not as a medical device or as a biologic or drug.  There can be no assurance that the FDA would agree that this category of regulatory classification applies to Trinity® Evolution™ and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional postmarket regulatory requirements.  The success of our Trinity® Evolution™ product will depend on these products achieving broad market acceptance which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies.  Because Trinity® Evolution™ is classified as an HCT/P product, it can from time to time be subject to recall for safety or administrative reasons.

Spinal Implants and Biologics also distributes allograft products which are also derived from human tissue harvested from cadavers and which are used for bone reconstruction or repair and which are surgically implanted into the human body.  We believe that these allograft products are properly classified as HCT/P products and not as a medical device or a biologic or drug.  There can be no assurance that the FDA would agree that this regulatory classification applies to these products and any regulatory reclassification could have adverse consequences for us or for the suppliers of these products and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval and compliance with additional postmarket regulatory requirements.  Moreover, the supply of these products to us could be interrupted by the failure of our suppliers to maintain high standards in performing required donor screening and infectious disease testing of donated human tissue used in producing allograft implants.  Our allograft implant business could also be adversely affected by shortages in the supply of donated human tissue or negative publicity concerning methods of recovery of tissue and product liability actions arising out of the distribution of allograft implant products.

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

We sell our products in many countries through independent distributors.  Generally, our independent sales representatives and our distributors have the exclusive right to sell our products in their respective territories and are generally prohibited from selling any products that compete with ours.  The terms of these agreements vary in length, generally from one to ten years.  Under the terms of our distribution agreements, each party has the right to terminate in the event of a material breach by the other party and we generally have the right to terminate if the distributor does not meet agreed sales targets or fails to make payments on time.  Any termination of our existing relationships with independent sales representatives or distributors could have an adverse effect on our business unless and until commercially acceptable alternative distribution arrangements are put in place.

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

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results.  To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors.  To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure.  We have substantial activities outside of the U.S. that are subject to the impact of foreign exchange rates.  The fluctuations of foreign exchange rates during 2009 have had a negative impact of $11.1 million on net sales outside of the U.S.  Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future.  To minimize such exposures, we enter into currency hedges from time to time.  At December 31, 2009, we had outstanding a currency swap to hedge a 38.3 million Euro foreign currency exposure.

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

Our corporate affairs are governed by our Articles of Association and the corporate law of the Netherlands Antilles as laid down in Book 2 of the Civil Code (“CCNA”).  Although some of the provisions of the CCNA resemble some of the provisions of the corporation laws of a number of states in the U.S., principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if Orthofix were incorporated in a jurisdiction within the U.S.  For example, there is no statutory right of appraisal under Netherlands Antilles corporate law nor is there a right for shareholders of a Netherlands Antilles corporation to sue a corporation derivatively.  In addition, we have been advised by Netherlands Antilles counsel that it is unlikely that (1) the courts of the Netherlands Antilles would enforce judgments entered by U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws and (2) actions can be brought in the Netherlands Antilles in relation to liabilities predicated upon the U.S. federal securities laws.

Our business is subject to economic, political, regulatory and other risks associated with international sales and operations.

Since we sell our products in many different countries, our business is subject to risks associated with conducting business internationally.  Net sales outside the U.S. represented 23% of our total net sales in 2009.  We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales.  In addition, a number of our manufacturing facilities and suppliers are located outside the U.S.  Accordingly, our future results could be harmed by a variety of factors, including:

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

When we acquired Blackstone on September 22, 2006, one of our wholly-owned subsidiaries, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. Orthofix and certain of Orthofix Holdings’ direct and indirect subsidiaries, including Orthofix Inc., Breg, and Blackstone have guaranteed the obligations of Orthofix Holdings under the senior secured bank facility. The senior secured bank facility provides for (1) a seven-year amortizing term loan facility of $330.0 million of which $252.4 million and $280.7 million was outstanding at December 31, 2009 and 2008, respectively, and (2) a six-year revolving credit facility of $45.0 million upon which we had $44.7 million available to be drawn as of December 31, 2009.

On September 29, 2008, we entered into an amendment to the credit agreement.  The credit agreement, as amended, contains negative covenants applicable to Orthofix and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. A breach of any of these covenants could result in an event of default under the credit agreement, which could permit acceleration of the debt payments under the facility.  Management believes the Company was in compliance with these financial covenants as measured at December 31, 2009.  The Company further believes that it should be able to meet these financial covenants in future fiscal quarters, however, there can be no assurance that it will be able to do so, and failure to do so could result in an event of default under the credit agreement, which could have a material adverse effect on our financial position.

The senior secured bank credit facility requires mandatory prepayments that may have an adverse effect on our operations and limit our ability to grow our business.

Further, in addition to scheduled debt payments, the credit agreement, as amended,  requires us to make mandatory prepayments with (a) the excess cash flow (as defined in the credit agreement) of Orthofix and its subsidiaries, in an amount equal to 50% of the excess annual cash flow beginning with the year ending December 31, 2007, provided, however, if the leverage ratio (as defined in the credit agreement) is less than or equal to 1.75 to 1.00, as of the end of any fiscal year, there will be no mandatory excess cash flow prepayments, with respect to such fiscal year, (b) 100% of the net cash proceeds of any debt issuances by Orthofix or any of its subsidiaries or 50% of the net cash proceeds of equity issuances by any such party, excluding the exercise of stock options, provided, however, if the leverage ratio is less than or equal to 1.75 to 1.00 at the end of the preceding fiscal year, Orthofix Holdings shall not be required to prepay the loans with the proceeds of any such debt or equity issuance, (c) the net cash proceeds of asset dispositions over a minimum threshold, or (d) unless reinvested, insurance proceeds or condemnation awards. These mandatory prepayments could limit our ability to reinvest in our business.

The conditions of the U.S. and international capital and credit markets may adversely affect our ability to draw on our current revolving credit facility or obtain future short-term or long-term lending.

Global market and economic conditions have been, and continue to be, disrupted and volatile.  In particular, the cost and availability of funding for many companies has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  These forces reached unprecedented levels in 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions.  These events have significantly diminished overall confidence in the financial and credit markets.  There can be no assurances that recent government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

We continue to maintain a six-year revolving credit facility of $45.0 million upon which we had $44.7 million available to be drawn as of December 31, 2009.  However, to the extent our business requires us to access the credit markets in the future and we are not able to do so, including in the event that lenders cease to lend to us, or cease to be capable of lending, for any reason, we could experience a material and adverse impact on our financial condition and ability to borrow additional funds.  This might impair our ability to obtain sufficient funds for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

The conditions of the U.S. and international capital and credit markets may adversely affect our interest expense under our existing credit facility.

Our senior bank facility provides for a seven-year amortizing term loan facility of $330.0 million for which $252.4 million was outstanding as of December 31, 2009.  Obligations under the senior secured credit facility have a floating interest rate of the London Inter-Bank Offered Rate (“LIBOR”) plus a margin or prime rate plus a margin.  Currently, the term loan is a $252.4 million prime rate loan plus a margin of 3.5%.  In June 2008, we entered into a three year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011.  The amount outstanding under the Swap as of December 31, 2009 was $150.0 million.  Under the Swap we will pay a fixed rate of 3.73% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.  As of December 31, 2009 the interest rate on the debt related to the Swap was 10.2%.  Our overall effective interest rate, including the impact of the Swap, as of December 31, 2009 on our senior secured debt was 8.8%.  Although the Swap reduces the impact of interest rate increases, our interest expense that we incur under our term loan could increase if there are increases in LIBOR rates.  (See Item 7A, Quantitative and Qualitative Disclosures about Market Risk in this Form 10-K.)  Further, in the event that our counterparties under the Swap were to cease to be able to satisfy their obligations under the Swap for any reason, our interest expense could be further increased.

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

Goodwill and other identified intangibles could generate future asset impairments, which would be recorded as operating losses.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 – Intangibles – Goodwill and Other (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”) requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as trademarks, cease to be amortized. ASC Topic 350 requires that goodwill and intangible assets with indefinite lives be tested at least annually for impairment. If Orthofix finds that the carrying value of goodwill or a certain intangible asset exceeds its fair value, it will reduce the carrying value of the goodwill or intangible asset to the fair value, and Orthofix will recognize an impairment loss. Any such impairment losses are required to be recorded as non-cash operating losses.

During the third quarter of 2008, as a result of decreasing revenues, we evaluated the fair value of our indefinite-lived trademarks and goodwill at Blackstone.  As a result, we recorded an impairment charge of $57.0 million related to these trademarks.  We determined that the carrying amount of goodwill related to Blackstone exceeded its implied fair value, and recognized a goodwill impairment loss of $126.9 million.

In addition, ASC Topic 360 – Property, Plant and Equipment (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) requires that intangible assets with definite lives, such as Orthofix’s developed technologies and distribution network assets, be tested for impairment if indicators of impairment, as defined in the standard, exist.  During the third quarter of 2008, we determined that an indicator of impairment existed with respect to the definite-lived intangible assets at Blackstone.  We compared the expected cash flows to be generated by the definite lived intangible assets on an undiscounted basis to the carrying value of the intangible asset.  We determined the carrying value exceeded the undiscounted cash flow and impaired the distribution network and developed technologies at Blackstone which resulted in an impairment charge of $105.7 million.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal facilities are:

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution and research and development facility for Spine and Orthopedics Products and administrative facility for the Domestic and Spinal Implants and Biologics segments	McKinney, TX	70,000	Leased

Tooling and model shop for Spinal Implants and Biologics	Springfield, MA	19,000	Leased

Research and development office for Spinal Implants and Biologics	Wayne, NJ	16,548	Leased

Research and development, component manufacturing, quality control and training facility for fixation products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned

International Distribution Center for Orthofix products	Verona, Italy	18,000	Leased

Administrative offices for Orthofix International N.V.	Boston, MA	7,488	Leased

Administrative offices for Orthofix International N.V.	Huntersville, NC	7,225	Leased

Sales management, distribution and administrative offices	Florham Park, NJ	2,700	Leased

Sales management, distribution and administrative offices	South Devon, England	2,500	Leased

Sales management, distribution and administrative offices for A-V Impulse® System and fixation products	Andover, England	9,001	Leased

Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	9,000	Leased

Sales management, distribution and administrative facility for Mexico	Mexico City, Mexico	3,444	Leased

Sales management, distribution and administrative facility for Brazil	Alphaville, Brazil	4,690	Leased

Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	1,184	Leased

Facility	Location	Approx. Square Feet	Ownership
Sales management, distribution and administrative facility for France	Gentilly, France	3,854	Leased

Sales management, distribution and administrative facility for Germany	Valley, Germany	3,000	Leased

Sales management, distribution and administrative facility for Switzerland	Steinhausen, Switzerland	1,180	Leased

Administrative, manufacturing, warehousing, distribution and research and development facility for Breg	Vista, California	104,832	Leased

Manufacturing facility for Breg products, including the A-V Impulse System® Impads	Mexicali, Mexico	63,000	Leased

Sales management, distribution and administrative facility for Puerto Rico	Guaynabo, Puerto Rico	4,400	Leased

Item 3.  Legal Proceedings

On or about July 23, 2007, our subsidiary, Blackstone Medical Inc. (“Blackstone”) received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes. The subpoena seeks documents for the period January 1, 2000 through July 31, 2006, which is prior to Blackstone’s acquisition by the Company. The Company believes that the subpoena concerns the compensation of physician consultants and related matters. On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the agreement and plan of merger between the Company, New Era Medical Corp. and Blackstone, dated as of August 4, 2006 (the “Blackstone Merger Agreement”), for any losses to us resulting from this matter. (The Company’s indemnification rights under the Blackstone Merger Agreement are described further below). The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about January 7, 2008, the Company received a federal grand jury subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007. The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters. On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to the Company resulting from this matter. On or about April 29, 2009, counsel for the Company received a HIPAA subpoena issued by the U.S. Department of Justice. The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007. The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters, as well as the January 7, 2008 federal grand jury subpoena. On or about February 25, 2010, counsel for Orthofix Inc. and Blackstone sent to the U.S. Attorney’s Office for the District of Massachusetts a tolling agreement (the “Tolling Agreement”) executed by  Orthofix Inc. and Blackstone, that extends an agreement tolling the statute of limitations applicable to any criminal, civil, or administrative proceedings that the government might later initiate. Upon execution by the U.S. Attorney's Office for the District of Massachusetts, the Tolling Agreement will extend the period tolling the statute of limitations to include the period from December 1, 2008 through and including March 31, 2010.

On or about December 5, 2008, the Company obtained a copy of a qui tam complaint filed by Susan Hutcheson and Philip Brown against Blackstone and the Company in the U.S. District Court for the District of Massachusetts. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. On November 21, 2008, the U.S. Department of Justice filed a notice of non-intervention in the case. The complaint was served on Blackstone on or about March 24, 2009. Counsel for the plaintiffs filed an amended complaint on June 4, 2009. The amended complaint sets forth a cause of action against Blackstone under the False Claims Act for alleged inappropriate payments and other items of value conferred on physician consultants; Orthofix is not named as a defendant in the amended complaint. The Company believes that this lawsuit is related to the matters described above involving the Department of Health and Human Services, Office of the Inspector General, and the U.S. Attorney’s Office for the District of Massachusetts, and the U.S. Department of Justice. The Company intends to defend vigorously against this lawsuit. On September 18, 2008, after being informed of the existence of the lawsuit by representatives of the U.S. Department of Justice and prior to the unsealing of the complaint (which was unsealed by the court on or about November 24, 2008), the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter.

On or about September 27, 2007, Blackstone received a federal grand jury subpoena issued by the U.S. Attorney’s Office for the District of Nevada (“USAO-Nevada subpoena”). The subpoena seeks documents for the period from January 1999 to the date of issuance of the subpoena. The Company believes that the subpoena concerns payments or gifts made by Blackstone to certain physicians. On February 29, 2008, Blackstone received a Civil Investigative Demand (“CID”) from the Massachusetts Attorney General’s Office, Public Protection and Advocacy Bureau, Healthcare Division.  The CID seeks documents for the period from March 2004 through the date of issuance of the CID, and the Company believes that the CID concerns Blackstone’s financial relationships with certain physicians and related matters.  The Ohio Attorney General’s Office, Health Care Fraud Section has issued a criminal subpoena, dated August 8, 2008, to Orthofix, Inc. (the “Ohio AG subpoena”). The Ohio AG subpoena seeks documents for the period from January 1, 2000 through the date of issuance of the subpoena. The Company believes that the Ohio AG subpoena arises from a government investigation that concerns the compensation of physician consultants and related matters. On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from the USAO-Nevada subpoena, the Massachusetts CID and the Ohio AG subpoena.

By order entered on January 4, 2007, the U.S. District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer. The amended complaint in the Thomas action alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan and another provider. The Company believes that Blackstone has meritorious defenses to the claims alleged and the Company intends to defend vigorously against this lawsuit. On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

Under the Blackstone Merger Agreement, the former shareholders of Blackstone have agreed to indemnify the Company for breaches of representations and warranties under the agreement as well as certain other specified matters. These post-closing indemnification obligations of the former Blackstone shareholders are limited to a cumulative aggregate amount of $66.6 million. At closing, an escrow fund was established pursuant to the terms of the Blackstone Merger Agreement to fund timely submitted indemnification claims. The initial amount of the escrow fund was $50.0 million. As of December 31, 2009, the escrow fund, which has subsequently accrued interest, contained $52.0 million. The Company is also entitled to seek direct personal recourse against certain principal shareholders of Blackstone after all monies on deposit in the escrow fund have been paid out or released or are the subject of pending or unresolved indemnification claims but only for a period of six years from the closing date of the merger and only up to an amount equal to $66.6 million less indemnification claims previously paid.

In addition to the foregoing claims, the Company has submitted claims for indemnification from the escrow fund for losses that have resulted or may result from certain civil actions filed against Blackstone as well as certain claims against Blackstone alleging rights to payments for Blackstone stock options not reflected in Blackstone’s corporate ledger at the time of its acquisition by the Company, or that the shares or stock options subject to those claims were improperly diluted by Blackstone.  To date, the representative of the former shareholders of Blackstone has not objected to approximately $1.5 million in such claims from the escrow fund, with certain claims remaining pending.

The Company is unable to predict the outcome of each of the escrow claims described above in the preceding paragraphs or to estimate the amount, if any, that may ultimately be returned to the Company from the escrow fund and there can be no assurance that losses to the Company from these matters will not exceed the amount of the escrow fund. Expenses incurred by the Company relating to the above matters are recorded as an escrow receivable in the Company’s financial statements to the extent the Company believes, among other things, that collection of the claims is reasonably assured. Expenditures related to such matters for which the Company believes collection is doubtful are recognized in earnings when incurred. As of December 31, 2009 and December 31, 2008, included in Prepaid expenses and other current assets is approximately $12.9 million and $8.3 million, respectively, of escrow receivable balances related to the Blackstone matters described above. These amounts include, among other things, attorneys’ fees and costs related to the government investigations manifested by the subpoenas described above, the stock option-related claims described above, and costs related to the qui-tam action described above. As described above, some of these reimbursement claims are being contested by the representative of the former shareholders of Blackstone.  To mitigate the risk that some reimbursement claims will not be collected, the Company records a reserve against the escrow receivable during the period in which reimbursement claims are recognized.  During 2009, the Company received approximately $1.0 million of proceeds from the escrow fund which represented a portion of the escrow claims that had been previously submitted by the Company.

Effective October 29, 2007, Blackstone entered into a settlement agreement of a patent infringement lawsuit brought by certain affiliates of Medtronic Sofamor Danek USA Inc. In that lawsuit, the Medtronic plaintiffs had alleged that they were the exclusive licensees of certain U.S. patents and that Blackstone’s making, selling, offering for sale, and using its Blackstone Anterior Cervical Plate, 3º Anterior Cervical Plate, Hallmark Anterior Cervical Plate, Reliant Cervical Plate, Pillar PEEK and Construx Mini PEEK VBR System products within the U.S. willfully infringed the subject patents. Blackstone denied infringement and asserted that the patents were invalid. The settlement agreement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. On July 20, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. The Company was subsequently notified by legal counsel of the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about April 10, 2009, the Company received a HIPAA subpoena (“HIPAA subpoena”) issued by the U.S. Attorney’s Office for the District of Massachusetts (the “Boston USAO”). The subpoena sought documents concerning, among other things, the Company’s promotion and marketing of its bone growth stimulator devices. The Boston USAO issued a supplemental subpoena in this matter dated July 23, 2009, requiring testimony. That office later excused performance with the July 23, 2009 subpoena indefinitely. The Boston USAO also issued supplemental subpoenas in this matter, dated September 21, 2009 and December 16, 2009, respectively, seeking documents. The subpoenas seek documents for the period January 1, 1995 through the date of the respective subpoenas. Document production in response to the subpoenas is ongoing. On December 21, 2009, the Boston USAO provided the Company with grand jury subpoenas for the testimony of certain current employees in connection with its ongoing investigation. The Company intends to cooperate with the government’s requests. In meetings with the Company and its attorneys regarding this matter, the Boston USAO has informed the Company that it is investigating possible criminal and civil violations of federal law related to the Company’s promotion and marketing of its bone growth stimulator devices.

On or about April 14, 2009, the Company obtained a copy of a qui tam complaint filed by Jeffrey J. Bierman in the U.S. District Court for the District of Massachusetts against Orthofix, Inc., the Company, and other companies that have allegedly manufactured bone growth stimulation devices, including Orthologic Corp., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. By order entered on March 24, 2009, the court unsealed the case. The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices. The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business. The Company believes that this lawsuit is related to the matter described above involving the HIPAA subpoena. The Company and Orthofix, Inc. were served on or about September 8, 2009. The Company intends to defend vigorously against this lawsuit.

On or about July 2, 2009, the Company obtained a copy of a qui tam complaint filed by Marcus Laughlin that is pending in the U.S. District Court for the District of Massachusetts against the Company. This complaint has been consolidated with the complaint described in the immediately preceding paragraph, and was unsealed on June 30, 2009. The complaint alleges violations of the False Claims Act, fraudulent billing, illegal kickbacks and wrongful termination based on allegations that the Company promoted the sale rather than the rental of bone growth stimulation devices, systematically overcharged for these products, provided physicians kickbacks in the form of free units, referral fees, and fitting fees, and that the defendant and its competitors discussed together strategies to encourage higher government pricing for the products. The complaint also alleges that TRICARE has been reimbursing the Company for its Cervical Stim® product without approval to do so.  An amended complaint alleges conspiracy and violations of the Sherman Anti-Trust Act in connection with the same alleged conduct. The Company was served with the complaint on or about September 9, 2009.  The Company intends to defend vigorously against this lawsuit.

On June 18, 2008, a lawsuit against the Company was filed for unpaid royalties under an agreement terminated by the Company in 2007.  The Company has counterclaimed for the overpayment of commissions previously paid under the agreement.  The plaintiffs are seeking approximately $3.7 million.  The Company’s counterclaim exceeds this amount.  The outcome of this matter is uncertain.

Our subsidiary, Breg, Inc., was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008, when the product line was divested.  As between 2008 and present, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.”  The Company believes that meritorious defenses exist to these claims and Breg, Inc. intends to vigorously defend these cases.

The Company cannot predict the outcome of any proceedings or claims made against the Company or its subsidiaries described in the preceding paragraphs and there can be no assurance that the ultimate resolution of any claim will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

In addition to the foregoing, in the normal course of our business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies.  To the extent losses related to these contingencies are both probable and estimable, the Company provides appropriate amounts in the accompanying financial statements.

Item X.  Executive Officers of the Registrant

The following table sets forth certain information about the persons who serve as our executive officers.

Name	Age	Position
Alan W. Milinazzo	50	Chief Executive Officer, President and Director
Robert S. Vaters	49	Executive Vice President and Chief Financial Officer
Michael Simpson	48	President, Orthopedics North America
Kevin Unger	38	President, Orthofix Spinal Implants
Brad Lee	44	President, Breg, Orthofix Sports Medicine
Luigi Ferrari	42	President, Orthofix International Orthopedic Fixation
Eric Brown	53	President, Spine Stimulation
Michael M. Finegan	46	Vice President, Corporate Development and President, Biologics
Raymond C. Kolls	47	Senior Vice President, General Counsel and Corporate Secretary
______________

Our officers serve at the discretion of the Board of Directors.  There are no family relationships among any of our directors or executive officers.  The following is a summary of the background of each executive officer.

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

Robert S. Vaters.  Mr. Vaters became Executive Vice President and Chief Financial Officer of Orthofix International N.V. on September 7, 2008.  Mr. Vaters joined the Company after almost four years as a senior executive at Inamed Corporation, where he was Executive Vice President, Chief Financial Officer and Head of Strategy and Corporate Development.  Inamed Corporation, a global medical device company was acquired by Allergan Inc. in March of 2006.  Since 2006, Mr. Vaters has been General Partner of a health care private equity firm, which he co-founded, and serves on the Board of Reliable Biopharmaceutical Corporation, a private health care company.

Michael Simpson.  Mr. Simpson became President, Orthopedics North America in 2008.  From 2002 to 2006, Mr. Simpson was Vice President of Operations for Orthofix Inc. In 2006, Mr. Simpson was promoted to Senior Vice President of Global Operations and General Manager, Orthofix Inc. responsible for world wide manufacturing and distribution. With more than 20 years of experience in a broad spectrum of industries he has held the following positions: Chief Operating Officer, Business Unit Vice President, Vice President of Operations, Vice President of Sales, Plant Manager, Director of Finance and Director of Operations. His employment history includes the following companies: Texas Instruments, Boeing, McGaw/IVAX, Mark IV Industries, Intermec and Unilever.

Kevin Unger.  Mr. Unger joined Orthofix as President, Orthofix Spinal Implants in August 2009. Prior to joining Orthofix, he held the position of Vice President and General Manager for MedSurg Divisions at Stryker. While with Stryker, Mr. Unger held roles with increasing responsibility in marketing and sales, during which he built sales organizations, was head of a global marketing department and led business development initiatives. He brings with him more than 15 years of medical device experience, specifically in the orthopedic and minimally invasive surgical markets. Mr. Unger attended college at Miami University (Oxford, OH) receiving his BS in Business Administration and furthered his Pre-Med studies at Indiana University Medical School.

Brad Lee.  Mr. Lee became President, BREG, Orthofix Sports Medicine in July 2008. He joined Orthofix in 2005 as Director of Business Development, and in early 2008, became Vice President and General Manager of the BREG Sports Medicine Division. Prior to joining the Orthofix team, Mr. Lee was Vice President of Marketing for LMA North America.

Luigi Ferrari.  Mr. Ferrari became President, Orthofix International Orthopedic Fixation in October 2009 and manages the Orthopedics International, MedSurg and European Spine businesses. Previously, he was President of Orthopedics International and was responsible for the development, manufacturing and sales of fixation systems in international markets. From 2006 to 2008, he was Vice President of Europe and oversaw Orthofix activities in these key geographic markets. He serves also as General Manager of Orthofix Srl, Italy.  Mr. Ferrari graduated with a degree in Management Engineering from Politecnico di Milano University in 1992.

Eric Brown.  Mr. Brown was named President, Spine Stimulation in 2009.  Prior to that, he was Senior Vice President, Sales and Marketing for Orthofix Inc. His long-standing career with Orthofix began in 1990. He has held various sales and marketing positions, including Region Manager, Director of Sales and Vice President of Sales. Before joining Orthofix, Mr. Brown spent eight years at Medtronic Neurological. He received his BS in Business Administration from Michigan State University.

Michael M. Finegan.  Mr. Finegan joined Orthofix International N.V. in June 2006 as Vice President of Corporate Development.  Mr. Finegan was named President, Biologics in March 2009.  Prior to joining Orthofix, Mr. Finegan spent sixteen years as an executive with Boston Scientific in a number of different operating and strategic roles, most recently as Vice President of Corporate Sales.  Earlier in his career, Mr. Finegan held sales and marketing roles with Marion Laboratories and spent three years in banking with First Union Corporation (Wachovia).  Mr. Finegan earned a BA in Economics from Wake Forest University.

Raymond C. Kolls, J.D.  Mr. Kolls became Vice President, General Counsel and Corporate Secretary of Orthofix International N.V. on July 1, 2004. Mr. Kolls was named Senior Vice President, General Counsel and Corporate Secretary effective October 1, 2006.  From 2001 to 2004, Mr. Kolls was Associate General Counsel for CSX Corporation.  Mr. Kolls began his legal career as an attorney in private practice with the law firm of Morgan, Lewis & Bockius.  Mr. Kolls will be ceasing his employment with the Company effective as of March 31, 2010.

Item 4.  (Reserved)

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq® Global Select Market under the symbol “OFIX.”  The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq® for each of the two most recent fiscal years ended December 31, 2009.  As of February 26, 2010 we had 489 holders of record of our common stock.  The closing price of our common stock on February 26, 2010 was $34.09.

	High	Low
2008
First Quarter	$59.96	$35.50
Second Quarter	40.29	28.46
Third Quarter	29.83	17.07
Fourth Quarter	20.03	8.65

2009
First Quarter	$19.99	$13.43
Second Quarter	27.24	16.10
Third Quarter	30.47	22.03
Fourth Quarter	33.49	28.43

Dividend Policy

We have not paid dividends to holders of our common stock in the past.  We currently intend to retain all of our consolidated earnings to finance credit agreement obligations and to finance the continued growth of our business.  We have no present intention to pay dividends in the foreseeable future.

In the event that we decide to pay a dividend to holders of our common stock in the future with dividends received from our subsidiaries, we may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts received from our subsidiaries.

Recent Sales of Unregistered Securities

There were no securities sold by us during 2009 that were not registered under the Securities Act.

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

Taxation

Under the laws of the Netherlands Antilles as currently in effect, a holder of shares of common stock who is not a resident of, and during the taxable year has not engaged in trade or business through a permanent establishment in, the Netherlands Antilles will not be subject to Netherlands Antilles income tax on dividends paid with respect to the shares of common stock or on gains realized during that year on sale or disposal of such shares; the Netherlands Antilles does not impose a withholding tax on dividends paid by us.  There are no gift or inheritance taxes levied by the Netherlands Antilles when, at the time of such gift or at the time of death, the relevant holder of common shares was not domiciled in the Netherlands Antilles.  No reciprocal tax treaty presently exists between the Netherlands Antilles and the U.S.

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

The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2004.  Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.  Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements.  The financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”).

	Year ended December 31,
	2009	2008	2007	2006	2005
	(US$ in thousands, except margin and per share data)
Consolidated operating results
Net sales	$545,635	$519,675	$490,323	$365,359	$313,304
Gross profit(5)	407,185	367,661	361,291	271,734	229,516
Gross profit margin(5)	75%	71%	74%	74%	73%
Total operating income (loss)	63,875	(256,949)	38,057	9,946	99,795
Net income (loss) (1) (2) (3) (4)	24,472	(228,554)	10,968	(7,042)	73,402
Net income (loss) per share of common stock (basic)	1.43	(13.37)	0.66	(0.44)	4.61
Net income (loss) per share of common stock (diluted)	1.42	(13.37)	0.64	(0.44)	4.51
_______________

(1)	The Company has not paid any dividends in any of the years presented.

(2)	Net loss for 2006 includes $40.0 million after tax earnings charge related to in-process research and development costs related to the Blackstone acquisition.

(3)	Net income for 2007 includes $12.8 million after tax earnings charge related to impairment of certain intangible assets.

(4)	Net loss for 2008 includes $237.7 million after tax charge related to impairment of goodwill and certain intangible assets.

(5)	Gross profit includes effect of obsolescence provision representing 2% points for the year ended December 31, 2008.

Consolidated financial position	As of December 31,
(at year-end)	2009	2008	2007	2006	2005
	(US$ in thousands, except share data)
Total assets	$590,473	$561,215	$885,664	$862,285	$473,861
Total debt	254,673	282,769	306,635	315,467	15,287
Shareholders’ equity	240,269	202,061	433,940	392,635	368,885
Weighted average number of shares of common stock outstanding (basic)	17,119,474	17,095,416	16,638,873	16,165,540	15,913,475
Weighted average number of shares of common stock outstanding (diluted)	17,202,943	17,095,416	17,047,587	16,165,540	16,288,975

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the results of our operations which are based upon the consolidated financial statements included herein, which have been prepared in accordance with US GAAP. This discussion should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.  This discussion and analysis also addresses our liquidity and financial condition and other matters.

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

In 2009, our publicly stated financial goals were primarily related to improvements in the operating performance of the Spinal Implants & Biologics segment, including:

•	An acceleration in the growth of revenue;
•	An increase of the gross profit margin; and
•	A reduction in operating expenses as a percentage of net sales

The acceleration of revenue growth was driven by the introduction of a number of key new products in 2009, including the Trinity® Evolution™ allograft, the Firebird™ pedicle screw system, the PILLAR™ SA interbody device, and the Ascent® LE posterior cervical spine system.

Our gross profit margin increased as a result of the introduction of the key new products indicated above, primarily Trinity® Evolution™.  While we record 70% of the sales price of Trinity® Evolution™ allograft versus recording 100% of the sales price of the old Trinity® product, we recognize a 100% gross profit margin from the marketing fees earned from the sales of this allograft, compared to approximately 50% gross profit margin on our previous Trinity® product.  This is due to the fact that we are not required to purchase inventory of Trinity® Evolution™, whereas, previously, we were required to purchase inventory of the old Trinity® product and record the associated cost of sales.

Our operating expenses decreased as a percentage of net sales as we leveraged our operating infrastructure against the increase in net sales noted above.  Additionally, we initiated a reorganization and consolidation plan, during the fourth quarter of 2008, to reduce operating expenses by eliminating redundancies and increasing operating efficiency.  This plan includes the consolidation of operations in our Springfield, MA and Wayne, NJ locations into the Company’s operations in the Dallas, TX area.  For a further discussion about this reorganization and consolidation plan, please refer to the explanation provided in our Liquidity and Capital Resources section of this Management Discussion and Analysis.

We have administrative and training facilities in the U.S. and Italy and manufacturing facilities in the U.S., the United Kingdom, Italy and Mexico.  We directly distribute our products in the U.S., the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Mexico, Brazil, and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

Our consolidated financial statements include the financial results of the Company and its wholly-owned and majority-owned subsidiaries and entities over which we have control.  All intercompany accounts and transactions are eliminated in consolidation.

Our reporting currency is the U.S. Dollar.  All balance sheet accounts, except shareholders’ equity, are translated at year-end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the year.  Gains and losses resulting from foreign currency transactions are included in other income (expense).  Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of shareholders’ equity.

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

Critical Accounting Policies and Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes to the consolidated financial statements prepared in conformity with US GAAP.  The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  These estimates and assumptions form the basis for the carrying values of assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to allowance for doubtful accounts, sales allowances and adjustments, inventories, intangible assets and goodwill, income taxes, derivatives and litigation and contingencies.  We base our estimates on historical experience and various other assumptions.  Actual results may differ from these estimates.  We have reviewed our critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition

Revenue is generally recognized as income in the period in which title passes and the products are delivered.  Revenues exclude any value added or other local taxes, intercompany sales and trade discounts.  Shipping and handling costs are included in cost of sales.  Royalty revenues are recognized when the royalty is earned.

For bone growth stimulation and certain bracing products that are prescribed by a physician, the Company recognizes revenue when the product is placed on or implanted in and accepted by the patient.  For domestic spinal implant and HCT/P products, revenues are recognized when the product has been utilized and a confirming purchase order has been received from the hospital.  For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify that title passes on delivery.  Revenues for inventory delivered on consignment are recognized as the product is used by the consignee.

In 2008, the Company entered into an agreement with the Musculoskeletal Transplant Foundation (“MTF”) to develop and commercialize a new stem cell-based bone growth biologic matrix.  With the development process completed in 2009, the Company and MTF operate under the terms of a separate commercialization agreement.  Under the terms of this 10-year agreement, MTF sources the tissue, processes it to create the bone growth matrix, and packages and delivers it in accordance with orders received directly from customers and from the Company.  The Company has exclusive global marketing rights for the new allograft and receives a marketing fee from MTF based on total sales.  This marketing fee is recorded on a net basis within net sales.

The Company derives a significant amount of revenues in the U.S. from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare.  Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates.  These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments.  Certain billings are subject to review by the third-party payors and may be subject to adjustment.

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

Inventory Allowances

We write down our inventory for inventory excess and obsolescence by an amount equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  Inventory is analyzed to assess the adequacy of inventory excess and obsolescence provisions.  Reserves in excess and obsolescence provisions are recorded as adjustments to cost of goods sold.  If conditions or assumptions used in determining the market value change, additional inventory adjustments in the future may be necessary.

Goodwill and Other Intangible Assets

In accordance with ASC Topic 360 – Property, Plant and Equipment (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), intangible assets with definite lives, such as Orthofix’s developed technologies and distribution network assets, are tested for impairment if any adverse conditions exist or change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If an impairment indicator exists, the Company tests the intangible asset for recoverability.  For purposes of the recoverability test, the Company groups its intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities.  If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company generally calculates fair value of intangible assets as the present value of estimated future cash flows the Company expects to generate from the asset using a risk-adjusted discount rate.   In determining the estimated future cash flows associated with intangible assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).  The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment

The Company tests goodwill and certain trademarks at least annually.  The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate.  The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.  Consistent with prior years, the Company has identified four reporting units, which are consistent with the Company’s reporting segments; Domestic, Spinal Implants and Biologics, Breg and International.

In performing the annual impairment test, the Company utilizes the two-step approach prescribed under ASC Topic 350 – Intangibles – Goodwill and Other (formerly known as SFAS No. 142, “Goodwill and Other Intangible Assets”).  The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit.  If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any.

Carrying Value

In order to calculate the respective carrying values, the Company records goodwill based on the purchase price allocation performed at the time of acquisition.  Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective revenue contribution of each reporting unit.

Fair Value – Income Approach

The fair value of each reporting unit is estimated, entirely or predominantly, using an income based approach.  This income approach utilizes a discounted cash flow (“DCF”), which estimates after-tax cash flows on a debt free basis, discounted to present value using a risk-adjusted discount rate.

The Company believes the DCF generally provides the most meaningful fair value as it appropriately measures the Company’s income producing assets. The Company may consider using a cost approach but generally believes it is not appropriate, given the inability to replicate the value of the specific technology-based assets within our reporting units.  In circumstances when the DCF indicator of fair value is not sufficiently conclusive to support the carrying value of a reporting unit, or when other measures provide a more appropriate indicator, we may consider a market approach in our determination of the reporting unit’s fair value.

In performing a DCF calculation, the Company is required to make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates and in connection therewith considers the following:

•
The determination of expected cash flows is based on the Company’s strategic plans and long-range planning forecasts which, to the extent reasonably possible, reflect anticipated changes in the economy and the industry.  Revenue growth rates represent estimates based on current and forecasted market conditions.  The profit margin assumptions are projected by each reporting unit based on historical margins, the current cost structure and anticipated net cost reductions.

•
The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the DCF.  This rate reflects the Company’s estimates for stable, perpetual growth for each reporting unit.

•
The discount rates are based on the reporting unit’s risk-adjusted weighted average cost of capital, using assumptions consistent with publicly traded guideline companies operating within the medical device industry as well as Company specific risk factors for each reporting unit.

These inputs represent the Company’s best estimate, however, different cash flows, growth and discount rate assumptions could generate different fair values, potentially impacting the Company’s impairment assessment.

Domestic, Breg and International Reporting Units

The fair value of the Domestic, Breg and International reporting units have been established using a DCF method.  These DCF results concluded the fair value of the Domestic, Breg and International reporting units exceeded the respective carrying values at December 31, 2009 and December 31, 2008.  The assumptions used in the December 31, 2009 DCF results were consistent with the DCF results used in the prior year, reflecting appropriate adjustments for changes in the economic climate.

Spinal Implants and Biologics Reporting Unit

During the third quarter of 2008, the Company indentified indicators of impairment with respect to the Spinal Implants and Biologics reporting unit, prompting an interim impairment test.  The determination of the Spinal Implants and Biologics fair value was calculated using a combination of income and market approaches, weighted based on guidance provided by an independent appraisal firm.  The income approach was based on a DCF model.  The market approach was based on the guideline transaction method, which derived applicable market multiples from the prices at which comparable companies have been acquired in the marketplace.  The Company applied a weighted average percentage of 75% - 25%, placing greater weight on the income approach, which provided a lower fair value.  This calculation resulted in a $126.9 million impairment loss, reducing the related goodwill balance to $9.4 million as of December 31, 2008.

The Company used a DCF to determine the fair value of the Spinal Implants and Biologics reporting unit as of December 31, 2009.  This resulted in no significant changes to the Spinal Implants and Biologics fair value assumptions.  Accordingly, the annual impairment test as of December 31, 2009 resulted in no further impairment of the Spinal Implants and Biologics reporting unit.

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

We follow ASC Topic 815 – Derivatives and Hedging (“ASC Topic 815”) (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), which requires that all derivatives be recorded as either assets or liabilities on the balance sheet at their respective fair values.  For a cash flow hedge, the effective portion of the derivative’s change in fair value (i.e., gains or losses) is initially reported as a component of other comprehensive income, net of related taxes, and subsequently reclassified into net earnings when the hedged exposure affects net earnings.

We utilize a cross currency swap to manage our foreign currency exposure related to a portion of our intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.  The cross currency swap has been accounted for as a cash flow hedge in accordance with ASC Topic 815.

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

We adopted the provisions of ASC Topic 740 – Income Taxes (formerly known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”)), on January 1, 2007.  As such, we determine whether it is more likely than not that our tax positions will be sustained based on the technical merits of each position.  At December 31, 2009, we have $0.4 million of unrecognized tax benefits compared with $0.7 million of unrecognized tax benefits at December 31, 2008 and accrued interest and penalties of $0.4 million and $0.4 million at December 31, 2009 and 2008, respectively.

Share-based Compensation

The Company recognizes share-based compensation in accordance with ASC Topic 718 – Compensation – Stock Compensation (“ASC Topic 718”) (formerly known as SFAS No. 123(R) (revised 2004), “Share-Based Payment”).  The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period net of estimated forfeitures.

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

Selected Financial Data

The following table presents certain items in our statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2009 (%)	2008 (%)	2007 (%)
Net sales	100	100	100
Cost of sales	25	29	26
Gross profit (1)	75	71	74
Operating expenses
Sales and marketing	40	40	38
General and administrative	16	16	15
Research and development	6	6	5
Amortization of intangible assets	1	3	4
Impairment of certain intangible assets	-	56	4
Total operating income (loss)	12	(49)	8
Net income (loss) (1)	4	(44)	2

(1)   Includes effect of obsolescence provision representing 2% in the year ended December 31, 2008.

Segment and Market Sector Revenue

The following tables display net sales by business segment and net sales by market sector.  We maintain our books and records and account for net sales, costs of sales and expenses by business segment.  We provide net sales by market sector for information purposes only.

Business Segment:

	Year ended December 31, (US$ in thousands)
	2009		2008		2007
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Domestic	$210,703	38%	$188,807	36%	$166,727	34%
Spinal Implants and Biologics	118,680	22%	108,966	21%	115,914	24%
Breg	92,188	17%	89,478	17%	83,397	17%
International	124,064	23%	132,424	26%	124,285	25%
Total	$545,635	100%	$519,675	100%	$490,323	100%

Our revenues are derived from sales of products in the market sectors of Spine, Orthopedics, Sports Medicine, Vascular and Other.

Market Sector:

	Year ended December 31, (US$ in thousands)
	2009		2008		2007
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine	$279,425	51%	$252,239	49%	$243,165	49%
Orthopedics	131,310	24%	129,106	25%	111,932	23%
Sports Medicine	96,366	18%	94,528	18%	87,540	18%
Vascular	18,710	3%	17,890	3%	19,866	4%
Other	19,824	4%	25,912	5%	27,820	6%
Total	$545,635	100%	$519,675	100%	$490,323	100%

2009 Compared to 2008

Net sales increased 5% to $545.6 million in 2009 compared to $519.7 million in 2008.  The impact of foreign currency decreased sales by $11.1 million in 2009 when compared to 2008.

Sales by Business Segment:

Net sales in Domestic increased to $210.7 million in 2009 compared to $188.8 million in 2008, an increase of 12%.  Domestic’s net sales represented 38% and 36% of our total net sales in 2009 and 2008, respectively. The increase in Domestic’s net sales was partially the result of a 12% increase in sales in our Spine market sector, which was mainly driven by increased sales of our Spinal-Stim® and Cervical-Stim® products.  The increase in Domestic’s net sales was also attributable to a 10% increase in our Orthopedics market sector which included a 14% increase in sales of Physio-Stim® products, an 8% increase in sales of our external fixation products as compared to 2008 and a 36% increase in sales of our HCT/P products, specifically Trinity® Evolution™.  During the year ended December 31, 2009, Domestic generated $1.5 million in revenues of Trinity® Evolution™.

Domestic Sales by Market Sector:

(US$ in thousands)	2009	2008	Growth
Spine	$158,908	$141,753	12%
Orthopedics	51,795	47,054	10%
Total	$210,703	$188,807	12%

Net sales in Spinal Implants & Biologics increased $9.7 million to $118.7 million in 2009 compared to $109.0 million in 2008, an increase of 9%.  Spinal Implants & Biologics’ net sales represented 22% and 21% of our total net sales in 2009 and 2008, respectively. The increase in sales was primarily related to a 16% increase in our thoracolumbar product sales due to the introduction of the new Firebird™ pedicle screw system during the second quarter of 2009.  Sales of our interbody and cervical products in 2009 increased by 4% and 10%, respectively, when compared to 2008.  These sales increases were partially offset by a 4% sales decrease in our biologics products when compared to the same period last year as a result of our replacement of the Trinity® product line with Trinity® Evolution™.  Although biologics sales decreased, the quantity of product sold increased in 2009 compared to 2008 because, under the terms of the agreement, we recognized marketing fees of 70% of the end-user sales price of Trinity® Evolution™ compared to 100% of the end-user sales price of Trinity®.  All of Spinal Implants & Biologics’ sales are recorded in our Spine market sector.

Net sales in Breg increased $2.7 million to $92.2 million in 2009 compared to $89.5 million in 2008, an increase of 3%.  Breg’s net sales represented 17% of our total net sales during both years ended December 31, 2009 and 2008.  Net sales in Breg would have been $93.7 million in 2009, or an increase of 5% compared to 2008, had it not been for a reclassification of certain commissions which are reflected as a reduction of revenue, but were originally recorded in operating expenses.  The increase in Breg’s net sales was primarily due to an 8% increase in sales of our Breg bracing products when compared to the prior year, primarily as a result of the sales of our new products which include spine bracing.  Further, sales of our cold therapy products increased 6% in 2009 compared to 2008 which is due to the recent introduction of our Kodiak® cold therapy products.  These increases were partially offset by a decrease in sales of our pain therapy products as a result of the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008.  All of Breg’s sales are recorded in our Sports Medicine market sector.

Net sales in International decreased 6% to $124.1 million in 2009 compared to $132.4 million in 2008.  International’s net sales represented 23% and 26% of our total net sales in 2009 and 2008, respectively. The impact of foreign currency decreased International net sales by $10.9 million when compared to 2008. On a constant currency basis, Orthopedics sales in our International segment increased 22% and 5%, respectively, in 2009 when compared to 2008. Within the Orthopedics sector, external fixation, stimulation, and deformity correction sales increased 7%, 20% and 23%, respectively, on a constant currency basis, in 2009 when compared to 2008.  Sales in our Vascular sector, which consist of the A-V® Impulse System, increased 8% on a constant currency basis, while our Other distributed products, primarily the Laryngeal Mask, decreased 12% on a constant currency basis when compared to 2008.

International Sales by Market Sector:

(US$ in thousands)	2009	2008	Growth	Constant Currency Growth
Spine	$1,837	$1,520	21%	22%
Orthopedics	79,515	82,052	-3%	5%
Sports Medicine	4,178	5,050	-17%	-8%
Vascular	18,710	17,890	5%	8%
Other	19,824	25,912	-23%	-12%
Total	$124,064	$132,424	-6%	2%

Sales by Market Sector:

Sales of our Spine products increased 11% to $279.4 million in 2009 compared to $252.2 million for 2008.  Sales of our Cervical-Stim® and Spinal-Stim® products increased 10% and 14%, respectively, in 2009 compared to 2008.  In addition, sales of our Spinal Implants and Biologics products increased 9% over the same period in the prior year primarily due to sales in our Biologics products which included sales from the full market release of the Trinity® Evolution™ stem cell-based allograft.  Spine product sales were 51% and 49% of our total net sales in the years ended December 31, 2009 and 2008, respectively.

Sales of our Orthopedics products increased $2.2 million to $131.3 million in 2009 compared to $129.1 million in 2008.  On a constant currency basis, sales increased 7% in 2009 compared to 2008 due to increased sales of our Physio Stim®, external fixation, and deformity correction products. Orthopedic product sales were 24% and 25% of our total net sales for the year ended December 31, 2009 and 2008, respectively.

Sales of our Sports Medicine products increased 2% to $96.4 million in 2009 compared to $94.5 million in 2008.  As previously mentioned, net sales of our Sports Medicine products would have increased 4% to $97.9 million in 2009 compared to 2008 had it not been for a revenue recognition change netting commission expenses against gross revenues at one of our distributors.  As discussed above, the increase of $1.8 million is primarily due to sales of our Breg bracing and cold therapy products, offset by a decrease in our pain therapy products, which is principally attributable to the sale of operations relating to our Pain Care® line in March 2008.  Sports Medicine product sales were 18% of our total net sales in 2009 and 2008, respectively.

Sales of our Vascular products, which consist of our A-V Impulse System®, increased 5% to $18.7 million in 2009 compared to $17.9 million in 2008.  On a constant currency basis, sales increased 8% compared to the prior period.  Vascular product sales were 3% of our total net sales in 2009 and 2008, respectively.

Sales of our Other products, which include the sales of our Laryngeal Mask as well as our Woman’s Care line, decreased 23% to $19.8 million for the year ended December 31, 2009 from $25.9 million for the year ended December 31, 2008.  On a constant currency basis, sales of our Other products decreased 12% in 2009 when compared to 2008.  During 2009, we distributed the Laryngeal Mask product in the United Kingdom and Italy.  In October 2009, we transitioned out of our agreement to distribute the Laryngeal Mask product in Italy.  We will transition out of our agreement to distribute the Laryngeal Mask product in the United Kingdom in June 2010.  Other product sales were 4% and 5% of our total net sales in 2009 and 2008, respectively.

Gross Profit – Our gross profit increased 11% to $407.2 million for the year ended December 31, 2009, compared to $367.7 million for the year ended December 31, 2008. Gross profit as a percent of net sales in 2009 was 74.6% compared to 70.7% in 2008.  In the year ended December 31, 2008, due to reduced projections in revenue, distributor terminations, new products, and the replacement of one of our products with a successor product, the Company changed its estimates regarding the inventory allowance at Spinal Implants and Biologics, primarily based on estimated net realizable value using assumptions about future demand and market conditions.  The change in estimate resulted in an increase in the reserve for obsolescence of approximately $10.9 million.  In addition, the Company recorded approximately $0.6 million of expense related to Spinal Implants and Biologics instrumentation equipment, also as a result of the replacement of one of our products with a successor product. Gross profit, excluding the additional reserve recorded at Spinal Implants and Biologics was 73.0% for the year ended December 31, 2008.  Excluding the negative impacts in the prior year, the increase in the gross profit is primarily due to the increased sales of higher margin stimulation products and Spinal Implants & Biologics products.  The gross margin in the year ended December 31, 2009 was unfavorably impacted by a $1.8 million increase in our inventory reserve, which related primarily to the remaining supply of Trinity® allograft on hand at the expiration of the Company’s distribution agreement on June 30, 2009.

Sales and Marketing Expense – Sales and marketing expense, which includes commissions, certain royalties and the bad debt provision, generally increases and decreases in relation to sales.  Sales and marketing expense increased $9.0 million, or 4%, to $215.9 million in 2009 compared to $206.9 million in 2008.  As a percent of sales, sales and marketing expense was 39.6% and 39.8% for 2009 and 2008, respectively.  During the year ended December 31, 2008, the Company recorded an increase in sales tax expenses of $1.6 million resulting from an audit that covered a period of 43 months.

General and Administrative Expense – General and administrative expense increased $7.1 million, or 9%, in 2009 to $88.9 million compared to $81.8 million in 2008.  The increase is primarily due to a $3.6 million restructuring charge to consolidate substantially all of Blackstone’s operations previously conducted in Wayne, NJ and Springfield, MA into the same facility housing its spine stimulation and U.S. orthopedics business in the Dallas, TX area.  In addition, the Company also incurred legal and other professional services associated with a proxy contest with one of the Company’s shareholders.  The contest was settled in a special shareholder meeting on April 2, 2009.  As a result, the Company does not anticipate incurring any expenses associated with this matter going forward.  The Company also recorded an $0.8 million accrual during 2009 for potential royalties payable in connection with litigation.  In addition, general and administrative expenses were also higher compared with the prior year due to infrastructure increases in some faster growing international markets.  General and administrative expense as a percent of sales was 16.3% in 2009 compared to 15.7% in 2008.

Research and Development Expense – Research and development expense increased $0.6 million in 2009 to $31.5 million compared to $30.8 million in 2008.  During 2009, we incurred research and development expenses on two collaborative arrangements with Musculoskeletal Transplant Foundation (“MTF”) and Intelligent Implant Systems, LLC (“IIS”).  We incurred approximately $3.9 million and $1.8 million in expenses as a result of our collaboration with MTF and IIS, respectively, in 2009. As a percent of sales, research and development expense was 5.8% in 2009 compared to 5.9% for the same period last year.  We expect to incur a milestone payment of $1.0 million to IIS in early 2010 and a milestone payment of $0.5 million to Stout Medical Group in 2010.  See Liquidity and Capital Resources for further detail.

Amortization of Intangible Assets – Amortization of intangible assets decreased $10.1 million for the year ended December 31, 2009 to $7.0 million compared to $17.1 million for the year ended December 31, 2008.  This decrease is primarily attributed to the impairment of $105.7 million of definite-lived intangible assets at Blackstone during 2008.

Impairment of Goodwill and Certain Intangible Assets – During the year ended December 31, 2008, we incurred $289.5 million of expense related to the impairment of goodwill and certain intangible assets.  As part of our debt refinancing completed in September 2008, five year projections were prepared for Blackstone.  These projections provided an indication of impairment.  Accordingly, an interim impairment test was performed in accordance with ASC Topic 350 – Intangibles – Goodwill and Other.  Based on this interim test, we determined that the Blackstone trademark, an indefinite-lived intangible asset, was impaired by $57.0 million.  In addition, we determined that the carrying amount of goodwill related to Blackstone exceeded its implied fair value, and recognized a goodwill impairment loss of $126.9 million.

In accordance with ASC Topic 360 – Property, Plant and Equipment, we determined that a triggering event had occurred with respect to the definite-lived intangible assets at Blackstone.  We compared the expected cash flows to be generated by the definite lived intangible on an undiscounted basis to the carrying value of the intangible asset.  We determined the carrying value exceeded the undiscounted cash flow and impaired the distribution network and technologies at Blackstone to the fair value which resulted in an impairment charge of $105.7 million.

Gain on Sale of Pain Care® Operations – Gain on sale of Pain Care® operations was $1.6 million for the year ended December 31, 2008 and represented the gain on the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008.  No such gain was recorded in the same period of 2009.

Interest Expense, net – Interest expense, net was $24.6 million in 2009 compared to $19.7 million in 2008.  Included in interest expense, net for the year ended December 31, 2009 and 2008 was interest expense of $23.5 million and $18.2 million related to the senior secured term loan used to finance the Blackstone acquisition.  Although our overall senior secured term loan balance has decreased when compared to the same period in the prior year, our effective interest rate has increased which is generating the additional interest expense.

Loss on Refinancing of Senior Secured Term Loan – In the year ended December 31, 2008, we incurred $5.7 million of expense related to the refinancing of the senior secured term loan used to finance the Blackstone acquisition.  This included a $3.7 million non-cash write-off of previously capitalized debt placement costs and $2.0 million of fees associated with the amendment.  We anticipated that we would not remain in compliance with certain financial covenants included in the senior secured credit facility and, consequently, negotiated an amendment of our financial covenants, among other things, with our lenders effective September 29, 2008.

Unrealized Non-cash Gain (Loss) on Interest Rate Swap – In June 2008, the Company entered into a three-year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011. During the fourth quarter of 2008, the Company recognized in earnings an unrealized, non-cash loss of approximately $(8.0) million when it was determined that the Swap was no longer deemed highly effective.  Therefore, special hedge accounting is no longer applied and mark-to-market adjustments are required to be reported in current earnings through the expiration of the swap in June 2011. For the year ended December 31, 2009, the Company recorded an unrealized non-cash gain of $1.9 million on the consolidated statements of operations.

Other Income (Expense), net – Other income (expense), net was ($1.1 million) in 2009 compared to ($4.7 million) in 2008.  The decrease can be mainly attributed to the effect of foreign exchange. During the year ended December 31, 2008, we recorded foreign exchange losses of $2.7 million principally as a result of a strengthening of the U.S. Dollar against various foreign currencies including the Euro, Pound, Peso and Brazilian Real. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense) – Our worldwide effective tax rate was 38.9% at December 31, 2009 as compared to a tax benefit of 22.5% as of December 31, 2008.  The 2009 effective tax rate is impacted by a mix of earnings among tax jurisdictions, state taxes and other items.  The effective tax rate for 2008 reflected discrete items resulting from the impairment of goodwill for which we receive no tax benefit, the sale of operations related to our Pain Care® operations and the lapse of an ASC Topic 740 – Income Taxes reserve item.  Excluding these discrete items, our effective tax rate for 2008 would have been 36.5%.  The increase in the effective tax rate in 2009 as compared to 2008, excluding discrete items, primarily relates to a benefit recorded in 2008 related to the release of tax reserves as a result of the expiration of the statute of limitations.

Net Income (Loss) – Net income in 2009 was $24.5 million, or $1.43 per basic share and $1.42 per diluted share, compared to a net loss of $(228.6) million, or $(13.37) per basic and diluted share for 2008.  The weighted average number of basic common shares outstanding was 17,119,474 and 17,095,416 during the years ended December 31, 2009 and 2008, respectively.  The weighted average number of diluted common shares outstanding was 17,202,943 and 17,095,416 during the years ended December 31, 2009 and 2008, respectively.

2008 Compared to 2007

Net sales increased 6% to $519.7 million in 2008 compared to $490.3 million in 2007.  The impact of foreign currency increased sales by $4.2 million in 2008 when compared to 2007.

Sales by Business Segment:

Net sales in Domestic increased to $188.8 million in 2008 compared to $166.7 million in 2007, an increase of 13%.  Domestic represented 36% and 34% of our total net sales in 2008 and 2007, respectively.  The increase in Domestic’s net sales was primarily the result of a 12% increase in sales in the Spine market sector which was attributable to increased demand for both our Spinal-Stim® and Cervical-Stim® products. The increase in Domestic’s net sales was also attributable to a 17% increase in our Orthopedics market sector which included a 15% increase in sales of Physio-Stim® products as compared to the prior year period and an increase in sales of HCT/P products used in orthopedic applications for which there were no comparable sales in the prior year.

Domestic Sales by Market Sector:

(US$ in thousands)	2008	2007	Growth
Spine	$141,753	$126,626	12%
Orthopedics	47,054	40,101	17%
Total	$188,807	$166,727	13%

Net sales in Spinal Implants and Biologics decreased $6.9 million to $109.0 million in 2008 compared to $115.9 million in 2007, a decrease of 6%.  Spinal Implants and Biologics’s net sales represented 21% and 24% of our total net sales in 2008 and 2007, respectively.  During the integration of Spinal Implants and Biologics into our business we have experienced distributor terminations, government investigations and the replacement of one of our products with a successor product, all of which negatively impacted our sales during the year ended December 31, 2008.  These decreases in sales have been partially offset by the increase in sales of our HCT/P products.   All of Spinal Implants and Biologics’s sales are recorded in our Spine market sector.

Net sales in Breg increased $6.1 million to $89.5 million in 2008 compared to $83.4 million in 2007, an increase of 7%.  Breg’s net sales represented 17% of our total net sales during both years ended December 31, 2008 and 2007.  The increase in Breg’s net sales was primarily attributable to a 12% increase in sales of Breg bracing products primarily as a result of increased sales of our Fusion XT™ and other new products.  Further, sales of our cold therapy products increased 16% when compared to the prior year due to the recent launch of our new Kodiak® cold therapy products. These increases were partially offset by a decrease in sales of our pain therapy products as a result of the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008. All of Breg’s sales are recorded in our Sports Medicine market sector.

Net sales in International increased 7% to $132.4 million in 2008 compared to $124.3 million in 2007.  International net sales represented 26% and 25% of our total net sales in 2008 and 2007, respectively.  The impact of foreign currency increased International sales by 3% or $4.0 million when compared to 2007.  On a constant currency basis, Spine and Orthopedics sales in our International segment increased 140% and 9%, respectively, in 2008 when compared to 2007. Within the Orthopedics sector, external fixation, stimulation, and deformity correction sales increased 2%, 1% and 40%, respectively, on a constant currency basis, in 2008 when compared to 2007.  Sales in our Vascular sector, which consist of the A-V® Impulse System, decreased 10% on a constant currency basis, while our Other distributed products, primarily the Laryngeal Mask, decreased 6% on a constant currency basis when compared to 2007.

International Sales by Market Sector:

(US$ in thousands)	2008	2007	Growth	Constant Currency Growth
Spine	$1,520	$625	143%	141%
Orthopedics	82,052	71,831	14%	9%
Sports Medicine	5,050	4,143	22%	17%
Vascular	17,890	19,866	-10%	-10%
Other	25,912	27,820	-7%	-6%
Total	$132,424	$124,285	7%	3%

Sales by Market Sector:

Sales of our Spine products grew 4% to $252.2 million in 2008 compared to $243.2 million in 2007. The increase of $9.1 million is primarily due to a 12% increase in sales of spinal stimulation products in the U.S.  This increase was partially offset by a decrease in sales of Spinal Implants and Biologics’ products as a result of distributor terminations, government investigations and the replacement of one of our products with a successor product, all of which negatively impacted our sales during the year ended December 31, 2008.  Spine product sales were 49% of our total net sales in both years ended December 31, 2008 and 2007, respectively.

Sales of our Orthopedics products increased $17.2 million to $129.1 million in 2008 compared to $111.9 million in 2007. The increase can be mainly attributed to a 45% increase in sales of our internal fixation devices including the Eight-Plate Guided Growth System® as well as a 6% increase in sales of our external fixation devices.  Also attributing to the sale increase was a 14% increase in sales of our Physio-Stim® products as compared to the prior year and an increase in sales of HCT/P products used in orthopedic applications for which there were no comparable sales in the prior year.  Orthopedic product sales were 25% and 23% of our total net sales for the years ended December 31, 2008 and 2007, respectively.

Sales of our Sports Medicine products increased 8% to $94.5 million in 2008 compared to $87.5 million in 2007. As discussed above, the increase of $7.0 million is primarily due to sales of our Breg bracing products as well as our cold therapy products, offset by a decrease in our pain therapy products, which can be mainly attributed to the sale of operations relating to our Pain Care® line in March 2008.  Sports Medicine product sales were 18% of our total net sales for both years ended December 31, 2008 and 2007.

Sales of our Vascular products, which consist of our A-V Impulse System®, decreased 10% to $17.9 million in 2008, compared to $19.9 million in 2007.  Vascular product sales were 3% and 4% of our total net sales for the years ended December 31, 2008 and 2007, respectively.

Sales of our Other products, which include the sales of our Laryngeal Mask as well as our woman’s care line, decreased 7% to $25.9 million.  Other product sales were 5% and 6% of our total net sales for the years ended December 31, 2008 and 2007, respectively.

Gross Profit — Our gross profit increased 2% to $367.7 million in 2008 compared to $361.3 million in 2007.  In the year ended December 31, 2008, due to reduced projections in revenue, distributor terminations, new products, and the replacement of one of our products with a successor product, the Company changed its estimates regarding the inventory allowance at Spinal Implants and Biologics, primarily based on estimated net realizable value using assumptions about future demand and market conditions. The change in estimate resulted in an increase in the reserve for inventory obsolescence of approximately $10.9 million.   During the year ended December 31, 2007, we recorded a charge of $2.7 million for amortization of the step-up in inventory associated with the Blackstone acquisition.  Since the step-up in the Blackstone inventory from purchase accounting was fully amortized during 2007, no such amortization was recorded during the year ended December 31, 2008. Gross profit, as a percent of net sales, in 2008 was 70.7% compared to 73.7% in 2007.  Gross profit, excluding the additional reserve recorded at Blackstone, was 73.0% in the year ended December 31, 2008.  The lower margin is principally the result of changes in product and geographic mix.

Sales and Marketing Expenses — Sales and marketing expense, which includes commissions, royalties and bad debt provisions generally increase and decrease in relation to sales.  Sales and marketing expense increased $19.9 million to $206.9 million in 2008 from $187.0 million in 2007.  The increase is attributed to increased expense in order to support increased sales activity, including higher commissions on higher sales.  In addition sales and marketing expense included approximately $2.0 million of costs incurred related to the completed exploration of the potential divestiture of our orthopedic fixation business.  Sales and marketing expense as a percent of net sales for 2008 and 2007 were 39.8% and 38.1%, respectively.

General and Administrative Expenses — General and administrative expenses increased $8.9 million, or 12%, to $81.8 million in 2008 from $72.9 million in 2007. The increase is due primarily to approximately $4.4 million of costs incurred in connection with the Company’s potential divestiture of certain orthopedic fixation assets and other strategic transaction costs during the first and second quarters of 2008.  The Company also incurred approximately $3.8 million of corporate reorganization expenses in the third and fourth quarters of 2008.  General and administrative expenses as a percent of net sales were 15.7% and 14.9% in 2008 and 2007, respectively.

Research and Development Expenses – Research and development expenses increased $6.6 million to $30.8 million in 2008 compared to $24.2 million in 2007.  In 2008, we incurred $6.1 million in expenses related to the Company’s collaboration with MTF on the development and commercialization of Trinity® Evolution™. Research and development expenses as a percent of net sales were 5.9% in 2008 and 4.9% in 2007.

Amortization of Intangible Assets — Amortization of intangible assets was $17.1 million in 2008 compared to $18.2 million in 2007.  This decrease can be primarily attributed to the impairment of certain intangible assets at Blackstone in the third quarter of 2008.

Impairment of Goodwill and Certain Intangible Assets – In 2008, we incurred $289.5 million of expense related to the impairment of goodwill and certain intangible assets.  As part of our debt refinancing completed in September 2008, five year projections were prepared for Blackstone.  These projections provided an indication of impairment.  Accordingly, an interim impairment test was performed in accordance with ASC Topic 350.  Based on this interim test, we determined that the Blackstone trademark, an indefinite-lived intangible asset, was impaired by $57.0 million.  In addition, we determined that the carrying amount of goodwill related to Blackstone exceeded its implied fair value, due to the recent trend of decreasing revenues at Blackstone.  We recognized a goodwill impairment loss of $126.9 million.

In accordance with ASC Topic 360, we determined that a triggering event had occurred with respect to the definite-lived intangible assets at Blackstone.  We compared the expected cash flows to be generated by the definite lived intangible on an undiscounted basis to the carrying value of the intangible asset.  We determined the carrying value exceeded the undiscounted cash flow and impaired the distribution network and technologies at Blackstone to the fair value which resulted in an impairment charge of $105.7 million.  In 2007, as part of our annual impairment test under ASC Topic 350, we determined that the Blackstone trademark, an indefinite-lived intangible asset, was impaired by $21.0 million because the book value exceeded the fair value.

Gain on Sale of Pain Care® Operations – Gain on sale of Pain Care® operations was $1.6 million and represented the gain on the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008.  No such gain was recorded in the same period of 2007.

Interest Expense, net – Interest expense, net was $19.7 million in 2008 compared to $23.7 million in 2007.  Interest expense, net in 2008 and 2007 included interest expense of $18.2 million and $22.4 million, respectively, related to the senior secured term loan used to finance the Blackstone acquisition.  This decrease can be mainly attributed to less outstanding principal from the comparable period in the prior year.

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

Other Income (Expense), net – Other income (expense), net was an expense of $(4.7) million in 2008 compared to income of $0.4 million in 2007. The decrease can be mainly attributed to the effect of foreign exchange. During 2008, we recorded foreign exchange losses of $3.0 million principally as a result of a rapid strengthening of the US Dollar against various foreign currencies including the Euro, Pound, Peso and Brazilian Real.  Several of our foreign subsidiaries hold trade or intercompany payables or receivables in currencies (most notably the U.S. Dollar) denominated in other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense) – Our effective tax rate was a benefit of 22.5% and a benefit of 25.5% during 2008 and 2007, respectively. The effective tax rate for 2008 reflected discrete items resulting from the impairment of goodwill for which we receive no tax benefit, the sale of operations related to our Pain Care® operations and the lapse of an ASC Topic 740 – Income Taxes reserve item.  Excluding these discrete items, our effective tax rate would have been (36.5%).  The effective tax rate for 2007 included a tax credit for research and development expense related to 2003 thru 2006. Without the benefit for the research and development tax credits our estimated worldwide effective tax rate for 2007 would have been (31.6%).  The increase in the effective tax rate, excluding discrete items, primarily relates to the expiration of the Company’s intercompany deferred consideration agreement in the first quarter of 2008.

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2009 were $25.0 million, of which $11.6 million is subject to certain restrictions under the senior secured credit agreement described below.  This compares to cash and cash equivalents of $25.6 million at December 31, 2008, of which $11.0 million was subject to certain restrictions under the senior secured credit agreement described below.

Net cash provided by operating activities was $50.0 million in 2009 compared to $26.8 million in 2008, an increase of $23.2 million.  Net cash provided by operating activities is comprised of net income (loss), non-cash items (including depreciation and amortization, provision for doubtful accounts and inventory obsolescence, share-based compensation, deferred taxes, change in the fair value of the interest rate swap, impairment of goodwill and certain intangible assets, loss on refinancing of senior secured term loan and gain on the sale of Pain Care® operations) and changes in working capital, including changes in restricted cash.  Net income increased $253.0 million to a net income of $24.5 million in 2009 compared to net loss of $(228.6) million in 2008.  Non-cash items for 2009 decreased $236.9 million to $45.7 million compared to $282.6 in 2008 primarily as a result of the impairment of goodwill and certain intangible assets of $289.5 million in 2008 that did not exist in 2009, a decrease in the fair value of the interest rate swap of $9.8 million, and a decrease in depreciation and amortization of $8.9 million, offset by an increase in the change in deferred taxes of $74.7 million.  Working capital accounts consumed $20.2 million of cash in 2009 compared to $27.3 million in 2008.  The principal change in working capital can be mainly attributable to an increase in the current liabilities position of $16.0 million mainly the result of restructuring costs previously mentioned, increases in accrued payroll, bonuses and related payroll taxes, increased commissions to distributors and the timing of inventory receipts.  Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 83 days at December 31, 2009 compared to 77 days at December 31, 2008 and inventory turns of 1.6 times at December 31, 2009 compared to 1.5 times at December 31, 2008.  Also included in cash used in working capital in 2009 were $6.1 million in costs related to matters occurring at Blackstone prior to the acquisition and for which we are seeking reimbursement from the applicable escrow fund.

Net cash used in investing activities was $22.3 million in 2009 compared to $13.4 million in 2008.  During the first quarter of 2008, we sold the operations of our Pain Care® line of ambulatory infusion pumps for net proceeds of $6.0 million.  During the year ended December 31, 2009 and 2008, we invested $22.0 million and $20.2 million in capital expenditures, respectively.  During the year ended December 31, 2009, we made a loan in connection with our collaborative arrangement with MTF for $2.0 million.  In 2009, we sold our remaining ownership in OPED AG, a German based bracing company, for net proceeds of $1.7 million.  In 2008, we sold a portion of our ownership in OPED AG for net proceeds of $0.8 million.

Net cash used in financing activities was $29.3 million for the year ended December 31, 2009 compared to $22.8 million for the year ended December 31, 2008.  During 2009, we repaid approximately $28.3 million against the principal on our senior secured term loan compared to $17.1 million in 2008.  In 2009, we borrowed $0.2 million on our line of credit through our Italian subsidiary compared to a 2008 repayment on that same line of credit of $6.7 million.  During the year ended December 31, 2009, we used approximately $1.1 million to purchase an additional 32% minority interest in our Breg distributor in Germany.  During the year ended December 31, 2008, we received proceeds of $1.7 million from the issuance of 51,052 shares of our common stock upon the exercise of stock options.

On September 22, 2006 the Company’s wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone.  Certain terms of the senior secured credit facility were amended in September 29, 2008.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million and (2) a six-year revolving credit facility of $45.0 million.  As of December 31, 2009, the Company had $0.3 million of letters of credit outstanding under the revolving credit facility and $252.4 million outstanding under the term loan facility.  Obligations under the senior secured credit facility can have a floating interest rate of the London Inter-Bank Offered Rate (“LIBOR”) plus a margin, with a LIBOR floor of 3.0%, or prime rate plus a margin.  As of December 31, 2009, the entire term loan obligation of $252.4 million is at the prime rate plus a margin of 3.50%.

In June 2008, we entered into a three-year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011.  The amount outstanding under the Swap as of December 31, 2009 was $150.0 million.  Under the Swap we will pay a fixed rate of 3.73% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.  As of December 31, 2009, the effective interest rate on the debt related to the Swap was 10.2%. Our overall effective interest rate, including the impact of the Swap as of December 31, 2009 on our senior secured debt was 8.8%.

The credit agreement contains certain financial covenants, including a fixed charge coverage ratio and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. A breach of any of these covenants could result in an event of default under the credit agreement, which could permit acceleration of the debt payments under the facility.  The Company was in compliance with these financial covenants as measured at December 31, 2009.  As defined in the senior secured credit facility, our leverage ratio can not exceed 3.25 and our fixed charge ratio must be greater than or equal to 1.30 at December 31, 2009.  Our leverage and fixed charge ratios were 2.60 and 1.61, respectively, at December 31, 2009.

The leverage ratio the Company can not exceed, as defined in the senior secured credit facility, will be 2.85 for the first quarter of 2010, 2.75 for the second quarter of 2010 and 2.50 thereafter.  Effective January 1, 2010, the fixed charge coverage ratio must be greater than 1.375 and it will remain at that rate for the remaining life of the senior secured credit facility.  Based on the Company’s projected earnings, we believe that the Company should be able to meet these financial covenants in future fiscal quarters, however, there can be no assurance that it will be able to do so, and failure to do so could result in an event of default under the credit agreement, which could have a material adverse effect on our financial position.

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

Certain subsidiaries of the Company have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s senior secured credit facility.  The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company.  Domestic subsidiaries of the Company, as parties to the credit agreement, have access to these net assets for operational purposes.  The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2009 is $143.1 million compared to $111.3 million at December 31, 2008.  In addition, the senior secured credit facility restricts the Company and subsidiaries that are not parties to the credit facility from access to cash held by Colgate Medical Limited and its subsidiaries.  All credit party subsidiaries have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of December 31, 2009 is $11.6 million compared to $11.0 million at December 31, 2008.

At December 31, 2009, we had outstanding borrowings of $2.2 million and unused available lines of credit of approximately 5.8 million Euro ($8.2 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

In the fourth quarter of 2008, as part of the Company’s strategic plan to strengthen the business, the Company initiated a restructuring plan to improve operations and reduce costs at Blackstone.  The plan involves the consolidation of substantially all of Blackstone’s operations previously conducted in Wayne, NJ and Springfield, MA into the same facility housing its spine stimulation and U.S. orthopedics business in the Dallas, TX area.  The Company plans to complete the restructuring and consolidation by the second quarter of 2010, at which time the Company anticipates a total restructuring expense of $3.6 million.  During the year ended December 31, 2009, the Company recorded net restructuring charges of $3.6 million, which were primarily related to severance costs and accelerated depreciation costs related to shortening lives of assets which will be disposed. These restructuring costs are recorded in general and administrative expense and are classified in the Spinal Implants & Biologics segment.

The following table presents changes in the restructuring liability, which is included within Other Current Liabilities in the Company’s consolidated balance sheets as of December 31, 2009 and December 31, 2008:

(US$ in thousands)	Severance	Assets Abandoned	Total
Balance at December 31, 2008	$548	$-	$548
Charges	2,565	1,020	3,585
Cash Payments	(1,287)	-	(1,287)
Non-cash Items	-	(1,020)	(1,020)
Balance at December 31, 2009	$1,826	$-	$1,826

On July 24, 2008, we entered into an agreement with MTF to collaborate on the development and commercialization of a new stem cell-based bone growth biologic matrix.  Under the terms of the agreement, we invested $10.0 million to develop the new stem cell-based bone growth biologic matrix that provides the beneficial properties of an autograft in spinal and orthopedic surgeries.  The new matrix was launched with a full market release in the U.S. effective on July 1, 2009.  Expenditures related to collaborative arrangements are expensed to research and development based on the terms of the related agreements.  A total of $3.9 million of expenses was recognized under the terms of the agreement and included in research and development expense for the year ended December 31, 2009.

As previously announced in 2008, we entered into an agreement with Intelligent Implant Systems (“IIS”) for the acquisition and development of a next-generation pedicle screw system for our spinal implants division.  Under the agreement, we purchased $2.5 million of intellectual property and related technology.  During the year ended December 31, 2009, IIS met their first development milestone and under the terms of the agreement the Company paid IIS $1.0 million.  Also in 2009, the Company and IIS amended the existing agreement and the Company paid IIS an additional $0.8 million for partially meeting its next milestone.  The Company has recorded these payments totaling $1.8 million for the year ended December 31, 2009 as research and development expense.  IIS will continue to perform research and development functions related to the technology and under the agreement and amended agreement we will pay IIS an additional amount up to $2.7 million for research and development performance milestones.

We believe that current cash balances together with projected cash flows from operating activities, the availability of the $44.7 million revolving credit facility, the available Italian line of credit, and our debt capacity are sufficient to cover anticipated working capital and capital expenditure needs including research and development costs and research and development projects formerly mentioned, over the near term.

Contractual Obligations

The following chart sets forth our contractual obligations as of December 31, 2009:

Contractual Obligations	Payments Due by Period
(US$ in thousands)	Total	2010	2011-2013	2014-2015	2016 and thereafter
Senior secured term loan	$252,400	$-	$252,400	$-	$-
Estimated interest on senior secured term loan(1)	58,435	17,037	41,398	-	-
Other borrowings	97	32	65	-	-
Purchase obligations(2)	2,417	1,000	1,417	-	-
Operating leases	24,697	5,621	9,208	3,180	6,688
Total	$338,046	$23,690	$304,488	$3,180	$6,688

(1)
Estimated interest on senior secured term loan excludes any potential effects of the interest rate swap agreement and assumes payments are made in accordance with the scheduled payments as defined in the agreement.  Interest payments are estimated using rates in effect at December 31, 2009.

(2)
In addition to the unconditional purchase obligations stated above, the Company also has inventory purchase agreements that, if terminated, would require the Company to purchase an additional $1.1 million of inventory.

We may be required to make cash outlays related to our unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $0.4 million as of December 31, 2009 have been excluded from the contractual obligations table above.  For further information on unrecognized tax benefits, see Note 14 to the consolidated financial statements included in this Report

The aggregate maturities of long-term debt after December 31, 2009 are as follows:  2010 – $0, 2011 – $0, 2012 – $35.4 million, and 2013 – $217.0 million.

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

Off-balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations.  Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations, and the cost of financing and yields on cash and short-term investments.  We use derivative financial instruments, where appropriate, to manage these risks.   However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes.  As of December 31, 2009, we had a currency swap in place to minimize foreign currency exchange risk related to a 38.3 million Euro intercompany note.

We are exposed to interest rate risk in connection with our senior secured term loan and borrowings under our revolving credit facility (if any), which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. We had an interest rate swap in place as of December 31, 2009 to minimize interest rate risk related to our LIBOR-based borrowings.

As of December 31, 2009, we had $252.4 million of variable rate term debt represented by borrowings under our senior secured term loan which can have a floating interest rate of LIBOR plus a margin, with a LIBOR floor of 3.0%, or the prime rate plus a margin.  As of December 31, 2009, the entire term loan obligation of $252.4 million is at the prime rate plus a margin of 3.50%, which is adjusted based upon the credit rating of the Company and its subsidiaries.  In June 2008, we entered into a Swap with a notional amount of $150.0 million and an expiration date of June 30, 2011.  The amount outstanding under the Swap as of December 31, 2009 was $150.0 million.  Under the Swap we will pay a fixed rate of 3.73% and receive interest at floating rates based on the three month LIBOR rate at each quarterly re-pricing date until the expiration of the Swap.  As of December 31, 2009, the effective interest rate on the debt related to the Swap was 10.2%. As of December 31, 2009, our overall effective interest rate, including the impact of the Swap, on our senior secured debt was 8.8%. Based on the balance outstanding under the senior secured term loan combined with the Swap as of December 31, 2009, an immediate change of one percentage point in the applicable interest rate on the variable rate debt would cause a change in interest expense of approximately $2.5 million on an annual basis.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real.  We are subject to cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars.  We are subject to transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency.  As of December 31, 2009, we had an un-hedged intercompany receivable denominated in Euro of approximately 23.3 million ($33.4 million).  We recorded a foreign currency gain during the year ended December 31, 2009 of $0.8 million, which resulted from the strengthening of the Euro against the U.S. dollar during the period.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the year ended December 31, 2009 by foreign currency exchange rate fluctuations with the strengthening of the U.S. dollar against the local foreign currency during this period.  During the year ended December 31, 2008, the U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the local foreign currency during this period.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

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

Changes in Internal Control over Financial Reporting

On July 1, 2009, we implemented an Enterprise Resource Planning (“ERP”) system at our Spinal Implants and Biologics division.  The ERP system, developed by Oracle, improves and enhances internal controls over financial reporting.  This ERP system materially changes how transactions are processed within this division.

Except for the conversion to the ERP system, there have not been any changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management’s assessment regarding the Company’s internal control over financial reporting can be found immediately prior to the financial statements in a section entitled “Management’s Report on Internal Control over Financial Reporting” in this Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Form 10-K is omitted from this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10.  Directors, Executive Officers and Corporate Governance

We will provide information that is responsive to this Item 10 regarding executive compensation in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption “Information About Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and others possibly elsewhere therein.  That information is incorporated in this Item 10 by reference.

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

10.17
Letter Agreement, dated July 25, 2009, between Orthofix Inc. and Raymond C. Kolls (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.18*
Credit Agreement, dated as of September 22, 2006, among Orthofix Holdings, Inc., Orthofix International N.V., certain domestic subsidiaries of Orthofix International N.V., Colgate Medical Limited, Victory Medical Limited, Swiftsure Medical Limited, Orthofix UK Ltd, the several banks and other financial institutions as may from time to time become parties thereunder, and Wachovia Bank, National Association.

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

10.37
Amendment No. 1 to Amended and Restated Employment Agreement, dated July 30, 2009, by and between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.38
Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company's current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.39
Amendment No. 1 to Amended and Restated Employment Agreement, dated July 30, 2009, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.40
Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company's current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.41
Amendment No. 1 to Amended and Restated Employment Agreement, dated July 31, 2009, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.42
Amended and Restated Employment Agreement, entered into on October 23, 2009 and effective as of November 1, 2009, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.43
Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company's current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.44
Amendment No. 1 to Amended and Restated Employment Agreement, dated August 4, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.45
Form of Amendment to Stock Option Agreements (for Alan W. Milinazzo, Robert S. Vaters, Bradley R. Mason, Michael M. Finegan and Michael Simpson) (filed as an exhibit to the Company's current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

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

10.48*	Amended and Restated Employment Agreement, entered into on July 1, 2009, by and between Orthofix Inc. and Eric Brown.

10.49*	Amended and Restated Employment Agreement, entered into on November 16, 2009, by and between Breg Inc. and Brad Lee.

10.50*	Notice of Termination from Orthofix Inc. to Ray Kolls dated January 29, 2010.

10.51*+	Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

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

ORTHOFIX INTERNATIONAL N.V.

Dated: March 1, 2010	By:	/s/ Alan W. Milinazzo
		Name:	Alan W. Milinazzo
		Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan w. Milinazzo	Chief Executive Officer,	March 1, 2010
Alan W. Milinazzo	President and Director

/s/ Robert S. vaters	Executive Vice President and	March 1, 2010
Robert S. Vaters	Chief Financial Officer

/s/ james f. gero	Chairman of the Board of Directors	March 1, 2010
James F. Gero

/s/ jerry c. benjamin	Vice Chairman of the Board of	March 1, 2010
Jerry C. Benjamin	Directors

/s/ walter von wartburg	Director	March 1, 2010
Walter von Wartburg

/s/ thomas j. kester	Director	March 1, 2010
Thomas J. Kester

/s/ Charles w. federico	Director	March 1, 2010
Charles W. Federico

/s/ guy jordan	Director	March 1, 2010
Guy Jordan

/s/ kenneth r. weisshaar	Director	March 1, 2010
Kenneth R. Weisshaar

/s/ maria sainz	Director	March 1, 2010
Maria Sainz

/s/ michael mainelli	Director	March 1, 2010
Michael Mainelli

ORTHOFIX INTERNATIONAL N.V.

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

The Company maintains accounting and internal control systems to provide reasonable assurance at a reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets.  These systems are augmented by written policies, an organizational structure providing division of responsibilities and careful selection and training of qualified personnel.

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

The Board of Directors, through its Audit Committee consisting solely of outside directors of the Company, meets periodically with management and our independent registered public accountants to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting.  Ernst & Young LLP has full and free access to the Audit Committee.

James F. Gero
Chairman of the Board of Directors

Alan W. Milinazzo
President, Chief Executive Officer and Director

Robert S. Vaters
Executive Vice President and Chief Financial Officer

ORTHOFIX INTERNATIONAL N.V.
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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2009 based on the framework set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Robert S. Vaters
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited Orthofix International N.V.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Orthofix International N.V. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2010

ORTHOFIX INTERNATIONAL N.V.
Consolidated Balance Sheets as of December 31, 2009 and 2008

(U.S. Dollars, in thousands except share and per share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$13,328	$14,594
Restricted cash	11,630	10,998
Trade accounts receivable, less allowances of $7,205 and $6,473 at December 31, 2009 and 2008, respectively	129,777	110,720
Inventories, net	94,624	91,185
Deferred income taxes	20,286	17,543
Prepaid expenses	4,868	6,923
Other current assets	24,981	22,687
Total current assets	299,494	274,650
Investments, at cost	345	2,095
Property, plant and equipment, net	38,694	32,660
Patents and other intangible assets, net	47,628	53,546
Goodwill	185,175	182,581
Deferred taxes and other long-term assets	19,137	15,683
Total assets	$590,473	$561,215
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$2,209	$1,907
Current portion of long-term debt	3,332	3,329
Trade accounts payable	21,821	22,179
Accounts payable to related parties	1,481	1,686
Other current liabilities	59,210	45,894
Total current liabilities	88,053	74,995
Long-term debt	249,132	277,533
Deferred income taxes	6,115	4,509
Other long-term liabilities	6,904	2,117
Total liabilities	350,204	359,154

Contingencies (Note 16)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 17,141,710 and 17,103,142 issued and outstanding as of December 31, 2009 and 2008, respectively	1,714	1,710
Additional paid-in capital	177,246	167,818
Retained earnings	54,119	29,647
Accumulated other comprehensive income	7,190	2,886
Total shareholders’ equity	240,269	202,061

Total liabilities and shareholders’ equity	$590,473	$561,215

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

(U.S. Dollars, in thousands, except share and per share data)	2009	2008	2007
Net sales	$545,635	$519,675	$490,323
Cost of sales	138,450	152,014	129,032
Gross profit	407,185	367,661	361,291
Operating expenses (income)
Sales and marketing	215,943	206,913	186,984
General and administrative	88,866	81,806	72,902
Research and development	31,460	30,844	24,220
Amortization of intangible assets	7,041	17,094	18,156
Impairment of goodwill and certain intangible assets	–	289,523	20,972
Gain on sale of Pain Care® operations	–	(1,570)	–
	343,310	624,610	323,234
Operating income (loss)	63,875	(256,949)	38,057
Other income (expense), net
Interest income	193	542	1,043
Interest expense	(24,820)	(20,216)	(24,720)
Unrealized non-cash gain (loss) on interest rate swap	1,852	(7,975)	–
Loss on refinancing of senior secured term loan	–	(5,735)	–
Other income (expense), net	(1,079)	(4,702)	355
	(23,854)	(38,086)	(23,322)
Income (loss) before income taxes	40,021	(295,035)	14,735
Income tax (expense) benefit	(15,549)	66,481	(3,767)
Net income (loss)	$24,472	$(228,554)	$10,968

Net income (loss) per common share - basic	$1.43	$(13.37)	$0.66

Net income (loss) per common share - diluted	$1.42	$(13.37)	$0.64

Weighted average number of common shares - basic	17,119,474	17,095,416	16,638,873

Weighted average number of common shares - diluted	17,202,943	17,095,416	17,047,587

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2006	16,445,859	$1,645	$128,297	$248,433	$14,260	$392,635
Cumulative effect adjustment for the adoption of FIN 48	–	–	–	(1,200)	–	(1,200)
Net income	–	–	–	10,968	–	10,968
Other comprehensive income:
Unrealized gain on derivative instrument (net of taxes of $586)	–	–	–	–	1,585	1,585
Translation adjustment	–	–	–	–	841	841
Total comprehensive income						12,194

Tax benefit on exercise of stock options	–	–	2,145	–	–	2,145
Share-based compensation expense	–	–	11,913	–	–	11,913
Common shares issued	592,445	59	14,994	–	–	15,053
At December 31, 2007	17,038,304	1,704	157,349	258,201	16,686	433,940
Net loss	–	–	–	(228,554)	–	(228,554)
Other comprehensive income:
Unrealized gain on derivative instrument (net of taxes of $609)	–	–	–	–	1,567	1,567
Translation adjustment	–	–	–	–	(15,367)	(15,367)
Total comprehensive loss						(242,354)

Tax benefit on exercise of stock options	–	–	22	–	–	22
Reclassification adjustment for tax benefit on exercise of stock options	–	–	(1,870)			(1,870)
Share-based compensation expense	–	–	10,589	–	–	10,589
Common shares issued	64,838	6	1,728	–	–	1,734
At December 31, 2008	17,103,142	1,710	167,818	29,647	2,886	202,061
Net income	–	–	–	24,472	–	24,472
Other comprehensive income:
Unrealized loss on derivative instrument (net of taxes of $1,050)	–	–	–	–	(2,702)	(2,702)
Translation adjustment	–	–	–	–	7,006	7,006
Total comprehensive income						28,776

Purchase of minority interest in subsidiary	–	–	(1,143)	–	–	(1,143)
Repurchase of equity	–	–	(220)	–	–	(220)
Tax benefit on exercise of stock options	–	–	25	–	–	25
Share-based compensation expense	–	–	10,752	–	–	10,752
Common shares issued	38,568	4	14	–	–	18
At December 31, 2009	17,141,710	$1,714	$177,246	$54,119	$7,190	$240,269

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(U.S. Dollars, in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$24,472	$(228,554)	$10,968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,344	31,279	28,531
Amortization of debt costs	248	911	1,085
Provision for doubtful accounts	7,335	7,261	7,326
Deferred taxes	(4,409)	(79,158)	(12,168)
Share-based compensation	10,752	10,589	11,913
Provision for inventory obsolescence	8,760	10,913	–
Loss on refinancing of senior secured term loan	–	3,660	–
Impairment of goodwill and certain intangible assets	–	289,523	20,972
Change in fair value of interest rate swap	(1,852)	7,975	–
Impairment of investments held at cost	–	1,500	–
Amortization of step up of fair value in inventory	–	493	2,718
Gain on sale of Pain Care® operations	–	(1,570)	–
Minority interest	34	–	–
Other	2,507	(743)	(5,816)
Changes in operating assets and liabilities:
Restricted cash	(612)	5,444	(9,153)
Accounts receivable	(23,858)	(13,182)	(8,685)
Inventories	(8,941)	(13,731)	(22,745)
Prepaid expenses and other current assets	(12)	(5,046)	(5,855)
Accounts payable	(1,310)	675	303
Other current liabilities	14,512	(1,469)	2,102
Net cash provided by operating activities	49,970	26,770	21,496
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(20,915)	(15,600)	(18,537)
Capital expenditures for intangible assets	(1,083)	(4,592)	(8,692)
Investment related to collaborative arrangement	(2,000)	–	–
Proceeds from sale of investments held at cost	1,711	769	–
Proceeds from sale of Pain Care® operations	–	5,980	–
Net cash used in investing activities	(22,287)	(13,443)	(27,229)
Cash flows from financing activities:
Net proceeds from issuance of common shares	70	1,734	15,053
Payment of refinancing fees and debt issuance costs	–	(283)	(184)
Repayments of long-term debt	(28,323)	(17,069)	(17,458)
Cash payment for purchase of minority interest in subsidiary	(1,143)	(500)	(3,142)
Tax benefit on non-qualified stock options	25	22	2,145
Repurchase of equity	(220)	–	–
Proceeds from (repayment of) bank borrowings, net	248	(6,721)	8,131
Net cash provided by (used in) financing activities	(29,343)	(22,817)	4,545
Effect of exchange rates changes on cash	394	(980)	371
Net decrease in cash and cash equivalents	(1,266)	(10,470)	(817)
Cash and cash equivalents at the beginning of the year	14,594	25,064	25,881
Cash and cash equivalents at the end of the year	$13,328	$14,594	$25,064
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$26,724	$19,311	$27,477
Income taxes	$17,665	$12,602	$15,908

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements

Description of business

Orthofix International N.V. (the “Company”) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment, principally for the Orthopedics products market.  The Company is comprised of four reportable segments: Domestic, Spinal Implants and Biologics (formerly referred to as “Blackstone”), Breg and International.  See Note 13 for a description of each segment.

1.	Summary of significant accounting policies

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

Foreign currency translation is performed in accordance with Accounting Standards Codification (“ASC”) Topic 830 – Foreign Currency Matters (“ASC Topic 830”) (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”).  All balance sheet accounts, except shareholders’ equity, are translated at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year.  Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity.  Transactional foreign currency gains and losses, including intercompany transactions that are not long-term investing in nature, are included in other income (expense), net and were $(0.5) million, $(2.7) million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The reporting currency is the United States (“U.S.”) Dollar.

(e)	Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations.  The Company’s objective is to limit the impact of such movements on earnings and cash flows.  In order to achieve this objective the Company seeks to balance its non-dollar denominated income and expenditures.  During 2008, the Company executed an interest rate swap agreement to manage the cash flow exposure generated from interest rate fluctuations.  During 2009, 2008, and 2007, the Company made use of a foreign currency swap agreement entered into in December 2006 to manage cash flow exposure generated from foreign currency fluctuations. See Note 10 for additional information.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

(f)	Long-lived assets

Property, plant and equipment is stated at cost less accumulated depreciation.  Plant and equipment also includes instrumentation.  Depreciation is computed on a straight-line basis over the useful lives of the assets, except for land, which is not depreciated.  Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset.  The useful lives are as follows:

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

Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value.  These assets primarily include patents and other technology agreements (“developed technologies”), certain trademarks and distribution networks.  Identifiable intangible assets which are considered definite lived are generally amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefit of the intangible assets is consumed.  The Company’s weighted average amortization period for developed technologies and distribution networks is 11 and 10 years, respectively.

ASC Topic 360 – Property, Plant and Equipment (“ASC Topic 360”) (formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) requires that intangible assets with definite lives, such as Orthofix’s developed technologies and distribution network assets, be tested for impairment if any adverse conditions exist or change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If an impairment indicator exists, the Company tests the intangible asset for recoverability.  For purposes of the recoverability test, the Company groups its intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities.  If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company generally calculates fair value of intangible assets as the present value of estimated future cash flows the Company expects to generate from the asset using a risk-adjusted discount rate.   In determining the estimated future cash flows associated with intangible assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).  The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment

The Company tests goodwill and certain trademarks at least annually.  The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate.  The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.  Consistent with prior years, the Company has identified four reporting units, which are consistent with the Company’s reporting segments; Domestic, Spinal Implants and Biologics, Breg and International (see Note 13 for additional information).

In performing the annual impairment test, the Company utilizes the two-step approach prescribed under ASC Topic 350 – Intangibles – Goodwill and Other (“ASC Topic 350”) (formerly known as SFAS No. 142, “Goodwill and Other Intangible Assets”).  The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit.  If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

Carrying Value

In order to calculate the respective carrying values, the Company records goodwill based on the purchase price allocation performed at the time of acquisition.  Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective revenue contribution of each reporting unit.

Fair Value – Income Approach

The fair value of each reporting unit is estimated, entirely or predominantly, using an income based approach.  This income approach utilizes a discounted cash flow (“DCF”), which estimates after-tax cash flows on a debt free basis, discounted to present value using a risk-adjusted discount rate.

The Company believes the DCF generally provides the most meaningful fair value as it appropriately measures the Company’s income producing assets. The Company may consider using a cost approach but generally believes it is not appropriate, given the inability to replicate the value of the specific technology-based assets within our reporting units.  In circumstances when the DCF indicator of fair value is not sufficiently conclusive to support the carrying value of a reporting unit, or when other measures provide a more appropriate indicator, we may consider a market approach in our determination of the reporting unit’s fair value.

In performing a DCF calculation, the Company is required to make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates and in connection therewith considers the following:

•
The determination of expected cash flows is based on the Company’s strategic plans and long-range planning forecasts which, to the extent reasonably possible, reflect anticipated changes in the economy and the industry.  Revenue growth rates represent estimates based on current and forecasted market conditions.  The profit margin assumptions are projected by each reporting unit based on historical margins, the current cost structure and anticipated net cost reductions.

•
The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the DCF.  This rate reflects the Company’s estimates for stable, perpetual growth for each reporting unit.

•
The discount rates are based on the reporting unit’s risk-adjusted weighted average cost of capital, using assumptions consistent with publicly traded guideline companies operating within the medical device industry as well as Company specific risk factors for each reporting unit.

These inputs represent the Company’s best estimate, however, different cash flows, growth and discount rate assumptions could generate different fair values, potentially impacting the Company’s impairment assessment.

Domestic, Breg and International Reporting Units

The fair value of the Domestic, Breg and International reporting units have been established using a DCF method.  These DCF results concluded the fair value of the Domestic, Breg and International reporting units exceeded the respective carrying values at December 31, 2009 and December 31, 2008.  The assumptions used in the December 31, 2009 DCF results were consistent with the DCF results used in the prior year, reflecting appropriate adjustments for changes in the economic climate.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

Spinal Implants and Biologics Reporting Unit

During the third quarter of 2008, the Company indentified indicators of impairment with respect to the Spinal Implants and Biologics reporting unit, prompting an interim impairment test.  The determination of the Spinal Implants and Biologics fair value was calculated using a combination of income and market approaches, weighted based on guidance provided by an independent appraisal firm.  The income approach was based on a DCF model.  The market approach was based on the guideline transaction method, which derived applicable market multiples from the prices at which comparable companies have been acquired in the marketplace.  The Company applied a weighted average percentage of 75% - 25%, placing greater weight on the income approach, which provided a lower fair value.  This calculation resulted in a $126.9 million impairment loss, reducing the related goodwill balance to $9.4 million as of December 31, 2008.

The Company used a DCF to determine the fair value of the Spinal Implants and Biologics reporting units as of December 31, 2009.  This resulted in no significant changes to the Spinal Implants and Biologics fair value assumptions.  Accordingly, the annual impairment test as of December 31, 2009 resulted in no further impairment of the Spinal Implants and Biologics reporting unit.

(g)	Revenue recognition and accounts receivable

Revenue is generally recognized as income in the period in which title passes and the products are delivered.  Revenues exclude any value added or other local taxes, intercompany sales and trade discounts.  Shipping and handling costs are included in cost of sales.  Royalty revenues are recognized when the royalty is earned.

For bone growth stimulation and certain bracing products that are prescribed by a physician, the Company recognizes revenue when the product is placed on or implanted in and accepted by the patient.  For domestic spinal implant and human cellular and tissue based products (“HCT/P products”), revenues are recognized when the product has been utilized and a confirming purchase order has been received from the hospital.  For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify that title passes on delivery.  Revenues for inventory delivered on consignment are recognized as the product is used by the consignee.

In 2008, the Company entered into an agreement with the Musculoskeletal Transplant Foundation (“MTF”) to develop and commercialize a new stem cell-based bone growth biologic matrix.  With the development process completed in 2009, the Company and MTF operate under the terms of a separate commercialization agreement.  Under the terms of this 10-year agreement, MTF sources the tissue, processes it to create the bone growth matrix, and packages and delivers it in accordance with orders received directly from customers and from the Company.  The Company has exclusive global marketing rights for the new allograft and receives a marketing fee from MTF based on total sales.  This marketing fee is recorded on a net basis within net sales.

The Company derives a significant amount of revenues in the U.S. from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare.  Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates.  These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments.  Certain billings are subject to review by the third-party payors and may be subject to adjustment.

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

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

(h)	Research and development costs

Expenditures for research and development are expensed as incurred.  Expenditures related to collaborative arrangements are expensed based on the terms of the related agreements.  On July 24, 2008, the Company entered into an agreement with MTF to collaborate on the development and commercialization of a new stem cell-based bone growth biologic matrix.  Under the terms of the agreement, the Company invested $10.0 million to develop the new stem cell-based bone growth biologic matrix that provides the beneficial properties of an autograft in spinal and orthopedic surgeries.  The new matrix was launched with a full market release in the U.S. effective on July 1, 2009.  A total of $6.1 million and $3.9 million of expenses was recognized under the terms of the agreement and are included in research and development expense for the years ended December 31, 2009 and 2008, respectively.

As previously announced in 2008, the Company entered into an agreement with Intelligent Implant Systems (“IIS”) for the acquisition and development of a next-generation pedicle screw system for the spinal implants division.  Under the agreement the Company purchased $2.5 million of intellectual property and related technology.  During the year ended December 31, 2009, IIS met their first development milestone and under the terms of the agreement the Company paid IIS $1.0 million.  Also in 2009, the Company and IIS amended the existing agreement and the Company paid IIS an additional $0.8 million for partially meeting its next milestone.  The Company has recorded these payments totaling $1.8 million for the year ended December 31, 2009 as research and development expense.  IIS will continue to perform research and development functions related to the technology and under the agreement and amended agreement we will pay IIS an additional amount up to $2.7 million for research and development performance milestones.

(i)	Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes (“ASC Topic 740”).  The Company is subject to income taxes in both the United States and foreign jurisdictions, and uses estimates in determining the provision for income taxes.  The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes.  Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. This process requires that the Company project the current tax liability and estimate the deferred tax assets and liabilities, including net operating loss and tax credit carryforwards.  In assessing the need for a valuation allowance, the Company has considered the recent operating results, future taxable income projections and all prudent and feasible tax planning strategies.

ASC Topic 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions.  A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits.  The Company recognized $1.2 million in additional tax liability, inclusive of interest, which was accounted for as a reduction of retained earnings at the date of implementation of January 1, 2007.  As of December 31, 2008 and December 31, 2009, the Company had $1.1 million and $0.8 million, respectively, including interest, of unrecognized tax benefits.

(j)	Net income (loss) per common share

Net income per common share is computed in accordance with ASC Topic 260 – Earnings per Share (formerly known as SFAS No. 128, “Earnings per Share”).  Net income per common share – basic is computed using the weighted average number of common shares outstanding during each of the respective years.  Net income per common share – diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the “treasury stock” method.  Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding share options (see Note 19) and the only differences between basic and diluted shares result solely from the assumed exercise of certain outstanding share options and warrants.  In 2008, the effect of options was not included in the calculation because the inclusion would have been anti-dilutive.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

(k)	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

(l)	Restricted cash

Restricted cash consists of cash held at certain subsidiaries, the distribution or transfer of which to Orthofix International N.V. (the “Parent”) or other subsidiaries that are not parties to the credit facility described in Note 9 is restricted.  The senior secured credit facility restricts the Parent and subsidiaries that are not parties to the facilities from access to cash held by Colgate Medical Limited and its subsidiaries.  All credit party subsidiaries have access to this cash for operational and debt repayment purposes.

(m)	Sale of accounts receivable

The Company follows the provisions of ASC Topic 860 – Transfers and Servicing (formerly known as SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”).  Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.  The Company generally does not require collateral on trade receivables.

(n)	Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, the Company evaluates its estimates including those related to contractual allowances, doubtful accounts, inventories, taxes and potential goodwill and intangible asset impairment.  Actual results could differ from these estimates.

(o)	Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.  The reclassifications have no effect on previously reported net earnings or shareholders’ equity.

(p)	Share-based compensation

The Company recognizes share-based compensation in accordance with ASC Topic 718 – Compensation – Stock Compensation (“ASC Topic 718”) (formerly known as SFAS No. 123(R) (revised 2004), “Share-Based Payment”).  The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period net of estimated forfeitures.

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

(q)	Advertising costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $0.7 million, $1.1 million and $1.8 million, respectively.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

(r)	Derivative instruments

The Company manages its exposure to fluctuating cash flows resulting from changes in interest rates and foreign exchange within the consolidated financial statements according to its hedging policy. Under the policy, the Company may engage in non-leveraged transactions involving various financial derivative instruments to manage exposed positions.  The policy requires the Company to formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction.  For instruments designated as a cash flow hedge, the Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivative that is used in the hedging transaction has been effective in offsetting changes in the cash flows of the hedged item and whether such derivative may be expected to remain effective in future periods.  If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company will discontinue the related hedge accounting prospectively.  Such a determination would be made when (1) the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company follows ASC Topic 815 – Derivatives and Hedging (“ASC Topic 815”) (formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted), which requires that all derivatives be recorded as either assets or liabilities on the balance sheet at their respective fair values.  For a cash flow hedge, the effective portion of the derivative’s change in fair value (i.e. gains or losses) is initially reported as a component of other comprehensive income, net of related taxes, and subsequently reclassified into net earnings when the hedged exposure is no longer effective.

The Company utilizes a cross currency swap to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.  The cross currency swap has been accounted for as a cash flow hedge in accordance with ASC Topic 815.

See Note 10 for a description of the types of derivative instruments the Company utilizes.

(s)	Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for the Company’s cross-currency swap which is designated and accounted for as a cash flow hedge (refer to Note 10). The components of and changes in accumulated other comprehensive income are as follows:

(US$ in thousands)	Foreign Currency Translation Adjustments	Fair Value of Cross -Currency Swap	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2008	$(211)	$3,097	$2,886
Unrealized loss on cross-currency swap, net of tax of $(1,050)	-	(2,702)	(2,702)
Foreign currency translation adjustment(1)	7,006	-	7,006
Balance at December 31, 2009	$6,795	$395	$7,190

(1) As the cash remains permanently invested in the foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

(t)	Recently Issued Accounting Standards

In January 2009, the Company adopted the Financial Accounting Standards Board ("FASB") ASC Topic 808 – Collaborative Arrangements (“ASC Topic 808”) (formerly known as Emerging Issues Task Force (“EITF”) 07-1 “Accounting for Collaborative Arrangements”).  ASC Topic 808 provides information related to the classification of the payments between participants, the appropriate income statement presentation, as well as disclosures related to certain collaborative arrangements.  The adoption of ASC Topic 808 did not have a material impact on the Company’s results of operations or financial position, as the Company had applied this guidance since there was no prevailing authority previously.

In January 2009, the Company adopted ASC Topic 810 - Consolidations (“ASC Topic 810”) (formerly known as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51”).  ASC Topic 810 establishes accounting and reporting standards pertaining to ownership interest in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  ASC Topic 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC Topic 810 and its adoption changed the method in which the Company accounted for a minority interest acquisition during the first quarter of 2009.  It also requires the excess purchase price over the minority interest liability (at the time of the acquisition) to be recorded as a capital transaction.  The disclosure requirements of ASC Topic 810 did not have an impact on the Company’s financial reporting as the remaining minority interest liability is immaterial.

In May 2009, the FASB issued ASC Topic 855 – Subsequent Events (“ASC Topic 855”) (formerly known as SFAS No. 165, “Subsequent Events”).  ASC Topic 855 provides authoritative accounting literature for a topic that was previously addressed only in auditing literature (AICPA AU Section 560, Subsequent Events).  The guidance in ASC Topic 855 is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice.  Two modifications to the subsequent events guidance in AU Section 560 are: 1) to name the two types of subsequent events either as recognized subsequent events (currently referred to in practice as Type I subsequent events) or non-recognized subsequent events (currently referred to in practice as Type II subsequent events) and 2) to modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued for public entities.  ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009.  On February 24, 2010, the FASB issued Accounting Standards Updated ("ASU") 2010-09 to amend ASC Topic 855. In preparation of the December 31, 2009 financial statements, the Company has performed all related procedures required by ASC Topic 855.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

2.	Inventories

	December 31,
(US$ in thousands)	2009	2008
Raw materials	$11,777	$9,314
Work-in-process	6,687	8,829
Finished products	59,812	57,151
Field inventory	14,955	13,633
Consignment inventory	25,274	23,426
	118,505	112,353
Less reserve for obsolescence	(23,881)	(21,168)
	$94,624	$91,185

Field inventory represents immediately saleable finished products inventory that is in the possession of the Company’s direct sales representatives

3.	Investments

The Company had total investments held at cost of $0.3 million and $2.1 million as of December 31, 2009 and 2008, respectively.  In August 2008, Orthofix entered into an agreement with Oped AG to liquidate a portion of the Company’s investment in Oped AG.  During the third quarter of 2008, the Company received net proceeds of $0.8 million for the sale of a portion of its ownership in OPED AG.  In 2009, Orthofix modified its agreement with Oped AG and sold 100% of its remaining investment to them in the third quarter of 2009 for the net proceeds of $1.7 million.  The Company’s investments at December 31, 2009 reflect its ownership in Biowave Corporation, a pain therapy company.  The Company has assessed these cost investments as of December 31, 2009 and 2008, noting no impairment in carrying value.

The Company also has an investment in OrthoRx which was reduced to zero in 2004.

4.	Property, plant and equipment

	December 31,
(US$ in thousands)	2009	2008
Cost
Buildings	$3,611	$3,340
Plant, equipment and instrumentation	94,927	76,827
Furniture and fixtures	11,613	10,638
	110,151	90,805
Accumulated depreciation	(71,457)	(58,145)
	$38,694	$32,660

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $15.3 million, $14.2 million and $10.4 million, respectively.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

5.	Patents and other intangible assets

	December 31,
(US$ in thousands)	2009	2008
Cost
Patents and developed technologies	$27,961	$25,602
Trademarks – definite lived (subject to amortization)	119	105
Trademarks – indefinite lived (not subject to amortization)	23,542	23,382
Distribution networks	44,586	44,586
	96,208	93,675
Accumulated amortization
Patents and developed technologies	(17,499)	(13,194)
Trademarks – definite lived (subject to amortization)	(107)	(105)
Distribution networks	(30,974)	(26,830)
Patents and other intangible assets, net	$47,628	$53,546

Amortization expense for intangible assets is estimated to be approximately $6.0 million, $5.9 million, $4.7 million, $1.6 million, $1.6 million and $4.3 million for the periods ending December 31, 2010, 2011, 2012, 2013, 2014 and 2015 and thereafter, respectively.

During the third quarter of 2008, the Company determined that a test for impairment of indefinite lived assets at Blackstone in accordance with ASC Topic 350 was necessary due to decreasing revenues at Blackstone, among other matters.  The Company evaluated the indefinite-lived intangible assets which included the Blackstone trademark acquired during the acquisition of Blackstone.  The impairment analysis resulted in the carrying value, as adjusted for an impairment charge recognized in the fourth quarter of 2007, of the trademark exceeding the fair value for which the Company recognized a $57.0 million impairment charge included in Impairment of Goodwill and Certain Intangible Assets in the year ended December 31, 2008.

Also, during the third quarter of 2008, the Company determined that an impairment indicator as described in ASC Topic 360 occurred with respect to the definite-lived intangibles at Spinal Implants and Biologics.  Due to the impairment indicator, the Company compared the expected cash flows to be generated by the Spinal Implants and Biologics reporting unit, which represented the lowest level at which cash flows are specifically identifiable, on an undiscounted basis to the carrying value of the reporting unit’s assets, including goodwill.  The Company determined the carrying value of the Spinal Implants and Biologics reporting unit exceeded the related undiscounted cash flows, which determination resulted in the impairment of the distribution network and technologies at Spinal Implants and Biologics based on their fair values. The resulting impairment charge of $105.7 million is included in Impairment of Goodwill and Certain Intangible Assets.

6.	Goodwill

During the third quarter of 2008, due to the matters described in Note 5 above, the Company performed an impairment analysis of the goodwill at Spinal Implants and Biologics.  The impairment analysis resulted in a goodwill impairment charge of $126.9 million because the carrying value exceeded the implied fair value of goodwill. For a discussion of how the Company tests to determine if goodwill is impaired, see Note 2.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

The following table presents the changes in the net carrying value of goodwill by reportable segment:

(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
At December 31, 2007	$31,793	$136,240	$101,322	$50,583	$319,938
Disposals (1)	-	-	(2,027)	-	(2,027)
Purchase of additional minority interest (2)	-	-	-	(365)	(365)
Impairment (3)	-	(126,873)	-	-	(126,873)
Foreign currency	-	-	-	(8,092)	(8,092)
At December 31, 2008	31,793	9,367	99,295	42,126	182,581
Foreign currency	-	-	-	2,594	2,594
At December 31, 2009	$31,793	$9,367	$99,295	$44,720	$185,175

(1)   Sale of operations relating to the Pain Care® business at Breg during the first quarter of 2008.

(2)  Purchase of the remaining 38.74% of the minority interest in Mexican subsidiary and 4.00% of the minority interest in Brazilian subsidiary.

(3) The impairment analysis resulted in a goodwill impairment charge of $126.9 million because the carrying value exceeded the implied fair value of goodwill.

As of December 31, 2009, the Company performed its annual impairment review of all its reporting units and determined there was no additional impairment of goodwill.

7.	Bank borrowings

	December 31,
(US$ in thousands)	2009	2008
Borrowings under line of credit	$2,209	$1,907

The weighted average interest rate on borrowings under lines of credit as of December 31, 2009 and 2008 was 5.15% and 5.86%, respectively.

Borrowings under the line of credit consist of borrowings in Euros.  The Company had an unused available line of credit of 5.8 million Euros ($8.2 million) and 5.2 million Euros ($7.3 million) at December 31, 2009 and 2008, respectively, in its Italian line of credit.  This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.  This line of credit is unsecured.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

8.	Other current liabilities

	December 31,
(US$ in thousands)	2009	2008
Accrued expenses	$15,240	$9,652
Salaries, bonuses, commissions and related taxes payable	30,779	20,919
Interest rate swap	6,123	7,975
Income taxes payable	1,510	2,833
Other payables	5,558	4,515
	$59,210	$45,894

9.	Long-term debt

	December 31,
(US$ in thousands)	2009	2008
Long-term obligations	$252,400	$280,700
Other loans	64	162
	252,464	280,862
Less current portion	(3,332)	(3,329)
	$249,132	$277,533

On September 22, 2006 the Company’s wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured credit facility with a syndicate of financial institutions to finance the acquisition of Blackstone Medical Inc. (“Blackstone”).  Certain terms of the senior secured credit facility were amended September 29, 2008.  The senior secured credit facility provides for (1) a seven-year amortizing term loan facility of $330.0 million and (2) a six-year revolving credit facility of $45.0 million.  As of December 31, 2009, the Company had $0.3 million of letters of credit outstanding under the revolving credit facility and $252.4 million outstanding under the term loan facility.  Obligations under the senior secured credit facility have a floating interest rate of the London Inter-Bank Offered Rate (“LIBOR”) plus a margin, with a LIBOR floor of 3.0%, or prime rate plus a margin.  As of December 31, 2009, the entire term loan obligation of $252.4 million is at the prime rate plus a margin of 3.50%.  The effective interest rates on the senior secured credit facility, including the impact of an interest rate swap (see Note 10), as of December 31, 2009 and December 31, 2008 were 8.8% and 8.4%, respectively.

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

Certain subsidiaries of the Company have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s senior secured credit facility.  The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company.  Domestic subsidiaries of the Company, as parties to the credit agreement, have access to these net assets for operational purposes.  The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2009 is $143.0 million compared to $111.3 million at December 31, 2008.  In addition, the senior secured credit facility restricts the Company and subsidiaries that are not parties to the credit facility from access to cash held by Colgate Medical Limited and its subsidiaries.  All credit party subsidiaries have access to this cash for operational and debt repayment purposes.

As a result of the Company prepaying $25.0 million of its long-term debt in 2009, the aggregate maturities of long-term debt under contractual obligations after December 31, 2009 are as follows:  2010 - $0, 2011 - $0, 2012 - $35.4 million, and 2013 - $217.0 million.  However, the Company’s intentions are to follow the original agreed upon payment schedule under the senior secured credit facility and therefore, the aggregate maturities after December 31, 2009 are as follows: 2010 - $3.3 million, 2011 - $3.3 million, 2012 - $80.0 million and 2013 - $165.8 million.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

In conjunction with obtaining the senior secured credit facility, the Company incurred debt issuance costs of $6.4 million which it has been amortizing over the life of the facility.  A portion of the capitalized debt issuance costs included in other long-term assets related to the senior secured credit facility were expensed as a result of the amendment on September 29, 2008, and are included in the loss on refinancing of senior secured term loan for the year ended December 31, 2008.  In connection with the amendment to the credit facility, the Company paid additional fees of $2.4 million in the year ended December 31, 2008, of which $2.1 million are included in the loss on refinancing of senior secured term loan. As of December 31, 2009 and 2008, $0.2 million and $0.8 million, respectively, of debt issuance costs which relate to the Company’s revolving credit facility are included in other long-term assets.

10.	Derivative instruments

In 2006, the Company entered into a cross-currency swap agreement to manage its cash flows related to foreign currency exposure for a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.  The derivative instrument, a ten-year fully amortizable agreement with an initial notional amount of $63.0 million, is scheduled to expire on December 30, 2016.  The instrument is designated as a cash flow hedge.  The amount outstanding under the agreement as of December 31, 2009 and December 31, 2008 was $53.5 million and $56.7 million, respectively.  Under the agreement, the Company pays Euro and receives U.S. dollars based on scheduled cash flows in the agreement. The Company recognized an unrealized gain (loss) on the change in fair value of this swap arrangement of $(2.7) million and $1.6 million, net of tax, within other comprehensive income for the year ended December 31, 2009 and December 31, 2008, respectively.

In June 2008, the Company entered into a three-year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011.  During the second and third quarters of 2008, the interest rate Swap was accounted for as a cash flow hedge, and changes in its value were recorded as part of accumulated other comprehensive income on the balance sheet.  Due to declining interest rates and a LIBOR floor in the Company's amended credit facility, the Swap was no longer deemed highly effective.  Therefore, during the fourth quarter of 2008, the Company recognized in earnings an unrealized, non-cash loss of approximately $8.0 million which resulted from changes in the fair value of the Company’s interest rate Swap. Special hedge accounting is no longer applied and fair value adjustments are expected to be reported in current earnings through the expiration of the Swap in June 2011.  For the year ended December 31, 2009, the Company recorded an unrealized gain of $1.9 million in unrealized non-cash gain (loss) on interest rate swap on the statement of operations.  The Swap continues to provide an economic hedge against fluctuating interest rate exposure on the $150.0 million portion of outstanding debt it covers, should the LIBOR interest rate rise above 3.73%.

As required by ASC Topic 815 – Derivatives and Hedging (formerly known as SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”), the tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or income (loss).

(US$ in thousands) As of December 31, 2009	Fair value: favorable (unfavorable)	Balance sheet location	Amount of gain (loss) recognized in OCI
Cross-currency swap	$(4,737)	Other long-term liabilities	$(2,702)
Interest rate swap	$(6,123)	Other current liabilities	$-

As of December 31, 2008
Cross-currency swap	$681	Other long-term assets	$1,567
Interest rate swap	$(7,975)	Other current liabilities	$-

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

(US$ in thousands)	For the year ended December 31,
Amount of gain (loss) recognized in income (loss)	2009	2008
Interest rate swap	$1,852	$(7,975)

11.	Fair value measurements

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

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

As of December 31, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, restricted cash, accounts receivable, short-term bank borrowings, accounts payable, long-term secured debt, an interest rate derivative contract, and a cross currency derivative contract.  Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds.  Restricted cash, accounts receivable, short-term bank borrowings and accounts payable approximate fair value due to the short-term maturities of these instruments.  The Company’s long-term secured debt carries a floating rate of interest and therefore, the carrying value is considered to approximate the fair value.  The derivative instruments are related to the Company’s interest rate and foreign currency hedges.

The Company’s interest rate derivative instrument is an over-the-counter (“OTC”) swap contract.  The inputs used to determine the fair value of this contract are obtained in quoted public markets.   Therefore, the Company has categorized the swap contract as Level 2.   The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.  The Company has consistently applied these valuation techniques in all periods presented.

The Company’s cross currency derivative instrument is an OTC contract, which is not traded on a public exchange.    The fair value of the swap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized the swap contract as a Level 2 derivative financial instrument.   The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.  The Company has consistently applied these valuation techniques in all periods presented.

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(US$ in thousands)	Balance December 31, 2009	Level 1	Level 2	Level 3
Derivative Financial Instruments(1)
Cash Flow Hedges
Interest rate hedge	$(6,123)	$-	$(6,123)	$-
Cross currency hedge	$(4,737)	$-	$(4,737)	$-

(1)  See Note 10, “Derivative Instruments”.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

12.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment.  These leases are non-cancellable and typically do not contain renewal options.  Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis.  Rent expense under the Company’s operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $6.2 million, $5.6 million and $5.2 million, respectively.   Future minimum lease payments under operating leases as of December 31, 2009 are as follows:

(US$ in thousands)
2010	$5,621
2011	4,363
2012	2,883
2013	1,963
2014	1,567
Thereafter	8,300
Total	$24,697

In February 2009, as part of the consolidation and reorganization of the Company’s spine business from New Jersey and Massachusetts into the Texas facility, the Company entered into a ten year operating lease in Lewisville, Texas.  The future minimum lease payments of $1.5 million per year for the first five years and $1.6 million per year for the following five years are included in the table above.  This lease will commence upon the earlier of occupancy or completion of improvements, which is expected to occur in the second quarter of 2010.

13.	Business segment information

The Company’s segment information is prepared on the same basis that the Company’s management reviews the financial information for operational decision making purposes. The Company is comprised of the following segments:

Domestic
Domestic (“Domestic”) consists of the operations of Orthofix Inc. within the U.S.  Domestic designs, manufactures and distributes stimulation, orthopedic and biologics products.  Domestic uses both direct and distributor sales representatives to sell Spine and Orthopedic products to hospitals, doctors and other healthcare providers in the U.S. market.

Spinal Implants and Biologics (previously referred to as “Blackstone”)
Spinal Implants and Biologics (“Spinal Implants and Biologics”) consists of Blackstone and its two subsidiaries, Blackstone GmbH and Goldstone GmbH.  Spinal Implants and Biologics specializes in the design, development and marketing of spinal implant and related HCT/P products. Spinal Implants and Biologics distributes its products through a network of domestic and international distributors, sales representatives and affiliates.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

Breg
Breg, Inc. (“Breg”), based in Vista, California, designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells its products through a network of domestic and international distributors, sales representatives and affiliates.

International
International (“International”) consists of international operations located in Europe, Mexico, Brazil and Puerto Rico, as well as independent distributors located outside the U.S.  International uses both direct and distributor sales representatives to sell Spine, Orthopedics, Sports Medicine, Vascular and Other products to hospitals, doctors, and other healthcare providers.

Group Activities
Group activities are comprised of the operating expenses of Orthofix International N.V. and its U.S. holding company subsidiary, Orthofix Holdings, Inc.

The tables below present information by reportable segment:

	External Sales			Intersegment Sales
(US$ in thousands)	2009	2008	2007	2009	2008	2007
Domestic	$210,703	$188,807	$166,727	$4,516	$5,871	$4,090
Spinal Implants and Biologics	118,680	108,966	115,914	2,335	3,999	5,925
Breg	92,188	89,478	83,397	5,521	5,583	3,780
International	124,064	132,424	124,285	23,116	24,914	27,893
Total	$545,635	$519,675	$490,323	$35,488	$40,367	$41,688

Operating Income (Loss)		Year Ended December 31,
(US$ in thousands)		2009	2008	2007
Domestic		$67,831	$64,301	$55,297
Spinal Implants and Biologics	(1) (2) (3)	(14,045)	(330,755)	(26,110)
Breg		13,061	12,393	9,717
International		17,664	18,664	19,973
Group Activities		(21,156)	(20,812)	(19,003)
Eliminations		520	(740)	(1,817)
Total		$63,875	$(256,949)	$38,057

(1)	Includes $5.7 million of research and development expense from collaborative arrangements and $3.6 million of restructuring charges for the year ended December 31, 2009.

(2)	Includes impairment charges on goodwill and certain intangible assets of $289.5 million and $20.0 million during the years ended December 31, 2008 and 2007, respectively.

(3)
Includes an increase in the reserve for obsolescence of $10.9 million during the year ended December 31, 2008, due to reduced projections in revenue, distributor terminations, new products, and the replacement of one product with a successor product.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries.

Identifiable Assets
(US$ in thousands)	2009	2008
Domestic	$116,376	$110,981
Spinal Implants and Biologics	134,446	121,508
Breg	164,236	172,398
International	161,457	146,444
Group activities	13,438	10,624
Eliminations	520	(740)
Total	$590,473	$561,215

The following table presents depreciation and amortization, income tax expense (benefit) and other income (expense) by segment:

	Depreciation and amortization			Income tax expense (benefit)			Other income (expense)
(US$ in thousands)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Domestic	$2,519	$2,674	$2,831	$29,427	$25,457	$21,803	$(20)	$(1,414)	$69
Spinal Implants and Biologics	7,500	15,837	13,975	(12,725)	(86,857)	(16,186)	179	73	475
Breg	6,964	7,750	8,048	3,749	2,676	1,799	(209)	(119)	(89)
International	5,087	4,794	3,497	1,398	(222)	(520)	45	(7,460)	6,178
Group activities	274	224	180	(6,300)	(7,535)	(3,129)	(23,849)	(29,166)	(29,955)
Total	$22,344	$31,279	$28,531	$15,549	$(66,481)	$3,767	$(23,854)	$(38,086)	$(23,322)

Capital expenditures of tangible and intangible assets for each segment are as follows:

(US$ in thousands)	2009	2008	2007
Domestic	$4,569	$1,813	$2,936
Spinal Implants and Biologics	9,442	10,355	15,278
Breg	1,898	3,071	2,706
International	5,975	4,757	6,309
Group activities	114	196	-
Total	$21,998	$20,192	$27,229

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

Geographical information

Analysis of net sales by geographic destination:

(US$ in thousands)	2009	2008	2007
U.S.	$415,356	$381,016	$359,007
International:
U.K.	19,407	27,465	33,109
Italy	19,679	26,075	25,175
Other	91,193	85,119	73,032
Total international	130,279	138,659	131,316
Total net sales	$545,635	$519,675	$490,323

There are no sales in the Netherlands Antilles.

Analysis of property, plant and equipment and investments by geographic area:

(US$ in thousands)	2009	2008
U.S.	$25,245	$21,409
Italy	7,567	6,540
U.K.	2,415	2,044
Others	3,812	4,762
Total	$39,039	$34,755

There are no long-lived assets in the Netherlands Antilles.

	Sales by Market Sector for the year ended December 31, 2009
(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
Spine	$158,908	$118,680	$-	$1,837	$279,425
Orthopedics	51,795	-	-	79,515	131,310
Sports Medicine	-	-	92,188	4,178	96,366
Vascular	-	-	-	18,710	18,710
Other	-	-	-	19,824	19,824
Total	$210,703	$118,680	$92,188	$124,064	$545,635

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

	Sales by Market Sector for the year ended December 31, 2008
(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
Spine	$141,753	$108,966	$-	$1,520	$252,239
Orthopedics	47,054	-	-	82,052	129,106
Sports Medicine	-	-	89,478	5,050	94,528
Vascular	-	-	-	17,890	17,890
Other	-	-	-	25,912	25,912
Total	$188,807	$108,966	$89,478	$132,424	$519,675

	Sales by Market Sector for the year ended December 31, 2007
(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
Spine	$126,626	$115,914	$-	$625	$243,165
Orthopedics	40,101	-	-	71,831	111,932
Sports Medicine	-	-	83,397	4,143	87,540
Vascular	-	-	-	19,866	19,866
Other	-	-	-	27,820	27,820
Total	$166,727	$115,914	$83,397	$124,285	$490,323

14.	Income taxes

Income (loss) before provision (benefit) for income taxes consisted of:

	Year Ended December 31,
(US$ in thousands)	2009	2008	2007
U.S.	$28,542	$(304,542)	$551
Non-U.S.	11,479	9,507	14,184
	$40,021	$(295,035)	$14,735

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

The provision for (benefit from) income taxes in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
(US$ in thousands)	2009	2008	2007
U.S.
-Current	$17,929	$12,697	$10,501
-Deferred	(6,698)	(81,661)	(10,817)
Non-U.S.
-Current	2,029	(53)	2,134
-Deferred	2,289	2,536	1,949
Total tax expense	$15,549	$(66,481)	$3,767

The tax effects of the significant temporary differences, which comprise the deferred tax assets and liabilities and assets, are as follows:

(US$ in thousands)	2009	2008
Goodwill	$(1,029)	$(901)
Patents, trademarks and other intangible assets	(12,181)	(12,760)
Property, plant and equipment	(4,297)	(2,172)
Other current	(6,115)	(4,509)
Inventories and related reserves	11,065	9,108
Accrued compensation	14,296	10,669
Allowance for doubtful accounts	4,306	4,254
Interest	12,254	9,284
Net operating loss carryforwards	18,664	15,320
Other long-term	6,195	7,383
Valuation allowance	(17,239)	(14,370)
Net deferred tax asset (liability)	$25,919	$21,306

The valuation allowance as of December 31, 2009 and 2008 was $17.2 million and $14.4 million, respectively.   The net increase in the valuation allowance of $2.8 million during the year relates to current period foreign losses not benefitted.  The valuation allowance is attributable to net operating loss carryforwards in certain foreign jurisdictions, the benefit for which is dependent upon the generation of future taxable income in that location.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009.

The Company has tax net operating loss carryforwards in various taxing jurisdictions of approximately $67.3 million with the majority of the losses related to the Company’s Netherlands operations expiring in various amounts in tax years beginning in 2010.  The Company has provided a valuation allowance against a significant portion of these net operating loss carryforwards since it does not believe that this deferred tax asset can be realized prior to expiration.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

The rate reconciliation presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate.  Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(US$ in thousands, except percentages)	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$14,007	35%	$(103,263)	35%	$5,179	35%

State taxes, net	1,574	3.9%	(4,798)	1.6%	317	2.1%
Foreign rate differential	(1,401)	(3.5)%	(1,422)	0.5%	(2,504)	(17.0)%
Valuation allowance – foreign losses	2,861	7.2%	3,031	(1.0)%	2,665	18.0%
Italy step-up amortization	(2,573)	(6.4)%	(2,527)	0.9%	(2,115)	(14.3)%
Blackstone purchased research and development	-	0.0%	(165)	0.1%	(1,320)	(8.9)%
Domestic manufacturing deduction	(839)	(2.1)%	(741)	0.3%	(453)	(3.1)%
Reserves, net	172	0.4%	(1,093)	0.4%	372	(2.5)%
Goodwill impairment	-	0.0%	44,406	(15.2)%	-	0.0%
Permanent items	935	2.4%	900	(0.3)%	451	3.0%
Tax rate changes	-	0.0%	(2,320)	0.8%	1,266	8.6%
Other items, net	813	2.0%	1,511	(0.6)%	(91)	(0.4)%
Income tax expense/effective rate	$15,549	38.9%	$(66,481)	22.5%	$3,767	25.5%

The Company’s gross unrecognized tax benefit was $0.4 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expenses.  The Company had approximately $0.4 million and $0.4 million accrued for payment of interest and penalties as of December 31, 2009 and 2008, respectively.

The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized.  As of December 31, 2009, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the gross unrecognized tax benefits (excluding interest) for the years ended December 31, 2009 and December 31, 2008 follows:

(US$ in thousands)	2009	2008
Balance as of January 1,	$707	$1,707
Additions for current year tax positions	-	-
Additions for prior year tax positions	338	-
Expiration of statutes	-	(1,000)
Audit settlements	(603)	-
Balance as of December 31,	$442	$707

The Company files a consolidated income tax return in the U.S. federal jurisdiction and numerous consolidated and separate income tax returns in many state and foreign jurisdictions. The statute of limitations with respect to federal tax authorities is closed for years prior to December 31, 2006.  The statute of limitations for the various state tax filings is closed in most instances for the years prior to December 31, 2006.  There are certain state tax statutes open for years from 1997 forward due to current examinations.  The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to December 31, 2005.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings (residing outside the Netherland Antilles) in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As such, the Company has not provided tax expense on $276.1 million of the unremitted earnings of its foreign subsidiaries.  It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

15.	Related parties

The following related party balances and transactions as of and for the three years ended December 31, 2009, among the Company and other companies in which directors and/or executive officers have an interest are reflected in the consolidated financial statements.  The Company buys components related to the A-V Impulse® System and buys the Laryngeal Mask from companies in which a former board member has a beneficial minority interest.  OrthoPro, Inc., an independent distributor for Breg, Inc., is owned by the son of one of the Company’s current board members.  The Company sells bracing products to OrthoRx, an entity in which the Company has a minority interest equity ownership, accounted for under the cost method.

	Year Ended December 31,
(US$ in thousands)	2009	2008	2007
Sales	$4,043	$2,278	$1,478
Purchases	$11,901	$12,681	$13,207
Accounts payable	$1,481	$1,686	$2,189
Accounts receivable	$563	$460	$7

16.	Contingencies

Litigation

On or about July 23, 2007, our subsidiary, Blackstone Medical Inc. (“Blackstone”) received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes. The subpoena seeks documents for the period January 1, 2000 through July 31, 2006, which is prior to Blackstone’s acquisition by the Company. The Company believes that the subpoena concerns the compensation of physician consultants and related matters. On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the agreement and plan of merger between the Company, New Era Medical Corp. and Blackstone, dated as of August 4, 2006 (the “Blackstone Merger Agreement”), for any losses to us resulting from this matter. (The Company’s indemnification rights under the Blackstone Merger Agreement are described further below). The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about January 7, 2008, the Company received a federal grand jury subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007. The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters. On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to the Company resulting from this matter. On or about April 29, 2009, counsel for the Company received a HIPAA subpoena issued by the U.S. Department of Justice. The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007. The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters, as well as the January 7, 2008 federal grand jury subpoena. On or about February 25, 2010, counsel for Orthofix Inc. and Blackstone sent to the U.S. Attorney’s Office for the District of Massachusetts a tolling agreement (the “Tolling Agreement”) executed by  Orthofix Inc. and Blackstone, that extends an agreement tolling the statute of limitations applicable to any criminal, civil, or administrative proceedings that the government might later initiate. Upon execution by the U.S. Attorney's Office for the District of Massachusetts, the Tolling Agreement will extend the period tolling the statute of limitations to include the period from December 1, 2008 through and including March 31, 2010.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

On or about December 5, 2008, the Company obtained a copy of a qui tam complaint filed by Susan Hutcheson and Philip Brown against Blackstone and the Company in the U.S. District Court for the District of Massachusetts. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. On November 21, 2008, the U.S. Department of Justice filed a notice of non-intervention in the case. The complaint was served on Blackstone on or about March 24, 2009. Counsel for the plaintiffs filed an amended complaint on June 4, 2009. The amended complaint sets forth a cause of action against Blackstone under the False Claims Act for alleged inappropriate payments and other items of value conferred on physician consultants; Orthofix is not named as a defendant in the amended complaint. The Company believes that this lawsuit is related to the matters described above involving the Department of Health and Human Services, Office of the Inspector General, and the U.S. Attorney’s Office for the District of Massachusetts, and the U.S. Department of Justice. The Company intends to defend vigorously against this lawsuit. On September 18, 2008, after being informed of the existence of the lawsuit by representatives of the U.S. Department of Justice and prior to the unsealing of the complaint (which was unsealed by the court on or about November 24, 2008), the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter.

On or about September 27, 2007, Blackstone received a federal grand jury subpoena issued by the U.S. Attorney’s Office for the District of Nevada (“USAO-Nevada subpoena”). The subpoena seeks documents for the period from January 1999 to the date of issuance of the subpoena. The Company believes that the subpoena concerns payments or gifts made by Blackstone to certain physicians. On February 29, 2008, Blackstone received a Civil Investigative Demand (“CID”) from the Massachusetts Attorney General’s Office, Public Protection and Advocacy Bureau, Healthcare Division.  The CID seeks documents for the period from March 2004 through the date of issuance of the CID, and the Company believes that the CID concerns Blackstone’s financial relationships with certain physicians and related matters.  The Ohio Attorney General’s Office, Health Care Fraud Section has issued a criminal subpoena, dated August 8, 2008, to Orthofix, Inc. (the “Ohio AG subpoena”). The Ohio AG subpoena seeks documents for the period from January 1, 2000 through the date of issuance of the subpoena. The Company believes that the Ohio AG subpoena arises from a government investigation that concerns the compensation of physician consultants and related matters. On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from the USAO-Nevada subpoena, the Massachusetts CID and the Ohio AG subpoena.

By order entered on January 4, 2007, the U.S. District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer. The amended complaint in the Thomas action alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan and another provider. The Company believes that Blackstone has meritorious defenses to the claims alleged and the Company intends to defend vigorously against this lawsuit. On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

Under the Blackstone Merger Agreement, the former shareholders of Blackstone have agreed to indemnify the Company for breaches of representations and warranties under the agreement as well as certain other specified matters. These post-closing indemnification obligations of the former Blackstone shareholders are limited to a cumulative aggregate amount of $66.6 million. At closing, an escrow fund was established pursuant to the terms of the Blackstone Merger Agreement to fund timely submitted indemnification claims. The initial amount of the escrow fund was $50.0 million. As of December 31, 2009, the escrow fund, which has subsequently accrued interest, contained $52.0 million. The Company is also entitled to seek direct personal recourse against certain principal shareholders of Blackstone after all monies on deposit in the escrow fund have been paid out or released or are the subject of pending or unresolved indemnification claims but only for a period of six years from the closing date of the merger and only up to an amount equal to $66.6 million less indemnification claims previously paid.

In addition to the foregoing claims, the Company has submitted claims for indemnification from the escrow fund for losses that have resulted or may result from certain civil actions filed against Blackstone as well as certain claims against Blackstone alleging rights to payments for Blackstone stock options not reflected in Blackstone’s corporate ledger at the time of its acquisition by the Company, or that the shares or stock options subject to those claims were improperly diluted by Blackstone.  To date, the representative of the former shareholders of Blackstone has not objected to approximately $1.5 million in such claims from the escrow fund, with certain claims remaining pending.

The Company is unable to predict the outcome of each of the escrow claims described above in the preceding paragraphs or to estimate the amount, if any, that may ultimately be returned to the Company from the escrow fund and there can be no assurance that losses to the Company from these matters will not exceed the amount of the escrow fund. Expenses incurred by the Company relating to the above matters are recorded as an escrow receivable in the Company’s financial statements to the extent the Company believes, among other things, that collection of the claims is reasonably assured. Expenditures related to such matters for which the Company believes collection is doubtful are recognized in earnings when incurred. As of December 31, 2009 and December 31, 2008, included in Prepaid expenses and other current assets is approximately $12.9 million and $8.3 million, respectively, of escrow receivable balances related to the Blackstone matters described above. These amounts include, among other things, attorneys’ fees and costs related to the government investigations manifested by the subpoenas described above, the stock option-related claims described above, and costs related to the qui-tam action described above. As described above, some of these reimbursement claims are being contested by the representative of the former shareholders of Blackstone.  To mitigate the risk that some reimbursement claims will not be collected, the Company records a reserve against the escrow receivable during the period in which reimbursement claims are recognized.  During 2009, the Company received approximately $1.0 million of proceeds from the escrow fund which represented a portion of the escrow claims that had been previously submitted by the Company.

Effective October 29, 2007, Blackstone entered into a settlement agreement of a patent infringement lawsuit brought by certain affiliates of Medtronic Sofamor Danek USA Inc. In that lawsuit, the Medtronic plaintiffs had alleged that they were the exclusive licensees of certain U.S. patents and that Blackstone’s making, selling, offering for sale, and using its Blackstone Anterior Cervical Plate, 3º Anterior Cervical Plate, Hallmark Anterior Cervical Plate, Reliant Cervical Plate, Pillar PEEK and Construx Mini PEEK VBR System products within the U.S. willfully infringed the subject patents. Blackstone denied infringement and asserted that the patents were invalid. The settlement agreement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. On July 20, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. The Company was subsequently notified by legal counsel of the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

On or about April 10, 2009, the Company received a HIPAA subpoena (“HIPAA subpoena”) issued by the US Attorney’s Office for the District of Massachusetts (the “Boston USAO”). The subpoena sought documents concerning, among other things, the Company’s promotion and marketing of its bone growth stimulator devices. The Boston USAO issued a supplemental subpoena in this matter dated July 23, 2009, requiring testimony. That office later excused performance with the July 23, 2009 subpoena indefinitely. The Boston USAO also issued supplemental subpoenas in this matter, dated September 21, 2009 and December 16, 2009, respectively, seeking documents. The subpoenas seek documents for the period January 1, 1995 through the date of the respective subpoenas. Document production in response to the subpoenas is ongoing. On December 21, 2009, the Boston USAO provided the Company with grand jury subpoenas for the testimony of certain current employees in connection with its ongoing investigation. The Company intends to cooperate with the government’s requests. In meetings with the Company and its attorneys regarding this matter, the Boston USAO has informed the Company that it is investigating possible criminal and civil violations of federal law related to the Company’s promotion and marketing of its bone growth stimulator devices.

On or about April 14, 2009, the Company obtained a copy of a qui tam complaint filed by Jeffrey J. Bierman in the U.S. District Court for the District of Massachusetts against Orthofix, Inc., the Company, and other companies that have allegedly manufactured bone growth stimulation devices, including Orthologic Corp., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. By order entered on March 24, 2009, the court unsealed the case. The amended complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices. The amended complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business. The Company believes that this lawsuit is related to the matter described above involving the HIPAA subpoena. The Company and Orthofix, Inc. were served on or about September 8, 2009. The Company intends to defend vigorously against this lawsuit.

On or about July 2, 2009, the Company obtained a copy of a qui tam complaint filed by Marcus Laughlin that is pending in the U.S. District Court for the District of Massachusetts against the Company. This complaint has been consolidated with the complaint described in the immediately preceding paragraph, and was unsealed on June 30, 2009. The complaint alleges violations of the False Claims Act, fraudulent billing, illegal kickbacks and wrongful termination based on allegations that the Company promoted the sale rather than the rental of bone growth stimulation devices, systematically overcharged for these products, provided physicians kickbacks in the form of free units, referral fees, and fitting fees, and that the defendant and its competitors discussed together strategies to encourage higher government pricing for the products. The complaint also alleges that TRICARE has been reimbursing the Company for its Cervical Stim® product without approval to do so. An amended complaint alleges conspiracy and violations of the Sherman Anti-Trust Act in connection with the same alleged conduct. The Company was served with the complaint on or about September 9, 2009. The Company intends to defend vigorously against this lawsuit.

On June 18, 2008, a lawsuit against the Company was filed for unpaid royalties under an agreement terminated by the Company in 2007.  The Company has counterclaimed for the overpayment of commissions previously paid under the agreement.  The plaintiffs are seeking approximately $3.7 million.  The Company’s counterclaim exceeds this amount.  The outcome of this matter is uncertain.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

Our subsidiary, Breg, Inc., was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008, when the product line was divested.  As between 2008 and present, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.”  The Company believes that meritorious defenses exist to these claims and Breg, Inc. intends to vigorously defend these cases.

The Company cannot predict the outcome of any proceedings or claims made against the Company or its subsidiaries described in the preceding paragraphs and there can be no assurance that the ultimate resolution of any claim will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

In addition to the foregoing, in the normal course of our business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies.  To the extent losses related to these contingencies are both probable and estimable, the Company provides appropriate amounts in the accompanying financial statements.

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

The Company sells via a direct sales force and distributors.  There were no customers that accounted for 5% or more of net sales in 2009, 2008 or 2007.

17.	Pensions and deferred compensation

Orthofix Inc. sponsors a defined contribution plan (the “Orthofix Inc. 401(k) Plan”) covering substantially all full time employees.  The Orthofix Inc. 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the Orthofix Inc. 401(k) Plan.  Breg also sponsors a 401(k) plan (the “Breg 401(k) plan”).  The Breg 401(k) Plan allows for participants to contribute up to 100% of their compensation, subject to certain limitations, with the Company matching 100% of the first $1,000 deferred.  Blackstone also sponsors a 401(k) plan (the “Blackstone 401(k) Plan”).  The Blackstone 401(k) Plan allows for participants to contribute up to 75% of their compensation, subject to certain limitations, with the Company matching 50% of the first 6% of the employee’s compensation deferred.  In 2010, the Blackstone 401(k) Plan will be merged into the Orthofix Inc. 401(k) Plan.  During the years ended December 31, 2009, 2008 and 2007, expenses incurred relating to 401(k) Plans, including matching contributions, were approximately $1.9 million, $1.8 million and $1.5 million, respectively.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

The Company operates defined contribution pension plans for its other International employees not described above meeting minimum service requirements.  The Company’s expenses for such pension contributions during 2009, 2008 and 2007 were approximately $1.0 million in each year.

Under Italian Law, Orthofix S.r.l. accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment.  Each year’s provision for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge.  Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company.  The Company’s expense for deferred compensation during 2009, 2008 and 2007 was approximately $0.6 million, $0.5 million and $0.4 million, respectively.  Deferred compensation payments of $0.6 million, $0.5 million and $0.3 million were made in 2009, 2008 and 2007, respectively.  The balance as of December 31, 2009 and 2008 of $1.7 million represents the amount which would be payable if all the employees and agents had terminated employment at that date and is included in other long-term liabilities.

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

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

18.	Share-based compensation plans

At December 31, 2009, the Company had three stock option and award plans and one stock purchase plan which are described below.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) is a long term incentive plan that was originally adopted in April 2004.  The 2004 LTIP Plan was approved by shareholders on June 29, 2004 and 2.0 million shares were reserved for issuance under this plan (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans).  Awards generally vest on years of service with all awards fully vesting within three years from the date of grant for employees and either three or five years from the date of grant for non-employee directors.  Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board of Directors.  Awards granted under the 2004 LTIP Plan expire no later than 10 years after the date of the grant.  On June 20, 2007, the Company’s shareholders approved amendments and a restatement of the 2004 LTIP Plan, providing for the following major changes:  an increase in the number of shares available for grant from 2.0 million shares to 2.8 million shares, a specific allowance for grants of restricted stock awards, and a provision for fixed awards to non-employee directors on the date of their first election to the Board and on each subsequent re-election.  On June 19, 2008, the Company’s shareholders approved further amendments to the 2004 LTIP Plan to increase the number of shares available for grant from 2.8 million shares to 3.1 million shares, to increase the annual grant to non-employee directors from 3,000 shares to 5,000 shares, and to limit in the future the number of shares that may be awarded under the plan as full value awards to 100,000 shares.  At December 31, 2009, there were 2,948,798 options outstanding under the 2004 LTIP Plan, of which 1,501,982 were exercisable; in addition, there were 62,161 shares of restricted stock outstanding, none of which were vested.

Staff Share Option Plan

The Staff Stock Option Plan (the “Staff Plan”) is a fixed stock option plan which was adopted in April 1992.  Under the Staff Plan, the Company granted options to its employees at the estimated fair market value of such options at the date of grant.  Options generally vest based on years of service with all options to be fully vested within five years from date of grant.  Options granted under the Staff Plan expire ten years after the date of grant.  There are no options left to be granted under the Staff Plan.  At December 31, 2009, there were 128,825 options outstanding and exercisable under the Staff Plan.

Performance Accelerated Stock Option Inducement Grants

On December 30, 2003, the Company granted inducement stock option awards to two key executives of Breg, in conjunction with the acquisition of Breg.  The exercise price was fixed at $38.00 per share on November 20, 2003, when the Company announced it had entered into an agreement to acquire Breg.   The inducement grants included both service-based and performance-based vesting provisions.  The inducement grants became 100% vested on the fourth anniversary of the grant date but are subject to certain exercisability limitations.  Following vesting on December 30, 2007, the original inducement grants limited the executives’ ability to exercise specific numbers of options during the years 2008 – 2012.  Prior to the options fully vesting and as an inducement for the executives to extend the term of their employment agreements for one year, in November 2007 the Company entered into amended award agreements with the two executives.  The amended agreements did not change the vesting date of the options, but provided that the options granted thereunder will only be exercisable during the fixed period beginning January 1, 2009 and ending on December 31, 2009.  In December 2008, in order to meet certain requirements of Code Section 409A and the Treasury Regulations promulgated thereunder, and fulfill the Company’s desire to extend each of the executives’ terms of employment with the Company, the Company and the executives entered into second amended and restated award agreements.  The second amended agreements provided for the election by the executives of respective periods during which they can exercise options.  Bradley Mason has elected to exercise 50,000 options in each of the following periods: April 1, 2010 through December 31, 2010, January 1, 2011 through December 31, 2011 and January 1, 2012 through December 31, 2012.  William Hopson has elected to exercise his 50,000 options in the period between January 1, 2011 and December 31, 2011. Subject to certain termination of employment provisions and notwithstanding any other provisions of the second amended agreements, any portion of the options that are not exercised during their respective exercise periods will not be exercisable thereafter and will lapse and be cancelled.  At December 31, 2009, there were 200,000 options outstanding and exercisable under the inducement grants.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

Inducement Stock Option Agreement

In the years ended December 31, 2009 and 2008, 50,000 stock options and 150,000 stock options, respectively, were granted pursuant to standalone inducement stock option agreements, on terms substantially the same as grants made under the Company’s Amended and Restated 2004 Long Term Incentive Plan.  These stock option grants vest in one-third increments annually.

Stock Purchase Plan

The Orthofix International N.V. Amended and Restated Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of shares of the Company’s common stock to eligible employees and directors of the Company and its subsidiaries that elect to participate in the plan and acquire shares of common stock through payroll deductions (including executive officers).  On June 20, 2008, the Company’s shareholders approved an amendment and restatement of the plan, providing for the following major change: (i) to allow officers and directors of Orthofix Inc. to participate in the plan on the same basis as our other employees, (ii) to provide that the Company will assume and adopt the plan, as amended, in lieu of Orthofix Inc. acting as sponsor of the plan, (iii) to allow non-employee directors of the Company to participate in the plan, (iv) to increase by 500,000 shares the maximum number of shares available for issuance under the plan, and (v) to provide that the determination of the value of common stock under the plan will be determined either on the first or last day of the plan year, whichever date renders the lower value.  These changes were generally effective for the plan year starting January 1, 2009.  In June 2009, the Company’s shareholders approved a further amendment to the Stock Purchase Plan to increase the number of shares available for grant from 950,000 shares to 1,400,000 shares.

During each purchase period, eligible employees may designate between 1% and 25% of their compensation to be deducted for the purchase of common stock under the plan (up to 25% for employees working in North America, South America and Asia, and up to 15% for employees working in Europe).  For eligible directors, the designated percentage will be an amount equal to his or her annual or other director compensation paid in cash for the current plan year.  The purchase price of the shares under the plan is equal to 85% of the fair market value on the first day of the plan year (which is a calendar year, running from January 1st to December 31st) or, if lower, on the last day of the plan year.  The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan is 1,400,000 shares.  As of December 31, 2009, 429,688 shares had been issued under the Stock Purchase Plan.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

Share-Based Compensation:

As of December 31, 2009, the unamortized compensation expense relating to options granted and expected to be recognized was $7.6 million.  This amount is expected to be recognized over a weighted average period of 1.24 years.

The following table shows the detail of share-based compensation by line item in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 and the assumptions for each of these years:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(US$ in thousands, except assumptions)	2009	2008	2007
Cost of sales	$677	$175	$403
Sales and marketing	3,045	1,890	2,749
General and administrative	6,467	7,731	7,884
Research and development	563	793	877
Total	$10,752	$10,589	$11,913

Assumptions:
Expected term	4.00 years	3.92 years	3.94 years
Expected volatility	45.0% - 48.7%	28.4%	30.3%
Risk free interest rate	1.60% - 2.57%	1.52% - 3.49%	3.49% - 5.03%
Dividend rate	-	-	-
Weighted average fair value of options granted during the year	$9.29	$7.51	$15.09

The Company has chosen to use the “short-cut method” to determine the pool of windfall tax benefits as of the adoption of ASC Topic 718.

During the year ended December 31, 2008, the Company granted to employees 83,434 shares of restricted stock, which vest at various dates through December 2011.  The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period.  Unamortized compensation expense related to restricted stock amounted to $1.4 million at December 31, 2009.  No shares of restricted stock were granted in 2009.

Stock Option Activity:

Summaries of the status of the Company’s stock option plans as of December 31, 2009 and 2008 and changes during the year ended December 31, 2009 are presented below:

	2009
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,150,020	$35.30
Granted	792,500	$23.51
Exercised	(10,768)	$23.89
Forfeited	(454,129)	$39.45
Outstanding at end of year	3,477,623	$32.09

Options exercisable at end of year	1,880,807

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

No options were granted during 2009 at less than market value.

Outstanding and exercisable by price range as of December 31, 2009
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.42 - $23.58	511,766	8.68	$18.50	63,612	$13.61
$24.01 - $25.01	361,100	9.09	$24.98	20,434	$24.84
$25.05 - $28.50	257,000	8.55	$25.83	68,000	$25.96
$28.95 - $28.95	538,860	8.37	$28.95	179,631	$28.95
$29.17 - $37.76	515,690	5.88	$34.57	418,861	$35.26
$38.00 - $38.11	540,224	5.49	$38.07	540,224	$38.07
$38.40 - $43.04	460,800	5.74	$41.50	408,803	$41.56
$43.26 - $50.15	282,683	7.32	$45.46	174,908	$45.50
$50.50 - $50.50	2,000	7.01	$50.50	1,334	$50.50
$50.99 - $50.99	7,500	7.04	$50.99	5,000	$50.99
	3,477,623	7.25	$32.09	1,880,807	$36.66

The weighted average remaining contractual life of exercisable options was 5.98 years at December 31, 2009.  The total intrinsic value of options exercised was $67,000, $88,000 and $14.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $30.93 closing price of the Company’s stock on December 31, 2009.  The aggregate intrinsic value of options outstanding was $10.9 million, $0.5 million and $38.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The aggregate intrinsic value of options exercisable was $1.9 million, $10,000, and $19.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Stock:

A summary of the status of our restricted stock as of December 31, 2009 and 2008 and changes during the year ended December 31, 2009 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2008	118,993	$37.49
Granted	-	$-
Vested	(42,978)	$37.91
Cancelled	(13,854)	$36.86
Non-vested as of December 31, 2009	62,161	$37.40

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

19.	Earnings per share

For each of the three years in the period ended December 31, 2009, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders.  The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Year Ended December 31,
	2009	2008	2007
Weighted average common shares-basic	17,119,474	17,095,416	16,638,873
Effect of diluted securities:
Unexercised stock options net of treasury share repurchase	83,469	-	408,714
Weighted average common share-diluted	17,202,943	17,095,416	17,047,587

For the year ended December 31, 2008, the effects of all potentially dilutive options were excluded from the computation of diluted earnings per share because the Company had a net loss and, therefore, the effect would have been anti-dilutive.  Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 3,220,357 outstanding options not included in the diluted earnings per share computation for the fiscal year ended December 31, 2009, because the inclusion of these options was anti-dilutive.  There were 309,651 outstanding options not included in the diluted earnings per share computation for the fiscal year ended December 31, 2007, because the inclusion of these options was anti-dilutive.

20.	Restructuring charges

In the fourth quarter of 2008, as part of the Company’s strategic plan to strengthen the business, the Company initiated a restructuring plan to improve operations and reduce costs at Blackstone.  The plan involves the consolidation of substantially all of Blackstone’s operations previously conducted in Wayne, NJ and Springfield, MA into the same facility housing its spine stimulation and U.S. orthopedics business in the Dallas, TX area.  The Company plans to complete the restructuring and consolidation by the second quarter of 2010, at which time the Company anticipates a total restructuring expense of $3.6 million.  During the year ended December 31, 2009, the Company recorded net restructuring charges of $3.6 million which were primarily related to severance costs and accelerated depreciation costs related to shortening lives of assets which will be disposed.  These restructuring costs are recorded in general and administrative expense and are classified in the Spinal Implants and Biologics segment.

ORTHOFIX INTERNATIONAL N.V.
Notes to the consolidated financial statements (cont.)

The following table presents changes in the restructuring liability for the activity discussed above, which is included within Other Current Liabilities in the Company’s consolidated balance sheets as of December 31, 2009 and December 31, 2008:

(US$ in thousands)	Severance	Assets Abandoned	Total
Balance at December 31, 2008	$548	$-	$548
Charges	2,565	1,020	3,585
Cash Payments	(1,287)	-	(1,287)
Non-cash Items	-	(1,020)	(1,020)
Balance at December 31, 2009	$1,826	$-	$1,826

21.	Quarterly financial data (unaudited)

(U.S. Dollars, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2009
Net sales	$128,975	$137,546	$135,098	$144,016	$545,635
Gross profit	96,168	100,637	103,113	107,267	407,185
Net income (loss)	2,879	5,944	6,188	9,461	24,472
Net income (loss) per common share:
Basic	$0.17	$0.35	$0.36	$0.55	$1.43
Diluted	$0.17	$0.35	$0.36	$0.55	$1.42
2008
Net sales	$128,032	$130,039	$129,301	$132,303	$519,675
Gross profit	93,794	94,991	81,303	97,573	367,661
Net income (loss)	3,606	5,808	(237,251)	(717)	(228,554)
Net income (loss) per common share:
Basic	$0.21	$0.34	$(13.87)	$(0.04)	$(13.37)
Diluted	$0.21	$0.34	$(13.87)	$(0.04)	$(13.37)

The sum of per share earnings by quarter may not equal earnings per share for the year due to the change in average share calculations.  This is in accordance with prescribed reporting requirements.

Orthofix International N.V.
Schedule 1 — Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Balance Sheets

	December 31,	December 31,
(US$ in thousands)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$403	$623
Prepaid expenses and other current assets	488	484
Total current assets	891	1,107
Other long term assets	279	274
Investments in and amounts due from subsidiaries and affiliates	247,530	207,125
Total assets	$248,700	$208,506

Liabilities and shareholder’s equity
Current liabilities	$1,996	$1,669
Long-term liabilities	6,435	4,776
Shareholder’s equity:
Common stock	1,714	1,710
Additional paid in capital	177,246	167,818
Accumulated earnings	54,119	29,647
Accumulated other comprehensive income	7,190	2,886
	240,269	202,061
Total liabilities and shareholder’s equity	$248,700	$208,506

See accompanying notes to condensed financial statements.

Orthofix International N.V.
Schedule 1 — Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(US$ in thousands)	2009	2008	2007
(Expenses) income:
General and administrative	$(10,444)	$(11,945)	$(10,172)
Equity in earnings of investments in subsidiaries and affiliates	36,592	(215,310)	22,334
Other, net	301	481	653
Income (loss) before income taxes	26,449	(226,774)	12,815
Income tax expense	(1,977)	(1,780)	(1,847)
Net income (loss)	$24,472	$(228,554)	$10,968

See accompanying notes to condensed financial statements.

Orthofix International N.V.
Schedule 1 — Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statement of Cash Flows

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(US$ in thousands)	2009	2008	2007

Net income (loss)	$24,472	$(228,554)	$10,968

Equity in earnings of investments in subsidiaries and affiliates	(36,592)	215,310	(22,334)
Cash provided by (used in) other operating activities	3,574	2,350	(772)
Net cash used in operating activities	(8,546)	(10,894)	(12,138)

Cash flows from investing activities:
Distributions and amounts received from subsidiaries	13,237	11,074	21,991
Capital expenditures	(114)	(196)	-
Net cash provided by investing activities	13,123	10,878	21,991

Cash flows from financing activities:
Net proceeds from issuance of common stock	70	1,734	17,198
Contributions to subsidiaries and affiliates	(4,672)	(11,165)	(27,748)
Repurchase of equity	(220)	-	-
Tax benefit on exercise of stock options	25	22	-
Net cash used in financing activities	(4,797)	(9,409)	(10,550)

Net decrease in cash and cash equivalents	(220)	(9,425)	(697)
Cash and cash equivalents at the beginning of the year	623	10,048	10,745
Cash and cash equivalents at the end of the year	$403	$623	$10,048

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

Certain of the Company’s subsidiaries have restrictions, with an effective date of September 22, 2006, on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements.  The amount of restricted net assets the Company’s subsidiaries held at December 31, 2009 and 2008 was approximately $143.0 million and $111.3 million, respectively.  Such restrictions are on net assets of Orthofix Holdings, Inc. and its subsidiaries.

3.	Commitments, contingencies and long-term obligations

For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 9, Note 12 and Note 16 of the Company’s consolidated financial statements.

4.	Dividends from subsidiaries

Cash dividends received by Orthofix International N.V. from its consolidated subsidiaries accounted for by the equity method were $13.2 million, $11.1 million and $22.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Orthofix International N.V.
Schedule 2 — Valuation and Qualifying Accounts

For the years ended December 31, 2009, 2008 and 2007:

(US$ in thousands)		Additions
Provisions from assets to which they apply:	Balance at beginning of year	Charged to cost and expenses	Charged (credited) to other accounts	Deductions/ Other	Balance at end of year

2009
Allowance for doubtful accounts receivable	$6,473	$7,335	$(70)	$(6,533)	$7,205
Inventory provisions	21,168	8,760	-	(6,047)	23,881
Deferred tax valuation allowance	14,370	2,869	-	-	17,239

2008
Allowance for doubtful accounts receivable	$6,441	$7,261	$(133)	$(7,096)	$6,473
Inventory provisions(1)	9,893	14,858	(22)	(3,561)	21,168
Deferred tax valuation allowance	11,377	2,993	-	-	14,370

2007
Allowance for doubtful accounts receivable	$6,265	$7,431	$44	$(7,299)	$6,441
Inventory provisions	7,213	3,472	52	(844)	9,893
Deferred tax valuation allowance	9,428	2,665	(716)	-	11,377

(1)  In the year ended December 31, 2008, due to reduced projections in revenue, distributor terminations, new products, and the replacement of one product with a successor product, the Company changed its estimates regarding the inventory allowance at Spinal Implants and Biologics, primarily based on estimated net realizable value using assumptions about future demand and market conditions.  The change in estimate resulted in an increase in the reserve for obsolescence of approximately $10.9 million.