Form 10-K
period 2010-12-31
ORTHOFIX INTERNATIONAL N V
filed 2011-03-03
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, as reported by the Nasdaq Global Select Market, was approximately $556.6 million.

As of February 28, 2011, 18,024,295 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement to be filed with the Commission in connection with the 2011 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, ongoing governmental investigations of our businesses which could result in civil or criminal liability or findings of violations of law (as further described in the “Legal Proceedings” section of this Form 10-K), risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Item 1A under the heading “Risk Factors” in this Form 10-K.

PART I

Item 1.	Business

In this Form 10-K, the terms “we”, “us”, “our”, “Orthofix” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a diversified orthopedic products company offering a broad line of surgical and non-surgical products for the Spine, Orthopedics, Sports Medicine and Other Products market sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are invasive and minimally invasive spinal implant products and related human cellular and tissue based products (“HCT/P products”), non-invasive bone growth stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction, and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include a device for cold therapy and bone cement and devices for removal of bone cement used to fix artificial implants.

We have administrative and training facilities in the United States (“U.S.”) and Italy and manufacturing facilities in the U.S., the United Kingdom, Italy and Mexico. We directly distribute our products in the U.S., the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Brazil and Puerto Rico. In several other markets we distribute our products through independent distributors.

Orthofix International N.V. is a limited liability company operating under the laws of Curacao. The company was formed on October 19, 1987 under the laws of the Netherlands Antilles, with the principal offices on the island of Curacao. Curacao became a separate and autonomous country on October 10, 2010. Our principal executive offices are located at 7 Abraham de Veerstraat, Curaçao, telephone number: 599-9-465-8525. Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Annual Proxy Statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Form 10-K. Our Internet website is located at http://www.orthofix.com. Our SEC filings are also available on the SEC Internet website as part of the IDEA database (http://www.sec.gov).

2010 and 2011 Business Highlights

Business Highlights

Key Management Changes—In January 2011, we promoted Robert S. Vaters to the position of Chief Operating Officer responsible for the day-to-day activities of our three global business units. Mr. Vaters was our Chief Financial Officer from September 2008 until this promotion. Mr. Vaters also serves as President of our Spine Global Business unit. Also, In March 2011, we promoted Brian McCollum to the position of Chief Financial Officer and Senior Vice President of Finance. Beginning January 1, 2011, we began managing our business by our three global business units of Spine, Orthopedics and Sports Medicine.

New Credit Agreement—In August 2010, we entered into a Credit Agreement (the “New Credit Agreement”) with certain domestic direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto. The

New Credit Agreement is comprised of a $100 million secured term loan facility (the “Term Loan Facility”) and a $200 million secured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). We used these borrowings to repay all amounts owed under a Senior Secured Bank Credit Facility (“2006 Credit Facility”) that we entered into in connection with our acquisition of Blackstone in September 2006. We terminated the 2006 Credit Facility in August 2010. The New Credit Agreement requires us to comply with leverage and fixed charge coverage ratios and contains affirmative and negative covenants. We have the ability to increase the amount of the Credit Facilities by an aggregate amount of up to $50.0 million upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon us obtaining the agreement of such lenders to increase commitments or by new lenders being added to the Credit Facilities.

Consolidation and Reorganization of Businesses—We have announced several initiatives to consolidate and reorganize our current businesses into global business units as well as relocate our executive offices to our new facility in Lewisville, TX. During 2010, we closed certain facilities in the U.S. and Mexico and we subleased our facility in Boston, MA. Beginning in 2011, our reportable segments will be our three global business units of Spine, Orthopedics and Sports Medicine along with corporate activities.

Divestures and Exit Activities—We completed the sale of our vascular product line in March 2010 for gross proceeds of $27.7 million. The net cash proceeds of $19.0 million from the sale were used to pay down borrowings on our credit facility in advance of the scheduled maturity date. In addition, in June 2010, we terminated a distribution arrangement for anesthesia products we distributed in the United Kingdom.

Deleveraging the Balance Sheet—We continue to focus on reducing the balance on our credit facility. In 2010, we made principal payments of approximately $36.3 million, of which $19.0 million related to the divesture of our vascular business. The outstanding credit facility balance was $216.2 million and $252.4 million at December 31, 2010 and 2009, respectively. Our leverage ratio, as defined in the credit facility, was 2.1 at December 31, 2010, compared to 2.6 at December 31, 2009.

Business Strategy

Our business strategy is to offer innovative products to the Spine, Orthopedics and Sports Medicine market sectors that reduce both patient suffering leading to a more active and mobile lifestyle and healthcare costs. Our strategy for growth and profitability includes the following initiatives by market sector:

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

•

Improve gross margins on spinal implants and biologic products with the efficient use of research and development resources, increasing operating leverage with original equipment manufacturer (“OEM”) vendors, and the continued increase of Trinity® Evolution™; and

•	Decrease sales and marketing and general and administrative expenses with the previously mentioned consolidation and reorganization plans.

Orthopedics: Provide a portfolio of non-invasive and implantable products that allow physicians to successfully treat a variety of orthopedic conditions ranging from trauma to deformity correction. Our main tactics and objectives are:

•	Continue new and next generation product introductions;

•	Maintain focus on sales of external fixation, internal fixation along with deformity correction devices by expanding sales into the U.S., Latin America, Europe, and Asia;

•	Optimize product offerings within each of our geographic markets;

•	Focus on sales of long-bone stimulation and biologics in the U.S.;

•	Continue the introduction of Trinity® Evolution™; and

•	Decrease sales and marketing and general and administrative expenses with the previously mentioned consolidation and reorganization plans.

Sports Medicine: Provide a portfolio of non-invasive products that allow physicians and clinicians to treat a variety of sports medicine related conditions in order to minimize pain and restore mobility to their patients. Our main tactics and objectives are:

•	Optimize distribution channels;

•	Leverage strong market share in high growth areas such as Osteoarthritis knee bracing and cold therapy; and

•	Launch innovative products and expand service solutions into new and existing market segments.

Other Financial and Business Initiatives:

•	Improve operating margins across all business units as a result of the consolidation and reorganization initiatives;

•	Continue to expand applications for our products by utilizing synergies among our core technologies;

•	Continue to enhance physician relationships through extensive product education and training programs; and

•	Continue to strengthen contracting, reimbursement relationships and billing capabilities.

Business Segments and Market Sectors

Through 2010, we have divided our business into four reportable segments: Domestic, Spinal Implants and Biologics, Breg, and International. Domestic consists of operations of our subsidiary Orthofix Inc., which uses both direct and distributor sales representatives to sell Spine and Orthopedic products to hospitals, doctors, and other healthcare providers in the U.S. market. Spinal Implants and Biologics consists of Blackstone Medical, Inc., and its two subsidiaries, Blackstone GmbH and Goldstone GmbH. Spinal Implants and Biologics specializes in the design, development and marketing of spinal implant and related HCT/P products. Spinal Implants and Biologics distributes its products through a network of domestic and international distributors, sales representatives and affiliates. Breg designs, manufactures, and distributes orthopedic products for post-operative reconstruction and rehabilitative patient use and sells those Sports Medicine products through a network of domestic and international distributors, sales representatives, and affiliates. International consists of locations in Europe, Mexico, Brazil, and Puerto Rico, as well as independent distributors outside the U.S. International uses both direct and distributor sales representatives to sell Spine, Orthopedics, Sports Medicine and Other Products to hospitals, doctors and other healthcare providers.

Business Segments:

	Year ended December 31, (US$ in thousands)
	2010		2009		2008
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Domestic	$228,221	41%	$210,703	38%	$188,807	36%
Spinal Implants and Biologics	130,523	23%	118,680	22%	108,966	21%
Breg	91,664	16%	92,188	17%	89,478	17%
International	113,962	20%	124,064	23%	132,424	26%

Total	$564,370	100%	$545,635	100%	$519,675	100%

Additional financial information regarding our business segments can be found in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in Item 8 under the heading “Financial Statements and Supplementary Data”.

We maintain our books and records by business segment; however, we use market sectors to describe our business. Our segment information is prepared on the same basis that our management reviews the financial information for operational decision making purposes. Market sectors, which categorize our revenues by types of products, describe the nature of our business more clearly than our business segments.

Our market sectors are Spine, Orthopedics, Sports Medicine and Other Products.

Market Sectors:

	Year ended December 31, (US$ in thousands)
	2010		2009		2008
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine	$306,422	54%	$279,425	51%	$252,239	49%
Orthopedics	144,448	26%	131,310	24%	129,106	25%
Sports Medicine	95,462	17%	96,366	18%	94,528	18%
Other Products	18,038	3%	38,534	7%	43,802	8%

Total	$564,370	100%	$545,635	100%	$519,675	100%

Additional financial information regarding our business segments can be found in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in Part II, under the heading “Financial Statements and Supplementary Data”.

Products

Our revenues are generally derived from the sales of products in three market sectors, Spine (54%), Orthopedics (26%) and Sports Medicine (17%), which collectively accounted for 97% of our total net sales in 2010. Sales of our Other Products, which included vascular, airway management products for use during anesthesia, woman’s care and other products, accounted for 3% of our total net sales in 2010.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application
Spine Products
Cervical-Stim®	Pulsed electromagnetic field (“PEMF”) non-invasive cervical spine bone growth stimulator

Spinal-Stim®	PEMF non-invasive lumbar spine bone growth stimulator

Alloquent® Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Trinity® Evolution™	An adult stem cell-based bone growth matrix used during surgery that is designed to enhance the success of a spinal fusion procedure

3 Degree™/Reliant™ Anterior Cervical Plating Systems	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark® Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent® LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

NewBridge® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

Construx® Mini Polyetheretherketones (“PEEK”) Vertebral Body Replacement (“VBR”) System	Smaller, unibody versions of the Construx PEEK VBR System, implanted during the replacement of degenerated or deformed spinal vertebrae

Construx® PEEK VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

NGage® Surgical Mesh System	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

PILLAR™ PL & TL PEEK VBR System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Trans-laminar Lumbar Interbody Fusion (“TLIF”) procedures

PILLAR™ AL PEEK Partial VBR System	An intervertebral body fusion device for Anterior Lumbar Interbody Fusion (“ALIF”) procedures

PILLAR™ SA PEEK Spacer System	An intervertebral body fusion device that incorporates screw fixation to optimize implant stability

Firebird™ Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

ProView™ Minimal Access Portal (“MAP”) System	An instrument system for minimally invasive posterior lumbar spinal fusion, including tubular and expandable retractors, a percutaneous screw delivery system and the ONYX™ System for Disc removal and interbody space preparation

Unity® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

Product	Primary Application
Orthopedic Products
Fixation	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus®, XCaliber™, Contours VPS®, VeroNail® and Gotfried PC.C.P®

Physio-Stim®	PEMF long bone non-invasive bone growth stimulator

Trinity® Evolution™	An adult stem cell-based bone growth matrix used during surgery to facilitate bone fusion

Origen™ DBM with Bioactive Glass	A bone void filler

Eight-Plate Guided Growth System®	Treatment for bowed legs or knock knees of children

ISKD®	Internal limb-lengthening device

Limb Reconstruction System (“LRS”) and LRS ADVanced	External fixation for lengthenings and corrections of deformity

TrueLok™	Ring fixation system for limb lengthening and deformity correction

PREFIX™ and PREFIX™ 2	External fixation range for temporary fixation of fractures in trauma

Centronail® Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Cemex®	Bone cement

OSCAR	Ultrasonic bone cement removal

Sports Medicine Products
Breg® Bracing	Bracing products which are designed to provide support and protection of limbs, extremities and back during healing and rehabilitation

Polar Care® and KODIAK®	Cold therapy products that are designed to reduce swelling, pain and accelerate the rehabilitation process

OrthoSelect™ services and Vision™ Inventory Management System	Consulting services which provide guidance and tools to improve overall practice efficiency and a web based inventory system customized to enable efficient management of orthopedic devices

We have proprietary rights in all of the above products with the exception of Cemex®, ISKD®, Eight-Plate Guided Growth System® and Contour VPS®. We have the exclusive distribution rights for the Cemex® in Italy and for the ISKD®, Eight-Plate Guided Growth System® and Contour VPS® worldwide.

We have numerous trademarked products and services including but not limited to the following: Orthofix®, Blackstone®, Breg®, Spinal-Stim®, Cervical-Stim®, Origen™ DBM, 3 Degree™, Reliant™, Hallmark®, Firebird™, Ascent®, Construx®, Unity®, NGage®, Newbridge®, Trinity® Evolution™, PILLAR™, Alloquent®, ProView™, ProCallus®, XCaliber™, VeroNail®, Centronail®, PREFIX™, Gotfried PC.C.P®, Physio-Stim®, TrueLok™, Polar Care® and Fusion®.

Spine

Spine product sales represented 54% of our total net sales in 2010.

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

We believe that our Spine products are positioned to address the needs of spine patients both operatively and post-operatively. Our products currently address the cervical fusion segment as well as the lumbar fusion segment which is the largest sub-segment of the spine market.

Our Spinal Implants and Biologics business offers a wide array of spinal implants used during surgical procedures intended to treat a variety of spine conditions. Many of these surgeries are fusion procedures in the cervical, thoracic and lumbar spine that utilize Spinal Implants and Biologics’ metal plates, rods and screws, interbody spacers, or vertebral body replacement devices, and HCT/P, as well as interbody spacers to promote bone growth.

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

The majority of implants offered by Spinal Implants and Biologics are made of titanium metal. This includes the 3 Degree™, Reliant™ and Hallmark® cervical plates. Additionally, the Spinal Fixation System (“SFS”), the Firebird™ Spinal Fixation Systems, the Ascent® and Ascent® LE POCT Systems are sets of rods, crossbars and screws which are implanted during posterior fusion procedures. The Firebird™ Modular and pre-assembled Spinal Fixation System are designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with Spinal Implants and Biologics’ ProView™ MAP System. We also offer specialty plates that are used in less common procedures, and as such, are not manufactured by many device makers. These specialty plates include the Newbridge® Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, as well as the Unity® plate which is used in anterior lumbar fusion procedures.

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

Spinal Bone Growth Stimulators

Separate from Spinal Implants and Biologics, we offer two spinal bone growth stimulation devices, Spinal-Stim® and Cervical-Stim®, through our subsidiary, Orthofix Inc. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. Research data shows that our PEMF signal induces mineralization and results in a process that stimulates new bone growth at the spinal fusion site. We have sponsored independent research at the Cleveland Clinic, New York University and University of Medicine and Dentistry of New Jersey, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and efficacy of healing. From this effort, a total of six studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in bone growth and healing. Furthermore, we believe that the research work with Cleveland Clinic allowing for characterization and visualization of the Orthofix PEMF waveform is paving the way for signal optimization for a variety of new applications and indications.

Some spine fusion patients are at greater risk of not achieving a solid fusion of new bone around the fusion site. These patients typically have one or more risk factors such as smoking, obesity or diabetes, or their surgery involves the revision of a failed fusion or the fusion of multiple levels of vertebrae in one procedure. For these patients, post-surgical bone growth stimulation has been shown to significantly increase the probability of fusion success. Spinal-Stim® is a non-invasive spinal fusion stimulator system commercially available in the U.S. since 1990 and approved in Europe. Spinal-Stim® is designed for the treatment of the lower thoracic and lumbar regions of the spine. The device uses proprietary technology and a wavelength to generate a PEMF signal. The U.S. Food and Drug Administration (“FDA”) has approved Spinal-Stim® as a spinal fusion adjunct to increase the probability of fusion success and as a non-operative treatment for salvage of failed spinal fusion at least nine months post-operatively.

Our Cervical-Stim® bone growth stimulator product remains the only FDA-approved bone growth stimulator on the market indicated for use as an adjunct to cervical (upper) spine fusion surgery in patients at high-risk for non-fusion. The FDA approved this device in 2004, and it has been commercially available in the U.S. since 2005.

According to internal sales data, more than 400,000 patients have been treated using our spine fusion stimulators since 1990.

Orthopedics

Orthopedics products represented 26% of our total net sales in 2010.

The medical devices offered in our Orthopedics market sector are used for two primary purposes: bone fracture management and bone deformity correction.

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

External Fixation

External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body. These fixation devices use screws that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally. The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, are locked in place for stabilization. We believe that external fixation allows micromovement at the fracture site, which is beneficial to the formation of new bone. External fixation may also be used as temporary devices in complex trauma cases to stabilize the fracture prior to treating it definitively. We believe that external fixation is among the most minimally invasive surgical options for fracture management. Also, we believe external fixation is the ideal treatment option for highly complex fractures, or patients which include fractures close to the joints, or patients with known risk factors or co-morbidities.

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

The Limb Reconstruction System (“LRS”) uses callus distraction to lengthen bone in a variety of procedures. It can be used in monofocal lengthenings and corrections of deformity. Its multifocal procedures include bone transport, simultaneous compression and distraction at different sites, bifocal lengthening and correction of deformities with shortening. In 2009, recent improvements on size, flexibility and ease of use were implemented for the release of the LRS ADVanced.

The TrueLoK™ Ring Fixation System is a surgeon-designed, lightweight external fixation system for limb lengthening and deformity correction. In essence, a ring fixation construct consists of circular rings and semi-circular external supports centered on the patient’s limb and secured to the bone by crossed, tensioned wires and half pins. The rings are connected externally to provide stable bone fixation. The main external connecting elements are threaded rods, linear distractors, or hinges and angular distractors which allow the surgeon to adjust the relative position of rings to each other. The ring positions are manipulated either acutely or gradually in minute increments to perform the correction of the deformity, limb lengthening, or bone segment transportation as required by the surgeon. Created with pre-assembled function blocks, we believe TrueLoK™ is a simple, stable, versatile ring fixation system superior to the traditional Ilizarov ring system.

Another one of our external fixation devices is the XCaliber™ fixator, which is made from a lightweight radiolucent material and provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures. The radiolucency of XCaliber™ fixators allows X-rays to pass through the device and provides the surgeon with improved X-ray visualization of the fracture and alignment. These three configurations cover a broad range of fractures. The XCaliber™ fixators are provided pre-assembled in sterile kits to decrease time in the operating room.

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

Another example of external fixation devices designed for the rapid stabilization of complex fractures are PREFIX™ and PREFIX™ 2. PREFIX™ offers free pin placement in any desired plane to rapidly create a solid stabilization using radiolucent components and PREFIX™ 2 has further enhanced the clamp ease-of-use and construct stability. We believe the PREFIX™ and PREFIX™ 2 fixators provide the necessary temporary stabilization to allow the surgeon to reduce the fracture, move the patient or attend to more urgent matters.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone which requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arms and legs, i.e., humerus, femur and tibia. Alternatively, a plate is attached by screws to an area such as a broken wrist or hip. Examples of our internal fixation devices include:

•

The Centronail® nailing system designed to stabilize fractures in the femur, tibia, supracondylar and recently the humerus. We believe that it has all the attributes of the Orthofix Nailing System, but has additional advantages: made of titanium, improved mechanical distal targeting and instrumentation and a design which requires significantly reduced inventory.

•

The VeroNail® marks Orthofix’s entry into the intramedullary hip nailing market. For use in hip fractures, it provides a minimally-invasive screw and nail design intended to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

Biologics

Our Biologics products include Trinity® Evolution™, an adult stem cell-based bone growth matrix used during surgery to facilitate bone fusion and Origen™ DBM with Bioactive Glass, a bone void filler. Surgeons will use bone grafts when their patients have a large defect in the bone and it needs to be filled. Bone grafts can come directly from the patient’s own bone (autograft), from donor bone tissue that has been processed in specialized facilities or derived from a synthetic composition that resembles the components of human bone. To date, our Biologics are being offered only in the U.S. market due to restrictions in providing U.S. human donor tissue in other countries.

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

Our systems offer portability, rechargeable battery operation, integrated component design, patient monitoring capabilities and the ability to cover a large treatment area without factory calibration for specific patient application. According to internal sales data, more than 169,000 patients have been treated using Physio-Stim® for long bone non-unions since the product was introduced.

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

Sports Medicine

Sports Medicine product sales represented 17% of our total net sales in 2010.

We believe Breg Inc., one of Orthofix’s wholly-owned subsidiaries, is a market leader in the sale of orthopedic post-operative reconstruction and rehabilitative products to hospitals and orthopedic offices. Breg’s products are grouped primarily into two product categories: Breg® Bracing and Cold Therapy. Approximately 63% of Breg’s net revenues were attributable to the sale of bracing products in 2010, including: (1) functional braces for treatment and prevention of ligament injuries, (2) load-shifting braces for osteoarthritic pain management, (3) post-operative braces for protecting surgical repair and (4) foot and ankle supports that provide an alternative to casting. Approximately 34% of Breg’s 2010 net revenues came from the sale of cold therapy products used to minimize the pain and swelling following knee, shoulder, elbow, ankle and back injuries or surgery. Approximately 3% of Breg’s 2010 net revenues came from the sale of other rehabilitative products. Breg sells its products through a network of domestic and international independent distributors, employee sales representatives and related international subsidiaries.

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

Osteoarthritic braces are used to treat patients suffering from osteoarthritis of the knee. Osteoarthritis (“OA”) is a form of damage to, or degeneration of, the articular surface of a joint. This line of custom and off-the-shelf braces is designed to shift the load going through the knee, provide additional stability and reduce pain. In some cases, this type of brace may serve as a cost-efficient alternative to total knee replacement. Breg’s single upright Solus® and lateral offloader, which are based on Fusion® technology, are our newest bracing designs delivering optimal comfort and pain relief for patients suffering from OA.

Cold Therapy

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

The Polar Care® product uses a circulation system designed to provide constant fluid flow rates to ensure safe and effective treatment. The product consists of a cooler filled with ice and cold water connected to a pad, which is applied to the affected area of the body; the device flows cold water through the pad to provide continuous cold therapy for the relief of pain. Breg’s cold therapy line consists of the Polar Care® 500, Kodiak®, Cube™, Polar Care® 300, Polar Cub and cold gel packs.

Other Products

Other Product sales represented 3% of our total net sales in 2010.

Vascular and Laryngeal Mask

In March 2010, we sold our non-invasive post-surgical vascular therapy product, called the A-V Impulse System®, which was designed to reduce dangerous deep vein thrombosis, or blood clots, and post-surgery pain and swelling by improving venous blood return and improving arterial blood flow. In June 2010, we terminated our distribution agreement to sell the Laryngeal Mask, a product of The Laryngeal Mask Company Limited, which is an anesthesia medical device designed to establish and maintain the patient’s airway during an operation.

Other

We hold distribution rights for several other non-orthopedic products at our subsidiaries.

Product Development

Our research and development departments are responsible for new product development. We work regularly with certain institutions referred to below as well as with physicians and other consultants on the long-term scientific planning and evolution of our research and development efforts. These efforts are done in accordance with best practices on interactions with healthcare professionals as set forth, for example, in the AdvaMed Code of Ethics (“AdvaMed Code”) and the Eucomed Code of Business Practices (“Eucomed Code”). Our primary research and development facilities are located in Fairfield, New Jersey; Verona, Italy; Lewisville, Texas; and Vista, California.

We maintain interactive relationships with spine and orthopedic centers in the U.S., Europe, and South and Central America, including research and development centers such as the Musculoskeletal Transplant Foundation (“MTF”), the Orthopedic Research and Education Foundation, The University of Medicine and Dentistry of New Jersey, the National Osteoporosis Institute, the Cleveland Clinic Foundation, Rutgers University, the Texas Scottish Rite Hospital for Children and the University of Verona in Italy. Several of the products that we market have been developed through these collaborations. In addition, we regularly receive suggestions for new products from the scientific and medical community, some of which result in Orthofix entering into assignment or license agreements with physicians and third-parties. We also receive a substantial number of requests for the production of customized items, some of which have resulted in new products. We believe that our policy of accommodating such requests enhances our reputation in the medical community.

In 2010, 2009, and 2008 we spent $30.4 million, $31.5 million and $30.8 million, respectively, on research and development.

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

Corporate Compliance and Government Regulation

Corporate Compliance and Ethics Program

We began implementation of our enhanced compliance program, which we branded the Integrity Advantage™ Program, in February 2008, at our Spinal Implants and Biologics business. In June 2008, we hired a Chief Compliance Officer to oversee implementation of the Integrity Advantage™ Program throughout our Company. It is a fundamental policy of our Company to conduct business in accordance with the highest ethical and legal standards. Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout our domestic and international businesses.

Our Integrity Advantage™ Program is designed to meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws. Key elements of the Integrity Advantage™ Program include:

•	Organizational oversight by senior-level personnel responsible for the compliance function within our Company;

•	Written standards and procedures, including a Corporate Code of Business Conduct;

•	Methods for communicating compliance concerns, including anonymous reporting mechanisms;

•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action;

•	Compliance education and training for employees and agents;

•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness;

•	Disciplinary guidelines to enforce compliance and address violations;

•	Exclusion lists screening of employees, agents and distributors; and

•	Risk assessment to identify areas of regulatory compliance risk.

Government Regulation

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the Public Health Services Act (“PHSA”) as implemented and enforced by the FDA. The regulations that cover our products and facilities vary widely from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, each medical device that we wish to commercially distribute in the U.S. will be covered by either premarket notification (“510(k)”) clearance or approval of a premarket approval application (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring approval of a PMA.

Manufacturers of most class II medical devices are required to obtain 510(k) clearance prior to marketing their devices. To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.” By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. With certain exceptions, most of our products are subject to the 510(k) clearance process. On January 27, 2010, the FDA requested comments on actions that the FDA’s Center for Devices and Radiological Health (“CDRH”) can consider taking to strengthen the 510(k) review process conducted by the CDRH. In August 2010 the FDA published a series of recommended changes to the 510(k) review process. It is anticipated that some of these recommendations will be adopted in 2011.

Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. By statute, the FDA has 180 days to review the PMA application, although, generally, review of the application can take between one and three years, or longer. Once approved, a new PMA or a PMA Supplement is required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Our bone growth stimulation products are classified as Class III by the FDA, and have been approved for commercial distribution in the U.S. through the PMA process. We also have under development other products designed to treat degenerative spinal disc disease and which allow greater post-surgical mobility than standard surgical approaches involving spinal fusion techniques. If certain of these products are classified as FDA Class III, in order for them to be approved for commercial distribution in the U.S., compliance with the FDA PMA approval process, including a human clinical trial, will be required.

In addition, our Spinal Implants and Biologics business is a distributor of a product for bone repair and reconstruction under the brand name Trinity® Evolution™ which is an allogeneic, cancellous, bone matrix containing viable stem cells. We believe that Trinity® Evolution™ is properly classified under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug. We believe it is regulated under Section 361 of the Public Health Service Act and C.F.R. Part 1271. Spinal Implants and Biologics also distributes certain surgical implant products known as “allograft” products which are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. We believe that these products are properly classified by the FDA as minimally-manipulated tissue and are covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance that our suppliers of the Trinity® Evolution™ and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance that these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bone are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a description of these risks, see Item 1A “Risk Factors.”

The medical devices that we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the

FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained all necessary clearances and approvals for the manufacture and sale of our products and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”) which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

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

Moreover, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The European Commission (“EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these new regulations, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union. Certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark cannot be sold or distributed within the European Union. We have received certification for all currently existing manufacturing facilities and products.

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited. Also, third-party payors are increasingly challenging themedical necessity and prices paid for our products and services. The Medicare program is expected to continue to implement a new payment mechanism for certain items of durable medical equipment, prosthetic, orthotic supplies (“DMEPOS”) via the implementation of its competitive bidding program. The initial implementation was terminated shortly after it began in 2008 and the Centers for Medicare and Medicaid Services (“CMS”) began the rebid process in 2009 (“Round 1 Rebid”) with implementation of the rebid round occurring on January 1, 2011. Payment rates for certain DMEPOS items included in the Round 1 Rebid product categories, which categories do not currently include our products, will be determined based on bid prices rather than the current Medicare DMEPOS fee schedule. The competitive bidding process is scheduled to expand further in 2011. CMS has released the geographical areas included in Round 2 of the program, yet final decisions concerning which products will be affected have not been announced.

Orthofix Inc. and Breg, Inc., two of our subsidiaries, received accreditation status by the Accreditation Commission for Health Care, Inc. (“ACHC”) for the services of DMEPOS. ACHC, a private, not-for-profit corporation, which is certified to ISO 9001:2000 standards, was developed by home care and community-based providers to help companies improve business operations and quality of patient care. Although accreditation is generally a voluntary activity where healthcare organizations submit to peer review their internal policies, processes and patient care delivery against national standards, CMS required DMEPOS suppliers to become accredited. By attaining accreditation, Orthofix Inc. has demonstrated its commitment to maintain a higher level of competency and strive for excellence in its products, services, and customer satisfaction.

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

The Patient Protection and Affordable Health Care Act (“Act”), which was signed into law in March of 2010, contains new “Sunshine Provisions” that will require, among other things, pharmaceutical, medical device, biological and medical supply manufacturers to begin reporting to the federal government payments made to recipients covered under the Act, such as, physicians and teaching hospitals. The Sunshine Provisions also require manufacturers and group purchasing organizations (“GPOs”) to report ownership interests by a physician. The reporting requirements under the Act take effect in March of 2013. Similar to other state disclosure laws currently in effect, such as Massachusetts and Vermont, penalties for non-compliance with the reporting requirements under the Act may result in civil monetary penalties. While we believe our operations monitor these laws to materially comply with reporting requirements, as these laws are subject to interpretation by state and federal regulatory authorities, there can be no assurance that compliance will not be challenged.

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

Market Sectors

In 2010, Spine accounted for 54% of total net sales, Orthopedics accounted for 26% of total net sales, Sports Medicine accounted for 17% of total net sales and Other Products accounted for 3% of total net sales. No single non-governmental customer accounted for greater than 5% of total net sales. Sales to customers were broadly distributed.

Our products sold in the U.S. are either prescribed by medical professionals for the care of their patients or selected by physicians, sold to hospitals, clinics, surgery centers, independent distributors or other healthcare providers, all of whom may be primarily reimbursed for the healthcare products provided to patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Our products are also sold in many other countries, such as the United Kingdom, France and Italy, which have publicly funded healthcare systems as well as private insurance plans. See Item 1A “Risk Factors”, for a table of estimated revenue by payor type. For additional information about geographic areas, see Item 8 “Financial Statements and Supplementary Data.”

Sales, Marketing and Distributor Network

We have established a broad distribution network comprised of direct sales representatives and distributors. This established distribution network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products through a sales and marketing force of approximately 575 sales and marketing representatives. Worldwide we also have approximately 305 independent distributors for our products in approximately 49 countries. The table below highlights the makeup of our sales, marketing and distribution network at December 31, 2010.

	Direct Sales & Marketing Headcount			Distributors
	U.S.	International	Total	U.S.	International	Total
Domestic	344	—	344	38	1	39
Spinal Implants and Biologics	49	1	50	51	27	78
Breg	92	—	92	36	48	84
International	—	89	89	2	102	104

Total	485	90	575	127	178	305

In our largest geographic market, the U.S., our sales, marketing and distribution network is separated between several distinct sales forces addressing different market sectors. The Spine market sector is addressed primarily by a direct sales force for spinal bone growth stimulation products and a distribution network for spinal implant and HCT/P products. The Orthopedics market sector is addressed by a hybrid distribution network of predominately direct sales supplemented by distributors. The Sports Medicine market sector is addressed primarily by a distribution network for Breg products.

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

To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the Eucomed Code guidelines, we organize monthly, multilingual, teaching seminars in the Orthofix Institute, our facility in Verona, Italy, and in various locations in Latin America. The Orthofix Institute for Research, Training and Education was opened in July 2010 in the North American Operations and Training Center in Lewisville, Texas. This state of the art facility features a lecture room, classroom, workshop and 7-station bioskills laboratory. In 2010, these product education seminars were attended by over 800 surgeons and over 300 distributor and sales representatives from around the world; seminars included a variety of lectures from specialists as well as demonstrations and hands-on workshops. Each year many of our sales representatives and distributors independently conduct basic courses in product application for local surgeons. We also provide sales training at our training centers in Lewisville, Texas, our Breg training center in Vista, California and in regional locations throughout the world. Additionally, we have implemented a web-based sales training program, which provides ongoing education for our sales representatives.

Competition

Our bone growth stimulation products compete principally with similar products marketed by Biomet Spine, a business unit of Biomet, Inc; DJO Incorporated; and Exogen, Inc., a subsidiary of Smith & Nephew plc. Our spinal implant, HCT/P products, and Trinity® Evolution™, an HCT/P product from which we derive marketing fees, compete with products marketed by Medtronic, Inc.; De Puy, a division of Johnson and Johnson; Synthes AG; Stryker Corp.; Zimmer, Inc.; NuVasive; Biomet Spine; and various smaller public and private companies. For external and internal fixation devices, our principal competitors include Synthes AG; Zimmer, Inc.; Stryker Corp.; Smith & Nephew plc; and Biomet Orthopedics, a business unit of Biomet, Inc. The principal competitors for the Breg bracing and cold therapy products include DJO Incorporated; Biomet, Inc.; Ossur Lf.; and various smaller private companies.

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

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation and orthopedic products, and subcontract the manufacture of a substantial portion of the component parts. We design and develop our spinal implant and Alloquent® Allograft HCT/P products, but subcontract their manufacture and packaging. Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education and marketing as well as quality assurance standards. In addition to designing, developing, assembling, testing and packaging its products, Breg also designs and subcontracts the manufacturing for a substantial portion of the component parts used in its products. Although certain of our key raw materials are obtained from a single source, we believe that alternate sources for these materials are available. Further, we believe that an adequate inventory supply is maintained to avoid product flow interruptions. We have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

Trinity® Evolution™, an HCT/P product for which we have exclusive marketing rights, is an allograft tissue form that is supplied to customers by MTF in accordance with orders received directly from us. MTF sources, processes and packages the tissue form and is the sole supplier of Trinity® Evolution™ to our customers.

Our products are currently manufactured and assembled in the U.S., Italy, the United Kingdom and Mexico. We believe that our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the U.S. For a description of the laws to which we are subject, see Item 1—“Business—Corporate Compliance and Government Regulation.” We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

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

Capital Expenditures

We had tangible and intangible capital expenditures in the amount of $26.4 million, $22.0 million and $20.2 million in 2010, 2009 and 2008, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds and product instrument sets. In 2010, we invested $26.4 million in capital expenditures of which significant items were (1) $10.9 million related to instrumentation for the new systems; (2) $9.7 million related to our new facility in Lewisville, TX and building improvements within our International segment; and (3) $3.5 million related to new software and computer applications. We currently plan to invest approximately $25 to $28 million in capital expenditures during 2011 to support the planned expansion of our business. We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

At December 31, 2010, we had 1,486 employees worldwide. Of these, 571 were employed at Domestic, 111 were employed at Spinal Implants and Biologics, 515 were employed at Breg and 289 were employed at International. Our relations with our Italian employees, who numbered 136 at December 31, 2010, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe that we have good relations with our employees. Of our 1,486 employees, 575 were employed in sales and marketing functions, 235 in general and administrative, 540 in production and 136 in research and development.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K and the exhibits hereto, you should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Form 10-K.

We may be subject to federal and state healthcare fraud and abuse laws, and could face substantial penalties if we are determined not to have fully complied with such laws.

Healthcare fraud and abuse regulation by federal and state governments impact our business. Healthcare fraud and abuse laws potentially applicable to our operations include:

•

the Federal Health Care Programs Anti-Kickback Law, which constrains our marketing practices, educational programs, pricing and discounting policies, and relationships with healthcare practitioners and providers, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, in exchange for or to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);

•

federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal government payors that are false or fraudulent; and

•

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third-party payors, including commercial insurers.

Due to the breadth of some of these laws, there can be no assurance that we will not be found to be in violation of any such laws, and as a result we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations or the exclusion from participation in federal or state healthcare programs. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In particular, as more fully described under Item 3, “Legal Proceedings,” we have received subpoenas requesting information from governmental authorities, including the U.S. Department of Health and Human Services, Office of Inspector General, and two separate federal grand jury subpoenas, related to our Blackstone subsidiary, which we acquired in 2006. In addition, on or about April 10, 2009, we received a HIPAA subpoena issued by the U.S. Attorney’s Office for the District of Massachusetts (the “Boston USAO”). The Boston USAO subsequently informed us that it is investigating possible criminal and civil violations of federal law related to our promotion and marketing of our bone growth stimulator devices. Any adverse outcome in either of these inquiries could have a material adverse effect on our business and financial position.

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

As more fully described directly above and under Item 3, “Legal Proceedings,” we are named as a defendant in a number of lawsuits and have received several subpoenas requesting information from various governmental authorities. We are complying with the subpoenas and intend to cooperate with any related government investigations. The outcome of these and any other lawsuits brought against us, and these and other investigations of us, are inherently uncertain, and adverse developments or outcomes could result in significant monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows. In addition, we may continue to incur significant legal expenses in connection with these matters in the future, which expenses could affect our future earnings.

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

We are currently investigating allegations of improper payments by local employees of one of our subsidiaries in Mexico and could be exposed to liabilities under the Foreign Corrupt Practices Act. Any determination that our Company or any of our subsidiaries has violated the Foreign Corrupt Practices Act could adversely impact our business and financial position.

To the extent that we operate outside the U.S. we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) which prohibits people, or companies subject to U.S. jurisdiction and their intermediaries, from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage. It also requires proper record keeping and characterization of such payments in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

During a second quarter 2010 management review of Promeca S.A. de C.V. (“Promeca”), one of our Mexican subsidiaries, we received allegations of improper payments, allegedly made by certain of Promeca’s local employees in Mexico, to employees of a Mexican governmental healthcare entity. We have engaged Hogan Lovells US LLP and Deloitte Financial Advisory Services LLP to conduct an internal investigation focusing on compliance with the FCPA and voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise both agencies that an internal investigation is underway. Promeca accounted for approximately one percent of our consolidated net sales and consolidated total assets. The internal investigation is ongoing and no conclusions can be drawn at this time as to its outcome; however, the FCPA and related statutes and regulations do provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. On or about November 16, 2010, we received a subpoena from the SEC and DOJ seeking documents related to this matter. We are cooperating with the SEC and DOJ in connection with the subpoena. If imposed, monetary penalties and sanctions (which could include fines, criminal penalties and disgorgement of past profits) could be significant, and could adversely impact our business and financial position.

We may not be able to successfully introduce new products to the market.

During 2010, one of our stated financial goals was primarily related to improvements in revenues related to several new products we introduced to the market in 2009, including the Firebird™ Spinal Fixation System, the

PILLAR™ SA interbody device and Trinity® Evolution™, among others. We intend to introduce several new products to the market in 2011. Despite our planning, the process of developing and introducing new products is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs and gain broad market acceptance, which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies.

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

Third-party payors, including private and governmental entities, may revise coverage or reimbursement policies that address whether a particular product, treatment modality, device or therapy will be subject to reimbursement and, if so, at what level of payment.

The Centers for Medicare and Medicaid Services (“CMS”), in its ongoing implementation of the Medicare program, has obtained a related technical assessment of the medical study literature to determine how the literature addresses spinal fusion surgery in the Medicare population. The impact that this information will have on Medicare coverage policy for our products is currently unknown, but we cannot provide assurances that the resulting actions will not restrict Medicare coverage for our products. It is also possible that the government’s focus on coverage of off-label uses of devices approved by the FDA could lead to changes in coverage policies regarding off-label uses by TriCare, Medicare and/or Medicaid. There can be no assurance that we or our distributors will not experience significant reimbursement problems in the future related to these or other proceedings. Our products are sold in many countries, such as the United Kingdom, France, and Italy, which have publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Any increase in such constraints may have a material adverse effect on our sales and collection of accounts receivable from such sales.

As required by law, CMS has continued efforts to implement a competitive bidding program for selected DMEPOS items paid for by the Medicare program. The initial implementation of the program in 2008 was terminated in that same year. CMS began the Round 1 Rebid process in 2009 and the implementation of the rebid round occurred on January 1, 2011. Our products are not yet included in the competitive bidding process. We believe that the competitive bidding process will principally affect products sold by our Sports Medicine business. We cannot predict which products from any of our businesses will ultimately be affected or when the competitive bidding process will be extended to our businesses. The competitive bidding process is scheduled to expand further in 2011. CMS has released the geographical areas included in Round 2 of the program, yet final decisions concerning which products will be affected have not been announced. While some of our products are designated by FDA as Class III medical devices and thus are not included within the competitive bidding program, some of our products may be encompassed within the program at varying times. There can be no assurance that the implementation of the competitive bidding program will not have an adverse impact on the sales of some of our products.

We estimate that our revenue by payor type is:

• Direct (hospital)	38%
• Third-Party Insurance	23%
• Independent Distributors	17%
• U.S. Government—Medicare, Medicaid, TriCare	10%
• International Public Healthcare Systems	10%
• Self-pay and other	2%

We and certain of our suppliers may be subject to extensive government regulation that increases our costs and could limit our ability to market or sell our products.

The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities regulate the development, approval, classification, testing, manufacturing, labeling, marketing and sale of medical devices. Likewise, our use and disclosure of certain categories of health information may be subject to federal and state laws, implemented and enforced by governmental authorities that protect health information privacy and security. For a description of these regulations, see Item 1, “Business,” under the subheading “Government Regulation.”

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition or results of operations. The process of obtaining FDA clearance and other regulatory clearances or approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices.

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

Our Spinal Implants and Biologics business distributes a product under the brand name Trinity® Evolution™. Trinity® Evolution™ is derived from human cadaveric donors, and our ability to distribute the product depends on our supplier continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. We believe that Trinity® Evolution™ is properly classified under the FDA’s HCT/P regulatory paradigm and not as a medical device or as a biologic or drug. There can be no assurance that the FDA would agree that this category of regulatory classification applies to Trinity® Evolution™ and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional post-market regulatory requirements. The success of our Trinity® Evolution™ product will depend on these products achieving broad market acceptance which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. Because Trinity® Evolution™ is classified as an HCT/P product, it can from time to time be subject to recall for safety or administrative reasons.

Spinal Implants and Biologics also distribute allograft products that are derived from human tissue harvested from cadavers and which are used for bone reconstruction or repair and which are surgically implanted into the human body. We believe that these allograft products are properly classified as HCT/P products and not as a medical device or a biologic or drug. There can be no assurance that the FDA would agree that this regulatory classification applies to these products and any regulatory reclassification could have adverse consequences for us or for the suppliers of these products and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements. Moreover, the supply of these products to us could be interrupted by the failure of our suppliers to maintain high standards in performing required donor screening and infectious disease testing of donated human tissue used in producing allograft implants. Our allograft implant business could also be adversely affected by shortages in the supply of donated human tissue or negative publicity concerning methods of recovery of tissue and product liability actions arising out of the distribution of allograft implant products.

We may be subject to product liability claims that may not be covered by insurance and could require us to pay substantial sums.

We are subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid. We maintain product liability insurance coverage in amounts and scope that we believe is reasonable and adequate. There can be no assurance, however, that product liability or other claims will not exceed our insurance coverage limits or that such insurance will continue to be available on reasonable, commercially acceptable terms, or at all. A successful product liability claim that exceeds our insurance coverage limits could require us to pay substantial sums and could have a material adverse effect on our financial condition.

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

Our ability to market Spine, Orthopedic and Sports Medicine products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, doctors, other healthcare providers and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers and patients.

The industry in which we operate is highly competitive.

The medical devices industry is highly competitive. We compete with a large number of companies, many of which have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Many of our competitors may be able to develop products and processes competitive with, or superior to, our own. Furthermore, we may not be able to successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. For more information regarding our competitors, see Item 1, “Business,” under the subheading “Competition.”

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

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. We have substantial activities outside of the U.S. that are subject to the impact of foreign exchange rates. The fluctuations of foreign exchange rates during 2010 have had a favorable impact of $0.3 million on net sales outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we enter into currency hedges from time to time. At December 31, 2010, we had outstanding a currency swap to hedge a €40.7 million foreign currency exposure.

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

Since we sell our products in many different countries, our business is subject to risks associated with conducting business internationally. Net sales outside the U.S. represented 20% of our total net sales in 2010. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements or other restrictive actions by foreign governments;

•	consequences from changes in tax or customs laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	application of the FCPA and other anti-bribery or anti-corruption laws to our operations.

We may incur costs and undertake new debt and contingent liabilities in a search for acquisitions.

We continue to search for viable acquisition candidates that would expand our market sector or global presence. We also seek additional products appropriate for current distribution channels. The search for an acquisition of another company or product line by us could result in our incurring costs from such efforts as well as the undertaking of new debt and contingent liabilities from such searches or acquisitions. Such costs may be incurred at any time and may vary in size depending on the scope of the acquisition or product transactions and may have a material impact on our results of operations.

We may incur significant costs or retain liabilities associated with disposition activity.

We may from time to time sell, license, assign or otherwise dispose of or divest assets, the stock of subsidiaries or individual products, product lines or technologies which we determine are no longer desirable for us to own, some of which may be material. Any such activity could result in our incurring costs and expenses from these efforts, some of which could be significant, as well as retaining liabilities related to the assets or properties disposed of even though, for instance, the income-generating assets have been disposed of. These costs and expenses may be incurred at any time and may have a material impact on our results of operations.

Our subsidiary, Orthofix Holdings, Inc.’s senior secured bank credit facility contains significant financial and operating restrictions, including financial covenants that we may be unable to satisfy in the future.

When we acquired Blackstone on September 22, 2006, one of our wholly owned subsidiaries, Orthofix Holdings, Inc. (“Orthofix Holdings”), entered into a senior secured bank credit facility with a syndicate of financial institutions to finance the transaction. On August 30, 2010, we entered into a new senior secured bank credit facility with a new syndicate of financial institutions, and used these borrowings to repay all amounts owed under the 2006 facility. Orthofix and certain of Orthofix Holdings’ direct and indirect subsidiaries, including Orthofix Inc., Breg, and Blackstone have guaranteed the obligations of Orthofix Holdings under the new senior secured bank facility. The new senior secured bank facility provides for (1) a five-year term loan facility of $100 million, of which $98.8 million was outstanding at December 31, 2010, and (2) a five-year revolving credit facility of $200 million upon which we had $117.4 million outstanding and $82.6 million available to be drawn as of December 31, 2010. The principal amount of the term loan facility amortizes at the rate of 5%, 15%, 25%, 25% and 30% in year 1, 2, 3, 4 and 5, respectively. Amortization payments are due quarterly.

The credit agreement contains negative covenants applicable to Orthofix and its subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, including a fixed charge coverage ratio and a leverage ratio applicable to Orthofix and its subsidiaries on a consolidated basis. A breach of any of these covenants could result in an event of default under the credit agreement, which could permit acceleration of the debt payments under the facility. We were in compliance with these financial covenants as measured at December 31, 2010. Further, we believe that we should be able to meet these financial covenants in future fiscal quarters, however, there can be no assurance that we will be able to do so, and failure to do so could result in an event of default under the credit agreement, which could have a material adverse effect on our financial position.

The conditions of the U.S. and international capital and credit markets may adversely affect our ability to draw on our current revolving credit facility or obtain future short-term or long-term lending.

Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, the cost and availability of funding for many companies has been, and may continue to be, adversely affected by illiquid credit markets and wider credit spreads. These forces reached unprecedented levels in 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial and credit markets. There can be no assurances that recent government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

We maintain a five-year revolving credit facility of $200 million upon which we had $82.6 million available to be drawn as of December 31, 2010. However, to the extent our business requires us to access the credit markets in the future and we are not able to do so, including in the event that lenders cease to lend to us, or cease to be capable of lending, for any reason, we could experience a material and adverse impact on our financial condition and ability to borrow additional funds. This might impair our ability to obtain sufficient funds for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

The conditions of the U.S. and international capital and credit markets may adversely affect our interest expense under our existing credit facility.

Our senior bank facility provides for a five-year term loan facility of $100 million for which $98.8 million was outstanding as of December 31, 2010, and a five-year revolving credit facility of $200 million upon which we had $117.4 million outstanding and $82.6 million available to be drawn as of December 31, 2010. Borrowings under the facility bear interest at a floating rate, which will be, at our option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. Our overall effective interest rate as of December 31, 2010 on our senior secured debt was 3.4%. Our interest expense that we incur under our credit facilities could increase if there are increases in either the LIBOR rate or base rate. (See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.)

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Goodwill and other identified intangibles could generate future asset impairments, which would be recorded as operating losses.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350—Intangibles—Goodwill and Other requires that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and other intangible assets deemed to have indefinite useful lives, such as trademarks, cease to be amortized. ASC Topic 350 requires that goodwill and intangible assets with indefinite lives be tested at least annually for impairment. If we find that the carrying value of goodwill or a certain intangible asset exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and we will recognize an impairment loss. Any such impairment losses are required to be recorded as non-cash operating losses.

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

In addition, ASC Topic 360—Property, Plant and Equipment requires that intangible assets with definite lives, such as our developed technologies and distribution network assets, be tested for impairment if indicators of impairment, as defined in the standard, exist. During the third quarter of 2008, we determined that an indicator of impairment existed with respect to our definite-lived intangible assets at Blackstone. We compared the expected cash flows to be generated by the definite lived intangible assets on an undiscounted basis to the carrying value of the intangible asset. We determined the carrying value exceeded the undiscounted cash flow and impaired the distribution network and developed technologies at Blackstone which resulted in an impairment charge of $105.7 million.

Certain of the impairment tests require us to make an estimate of the fair value of goodwill and other intangible assets, which are primarily determined using discounted cash flow methodologies, research analyst estimates, market comparisons and a review of recent transactions. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future.

Provisions of Curaçao law may have adverse consequences for our shareholders.

We were organized under the laws of the Netherlands Antilles in 1987, with our principal executive offices located on the island of Curaçao. Prior to October 10, 2010, the Netherlands Antilles, together with Aruba and the Netherlands, formed the Kingdom of the Netherlands, with Curaçao being an island territory of the Netherlands Antilles. Under a constitutional reform of the Kingdom of the Netherlands, agreed upon among the Netherlands Antilles, Aruba and the Netherlands, the Netherlands Antilles was dissolved effective October 10, 2010. Also effective October 10, 2010, Curaçao became an individual constitutional entity within the Kingdom of the Netherlands, having its own government and laws. As a result of the constitutional reform and the dissolution of the Netherlands Antilles, the Netherlands Antilles law ceased to exist and Orthofix is now a Curaçao legal entity subject to Curaçao law. Although Curaçao has become a separate and autonomous country with its own laws and regulations, the civil and corporate Netherlands Antilles law, as they applied to Orthofix before October 10, 2010, did not change under the constitutional reform. In effect, Curaçao has adopted the Netherlands Antilles civil and corporate law (to which Orthofix was subject) that was in effect prior to October 10, 2010.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities are:

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution and research and development facility for Spine and Orthopedics Products and administrative facility for Corporate, Domestic and Spinal Implants and Biologics segments	Lewisville, TX	140,000	Leased

Tooling and model shop for Spinal Implants and Biologics	Springfield, MA	19,000	Leased

Research and development office for Spinal Implants and Biologics	Fairfield, NJ	3,946	Leased

Research and development, component manufacturing, quality control and training facility for fixation products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned

International Distribution Center for Orthofix products	Verona, Italy	18,000	Leased

Sales management, distribution and administrative offices	Florham Park, NJ	2,700	Leased

Sales management, distribution and administrative offices for fixation products	Andover, England	9,001	Leased

Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	9,000	Leased

Sales management, distribution and administrative facility for Brazil	Alphaville, Brazil	4,690	Leased

Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	1,184	Leased

Sales management, distribution and administrative facility for France	Gentilly, France	3,854	Leased

Sales management, distribution and administrative facility for Germany	Ottobrunn, Germany	16,145	Leased

Sales management, distribution and administrative facility for Switzerland	Steinhausen, Switzerland	1,180	Leased

Administrative, manufacturing, warehousing, distribution and research and development facility for Breg	Vista, California	104,832	Leased

Manufacturing facility for Breg products	Mexicali, Mexico	63,000	Leased

Sales management, distribution and administrative facility for Puerto Rico	Guaynabo, Puerto Rico	4,400	Leased

Item 3.	Legal Proceedings

On or about July 23, 2007, our subsidiary, Blackstone Medical, Inc. (“Blackstone”) received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes. The subpoena seeks documents for the period January 1, 2000 through July 31, 2006, which is prior to Blackstone’s acquisition by us. We believe that the subpoena concerns the compensation of physician consultants and related matters. On September 17, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the agreement and plan of merger between us, New Era Medical Corp. and Blackstone, dated as of August 4, 2006 (the “Blackstone Merger Agreement”), for any losses to us resulting from this matter. (Our indemnification rights under the Blackstone Merger Agreement are described further below). We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about January 7, 2008, we received a federal grand jury subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena seeks documents from us for the period January 1, 2000 through July 15, 2007. We believe that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters. On September 18, 2008, we submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. On or about April 29, 2009, counsel received a HIPAA subpoena issued by the U.S. Department of Justice. The subpoena seeks documents from us for the period January 1, 2000 through July 15, 2007. We believe that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters, as well as the January 7, 2008 federal grand jury subpoena. On or about August 26, 2010, counsel for Orthofix Inc. and Blackstone executed a tolling agreement with the U.S. Attorney’s Office for the District of Massachusetts (the “Tolling Agreement”) that extends an agreement tolling the statute of limitations applicable to any criminal, civil, or administrative proceedings that the government might later initiate to include the period from December 1, 2008 through and including October 31, 2010. On or about February 1, 2011, the parties further extended the tolling of the statute of limitations through and including May 31, 2011 with respect to any criminal proceedings that the government might later initiate.

On or about December 5, 2008, we obtained a copy of a qui tam complaint filed by Susan Hutcheson and Philip Brown against Blackstone and our Company in the U.S. District Court for the District of Massachusetts. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. On November 21, 2008, the U.S. Department of Justice filed a notice of non-intervention in the case. The complaint was served on Blackstone on or about March 24, 2009. Counsel for the plaintiffs filed an amended complaint on June 4, 2009. The amended complaint sets forth a cause of action against Blackstone under the False Claims Act for alleged inappropriate payments and other items of value conferred on physician consultants; Orthofix is not named as a defendant in the amended complaint. We believe that this lawsuit is related to the matters described above involving the Department of Health and Human Services, Office of the Inspector General, and the U.S. Attorney’s Office for the District of Massachusetts, and the U.S. Department of Justice. We intend to defend vigorously against this lawsuit. On September 18, 2008, after being informed of the existence of the lawsuit by representatives of the U.S. Department of Justice and prior to the unsealing of the complaint (which was unsealed by the court on or about November 24, 2008), we submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. On or about March 12, 2010, the United States District Court for the District of Massachusetts granted Blackstone’s motion to dismiss and, on March 15, 2010, entered judgment in favor of Blackstone. On or about April 9, 2010, the qui tam relators filed a notice of appeal of the district court decision to the United States Court of Appeals for the First Circuit.

On or about September 27, 2007, Blackstone received a federal grand jury subpoena issued by the U.S. Attorney’s Office for the District of Nevada (“USAO-Nevada subpoena”). The subpoena seeks documents for the period from January 1999 to the date of issuance of the subpoena. We believe that the subpoena concerns payments or gifts made by Blackstone to certain physicians. On February 29, 2008, Blackstone received a Civil Investigative Demand (“CID”) from the Massachusetts Attorney General’s Office, Public Protection and Advocacy Bureau, Healthcare Division. The CID seeks documents for the period from March 2004 through the date of issuance of the CID, and we believe that the CID concerns Blackstone’s financial relationships with certain physicians and related matters. The Ohio Attorney General’s Office, Health Care Fraud Section has issued a criminal subpoena, dated August 8, 2008, to Orthofix Inc. (the “Ohio AG subpoena”). The Ohio AG subpoena seeks documents for the period from January 1, 2000 through the date of issuance of the subpoena. We believe that the Ohio AG subpoena arises from a government investigation that concerns the compensation of physician consultants and related matters. On September 18, 2008, we submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from the USAO-Nevada subpoena, the Massachusetts CID and the Ohio AG subpoena.

By order entered on January 4, 2007, the U.S. District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer. The amended complaint in the Thomas action alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of value conferred on Dr. Chan and another provider. We believe that Blackstone has meritorious defenses to the claims alleged and we intend to defend vigorously against this lawsuit. On or about May 10, 2010 the Court granted the parties’ joint motion to stay all proceedings for six months, which stay has subsequently been extended indefinitely. On September 17, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. We were subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

Under the Blackstone Merger Agreement, the former shareholders of Blackstone have agreed to indemnify us for breaches of representations and warranties under the agreement as well as certain other specified matters. These post-closing indemnification obligations of the former Blackstone shareholders are limited to a cumulative aggregate amount of $66.6 million. At closing, an escrow fund was established pursuant to the terms of the Blackstone Merger Agreement to fund timely submitted indemnification claims. The initial amount of the escrow fund was $50.0 million. As of December 31, 2010, the escrow fund, which has subsequently accrued interest, contained $52 million. We are also entitled to seek direct personal recourse against certain principal shareholders of Blackstone after all monies on deposit in the escrow fund have been paid out or released or are the subject of pending or unresolved indemnification claims but only for a period of six years from the closing date of the merger and only up to an amount equal to $66.6 million less indemnification claims previously paid.

In addition to the foregoing claims, we have submitted claims for indemnification from the escrow fund for losses that have resulted or may result from certain civil actions filed against Blackstone as well as certain claims against Blackstone alleging rights to payments for Blackstone stock options not reflected in Blackstone’s corporate ledger at the time of its acquisition by us, or that the shares or stock options subject to those claims were improperly diluted by Blackstone. To date, the representative of the former shareholders of Blackstone has not objected to approximately $1.5 million in such claims from the escrow fund, with certain claims remaining pending.

Although we believe amounts submitted to the escrow fund, net of any reserve, represent valid claims and are realizable, the outcome of each of the escrow claims described above in the preceding paragraphs is difficult to predict. Consequently, any estimate of the amount that may ultimately be returned to us from the escrow fund is not certain and there can be no assurance that losses to us from these matters will not exceed the amount of the escrow fund. Expenses incurred by us relating to the above matters are recorded as an escrow receivable in our consolidated financial statements to the extent we believe, among other things, that collection of the claims is reasonably assured. Expenditures related to such matters for which we believe collection is doubtful are recognized in earnings when incurred. As of December 31, 2010 and December 31, 2009, the escrow receivable was approximately $14.9 million and $12.9 million, respectively, related to the Blackstone matters described above. These amounts include, among other things, attorneys’ fees and costs related to the government investigations manifested by the subpoenas described above, the stock option-related claims described above, and costs related to the qui tam actions described above. As described above, these reimbursement claims are generally being contested by the representative of the former shareholders of Blackstone. To mitigate the risk that some reimbursement claims will not be collected, we record a reserve against the escrow receivable during the period in which reimbursement claims are recognized.

Effective October 29, 2007, Blackstone entered into a settlement agreement of a patent infringement lawsuit brought by certain affiliates of Medtronic Sofamor Danek USA Inc. In that lawsuit, the Medtronic plaintiffs had alleged that they were the exclusive licensees of certain U.S. patents and that Blackstone’s making, selling, offering for sale, and using its Blackstone Anterior Cervical Plate, 3 Degree Anterior Cervical Plate, Hallmark Anterior Cervical Plate, Reliant Cervical Plate, Pillar PEEK and Construx Mini PEEK VBR System products within the U.S. willfully infringed the subject patents. Blackstone denied infringement and asserted that the patents were invalid. The settlement agreement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows. On July 20, 2007, we submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. We were subsequently notified by legal counsel of the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about April 10, 2009, the Company received a HIPAA subpoena (“HIPAA subpoena”) issued by the U.S. Attorney’s Office for the District of Massachusetts (the “Boston USAO”). The subpoena sought documents concerning, among other things, our promotion and marketing of its bone growth stimulator devices. The Boston USAO issued supplemental subpoenas seeking documents in this matter, dated September 21, 2009, December 16, 2009, October 13, 2010, October 14, 2010, October 18, 2010, December 3, 2010 and January 13, 2011, respectively. The subpoenas seek documents for the period January 1, 1995 through the date of the respective subpoenas. Document production in response to the subpoenas is ongoing. The Boston USAO also issued two supplemental subpoenas requiring testimony in this matter dated July 23, 2009 and June 3, 2010. That office excused performance with the July 23, 2009 subpoena indefinitely. The Boston USAO has provided us with grand jury subpoenas for the testimony of certain current and former employees in connection with its ongoing investigation. We intend to cooperate with the government’s requests. In meetings with us and our attorneys regarding this matter, the Boston USAO has informed us that it is investigating possible criminal and civil violations of federal law related to our promotion and marketing of our bone growth stimulator devices.

On or about April 14, 2009, we obtained a copy of a qui tam complaint filed by Jeffrey J. Bierman in the U.S. District Court for the District of Massachusetts against us, Orthofix Inc. and other companies that have allegedly manufactured bone growth stimulation devices, including Orthologic Corp., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. By order entered on March 24, 2009, the court unsealed the case. The Company and Orthofix Inc. were served on or about September 8, 2009. With leave of court, Relator’s Second Amended Complaint was filed on June 11, 2010. The complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices. The complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business. We believe that this lawsuit is related to the matter described above involving the HIPAA subpoena. On or about December 4, 2010, the U.S. District Court for the District of Massachusetts denied our motion to dismiss. We intend to defend vigorously against this lawsuit.

On or about July 2, 2009, we obtained a copy of a qui tam complaint filed by Marcus Laughlin that is pending in the U.S. District Court for the District of Massachusetts against us. This complaint has been consolidated with the complaint described in the immediately preceding paragraph, and was unsealed on June 30, 2009. We were served with the complaint on or about September 9, 2009. With leave of Court, Relator filed a Second Amended Complaint on June 23, 2010. The complaint alleges violations of the federal False Claims Act and various state and local false claims acts, fraudulent billing, illegal kickbacks, conspiracy, and wrongful termination based on allegations that the we promoted the sale rather than the rental of bone growth stimulation devices, systematically overcharged for these products, provided physicians kickbacks in the form of free units, referral fees, and fitting fees. The complaint also alleges that TRICARE has been reimbursing us for our Cervical Stim® product without approval to do so. On or about November 4, 2010, the U.S. District Court for the District of Massachusetts granted in part and denied in part our motion to dismiss. We intend to defend vigorously against this lawsuit.

Our subsidiary, Breg, Inc (“Breg”), was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008, when the product line was divested. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” We believe that meritorious defenses exist to these claims and Breg intends to vigorously defend these cases. On or about August 2, 2010, Breg received a HIPAA subpoena issued by the U.S. Department of Justice, which we believe relates to this matter. The subpoena seeks documents from us and our subsidiaries for the period January 1, 2000 through the date of the subpoena. Document production in response to the subpoena is ongoing.

Breg is currently engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Beginning in 2010, several domestic product liability cases have been filed, mostly in California state court, alleging that the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units. These cases are at an early stage and no conclusion can be drawn at the present time regarding their potential outcome. However, we believe that meritorious defenses exist to these claims.

On April 22, 2010, we obtained a copy of a complaint filed by NuVasive, Inc. (“NuVasive”) and Osiris Therapeutics, Inc. (“Osiris”) in the U.S. District Court for the District of New Jersey against Orthofix International N.V., Orthofix Inc., Orthofix Holdings, Inc., Orthofix Biologics, Orthofix Spinal Implants, and Musculoskeletal Transplant Foundation. The complaint alleged that our Trinity® Evolution™ allograft product infringed a U.S. patent owned by Osiris and licensed to NuVasive. The complaint requested the court to enjoin the sale of Trinity® Evolution™ and award damages to NuVasive and Osiris for the alleged infringement. On December 15, 2010, we entered into an agreement with NuVasive and Osiris settling all claims related to this matter. In connection with the settlement, we recorded a charge of $2.0 million ($1.3 million, net of income taxes) in 2010, and we will be required to make certain royalty payments to NuVasive in the future in connection with the sale of our Trinity® Evolution™ allograft product.

During the second quarter of 2010 internal management review of Promeca S.A. de C.V. (“Promeca”), one of our Mexican subsidiaries, we received allegations of improper payments, allegedly made by certain of Promeca’s local employees in Mexico, to employees of a Mexican governmental healthcare entity. We have engaged Hogan Lovells US LLP and Deloitte Financial Advisory Services LLP to conduct an internal investigation focusing on compliance with the FCPA and voluntarily contacted the SEC and the United States Department of Justice (“DOJ”) to advise both agencies that an internal investigation is underway. Promeca accounted for approximately one percent of our consolidated net sales and consolidated total assets. The internal investigation is ongoing and no conclusions can be drawn at this time as to its outcome; however, the FCPA and related statutes and regulations provide for potential criminal and civil sanctions in connection with FCPA violations, including criminal fines, civil penalties, and disgorgement of past profits. On or about November 16, 2010, we received a subpoena from the SEC and DOJ seeking documents related to this matter. We are cooperating with the SEC and DOJ in connection with the subpoena.

We cannot predict with certainty the outcome of any proceedings or claims made against us or our subsidiaries described in the preceding paragraphs and there can be no assurance that the ultimate resolution of any claim will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows.

In addition to the foregoing, in the normal course of our business, we are involved in various lawsuits from time to time and may be subject to certain other contingencies. To the extent losses related to these contingencies are both probable and estimable, we provide appropriate amounts in the accompanying financial statements.

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

Item X.	Executive Officers of the Registrant

The following table sets forth certain information about the persons who serve as our executive officers.

Name	Age	Position
Alan W. Milinazzo	51	Chief Executive Officer, President and Director
Robert S. Vaters	50	Executive Vice President, Chief Operating Officer and President, Global Spine Business Unit
Brian McCollum	35	Chief Financial Officer and Senior Vice President of Finance
Brad Lee	45	President, Global Sports Medicine Business Unit
Luigi Ferrari	43	President, Global Orthopedics Business Unit
Michael M. Finegan	47	Vice President, Corporate Development and President, Biologics
Jeffrey M. Schumm	49	Senior Vice President, General Counsel and Corporate Secretary

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

Robert S. Vaters. Mr. Vaters became Executive Vice President, Chief Operating Officer and President, Global Spine Business Unit of Orthofix International N.V. in January 2011, after previously serving as the Company’s Executive Vice President and Chief Financial Officer since September 2008. Mr. Vaters joined the Company in September 2008 after almost four years as a senior executive at Inamed Corporation, where he was Executive Vice President, Chief Financial Officer and Head of Strategy and Corporate Development. Inamed Corporation, a global medical device company was acquired by Allergan Inc. in March of 2006. Since 2006, Mr. Vaters has been General Partner of a healthcare private equity firm, which he co-founded, and serves on the Board of Reliable Biopharmaceutical Corporation, a private healthcare company.

Brian McCollum. In March 2011, Mr. McCollum was promoted to the position of Chief Financial Officer and Senior Vice President of Finance. Mr. McCollum, who has been employed by the Company since 2001, was promoted from his most recent position of Senior Vice President of Finance, which he had held since August 2010. From December 2008 until August 2010, he was Vice President International Finance and Group Treasurer; from July 2006 to December 2008, he was Vice President Finance, The Americas; and from May 2001 to July 2006 he held various other finance-related positions at the Company.

Brad Lee. Mr. Lee became President, Global Sports Medicine Business Unit in July 2010, after previously serving since July 2008 as President, BREG, Orthofix Sports Medicine. He joined Orthofix in 2005 as Director of Business Development, and in early 2008, became Vice President and General Manager of the BREG Sports Medicine Division. Prior to joining the Orthofix team, Mr. Lee was Vice President of Marketing for LMA North America.

Luigi Ferrari. Mr. Ferrari became President, Global Orthopedics Business Unit in July 2010, after previously serving since November 2009 as President for International, where he managed the Orthopedics International, MedSurg and European Spine businesses. Prior to November 2009, he was President of Orthopedics International and was responsible for the development, manufacturing and sales of fixation systems in International markets. From 2006 to 2008, he was Vice President of Europe and oversaw Orthofix activities in these key geographic markets. He serves also as General Manager of Orthofix Srl, Italy. Mr. Ferrari graduated with a degree in Management Engineering from Politecnico di Milano University in 1992 and is a graduate of the Harvard Business School—Advanced Management Program in October 2010.

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

Jeffrey M. Schumm. Mr. Schumm joined Orthofix International N.V. as Assistant General Counsel in January 2007, and was promoted to Senior Vice President, General Counsel and Corporate Secretary in October 2010. From 2004 to 2006, Mr. Schumm served as Vice President and General Counsel for Regeneration Technologies, Inc. Earlier in his career, he served as an Assistant Attorney General for the State of Florida, as an associate at Holland & Knight LLP and as a Staff Attorney at the Supreme Court of Florida. Mr. Schumm received his Bachelors of Science in Electrical Engineering and Masters in Business Administration from Lehigh University, and he is a magna cum laude graduate of the Florida State University College of Law.

Item 4.	(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq® Global Select Market under the symbol “OFIX.” The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq® for each of the two most recent fiscal years ended December 31, 2010. As of February 28, 2011 we had 578 holders of record of our common stock. The closing price of our common stock on February 28, 2011 was $31.60.

	High	Low
2009
First Quarter	$19.99	$13.43
Second Quarter	27.24	16.10
Third Quarter	30.47	22.03
Fourth Quarter	33.49	28.43

2010
First Quarter	$36.38	$28.75
Second Quarter	38.35	28.67
Third Quarter	33.37	26.63
Fourth Quarter	31.61	26.72

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

Recent Sales of Unregistered Securities

There were no securities sold by us during 2010 that were not registered under the Securities Act.

Exchange Controls

Although there are Curacao laws that may impose foreign exchange controls on us and that may affect the payment of dividends, interest or other payments to nonresident holders of our securities, including the shares of common stock, we have been granted an exemption from such foreign exchange control regulations by the Central Bank of Curacao and St. Maarten. Other jurisdictions in which we conduct operations may have various currency or exchange controls. In addition, we are subject to the risk of changes in political conditions or economic policies that could result in new or additional currency or exchange controls or other restrictions being imposed on our operations. As to our securities, Curacao law and our Articles of Association impose no limitations on the rights of persons who are not residents in or citizens of the Curacao to hold or vote such securities.

Taxation

Orthofix International N.V. was organized under the laws of the Netherlands Antilles and is headquartered in Curacao. On October 10, 2010, the Netherlands Antilles ceased to exist and Curacao became a separate and autonomous country. As of October 10, 2010 the laws as they existed under the Netherlands Antilles automatically became the laws of the country of Curacao. Our tax rulings and agreements as they existed under the Netherlands Antilles remain in effect. Under the laws of the country of Curacao as currently in effect, a holder of shares of common stock who is not a resident of, and during the taxable year has not engaged in trade or business through a permanent establishment in Curacao will not be subject to Curacao income tax on dividends paid with respect to the shares of common stock or on gains realized during that year on sale or disposal of such shares; Curacao does not impose a withholding tax on dividends paid by us. There are no gift or inheritance taxes levied by Curacao when, at the time of such gift or at the time of death, the relevant holder of common shares was not domiciled in Curacao. No reciprocal tax treaty presently exists between Curacao and the U.S.

Performance Graph

The following performance graph in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the five-year total return to shareholders for Orthofix common stock with comparable return of two indexes: the NASDAQ Stock Market and NASDAQ stocks for surgical, medical, and dental instruments and supplies.

The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2005. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements. The financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”).

	Year ended December 31,
	2010	2009	2008	2007	2006
	(US$ in thousands, except margin and per share data)
Consolidated operating results
Net sales	$564,370	$545,635	$519,675	$490,323	$365,359
Gross profit (5)	432,654	407,185	367,661	361,291	271,734
Gross profit margin (5)	77%	75%	71%	74%	74%
Total operating income (loss) (6)	88,990	63,875	(256,949)	38,057	9,946
Net income (loss) (1) (2) (3) (4) (5) (6)	44,208	24,472	(228,554)	10,968	(7,042)
Net income (loss) per share of common stock (basic)	2.51	1.43	(13.37)	0.66	(0.44)
Net income (loss) per share of common stock (diluted)	2.47	1.42	(13.37)	0.64	(0.44)

(1)	The Company has not paid any dividends in any of the years presented.
(2)	Net loss for 2006 includes $40.0 million after tax earnings charge related to in-process research and development costs related to the Blackstone acquisition.
(3)	Net income for 2007 includes $12.8 million after tax earnings charge related to impairment of certain intangible assets.
(4)	Net loss for 2008 includes $237.7 million after tax charge related to impairment of goodwill and certain intangible assets.
(5)	Gross profit includes effect of obsolescence provision representing 2% points for the year ended December 31, 2008.
(6)	Operating income includes the gain on sale of vascular operations of $12.0 million for the year ended December 31, 2010.

	As of December 31,
(at year-end)	2010	2009	2008	2007	2006
	(US$ in thousands, except share data)
Consolidated financial position
Total assets	$603,989	$590,473	$561,215	$885,664	$862,285
Total debt	220,007	254,673	282,769	306,635	315,467
Shareholders’ equity	300,891	240,269	202,061	433,940	392,635
Weighted average number of shares of common stock outstanding (basic)	17,601,956	17,119,474	17,095,416	16,638,873	16,165,540
Weighted average number of shares of common stock outstanding (diluted)	17,913,545	17,202,943	17,095,416	17,047,587	16,165,540

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a diversified orthopedic products company offering a broad line of surgical and non-surgical products for the Spine, Orthopedics, Sports Medicine and Other Products market sectors. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are invasive and minimally invasive spinal implant products and related human cellular and tissue based products (“HCT/P products”), non-invasive bone growth stimulation products used to enhance the success rate of spinal fusions and to treat non-union fractures, external and internal fixation devices used in fracture treatment, limb lengthening and bone reconstruction; and bracing products used for ligament injury prevention, pain management and protection of surgical repair to promote faster healing. Our products also include cold therapy, bone cement and devices for removal of bone cement used to fix artificial implants.

Our 2010 results and financial condition include the following items of significance:

•

An increase in revenue driven by the introduction of a number of key new products that were launched in 2009, including the Trinity® Evolution™ allograft, the Firebird™ pedicle screw system, the PILLAR™ SA interbody device, and the Ascent® LE posterior cervical spine system.

•

An increase in gross profit margin driven by a full year of sales of our key new products indicated above, primarily Trinity® Evolution™. While we record 70% of the sales price of Trinity® Evolution™ allograft versus recording 100% of the sales price of the previous Trinity® product, we recognize a 100% gross profit margin from the marketing fees earned from the sales of this allograft, compared to approximately a 50% gross profit margin on our previous Trinity® product. This is due to the fact that we are not required to purchase inventory of Trinity® Evolution™ whereas, previously, we were required to purchase inventory of the previous Trinity® product and record the associated cost of sales. The previous Trinity® product was sold through the end of the second quarter of 2009.

•

A decrease in operating expenses, as a percentage of net sales, as we continue to leverage our operating infrastructure against the increase in net sales noted above. In 2008, we initiated a reorganization and consolidation plan to reduce operating expenses by eliminating redundancies and increasing operating efficiency. This plan included the consolidation of our Springfield, MA and Wayne, NJ locations into our operations in the Dallas, TX area. For a further discussion of this reorganization and consolidation plan, please refer to the explanation provided in our Liquidity and Capital Resources section of the Management Discussion and Analysis.

We have administrative and training facilities in the U.S. and Italy and manufacturing facilities in the U.S., the United Kingdom, Italy and Mexico. We directly distribute our products in the U.S., the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Brazil, and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

Our consolidated financial statements include the financial results of our Company and our wholly-owned and majority-owned subsidiaries and entities over which we have control. All intercompany accounts and transactions are eliminated in consolidation.

Our reporting currency is the U.S. Dollar. All balance sheet accounts, except shareholders’ equity, are translated at year-end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from foreign currency transactions are included in other income and expense. Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of shareholders’ equity.

Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends. However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer. Certain of the Breg® bracing products experience greater demand in the fall and winter corresponding with high school and college football schedules and winter sports. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar denominated income and expenditures. During the year, we have used derivative instruments to hedge foreign currency fluctuation exposures. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”

We manage our operations as four business segments: Domestic, Spinal Implants and Biologics, Breg, and International. Domestic consists of operations of our subsidiary Orthofix Inc. within the United States. Spinal Implants and Biologics consist of our Blackstone subsidiary and its domestic and international operations. Breg consists of Breg Inc.’s operations and domestic and international distributors. International consists of operations which are located in the rest of the world as well as independent export distribution operations. Group Activities are comprised of the operating expenses and identifiable assets of Orthofix International N.V. and its U.S. holding company subsidiary, Orthofix Holdings, Inc. Beginning January 1, 2011, we began managing our business by our three global business units of Spine, Orthopedics and Sports Medicine.

Critical Accounting Policies and Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes to the consolidated financial statements prepared in conformity with US GAAP. The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to contractual allowances, doubtful accounts, inventories, potential intangible assets and goodwill impairment, income taxes, and share-based compensation. We base our estimates on historical experience and various other assumptions. Actual results may differ from these estimates. We have reviewed our critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition

Revenue is generally recognized as income in the period in which title passes and the products are delivered. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs are included in cost of sales. Royalty revenues are recognized when the royalty is earned.

For bone growth stimulation and certain bracing products that are prescribed by a physician, we recognize revenue when the product is placed on or implanted in and accepted by the patient. For domestic spinal implant and HCT/P products, revenues are recognized when the product has been utilized and a confirming purchase order has been received from the hospital. For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify that title passes on delivery. Revenues for inventory delivered on consignment are recognized as the product is used by the consignee.

In 2008, we entered into an agreement with the Musculoskeletal Transplant Foundation (“MTF”) to develop and commercialize Trinity® Evolution™, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, our Company and MTF operate under the terms of a separate commercialization agreement. Under the terms of this 10-year agreement, MTF sources the tissue, processes it to create the bone growth matrix, packages and delivers it to the customer in accordance with orders received from us. We have exclusive global marketing rights for Trinity® Evolution™ and receive a marketing fee from MTF based on total sales. This marketing fee is recorded on a net basis within net sales.

We derive a significant amount of revenues in the U.S. from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

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

Inventory Allowances

We write down our inventory for inventory excess and obsolescence by an amount equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory is analyzed to assess the adequacy of inventory excess and obsolescence provisions. Reserves for excess and obsolescence provisions are recorded as adjustments to cost of goods sold. If conditions or assumptions used in determining the market value change, additional inventory adjustments in the future may be necessary.

Goodwill and Other Intangible Assets

In accordance with ASC Topic 360—“Property, Plant and Equipment”, intangible assets with definite lives, such as our developed technologies and distribution network assets, are tested for impairment if any adverse conditions exist or change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified.

We generally calculate fair value of our intangible assets as the present value of estimated future cash flows that we expect to generate from the asset using a risk-adjusted discount rate. In determining the estimated future cash flows associated with intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment.

We test goodwill and certain indefinite lived trademarks at least annually for impairment. We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Consistent with prior years, we have identified four reporting units, which are consistent with our reporting segments; Domestic, Spinal Implants and Biologics, Breg and International (see Note 12 for additional information).

In performing the annual impairment test, which is performed during the fourth quarter or more frequently when impairment indicators exist, we utilize the two-step approach prescribed. The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit (see additional discussions below). If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. During 2008, we recorded a goodwill impairment of $126.9 million. No impairments were recorded during 2010 and 2009.

Carrying Value

In order to calculate the respective carrying values, we record goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit.

Fair Value

The fair value of each reporting unit is estimated, entirely or predominantly, using an income based approach. This income approach utilizes a discounted cash flow (“DCF”), which estimates after-tax cash flows on a debt free basis, discounted to present value using a risk-adjusted discount rate.

We believe the DCF generally provides the most meaningful fair value as it appropriately measures our income producing assets. We may consider using a cost approach but generally believe it is not appropriate, given the inability to replicate the value of the specific technology-based assets within our reporting units. In circumstances when the DCF indicator of fair value is not sufficiently conclusive to support the carrying value of a reporting unit, or when other measures provide a more appropriate indicator, we may consider a market approach in our determination of the reporting unit’s fair value.

In performing a DCF calculation, we are required to make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. In connection with these estimates, we consider the following:

•

The determination of expected cash flows is based on our strategic plans and long-range planning forecasts which, to the extent reasonably possible, reflect anticipated changes in the economy and the industry. Revenue growth rates represent estimates based on current and forecasted market conditions. The profit margin assumptions are projected by each reporting unit based on historical margins, the current cost structure and anticipated net cost reductions.

•

The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the DCF. This rate reflects our estimates for stable, perpetual growth for each reporting unit.

•

The discount rates are based on the reporting unit’s risk-adjusted weighted average cost of capital, using assumptions consistent with publicly traded guideline companies operating within the medical device industry as well as our specific risk factors for each reporting unit.

Management utilizes its operational and industry experience to address these assumptions with best estimates. To corroborate our calculations, we reconciled our total market capitalization value to the collective fair value of the four reporting units. We believe this analysis, for the current year, provided an implied control premium consistent with the current industry average.

Domestic, Spinal Implants and Biologics, and International Reporting Units

Consistent with the prior year calculation, the fair value of for these three reporting units has been established entirely using a DCF method. These DCF results concluded the fair value for each reporting unit significantly exceeded the respective carrying values at December 31, 2010. The methodology used to calculate assumptions in the December 31, 2010 DCF were consistent with that in the prior year. This approach appropriately considered adjustments for changes in the economic climate.

Breg Reporting Unit

The estimated fair value for our Breg reporting unit, which accounts for $99.3 million of goodwill, exceeded the relating carrying value by approximately 6%. The fair value was estimated entirely using a DCF model. This compares to the prior year, in which our fair value estimate also considered indications using a market approach. Given the lack of similar circumstances and events, that provided market based indications of fair value in the prior year, we determined a DCF model most appropriately reflected Breg’s fair value in the current year.

The projected cash flows assume revenue growth, which is consistent with historical activity and reflective of recent investments in the reporting unit. The DCF model further reflects, what we believe, to be appropriate discount and terminal growth rate assumptions. While management does not believe the following assumption changes are reasonably likely to apply, for sensitivity purposes we have considered the impact to Breg’s fair value by increasing the discount rate and reducing the perpetual growth rate by 50 basis points each and reducing revenue growth by 25%. These sensitivity analyses noted that any individual change to one or another of these assumptions would not have the effect of reducing Breg’s estimated fair value below its respective carrying value; however, any combination of these changes would reduce Breg’s estimated fair value below its carrying value. As a result, if actual operating results and/or the underlying assumptions used in the analyses differ from expected, a future impairment charge may be necessary.

In the event that the future operating results of any of our reporting units do not meet our current expectations, we will consider taking other actions as necessary to maximize profitability based upon conditions at the time. Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of potential impairment. A thorough analysis of all the facts and circumstances existing at the time of such an evaluation would need to be performed to determine if recording an impairment loss was appropriate.

Derivatives

We manage our exposure to fluctuations in interest rates and foreign exchange within the consolidated financial statements according to our hedging policy. Under the policy, we may engage in non-leveraged transactions involving various financial derivative instruments to manage exposed positions. The policy requires us to formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. For instruments designated as a cash flow hedge, we formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivative that is used in the hedging transaction has been effective in offsetting changes in the cash flows of the hedged item and whether such derivative may be expected to remain effective in future periods. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, we will discontinue the related hedge accounting prospectively. Such a determination would be made when (1) the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

We record all derivatives as either assets or liabilities on the balance sheet at their respective fair values. For a cash flow hedge, the effective portion of the derivative’s change in fair value (i.e., gains or losses) is initially reported as a component of other comprehensive income, net of related taxes, and subsequently reclassified into net earnings when the hedged exposure is no longer effective.

We utilize a cross currency swap to manage our foreign currency exposure related to a portion of our intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro. The cross currency swap has been accounted for as a cash flow hedge in accordance with ASC Topic 815 – “Derivatives and Hedging” (“ASC Topic 815”).

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

As part of the total Blackstone purchase price, approximately $50.0 million was placed into an escrow account, against which we can make claims for reimbursement for certain defined items relating to the acquisition for which we are indemnified. We have certain contingencies arising from the acquisition that we expect will be reimbursable from the escrow account should we have to make a payment to a third party, including legal fees incurred related to the matter. We believe that the amount that we will be required to pay relating to the contingencies will not exceed the amount of the escrow account; however, there can be no assurance that the contingencies will not exceed the amount of the escrow account.

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

We adopted the provisions of ASC Topic 740—“Income Taxes”, on January 1, 2007. As such, we determine whether it is more likely than not that our tax positions will be sustained based on the technical merits of each position. At December 31, 2010, we have $0.6 million of unrecognized tax benefits compared with $0.4 million of unrecognized tax benefits at December 31, 2009. We have accrued interest and penalties of $0.4 million at both December 31, 2010 and 2009.

Share-based Compensation

We recognize share-based compensation in accordance with ASC Topic 718—“Compensation—Stock Compensation” The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period net of estimated forfeitures.

The expected term of options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the expected volatility of our common stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. Management estimates expected volatility based on the historical volatility of our stock. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

Selected Financial Data

The following table presents certain items in our statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2010 (%)	2009 (%)	2008 (%)
Net sales	100	100	100
Cost of sales	23	25	29
Gross profit	77	75	71
Operating expenses
Sales and marketing	41	40	40
General and administrative	16	16	16
Research and development	5	6	6
Amortization of intangible assets	1	1	3
Impairment of certain intangible assets	—	—	56
Gain on sale of non-core operations	(2)	—	—
Total operating income (loss)	16	12	(49)
Net income (loss)	8	4	(44)

Segment and Market Sector Revenue

The following tables display net sales by business segment and net sales by market sector. We maintain our books and records and account for net sales, costs of sales and expenses by business segment. We provide net sales by market sector for information purposes only.

Business Segments:

	Year ended December 31, (US$ in thousands)
	2010		2009		2008
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Domestic	$228,221	41%	$210,703	38%	$188,807	36%
Spinal Implants and Biologics	130,523	23%	118,680	22%	108,966	21%
Breg	91,664	16%	92,188	17%	89,478	17%
International	113,962	20%	124,064	23%	132,424	26%

Total	$564,370	100%	$545,635	100%	$519,675	100%

Our revenues are derived from sales of products in the market sectors of Spine, Orthopedics, Sports Medicine and Other Products.

Market Sectors:

	Year ended December 31, (US$ in thousands)
	2010		2009		2008
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine	$306,422	54%	$279,425	51%	$252,239	49%
Orthopedics	144,448	26%	131,310	24%	129,106	25%
Sports Medicine	95,462	17%	96,366	18%	94,528	18%
Other Products	18,038	3%	38,534	7%	43,802	8%

Total	$564,370	100%	$545,635	100%	$519,675	100%

2010 Compared to 2009

Net sales increased 3% to $564.4 million in 2010 compared to $545.6 million in 2009. The comparative year net sales performance was impacted by our sale of our vascular operations in March 2010 and by our termination of a distribution agreement to sell anesthesia products in the United Kingdom. See below for further information about these departures. The impact of foreign currency increased sales by $0.3 million in 2010 when compared to 2009.

Sales by Business Segment:

Domestic

Net sales in Domestic increased to $228.2 million in 2010 compared to $210.7 million in 2009, an increase of 8%. Domestic’s net sales represented 41% and 38% of our total net sales in 2010 and 2009, respectively. The increase in Domestic’s net sales was partially the result of a 9% increase in sales in our Spine market sector, which was mainly driven by increased sales of our Spinal-Stim® and Cervical-Stim® products. The increase in Domestic’s net sales was also attributable to a 7% increase in our Orthopedics market sector which included sales increases in both of our external fixation and deformity correction product lines, as well as an increase in our HCT/P products, primarily Trinity® Evolution™.

Domestic Sales by Market Sector:

(US$ in thousands)	2010	2009	Growth
Spine	$172,547	$158,908	9%
Orthopedics	55,674	51,795	7%

Total	$228,221	$210,703	8%

Spinal Implants and Biologics

Net sales in Spinal Implants and Biologics increased $11.8 million to $130.5 million in 2010 compared to $118.7 million in 2009, an increase of 10%. Spinal Implants and Biologics’ net sales represented 23% and 22% of our total net sales in 2010 and 2009, respectively. The increase in sales was primarily related to a 17% increase in our thoracolumbar products due primarily from an increase in the sales of our Firebird™ pedicle screw system, which had a full market release during the second quarter of 2009. Sales of our interbody and biologics products in 2010 increased by 10% and 4%, respectively, when compared to 2009, which was primarily due to our introduction of the Pillar™ SA interbody device during the third quarter of 2009 and continued strong sales of Trinity® Evolution™. Full market release of our Trinity® Evolution™ stem cell-based allograft occurred on July 1, 2009. These sales increases were partially offset by a 1% sales decrease in our motion preservation products when compared to the same period in the prior year. All of Spinal Implants and Biologics’ sales are recorded in our Spine market sector.

Breg

Net sales in Breg decreased $0.5 million to $91.7 million in 2010 compared to $92.2 million in 2009, a decrease of 1%. Breg’s net sales represented 16% and 17% of our total net sales during both years ended December 31, 2010 and 2009, respectively. The decrease in Breg’s net sales was primarily due to a 2% decrease in sales of our Breg bracing products when compared to the prior year. All of Breg’s sales are recorded in our Sports Medicine market sector.

International

Net sales in International decreased 8% to $113.9 million in 2010 compared to $124.1 million in 2009. International’s net sales represented 20% and 23% of our total net sales in 2010 and 2009, respectively. During the first quarter of 2010, we disposed of our vascular operations. (See Gain on Sale of Non-Core Operations further below). In June 2010 and October 2009, we transitioned out of our agreements to distribute the Laryngeal Mask product in the United Kingdom and Italy, respectively. The impact of foreign currency increased International net sales by $0.4 million, when compared to 2009, principally due to the strengthening of certain currencies outside of Europe, partially offset by the weakening of the Euro against the U.S. dollar. On a constant currency basis, sales for our Orthopedics sector increased 11% in 2010 when compared to 2009. Within the Orthopedics sector, constant currency sales of our deformity correction and internal and external fixation products increased when compared to 2009. Offsetting these sales increases were reductions of sales in our Other Products sector, which include the vascular products and the Laryngeal Mask product. Sales in our Other Products sector decreased to $18.0 million in 2010 compared to $38.5 million in 2009.

International Sales by Market Sector:

(US$ in thousands)	2010	2009	Growth (Decline)	Constant Currency Growth (Decline)
Spine	$3,352	$1,837	82%	82%
Orthopedics	88,774	79,515	12%	11%
Sports Medicine	3,798	4,178	(9)%	(7)%
Other Products	18,038	38,534	(53)%	(54)%

Total	$113,962	$124,064	(8)%	(8)%

Sales by Market Sector:

Sales of our Spine products increased 10% to $306.4 million in 2010 compared to $279.4 million for 2009. Sales of our Spinal-Stim® and Cervical-Stim® products increased 9% and 8%, respectively, in 2010 compared to 2009. In addition, sales of our Spinal Implants and Biologics products increased 10% over the same period in the prior year primarily due to increased sales in our thoracolumbar and interbody products. Spine product sales were 54% and 51% of our total net sales in the years ended December 31, 2010 and 2009, respectively.

Sales of our Orthopedics products increased $13.1 million, or 10%, to $144.4 million in 2010 compared to $131.3 million in 2009. On a constant currency basis, sales increased 10% in 2010 compared to 2009 due to increased sales of our external fixation and deformity correction and HCT/P products. Orthopedic product sales were 26% and 24% of our total net sales for the year ended December 31, 2010 and 2009, respectively.

Sales of our Sports Medicine products decreased 1% to $95.5 million in 2010 compared to $96.4 million in 2009. The decrease in the sales of our Sports Medicine products was primarily due to a 2% reduction in sales of our Breg bracing products when compared to the same period in the prior year. Sports Medicine product sales were 17% and 18% of our total net sales in 2010 and 2009, respectively.

Sales of our Other Products, which include our non-core distributed product lines and our former vascular and Laryngeal Mask product lines, decreased 53% to $18.0 million for the year ended December 31, 2010 from $38.5 million for the year ended December 31, 2009. On a constant currency basis, sales of our Other Products decreased 53% in 2010 when compared to 2009. During the first quarter of 2010, we disposed of our vascular operations. (See Gain on Sale of Non-Core Operations further below). In June 2010 and October 2009, we transitioned out of our agreements to distribute the Laryngeal Mask product in the United Kingdom and Italy, respectively. Other Product sales were 3% and 7% of our total net sales in 2010 and 2009, respectively.

Gross Profit—Our gross profit increased 6% to $432.7 million for the year ended December 31, 2010, compared to $407.2 million for the year ended December 31, 2009. Gross profit as a percent of net sales in 2010 was 76.7% compared to 74.6% in 2009. The increase in the gross profit is primarily due to the increased sales of our higher margin stimulation products and Spinal Implants and Biologics products. While we record 70% of the sales price of Trinity® Evolution™ allograft versus recording 100% of the sales price of the previous Trinity® product, we recognize a 100% gross profit margin from the marketing fees earned from the sales of this allograft, compared to an approximately 50% gross profit margin on our previous Trinity® product. This is due to the fact that we are not required to purchase inventory of Trinity® Evolution™ whereas, previously, we were required to purchase inventory of the previous Trinity® product and record the associated cost of sales.

Sales and Marketing Expense—Sales and marketing expense, which includes commissions, certain royalties and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense increased $15.0 million, or 7%, to $230.9 million in 2010 compared to $215.9 million in 2009. As a percent of sales, sales and marketing expense was 40.9% and 39.6% for 2010 and 2009, respectively. In 2010 sales and marketing expense included $1.6 million related to employee termination benefits associated with our internal reorganization which will streamline operations and lower future operating costs. Sales and marketing expense in 2010 also included $2.0 million related to a patent dispute settlement charge concerning the Trinity® Evolution™ allograft product.

General and Administrative Expense—General and administrative expense decreased $0.3 million, or 1%, in 2010 to $88.6 million compared to $88.9 million in 2009. In 2010 general and administrative expense included $2.0 million related to employee termination benefits associated with our internal reorganization which will streamline operations and is expected to lower future operating costs. In 2010 the Company recorded $9.2 million of legal expenses associated with the DOJ investigation of the bone growth stimulation industry and the Company’s internal investigation into compliance with the Foreign Corrupt Practices Act at its distribution subsidiary in Mexico. In 2010, we experienced a lower than normal share-based compensation expense related to stock options and awards, as we did not grant any in 2010. In 2009, we recorded a $3.6 million restructuring charge to consolidate substantially all of Spinal Implants and Biologics’ operations previously conducted in Wayne, NJ and Springfield, MA into the same facility housing our spine stimulation and U.S. orthopedics business in the Dallas, TX area. In addition, during the first quarter of 2009, we incurred $0.7 million of costs incurred in connection with a proxy contest. We also recorded an $0.8 million accrual during 2009 for potential royalties payable in connection with litigation. Legal expenses, that are unrelated to the matters above, totaled $8.3 million in 2010 compared to $12.1 million in 2009. General and administrative expense as a percent of sales was 15.7% in 2010 compared to 16.3% in 2009.

Research and Development Expense—Research and development expense decreased $1.1 million in 2010 to $30.4 million compared to $31.5 million in 2009. During 2010, we incurred $4.6 million in expenses related to research and development projects associated with our orthopedics business. During 2009, we incurred $3.9 million and $1.8 million in expenses primarily related to collaborative arrangements with the Musculoskeletal

Transplant Foundation (“MTF”) and Intelligent Implant Systems, LLC (“IIS”), respectively. As a percent of sales, research and development expense was 5.4% in 2010 compared to 5.8% for the same period last year.

Amortization of Intangible Assets—Amortization of intangible assets decreased $1.2 million for the year ended December 31, 2010 to $5.8 million compared to $7.0 million for the year ended December 31, 2009.

Gain on Sale of Non-Core Operations—Included in the gain on sale of non-core operations is the net gain on sale of vascular operations, which was $12.0 million for 2010 and represented the gain on the sale of our vascular operations related to the A-V IMPULSE SYSTEM® and related accessories on March 8, 2010. No such gain was recorded in 2009.

Interest Expense—Interest expense was $17.2 million in 2010 compared to $24.8 million in 2009. The decrease was primarily the result of a lower year-over-year outstanding debt balance, a lower interest rate resulting from the payoff of the interest rate swap in June 2010 and the refinancing of our outstanding long-term debt facility in August 2010.

Loss on Refinancing of Senior Secured Term Loan—For the year ended December 31, 2010, we incurred $0.6 million of expense related to the write-off of the remaining capitalized debt placement costs associated with the former credit facility agreement.

Gain (Loss) on Interest Rate Swap—In June 2008, we entered into a three-year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011. During the fourth quarter of 2008, as a result of declining interest rates and a LIBOR floor in our former credit facility, the Swap was no longer deemed highly effective. Special hedge accounting was no longer applied and fair value adjustments were reported in current earnings. On June 29, 2010, we settled the Swap with the financial institution holder of the derivative instrument. For the years ended December 31, 2010 and 2009, the Company recorded a gain of $1.3 million and $1.9 million, respectively, related to the change in the fair value of the Swap.

Other Expense, net—Other expense, net was $0.4 million in 2010 compared to $1.1 million in 2009. The decrease can be mainly attributed to the effect of foreign exchange. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense)—Our worldwide effective tax rate was 38.9% at December 31, 2010 and 2009. The 2010 effective tax rate was impacted primarily by the sale of vascular assets, losses in certain foreign jurisdictions, for which we receive no tax benefit and the mix of earnings among tax jurisdictions. The effective tax rate for 2009 was impacted by a mix of earnings among tax jurisdictions, state taxes and other items. We also incur losses in a number of foreign jurisdictions for which we do not currently recognize a tax benefit. We do not believe that it is more likely than not that we will generate sufficient future income in these jurisdictions to allow for the utilization of these losses before their expiration.

Net Income (Loss)—Net income in 2010 was $44.2 million, or $2.51 per basic share and $2.47 per diluted share, compared to net income of $24.5 million, or $1.43 per basic and $1.42 per diluted share for 2009. The weighted average number of basic common shares outstanding was 17,601,956 and 17,119,474 during the years ended December 31, 2010 and 2009, respectively. The weighted average number of diluted common shares outstanding was 17,913,545 and 17,202,943 during the years ended December 31, 2010 and 2009, respectively.

2009 Compared to 2008

Net sales increased 5% to $545.6 million in 2009 compared to $519.7 million in 2008. The impact of foreign currency decreased sales by $11.1 million in 2009 when compared to 2008.

Sales by Business Segment:

Domestic

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

Spinal Implants and Biologics

Net sales in Spinal Implants and Biologics increased $9.7 million to $118.7 million in 2009 compared to $109.0 million in 2008, an increase of 9%. Spinal Implants and Biologics’ net sales represented 22% and 21% of our total net sales in 2009 and 2008, respectively. The increase in sales was primarily related to a 16% increase in our thoracolumbar product sales due to the introduction of the new Firebird™ pedicle screw system during the second quarter of 2009. Sales of our interbody and cervical products in 2009 increased by 4% and 10%, respectively, when compared to 2008. These sales increases were partially offset by a 4% sales decrease in our biologics products when compared to the same period last year as a result of our replacement of the Trinity® product line with Trinity® Evolution™. Although biologics sales decreased, the quantity of product sold increased in 2009 compared to 2008 because, under the terms of the agreement, we recognized marketing fees of 70% of the end-user sales price of Trinity® Evolution™ compared to 100% of the end-user sales price of Trinity®. All of Spinal Implants and Biologics’ sales are recorded in our Spine market sector.

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

International

Net sales in International decreased 6% to $124.1 million in 2009 compared to $132.4 million in 2008. International’s net sales represented 23% and 26% of our total net sales in 2009 and 2008, respectively. The impact of foreign currency decreased International net sales by $10.9 million when compared to 2008. On a constant currency basis, Spine and Orthopedics sales in our International segment increased 22% and 5%, respectively, in 2009 when compared to 2008. Within the Orthopedics sector, external fixation, stimulation, and deformity correction sales increased 7%, 20% and 23%, respectively, on a constant currency basis, in 2009 when compared to 2008. Sales in Other distributed products, which consist of the A-V® Impulse System and the Laryngeal Mask, decreased 4% on a constant currency basis when compared to 2008.

International Sales by Market Sector:

(US$ in thousands)	2009	2008	Growth (Decline)	Constant Currency Growth (Decline)
Spine	$1,837	$1,520	21%	22%
Orthopedics	79,515	82,052	(3)%	5%
Sports Medicine	4,178	5,050	(17)%	(8)%
Other Products	38,534	43,802	(12)%	(4)%

Total	$124,064	$132,424	(6)%	2%

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

Sales of our Orthopedics products increased $2.2 million to $131.3 million in 2009 compared to $129.1 million in 2008. On a constant currency basis, sales increased 7% in 2009 compared to 2008 due to increased sales of our Physio-Stim®, external fixation, and deformity correction products. Orthopedic product sales were 24% and 25% of our total net sales for the year ended December 31, 2009 and 2008, respectively.

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

Sales of our Other Products, which include the sales of our A-V Impulse System®, and our Laryngeal Mask as well as our Woman’s Care line, decreased 12% to $38.5 million for the year ended December 31, 2009 from $43.8 million for the year ended December 31, 2008. On a constant currency basis, sales of our Other Products decreased 4% in 2009 when compared to 2008. During 2009, we distributed the Laryngeal Mask product in the United Kingdom and Italy. In October 2009, we transitioned out of our agreement to distribute the Laryngeal Mask product in Italy. Other Product sales were 7% and 8% of our total net sales in 2009 and 2008, respectively.

Gross Profit—Our gross profit increased 11% to $407.2 million for the year ended December 31, 2009, compared to $367.7 million for the year ended December 31, 2008. Gross profit as a percent of net sales in 2009 was 74.6% compared to 70.7% in 2008. In the year ended December 31, 2008, due to reduced projections in revenue, distributor terminations, new products, and the replacement of one of our products with a successor product, the Company changed its estimates regarding the inventory allowance at Spinal Implants and Biologics, primarily based on estimated net realizable value using assumptions about future demand and market conditions. The change in estimate resulted in an increase in the reserve for obsolescence of approximately $10.9 million. In addition, the Company recorded approximately $0.6 million of expense related to Spinal Implants and Biologics instrumentation equipment, also as a result of the replacement of one of our products with a successor product. Gross profit, excluding the additional reserve recorded at Spinal Implants and Biologics was 73.0% for the year ended December 31, 2008. Excluding the negative impacts in the prior year, the increase in the gross profit is primarily due to the increased sales of higher margin stimulation products and Spinal Implants and Biologics products. The gross margin in the year ended December 31, 2009 was unfavorably impacted by a $1.8 million increase in our inventory reserve, which related primarily to the remaining supply of Trinity® allograft on hand at the expiration of the Company’s distribution agreement on June 30, 2009.

Sales and Marketing Expense—Sales and marketing expense, which includes commissions, certain royalties and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense increased $9.0 million, or 4%, to $215.9 million in 2009 compared to $206.9 million in 2008. As a percent of sales, sales and marketing expense was 39.6% and 39.8% for 2009 and 2008, respectively. During the year ended December 31, 2008, the Company recorded an increase in sales tax expenses of $1.6 million resulting from an audit that covered a period of 43 months.

General and Administrative Expense—General and administrative expense increased $7.1 million, or 9%, in 2009 to $88.9 million compared to $81.8 million in 2008. The increase is primarily due to a $3.6 million restructuring charge to consolidate substantially all of Blackstone’s operations previously conducted in Wayne, NJ and Springfield, MA into the same facility housing its spine stimulation and U.S. orthopedics business in the Dallas, TX area. In addition, the Company also incurred legal and other professional services associated with a proxy contest with one of the Company’s shareholders. The contest was settled in a special shareholder meeting on April 2, 2009. As a result, the Company does not anticipate incurring any expenses associated with this matter going forward. The Company also recorded a $0.8 million accrual during 2009 for potential royalties payable in connection with litigation. In addition, general and administrative expenses were also higher compared with the prior year due to infrastructure increases in some faster growing international markets. General and administrative expense as a percent of sales was 16.3% in 2009 compared to 15.7% in 2008.

Research and Development Expense—Research and development expense increased $0.6 million in 2009 to $31.5 million compared to $30.8 million in 2008. During 2009, we incurred research and development expenses on two collaborative arrangements with MTF and IIS. We incurred approximately $3.9 million and $1.8 million in expenses as a result of our collaboration with MTF and IIS, respectively, in 2009. As a percent of sales, research and development expense was 5.8% in 2009 compared to 5.9%.

Amortization of Intangible Assets—Amortization of intangible assets decreased $10.1 million for the year ended December 31, 2009 to $7.0 million compared to $17.1 million for the year ended December 31, 2008. This decrease is primarily attributed to the impairment of $105.7 million of definite-lived intangible assets at Blackstone during 2008.

Impairment of Goodwill and Certain Intangible Assets—During the year ended December 31, 2008, we incurred $289.5 million of expense related to the impairment of goodwill and certain intangible assets. As part of our debt refinancing completed in September 2008, five year projections were prepared for Blackstone. These projections provided an indication of impairment. Accordingly, an interim impairment test was performed in accordance with ASC Topic 350—“Intangibles—Goodwill and Other”. Based on this interim test, we determined that the Blackstone trademark, an indefinite-lived intangible asset, was impaired by $57.0 million. In addition, we determined that the carrying amount of goodwill related to Blackstone exceeded its implied fair value, and recognized a goodwill impairment loss of $126.9 million.

We determined that a triggering event had occurred during the year ended December 31, 2008 with respect to the definite-lived intangible assets at Blackstone. We compared the expected cash flows to be generated by the definite lived intangible on an undiscounted basis to the carrying value of the intangible asset. We determined the carrying value exceeded the undiscounted cash flow and impaired the distribution network and technologies at Blackstone to the fair value which resulted in an impairment charge of $105.7 million.

Gain on Sale of Non-Core Operations—Included in the gain on sale of non-core operations is the sale of Pain Care® operations which was $1.6 million for the year ended December 31, 2008 and represented the gain on the sale of operations related to our Pain Care® line of ambulatory infusion pumps during March 2008. No such gain was recorded in the same period of 2009.

Interest Expense—Interest expense was $24.8 million in 2009 compared to $20.2 million in 2008. Included in interest expense for the year ended December 31, 2009 and 2008 was $23.5 million and $18.2 million related to the senior secured term loan used to finance the Blackstone acquisition. Although our overall senior secured term loan balance decreased in 2009 when compared 2008, our effective interest rate in 2009 increased which is generating the additional interest expense.

Loss on Refinancing of Senior Secured Term Loan—In the year ended December 31, 2008, we incurred $5.7 million of expense related to the refinancing of the senior secured term loan used to finance the Blackstone acquisition. This included a $3.7 million non-cash write-off of previously capitalized debt placement costs and $2.0 million of fees associated with the amendment. We anticipated that we would not remain in compliance with certain financial covenants included in the senior secured credit facility and, consequently, negotiated an amendment of our financial covenants, among other things, with our lenders effective September 29, 2008.

Gain (Loss) on Interest Rate Swap—In June 2008, the Company entered into a three-year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011. During the fourth quarter of 2008, the Company recognized in earnings an unrealized, non-cash loss of approximately $(8.0) million when it was determined that the Swap was no longer deemed highly effective. Therefore, special hedge accounting is no longer applied and mark-to-market adjustments are required to be reported in current earnings through the expiration of the swap in June 2011. For the year ended December 31, 2009, the Company recorded a gain of $1.9 million on the consolidated statements of operations.

Other Expense, net—Other expense, net was $1.1 million in 2009 compared to $4.7 million in 2008. The decrease can be mainly attributed to the effect of foreign exchange. During the year ended December 31, 2008, we recorded foreign exchange losses of $2.7 million principally as a result of a strengthening of the U.S. Dollar against various foreign currencies including the Euro, Pound, Peso and Brazilian Real. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense)—Our worldwide effective tax rate was 38.9% at December 31, 2009 as compared to a tax benefit of 22.5% as of December 31, 2008. The 2009 effective tax rate is impacted by a mix of earnings among tax jurisdictions, state taxes and other items. The effective tax rate for 2008 reflected discrete items resulting from the impairment of goodwill for which we receive no tax benefit, the sale of operations related to our Pain Care® operations and the lapse of an ASC Topic 740—“Income Taxes” reserve item. Excluding these discrete items, our effective tax rate for 2008 would have been 36.5%. The increase in the effective tax rate in 2009 as compared to 2008, excluding discrete items, primarily relates to a benefit recorded in 2008 related to the release of tax reserves as a result of the expiration of the statute of limitations.

Net Income (Loss)—Net income in 2009 was $24.5 million, or $1.43 per basic share and $1.42 per diluted share, compared to a net loss of $(228.6) million, or $(13.37) per basic and diluted share for 2008. The weighted average number of basic common shares outstanding was 17,119,474 and 17,095,416 during the years ended December 31, 2009 and 2008, respectively. The weighted average number of diluted common shares outstanding was 17,202,943 and 17,095,416 during the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2010 were $36.5 million, of which $22.9 million is subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $25.0 million at December 31, 2009, of which $11.6 million was subject to certain restrictions under the senior secured credit agreement described below.

Net cash provided by operating activities was $42.5 million in 2010 compared to $50.6 million in 2009, a decrease of $8.1 million. Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, inventory obsolescence, share-based compensation, deferred taxes, and the gain on sale of non-core operations) and changes in working capital. Net income increased $19.7 million to a net income of $44.2 million in 2010 compared to net income of $24.5 million in 2009. Non-cash items for 2010 decreased $15.0 million to $30.7 million compared to $45.7 in 2009 primarily as a result of the net gain on sale of non-core operations of $12.0 million and an increase in the tax benefit on non-qualified stock options of $2.2 million, offset by a decrease in deferred taxes of $4.6 million. Working capital accounts consumed $32.4 million of cash in 2010 compared to $19.6 million in 2009. The higher consumption of cash to support working capital in the 2010 period can be attributed to changes in other current liabilities of $19.8 million (which includes the effect on cash of $4.8 million to settle our interest rate swap), prepaid expenses and other current assets of $9.3 million and accounts payable of $1.6 million, which was partially offset by improvements in the change in inventory of $8.7 million and trade accounts receivable of $9.1 million. When excluding the gain on the sale of non-core operations (which is a non-cash item), net income increased $7.7 million for the year ended 2010 versus the comparable period in the prior year. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect days sales in receivables of 86 days at December 31, 2010 compared to 83 days at December 31, 2009 and inventory turns of 1.5 times at December 31, 2010 compared to 1.6 times at December 31, 2009. Also included in cash used in working capital in 2010 were $2.3 million in costs related to matters occurring at Blackstone prior to the acquisition and for which we are seeking reimbursement from the applicable escrow fund.

Net cash used in investing activities was $2.1 million in 2010 compared to $22.3 million in 2009. During the first quarter of 2010, we sold our vascular operations with cash proceeds of $24.2 million. During the year ended December 31, 2010 and 2009, we invested $26.4 million and $22.0 million in capital expenditures, respectively. During the year ended December 31, 2009, we made a loan in connection with our collaborative arrangement with MTF for $2.0 million, and we sold our remaining ownership in OPED AG, a German based bracing company, for net proceeds of $1.7 million.

Net cash used in financing activities was $40.0 million for the year ended December 31, 2010 compared to $30.0 million for the year ended December 31, 2009. During 2010, we repaid approximately $36.3 million against the principal on our senior secured term loan compared to $28.3 million in 2009. Our restricted cash balance increased $11.3 million compared to $0.6 million in 2009. During 2010, we paid $4.3 million of debt issuance costs in conjunction with our new credit facility entered into on August 30, 2010. During the year ended December 31, 2010, we received proceeds of $7.9 million from the issuance of 584,935 shares of our common stock related to stock purchase plan issuances and stock option exercises. During the year ended December 31, 2009, we used approximately $1.1 million to purchase an additional 32% minority interest in our Breg distributor in Germany.

On August 30, 2010, our wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “New Credit Agreement”) with certain of our domestic direct and indirect subsidiaries (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto. In connection with the execution by Orthofix Holdings and the Guarantors of the New Credit Agreement, the previously existing credit agreement, dated as of September 22, 2006 and as subsequently amended on September 29, 2008 and February 24, 2010, among Orthofix Holdings, the Company, and certain subsidiaries, the several banks and other financial institutions parties, and Wachovia Bank, National Association, was terminated and all term loan obligations existing were repaid in full using proceeds of the New Credit Agreement.

The New Credit Agreement provides for a five year, $200.0 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100.0 million secured term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Credit Facilities”). The full $100.0 million Term Loan Facility and approximately $132.4 million of the Revolving Credit Facility were drawn on August 30, 2010. These proceeds were used to repay amounts owed in connection with the termination of the previous credit agreement, as well as certain fees related to the establishment of the New Credit Agreement. Orthofix Holdings has the ability to increase the amount of the Credit Facilities by an aggregate amount of up to $50.0 million upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon Orthofix Holdings obtaining the agreement of such lenders to increase commitments or by new lenders being added to the Credit Facilities.

As of December 31, 2010, we had $98.8 million outstanding under the Term Loan Facility and $117.4 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the New Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. The principal amount of the Term Loan Facility amortizes at the rate of 5%, 15%, 25%, 25% and 30% in year 1, 2, 3, 4 and 5, respectively. Amortization payments are due quarterly and began with the quarter ended December 31, 2010.

The aggregate maturities of long-term debt after December 31, 2010 are as follows: 2011—$7.5 million, 2012—$17.5 million, 2013—$25.0 million 2014—$26.3 million and 2015—$139.9 million.

As of December 31, 2010, the entire Term Loan Facility of $98.8 million is at the LIBOR rate plus a margin of 3.00%. In addition, as of December 31, 2010, $100.0 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 3.00% and the remaining $17.4 million of the Revolving Credit Facility is at a base rate (as defined in the New Credit Agreement) plus a margin of 2.00%. The effective interest rate on the Credit Facilities as of December 31, 2010 was 3.4% and the effective interest rate, including the impact of the interest rate swap, on the previously existing credit agreement as of December 31, 2009 was 8.8%.

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

The New Credit Agreement requires Orthofix Holdings and the Company to comply with leverage and fixed charge coverage ratios on a consolidated basis. We were in compliance with these financial covenants as measured at December 31, 2010. As defined in the New Credit Agreement, our leverage ratio cannot exceed 3.25 and our fixed charge ratio must be greater than or equal to 1.25. At December 31, 2010, our leverage and fixed charge ratios were 2.1 and 2.4, respectively. The New Credit Agreement contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. The New Credit Agreement also includes events of default customary for facilities of this type. A breach of any of these covenants could result in an event of default under the New Credit Agreement, which could permit acceleration of the debt payments under the facility.

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

Certain of our subsidiaries have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to our Credit Facilities. The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company. Our domestic subsidiaries, as parties to the credit agreement, have access to these net assets for operational purposes. The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2010 is $178.5 million compared to $143.1 million at December 31, 2009. In addition, the New Credit Agreement restricts us and our subsidiaries that are not parties to the credit facility from access to cash held by Orthofix Holdings and its subsidiaries. All credit party subsidiaries have access to this cash for operational and debt repayment purposes. The amount of our restricted cash as of December 31, 2010 is $22.9 million compared to $11.6 million at December 31, 2009.

In conjunction with obtaining the Credit Facilities, we incurred debt issuance costs of $4.3 million which are being amortized using the effective interest method over the life of the Credit Facilities. The remaining balance of $0.6 million in capitalized debt issuance costs related to the previous credit agreement that was included in Other Long-term Assets was expensed as a result of the settlement and payoff of this agreement. At December 31, 2010, $3.9 million of debt issuance costs, net of accumulated amortization, are included in Other Long-term Assets.

At December 31, 2010, we had outstanding borrowings of €2.9 million ($3.8 million) and unused available lines of credit of approximately €4.4 million ($5.9 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

In the fourth quarter of 2008, as part of our strategic plan to strengthen the business, we initiated a restructuring plan to improve operations and reduce costs at Blackstone. The plan involved the consolidation of substantially all of Blackstone’s operations previously conducted in Wayne, NJ and Springfield, MA into the same facility housing its spine stimulation and U.S. orthopedics business in the Dallas, TX area. We completed the restructuring and consolidation in the second quarter of 2010 and recognized a total restructuring expense of $3.6 million.

In the fourth quarter of 2010, we initiated a reorganization plan to further align and streamline operations and lower operating costs within its Spine, Orthopedics and Sports Medicine global business units. Employee severance payments will extend through the third quarter of 2011. During the year ended December 31, 2010, we recorded restructuring charges of $3.6 million, which were related to employee severance costs. No further costs are anticipated. Approximately $1.9 million, $1.3 million and $0.4 million of restructuring costs were classified in our International, Domestic and Spinal Implants and Biologics segments, respectively. These restructuring costs were recorded in the year ended December 31, 2010 consolidated statements of operations with $1.6 million in selling and marketing and $2.0 million in general and administrative expense.

The following table presents changes in the restructuring liability, which is included within Other Current Liabilities in our consolidated balance sheets as of December 31, 2010 and December 31, 2009:

(US$ in thousands)	Severance	Abandoned Assets	Total
Balance at December 31, 2008	$548	$—	$548
Charges under 2008 plan	2,565	1,020	3,585
Cash Payments	(1,287)	—	(1,287)
Non-cash Items	—	(1,020)	(1,020)

Balance at December 31, 2009	1,826	—	1,826
Charges under 2010 plan	3,550	—	3,550
Cash Payments	(3,738)	—	(3,738)

Balance at December 31, 2010	$1,638	$—	$1,638

On March 8, 2010, we entered into an asset purchase agreement (the “APA”) in which we agreed to sell substantially all of the assets of our vascular operations related to the A-V IMPULSE SYSTEM® and related accessories (including finished goods inventory and tangible assets). At the closing, we received payment of approximately $27.7 million, which amount includes the estimated value of certain finished goods inventory conveyed at the closing, and remains subject to post-closing verification.

Pursuant to the APA, we agreed to enter into certain transition arrangements at the closing, including (i) a transition services agreement pursuant to which, among other things, we would continue to provide operational support with respect to the transferred assets in certain jurisdictions for a period of up to five months, and (ii) two separate supply agreements pursuant to which, among other things, we would provide manufacturing and logistics services with respect to certain ImPads for a period of two years and provide other products for a period of 90 days. During the second and third quarters of 2010, we completed the transition services agreement and one of the supply agreements (which supplies the other products). We also agreed to enter into a five-year noncompetition agreement at closing with respect to the business of the assets being transferred. Due to the continuing contractual involvement of these agreements, the transaction has not been presented in discontinued operations.

The following table presents the value of the asset disposition, the cash purchase price, cash proceeds received, net of certain litigation costs and the gain on the sale of the vascular operations as shown in the consolidated statements of operations for the year ended December 31, 2010.

(US$ in thousands)	Total
Cash proceeds, net of litigation (1)	$24,215
Less:
Transaction related expenses	2,253
Inventory and property, plant and equipment	2,369
Goodwill and intangible assets	7,574

Gain on sale of vascular operations	12,019
Income tax expense	3,498

Gain on sale of vascular operations, net of taxes	$8,521

(1)	In conjunction with the sale of the vascular operations, we settled an outstanding litigation claim by the former patent holders for $3.5 million.

Contractual Obligations

The following chart sets forth our contractual obligations as of December 31, 2010:

Contractual Obligations	Payments Due by Period
(US$ in thousands)	Total	2011	2012-2014	2015-2016	2017 and thereafter
Senior secured term loan	$216,195	$7,500	$68,750	$139,945	$—
Estimated interest on senior secured term loan (1)	27,280	6,870	17,278	3,132	—
Purchase obligations (2)	1,417	1,000	417	—	—
Operating leases	23,342	5,162	10,010	4,208	3,962

Total	$268,234	$20,532	$96,455	$147,285	$3,962

(1)	Estimated interest on senior secured term loan assumes payments are made in accordance with the scheduled payments as defined in the agreement. Interest payments are estimated using rates in effect at December 31, 2010.
(2)	In addition to the unconditional purchase obligations stated above, we also have inventory purchase agreements that, if terminated, would require us to purchase an additional $1.8 million of inventory.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $0.6 million as of December 31, 2010 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 13 to the consolidated financial statements included in this Form 10-K.

Off-balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations and the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of December 31, 2010, we had a currency swap in place to minimize foreign currency exchange risk related to a €40.7 million intercompany note.

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

As of December 31, 2010, the entire Term Loan Facility of $98.8 million is at the LIBOR rate plus a margin of 3.00%. As of December 31, 2010, $100.0 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 3.00% and the remaining $17.4 million of the Revolving Credit Facility is at a base rate (as defined in the New Credit Agreement) plus a margin of 2.00%. These margins are adjusted based upon the measurement of the consolidated leverage ratio of the Company and its subsidiaries with respect to the immediately preceding four fiscal quarters. As of December 31, 2010, our effective interest rate on our Credit Facilities was 3.4%. Based on the balance outstanding under the Credit Facilities as of December 31, 2010, an immediate change of one percentage point in the applicable interest rate on the Term Loan Facility and Revolving Credit Facility would cause a change in interest expense of approximately $2.2 million annually.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We are subject to cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of December 31, 2010, we had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($31.0 million). We recorded a foreign currency loss during the year ended December 31, 2010 of $2.0 million related to this un-hedged long-term intercompany balance in accumulated other comprehensive income during 2010, which resulted from the weakening of the Euro against the U.S. dollar during the period. For the year ended December 31, 2010, we recorded a foreign currency loss of $0.1 million on the statement of operations resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted during the year ended December 31, 2010 by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the local foreign currency during this period in certain countries outside of Europe, partially offset by the effect of the strengthening of the U.S. dollar against the Euro. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the year ended December 31, 2009 by foreign currency exchange rate fluctuations with the strengthening of the U.S. dollar against the local foreign currency during this period. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Senior Vice President of Finance, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a—15(e) or 15d—15 (e)) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer and Senior Vice President of Finance concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of report on Form 10-K

The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

3.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 4, 2006, among Orthofix International N.V., Orthofix Holdings, Inc., New Era Medical Limited, Blackstone Medical, Inc. and William G. Lyons, III, as Equityholders’ Representative (filed as an exhibit to the Company’s current report on Form 8-K filed August 7, 2006 and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of March 8, 2010, by and between Tyco Healthcare Group LP d/b/a Covidien, Covidien AG, Mallinckrodt do Brasil Ltda, Kendall de Mexico S.A. de C.V., Novamedix Limited, Novamedix Distribution Limited, Novamedix Services Limited, Promeca S.A. de C.V., Orthofix do Brasil, Orthofix S.r.l., Orthofix S.A., Intavent Orthofix Limited, Breg Mexico S. de R.I. de CV, and Implantes y Sistemas Medicos, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed March 9, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2	Articles of Association of the Company as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

10.1	Credit Agreement, dated as of August 30, 2010, among Orthofix Holdings, Inc., Orthofix International N.V. and certain domestic subsidiaries of Orthofix International N.V., the several banks and other financial institutions as may from time to time become parties thereunder, and JPMorgan Chase, N.A. (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2010 and incorporated herein by reference).

10.2+	Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.3*	Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc.

10.4	Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.5	Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.6	Orthofix International N.V. Staff Share Option Plan, as amended through April 22, 2003 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

10.7	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.8	Form of Employee Non-Qualified Stock Option Agreement (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.9	Form of Non-Employee Director Non-Qualified Stock Option Agreement (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.10	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.11	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants—3 year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.12	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2011 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.13*	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (post-2010 grants—vesting over 3 years).

10.14	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (3 year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.15	Inducement Grant Nonqualified Stock Option Agreement between Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the current report on Form 8-K of Orthofix International N.V dated September 10, 2008 and incorporated herein by reference).

10.16	Inducement Stock Option Agreement between Orthofix International N.V. and Kevin L. Unger, dated August 17, 2009 (filed as an exhibit to the Company’s current report on Form 8-K filed August 17, 2009 and incorporated herein by reference).

10.17	Second Amended and Restated Performance Accelerated Stock Options Agreement between Orthofix International N.V. and Bradley R. Mason dated October 14, 2008 (filed as an exhibit to the Company’s current report on Form 8-K filed October 15, 2008 and incorporated herein by reference).

10.18	Nonqualified Stock Option Agreement between Orthofix International N.V. and Bradley R. Mason dated October 14, 2008 (filed as an exhibit to the Company’s current report on Form 8-K filed October 15, 2008 and incorporated herein by reference).

10.19	Form of Award Letter Regarding Special Retention Cash Bonus Award (filed as an exhibit to the Company’s current report on Form 8-K/A filed on February 23, 2011 and incorporated herein by reference).

Exhibit Number	Description
10.20*	Description of Director Compensation Policy.

10.21	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.22	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.23	Amendment No. 1 to Amended and Restated Employment Agreement, dated July 30, 2009, by and between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.24	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.25	Amendment No. 1 to Amended and Restated Employment Agreement, dated July 30, 2009, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.26	Amended and Restated Employment Agreement, entered into and effective as of July 28, 2010, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed August 3, 2010 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.28	Amendment No. 1 to Amended and Restated Employment Agreement, dated August 4, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.29	Amended and Restated Employment Agreement, entered into on November 16, 2009, by and between Breg Inc. and Brad Lee (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.30*	Amended and Restate Employment Agreement, entered into on February 11, 2011, by and between Breg, Inc. and Brad Lee.

10.31*	Employment Agreement, entered into on December 9, 2010, by and between Orthofix Inc. and Jeffrey M. Schumm.

10.32	Amended and Restated Employment Agreement, entered into on September 4, 2009, by and between Orthofix Inc. and Michael Simpson (filed as an exhibit to the Company’s current report on Form 8-K filed September 11, 2009 and incorporated herein by reference).

10.33	Amended and Restated Employment Agreement, entered into on July 28, 2010, by and between Orthofix Inc. and Michael Simpson (filed as an exhibit to the Company’s current report on Form 8-K filed August 3, 2010 and incorporated herein by reference).

10.34	Separation Letter Agreement, dated February 7, 2011, between Orthofix Inc. and Michael Simpson (filed as an exhibit to the Company’s current report on Form 8-K filed on February 10, 2011 and incorporated herein by reference).

10.35	Amended and Restated Employment Agreement, dated December 6, 2007, between Orthofix Inc. and Raymond C. Kolls (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and incorporated herein by reference).

Exhibit Number	Description
10.36	Letter Agreement, dated July 25, 2009, between Orthofix Inc. and Raymond C. Kolls (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.37	Letter Agreement, dated January 29, 2010, between Orthofix Inc. and Raymond C. Kolls (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.38	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.39	Amendment No. 1 to Amended and Restated Employment Agreement, dated July 31, 2009, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.40	Amended and Restated Employment Agreement, entered into on October 23, 2009 and effective as of November 1, 2009, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.41	Form of Amendment to Stock Option Agreements (for Alan W. Milinazzo, Robert S. Vaters, Bradley R. Mason, Michael M. Finegan and Michael Simpson) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.42	Separation Letter Agreement, dated January 10, 2011, between Orthofix Inc. and Eric Brown (filed as an exhibit to the Company’s current report on Form 8-K filed January 14, 2011 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Commission without redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Dated: March 3, 2011	By:	/s/ ALAN W. MILINAZZO
	Name:	Alan W. Milinazzo
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ALAN W. MILINAZZO Alan W. Milinazzo	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2011

/s/ BRIAN MCCOLLUM Brian McCollum	Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 3, 2011

/s/ JAMES F. GERO James F. Gero	Chairman of the Board of Directors	March 3, 2011

/s/ WALTER VON WARTBURG Walter von Wartburg	Director	March 3, 2011

/s/ GUY JORDAN Guy Jordan	Director	March 3, 2011

/s/ KENNETH R. WEISSHAAR Kenneth R. Weisshaar	Director	March 3, 2011

/s/ MARIA SAINZ Maria Sainz	Director	March 3, 2011

/s/ MICHAEL MAINELLI Michael Mainelli	Director	March 3, 2011

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

Brian McCollum

Chief Financial Officer and Senior Vice President of Finance

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the specified criteria.

The Company’s internal control over financial reporting has been audited by the Company’s Independent Registered Public Accounting Firm, Ernst & Young LLP, as stated in their reports at pages F-4 and F-5 herein.

James F. Gero

Chairman of the Board of Directors

Alan W. Milinazzo

President, Chief Executive Officer and Director

Brian McCollum

Chief Financial Officer and Senior Vice President of Finance

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited Orthofix International N.V.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of Orthofix International N.V. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2011

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2010 and 2009

(U.S. Dollars, in thousands except share and per share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$13,561	$13,328
Restricted cash	22,944	11,630
Trade accounts receivable, less allowances of $7,250 and $7,205 at December 31, 2010 and 2009, respectively	134,184	129,777
Inventories	84,589	94,624
Deferred income taxes	17,422	20,286
Escrow receivable	14,937	12,888
Prepaid expenses and other current assets	24,123	16,961

Total current assets	311,760	299,494
Property, plant and equipment, net	45,535	38,694
Patents and other intangible assets, net	41,457	47,628
Goodwill	176,497	185,175
Deferred taxes	16,175	11,748
Other long-term assets	12,565	7,734

Total assets	$603,989	$590,473
Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$3,812	$2,209
Current portion of long-term debt	7,500	3,332
Trade accounts payable	19,796	23,302
Other current liabilities	52,418	59,210

Total current liabilities	83,526	88,053
Long-term debt	208,695	249,132
Deferred income taxes	8,102	6,115
Other long-term liabilities	2,775	6,904

Total liabilities	303,098	350,204

Contingencies (Note 15)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 17,726,645 and 17,141,710 issued and outstanding as of December 31, 2010 and 2009, respectively	1,772	1,714
Additional paid-in capital	195,402	177,246
Retained earnings	98,327	54,119
Accumulated other comprehensive income	5,390	7,190

Total shareholders’ equity	300,891	240,269

Total liabilities and shareholders’ equity	$603,989	$590,473

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009 and 2008

(U.S. Dollars, in thousands, except share and per share data)	2010	2009	2008
Net sales	$564,370	$545,635	$519,675
Cost of sales	131,716	138,450	152,014

Gross profit	432,654	407,185	367,661
Operating expenses
Sales and marketing	230,942	215,943	206,913
General and administrative	88,628	88,866	81,806
Research and development	30,350	31,460	30,844
Amortization of intangible assets	5,763	7,041	17,094
Impairment of goodwill and certain intangible assets	—	—	289,523
Gain on sale of non-core operations (Note 20)	(12,019)	—	(1,570)

	343,664	343,310	624,610

Operating income (loss)	88,990	63,875	(256,949)
Other income and (expense)
Interest income	330	193	542
Interest expense	(17,228)	(24,820)	(20,216)
Gain (loss) on interest rate swap	1,254	1,852	(7,975)
Loss on refinancing of senior secured term loan	(550)	—	(5,735)
Other expense, net	(398)	(1,079)	(4,702)

	(16,592)	(23,854)	(38,086)

Income (loss) before income taxes	72,398	40,021	(295,035)
Income tax (expense) benefit	(28,190)	(15,549)	66,481

Net income (loss)	$44,208	$24,472	$(228,554)

Net income (loss) per common share—basic	$2.51	$1.43	$(13.37)

Net income (loss) per common share—diluted	$2.47	$1.42	$(13.37)

Weighted average number of common shares—basic	17,601,956	17,119,474	17,095,416

Weighted average number of common shares—diluted	17,913,545	17,202,943	17,095,416

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2010, 2009 and 2008

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2007	17,038,304	$1,704	$157,349	$258,201	$16,686	$433,940

Net loss	—	—	—	(228,554)	—	(228,554)
Other comprehensive income (loss):
Unrealized gain on derivative instrument (net of taxes of $609)	—	—	—	—	1,567	1,567
Translation adjustment	—	—	—	—	(15,367)	(15,367)

Total comprehensive loss						(242,354)
Tax benefit on exercise of stock options	—	—	22	—	—	22
Reclassification adjustment for tax benefit on exercise of stock options	—	—	(1,870)			(1,870)
Share-based compensation expense	—	—	10,589	—	—	10,589
Common shares issued	64,838	6	1,728	—	—	1,734

At December 31, 2008	17,103,142	1,710	167,818	29,647	2,886	202,061

Net income	—	—	—	24,472	—	24,472
Other comprehensive income:
Unrealized loss on derivative instrument (net of taxes of $1,050)	—	—	—	—	(2,702)	(2,702)
Translation adjustment	—	—	—	—	7,006	7,006

Total comprehensive income						28,776
Purchase of minority interest in subsidiary	—	—	(1,143)	—	—	(1,143)
Repurchase of equity	—	—	(220)	—	—	(220)
Tax benefit on exercise of stock options	—	—	25	—	—	25
Share-based compensation expense	—	—	10,752	—	—	10,752
Common shares issued	38,568	4	14	—	—	18

At December 31, 2009	17,141,710	1,714	177,246	54,119	7,190	240,269

Net income	—	—	—	44,208	—	44,208
Other comprehensive income:
Unrealized loss on derivative instrument (net of taxes of $36)	—	—	—	—	(90)	(90)
Translation adjustment	—	—	—	—	(1,710)	(1,710)

Total comprehensive income						42,408
Tax benefit on exercise of stock options	—	—	2,222	—	—	2,222
Share-based compensation expense	—	—	8,138	—	—	8,138
Common shares issued	584,935	58	7,796	—	—	7,854

At December 31, 2010	17,726,645	$1,772	$195,402	$98,327	$5,390	$300,891

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(U.S. Dollars, in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$44,208	$24,472	$(228,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,521	22,344	31,279
Amortization of debt costs	471	248	911
Provision for doubtful accounts	8,746	7,335	7,261
Deferred taxes	178	(4,409)	(79,158)
Share-based compensation	8,138	10,752	10,589
Provision for inventory obsolescence	7,376	8,760	10,913
Loss on refinancing of senior secured term loan	550	—	3,660
Impairment of goodwill and certain intangible assets	—	—	289,523
Change in fair value of interest rate swap	(1,254)	(1,852)	7,975
Impairment of investments held at cost	—	—	1,500
Amortization of step up of fair value in inventory	—	—	493
Gain on sale of non-core operations	(12,019)	—	(1,570)
Tax benefit on non-qualified stock options	(2,222)	(25)	(22)
Other	(1,778)	2,541	(743)
Changes in operating assets and liabilities, net of effect of sale of non-core operations:
Accounts receivable	(14,770)	(23,858)	(13,182)
Inventories	(222)	(8,941)	(13,731)
Prepaid expenses and other current assets	(9,263)	(12)	(5,046)
Accounts payable	(2,863)	(1,310)	675
Other current liabilities	(5,289)	14,537	(1,447)

Net cash provided by operating activities	42,508	50,582	21,326
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(25,844)	(20,915)	(15,600)
Capital expenditures for intangible assets	(517)	(1,083)	(4,592)
Investment related to collaborative arrangement	—	(2,000)	—
Proceeds from sale of investments held at cost	—	1,711	769
Proceeds from sale of non-core operations	24,215	—	5,980

Net cash used in investing activities	(2,146)	(22,287)	(13,443)
Cash flows from financing activities:
Net proceeds from issuance of common shares	7,854	70	1,734
Payment of refinancing fees and debt issuance costs	(4,266)	—	(283)
Repayments of long-term debt	(36,269)	(28,323)	(17,069)
Restricted cash	(11,290)	(612)	5,444
Cash payment for purchase of minority interest in subsidiary	—	(1,143)	(500)
Tax benefit on non-qualified stock options	2,222	25	22
Repurchase of equity	—	(220)	—
Proceeds from (repayment of) bank borrowings, net	1,723	248	(6,721)

Net cash used in financing activities	(40,026)	(29,955)	(17,373)
Effect of exchange rates changes on cash	(103)	394	(980)

Net increase (decrease) in cash and cash equivalents	233	(1,266)	(10,470)
Cash and cash equivalents at the beginning of the year	13,328	14,594	25,064

Cash and cash equivalents at the end of the year	$13,561	$13,328	$14,594

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$16,032	$26,724	$19,311

Income taxes	$29,743	$17,665	$12,602

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements

Description of business

Orthofix International N.V. (the “Company”) is a multinational corporation principally involved in the design, development, manufacture, marketing and distribution of medical equipment. The Company is comprised of four reportable segments: Domestic, Spinal Implants and Biologics, Breg and International. See Note 12 for a description of each segment.

1.	Summary of significant accounting policies

(a)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries and entities over which the Company has control. The non-controlling interest component of such entity is immaterial.

All intercompany accounts, transactions and profits are eliminated in the consolidated financial statements. The Company’s investments over which it does not have significant influence or control are accounted for under the cost method of accounting.

(b)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have no effect on previously reported net earnings or shareholders’ equity. The Company has reclassified its restricted cash from operating activities to financing activities for the years ended December 31, 2010, 2009 and 2008. The Company deemed this as the more appropriate disclosure since the cash is restricted for use by only those parties included in the Credit Facilities (see Note 8). Net cash provided by operating activities was previously $50.0 million and $26.8 million for the years ended December 31, 2009 and 2008, respectively, as previously reported.

(c)	Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates including those related to contractual allowances, doubtful accounts, inventories, taxes, shared based compensation and potential goodwill and intangible asset impairment. Actual results could differ from these estimates.

(d)	Foreign currency translation

All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity. Transactional foreign currency gains and losses, including those generated from intercompany operations, are included in other expense, net and were $0.1 million, $0.5 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(e)	Reporting currency

The reporting currency is the United States (“U.S.”) Dollar.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

(f)	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

(g)	Restricted cash

Restricted cash consists of cash held at certain subsidiaries, the distribution or transfer of which to Orthofix International N.V. (the “Parent”) or other subsidiaries that are not parties to the credit facility described in Note 8 is restricted. The senior secured credit facility restricts the Parent and subsidiaries that are not parties to the facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All credit party subsidiaries have access to this cash for operational and debt repayment purposes.

(h)	Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective the Company seeks to balance its non-dollar denominated income and expenditures. During 2008, the Company executed an interest rate swap agreement to manage the cash flow exposure generated from interest rate fluctuations. On June 29, 2010, the Company settled the interest rate swap. During 2010, 2009, and 2008, the Company made use of a foreign currency swap agreement entered into in December 2006 to manage cash flow exposure generated from foreign currency fluctuations. This foreign currency swap agreement was terminated on September 30, 2010 and replaced with a new foreign currency swap agreement. See Note 9 for additional information.

The Company generally does not require collateral on trade receivables.

(i)	Inventories

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess or obsolete items. Cost is determined on a weighted-average basis, which approximates the FIFO method. The valuation of work-in-process, finished products, field inventory and consignment inventory includes the cost of materials, labor and production. Field inventory represents immediately saleable finished products inventory that is in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals.

(j)	Long-lived assets, including intangibles and goodwill

Property, plant and equipment is stated at cost less accumulated depreciation. Costs include all expenditures necessary to place the asset in service, including freight and sales and use taxes. Plant and equipment also includes instrumentation held by customers and used with the Company’s products. Depreciation is computed on a straight-line basis over the useful lives of the assets, except for land, which is not depreciated. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. The useful lives are as follows:

Years
Buildings	25 to 33
Plant and equipment	2 to 10
Furniture and fixtures	4 to 8
Instrumentation	3 to 4

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

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

Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination at estimated fair value. These assets primarily include patents and other technology agreements (“developed technologies”), trademarks and distribution networks. Identifiable intangible assets which are considered definite lived are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefit of the intangible assets is consumed. The Company’s weighted average amortization period for developed technologies and distribution networks is 11 and 10 years, respectively.

Intangible and long-lived assets with definite lives, such as Orthofix’s developed technologies and distribution network assets, are tested for impairment if any adverse conditions exist or change in circumstances have occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company tests the intangible asset for recoverability. For purposes of the recoverability test, the Company groups its intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company generally calculates fair value of intangible assets as the present value of estimated future cash flows. In determining the estimated future cash flows associated with intangible assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. During 2008, the Company recognized a $57.0 million and $105.7 million impairment related to Blackstone’s trademark and Spinal Implants and Biologics distribution network and technologies, respectively. No impairments were recorded during 2010 and 2009.

The Company tests goodwill and certain indefinite lived trademarks at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Consistent with prior years, the Company has identified four reporting units, which are consistent with the Company’s reporting segments; Domestic, Spinal Implants and Biologics, Breg and International (see Note 12 for additional information).

In performing the annual impairment test, which is performed during the fourth quarter or more frequently when impairment indicators exist, the Company utilizes the two-step approach prescribed. The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit (see additional discussions below). If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. During 2008, the Company recorded a goodwill impairment of $126.9 million. No impairments were recorded during 2010 and 2009.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Carrying Value

In order to calculate the respective carrying values, the Company records goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit.

Fair Value

The fair value of each reporting unit is estimated, entirely or predominantly, using an income based approach. This income approach utilizes a discounted cash flow (“DCF”), which estimates after-tax cash flows on a debt free basis, discounted to present value using a risk-adjusted discount rate.

The Company believes the DCF generally provides the most meaningful fair value as it appropriately measures the Company’s income producing assets. The Company may consider using a cost approach but generally believes it is not appropriate, given the inability to replicate the value of the specific technology-based assets within the reporting units. In circumstances when the DCF indicator of fair value is not sufficiently conclusive to support the carrying value of a reporting unit, or when other measures provide a more appropriate indicator, the Company may consider a market approach in their determination of the reporting unit’s fair value.

In performing a DCF calculation, the Company is required to make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. In connection with these estimates, the Company considers the following:

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

(k)	Investments

The Company had total investments held at cost of $0.3 million as of December 31, 2010 and 2009 which represents its minority interest ownership in Biowave Corporation, a pain therapy company. In 2010, the Company has assessed this cost and did not note any impairment in carrying value. The Company held an investment with Oped AG, which was sold at cost during 2009 for net proceeds of $1.7 million. The Company also has an investment in OrthoRx which was reduced to zero in 2004.

(l)	Derivative instruments

The Company manages its exposure to fluctuating cash flows resulting from changes in interest rates and foreign exchange within the consolidated financial statements according to its hedging policy. Under the policy,

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

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

The Company records all derivatives as either assets or liabilities on the balance sheet at their respective fair values. For a cash flow hedge, the effective portion of the derivative’s change in fair value (i.e. gains or losses) is initially reported as a component of other comprehensive income, net of related taxes, and subsequently reclassified into net earnings when the hedged exposure is no longer effective.

The Company utilizes a cross currency swap to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro. The cross currency swap has been accounted for as a cash flow hedge in accordance with ASC Topic 815.

See Note 9 for a description of the types of derivative instruments the Company utilizes.

(m)	Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swaps, which are designated and accounted for as a cash flow hedge (see Note 9). The components of and changes in accumulated other comprehensive income are as follows:

(US$ in thousands)	Foreign Currency Translation Adjustments	Fair Value of Cross- Currency Swaps	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$6,795	$395	$7,190
Unrealized loss on cross-currency swaps, net of tax of $(36)	—	(90)	(90)
Foreign currency translation adjustment (1)	(1,710)	—	(1,710)

Balance at December 31, 2010	$5,085	$305	$5,390

(1)	As the cash generally remains permanently invested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

(n)	Revenue recognition and accounts receivable

Revenue is generally recognized as income in the period in which title passes and the products are delivered. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs are included in cost of sales. Royalty revenues are recognized when the royalty is earned.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

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

In 2008, the Company entered into an agreement with the Musculoskeletal Transplant Foundation (“MTF”) to develop and commercialize Trinity® Evolution™, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, the Company and MTF operate under the terms of a separate commercialization agreement. Under the terms of this 10-year agreement, MTF sources the tissue, processes it to create the bone growth matrix, packages and delivers it to the customer in accordance with orders received from the Company. The Company has exclusive global marketing rights for Trinity® Evolution™ and receives a marketing fee from MTF based on total sales. This marketing fee is recorded on a net basis within net sales.

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

(o)	Sale of accounts receivable

The Company will generally sell receivables from certain Italian hospitals during the fourth quarter of each year. The related fee is expensed throughout the year. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

(p)	Share-based compensation

The Company recognizes share-based compensation in accordance with ASC Topic 718 “Compensation—Stock Compensation” (“ASC Topic 718”). The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period net of estimated forfeitures.

The expected term of options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the expected volatility of the Company’s common stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

award. Management estimates expected volatility based on the historical volatility of the Company’s stock. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

(q)	Advertising costs

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.7 million and $1.1 million, respectively.

(r)	Research and development costs

Expenditures for research and development are expensed as incurred. Expenditures related to collaborative arrangements are expensed based on the terms of the related agreements. For the years ended December 31, 2009 and 2008, the Company expensed $7.9 million and $3.9 million related to the collaborative agreements with MTF and Intelligent Implant Systems, LLC (“IIS”). All milestone payments under the MTF agreement have been paid. Based on the terms of the IIS agreement, the Company may pay up to an additional $2.7 million if certain milestones are met.

(s)	Income taxes

The Company is subject to income taxes in both the U.S. and foreign jurisdictions, and uses estimates in determining the provision for income taxes. The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires that the Company project the current tax liability and estimate the deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, the Company has considered the recent operating results, future taxable income projections and all prudent and feasible tax planning strategies.

The Company also recognizes a tax benefit from an uncertain tax position if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of December 31, 2010 and December 31, 2009, the Company had $1.0 million and $0.8 million, respectively, inclusive of interest and penalties, of unrecognized tax benefits.

(t)	Net income (loss) per common share

Net income (loss) per common share—basic is computed using the weighted average number of common shares outstanding during each of the respective years. Net income (loss) per common share—diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the “treasury stock” method. Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding share options (see Note 18). The only differences between basic and diluted shares result from the assumed exercise of certain outstanding share options.

(u)	Recently Issued Accounting Standards

On January 21, 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC Topic 820—“Fair Value Measurements and Disclosures”). This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. ASU 2010-06

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

requires a reporting entity to disclose the significant transfers into and out of Levels 1 and 2 fair value measurements and to present separately information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. In addition, the FASB clarified the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, for Level 1 and 2 disclosure requirements, which the Company adopted in the first quarter of 2010, and after December 15, 2010 for Level 3 disclosure requirements, which the Company will adopt in the first quarter 2011 if it has any assets valued with a Level 3 method. The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.

On February 24, 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The Company adopted all amendments that require disclosures as of the end of a reporting period on December 31, 2010. The Company will adopt all amendments that require disclosures about activity that occurs during a reporting period (the remainder of this ASU) during the first quarter of 2011. The adoption did not have a material impact on the Company’s consolidated financial statements.

2.	Inventories

	December 31,
(US$ in thousands)	2010	2009
Raw materials	$12,186	$11,777
Work-in-process	5,855	6,687
Finished products	54,049	59,812
Field inventory	32,915	31,970
Consignment inventory	9,009	8,259

	114,014	118,505
Less reserve for obsolescence	(29,425)	(23,881)

	$84,589	$94,624

Field inventory represents immediately saleable finished products that are in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

3.	Property, plant and equipment

	December 31,
(US$ in thousands)	2010	2009
Cost
Buildings	$3,707	$3,611
Plant, equipment and instrumentation	107,379	98,245
Furniture and fixtures	8,629	8,295

	119,715	110,151
Accumulated depreciation	(74,180)	(71,457)

	$45,535	$38,694

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $16.8 million, $15.3 million and $14.2 million, respectively.

4.	Patents and other intangible assets

	December 31,
(US$ in thousands)	2010	2009
Cost
Patents and developed technologies (1)	$26,226	$27,961
Trademarks—definite lived (subject to amortization)	543	474
Trademarks—indefinite lived (not subject to amortization)	23,104	23,187
Distribution networks	44,586	44,586

	94,459	96,208
Accumulated amortization (1)
Patents and developed technologies	(18,267)	(17,363)
Trademarks—definite lived (subject to amortization)	(337)	(243)
Distribution networks	(34,398)	(30,974)

Patents and other intangible assets, net	$41,457	$47,628

(1)	In connection with the sale of vascular operations (see Note 20), the Company disposed of patents and development technology with a net carrying value of $0.5 million.

Amortization expense for intangible assets is estimated to be approximately $6.3 million, $5.0 million, $2.1 million, $1.6 million, $1.1 million and $2.3 million for the periods ending December 31, 2011, 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

5.	Goodwill

The following table presents the changes in the net carrying value of goodwill by reportable segment:

(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
At December 31, 2008	$31,793	$9,367	$99,295	$42,126	$182,581
Foreign currency	—	—	—	2,594	2,594

At December 31, 2009	31,793	9,367	99,295	44,720	185,175
Disposals (1)	—	—	—	(7,031)	(7,031)
Foreign currency	—	—	—	(1,647)	(1,647)

At December 31, 2010	$31,793	$9,367	$99,295	$36,042	$176,497

(1)	In connection with the sale of vascular operations (see Note 20), the Company disposed of goodwill amounting to $7.0 million.

6.	Bank borrowings

Borrowings under the line of credit consist of borrowings in Euros used to fund international operations. The borrowings under such facility were $3.8 million and $2.2 million at December 31, 2010 and 2009, respectively. The weighted average interest rate on borrowings under lines of credit as of December 31, 2010 and 2009 was 3.57% and 5.15%, respectively.

The Company had an unused available line of credit of €4.4 million ($5.9 million) and €5.8 million ($8.2 million) at December 31, 2010 and 2009, respectively, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

7.	Other current liabilities

	December 31,
(US$ in thousands)	2010	2009
Accrued expenses	$17,916	$15,240
Salaries, bonuses, commissions and related taxes payable	24,855	30,779
Interest rate swap (1)	—	6,123
Income taxes payable	—	1,510
Other payables	9,647	5,558

	$52,418	$59,210

(1)	As discussed in Note 9, the Company terminated the interest rate swap for $4.8 million during the second quarter of 2010.

8.	Long-term debt

On August 30, 2010, the Company’s wholly-owned U.S. holding company subsidiary, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “New Credit Agreement”) with certain domestic direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto. In

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

connection with the New Credit Agreement, the previously existing credit agreement, was terminated and the related obligations of $232.4 million at August 31, 2010 were repaid in full using proceeds of the New Credit Agreement.

The New Credit Agreement provides for a five year, $200.0 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100.0 million secured term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Credit Facilities”). Orthofix Holdings has the ability to increase the amount of the Credit Facilities by an aggregate amount of up to $50.0 million upon satisfaction of certain conditions. These increased borrowings may be provided either by one or more existing lenders upon Orthofix Holdings obtaining the agreement of such lenders to increase commitments or by new lenders being added to the Credit Facilities.

As of December 31, 2010, the Company had $98.8 million outstanding under the Term Loan Facility and $117.4 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the New Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters.

As of December 31, 2010, the entire Term Loan Facility of $98.8 million is at the LIBOR rate plus a margin of 3.00%. In addition, as of December 31, 2010, $100.0 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 3.00% and the remaining $17.4 million of the Revolving Credit Facility is at a base rate (as defined in the New Credit Agreement) plus a margin of 2.00%. The effective interest rate on the Credit Facilities as of December 31, 2010 was 3.4%. The effective interest rate, including the impact of an interest rate swap (see Note 9), on the previous agreement as of December 31, 2009 was 8.8%.

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

The principal amount of the Term Loan Facility amortizes at the rate of 5%, 15%, 25%, 25% and 30% in year 1, 2, 3, 4 and 5, respectively. Amortization payments began on December 31, 2010 and end on December 31, 2015. The aggregate maturities of long-term debt under contractual obligations after December 31, 2010 are as follows: 2011—$7.5 million, 2012—$17.5 million, 2013—$25.0 million, 2014—$26.3 million and 2015—$139.9 million. Outstanding principal on the Revolving Credit Facility is due on December 31, 2015.

The New Credit Agreement requires Orthofix Holdings and the Company to comply with leverage and fixed charge coverage ratios and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. The New Credit Agreement also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated. Management believes the Company was in compliance at December 31, 2010 and there were no events of default.

Certain subsidiaries of the Company have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s Credit Facilities. The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company. Domestic subsidiaries of the Company,

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

as parties to the credit agreement, have access to these net assets for operational purposes. The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2010 is $178.5 million compared to $143.1 million at December 31, 2009. In addition, the New Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All credit party subsidiaries have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of December 31, 2010 is $22.9 million compared to $11.6 million at December 31, 2009.

In conjunction with obtaining the Credit Facilities, the Company incurred debt issuance costs of $4.3 million which are being amortized using the effective interest method over the life of the Credit Facilities. The capitalized debt issuance costs related to the previous agreement was $0.6 million at August 31, 2010. These costs, included in Other Long-term Assets, were expensed as a result of the payoff of previous agreement. As of December 31, 2010, debt issuance costs, net of accumulated amortization, related to the New Credit Agreement were $3.9 million.

9.	Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss).

(US$ in thousands)	Fair value: favorable (unfavorable)	Balance sheet location
As of December 31, 2010
Cross-currency swap	$(262)	Other long-term liabilities

As of December 31, 2009
Cross-currency swap	$(4,737)	Other long-term liabilities
Interest rate swap	$(6,123)	Other current liabilities

(US$ in thousands)	For the year ended December 31,
	2010	2009	2008
Interest rate swap gain (loss) recognized in net income (loss)	$1,254	$1,852	$(7,975)
Cross-currency swap gain (loss) recorded in other comprehensive income (loss), net of taxes	(90)	(2,702)	1,567

Cross-currency swap

In 2006, the Company entered into a cross-currency swap agreement with Wells Fargo to manage its cash flows related to foreign currency exposure for a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro. The derivative instrument, a ten-year fully amortizable agreement with an initial notional amount of $63.0 million, was scheduled to expire on December 30, 2016. Upon executing the Company’s New Credit Agreement (see Note 8), the Company terminated this cross-currency swap agreement on September 30, 2010. Also on September 30, 2010, the Company entered into a new cross-currency swap agreement with JPMorgan Chase Bank and Royal Bank of Scotland PLC (the “counterparties”) (the “replacement swap agreement”).

Upon the termination of the cross-currency swap agreement with Wells Fargo on September 30, 2010, the amount representing the current fair value of the terminated cross-currency swap was $450,000 (the “cash

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

settlement amount”). The cash settlement amount was recorded in Other Current Liabilities and is being amortized over the remaining life of the underlying transaction, assuming such payments remain probable. As of December 31, 2010, the value of the cash settlement amount was $0.4 million.

Under the terms of the replacement swap agreement, the Company pays Euros based on a €40.7 million notional value and a fixed rate of 5.00% and receives U.S. dollars based on a notional value of $55.2 million and a fixed rate of 4.635%. The expiration date is December 30, 2016, the date upon which the underlying intercompany debt, to which the replacement swap agreement applies, matures. The replacement swap agreement is designated as a cash flow hedge and therefore the Company recognized an unrealized gain (loss) on the change in fair value, net of tax, within other comprehensive income.

Interest rate swap

In June 2008, the Company entered into a three-year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011. During the fourth quarter of 2008, as a result of declining interest rates and a LIBOR floor in the Company’s former credit facility, the Swap was no longer deemed highly effective. Special hedge accounting was no longer applied and fair value adjustments were reported in current earnings. On June 29, 2010, the Company settled the Swap with the financial institution holder of the derivative instrument. As part of the terms of the buyout of the Swap, the Company paid $4.8 million to the financial institution holder. As the instrument had a fair value of $6.1 million at December 31, 2009, the transaction resulted in a $1.3 million gain in 2010.

10.	Fair value measurements

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

As of December 31, 2010, the Company’s financial instruments included cash equivalents, restricted cash, accounts receivable, short-term bank borrowings, accounts payable, long-term secured debt, and a cross currency derivative contract. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds. The carrying value of restricted cash, accounts receivable, short-term bank borrowings and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.

The Company’s cross-currency derivative instrument is the only financial instrument recorded at fair value on a recurring basis. This instrument consists of an over-the-counter contract, which is not traded on a public exchange. The fair value of the swap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

categorized the swap contract as a Level 2 derivative financial instrument. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented.

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(US$ in thousands)	Balance December 31, 2010	Level 1	Level 2	Level 3
Derivative Financial Instruments (1)
Cash Flow Hedges
Cross currency hedge	$(262)	$—	$(262)	$—

(1)	See Note 9, “Derivative Instruments”.

11.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment. These leases are non-cancellable and typically do not contain renewal options. Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis. Rent expense under the Company’s operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $6.8 million, $6.2 million and $5.6 million, respectively. Future minimum lease payments under operating leases, net of amounts to be received under sub-leases, as of December 31, 2010 are as follows:

(US$ in thousands)
2011	$5,162
2012	3,992
2013	3,161
2014	2,857
2015	2,259
Thereafter	5,911

Total	$23,342

12.	Business segment information

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

The tables below present information by reportable segment:

	External Sales			Intersegment Sales
(US$ in thousands)	2010	2009	2008	2010	2009	2008
Domestic	$228,221	$210,703	$188,807	$5,504	$4,516	$5,871
Spinal Implants and Biologics	130,523	118,680	108,966	1,578	2,335	3,999
Breg	91,664	92,188	89,478	5,905	5,521	5,583
International (1)	113,962	124,064	132,424	20,899	23,116	24,914

Total	$564,370	$545,635	$519,675	$33,886	$35,488	$40,367

(1)	Includes sales of the divested vascular business (see Note 20) until its disposal in March 2010. Also includes vascular sales post-March 2010 which are related to the transition supply agreement.

Operating Income (Loss) (US$ in thousands)	Year Ended December 31,
	2010	2009	2008
Domestic (1) (2)	$70,762	$67,831	$64,301
Spinal Implants and Biologics (1) (2) (3)	6,293	(14,045)	(330,755)
Breg	9,509	13,061	12,393
International (1) (4)	20,171	17,664	18,664
Group Activities	(17,683)	(21,156)	(20,812)
Eliminations	(62)	520	(740)

Total	$88,990	$63,875	$(256,949)

(1)	Includes a charge related to employee termination benefits of $3.6 million associated with the internal reorganization in 2010 with $1.3 million in Domestic, $0.4 million in Spinal Implants and Biologics and $1.9 million in International for the year ended December 31, 2010 (see Note 19).

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

(2)

Includes a patent dispute settlement charge of $2.0 million concerning the Trinity® Evolution™ tissue allograft, of which $0.5 million is recorded in Domestic and $1.5 million is recorded in Spinal Implants and Biologics, for the year ended December 31, 2010.

(3)	Includes $5.7 million of research and development expense from collaborative arrangements and $3.6 million of restructuring charges for the year ended December 31, 2009. Includes impairment charges on goodwill and certain intangible assets of $289.5 million during the year ended December 31, 2008. Includes an increase in the reserve for obsolescence of $10.9 million during the year ended December 31, 2008, due to reduced projections in revenue, distributor terminations, new products, and the replacement of one product with a successor product.
(4)	Includes net gain on the sale of vascular operations of $12.0 million for the year ended December 31, 2010 (see Note 20).

The following table presents identifiable assets by segment, excluding intercompany balances and investments in consolidated subsidiaries.

Identifiable Assets (US$ in thousands)	2010	2009
Domestic	$132,484	$119,821
Spinal Implants and Biologics	132,422	129,508
Breg	151,711	149,469
International	151,179	166,147
Group activities	36,256	25,008
Eliminations	(63)	520

Total	$603,989	$590,473

The following table presents depreciation and amortization, income tax expense (benefit) and other income (expense) by segment:

	Depreciation and amortization			Income tax expense (benefit)			Other income and (expense)
(US$ in thousands)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Domestic	$2,820	$2,519	$2,674	$28,176	$29,427	$25,457	$46	$(20)	$(1,414)
Spinal Implants and Biologics	7,282	7,500	15,837	(2,496)	(12,725)	(86,857)	(496)	179	73
Breg	6,567	6,964	7,750	1,122	3,749	2,676	(47)	(209)	(119)
International	5,726	5,087	4,794	3,101	1,398	(222)	(4,612)	45	(7,460)
Group activities	126	274	224	(1,713)	(6,300)	(7,535)	(11,483)	(23,849)	(29,166)

Total	$22,521	$22,344	$31,279	$28,190	$15,549	$(66,481)	$(16,592)	$(23,854)	$(38,086)

Capital expenditures of tangible and intangible assets for each segment are as follows:

(US$ in thousands)	2010	2009	2008
Domestic	$8,267	$4,569	$1,813
Spinal Implants and Biologics	9,768	9,442	10,355
Breg	2,757	1,898	3,071
International	5,564	5,975	4,757
Group activities	5	114	196

Total	$26,361	$21,998	$20,192

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Geographical information

Analysis of net sales by geographic destination:

(US$ in thousands)	2010	2009	2008
U.S.	$438,117	$415,356	$381,016
International:
U.K.	13,873	19,407	27,465
Italy	20,593	19,679	26,075
Brazil	21,561	13,932	13,487
Other	70,226	77,261	71,632

Total international	126,253	130,279	138,659

Total net sales	$564,370	$545,635	$519,675

Analysis of property, plant and equipment by geographic area:

(US$ in thousands)	2010	2009
U.S.	$32,718	$25,219
Italy	7,614	7,567
U.K.	1,618	2,415
Brazil	2,400	1,571
Others	1,185	1,922

Total	$45,535	$38,694

	Sales by Market Sector for the year ended December 31, 2010
(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
Spine	$172,547	$130,523	$—	$3,352	$306,422
Orthopedics	55,674	—	—	88,774	144,448
Sports Medicine	—	—	91,664	3,798	95,462
Other Products (1)	—	—	—	18,038	18,038

Total	$228,221	$130,523	$91,664	$113,962	$564,370

(1)	Reflects reduction in sales sue to the disposal of the vascular operations (See Note 20) in March 2010.

	Sales by Market Sector for the year ended December 31, 2009
(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
Spine	$158,908	$118,680	$—	$1,837	$279,425
Orthopedics	51,795	—	—	79,515	131,310
Sports Medicine	—	—	92,188	4,178	96,366
Other Products	—	—	—	38,534	38,534

Total	$210,703	$118,680	$92,188	$124,064	$545,635

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

	Sales by Market Sector for the year ended December 31, 2008
(US$ in thousands)	Domestic	Spinal Implants and Biologics	Breg	International	Total
Spine	$141,753	$108,966	$—	$1,520	$252,239
Orthopedics	47,054	—	—	82,052	129,106
Sports Medicine	—	—	89,478	5,050	94,528
Other Products	—	—	—	43,802	43,802

Total	$188,807	$108,966	$89,478	$132,424	$519,675

Beginning January 1, 2011, the Company began managing its business by its three global business units of Spine, Orthopedics and Sports Medicine.

13.	Income taxes

Income (loss) before provision (benefit) for income taxes consisted of:

	Year Ended December 31,
(US$ in thousands)	2010	2009	2008
U.S.	$57,849	$28,542	$(304,542)
Non-U.S.	14,549	11,479	9,507

	$72,398	$40,021	$(295,035)

The provision for (benefit from) income taxes in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
(US$ in thousands)	2010	2009	2008
U.S.
-Current	$23,208	$17,929	$12,697
-Deferred	(1,533)	(6,698)	(81,661)
Non-U.S.
-Current	4,804	2,029	(53)
-Deferred	1,711	2,289	2,536

Total tax expense	$28,190	$15,549	$(66,481)

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

The tax effects of the significant temporary differences, which comprise the deferred tax assets and liabilities and assets, are as follows:

(US$ in thousands)	2010	2009
Patents, trademarks, other intangible assets and goodwill	$(6,048)	$(8,495)
Property, plant and equipment	(6,672)	(4,297)
Withholding taxes	(8,102)	(6,415)
Inventories and related reserves	11,576	11,065
Accrued compensation	15,484	14,296
Allowance for doubtful accounts	4,163	4,306
Interest	12,471	12,254
Net operating loss carryforwards	21,790	18,664
Other, net	1,856	1,780
Valuation allowance	(21,023)	(17,239)

Net deferred tax asset	$25,495	$25,919

The valuation allowance as of December 31, 2010 and 2009 was $21.0 million and $17.2 million, respectively. The net increase in the valuation allowance of $3.8 million during the year relates to current period foreign losses not benefitted. The valuation allowance is attributable to net operating loss carryforwards and certain temporary differences in certain foreign jurisdictions, the benefit for which is dependent upon the generation of future taxable income in that location. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010.

The Company has tax net operating loss carryforwards in various taxing jurisdictions of approximately $78.5 million with the majority of the losses related to the Company’s Netherlands operations expiring in various amounts in tax years beginning in 2011. The Company has provided a valuation allowance against a significant portion of these net operating loss carryforwards since it does not believe that this deferred tax asset can be realized prior to expiration.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

The rate reconciliation presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate. Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(US$ in thousands, except percentages)	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$25,339	35%	$14,007	35%	$(103,263)	35%
State taxes, net	2,903	4.0%	1,574	3.9%	(4,798)	1.6%
Foreign rate differential	(1,299)	(1.8)%	(1,401)	(3.5)%	(1,422)	0.5%
Valuation allowance—foreign losses	3,874	5.4%	2,861	7.2%	3,031	(1.0)%
Italy step-up amortization	(2,607)	(3.6)%	(2,573)	(6.4)%	(2,527)	0.9%
Domestic manufacturing deduction	(1,944)	(2.7)%	(839)	(2.1)%	(741)	0.3%
Goodwill impairment	—	0.0%	—	0.0%	44,406	(15.2)%
Other items, net	1,924	2.6%	1,920	4.8%	(1,167)	0.4%

Income tax expense/effective rate	$28,190	38.9%	$15,549	38.9%	$(66,481)	22.5%

The Company’s gross unrecognized tax benefit was $0.6 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expenses. The Company had approximately $0.4 million and $0.4 million accrued for payment of interest and penalties as of December 31, 2010 and 2009, respectively.

The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of December 31, 2010, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the gross unrecognized tax benefits (excluding interest) for the years ended December 31, 2010 and December 31, 2009 follows:

(US$ in thousands)	2010	2009
Balance as of January 1,	$442	$707
Additions for current year tax positions	70	—
Additions for prior year tax positions	57	338
Expiration of statutes	—	—
Audit settlements	—	(603)

Balance as of December 31,	$569	$442

The Company files a consolidated income tax return in the U.S. federal jurisdiction and numerous consolidated and separate income tax returns in many state and foreign jurisdictions. The statute of limitations with respect to federal tax authorities is closed for years prior to December 31, 2007. The statute of limitations for the various state tax filings is closed in most instances for the years prior to December 31, 2006. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to December 31, 2006.

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings (residing outside the Netherland Antilles) in the local jurisdiction, to the extent they are generated and available, or to repatriate

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

the earnings only when tax-effective. As such, the Company has not provided tax expense on $307.4 million of the unremitted earnings of its foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

14.	Related parties

In 2010, the Company purchased components related to the A-V Impulse® System (the Company sold this asset to an unrelated party in March 2010—see Note 20) and bought the Laryngeal Mask (the Company terminated this distribution agreement in June 2010) from companies in which a former board member has a beneficial minority interest. In addition, OrthoPro, Inc. and Superior Medical Equipment, independent distributors for Breg, Inc., are owned by the son of one of the Company’s former board members. The Company sells bracing products to OrthoRx, an entity in which the Company has a minority interest equity ownership, accounted for under the cost method. The following table summaries these related party balances and transactions as of and for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(US$ in thousands)	2010	2009	2008
Sales	$3,081	$4,043	$2,278
Purchases	$4,911	$11,901	$12,681
Accounts payable	$334	$1,481	$1,686
Accounts receivable	$676	$563	$460

15.	Contingencies

Litigation

On or about July 23, 2007, the Company’s subsidiary, Blackstone Medical, Inc. (“Blackstone”) received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare anti-kickback and false claims statutes. The subpoena seeks documents for the period January 1, 2000 through July 31, 2006, which is prior to Blackstone’s acquisition by the Company. The Company believes that the subpoena concerns the compensation of physician consultants and related matters. On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the agreement and plan of merger between the Company, New Era Medical Corp. and Blackstone, dated as of August 4, 2006 (the “Blackstone Merger Agreement”), for any losses to the Company resulting from this matter. (The Company’s indemnification rights under the Blackstone Merger Agreement are described further below). The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about January 7, 2008, the Company received a federal grand jury subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007. The Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters. On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to the Company resulting from this matter. On or about April 29, 2009, counsel for the Company received a HIPAA subpoena issued by the U.S. Department of Justice. The subpoena seeks documents from the Company for the period January 1, 2000 through July 15, 2007. The

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Company believes that the subpoena concerns the compensation of physician consultants and related matters, and further believes that it is associated with the Department of Health and Human Services, Office of Inspector General’s investigation of such matters, as well as the January 7, 2008 federal grand jury subpoena. On or about August 26, 2010, counsel for Orthofix Inc. and Blackstone executed a tolling agreement with the U.S. Attorney’s Office for the District of Massachusetts (the “Tolling Agreement”) that extends an agreement tolling the statute of limitations applicable to any criminal, civil, or administrative proceedings that the government might later initiate to include the period from December 1, 2008 through and including October 31, 2010. On or about February 1, 2011, the parties further extended the tolling of the statute of limitations through and including May 31, 2011 with respect to any criminal proceedings that the government might later initiate.

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

On or about September 27, 2007, Blackstone received a federal grand jury subpoena issued by the U.S. Attorney’s Office for the District of Nevada (“USAO-Nevada subpoena”). The subpoena seeks documents for the period from January 1999 to the date of issuance of the subpoena. The Company believes that the subpoena concerns payments or gifts made by Blackstone to certain physicians. On February 29, 2008, Blackstone received a Civil Investigative Demand (“CID”) from the Massachusetts Attorney General’s Office, Public Protection and Advocacy Bureau, Healthcare Division. The CID seeks documents for the period from March 2004 through the date of issuance of the CID, and the Company believes that the CID concerns Blackstone’s financial relationships with certain physicians and related matters. The Ohio Attorney General’s Office, Health Care Fraud Section has issued a criminal subpoena, dated August 8, 2008, to Orthofix Inc. (the “Ohio AG subpoena”). The Ohio AG subpoena seeks documents for the period from January 1, 2000 through the date of issuance of the subpoena. The Company believes that the Ohio AG subpoena arises from a government investigation that concerns the compensation of physician consultants and related matters. On September 18, 2008, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from the USAO-Nevada subpoena, the Massachusetts CID and the Ohio AG subpoena.

By order entered on January 4, 2007, the U.S. District Court for the Eastern District of Arkansas unsealed a qui tam complaint captioned Thomas v. Chan, et al., 4:06-cv-00465-JLH, filed against Dr. Patrick Chan, Blackstone and other defendants including another device manufacturer. The amended complaint in the Thomas action alleges causes of action under the False Claims Act for alleged inappropriate payments and other items of

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

value conferred on Dr. Chan and another provider. The Company believes that Blackstone has meritorious defenses to the claims alleged and the Company intends to defend vigorously against this lawsuit. On or about May 10, 2010 the Court granted the parties’ joint motion to stay all proceedings for six months, which stay has subsequently been extended indefinitely. On September 17, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to us resulting from this matter. The Company was subsequently notified by legal counsel for the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

Under the Blackstone Merger Agreement, the former shareholders of Blackstone have agreed to indemnify the Company for breaches of representations and warranties under the agreement as well as certain other specified matters. These post-closing indemnification obligations of the former Blackstone shareholders are limited to a cumulative aggregate amount of $66.6 million. At closing, an escrow fund was established pursuant to the terms of the Blackstone Merger Agreement to fund timely submitted indemnification claims. The initial amount of the escrow fund was $50.0 million. As of December 31, 2010, the escrow fund, which has subsequently accrued interest, contained $52 million. The Company is also entitled to seek direct personal recourse against certain principal shareholders of Blackstone after all monies on deposit in the escrow fund have been paid out or released or are the subject of pending or unresolved indemnification claims but only for a period of six years from the closing date of the merger and only up to an amount equal to $66.6 million less indemnification claims previously paid.

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

Although the Company believes amounts submitted to the escrow fund, net of any reserve, represent valid claims and are realizable, the outcome of each of the escrow claims described above in the preceding paragraphs is difficult to predict. Consequently, any estimate of the amount that may ultimately be returned to the Company from the escrow fund is not certain and there can be no assurance that losses to the Company from these matters will not exceed the amount of the escrow fund. Expenses incurred by the Company relating to the above matters are recorded as an escrow receivable in the Company’s financial statements to the extent the Company believes, among other things, that collection of the claims is reasonably assured. Expenditures related to such matters for which the Company believes collection is doubtful are recognized in earnings when incurred. As of December 31, 2010 and December 31, 2009, the escrow receivable is approximately $14.9 million and $12.9 million, respectively, related to the Blackstone matters described above. These amounts include, among other things, attorneys’ fees and costs related to the government investigations manifested by the subpoenas described above, the stock option-related claims described above, and costs related to the qui tam actions described above. As described above, these reimbursement claims are generally being contested by the representative of the former shareholders of Blackstone. To mitigate the risk that some reimbursement claims will not be collected, the Company records a reserve against the escrow receivable during the period in which reimbursement claims are recognized.

Effective October 29, 2007, Blackstone entered into a settlement agreement of a patent infringement lawsuit brought by certain affiliates of Medtronic Sofamor Danek USA Inc. In that lawsuit, the Medtronic plaintiffs had alleged that they were the exclusive licensees of certain U.S. patents and that Blackstone’s making, selling, offering for sale, and using its Blackstone Anterior Cervical Plate, 3 Degree Anterior Cervical Plate, Hallmark

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Anterior Cervical Plate, Reliant Cervical Plate, Pillar PEEK and Construx Mini PEEK VBR System products within the U.S. willfully infringed the subject patents. Blackstone denied infringement and asserted that the patents were invalid. The settlement agreement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. On July 20, 2007, the Company submitted a claim for indemnification from the escrow fund established in connection with the Blackstone Merger Agreement for any losses to the Company resulting from this matter. The Company was subsequently notified by legal counsel of the former shareholders that the representative of the former shareholders of Blackstone has objected to the indemnification claim and intends to contest it in accordance with the terms of the Blackstone Merger Agreement.

On or about April 10, 2009, the Company received a HIPAA subpoena (“HIPAA subpoena”) issued by the U.S. Attorney’s Office for the District of Massachusetts (the “Boston USAO”). The subpoena sought documents concerning, among other things, the Company’s promotion and marketing of its bone growth stimulator devices. The Boston USAO issued supplemental subpoenas seeking documents in this matter, dated September 21, 2009, December 16, 2009, October 13, 2010, October 14, 2010, October 18, 2010, December 3, 2010, and January 13, 2011, respectively. The subpoenas seek documents for the period January 1, 1995 through the date of the respective subpoenas. Document production in response to the subpoenas is ongoing. The Boston USAO also issued two supplemental subpoenas requiring testimony in this matter dated July 23, 2009 and June 3, 2010. That office excused performance with the July 23, 2009 subpoena indefinitely. The Boston USAO has provided the Company with grand jury subpoenas for the testimony of certain current and former employees in connection with its ongoing investigation. The Company intends to cooperate with the government’s requests. In meetings with the Company and its attorneys regarding this matter, the Boston USAO has informed the Company that it is investigating possible criminal and civil violations of federal law related to the Company’s promotion and marketing of its bone growth stimulator devices.

On or about April 14, 2009, the Company obtained a copy of a qui tam complaint filed by Jeffrey J. Bierman in the U.S. District Court for the District of Massachusetts against Orthofix Inc., the Company, and other companies that have allegedly manufactured bone growth stimulation devices, including Orthologic Corp., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. By order entered on March 24, 2009, the court unsealed the case. The Company and Orthofix Inc. were served on or about September 8, 2009. With leave of court, Relator’s Second Amended Complaint was filed on June 11, 2010. The complaint alleges various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of bone growth stimulation devices. The complaint also includes claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-kickback Act by providing free products to physicians, waiving patients’ insurance co-payments, and providing inducements to independent sales agents to generate business. The Company believes that this lawsuit is related to the matter described above involving the HIPAA subpoena. On or about December 4, 2010, the U.S. District Court for the District of Massachusetts denied the Company’s motion to dismiss. The Company intends to defend vigorously against this lawsuit.

On or about July 2, 2009, the Company obtained a copy of a qui tam complaint filed by Marcus Laughlin that is pending in the U.S. District Court for the District of Massachusetts against the Company. This complaint has been consolidated with the complaint described in the immediately preceding paragraph, and was unsealed on June 30, 2009. The Company was served with the complaint on or about September 9, 2009. With leave of Court, Relator filed a Second Amended Complaint on June 23, 2010. The complaint alleges violations of the federal False Claims Act and various state and local false claims acts, fraudulent billing, illegal kickbacks, conspiracy, and wrongful termination based on allegations that the Company promoted the sale rather than the

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

rental of bone growth stimulation devices, systematically overcharged for these products, provided physicians kickbacks in the form of free units, referral fees, and fitting fees. The complaint also alleges that TRICARE has been reimbursing the Company for its Cervical Stim® product without approval to do so. On or about November 4, 2010, the U.S. District Court for the District of Massachusetts granted in part and denied in part the Company’s motion to dismiss. The Company intends to defend vigorously against this lawsuit.

The Company’s subsidiary, Breg, Inc (“Breg”), was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008, when the product line was divested. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company believes that meritorious defenses exist to these claims and Breg intends to vigorously defend these cases. On or about August 2, 2010, Breg received a HIPAA subpoena issued by the U.S. Department of Justice, which the Company believes relates to this matter. The subpoena seeks documents from the Company and its subsidiaries for the period January 1, 2000 through the date of the subpoena. Document production in response to the subpoena is ongoing.

Breg is currently engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Beginning in 2010, several domestic product liability cases have been filed, mostly in California state court, alleging that the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units. These cases are at an early stage and no conclusion can be drawn at the present time regarding their potential outcome. However, the Company believes that meritorious defenses exist to these claims.

On April 22, 2010, the Company obtained a copy of a complaint filed by NuVasive, Inc. (“NuVasive”) and Osiris Therapeutics, Inc. (“Osiris”) in the U.S. District Court for the District of New Jersey against Orthofix International N.V., Orthofix Inc., Orthofix Holdings, Inc., Orthofix Biologics, Orthofix Spinal Implants, and Musculoskeletal Transplant Foundation. The complaint alleged that the Company’s Trinity® Evolution™ allograft product infringed a U.S. patent owned by Osiris and licensed to NuVasive. The complaint requested the court to enjoin the sale of Trinity® Evolution™ and award damages to NuVasive and Osiris for the alleged infringement. On December 15, 2010, the Company entered into an agreement with NuVasive and Osiris settling all claims related to this matter. In connection with the settlement, the Company recorded a charge of $2.0 million ($1.3 million, net of income taxes) in 2010; the Company will also be required to make certain royalty payments to NuVasive in the future in connection with the sale of its Trinity® Evolution™ allograft product.

During the second quarter of 2010 internal management review of Promeca S.A. de C.V. (“Promeca”), one of its Mexican subsidiaries, the Company received allegations of improper payments, allegedly made by certain of Promeca’s local employees in Mexico, to employees of a Mexican governmental healthcare entity. The Company has engaged Hogan Lovells US LLP and Deloitte Financial Advisory Services LLP to conduct an internal investigation focusing on compliance with the Foreign Corrupt Practices Act (“FCPA”) and voluntarily contacted the U.S. Securities and Exchange Commission (the “SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies that an internal investigation is underway. During 2009, Promeca accounted for approximately one percent of the Company’s consolidated net sales and consolidated total assets. The internal investigation is ongoing and no conclusions can be drawn at this time as to its outcome; however, the FCPA and related statutes and regulations provide for potential criminal and civil sanctions in connection with FCPA violations, including criminal fines, civil penalties, and disgorgement of past profits. On or about November 16, 2010, the Company received a subpoena from the SEC and DOJ seeking documents related to this matter. The Company is cooperating with the SEC and DOJ in connection with the subpoena.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

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

Constitutional Reform of the Kingdom of the Netherlands; Dissolution of the Netherlands Antilles

The Company was organized under the laws of the Netherlands Antilles in 1987, with its principal executive offices located on the island of Curaçao. Prior to October 10, 2010, the Netherlands Antilles, together with Aruba and the Netherlands, formed the Kingdom of the Netherlands, with Curaçao being an island territory of the Netherlands Antilles. Under a constitutional reform of the Kingdom of the Netherlands, agreed upon among the Netherlands Antilles, Aruba and the Netherlands, the Netherlands Antilles was dissolved effective October 10, 2010. Also effective October 10, 2010, Curaçao became an individual constitutional entity within the Kingdom of the Netherlands, having its own government and laws. As a result of the constitutional reform and the dissolution of the Netherlands Antilles, the Netherlands Antilles law ceased to exist and Orthofix is now a Curaçao legal entity subject to Curaçao law. Although Curaçao has become a separate and autonomous country with its own laws and regulations, the civil and corporate Netherlands Antilles law as they applied to the Company before October 10, 2010, did not change under the constitutional reform. In effect, Curaçao has adopted the Netherlands Antilles civil and corporate law (to which the Company was subject) that was in effect prior to October 10, 2010.

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

The Company sells via a direct sales force and distributors. There were no customers that accounted for 5% or more of net sales in 2010, 2009 or 2008.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

16.	Pensions and deferred compensation

Orthofix Inc. sponsors a defined contribution plan (the “Orthofix Inc. 401(k) Plan”) covering substantially all full time US employees. The Orthofix Inc. 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the Orthofix Inc. 401(k) Plan. Breg also sponsors a 401(k) plan (the “Breg 401(k) plan”). The Breg 401(k) Plan allows for participants to contribute up to 100% of their compensation, subject to certain limitations, with the Company matching 100% of the first $1,000 deferred. Blackstone also sponsors a 401(k) plan (the “Blackstone 401(k) Plan”). The Blackstone 401(k) Plan allows for participants to contribute up to 75% of their compensation, subject to certain limitations, with the Company matching 50% of the first 6% of the employee’s compensation deferred. The Blackstone 401(k) Plan merged into the Orthofix Inc. 401(k) Plan at the beginning of 2010. During the years ended December 31, 2010, 2009 and 2008, expenses incurred relating to 401(k) Plans, including matching contributions, were approximately $2.8 million, $1.9 million and $1.8 million, respectively.

The Company operates defined contribution pension plans for its other International employees not described above meeting minimum service requirements. The Company’s expenses for such pension contributions during 2010, 2009 and 2008 were $0.7 million, $1.0 million and $1.0 million, respectively.

Under Italian Law, Orthofix S.r.l. accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. Each year’s provision for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. The Company’s expense for deferred compensation during 2010, 2009 and 2008 was approximately $0.1 million, $0.6 million and $0.5 million, respectively. Deferred compensation payments of $0.2 million, $0.6 million and $0.5 million were made in 2010, 2009 and 2008, respectively. The balance as of December 31, 2010 and 2009 of $1.5 million and $1.7 million, respectively, represents the amount which would be payable if all the employees and agents had terminated employment at that date and is included in other long-term liabilities.

The Orthofix Deferred Compensation Plan (the “Plan”), administered by the Board of Directors of the Company, effective January 1, 2007, and as amended and restated effective January 1, 2009, is a plan intended to allow a select group of key management and highly compensated employees of the Company to defer the receipt of compensation that would otherwise be payable to them. The terms of this plan are intended to comply in all respects with the provisions of Code Section 409A and Code Section 457A. Under the Plan, employees of the Company and its subsidiaries are eligible to participate if the employee is in management or a highly compensated employee and is named by the Board of Directors to be a participant in the Plan. All directors were eligible to participate in the Plan, but effective January 1, 2009, they were prohibited from further participation, unless a director performs services as an employee attributable, for tax purposes, to any U.S. subsidiary of the Company. An eligible employee may elect to enter into a salary deferral commitment and/or a director’s fees deferral commitment with respect to any plan year by submitting a participation agreement to the plan administrator by December 31 of the calendar year immediately preceding the plan year. Further, an eligible employee may elect to enter into a bonus deferral commitment with respect to bonus compensation earned during any plan year by submitting a participation agreement to the plan administrator by December 31 of the calendar year immediately preceding the plan year. Deferral commitments can be stated as a percentage or a flat dollar amount as allowed by the plan administrator. A participant’s participation agreement will remain in effect only for the immediately succeeding plan year. Distributions are made in accordance with the requirements of Code Section 409A.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

17.	Share-based compensation plans

At December 31, 2010, the Company had three stock option and award plans and one stock purchase plan which are described below.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) is a long term incentive plan that was originally adopted in April 2004. The 2004 LTIP Plan was approved by shareholders on June 29, 2004 and 2.0 million shares were reserved for issuance under this plan (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans). Awards generally vest on years of service with all awards fully vesting within three years from the date of grant for employees and either three or five years from the date of grant for non-employee directors. Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board of Directors. Awards granted under the 2004 LTIP Plan expire no later than 10 years after the date of the grant. On June 20, 2007, the Company’s shareholders approved amendments and a restatement of the 2004 LTIP Plan, providing for the following major changes: an increase in the number of shares available for grant from 2.0 million shares to 2.8 million shares, a specific allowance for grants of restricted stock awards, and a provision for fixed awards to non-employee directors on the date of their first election to the Board and on each subsequent re-election. On June 19, 2008, the Company’s shareholders approved further amendments to the 2004 LTIP Plan to increase the number of shares available for grant from 2.8 million shares to 3.1 million shares, to increase the annual grant to non-employee directors from 3,000 shares to 5,000 shares, and to limit in the future the number of shares that may be awarded under the plan as full value awards to 100,000 shares. At December 31, 2010, there were 2,512,177 options outstanding under the 2004 LTIP Plan, of which 1,909,464 were exercisable; in addition, there were 16,647 shares of restricted stock outstanding, none of which were vested.

Staff Share Option Plan

The Staff Stock Option Plan (the “Staff Plan”) is a fixed stock option plan which was adopted in April 1992. Under the Staff Plan, the Company granted options to its employees at the estimated fair market value of such options at the date of grant. Options generally vest based on years of service with all options to be fully vested within five years from date of grant. Options granted under the Staff Plan expire ten years after the date of grant. There are no options left to be granted under the Staff Plan. At December 31, 2010, there were 110,625 options outstanding and exercisable under the Staff Plan.

Performance Accelerated Stock Option Inducement Grants

On December 30, 2003, the Company granted inducement stock option awards to two key executives of Breg, in conjunction with the acquisition of Breg. The exercise price was fixed at $38.00 per share on November 20, 2003, when the Company announced it had entered into an agreement to acquire Breg. The inducement grants included both service-based and performance-based vesting provisions. The inducement grants became 100% vested on the fourth anniversary of the grant date but are subject to certain exercisability limitations. Following vesting on December 30, 2007, the original inducement grants limited the executives’ ability to exercise specific numbers of options during the years 2008 – 2012. Prior to the options fully vesting and as an inducement for the executives to extend the term of their employment agreements for one year, in November 2007 the Company entered into amended award agreements with the two executives. The amended agreements did not change the vesting date of the options, but provided that the options granted thereunder will only be exercisable during the fixed period beginning January 1, 2009 and ending on December 31, 2010. In December 2008, in order to meet certain requirements of Code Section 409A and the Treasury Regulations

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

promulgated thereunder, and fulfill the Company’s desire to extend each of the executives’ terms of employment with the Company, the Company and the executives entered into second amended and restated award agreements. The second amended agreements provided for the election by the executives of respective periods during which they can exercise options. Bradley Mason has elected to exercise 50,000 options in each of the following periods: April 1, 2010 through December 31, 2010, January 1, 2011 through December 31, 2011 and January 1, 2012 through December 31, 2012. William Hopson has elected to exercise his 50,000 options in the period between January 1, 2011 and December 31, 2011. Subject to certain termination of employment provisions and notwithstanding any other provisions of the second amended agreements, any portion of the options that are not exercised during their respective exercise periods will not be exercisable thereafter and will lapse and be cancelled. At December 31, 2010, there were 200,000 options outstanding and exercisable under the inducement grants.

Stock Purchase Plan

The Orthofix International N.V. Amended and Restated Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of shares of the Company’s common stock to eligible employees and directors of the Company and its subsidiaries that elect to participate in the plan and acquire shares of common stock through payroll deductions (including executive officers). On June 20, 2008, the Company’s shareholders approved an amendment and restatement of the plan, providing for the following major change: (i) to allow officers and directors of Orthofix Inc. to participate in the plan on the same basis as our other employees, (ii) to provide that the Company will assume and adopt the plan, as amended, in lieu of Orthofix Inc. acting as sponsor of the plan, (iii) to allow non-employee directors of the Company to participate in the plan, (iv) to increase by 500,000 shares the maximum number of shares available for issuance under the plan, and (v) to provide that the determination of the value of common stock under the plan will be determined either on the first or last day of the plan year, whichever date renders the lower value. These changes were generally effective for the plan year starting January 1, 2009. In June 2009, the Company’s shareholders approved a further amendment to the Stock Purchase Plan to increase the number of shares available for grant from 950,000 shares to 1,400,000 shares. In May 2010, the Company’s shareholders approved an additional increase of 450,000 shares available for grant for a total of 1,850,000 shares.

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

Due to the compensatory nature of such plan, the Company has recorded the related share based compensation in the consolidated statement of operations. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan is 1,850,000 shares. As of December 31, 2010, 1,099,371 shares had been issued under the Stock Purchase Plan.

Inducement Stock Option Agreement

In the year ended December 31, 2009, 50,000 stock options were granted pursuant to standalone inducement stock option agreement, on terms substantially the same as grants made under the Company’s Amended and Restated 2004 Long Term Incentive Plan. With this employee’s departure from the Company in 2010, only 16,667 of the 50,000 stock options granted remain outstanding and exercisable at December 31, 2010. These stock option grants vest in one-third increments annually. There were no stock options granted during 2010.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Share-Based Compensation:

As of December 31, 2010, the unamortized compensation expense relating to options granted and expected to be recognized was $2.0 million. This amount is expected to be recognized through June 30, 2012. The following table shows the detail of share-based compensation by line item in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 and the assumptions for each of these years in which grants were awarded:

(US$ in thousands, except assumptions)	Year Ended December 31, 2010 (1)	Year Ended December 31, 2009	Year Ended December 31, 2008
Cost of sales	$210	$677	$175
Sales and marketing	3,505	3,045	1,890
General and administrative	4,105	6,467	7,731
Research and development	318	563	793

Total	$8,138	$10,752	$10,589

Assumptions:
Expected term	—	4.00 years	3.92 years
Expected volatility	—	45.0% – 48.7%	28.4%
Risk free interest rate	—	1.60% – 2.57%	1.52% – 3.49%
Dividend rate	—	—	—
Weighted average fair value of options granted during the year	—	$9.29	$7.51

(1)	The Company did not grant any options during 2010.

Stock Option Activity:

Summaries of the status of the Company’s stock option plans as of December 31, 2010 and 2009 and changes during the year ended December 31, 2010 are presented below:

	2010
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	3,477,623	$32.09
Granted	—	$0.00
Exercised	(237,376)	$20.77
Forfeited	(250,778)	$31.01

Outstanding at December 31, 2010	2,989,469	$33.20

Options exercisable at December 31, 2010	2,336,756

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Outstanding and exercisable by price range as of December 31, 2010

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.42 – $23.58	331,995	8.31	$20.23	124,518	$19.57
$24.01 – $25.05	440,250	7.89	$25.00	211,584	$25.00
$25.10 – $28.50	69,917	5.10	$26.92	39,917	$27.27
$28.95 – $28.95	442,094	6.79	$28.95	310,185	$28.95
$29.17 – $37.76	483,991	4.43	$34.75	437,662	$35.07
$38.00 – $38.00	200,000	3.00	$38.00	200,000	$38.00
$38.11 – $38.11	323,372	4.95	$38.11	323,372	$38.11
$38.40 – $43.04	414,767	4.37	$41.43	406,435	$41.43
$43.26 – $50.50	275,583	5.83	$45.51	275,583	$45.51
$50.99 – $50.99	7,500	6.04	$50.99	7,500	$50.99

$10.42 – $50.99	2,989,469	5.82	$33.20	2,336,756	$35.45

The weighted average remaining contractual life of exercisable options was 5.19 years at December 31, 2010. The total intrinsic value of options exercised was $3.0 million, $0.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $29.00 closing price of the Company’s stock on December 31, 2010. The aggregate intrinsic value of options outstanding was $4.8 million, $10.9 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of options exercisable was $2.1 million, $1.9 million and $10,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Stock:

During the year ended December 31, 2008, the Company granted to employees 83,434 shares of restricted stock, which vest at various dates through December 2011. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $0.2 million at December 31, 2010. No shares of restricted stock were granted in 2010 or 2009.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

A summary of the status of our restricted stock as of December 31, 2010 and 2009 and changes during the year ended December 31, 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2009	62,161	$37.40
Granted	—	$0.00
Vested	(40,398)	$40.09
Cancelled	(5,116)	$32.50

Non-vested as of December 31, 2010	16,647	$32.38

18.	Earnings per share

For each of the three years ended December 31, 2010, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Year Ended December 31,
	2010	2009	2008
Weighted average common shares-basic	17,601,956	17,119,474	17,095,416
Effect of diluted securities:
Unexercised stock options net of treasury share repurchase	311,589	83,469	—

Weighted average common share-diluted	17,913,545	17,202,943	17,095,416

For the year ended December 31, 2008, the effects of all potentially dilutive options were excluded from the computation of diluted earnings per share because the Company had a net loss and, therefore, the effect would have been anti-dilutive. Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 1,750,213 and 3,220,357 outstanding options not included in the diluted earnings per share computation for the fiscal years ended December 31, 2010 and 2009, respectively, because the inclusion of these options was anti-dilutive.

19.	Restructuring charges

In the fourth quarter of 2008, as part of the Company’s strategic plan to strengthen the business, the Company initiated a restructuring plan to improve operations and reduce costs at Blackstone. The plan involved the consolidation of substantially all of Blackstone’s operations previously conducted in Wayne, NJ and Springfield, MA into the same facility housing its spine stimulation and U.S. orthopedics business in the Dallas, TX area. The Company completed the restructuring and consolidation in the second quarter of 2010 and recognized a total restructuring expense of $3.6 million.

In the fourth quarter of 2010, the Company initiated a reorganization plan to further streamline operations and lower operating costs within its Spine, Orthopedics and Sports Medicine global business units. Employee severance payments will extend through the third quarter of 2011. During the year ended December 31, 2010, the Company recorded restructuring charges of $3.6 million, which were related to employee severance costs. No further restructuring costs are anticipated. Approximately $1.9 million, $1.3 million and $0.4 million were

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

classified in the Company’s International, Domestic and Spinal Implants and Biologics segments, respectively. These restructuring costs were recorded in the year ended December 31, 2010 consolidated statements of operations with $1.6 million in selling and marketing and $2.0 million in general and administrative expense.

The following table presents changes in the restructuring liability, which is included within Other Current Liabilities in the Company’s consolidated balance sheets as of December 31, 2010 and December 31, 2009:

(US$ in thousands)	Severance	Abandoned Assets	Total
Balance at December 31, 2008	$548	$—	$548
Charges under 2008 plan	2,565	1,020	3,585
Cash payments	(1,287)	—	(1,287)
Non-cash items	—	(1,020)	(1,020)

Balance at December 31, 2009	1,826	—	1,826
Charges under 2010 plan	3,550	—	3,550
Cash payments	(3,738)	—	(3,738)

Balance at December 31, 2010	$1,638	$—	$1,638

There were no charges incurred during 2008.

20.	Sale of non-core operations

In March 2008, the Company sold the intellectual property, business assets and distribution rights to the Pain Care® line of ambulatory infusion pumps previously designed, manufactured and distributed by the Sports Medicine reporting unit. The Company received cash proceeds of $6.0 million and recognized a gain on sale of $1.6 million.

On March 8, 2010, the Company entered into an asset purchase agreement (the “APA”) in which the Company agreed to sell substantially all of the assets of its vascular operations related to the A-V IMPULSE SYSTEM® and related accessories (including finished goods inventory and tangible assets). At the closing, the Company received payment of approximately $27.7 million, which amount includes the estimated value of certain finished goods inventory conveyed at the closing, and remains subject to post-closing verification.

Pursuant to the APA, the Company agreed to enter into certain transition arrangements at the closing, including (i) a transition services agreement pursuant to which, among other things, the Company would continue to provide operational support with respect to the transferred assets in certain jurisdictions for a period of up to five months, and (ii) two separate supply agreements pursuant to which, among other things, the Company would provide manufacturing and logistics services with respect to certain ImPads for a period of two years and provide other products for a period of 90 days. During the second and third quarters of 2010, the Company completed the transition services agreement and one of the supply agreements (which supplies the other products). The Company also agreed to enter into a 5-year noncompetition agreement at closing with respect to the business of the assets being transferred. Due to the continuing contractual involvement of these agreements, the transaction has not been presented as discontinued operations.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

The following table presents the value of the asset disposition, the cash purchase price, cash proceeds received, net of certain litigation costs and the gain on the sale of the vascular operations as shown in the Consolidated Statements of Operations for the year ended December 31, 2010.

(US$ in thousands)	Total
Cash proceeds, net of litigation (1)	$24,215
Less:
Transaction related expenses	2,253
Inventory and property, plant and equipment	2,369
Goodwill and intangible assets	7,574

Gain on sale of vascular operations	12,019
Income tax expense	3,498

Gain on sale of vascular operations, net of taxes	$8,521

(1)	In conjunction with the sale of the vascular operations, the Company settled an outstanding litigation claim by the former patent holders for $3.5 million.

21.	Quarterly financial data (unaudited)

(U.S. Dollars, in thousands, except per share data)

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter	Year
2010
Net sales	$138,823		$142,845	$138,906	$143,796	$564,370
Gross profit	106,129		108,758	106,640	111,127	432,654
Net income	17,492	(1)	10,232	8,520	7,964	44,208

Net income per common share:
Basic	$1.00	(2)	$0.58	$0.48	$0.45	$2.51
Diluted	$0.99	(2)	$0.57	$0.48	$0.44	$2.47

2009
Net sales	$128,975		$137,546	$135,098	$144,016	$545,635
Gross profit	96,168		100,637	103,113	107,267	407,185
Net income	2,879		5,944	6,188	9,461	24,472

Net income per common share:
Basic	$0.17		$0.35	$0.36	$0.55	$1.43
Diluted	$0.17		$0.35	$0.36	$0.55	$1.42

(1)	Includes the $12.0 million gain on sale of the divested vascular business (see Note 20).
(2)	The sum of per share earnings by quarter may not equal earnings per share for the year due to the change in average share calculations. This is in accordance with prescribed reporting requirements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Balance Sheets

(US$ in thousands)	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,882	$403
Prepaid expenses and other current assets	489	488

Total current assets	3,371	891
Other long term assets	113	279
Investments in and amounts due from subsidiaries and affiliates	307,397	247,530

Total assets	$310,881	$248,700

Liabilities and shareholder’s equity
Current liabilities	$1,879	$1,996
Long-term liabilities	8,111	6,435
Shareholder’s equity:
Common stock	1,772	1,714
Additional paid in capital	195,402	177,246
Accumulated earnings	98,327	54,119
Accumulated other comprehensive income	5,390	7,190

	300,891	240,269

Total liabilities and shareholder’s equity	$310,881	$248,700

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations

(US$ in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
(Expenses) income:
General and administrative	$(13,146)	$(10,444)	$(11,945)
Equity in earnings of investments in subsidiaries and affiliates	59,620	36,592	(215,310)
Other, net	(390)	301	481

Income (loss) before income taxes	46,084	26,449	(226,774)
Income tax expense	(1,876)	(1,977)	(1,780)

Net income (loss)	$44,208	$24,472	$(228,554)

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statement of Cash Flows

(US$ in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net income (loss)	$44,208	$24,472	$(228,554)

Equity in earnings of investments in subsidiaries and affiliates	(59,620)	(36,592)	215,310
Cash provided by other operating activities	7,497	3,574	2,350

Net cash used in operating activities	(7,915)	(8,546)	(10,894)

Cash flows from investing activities:
Distributions and amounts received from subsidiaries	21,597	13,237	11,074
Capital expenditures	(5)	(114)	(196)

Net cash provided by investing activities	21,592	13,123	10,878

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,854	70	1,734
Contributions to subsidiaries and affiliates	(21,274)	(4,672)	(11,165)
Repurchase of equity	—	(220)	—
Tax benefit on exercise of stock options	2,222	25	22

Net cash used in financing activities	(11,198)	(4,797)	(9,409)

Net increase (decrease) in cash and cash equivalents	2,479	(220)	(9,425)
Cash and cash equivalents at the beginning of the year	403	623	10,048

Cash and cash equivalents at the end of the year	$2,882	$403	$623

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

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

Certain of the Company’s subsidiaries have restrictions, with an effective date of August 30, 2010, on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets the Company’s subsidiaries held at December 31, 2010 and 2009 was approximately $178.5 million and $143.1 million, respectively. Such restrictions are on net assets of Orthofix Holdings, Inc. and its subsidiaries.

3.	Commitments, contingencies and long-term obligations

For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 8, Note 11 and Note 15 of the Company’s consolidated financial statements.

4.	Dividends from subsidiaries

Cash dividends received by Orthofix International N.V. from its consolidated subsidiaries accounted for by the equity method were $21.6 million, $13.2 million and $11.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Orthofix International N.V.

Schedule 2—Valuation and Qualifying Accounts

For the years ended December 31, 2010, 2009 and 2008:

(US$ in thousands)		Additions
Provisions from assets to which they apply:	Balance at beginning of year	Charged to cost and expenses	Charged (credited) to other accounts	Deductions/ Other	Balance at end of year
2010
Allowance for doubtful accounts receivable	$7,205	$8,746	$(60)	$(8,641)	$7,250
Inventory allowance	23,881	7,376	—	(1,832)	29,425
Deferred tax valuation allowance	17,239	3,784	—	—	21,023

2009
Allowance for doubtful accounts receivable	$6,473	$7,335	$(70)	$(6,533)	$7,205
Inventory allowance	21,168	8,760	—	(6,047)	23,881
Deferred tax valuation allowance	14,370	2,869	—	—	17,239

2008
Allowance for doubtful accounts receivable	$6,441	$7,261	$(133)	$(7,096)	$6,473
Inventory allowance (1)	9,893	14,858	(22)	(3,561)	21,168
Deferred tax valuation allowance	11,377	2,993	—	—	14,370

(1)	In the year ended December 31, 2008, due to reduced projections in revenue, distributor terminations, new products, and the replacement of one product with a successor product, the Company changed its estimates regarding the inventory allowance at Spinal Implants and Biologics, primarily based on estimated net realizable value using assumptions about future demand and market conditions. The change in estimate resulted in an increase in the reserve for obsolescence of approximately $10.9 million.