Form 10-K/A
period 2010-12-31
ORTHOFIX INTERNATIONAL N V
filed 2011-05-02
CIK 884624

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

As of April 26, 2011, 18,037,300 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends Orthofix International N.V.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “Commission”) on March 3, 2011 (the “Original Form 10-K”). The sole purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days of the fiscal year end, which involves the election of directors. The Company’s definitive proxy statement will not be filed before May 2, 2011 (i.e., within 120 days after end of the Company’s 2010 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Original Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

In this Amendment, the terms “we”, “us”, “our”, “Orthofix” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about the persons who serve as our directors. (Information regarding our executive officers was previously included Part I of our Original Form 10-K filing on March 3, 2011.)

Name	Age	Position
James F. Gero	66	Chairman of the Board of Directors
Alan W. Milinazzo	51	Chief Executive Officer, President and Director
Guy Jordan (1) (3)	62	Director
Michael R. Mainelli (1) (2)	49	Director
Maria Sainz (1) (2)	45	Director
Walter von Wartburg (3)	71	Director
Kenneth R. Weisshaar (2) (3)	60	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
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

James F. Gero. Mr. Gero became Chairman of Orthofix International N.V. on December 2, 2004 and has been a Director of Orthofix International N.V. since 1998. He is a Director of publicly-traded companies Intrusion, Inc. and Drew Industries, Inc., where he serves in each case as chairman of the compensation committee and member of the audit committee. He is also a private investor.

In addition to valuable institutional knowledge resulting from his long-standing service and leadership to the Company, Mr. Gero’s substantial history as a director of several public and private companies, as well as his prior executive experience as the chief executive officer of Sierra Technologies, Inc. and Varo, Inc., provides relevant governance and operational experience to Orthofix’s Board.

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

Mr. Milinazzo’s experience in, and knowledge of, the medical device industry, as well as the operational knowledge regarding the Company he possesses in his capacity as the Company’s chief executive officer, brings unique and valuable insight to the Board.

Guy J. Jordan, Ph.D. Dr. Jordan became a non-executive Director of Orthofix International N.V. in December 2004. Most recently, from 1996 to 2002, Dr. Jordan served as a Group President at CR Bard, Inc., a medical device company, where he had strategic and operating responsibilities for Bard’s global oncology business and functional responsibility for all of Bard’s research and development. Dr. Jordan earned a Ph.D. in organic chemistry from Georgetown University as well as an MBA from Fairleigh Dickinson University. He also currently serves on the boards of private health care companies EndoGastric Solutions, Inc. and Catheter Connections, Inc.

The Board believes that Dr. Jordan’s current and past experience as an executive and board member of several medical device companies, as well as his accomplished academic background, brings valuable insight to the Board. In addition, he provides relevant knowledge and understanding of public company governance issues.

Michael R. Mainelli. Mr. Mainelli became a non-executive Director of Orthofix International N.V. in August 2009. Since May 2009 he has served as President and Chief Executive Officer of Active Implants Corporation, an early stage company developing a platform technology for orthopedic hip and knee markets, where he has also been a Director since 2008. Between 2005 and 2006 he was an executive officer and Sector President, Medical Devices for Intermagnetics General Corporation. Between 1996 and 2004 he was an executive officer of Stryker Corporation, serving as President-Stryker Spine, President-Stryker Japan, and Vice President, Corporate Development and Assistant to the Chairman. Between 1984 and 1996 he was employed by GE in a variety of operations and marketing roles, ultimately serving as a marketing and product management executive in the Global Magnetic Resonance Imaging Business at GE Medical Systems, now called GE Healthcare. Mr. Mainelli holds a MBA from the University of Chicago, a MSE from the University of Pennsylvania, and a BSME from Northeastern University.

Mr. Mainelli has broad experience in the medical device industry, including an extensive background in the spine segment. As a result, he brings significant industry depth and valuable operating experience to the Board, especially in view of the Company’s expansion of operations in the spine segment over the last several years.

Maria Sainz. Ms. Sainz became a non-executive Director of Orthofix International N.V. in June 2008. In April 2008, she became President and Chief Executive Officer of Concentric Medical, Inc., a company developing and commercializing devices to perform mechanical clot removal post-stroke. From 2003 to 2006, she was the President of the Cardiac Surgery division of Guidant Corporation. After Boston Scientific acquired Guidant, Ms. Sainz led the integration process for both the Cardiac Surgery and European Cardiac Rhythm Management business of Guidant into Boston Scientific. Between 2001 and 2003, Ms. Sainz was the Vice President of Global Marketing — Vascular Intervention of Guidant. Ms. Sainz earned a Bachelor and Masters of Arts from the Universidad Complutense de Madrid and a Masters Degree in International Management from American Graduate School of International Management. Ms. Sainz became a Director of The Spectranetics Corporation, a publicly-traded medical device company, in November 2010.

Ms. Sainz provides the Board with significant experience in the medical device industry, as well as insight into international markets. The Board also values the perspective she brings from her current position as a chief executive officer.

Walter von Wartburg, Ph.D. Dr. von Wartburg became a non-executive Director of Orthofix International N.V. in June 2004. He is an attorney and has practiced privately in his own law firm in Basel, Switzerland since 1999, specializing in life sciences law. He has also been a Professor of administrative law and public health policy at the Saint Gall Graduate School of Economics in Switzerland for 25 years. Previously, he held top management positions with Ciba Pharmaceuticals and Novartis, in each case with a focus on corporate communication matters.

Mr. von Wartburg’s expertise in law and life sciences, together with his international experience, brings valuable interdisciplinary insight to the Board. The Board also values his experience in the area of corporate communications.

Kenneth R. Weisshaar. Mr. Weisshaar became a non-executive Director of Orthofix International N.V. in December 2004. From 2000 to 2002, Mr. Weisshaar served as Chief Operating Officer and strategy advisor for Sensatex, Inc. Prior to that, Mr. Weisshaar spent 12 years as a corporate officer at Becton Dickson, a medical device company, where at different times he was responsible for global businesses in medical devices and diagnostic products and served as Chief Financial Officer and Vice President, Strategic Planning. Mr. Weisshaar earned a Bachelor of Science degree from Massachusetts Institute of Technology and an MBA from Harvard University. He also serves on the board, and as chair of the board’s audit committee, of CAS Medical Systems, Inc., a publicly traded manufacturer of medical devices for non-invasive patient monitoring. Prior to its acquisition in 2007, he also served for four years on the board of Digene Corporation, a publicly traded biotechnology company, where he was chair of the audit committee and a member of the compensation committee.

The Board believes that Mr. Weisshaar’s past operating experience as president of several global medical products businesses brings valuable operational and industry-specific insight to the Board. In addition, the Board values his experience as a former chief financial officer, and qualifications as an “audit committee financial expert”, especially in connection with his service on the Company’s audit committee.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Messrs. Weisshaar and Mainelli and Ms. Sainz currently serve as members of the Audit Committee. Mr. Weisshaar served on the committee during all of the 2010 calendar year. Mr. Mainelli joined the Committee on December 7, 2010 following the resignation of Thomas J. Kester from the Board on November 29, 2010. Ms. Sainz joined the Committee on February 22, 2011 following the death of Jerry C. Benjamin, who had been serving as Chairman of the committee. Mr. Weisshaar became Interim Chairman of the committee on February 22, 2011. Under the current rules of the Nasdaq Global Select Market and pursuant to Rule 10A-3 of Schedule 14A under the Securities Exchange Act of 1934, as amended, all of the current members of the Audit Committee, as well as all members who served during 2010, are independent. Our Board of Directors has determined that Mr. Weisshaar is an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-K.

Code of Conduct and Ethics

All Orthofix employees, directors and executive officers are required to comply with the Code of Conduct and Ethics that we have adopted. The goals of our Code of Conduct and Ethics, as well as our corporate compliance program (which we branded the Integrity Advantage™ Program), are to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) the full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct and Ethics, and (v) accountability for adherence to the Code of Conduct and Ethics. Our Code of Conduct and Ethics applies to all areas of professional conduct, including customer relationships, conflicts of interest, financial reporting, use of company assets, insider trading, intellectual property, confidential information and workplace conduct. Under the Code of Conduct and Ethics, employees, directors and executive officers are responsible for promptly reporting potential violations of any law, regulation or the Code of Conduct and Ethics to appropriate personnel or a hotline we have established.

Our Code of Conduct and Ethics is available for review on our website at www.orthofix.com under the Corporate Governance caption in the Investors section.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and holders of more than 10% of our common stock (collectively, the “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. Based on our review of these reports from the Reporting Persons, we believe that during the fiscal year ended December 31, 2010 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with, except that Mr. Ferrari had one stock option exercise transaction reported late.

Item 11. Executive Compensation

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dr. Jordan, Mr. Mainelli and Ms. Sainz currently serve as members of the Compensation Committee. Dr. Jordan serves as Chairman of the committee. All members served during the entire 2010 calendar year. Mr. Kester also served on the Committee as Chairman until his resignation from the Board on November 29, 2010, after which Dr. Jordan was appointed Chairman on December 7, 2010. All persons who served on the Compensation Committee in 2010 satisfied, and all persons currently serving on the Compensation Committee satisfy, the qualification standards of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and Section 16 of the Exchange Act. All members are non-employee, non-affiliated, outside directors and they are considered independent under the current rules of the Nasdaq Global Select Market and the SEC.

No interlocking relationship, as defined in the Exchange Act, exists between our Board or Compensation Committee and the board of directors or compensation committee of any other entity.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Overview

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

Under this philosophy, the Committee’s goal is to fairly compensate executive officers with an emphasis on providing incentives that balance the promotion of both our short- and long-term objectives. As described in more detail below, achievement of short-term objectives is rewarded through base salary and cash bonuses, while grants of stock options and restricted stock encourage executive officers to focus on our long-term goals. The Committee may choose to materially increase or decrease compensation based on performance and the achievement of the above objectives. These core components remain the basis for our executive compensation philosophy as we continue to grow.

In implementing this overall compensation philosophy for the Company’s executive officers, the Committee is guided by the following principles:

•

Pay for Performance - The Committee places considerable emphasis on the Company’s annual incentive plan, which is intended to reward executive officers for achieving specific operating and financial objectives. The Committee seeks to provide rewards through the annual incentive plan by measuring performance based on key pre-established measures reflecting positive financial performance by the Company and its business units and divisions.

•

Competitive Target Pay Opportunities - The Committee believes that the Company must offer competitive target total compensation to recruit and retain key executive talent. As such, our executive compensation program has been structured to provide total direct compensation (base salary plus target cash opportunities plus long-term incentive grants) at or near the 50th percentile of the prevailing market practices of our industry peers. To ensure that our pay levels are calibrated to reward performance, our programs are designed to deliver actual amounts of pay that are consistent with the Company’s performance.

•

Encourage Executive Share Ownership - The Committee believes that a significant portion of each executive’s compensation and wealth accumulation opportunities should be tied to the Company’s financial performance and share price. Though the remaining pool of stock options available for future issuance under our 2004 long-term incentive plan is currently very limited, we seek to award stock options and restricted stock pursuant to this plan so that over a period of time, a significant portion of an executive officer’s actual compensation is provided in the form of share-based compensation. We also facilitate the purchase of our common stock by executive officers pursuant to a stock purchase plan, and encourage ownership of our common stock by our President and Chief Executive Officer pursuant to stock ownership guidelines we have adopted.

•

Provide Moderate Health and Welfare Benefits - The Committee considers these benefits to be important for each employee, and seeks to provide a moderate level of these benefits to executive officers, generally consistent with the level of health and welfare benefits provided to all Company employees.

Governance of Executive Compensation

As described further below, executive compensation for our executive officers is reviewed and established annually by the Committee, which consists solely of independent directors. The Committee’s compensation decisions are intended to reflect its ongoing commitment to strong compensation governance, which the Committee believes are reflected in the following elements of our executive compensation:

•

Stock Ownership Guidelines Align Our CEO and Directors with Shareholders. During 2010, we adopted stock ownership guidelines that apply to our President and Chief Executive Officer, Chairman, and all members of our Board of Directors.

•

No Promotion of Excessive Risk Taking. We believe that our compensation programs do not encourage excessive risk taking. For example, we do not provide guaranteed bonuses under our annual incentive program, and we have never made “mega” annual equity grants to any of our current management team members. We also utilize multiple performance metrics under our annual incentive plan.

•

No Below-Market Grants or Repricing of Stock Options. Equity awards, including stock options, are never issued with below-market exercise prices, and the repricing of stock options without stockholder approval is expressly prohibited under our long-term incentive plan. The Committee believes that the issuance of discount stock options and authorization of post-grant date repricings are each not performance-based pay practices, and therefore inconsistent with the Committee’s commitment to pay for performance.

•

50th Percentile of Peer Total Compensation Target. Our base salaries and target total compensation for named executive officers is targeted to be at approximately the 50th percentile of companies in a peer group approved by the Committee. This peer group is comprised of organizations within our industry and that are within range of our company size taking into consideration strong pay correlation elements such as revenues and market capitalization. These are also companies with which we may compete directly for executive talent.

•

Pay At Risk Based on Performance. As our programs are designed using a pay for performance philosophy, actual pay realized (earned) by our executives is predominantly at risk through our performance-based annual incentive program and though our long-term incentive grants that consist of both stock options (which will only provide value to executives if our stock price appreciates) and restricted shares.

Compensation Process

The Committee is responsible for establishing and evaluating compensation policies and determining, approving and evaluating employee compensation, including the total compensation packages for our executive officers and other key employees and compensation under the Company’s equity incentive plans and other Company compensation policies and programs. The Committee specifically considers and approves the compensation for the Chief Executive Officer and other executive officers. It is also responsible for making recommendations to the Board regarding the compensation of directors. The Committee relies on select senior executive officers to make recommendations on certain aspects of compensation as discussed below. The Committee acts under a written charter adopted by the Board. The Committee reviews its charter annually and recommends any changes to the Board. The Committee last amended its charter in November 2009. The charter is available on our website at www.orthofix.com. From January 1, 2010 to November 29, 2010, the Committee consisted of Messrs. Kester and Mainelli, Dr. Jordan and Ms. Sainz, with Mr. Kester serving as Chairman. Since December 7, 2010, the Committee has consisted of Dr. Jordan, Mr. Mainelli and Ms. Sainz, with Dr. Jordan serving as Chairman. During 2010, each member of the Committee was an independent, non-employee, non-affiliated, outside director while he or she served on the Committee. The Committee has furnished its report below.

Throughout this document, the following persons are referred to collectively as our “named executive officers”: (i) Alan W. Milinazzo, our President and Chief Executive Officer (who is our principal executive officer), (ii) Robert S. Vaters, our Executive Vice President and Chief Operating Officer (who served as our principal financial officer during the 2010 calendar year), (iii) Michael M. Finegan, our Vice President, Corporate Development, and President, Biologics, (iv) Luigi Ferrari, our President, Global Orthopedics Business Unit, (v) Eric Brown, our former President, Spine Stimulation (who ceased employment with the Company as of January 31, 2011), (vi) Kevin Unger, our former President, Orthofix Spinal Implants (who ceased employment with the Company as of November 12, 2010), and (vii) Raymond C. Kolls, our former Senior Vice President, General Counsel and Corporate Secretary (who ceased employment with the Company as of March 31, 2010).

In addition to Messrs. Milinazzo, Vaters, Finegan and Ferrari, our other current executive officers are (i) Brian McCollum, our Chief Financial Officer and Senior Vice President of Finance (who became our principal financial officer on January 10, 2011), (ii) Vicente Trelles, our Senior Vice President, World Wide Operations and Shared Services, (iii) Brad Lee, our President, Global Sports Medicine Business Unit, and (iv) Jeffrey M. Schumm, our Senior Vice President, General Counsel and Corporate Secretary. None of Messrs. McCollum, Trelles, Lee nor Schumm met applicable SEC criteria for being a “named executive officer” as described herein, but some or all of such executives may meet this criteria in future years, and the committee is responsible for setting the compensation for each such executive.

Role of Executive Officers

At the Committee’s request, from time to time certain of our senior management present compensation-related initiatives to the Committee. For instance, while the Committee approves all elements of compensation for executive officers, the Committee requests on an annual basis that senior management aid the Committee in fulfilling its duties by facilitating the gathering of information relating to potential targets and goals under our annual incentive program as well as possible stock option or restricted stock grants, and possible cash retention bonuses. This information is prepared in accordance with the market-based compensation data developed by the Committee’s outside compensation consultant, Towers Watson (formerly named Towers Perrin), and approved by the Committee. The Committee then reviews this information in connection with it setting the annual incentive targets and goals. The Chief Financial Officer is generally responsible for the compensation process within the Company, and provides input to the Committee in such capacity. The Chief Executive Officer and Chief Operating Officer also provide the Committee with additional input and perspective in connection with the Committee’s salary determinations for named executive officers. The Chief Executive Officer, Chief Operating Officer and Chief Financial Officer frequently attend meetings of the Committee in these respective capacities. To the extent required or advisable, these executive officers are excluded from any Committee discussions or votes regarding their compensation.

Compensation Consultant

The Committee has the authority under its charter to retain, at the Company’s expense, outside compensation consultants to assist in evaluating compensation. The Committee also has the authority to terminate those engagements. In accordance with this authority and to aid the Committee in fulfilling its duties, the Committee has engaged Towers Watson since 2004 as its outside compensation consultant.

In its role as compensation consultant, Towers Watson has worked with the Committee to develop our executive and director compensation philosophy, and Towers Watson periodically conducts reviews and updates of our executive officer and director compensation programs and long-term incentive practices at the request of the Committee. For instance, at the Committee’s request, in 2006 and 2008, Towers Watson conducted an assessment of our top five executive compensation levels as compared to the competitive market to determine whether they remain consistent with our compensation philosophy. In connection with this assessment, each time, Towers Watson made comparisons to our then-current peer group and considered the compensation levels and program design for executive officers of those peer group companies based upon publicly-available disclosure regarding the compensation arrangements at those companies. Towers Watson also compared our long-term incentive grant guidelines for all equity-eligible employees and directors to the competitive market to enable the Committee to determine if current equity grant levels are aligned with our compensation philosophy. As part of this process and at the request of the Committee, Towers Watson also conducted a competitive market analysis of outside director pay practices and levels such that the Committee could determine if our current outside director compensation program was aligned with the competitive market. In September 2010, the Committee obtained updated benchmarking survey information from Towers Watson to assess the total cash compensation for our named executive officers. This information indicated that, on average, cash compensation for our named executive officers was within range of the 50th percentile. However, equity levels and total direct compensation levels (which is the sum of cash and equity compensation) were below the market 25th percentile as the Committee had made no grants of equity awards to the named executive officers as the Company had minimal shares left in the shareholder-approved equity pool. Towers Watson has been asked to update the competitive compensation analysis for both the senior executives and the Board of Directors in 2011.

In order to perform their tasks as requested by the Committee, certain of our senior management has shared access to much of the information compiled and provided to the Committee by the consultant. In addition, the Company’s management engages Towers Watson on an ad hoc limited basis, and with the Committee’s permission, in connection with certain human capital-related projects. In 2007, 2008 and 2009, the Committee engaged Towers Watson to assist it with conducting an analysis of the impact of amendments to the 2004 LTIP. In addition, Towers Watson was also retained in 2008 by the Compensation Committee to provide decision quality data related to the Committee’s review and realignment of Orthofix’s compensation peer group and develop competitive compensation data for the top two tiers of management at Orthofix utilizing this peer group such that the Committee could make compensation related-decisions regarding Orthofix’s named executive officers. Towers Watson was also retained by the Committee to develop specific retention model alternatives and recommendations and prepare communication materials to send to the Company’s employees regarding its initial grants of restricted stock under the 2004 LTIP. In 2009 and 2010, Towers Watson was engaged to assist the Company in updating its compensation peer group, in part, to account for recent consolidation in the industry.

Benchmarking

Decisions related to executive compensation program design and pay levels are informed, in part, by the practices and pay levels of comparable peer organizations. During 2010, the Committee engaged Towers Watson to conduct an executive compensation analysis that provided summarized data on market competitive levels of total compensation. In conducting the 2010 benchmarking, Towers Watson utilized a selection of peer companies, which was reviewed and approved by the Committee in March 2010 to ensure that it represented organizations of the appropriate size and complexity based upon key financial factors such as annual gross revenues, shareholder return and market capitalization. This peer group contained the following eighteen medical technology and device manufacturers and distributors with which we may compete against for executive talent.

• AGA Medical Holdings, Inc.*	• Mednax Inc.

• American Medical Systems Holdings Inc.	• NuVasive, Inc.

• Cooper Companies, Inc.	• ResMed, Inc.

• Edwards Lifesciences Corporation	• Sirona Dental Systems Inc.

• Gen-Probe Inc.	• STERIS Corporation

• Haemonetics Corporation	• Thoratec Corporation

• Integra LifeSciences Holding Corporation	• Volcano Corporation

• Intuitive Surgical Inc.	• West Pharmaceutical Services, Inc.

• Medicis Pharmaceutical Corporation	• Wright Medical Group Inc.

*	Denotes that the company has subsequently been acquired, but was considered as part of the Company’s 2010 benchmarking survey.

Elements of Executive Compensation

Overview

Our compensation program for executive officers and other key employees in 2010 consisted of three primary elements:

•	annual salary;

•	performance-based incentives in the form of annual cash bonuses; and

•	long-term equity-based incentives, generally in the form of stock options granted under the 2004 LTIP.

The Committee reviews annually what portion of an executive officer’s compensation should be in the form of salary, potential annual performance-based cash bonuses and stock option-based compensation. The Committee believes an appropriate mix of these elements, commensurate with our compensation philosophy, will ensure that our compensation objectives are achieved. See “—Executive Compensation Philosophy” below for more information on the Committee’s guidelines for each element of executive compensation. As part of its decision making process, the Committee reviews information setting forth all components of the compensation and benefits received by our named executive officers. This information includes a specific review of dollar amounts for salary, bonus, perquisites and long-term incentive compensation in the form of stock options.

In addition, during 2010 and 2011, the Committee considered, and ultimately implemented in February 2011, retention cash bonuses to certain executive officers due to special circumstances. In determining to grant these bonuses, the Committee took into account that the Committee had not made any stock option or restricted stock based awards to executive officers during 2010 due to limitations on share availability under the 2004 LTIP, and that the amount of stock option and restricted stock awards made concurrently in February 2011 would be limited by share availability under the 2004 LTIP. (As of March 31, 2011, only 96,746 shares remain available for issuance pursuant to future awards under the 2004 LTIP.) In addition, the Committee considered the significant additional demands and management challenges that result, in the near term, from several ongoing government investigation and litigation matters facing the Company. The Committee’s intent in making these awards was to compensate executive officers for the Committee’s expectation that aggregate equity-based awards in 2010 and 2011 would be below the Company’s 50th percentile of peer target due to plan availability limitations.

With respect to incentive compensation, the (i) setting of performance goals for the attainment of cash bonuses and the determination of awards thereunder and (ii) determination of the number and type of annual equity-based compensation awards are typically done at different times during the year. The Committee believes that the separation of the timing of these grants and awards provides for increased incentives for the recipients. These incentives are based on financial objectives that are important to the Company, including income or cash flow attainment and sales attainment. Individual performance is also taken into account. The consideration of individual performance enables the Committee to differentiate among executive officers and emphasize the link between personal performance and compensation. We do not currently provide stock appreciation rights or other incentive compensation, but in 2007 we began granting restricted stock to non-executive officers only, in addition to or in lieu of stock option grants. In addition, in February 2011, the Committee made grants of restricted stock to executive officers due to limitations on share availability under the 2004 LTIP which limited the number of stock options that could be granted to such executive officers, causing the Committee to determine that a grant of “full value” awards would be appropriate.

Certain executive officers are eligible to participate in the Orthofix Deferred Compensation Plan, whereby such eligible participants may elect to defer a portion of their earnings each year. Executive officers and directors are also eligible to participate in our Stock Purchase Plan. We also provide our executive officers and directors with certain limited perquisites discussed below.

Executive Compensation Philosophy

In March 2008, the Committee approved a “pay-for-performance” executive compensation philosophy. This philosophy takes into account the results of our periodic benchmarking, using both the peer group and survey sources, and assumes that the Company has met its performance goals. This compensation philosophy emphasizes pay at risk through awards made under the cash-based annual incentive plan as well as grants made under the long-term equity compensation program as outlined above.

Pay Element	Market Position	Rationale

Base Salary	50th Percentile	“Competitive” annual salary.

Total Cash Goal (1)	50th Percentile (2)	Target incentive opportunity aligned with market 50th percentile to be “competitive.” Opportunity for greater than “competitive” cash compensation only if individual and company performance exceeds target goals.

Long-Term Incentive Grants	The annual long-term equity incentive grant program is designed to align senior management with shareholders while being fair and competitive (3)	Long-term incentive grants are awarded weighing the following: market competitive expected value delivered annually, individual and company performance, share utilization/dilution, executive alignment with shareholder interests and retention of key employees.

Total Direct Compensation Goal (4)	50th Percentile	Align long-term incentive plus total cash with shareholder interests and reward individual and company long-term performance.

(1)	Total cash compensation equals annual salary plus annual cash incentives.
(2)	Actual award levels will vary within a set range developed around a target based upon primarily company performance goals, but also individual performance goals.
(3)	As noted below, the equity grants may be higher or lower than the market 50th percentile based upon a variety of factors.
(4)	Total direct compensation equals total cash plus annualized expected value of long-term incentives.

Our target percentiles are guidelines. The annual salary, annual incentive awards and equity awards may be higher or lower than the 50th percentile for certain individuals based upon company and individual performance, competitive market practices, shareholder alignment, availability of shares for equity grants and the need for executive retention. The Committee may depart from the target percentiles for other purposes based upon particular facts and circumstances that apply to an individual, entity or a division at the time, including adjustments due to market conditions, the promotion of employees and other factors.

The Committee generally engages a compensation consultant to provide peer group benchmarking survey information every few years. In years when benchmarking survey information is not procured, the Committee uses data provided to the Committee during the prior year, and makes cost-of-living or other adjustments as it deems appropriate. The Committee obtained benchmarking survey information from Towers Watson in March 2008, which was used in the Committee’s determination of compensation levels for 2008. The Committee did not procure new benchmarking survey data when setting 2009 and 2010 compensation levels in February 2009 and January 2010, respectively, but instead used the prior year’s data and applied merit and cost-of-living adjustments, which adjustments generally increased compensation in the amount of 3-5% per executive from prior year amounts (except with respect to executives who had received promotions, whose compensation was also increased to reflect such promotions).

In September 2010, the Committee obtained updated benchmarking survey information from Towers Watson. This information indicated that, on average, cash compensation for our named executive officers was within range of the 50th percentile. However, equity levels and total direct compensation levels (which is the sum of cash and equity compensation) were below the market 25th percentile as the Committee had made no grants of equity awards to the named executive officers as the Company had minimal shares left in the shareholder-approved equity pool. Based on this information, the Committee determined that the Company’s current executive compensation levels were slightly below the 50th percentile targeted amounts for peer companies. The Committee considered this information when setting annual salaries in March 2011, as well as in connection with the Committee’s determination to institute retention cash bonuses due to special circumstances in February 2011.

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

The Committee approved salary increases for our named executive officers in March 2011. These increases, which were generally in the amount of 3-4% for officers not receiving a promotion, were designed to bring base salary amounts in line with the 50th percentile of our industry peer group based on the September 2010 benchmarking data obtained by the Committee from Towers Watson. The 2011 base salary amounts for our named executive officers are as follows:

Name	Title	2011 Annual Base Salary
Alan W. Milinazzo	President and Chief Executive Officer	$562,380
Robert S. Vaters	Executive Vice President and Chief Operating Officer	$456,500
Michael M. Finegan	President, Biologics and Vice President, Corporate Development	$328,879
Luigi Ferrari	President, Global Orthopedics Business Unit	€247,561

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

The annual incentive program is based on goals determined by the Committee in line with annual budgets approved by the full Board. Under our program, at the outset of each year the Committee establishes target performance goals and a range of performance around the target performance goals for which a bonus would be paid as described below. We set the performance goals with the intent that it will be challenging for a participant to receive 100% of his or her incentive opportunity target award. However, an executive officer can earn from 0% to 150% of his or her targeted bonus based upon actual performance measured against the range of established performance goals. Varying bonuses are paid for the attainment of specified goals within that range. For named executive officers the maximum bonus is a percentage of that person’s salary. See “Agreements with Named Executive Officers” below for more information on the target opportunities for each named executive officer under the annual incentive plan.

In general, we establish separate performance goals for each of (i) Orthofix and its subsidiaries on a consolidated basis, and (ii) each of our business units on an individual basis. Each participant in the program is assigned to one or more of these categories. The Chief Financial Officer is responsible for overseeing the process of determining proposed goals for the Company and each of its business units.

The proposed goals and related matrix are then provided to the Committee for review and approval. To calculate the bonus amount, the achievement percentage for each component is multiplied by its component’s percentage weight. The products are added together to produce a resulting weighted percentage. For each participant, this percentage is used to determine what amount of the pre-established bonus goal amount will be paid. The weighted percentage is then multiplied by the target amount of bonus for which that participant is eligible. The following is an illustration only of how this calculation may work using sample attainment percentages and maximum eligible bonus numbers:

Performance Goal	Weighting	Attainment	Product
Revenue	50%	100%	50%
EBITDA	50%	75%	37.5%
		Weighted Percentage:	87.5%

Target Bonus: 50% of base salary of $200,000 = $100,000

Bonus Calculation: $100,000 (at target) multiplied by 87.5% (weighted percentage attainment) = $87,500 bonus

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

Typically, the goals are set in February for the current year and payments are made the following March for the previous fiscal year. In 2010, the Committee approved the goals in February. All members of the Committee participated in the determination of the cash bonus amounts to be paid to the named executive officers for their performance and services during 2010. Executive officers are notified in writing of the goals and bonus eligibility for any given year. The terms of the notice generally require that the executive officer be an employee on the date of payment in order to be paid any compensation under the annual incentive program.

2010 Performance Goals for Named Executive Officers

The annual incentive program in 2010 consisted of the following performance goal components and were weighted as follows for Messrs. Milinazzo, Vaters and Finegan:

•

50% – based on the attainment of a specified dollar amount of revenue for Orthofix and its subsidiaries on a consolidated basis (described as “Revenue” in the table below and further described in footnote 1 below); and

•

50% – based on the attainment of a specified EBITDA target for Orthofix and its subsidiaries on a consolidated basis (described as “EBITDA” in the table below and further described in footnote 2 below).

For Mr. Ferrari, the two components described directly above were given 12.5% weight each, and the following additional components were also given the following weights:

•

37.5% – based on the attainment of a specified dollar amount of revenue for Mr. Ferrari’s applicable business unit (described as “Revenue” in the table below and further described in footnote 3 below); and

•

37.5% – based on the attainment of a specified dollar amount of operating income (excluding depreciation, amortization and FAS123R expense) (described as “Operating Income” in the table below for Mr. Ferrari’s applicable business unit.

In July 2010, Mr. Ferrari was promoted to President, Global Orthopedics Business Unit. As a result, the Committee determined with respect to Mr. Ferrari to allocate 7/12th of the two components described directly above to the Company’s international business unit, and 5/12th of such components to the Company’s total orthopedics business unit.

We developed these weightings with the intent of linking most of the bonus to quantifiable entity or business unit performance measures. The performance range for each of the goals is 25% to 150%. The table below describes the goals for each of the categories assigned to our Named Executive Officers. Each goal is shown as percent growth from 2009.

Category of 2010 Goals (Shown as Percent Growth from 2009 Except as Noted)		Percent Achievement Targets (1)					Actual 2010 Percent Growth from 2009 Achieved	Actual 2010 Percent Achievement (2) of Target
	25%	50%	75%	100%	125%	150%
Orthofix and its Subsidiaries on a Consolidated Basis
Revenue	1.1%	2.5%	2.8%	4.7%	6.9%	9.2%	3.3%	81%
EBITDA (3)	10.7%	13.2%	15.7%	18.4%	21.0%	24.9%	22.7%	136%

International
Revenue	-17.3%	-16.0%	-14.6%	-13.0%	-11.2%	-9.2%	-10.7%	132%
Adjusted Operating Income (4)	20.4%	22.4%	24.5%	26.7%	29.2%	32.0%	23.2%	59%

Total Orthopedics
Revenue	25.8%	27.8%	30.0%	32.3%	35.1%	38.0%	33.4%	110%
Adjusted Operating Income (4)	7.8	11.8%	15.2%	18.7%	23.8%	30.8%	27.4%	138%

(1)	The Committee’s approval of targeted goals provided that effects from acquisitions or divestitures during the calendar year, as well as any reorganization or restructuring programs during such calendar year, would be excluded from achievement calculations. Consistent with the foregoing, the targets shown are as adjusted to reflect the effects (both gains and losses) attributable to the sale of the Company’s vascular business in March 2010. In addition, results were calculated to exclude the effects of the Company’s restructuring announced in December 2010.
(2)	All results are calculated on a constant currency basis.
(3)	EBITDA is calculated for this purpose pursuant to the definition of “Consolidated EBITDA” contained in the Company’s credit agreement, dated August 30, 2010. Under this definition, EBITDA is calculated by adjusting reported net income to eliminate extraordinary items of income or loss, gains or losses resulting from non-ordinary course asset sales or disposition, and non-cash gains or losses (subject to certain exceptions as further defined in the definition). The credit agreement was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 31, 2010, which can be found at the SEC’s website at www.sec.gov.
(4)	Adjusted operating income consists of operating income at the applicable business unit plus depreciation, amortization and stock-based compensation expense, as adjusted to eliminate any extraordinary items.

2010 Performance Goal Results for Named Executive Officers

In March 2011, after reviewing the results achieved in 2010 for each of the relevant components (as shown in the far right column of the table above), the Committee determined that a 108% weighted achievement percentage was attained by each of Messrs. Milinazzo, Vaters, and Finegan, and that a 99% achievement percentage was attained by Mr. Ferrari with respect to the first seven months of the year, and a 120% achievement percentage was attained by him with respect to the last five months of the year. These weighted achievement percentages were then multiplied by each officer’s respective base salary and “participation percentage” to calculate the applicable bonus earned. In the case of Messrs. Vaters and Ferrari, whose base salaries and “participation percentages” were increased in July 2010 with respect to the last five months of the year, pro-rated calculations were made with respect to the first seven months of the year and the last five months of the year, and then added together to determine the total year bonus. These results are described in the table below.

	Annual Base Salary		Target Bonus Percentage of Salary	Weighted Percent Achievement	Total Annual Incentive Plan Bonus

Alan W. Milinazzo	$546,000		90%	108%	$530,712

Robert S. Vaters
Jan. 2010 – July 2010	$220,827	(1)	60%	108%	$143,096
Aug. 2010 – Dec. 2010	$172,917	(2)	90%	108%	$168,075

Full-Year Total					$311,171

Michael Finegan	$319,300		50%	108%	$172,422

Luigi Ferrari
Jan. 2010 – July 2010	€131,282	(3)	50%	99%	€64,985
Aug. 2010 – Dec. 2010	€93,773	(4)	60%	120%	€67,517

Full-Year Total					€132,501

(1)	Represents 7/12th of Mr. Vaters’ annual salary of $378,560 that was in effect from January 1, 2010 through July 31, 2010.
(2)	Represents 5/12th of Mr. Vaters’ annual salary of $415,000 that was in effect from July 31, 2010 through December 31, 2010.
(3)	Represents 7/12th of Mr. Ferrari’s annual salary of €131,282 that was in effect during 2010.
(4)	Represents 5/12th of Mr. Ferrari’s annual salary of €131,282 that was in effect during 2010.

Payouts to the named executive officers under the annual incentive program are reflected in column (g) of the “Summary Compensation Table.”

Outside of the annual incentive program, in any year the Committee has and does exercise its discretion to grant bonuses for performance or for other circumstances in any year, such as in the cases of new hires and promotions. In February 2010, the Committee awarded Mr. Vaters a discretionary bonus of $100,000 to recognize the Committee’s determination that he had made significant contributions to the Company during the 2009 year beyond the scope of his responsibilities. However, the Committee did not make any discretionary bonuses with respect to performance in 2010.

Long-Term Equity-Based Incentives

Our primary equity compensation plan for executive officers is the 2004 LTIP. Some current and former executive officers continue to hold outstanding awards under one or more of our prior equity-compensation plans, namely our Staff Share Option Plan and Performance Accelerated Stock Option Inducement Grants. We no longer grant awards under these plans. All executive officers and directors are also eligible, at their discretion, to purchase shares of common stock pursuant to our SPP. Each plan is described below. The Committee administers each of these plans (other than the Staff Share Option Plan) and only the Committee makes grants to named executive officers under the 2004 LTIP. In addition, the Committee has authority to make inducement grants to newly hired employees, as it did in 2008, 2009 and 2011 in connection with the hiring of Messrs. Vaters, Unger and Trelles, respectively. These inducement grants are made on terms that are substantially the same as grants made under our 2004 LTIP.

The Committee’s date of approval of a stock option or restricted stock grant is typically the second quarterly in-person Board meeting of the fiscal year, though in 2010, the Committee did not make any grants during the 2010 calendar year due to the limited share capacity available under the 2004 LTIP, and instead made grants in February 2011. The grant date of a stock option or restricted stock is on or after the approval date and typically is the last business day of June for any options approved at this second Board meeting. Actual grant dates are determined, among other factors, in accordance with past practice for annual grants, the Committee’s determination of an appropriate grant date, as well as our communications policy. Under this policy, employees are alerted to their option grants and grants of restricted stock. We also take into account that approvals may be required in advance of expected acquisitions, new hires or other transactions. For example, in connection with expected new hires, the grant approval may be included in an offer letter even though the actual date of grant is typically not until the employee’s first day of employment. Our policy, in accordance with the 2004 LTIP, is that the closing price of the stock on the date of grant will be used to price stock options.

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

Current Equity Compensation Plans

2004 Long-Term Incentive Plan

The 2004 LTIP is a long term incentive plan that was originally adopted by the Board on April 15, 2004. The original plan was approved by shareholders on June 29, 2004 and was amended and restated on November 5, 2004 and on June 20, 2007 and amended further on June 19, 2008. As of March 31, 2011, 96,746 shares remain available for issuance pursuant to future awards under the 2004 LTIP. Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board. Awards expire no later than 10 years after the date of the grant. To date, we have granted only non-qualified stock options and restricted stock under the plan. Stock options and restricted stock generally vest equally in one-third increments beginning on the first anniversary of the date of grant, so long as the grantee remains an employee of the Company, but the Committee may provide different vesting provisions depending on the nature of and reason for the grant (or in the event of a change of control or termination of employment).

The goal of our 2004 LTIP is to create an ownership interest in the Company in order to align the interests of executive officers with shareholders, to more closely tie executive compensation to our performance and to create long-term performance and service incentives for executive officers and other key employees. Stock options and restricted stock awards are granted to executive officers and other employees:

•	in conjunction with the second quarterly in-person Board meeting of the fiscal year, generally held in May or June;

•	as new-hire incentives or in connection with promotion to a new position;

•	in connection with our acquisitions; and

•	otherwise in connection with retention, reward or other purposes based on the particular facts and circumstances determined by the Committee.

In 2010, the Committee made no grants of stock options. In February 2011, the Committee granted the following stock option and restricted stock amounts to our named executive officers:

Name	Stock Options	Shares of Restricted Stock

Alan W. Milinazzo	25,000	20,000

Robert S. Vaters	20,000	17,000

Michael Finegan	13,000	10,000

Luigi Ferrari	11,000	8,000

The Committee determined these amounts by approving a total stock option and restricted stock pool for all executive officers and employees and allocating them amongst individuals according to responsibility levels within the organization and in a manner consistent with other elements of their individual compensation.

The 2004 LTIP was amended in 2008 to limit the number of shares of Company common stock that may be awarded under the plan after June 19, 2008 as “full value” awards (such as restricted share units payable in Company common stock, performance share units payable in Company common stock, restricted stock and Other Awards (as defined in the 2004 LTIP) payable in Company common stock) to 100,000 shares.

The Company maintains a Stock Option and Restricted Stock Delegation Policy under which the Committee has delegated to Mr. Milinazzo for 2011 the authority to grant, subject to availability under the plan, up to an aggregate of 125,000 stock options and restricted stock awards (referred to as delegated awards) during the calendar year to newly-hired employees, employees who are promoted to new positions within the Company, and employees of the Company deemed eligible due to outstanding or special performance; provided, however, that for purposes of the delegation, any stock option grant counts as one delegated award and any restricted stock award counts as four delegated awards, such that no more than 31,250 restricted stock awards may be made under the delegation in any calendar year. For example, if one employee is granted 1,000 stock options and 1,000 shares of restricted stock, that grant would count as 5,000 delegated awards. Any single employee award is limited to a maximum of 15,000 delegated awards (a maximum of 3,750 restricted stock awards). These grants of delegated awards may not be made to officers obligated to file reports under Section 16(a) of the Exchange Act.

Under the Company’s current stock option agreement form (which has been used since 2009), options vest and become exercisable in one-third increments on each of the first, second and third anniversaries of the grant date (or in the event of a change in control or, under certain circumstances, termination of employment). The options expire and are no longer exercisable 10 years from the grant date and are subject to early termination as a result of a termination of employment or a change of control of the Company. Other relevant provisions in the nonqualified stock option agreement are as follows:

•

If, prior to an option vesting, the optionee’s employment is terminated other than (1) for cause, (2) upon death or permanent disability, or (3) voluntary termination (as defined in the form option agreement but excluding a retirement in accordance with the Company’s retirement policies (if any) or a termination for “good reason” if the optionee has entered into an agreement with the Company providing for a termination for “good reason”), any options that would have been vested as of December 31 of the year in which termination occurs shall automatically vest as of the date of termination and remain exercisable by the optionee for 180 days after the date of such termination of employment. The options will be cancelled and will revert back to the Company to the extent not exercised within such period. Any unvested options on the date of termination will also be cancelled and will revert back to the Company on such date.

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

Certain grants made prior to 2009 include terms that provide that if an executive has an employment agreement with the Company, he or she will have the full term to exercise his or her options in circumstances described above where the optionee has 180 days under the current form.

The Company has historically utilized stock options as the principal means of providing its executive officers and other employees with equity incentive compensation. However, following the adoption of the amended 2004 LTIP in June 2007, the Compensation Committee began making grants of restricted stock to certain employees who held an employee title of director or below as part of the Company’s compensation strategy of linking long-term benefits to the rate of return received by stockholders and as a retention device. Beginning in February 2011, the Committee began making grants of restricted stock to executive officers.

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

Stock Purchase Plan

Our SPP, as amended, provides for the issuance of shares of our common stock to eligible employees and directors of the Company and its subsidiaries that elect to participate in the plan and acquire shares of our common stock through payroll deductions (including executive officers). During each purchase period, eligible individuals may designate between 1% and 25% (or any other percentage as determined by the Compensation Committee) of their cash compensation to be deducted from that compensation for the purchase of common stock under the plan. Under the plan, the purchase price for shares is equal to the lower of (i) 85% of the fair market value per share on the first day of the plan year and (ii) 85% of the fair market value of such shares on the last day of the plan year. The plan year begins on January 1 and ends on December 31. As amended, up to a total of 1,850,000 shares may be issued under the SPP.

Previous Equity Compensation Plans

Staff Share Option Plan

The Staff Share Option Plan is a fixed share option plan which was adopted in April 1992. There are no options remaining to be granted under the Staff Share Option Plan and, as of March 31, 2011, only 107,625 stock options granted under it remain outstanding. All outstanding stock options are vested. Under the Staff Share Option Plan, we granted options to our employees at the estimated fair market value of such options on the date of grant. Options granted under the Staff Share Option Plan expire 10 years after date of grant.

Performance Accelerated Stock Option Inducement Agreements or PASOs

On December 30, 2003, in conjunction with the acquisition of Breg, Inc., we granted inducement stock option awards to two key executive officers of Breg, Inc. The exercise price was fixed at $38.00 per share on November 20, 2003, which was the date Orthofix announced the agreement to acquire Breg, Inc. As of March 31, 2011, 200,000 of these stock options remain outstanding. Under the terms of the applicable stock option agreements, these stock options will lapse and be cancelled if not exercised by December 31, 2012.

2011 Cash Retention Bonuses

In February 2011, the Committee approved a cash retention bonus program for certain executive officers and key employees of the Company due to the special circumstances described below. The program consists of retention bonus awards in an aggregate amount of $1,500,000 to certain executive officers, and $300,000 to certain key employees who are not executive officers. In determining to grant these bonuses, the Committee took into account that the Committee had not made any stock option or restricted stock based awards to executive officers during 2010 due to limitations on share availability under the 2004 LTIP, and that the amount of stock option and restricted stock awards made concurrently in February 2011 would be limited by availability under the 2004 LTIP. (As of March 31, 2011, only 96,746 shares remain available for issuance pursuant to future awards under the 2004 LTIP, and the Committee does not intend to seek an amendment to the plan at the Annual General Meeting.) In addition, the Committee considered the significant additional demands and management challenges that result, in the near term, from several ongoing government investigation and litigation matters facing the Company. The Committee’s intent in making these awards was to compensate executive officers for the Committee’s expectation that aggregate equity-based awards in 2010 and 2011 would be below the Company’s 50th percentile of peer target due to plan availability limitations. Fifty percent (50%) of each participant’s special cash retention bonus award is payable on December 31, 2011, and fifty percent (50%) of such award is payable on June 30, 2012. In each case, payment of the applicable bonus installment is contingent upon the applicable participant remaining an employee of the Company or one of its subsidiaries as of the respective payment date. If a participating executive or employee is not employed on an applicable payment date, the bonus installment in question will be forfeited and not payable. The Company’s named executive officers participate in the plan as follows:

Name	Total Amount

Alan W. Milinazzo	$400,000

Robert S. Vaters	$350,000

Michael Finegan	$150,000

Luigi Ferrari	$150,000

Other Compensation

Deferred Compensation Plan

In December 2006, the Board approved the adoption of the Orthofix Deferred Compensation Plan by Orthofix Holdings, Inc. This plan became effective on January 1, 2007, and its terms essentially mirror our 401(k) plan. Prior to January 1, 2009, all non-employee directors of the Company, Orthofix Holdings, Inc. and any of their subsidiaries (which we refer to as the Parent Group) that have been approved for participation and a select group of management or highly compensated employees of the Parent Group were eligible to participate (including named executive officers). As a result, a number of our executive officers, as well as Messrs. Gero and Kester, elected to participate under the plan. In order to comply with Section 457A of the Code, the plan was amended and restated effective January 1, 2009 to provide, among other things, that following such date, (i) directors are not eligible to defer director’s fees received following January 1, 2009, and (ii) no employee who is a U.S. taxpayer who performs services for the Company and who receives compensation for services performed for the Company will be eligible to defer any of such compensation received following such date. (However, if the U.S. taxpayer performs services for a member of the Parent Group other than the Company and receives compensation for such services, he will be able to participate in the plan with respect to compensation received for services performed for the other members of the Parent Group.) The treatment of previously deferred amounts by such former participants is described below. As a result of the amendment, non-employee directors are no longer eligible to make new contributions to the plan.

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

Currently there are no longer any non-employee directors who make contributions to the plan.

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

Employment and Other Agreements with the Company

Pursuant to employment agreement guidelines adopted by the Committee, each of Messrs. Milinazzo, Vaters and Finegan have employment agreements. Mr. Ferrari, who is employed by the Company’s Italian subsidiary, has an employment relationship that is governed by certain Italian laws and collective bargaining arrangements instead of a written employment agreement. Generally, our employment agreement guidelines provide that executive officers who report directly to the Chief Executive Officer receive full employment agreements that provide for a term of employment, renewal terms, base salary and bonus provisions, eligibility for equity incentive compensation, benefits and restrictive provisions (non-competition, non-solicitation, confidentiality and invention assignment), as well as a variety of payments depending on the circumstances surrounding the executive officer’s separation from the Company.

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

Elements of Post-Termination Executive Compensation

In accordance with our employment agreement guidelines, certain of our senior executive officers have employment agreements with one of our subsidiaries (typically Orthofix Inc. in most instances). These agreements outline the compensation payable to each executive officer, which is consistent with the pay structure described above. They are also intended as a retention tool for senior executive officers and to remove some of the uncertainty surrounding potential change of control transactions. To that end, the agreements provide for certain payments upon termination (e.g., without cause, for good reason, etc.), which payments increase in certain instances following a change of control. For instance, following a change of control, the amount payable for termination without cause or for good reason generally increases by 25% to 50%, depending on the executive. With respect to a change of control, most agreements provide for a “double-trigger” so that a change of control itself does not trigger any payments. However, under separate option agreements, all stock options immediately vest upon a change of control without reliance on any other triggering event. The employment agreements and the 2004 LTIP each provide specified definitions of what constitutes a “change of control.”

Stock Ownership Guidelines

Upon recommendation of the Compensation Committee, the Board adopted formal stock ownership guidelines in June 2010. The guidelines apply to the Company’s Chief Executive Officer and each member of the Board. Under the guidelines, the Chief Executive Officer and Chairman of the Board are each encouraged to have an ownership in the Company’s common stock equal to three times his annual salary or director fee amount, as applicable. Other members of the Board are each encouraged to have an ownership in the Company’s common stock equal to two times his or her annual director fee amount. Under the guidelines, these multiples should be achieved by the later of (i) 5 years from appointment or election, as applicable, or (ii) 5 years from the date of adoption of the guidelines. Thereafter, each participant is asked to maintain ownership levels at or above these multiples.

Compliance with Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation payments to our named executive officers in excess of $1 million per year per person, unless certain requirements are met. Although compensation paid to the named executive officers has historically not exceeded deductibility limits under Section 162(m) of the Internal Revenue Code, to the extent that it is practicable and consistent with our executive compensation philosophy, we intend to comply with Section 162(m) of the Internal Revenue Code. At our 2009 annual general meeting, our shareholders approved the material terms for the payment of incentive compensation to the named executive officers under the Company’s annual incentive program. As a result, the compensation paid pursuant to such material terms will be fully deductible by the Company under Section 162(m) of the Code even if such compensation exceeds $1 million for year per person. If compliance with Section 162(m) of the Internal Revenue Code conflicts with our compensation philosophy or is determined not to be in the best interest of our shareholders, the Committee will abide by our compensation philosophy.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the members of management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

The Compensation Committee

Dr. Guy J. Jordan, Chairman
Michael R. Mainelli
Maria Sainz

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by or paid to our named executive officers with respect to 2009 and 2010. Our named executive officers consist of (i) Alan W. Milinazzo, our President and Chief Executive Officer (who is our principal executive officer), (ii) Robert S. Vaters, our Executive Vice President and Chief Operating Officer (who served as our principal financial officer during the 2010 calendar year), (iii) Michael M. Finegan, our Vice President, Corporate Development, and President, Biologics, (iv) Luigi Ferrari, our President, Global Orthopedics Business Unit, (v) Eric Brown, our former President, Spine Stimulation (who ceased employment with the Company as of January 31, 2011), (vi) Kevin Unger, our former President, Orthofix Spinal Implants (who ceased employment with the Company as of November 12, 2010), and (vii) Raymond C. Kolls, our former Senior Vice President, General Counsel and Corporate Secretary (who ceased employment with the Company as of March 31, 2010).

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($)(2) (d)	Option Awards ($)(3) (f)		Non-Equity Incentive Plan Compensation ($)(4) (g)	All Other Compensation ($)(5) (i)		Total ($) (j)

Alan W. Milinazzo – President and Chief Executive Officer (Principal Executive Officer)(6)	2010	545,600	—	—		530,712	23,176	(7)	1,099,488
	2009	509,846	—	882,111		416,925	26,182	(8)	1,835,084

Robert S. Vaters – Executive Vice President and Chief Operating Officer (Principal Financial Officer during 2010)	2010	408,459	—	—		311,171	61,858	(9)	781,488
	2009	363,838	100,000	905,420		238,056	74,423	(10)	1,681,737

Michael M. Finegan – Vice President, Corporate Development and President, Biologics	2010	318,862	—	—		172,422	24,104	(11)	515,388
	2009	309,654	—	566,828		179,800	21,467	(12)	1,077,749

Luigi Ferrari – President, Global Orthopedics Business Unit	2010	298,125	—	—		175,564	40,321	(13)	514,010
	2009	303,475	—	241,525		163,876	45,840	(14)	754,716

Eric Brown – former President, Spine Stimulation(15)	2010	307,866	—	—		180,000	23,336	(16)	511,202
	2009	299,086	3,750	337,235		219,949	23,616	(17)	883,636

Kevin Unger – former President, Orthofix Spinal Implants(18)	2010	267,692	—	—		—	263,740	(19)	531,432
	2009	106,397	—	538,272		66,338	6,889	(20)	717,896

Raymond Kolls – former Senior Vice President, General Counsel and Corporate Secretary(21)	2010	81,409	—	—		—	445,986	(22)	527,395
	2009	289,885	—	120,000	(23)	158,050	21,412	(24)	589,347

(1)	Amounts include salary deferred and further described in “Deferred Compensation.”
(2)

The amount shown in the row for Mr. Vaters in 2009 reflects a discretionary bonus of $100,000 awarded to Mr. Vaters by the Compensation Committee to recognize the Committee’s determination that he had made significant contributions to the Company during the 2009 year beyond the scope of his responsibilities. The amount of this discretionary bonus was determined by the Committee based on taking into account the Committee’s estimation of the additional value to the Company of such contributions relative to the total compensation paid to Mr. Vaters during the year and determining an amount the Committee deemed appropriate to bring Mr. Vaters’ aggregate compensation for the year in line with his total contributions.

The amount shown in the row for Mr. Brown in 2009 reflects a bonus of $3,750 paid in connection with his participation during the first quarter of 2009 in a quarterly special bonus program for non-executive officers specific to the 2009 fiscal year; upon being promoted to President, Spine Stimulation during the second quarter of 2009, Mr. Brown was no longer able to participate in this 2009-specific bonus program to non-executive officers.

(3)	Amounts shown do not reflect compensation actually received. Instead, the amounts shown are the 2009 aggregate grant date fair value of equity awards, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly known as Statement of Financial Accounting Standards No. 123(R)), or ASC 718. There were no equity grants made during 2010; therefore the aggregate grant date fair value of awards made in 2010 was $0.
(4)	Amounts shown reflect cash bonuses paid in 2011 and in 2010 for performance in 2010 and in 2009, respectively, pursuant to our annual incentive program. These bonuses, and the Committee’s criteria for determining the amounts awarded, are described further above under “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation – Performance-Based Incentives – Annual Incentive Program.”
(5)	Excludes perquisites and other personal benefits unless the aggregate amount of such annual compensation exceeded $10,000 for the named executive officer. In addition, per SEC disclosure rules applicable to plans that are available to all salaried employees, discounts to fair market value on purchases of Orthofix common stock made by named executive officers pursuant to the SPP are not included as compensation in the tables.
(6)	As an employee director, Mr. Milinazzo does not receive additional fees for his services as director. Since Mr. Milinazzo is listed in this Summary Compensation Table, he is not listed in the Director Compensation Table below.
(7)	This amount includes $10,800 for car allowance, $9,800 for 401k matching, $1,363 and $528 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively, and $685 for family travel expenses in connection with various executive related meetings.
(8)	This amount includes $10,800 for car allowance, $9,800 for 401k matching, $1,441 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, and $4,141 for family travel expenses in connection with various executive related meetings.
(9)	This amount includes $39,890 for housing allowance expenses, $10,800 for car allowance, $9,800 for 401k matching and $888 and $480 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.
(10)	This amount includes $52,783 for housing allowance expenses, $10,800 for car allowance, $9,800 for 401k matching and $1,040 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance.
(11)	This amount includes $10,800 for car allowance, $9,800 for 401k matching, $483 and $409 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively, and $2,612 for family travel expenses in connection with various executive related meetings.
(12)	This amount includes $10,800 for car allowance, $9,800 for 401k matching, and $867 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance.
(13)	This amount includes $33,563 for car allowance, $5,300 in pension contributions and $1,458 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance.
(14)	This amount includes $38,756 for car allowance, $5,556 in pension contributions and $1,528 for insurance premiums paid by, or on behalf of, the Company with respect to term life insurance.
(15)	Mr. Brown ceased employment with the Company as of January 31, 2011.
(16)	This amount includes $10,800 for car allowance, $9,800 for 401k matching, $1,630 for an individual disability policy and $710 and $396 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.
(17)	This amount includes $10,800 for car allowance, $9,800 for 401k matching, $1,930 for an individual disability policy and $1,086 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance.
(18)	Mr. Unger ceased employment with the Company as of November 12, 2010.
(19)	This amount consists of a severance payout of $244,000, $9,360 for car allowance, $9,800 for 401k matching, and $229 and $351 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(20)	This amount includes $3,600 for car allowance, $3,123 for 401(k) match, $70 in group term life and $96 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance.
(21)	Mr. Kolls ceased employment with the Company as of March 31, 2010.
(22)	This amount consists of a severance payout of $435,000, $2,700 for car allowance, $8,074 for 401k matching, and $116 and $96 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.
(23)	Consists of $120,000 paid to Mr. Kolls by the Company in exchange for the surrendering of certain stock option rights held by Mr. Kolls.
(24)	This amount includes $10,800 for car allowance, $9,800 for 401k matching, and $429 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance.

GRANTS OF PLAN-BASED AWARDS

No plan-based awards were granted during the fiscal year ended December 31, 2010 to any employee, including our named executive officers. For information relating to the 2004 LTIP and our other equity compensation plans, see “Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Equity-Based Incentives.” For information relating to each named executive officer’s employment agreement, see “Agreements with Named Executive Officers.” For information on grants of awards to our directors under the 2004 LTIP, see “Director Compensation.” All non-equity incentive plan awards have been paid to named executive officers for 2010. See “Summary Compensation Table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2010.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2) (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Alan W. Milinazzo	100,000	—		39.94	4/11/2016
	50,000	—		44.97	6/29/2017
	43,333	21,667	(3)	28.95	6/30/2018
	30,000	60,000	(4)	25.01	6/30/2019
Total	223,333	81,667		—	—
Robert S. Vaters	100,000	50,000	(5)	25.05	9/7/2018
	8,333	16,667	(6)	18.44	2/23/2019
	21,667	43,333	(7)	25.01	6/30/2019
Total	130,000	110,000		—	—
Michael M. Finegan	50,000	—		38.11	6/29/2016
	22,300	—		44.97	6/29/2017
	13,333	6,667	(8)	28.95	6/30/2018
	6,667	3,333	(9)	23.49	8/19/2018
	10,000	5,000	(10)	15.15	12/10/2018
	8,333	16,667	(11)	18.44	2/23/2019
	6,667	13,333	(12)	25.01	6/30/2019
	6,667	13,333	(13)	25.01	7/25/2019
Total	123,967	58,333		—	—
Luigi Ferrari	3,375	—		32.18	8/6/2013
	6,000	—		37.76	12/2/2014
	6,000	—		43.04	6/30/2015
	10,000	—		38.11	6/30/2016
	7,000	—		44.97	6/29/2017
	10,000	5,000	(14)	32.77	4/9/2018
	13,333	6,667	(15)	28.95	6/30/2018
	5,000	10,000	(16)	25.01	6/30/2019
	3,333	6,667	(17)	23.58	7/25/2019
Total	64,041	28,334		—	—
Eric Brown	9,000	—		34.81	10/4/2014
	10,000	—		43.04	6/30/2015
	12,500	—		38.11	6/30/2016
	10,000	—		44.97	6/29/2017
	6,333	6,332	(18)	28.95	6/30/2018
	1,667	1,667	(19)	10.42	11/21/2018
	—	13,333	(20)	13.45	3/11/2019
	1,667	3,333	(21)	25.01	6/30/2019
	6,667	13,333	(22)	23.58	7/25/2019
Total	57,834	37,998		—	—
Kevin Unger	16,667	—		26.77	8/17/2019
Total	16,667	—		—	—
Raymond Kolls	15,000	—		38.40	7/1/2014
	30,000	—		38.11	6/30/2016
	7,433	—		44.97	6/29/2017
	25,000	—		28.95	6/30/2018
Total	77,433	—		—	—

(1)	All options listed in this column were exercisable as of December 31, 2010.
(2)	All options listed in this column were not exercisable as of December 31, 2010.

(3)	The options vested in one-third increments on June 30, 2009 and June 30, 2010, and the third increment vests on June 30, 2011.
(4)	The options vested in a one-third increment on June 30, 2010 and the second and third increments vest on June 30, 2011 and June 30, 2012.
(5)	The options vested in one-third increments on September 7, 2009 and September 7, 2010, and the third increment vests on September 7, 2011.
(6)	The options vested in a one-third increment on February 23, 2010, and the second and third increments vest on February 23, 2011 and February 23, 2012.
(7)	The options vested in a one-third increment on June 30, 2010, and the second and third increments vest on June 30, 2011 and June 30, 2012.
(8)	The options vested in one-third increments on June 30, 2009 and June 30, 2010, and the third increment vests on June 30, 2011.
(9)	The options vested in one-third increments on August 19, 2009 and August 19, 2010, and the third increment vests on August 19, 2011.
(10)	The options vested in one-third increments on December 10, 2009 and December 10, 2010, and the third increment vests on December 10, 2011.
(11)	The options vested in a one-third increment on February 23, 2010 and the second and third increments vest on February 23, 2011 and February 23, 2012.
(12)	The options vested in a one-third increment on June 30, 2010 and the second and third increments vest on June 30, 2011 and June 30, 2012.
(13)	The options vested in a one-third increment on July 25, 2010 and the second and third increments vest on July 25, 2011 and July 25, 2012.
(14)	The options vested in one-third increments on April 9, 2009 and April 9, 2010, and the third increment vests on April 9, 2011.
(15)	The options vested in one-third increments on June 30, 2009 and June 30, 2010, and the third increment vests on June 30, 2011.
(16)	The options vested in a one-third increment on June 30, 2010 and the second and third increments vest on June 30, 2011 and June 30, 2012.
(17)	The options vested in a one-third increment on July 25, 2010 and the second and third increments vest on July 25, 2011 and July 25, 2012.
(18)	The options vested in one-third increments on June 30, 2009 and June 30, 2010, and the third increment vests on June 30, 2011.
(19)	The options vested in one-third increments on November 21, 2009 and November 21, 2010, and the third increment vests on November 21, 2011.
(20)	The options vested in a one-third increment on March 11, 2010 and the second and third increments vest on March 11, 2011 and March 11, 2012.
(21)	The options vested in a one-third increment on June 30, 2010 and the second and third increments vest on June 30, 2011 and June 30, 2012.
(22)	The options vested in a one-third increment on July 25, 2010 and the second and third increments vest on July 25, 2011 and July 25, 2012.

Unless stated otherwise in the footnotes above, all stock options vest equally in one-third increments beginning on the first anniversary of the date of grant, so long as the grantee remains an employee of the Company (subject to earlier vesting in the event of a change in control or certain termination events). For a summary of our standard option agreements, see “Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Equity-Based Incentives.” See also “Agreements with Named Executive Officers.”

OPTION EXERCISES AND STOCK VESTED

The following table provides information about the number of shares issued upon option exercises, and the value realized on exercise, by our named executive officers during fiscal 2010. For any named executive officer not listed on the following table, no information was applicable.

	Option Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)
Luigi Ferrari	1,497	53,458
Eric Brown	14,668	519,874

DEFERRED COMPENSATION

The following table provides information about the amount of compensation deferred by our named executive officers at December 31, 2010. For any named executive officer not listed on the following table, no information was applicable. For more information about deferred compensation, see “Compensation Discussion and Analysis – Elements of Executive Compensation – Other Compensation – Deferred Compensation Plan.”

Name (a)	Executive Contributions in 2010 ($)(1) (b)	Aggregate Earnings in 2010 ($) (d)	Aggregate Balance at December 31, 2010 ($) (f)
Alan W. Milinazzo	109,120	64,659	523,987
Robert S. Vaters	67,611	270	104,365
Eric Brown	15,393	10,048	92,323
Raymond Kolls	—	2,903	24,555

(1)	Represents the dollar amount of salary set forth on the Summary Compensation Table, which the executive has deferred in accordance with the Deferred Compensation Plan.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Our employment agreements with our Named Executive Officers are described below.

Executive Employment Agreements for Alan W. Milinazzo, Robert S. Vaters and Michael M. Finegan

We entered into amended and restated employment agreements with each of Messrs. Milinazzo, Vaters and Finegan. Each of the agreements is with our operating subsidiary, Orthofix Inc. We guarantee the obligations of Orthofix, Inc. under these agreements. The Company’s employment agreements with our executive officers contain substantially similar terms, other than certain terms that are particular to each individual, including title, level of pay, definitions of “good reason,” and other material differences noted below.

The agreements with Messrs. Milinazzo, Vaters and Finegan are for an initial term that lasts through July 1, 2012. Each of these agreements provide for automatic one-year renewals on each anniversary thereafter unless either party notifies the other party of its intention not to renew at least 180 days prior to a renewal period as set forth in the agreement. These agreements further provide that if a change of control (as that term is defined in each agreement) occurs within 2 years of the date on which the initial term expires, or during any renewal term, the agreement will automatically be extended for two years only from the change of control date (as that term is defined in each agreement).

Compensation

Under the agreements, each executive officer agrees to serve the Company and Orthofix Inc. in the capacities and for the compensation levels noted below. These dollar amounts reflect 2011 pay raises. Salary levels are reviewed annually by the Compensation Committee and may be further amended from time to time by the Committee. These salary levels may only be decreased if the decrease is the result of a general reduction affecting the base salaries of all other executive officers that does not disproportionately affect the executive officer and does not reduce the executive officer’s base salary to a rate that is less than 90% of the executive officer’s then current base salary amount.

Name	Title	Base Salary (annualized)
Alan W. Milinazzo	President and Chief Executive Officer	$562,380
Robert S. Vaters	Executive Vice President and Chief Operating Officer	$456,500
Michael M. Finegan	President, Biologics and Vice President, Corporate Development	$328,879

Each of Messrs. Milinazzo, Vaters and Finegan participate in our annual incentive program. For 2010, the amount that can be earned by each such executive officer under our annual incentive program is based on the percentage of target goals that is determined to have been met by the Compensation Committee, which can range from zero to 150 percent. The following table shows, for illustrative purposes, the bonus that each such executive officer is eligible to receive if 100% and 150%, respectively, of target performance goals are met for 2011:

Name	Bonus as Percentage of Base Salary if 100% of Target Performance Goals Are Met	Bonus as Percentage of Base Salary if 150% of Target Performance Goals Are Met
Alan W. Milinazzo	90%	135%
Robert S. Vaters	90%	135%
Michael M. Finegan	50%	75%

Amounts actually paid to each executive officer will depend on whether or not the various performance goals under the program are attained as determined by the Committee. In addition, each executive officer is eligible to receive additional bonus or incentive compensation as determined solely by the Committee from time to time, subject only to changes made by the Board of Directors. For a more detailed explanation of the Company’s annual incentive program, including targets met and amounts paid for 2009, see “Compensation Discussion & Analysis - Elements of Executive Compensation – Performance Based Incentives – Annual Incentive Program” and “Summary Compensation Table.”

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

•	By the executive officer for “good reason” (as that term is defined in each agreement, and as further summarized below);

•	By Orthofix Inc. for “cause” (as that term defined in each agreement) or without cause; or

•	By the executive officer voluntarily.

Under each agreement, “good reason” exists in the event (i) duties, functions or responsibilities are assigned to the executive that are materially inconsistent with those contemplated or permitted by the agreement, (i) the executive’s base salary is reduced more than permitted under the agreement, (iii) the executive is not permitted to participate in certain bonus or compensation plans on a basis substantially consistent with practices applicable to senior executives of the Company generally, or (iv) certain other events occur. In addition, Mr. Vaters’ agreement provides that “good reason” exists if Mr. Vaters is not provided notice on or before May 25, 2012 that he shall be named Chief Executive Officer of the Company (and its subsidiary Orthofix Inc.) on or before July 1, 2012, with compensation, benefits, and perquisites determined at the time he shall be named Chief Executive Officer and based on the market at that time and providing a fair and competitive compensation package.

For a description of potential payments upon termination or change of control, see “Potential Payments Upon Termination or Change of Control – Potential Payments to Alan W. Milinazzo, Robert S. Vaters, Michael M. Finegan and Luigi Ferrari.”

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

Certain Other Provisions

The employment agreements contain confidentiality, non-competition and non-solicitation covenants effective so long as the executive officers are employees of any member of the Company’s Parent Group and for a period of one year after the employment is terminated. In the event the termination of the executive officer’s employment is for good reason or without cause and occurs during a change of control period, the term of those non-competition and non-solicitation covenants extends to a period of two years in the case of Mr. Milinazzo, 18 months in the case of Messrs. Vaters and Finegan. The agreements also contain confidentiality and assignment of inventions provisions that last indefinitely.

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

Employment Relationship with Luigi Ferrari

Mr. Ferrari, who is employed by the Company’s Italian subsidiary, has an employment relationship is governed by certain Italian laws and collective bargaining arrangements. Mr. Ferrari is employed at a base salary of €247,561. Under the Company’s policies, he is entitled to participate in the Company’s annual incentive program. For 2011, his bonus target has been set at an amount equal to 60% of his base salary, with an opportunity to earn up to a maximum of 90% of his base salary. Under collective bargain rights, based upon his tenure with the Company, Mr. Ferrari would be entitled to severance pay in an amount equal to 12 months base salary and bonus, and 12 months of health and life insurance benefits at the Company’s cost, in the event he were lawfully terminated by the Company without cause as such term is defined under Italian law and applicable collective bargaining provisions. (If such termination were unlawful under Italian law, Mr. Ferrari might be entitled to up an additional 10-months of compensation.) In addition, if Mr. Ferrari voluntarily terminated his employment for any reason within 180 days after a change of control, he would be entitled to 4 months base salary and bonus, and 4 months of health and life insurance benefits at the Company’s cost.

Separation Letter Agreement with Eric Brown

On January 10, 2011, the Company entered into a separation letter agreement with Eric Brown, who had previously held the position of President, Spine Stimulation. Pursuant to the terms of the letter agreement, Mr. Brown ceased to serve as an employee of the Company on January 31, 2011. Under the letter agreement, in addition to receiving his base salary for work performed through January 31, 2011, Mr. Brown (i) was paid $180,000, representing all accrued unused vacation and earned but unpaid bonuses for the 2010 calendar year, and (ii) will be paid $465,000 on August 1, 2011, representing all additional severance payment amounts owed to Mr. Brown under his pre-existing employment agreement with the Company. The letter agreement provides that all of Mr. Brown’s Company stock options, which accelerated by their pre-existing terms on January 31, 2011 to the extent not previously vested, shall expire and be forfeited if not exercised by August 1, 2011. The letter agreement also contains cooperation provisions and an agreement by the Company to continue to advance certain specified legal expenses. Payments to Mr. Brown during the 2010 calendar year are further described above in the “Summary Compensation Table.”

Separation Letter Agreement with Raymond C. Kolls

On January 29, 2010, the Company entered into a separation letter agreement with Raymond C. Kolls, who had previously held the position of Senior Vice President, General Counsel and Secretary. Pursuant to the terms of the letter agreement, Mr. Kolls ceased to serve as an employee of the Company on March 31, 2010. Under the letter agreement, in addition to receiving his base salary for work performed through March 31, 2010, Mr. Kolls (i) was paid (i) $158,050 representing his incentive plan bonus amount for the 2009 calendar year, (ii) $435,000, representing his severance payment rights under his pre-existing employment agreement with the Company, and (iii) $13,000 for outplacement services. The letter agreement further provided that Mr. Kolls’ Company stock options, which accelerated by their pre-existing terms on March 31, 2010 to the extent not previously vested, shall expire and be forfeited if not exercised by March 31, 2015 (or such earlier date that any options expire by their original terms). Payments to Mr. Kolls during the 2010 calendar year are further described above in the “Summary Compensation Table.”

Separation Letter Agreement with Kevin Unger

On October 15, 2010, the Company entered into a separation letter agreement with Kevin Unger, who had previously held the position of President, Orthofix Spinal Implants. Pursuant to the terms of the letter agreement, Mr. Unger ceased to serve as an employee of the Company on November 12, 2010. Under the letter agreement, in addition to receiving his base salary for work performed through November 12, 2010, Mr. Unger was paid, as a severance benefit, $244,000 (representing six-months of Mr. Unger’s base annual salary of $145,000 plus a payment of $99,000 representing the full amount of Mr. Unger’s incentive compensation for the period between January 1, 2010 and November 12, 2010) plus $11,154 (representing 2-weeks of accrued and unused vacation). Payments to Mr. Unger during the 2010 calendar year are further described above in the “Summary Compensation Table.”

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Potential Payments to Alan W. Milinazzo, Robert S. Vaters, Michael M. Finegan and Luigi Ferrari

Termination

Under their employment agreements, each of Messrs. Milinazzo, Vaters and Finegan is generally entitled to receive the following in the event of termination as a result of death, disability, for good reason or without cause:

•	Any amounts actually earned or owing through the date of termination (such as base salary, incentive compensation or accrued vacation) payable within 30 days after the date of termination.

•

The pro-rata amount of any bonus plan incentive compensation for the fiscal year of the executive’s termination of employment (based on the number of business days he was actually employed by the Company during the fiscal year in which the termination of employment occurs) that he would have received had his employment not been terminated during such year. This pro-rata amount is payable at the time such incentive compensation is paid to other senior executives of the Company (generally, before March 15 of the next year).

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

•	A range of $12,500 to $35,000, depending on the executive officer, for outplacement fees incurred following the date of termination.

Messrs. Milinazzo, Vaters and Finegan will be entitled to receive the following in the event of termination for cause or as a result of voluntary termination:

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

Under collective bargain rights, based upon his tenure with the Company, Mr. Ferrari would be entitled to severance pay in an amount equal to 12 months base salary and bonus, and 12 months of health and life insurance benefits at the Company’s cost, in the event he were lawfully terminated by the Company without cause as such term is defined under Italian law and applicable collective bargaining provisions. (If such termination were unlawful under Italian law, Mr. Ferrari might be entitled to up an additional 10-months of compensation.) In addition, if Mr. Ferrari voluntarily terminated his employment for any reason within 180 days after a change of control, he would be entitled to 4 months base salary and bonus, and 4 months of health and life insurance benefits at the Company’s cost.

See “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation – Other Compensation – Deferred Compensation Plan” for a discussion of payments pursuant to the Deferred Compensation Plan upon termination of employment.

Change of Control

Our employment agreements with Messrs. Milinazzo, Vaters and Finegan (as well as all other employment agreements we maintain with executive officers) provide for a “double-trigger” so that a change of control (as that term is defined in the agreement) alone does not grant the executive officer any specific right to terminate his employment agreement or receive severance benefits, but it can result in increased payments in the event of termination for good reason or without cause during the change of control period (as that term is defined in the employment agreement). The multiple applicable to the executive officer’s Base Amount increases as described below for payments triggered following a change of control. The agreements do not alter any rights the executive officers may have under separate stock-based compensation plans or agreements with the Company, and which generally provide that all stock options immediately vest upon a change of control (as that term is defined under the 2004 LTIP) without reliance on any other triggering event.

Under Italian law, if Mr. Ferrari voluntarily terminated his employment for any reason within 180 days after a change of control, he would be entitled to 4 months base salary and bonus, and 4 months of health and life insurance benefits at the Company’s cost.

See “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation – Other Compensation – Deferred Compensation Plan” for a discussion of payments pursuant to the Deferred Compensation Plan upon a change of control.

Estimated Payments

The following table reflects the estimated payments and benefits that would be provided to each of Messrs. Milinazzo, Vaters and Finegan upon his termination or upon a change of control pursuant to the terms of his respective employment agreements and related stock option agreements. For purposes of this table, we assume that the triggering event took place on December 31, 2010 (the last business day of our 2010 fiscal year) and the price per share of our common stock was $29.00, the closing market price as of that date. For any triggering event that presupposes a change of control, we assume a change of control has so occurred.

Name	Triggering Event	Lump Sum Severance Payment ($)	Value of Stock-Based Rights ($)(1)	Value of Welfare Benefits ($)	Fees and Expenses of Out-placement Firm ($)(2)	Total ($)(3)
Alan W. Milinazzo	Termination for death, disability, good reason or without cause	$1,968,330	$240,483	$32,400	$35,000	$2,276,213
	Termination for cause or voluntary termination	—	—	—	—	—
	Change of control	—	$240,483	—	—	$240,483
	Termination for good reason or without cause within a change of control period	$2,460,413	—	$40,500	$35,000	$2,535,913
Robert S. Vaters	Termination for death, disability, good reason or without cause	$1,301,025	$546,403	$23,454	$25,000	$1,895,882
	Termination for cause or voluntary termination	—	—	—	—	—
	Change of control	—	$546,403	—	—	$546,403
	Termination for good reason or without cause within a change of control period	$1,734,700	—	$31,272	$25,000	$1,790,972
Michael M. Finegan	Termination for death, disability, good reason or without cause	$739,979	$370,350	$22,788	$25,000	$1,158,117
	Termination for cause or voluntary termination	—	—	—	—	—
	Change of control	—	$370,350	—	—	$370,350
	Termination for good reason or without cause within a change of control period	$986,638	—	$30,384	$25,000	$1,042,022

Luigi Ferrari	Termination without cause by employer	$524,829	$76,368	$4,776	—	$605,973
	Termination for cause by employer or voluntary termination by employee	—	—	—	—	—
	Change of control	—	$76,368	—	—	$76,368
	Termination by executive within 180 days of a change of control	$174,942	—	$1,592	—	$176,534
	Termination without cause by employer after a change of control	$524,829	—	$4,776	—	$529,605

(1)	The amount disclosed is the value of the accelerated options calculated as the difference between the exercise price and the closing price as of December 31, 2010, which was $29.00.
(2)	Maximum fees and expenses during 24 months following date of termination.
(3)	In addition to this amount, if a dispute arises under or in connection with an agreement the Company will be responsible for its own fees, costs and expenses and shall pay to the executive officer an amount equal to all reasonable attorneys’ and related fees, costs and expenses incurred by the executive officer in connection with the arbitration of that dispute subject to certain exceptions.

DIRECTOR COMPENSATION

Directors are traditionally elected each year at the Annual General Meeting of Shareholders, usually held in May or June. Other director appointments occur from time to time as determined by the Board, for instance, in the event of vacancies on the Board resulting from a director’s death or resignation.

The Board has adopted a director compensation philosophy providing for a 50th percentile goal for total director compensation. This philosophy is consistent with the total compensation philosophy applied to the compensation levels of the executive officers. Non-employee directors receive a mix of cash and equity-based compensation as consideration for serving on the Board. Current Board compensation levels were determined by the Board based upon consideration of Towers Watson’s 2008 compensation analysis, which included a competitive market analysis to determine competitive compensation levels for our directors, as subsequently adjusted for cost-of-living increases. Towers Watson’s analysis concluded that the Board’s cash fees were in line with its philosophy, but that our equity-based compensation for directors was below our peer group as compared to our preferred percentile goals. Towers Watson has been asked to update the competitive compensation analysis of our director compensation in 2011.

Upon election or appointment to the Board, each Board member is currently entitled to an annual fee of $60,000 for his services, pro-rated for any partial year of service. Chairmen of Committees are entitled to additional compensation ranging from $5,000 to $10,000 for serving in those capacities, and the Chairman of the Board receives an annual fee of $220,000 in his role as chairman. We do not pay any other meeting fees. Each director may elect at the time of election to the Board or at a subsequent increase in fees to have their director fee paid either in U.S. Dollars or in the director’s local currency. If a director does not elect to have his director fee paid in his local currency, the Company will pay the director fee in U.S. Dollars. Directors are each offered the opportunity to enter into a director indemnification agreement.

Directors also receive grants of stock options under the 2004 LTIP. These grants typically include, subject to share availability under the 2004 LTIP, (i) a grant of 30,000 options, granted on the date of such director’s first election to the Board, with such options generally vesting in one-fifth increments over a 5-year period (so long as a director remains on the Board and subject to earlier vesting in the event of a change in control), and (ii) a grant of 5,000 options, granted on the date of any re-election or re-appointment to the Board, with such options generally vesting in one-third increments on the anniversary of each grant (so long as a director remains on the Board and subject to earlier vesting in the event of a change in control). Directors are also eligible to participate in our SPP. In 2009, non-employee directors each received a grant of 3,000 options instead of the 5,000 option grant typically provided, and a one-time supplemental fee of $15,000 to reflect the lower stock option grant amount. In 2010, non-employee directors did not receive any grant of options, and an additional $20,000 supplemental fee was provided.

The following table provides information regarding director compensation during the fiscal year ended December 31, 2010.

Name(1) (a)	Fees Earned or Paid in Cash ($)(2) (b)		Option Awards ($)(3) (d)	All Other Compensation ($)(4) (g)		Total ($) (h)
James F. Gero – Chairman	240,000		—	—		240,000
Jerry C. Benjamin(5)	90,000	(6)	—	—		90,000
Charles W. Federico(7)	30,000	(7)	—	65,000	(8)	95,000
Dr. Guy J. Jordan	85,000	(9)	—	—		85,000
Thomas J. Kester(10)	90,000	(11)	—	—		90,000
Michael R. Mainelli	80,000		—	—		80,000
Maria Sainz	80,000		—	—		80,000
Dr. Walter P. von Wartburg	80,000		—	—		80,000
Kenneth R. Weisshaar	80,000		—	—		80,000

(1)	Mr. Milinazzo was a director and executive officer during 2010. As such, information about him and his compensation figures are only listed in the Summary Compensation Table above and not in this Director Compensation Table.
(2)	With the exception of Mr. Federico, who retired from the Board in June 2010, each of the Company’s non-employee directors received a one-time supplemental fee of $20,000 in 2010. This supplemental fee was paid to each of these non-employee directors in lieu of them receiving any stock option grants in 2010.
(3)	Our directors’ unexercised outstanding option awards that are exercisable as of December 31, 2010 are as follows: Mr. Gero – 65,333; Mr. Benjamin – 43,333; Mr. Federico – 7,333; Dr. Jordan – 37,333; Mr. Kester – 37,333; Mr. Mainelli – 6,000; Ms. Sainz – 13,000; Dr. von Wartburg – 43,333; and Mr. Weisshaar – 37,333.
(4)	Excludes perquisites and other personal benefits unless the aggregate amount of such annual compensation exceeded $10,000 for the director. In addition, per SEC disclosure rules applicable to plans that are available to all salaried employees, discounts to fair market value on purchases of Orthofix common stock made by directors pursuant to the SPP are not included as compensation in the tables.
(5)	Mr. Benjamin passed away on February 8, 2011.
(6)	Mr. Benjamin received an additional $10,000 for his services as Chairman of the Audit Committee.
(7)	Mr. Federico retired from the Board in June 2010. He earned director compensation fees for the first and second quarters of 2010.
(8)	This amount includes consulting services of $65,000. These amounts were paid pursuant to an agreement entered into with Mr. Federico in 2005 when he was our President and Chief Executive Officer. Under this agreement, Mr. Federico ceased being an employee of the Company in 2006, but agreed to provide consulting services to the Company through December 31, 2010. Under the agreement, we paid Mr. Federico (i) $55,000 per year (in addition to his director compensation) so long as he remained a director of the Company and (ii) $110,000 per year during any time where he provided consulting services but was not a director. Mr. Federico retired from the Board in June 2010, and was paid as a non-director consultant consistent with the foregoing during the remaining portion of 2010.
(9)	Dr. Jordan received an additional $5,000 for his services as Chairman of the Nominating and Governance Committee.
(10)	Mr. Kester resigned from the Board as of November 29, 2010.
(11)	Mr. Kester received an additional $10,000 for his services as Chairman of the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

Who are the principal owners of Orthofix common stock?

The following table shows each person, or group of affiliated persons, who beneficially owned, directly or indirectly, at least 5% of Orthofix common stock as of March 31, 2011. Our information is based on reports filed with the SEC by each of the firms or individuals listed in the table below. You may obtain these reports from the SEC.

The Percent of Class figures for the common stock are based on 18,037,300 shares of our common stock being outstanding as of April 26, 2011. Except as otherwise indicated, each shareholder has sole voting and dispositive power with respect to the shares indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
FMR LLC 82 Devonshire Street Boston, MA 02109	2,273,301	(1)	12.6%

Snyder Capital Management, L.P. One Market Plaza Steuart Tower, Suite 1200 San Francisco, CA 94105	1,237,665	(2)	6.9%

Columbia Wanger Asset Management, LLC 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,158,000	(3)	6.4%

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,006,980	(4)	5.6%

(1)	Information obtained from Schedule 13G/A filed with the SEC by FMR LLC (“FMR”) on February 14, 2011. The Schedule 13G/A discloses that, of these shares, FMR has sole power to vote or direct the vote of 761,343 shares and sole power to dispose or to direct the disposition of 2,273,301 shares.
(2)	Information obtained from Schedule 13G/A filed with the SEC by Snyder Capital Management, L.P. and Snyder Capital Management Inc. (collectively “Snyder Capital”) on February 14, 2011. The Schedule 13G/A discloses that, of these shares, Snyder Capital has shared power to vote or direct the vote of 1,047,615 shares and shared power to dispose or to direct the disposition of 1,237,665 shares.
(3)	Information obtained from Schedule 13G/A filed with the SEC by Columbia Wanger Asset Management, LLC (“Columbia Wanger”) on February 11, 2011. The Schedule 13G/A discloses that Columbia Wanger has sole voting power and sole dispositive power over all of these shares.
(4)	Information obtained from a Schedule 13G/A filed with the SEC by BlackRock, Inc. (“BlackRock”) on February 7, 2011. The Schedule 13G/A discloses that BlackRock has sole voting and dispositive power over all of these shares.

Common stock owned by Orthofix’s directors and executive officers

The following table sets forth the beneficial ownership of our common stock, including stock options currently exercisable and exercisable within 60 days, as of April 26, 2011 by each director, each named executive officer listed in the Summary Compensation Table and all current directors and executive officers as a group. The percent of class figure is based on 18,037,300 shares of our common stock outstanding as of April 26, 2011. Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Alan W. Milinazzo	271,674	(1)	1.5%

James F. Gero	194,396	(2)	1.1%

Robert S. Vaters	164,433	(3)	*

Michael M. Finegan	142,300	(4)	*

Eric Brown	102,354	(5)	*

Raymond C. Kolls	77,433	(6)	*

Luigi Ferrari	77,042	(7)	*

Dr. Walter P. von Wartburg	45,000	(8)	*

Kenneth R. Weisshaar	40,311	(9)	*

Dr. Guy J. Jordan	39,689	(10)	*

Maria Sainz	20,811	(11)	*

Kevin Unger	16,667	(12)	*

Michael R. Mainelli	7,311	(13)	*

All current directors and executive officers as a group (14 persons)	1,133,088		6.0%

*	Represents less than one percent.
(1)	Includes 223,333 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(2)	Includes 65,333 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(3)	Includes 138,333 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(4)	Includes 132,300 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(5)	Includes 95,832 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(6)	Includes 77,433 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(7)	Includes 69,042 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(8)	Includes 45,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(9)	Includes 39,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(10)	Includes 39,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(11)	Includes 19,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(12)	Includes 16,667 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.
(13)	Includes 6,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of April 26, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Our primary equity compensation plan is the 2004 LTIP. Some current and former executive officers continue to hold outstanding awards under our previous Staff Share Option Plan and Performance Accelerated Stock Option Inducement Grants, although we no longer grant awards under these plans. All named executive officers are also eligible at their discretion to acquire shares of common stock pursuant to our SPP. Each of the 2004 LTIP, the Staff Share Option Plan and the SPP has been approved by our shareholders. The Performance Accelerated Stock Option Inducement Grants were not required to be approved by our shareholders. For more information on our equity compensation plans, see “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Equity-Based Incentives.”

The following table provides aggregate information regarding the shares of our common stock that may be issued upon the exercise of options and rights under all of our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Rights (#) (a) (1)		Weighted-Average Exercise Price of Outstanding Options and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	2,639,449	(2)	32.72	1,372,031	(3)

Equity Compensation Plans Not Approved by Security Holders	366,667	(4)	32.19	—

Total	3,006,116		33.20	1,372,031

(1)	This column includes stock options and restricted stock. The weighted-average exercise price in column (b) only relates to the exercise price of stock options because the restricted stock has no exercise price.
(2)	Options were granted pursuant to the following plans: the Staff Share Option Plan and the 2004 LTIP. As mentioned above, there are currently no more shares available for issuance under the Staff Share Option Plan.
(3)	Included are 1,099,371 registered shares available for issuance pursuant to the SPP and 272,660 shares remaining available for grant under the 2004 LTIP.
(4)	Reflects inducement grant stock options granted in reliance on the Nasdaq exception to shareholder approval for equity grants to new hires.

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

Transactions involving Charles W. Federico

Gregory Federico, son of Charles Federico, is the owner of OrthoPro, Inc. (“OrthoPro”), which acts as an independent third-party distributor for our Breg subsidiary. Charles Federico served as a director of the Company until his retirement from the Board at the 2010 annual general meeting. In 2010, Breg paid commissions to OrthoPro of approximately $1.8 million. The OrthoPro distributor relationship with Breg predates Orthofix’s acquisition of Breg in December of 2003 and commissions paid to OrthoPro are at a rate that the Company considers to be generally accepted in the industry.

Matthew Federico, son of Mr. Federico, is employed by Breg and was paid approximately $116,000 by Breg during 2010.

Director Independence

Of our current directors, the Board has determined that Messrs. Mainelli and Weisshaar, Ms. Sainz, and Drs. Jordan and von Wartburg are independent under the current listing standards of the Nasdaq Global Select Market and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth by category of service the total fees for services performed by Ernst & Young LLP during the fiscal years ended December 31, 2010 and December 31, 2009:

	2010	2009
Audit Fees	$2,154,000	$2,172,000
Audit-Related Fees	$30,000	$25,000
Tax Fees	$758,000	$1,157,000
All Other Fees	$7,000	$7,000
Total	$2,949,000	$3,361,000

Audit Fees

Audit fees in 2010 and 2009 consisted of the aggregate fees, including expenses, billed in connection with the audits of our annual financial statements and internal controls, as well as quarterly reviews of the financial information included in our quarterly reports on Form 10-Q, statutory audits of our subsidiaries and services that are normally provided by the independent registered public accounting firm.

Audit-Related Fees

Audit-related fees in 2010 and 2009 consisted of the aggregate fees, including expenses, billed for assurance and related services and are not reported under “Audit Fees.” The 2010 and 2009 amounts reflect fees billed for employee benefit plan audits.

Tax Fees

Tax fees in 2010 and 2009 consisted of the aggregate fees, including expenses, billed for professional services rendered for income tax compliance, tax advice and tax planning. These fees included fees billed for federal and state income tax review services, assistance with tax audits and other tax consulting services.

All Other Fees

All Other Fees consisted of aggregate fees billed for products and services other than the services reported above. For fiscal years 2010 and 2009, this category included fees related to professional reference materials and publications.

Pre-Approval Policies and Procedures

The Audit Committee approves all audits, audit-related services, tax services and other services provided by Ernst & Young LLP. Any services provided by Ernst & Young LLP that are not specifically included within the scope of the audit must be either (i) pre-approved by the entire Audit Committee in advance of any engagement or (ii) pre-approved by the Chairman of the Audit Committee pursuant to authority delegated to him by the other independent members of the Audit Committee, in which case the Audit Committee is then informed of his decision. Under the Sarbanes-Oxley Act of 2002, these pre-approval requirements are waived for non-audit services where (i) the aggregate of all such services is no more than 5% of the total amount paid to the external auditors during the fiscal year in which such services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services and (iii) such services are approved by the Audit Committee prior to the completion of the audit engagement. In 2010 and 2009, all fees paid to Ernst & Young LLP for non-audit services were pre-approved.

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Amendment.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Dated: May 2, 2011	By:	/s/ Alan W. Milinazzo
		Name:	Alan W. Milinazzo
		Title:	Chief Executive Officer and President