Form 10-K/A
period 2011-12-31
ORTHOFIX INTERNATIONAL N V
filed 2012-05-01
CIK 884624

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 21, 2012, 18,700,474 shares of common stock were issued and outstanding

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Orthofix International N.V.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Form 10-K”) is being filed solely to correct certain section numbering in the text of Exhibit 10.5, which is refiled herewith.  A new Exhibit Index has been included herewith under Section 3 of Item 15(a), together with new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)    Documents filed as part of report on Form 10-K

(Section 1 (Financial Statements) and Section 2 (Financial Statement Schedules) were included with the Original Form 10-K and are not amended herewith.)

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

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2**	Articles of Association of the Company as amended.

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

21.1**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (with respect to Original Form 10-K).

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (with respect to Original Form 10-K).

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (with respect to the Amendment).

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (with respect to the Amendment).

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101^**

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

*	Filed herewith.
**	Previously filed with Original Form 10-K.
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

ORTHOFIX INTERNATIONAL N.V.

Dated: May 1, 2012	By:	/s/ Robert S. Vaters
		Name:	Robert S. Vaters
		Title:	President and Chief Executive Officer