Form 10-K
period 2012-12-31
ORTHOFIX INTERNATIONAL N V
filed 2013-03-01
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, as reported by the Nasdaq Global Select Market, was approximately $781.5 million.

As of February 22, 2013, 19,427,041 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement to be filed with the Commission in connection with the 2013 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit) (as further described in the Legal Proceedings section of this Form 10-K), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Item 1A under the heading Risk Factors in this Form 10-K.

PART I

Item 1.	Business

In this Form 10-K, the terms “we”, “us”, “our”, “Orthofix” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a diversified, global medical device company focused on developing and delivering innovative repair and regenerative solutions to the spine and orthopedic markets. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for spine and orthopedic applications. Our main products are spinal implant products and related human cellular and tissue based products (“HCT/P products”) used in surgical procedures, non-invasive regenerative stimulation products used to enhance bone growth and the success rate of spinal fusions and to treat non-union fractures, external and internal fixation devices used in fracture repair, limb lengthening and bone reconstruction. Our products also include bone cement and devices for removal of bone cement used to fix artificial implants.

We have administrative and training facilities in the United States (“U.S.”), Brazil, and Italy and manufacturing facilities in the U.S., the United Kingdom, and Italy. We directly distribute our products in the U.S., the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Brazil and Puerto Rico. In several other markets we distribute our products through independent distributors.

Orthofix International N.V. is a limited liability company operating under the laws of Curaçao. The Company was formed on October 19, 1987 under the laws of the Netherlands Antilles, with the principal executive office in the Netherlands Antilles on the island of Curaçao. Curaçao became a separate and autonomous country on October 10, 2010. Our executive offices in Curaçao are located at 7 Abraham de Veerstraat, Curaçao. Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Annual Proxy Statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Form 10-K. Our Internet website is located at http://www.orthofix.com. Our SEC filings are also available on the SEC Internet website at http://www.sec.gov.

Business Strategy

Our business strategy is to develop and deliver innovative repair and regenerative solutions to the spine and orthopedic markets in order to minimize pain and restore mobility. Our strategy for growth and profitability includes the following initiatives by global business unit:

Spine: Provide a portfolio of repair and regenerative products that allow physicians to successfully treat a variety of spinal conditions. Our main tactics and objectives are:

•	Concentrate our focus on expanding our current repair and regenerative product offering;

•	Enhance our geographic coverage in the U.S. and internationally;

•	Expand breadth and depth of account-level, customer base;

•	Leverage integrated global business unit structure to promote cross-selling market opportunities; and

•	Differentiate emerging biologics offering so as to potentially promote pull-through for best in class implants.

Orthopedics: Provide a portfolio of repair and regenerative products that allow physicians to successfully treat a variety of orthopedic conditions ranging from fracture management to deformity correction. Our main tactics and objectives are:

•	Expand and strengthen our leadership position internationally in fixation hardware markets with our repair solutions;

•	Improve our U.S. market penetration by leveraging core competency in foot and ankle products and promote pull-through of key; regenerative stimulation and biologics solutions; and

•	Continue to develop fracture repair solutions focused on providing treatment options for the bone healing process.

Other Financial and Business Initiatives:

•	Focus on research, development and clinical outcomes data activities to ensure an appropriate return on these investments and increase the probability of commercial success;

•	Continue to expand applications for our products by utilizing synergies among our core technologies;

•	Continue to enhance physician relationships through extensive product education and training programs; and

•	Continue to strengthen contracting, reimbursement relationships and billing capabilities.

Business Segments

Our segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. We manage our business by our two global business units (“GBUs”), which are comprised of Spine and Orthopedics supported by Corporate activities. These GBUs represent the segments for which our Chief Operating Decision Maker (the “CODM”) reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information has been prepared based on our two GBUs reporting segments. These two segments are discussed below.

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

Orthopedics

Orthopedics provides a portfolio of repair and regenerative products that allow physicians to successfully treat a variety of orthopedic conditions unrelated to spine. This global business unit specializes in the design, development and marketing of the Company’s orthopedic repair products along with regeneration stimulation and biologics products used in orthopedic applications. Orthopedics distributes its products through a network of distributors, sales representatives and affiliates. This global business unit uses both direct and distributor sales representatives to sell orthopedics products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the two GBUs.

Business Segments by GBU:

The table below presents external net sales for continuing operations by GBU reporting segment:

	External Net Sales by GBU Year ended December 31,
(US$ in thousands)	2012		2011		2010
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine
Spine Repair Implants and Regenerative Biologics	$147,206	32%	$143,775	31%	$133,831	29%
Spine Regenerative Stimulation	164,688	35%	160,442	34%	172,573	38%

Total Spine	311,894	67%	304,217	65%	306,404	67%
Orthopedics	150,426	33%	165,904	35%	154,225	33%

Total Net Sales	$462,320	100%	$470,121	100%	$460,629	100%

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

Products

Our revenues are generally derived from the sales of products and marketing service fees in two GBU’s, Spine (which is comprised of our Spine Repair Implants and Regenerative Biologics and our Spine Regenerative Stimulation) and Orthopedics, which accounted for 67% and 33%, respectively, of our total net sales in 2012. Marketing service fee sales is comprised of sales of Trinity Evolution ® in Spine and Orthopedic applications.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application
Spinal Regenerative Solutions
Cervical-Stim ®	Pulsed electromagnetic field (“PEMF”) non-invasive cervical spine regenerative stimulator used to enhance bone growth

Spinal-Stim ®	PEMF non-invasive lumbar spine regenerative stimulator used to enhance bone growth

Alloquent ® Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Trinity Evolution ®	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion procedure

Collage ™ Synthetic Osteoconductive Scaffold	A bone void filler

Spinal Repair Solutions
3 Degree ™ /Reliant ™ Anterior Cervical Plating Systems	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark ® Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent ® LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

NewBridge ® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

Construx ® Mini PEEK Spacer System	Smaller, unibody versions of the Construx PEEK VBR System, implanted as a cervical interbody or partial vertebrectomy solution

CONSTRUX®Mini PTC(TM) PEEK Titanium Composite Spacer System™	A cervical interbody with porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics.

Construx ® PEEK VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

NGage ® Surgical Mesh System	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

PILLAR ™ PL & TL PEEK VBR System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Trans-laminar Lumbar Interbody Fusion (“TLIF”) procedures

FORZA™ Spacer System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Trans-laminar Lumbar Interbody Fusion (“TLIF”) procedures

PILLAR ™ AL PEEK Partial VBR System	An intervertebral body fusion device for Anterior Lumbar Interbody Fusion (“ALIF”) procedures

PILLAR ™ SA PEEK Spacer System	An intervertebral body fusion device that incorporates screw fixation to optimize implant stability

Firebird ™ Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

Firebird ™ Deformity Correction System	An extension to the Firebird TM Spinal Fixation System which provides additional instrument and implant options for complex thoraco-lumbar spine procedures

Phoenix ™ Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird TM Spinal Fixation System designed to be implanted during a posterior thoraco-lumbar spine fusion procedure

SFS ™ Spinal Fixation System	A system of screws, hooks, rods, spacers, staples, washers, dominos, lateral offsets, cross-connectors which provides simple, reliable and comprehensive stabilization solution for spinal non-cervical fixation

ICON ™ Spinal Fixation System	Multi axial pedical screws, mono axial pedicle screws, reduction screws, set screws, multi-axial bodies, offset bodies, cross connectors and rods that allow the surgeon to build a spinal implant construct. The ICON ™ Module Spinal Fixation System is intended for posterior, non cervical pedicle fixation

ProView ™ Minimal Access Portal (“MAP”) System	An instrument system for minimally invasive posterior lumbar spinal fusion, including tubular and expandable retractors, a percutaneous screw delivery system and the ONYX ™ System for Disc removal and interbody space preparation

Unity ® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

TDX ™ Posterior Dynamic Stabilization	A posterior dynamic rod allowing natural movements in the treated segments of the lumbar spine (Currently only available for sale outside the U.S.)

In Swing ™ Interspinous Process Spacer	An implant placed between the spinous processes of the lumbar spine, designed to widen the canal and decompress the symptomatic level (Currently only available for sale outside the U.S.)

Product	Primary Application
Orthopedic Repair Solutions
Fixation	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus ®, XCaliber ™ and Gotfried PC.C.P ®

Eight-Plate Guided Growth System ®	Treatment for bowed legs or knock knees of children

Limb Reconstruction System (“LRS”) and LRS ADVanced	External fixation for lengthenings and corrections of deformity

TrueLok ™	Ring fixation system for limb lengthening and deformity correction

TL-HEX™ TrueLok™ Hexapod System(TL-HEX)	Hexapod external fixation system for trauma and deformity correction with associated software

Galaxy Fixation ™ System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps.

PREFIX ™ and PREFIX ™ 2	External fixation range for temporary fixation of fractures in trauma

VeroNail ® Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail ® Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Cemex ®	Bone cement

OSCAR	Ultrasonic bone cement removal

Centronail ® Ankle Compression Nailing System (ACN)	A differentiated solution for hindfoot fusions

Contours ® Lapidus Plating System (LPS)	A plate design contoured specifically for a tarsometatarsal (TMT) fusion

Contours® Proximal Humerus Plate (PHP)	An innovative plating solution for fraction fixation of the proximal humerus.

Contours® Volar Plating System (VPS) III	The 3rd generation of plates to treat distal radius fractures.

Collage™ Synthetic Osteoconductive Scaffold	A bone void filler

Orthopedic Regenerative Solutions
Physio-Stim ®	PEMF long bone non-invasive regenerative stimulator used to enhance bone growth in non union factures

Trinity Evolution ®	An allograft with viable cells used during surgery that is designed to enhance the success of a bone fusion procedure

Collage ™ Synthetic Osteoconductive Scaffold	A bone void filler

We have proprietary rights in all of the above products with the exception of Cemex ®, Eight-Plate Guided Growth System ® and Contour VPS ®. We have the exclusive distribution rights for the Cemex ® in Italy and for the Eight-Plate Guided Growth System ® and Contour VPS ® worldwide.

We have numerous trademarked products and services including but not limited to the following: Orthofix ®, Blackstone ®, Spinal-Stim ®, Cervical-Stim ®, Origen ™ DBM, 3 Degree ™, Reliant ™, Hallmark ®, Firebird ™, Ascent ®, Construx ®, Unity ®, NGage ®, Newbridge ®, Trinity Evolution ®, PILLAR ™, Alloquent ®, ProView ™, ProCallus ®, XCaliber ™, VeroNail ®, Centronail ®, PREFIX ™, Gotfried PC.C.P ®, Physio-Stim ®, TrueLok ™, Galaxy Fixation™ System and TL-HEX™.

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

Our products provide a wide array of implants designed for use primarily in cervical, thoracic and lumbar fusion surgeries. These implants are made of metal, bone, or PEEK. Additionally, Spinal Implants and Biologics’ product portfolio includes a unique allograft with viable cells HCT/P bone grafting product called Trinity Evolution ®.

The majority of implants offered by our products are made of titanium metal. This includes the 3 Degree ™, Reliant ™ and Hallmark ® cervical plates. Additionally, the Spinal Fixation System (“SFS”), the Firebird ™ Spinal Fixation Systems, the Phoenix ™ Minimally Invasive Spinal Fixation System, the Ascent ® and Ascent ® LE POCT Systems are sets of rods, crossbars and screws which are implanted during posterior fusion procedures. The Firebird ™ Modular and pre-assembled Spinal Fixation System are designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with our product ProView ™ MAP System. We also offer specialty plates that are used in less common procedures, and as such, are not manufactured by many device makers. These specialty plates include the Newbridge ® Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, as well as the Unity ® plate which is used in anterior lumbar fusion procedures.

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

Spinal Regenerative Solutions

We are also a distributor of HCT/P products including interbody implants made of human cadaveric bone that have been harvested from donors and carved by a machine into a desired shape, and a unique allograft in Trinity Evolution ® with viable cells that is intended to enhance a patient’s ability to quickly grow new bone around a spinal fusion site. This product contains live adult stem cells harvested from human cadaveric donors and is intended to be a safer, simpler alternative to an autograft, which is commonly performed in connection with a spine fusion procedure. An autograft involves a separate surgical incision in the patient’s hip area in order to harvest the patient’s own bone to be used during the fusion procedure. An autograft procedure adds risk of an additional surgical procedure and related patient discomfort in conjunction with the spinal fusion.

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

Orthopedics

The medical devices offered in our Orthopedics global business unit include both repair and regenerative solutions.

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

Our newest external fixation product Galaxy Fixation™ which was released in 2012, incorporates a streamlined combination of clamps with both pin-to-bar and bar-to-bar coupling capabilities that provide a complete range of applications and reduces inventory. It also includes specific units for the elbow and shoulder. While the rigidity and stability allows for use in definitive fixation, the design also addresses the need for rapid stabilization needed for temporary fixation in large trauma centers.

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

Building on the TrueLok™ brand, in the international markets, TL-HEX™ TrueLok Hexapod System, was released in 2012. TL-HEX™ is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok frame. In essence, the system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings position is adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All components of the TL-HEX™ are compatible with the TrueLok™ Ring Fixation System; therefore external supports from both systems can be connected to each other when building fixation blocks. All the basic components from the TrueLok™ Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates as well as other assembly components and instrumentation) should be utilized with the TL-HEX™. As with any other hexapod-type external fixator, for successful application of the TL-HEX™ an associated software is available (www.tlhex.com)

Another one of our external fixation devices is the XCaliber ™ fixator, which is made from a lightweight radiolucent material and provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures. The radiolucency of XCaliber ™ fixators allows X-rays to pass through the device and provides the surgeon with improved X-ray visualization of the fracture and alignment. These three configurations cover a broad range of fractures. The XCaliber ™ fixators are provided pre-assembled in sterile kits to decrease time in the operating room.

Our proprietary XCaliber ™ bone screws are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue and improves bone grip. Other screws in this proprietary line do not include the hydroxyapatite coating, but offer different advantages such as patented thread designs for better adherence in hard or poor quality bone. We believe we have a full line of bone screws to meet the demands of the market. Adding to the XCaliber™ bone screw product line are also cylindrical screws first released for the US market and which we expect will be following in international markets. The type of screw is geared towards the trauma applications of the Galaxy Fixation System.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone which requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arms and legs, i.e., humerus, femur and tibia. Alternatively, a plate is attached by screws to an area such as a broken wrist or hip. Examples of our internal fixation devices include:

•

The Centronail ® nailing system designed to stabilize fractures in the femur, tibia, supracondylar and recently the humerus. We believe that it has all the attributes of the Orthofix Nailing System, but has additional advantages, including that it is made of titanium, offers improved mechanical distal targeting and instrumentation and has a design which requires significantly reduced inventory.

•

The Centronail® Ankle Compression Nail from Orthofix is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails. This product was released in the US market in 2012.

•

The VeroNail ® marks Orthofix’s entry into the intramedullary hip nailing market. For use in hip fractures, it provides a minimally-invasive screw and nail design intended to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

•

The Contours LPS ® (Lapidus Plating System) in the US. This system is intended for the correction of moderate to severe forefoot hallus valgus (HV), accompanying bunions and associated instability. The Lapidus Plating System consists of plates, screws and instrumentation. The anatomical plates are low-profile, titanium, (left and right) designed specifically for 1st metatarsocuneiform joint arthrodesis allowing compression across the joint achieved through a delta-shaped hole and compression screws. Lapidus System screws are titanium, low-profile and self-tapping, and include locking, non-locking, and bone compression screws in a variety of lengths. Instrumentation includes a threaded drill guide, drillbits, depth gauge, screw sleeve, ratcheting AO wrench, and plate bender.

In addition to the treatment of bone fractures, we also design, manufacture and distribute devices that are intended to treat congenital bone conditions, such as angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma. Examples of products offered in these areas include the Eight-Plate Guided Growth System ®.

Orthopedic Regenerative Solutions

Our regenerative biologics products principally include Trinity Evolution ®, an allograft with viable cells used during surgery that is designed to enhance the success of a bone fusion procedure to facilitate bone fusion. Surgeons will use bone grafts when their patients have a large defect in the bone and it needs to be filled. Bone grafts can come directly from the patient’s own bone (autograft) or from donor bone tissue that has been processed in specialized facilities or derived from a synthetic composition that resembles the components of human bone. To date, our Biologics are being offered only in the U.S. market due to restrictions in providing U.S. human donor tissue in other countries.

Our Physio-Stim ® regenerative stimulator products use PEMF technology similar to that described previously in the discussion of our spine stimulators. The primary difference is that the Physio-Stim ® physical configuration is designed for use on long bones.

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

Product Development

Our research and development departments are responsible for new product development. We work regularly with certain institutions referred to below as well as with physicians and other consultants on the long-term scientific planning and evolution of our research and development efforts. These efforts are done in accordance with best practices on interactions with healthcare professionals as set forth, for example, in the AdvaMed Code of Ethics (“AdvaMed Code”) and the Eucomed Code of Business Practices (“Eucomed Code”). Our primary research and development facilities are located in Fairfield, New Jersey; Verona, Italy and Lewisville, Texas.

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

In 2012, 2011 and 2010 we spent $28.6 million, $22.9 million and $28 million, respectively, on research and development.

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

Corporate Compliance and Government Regulation

Corporate Compliance and Ethics Program

We have a comprehensive compliance program, which we branded the Integrity Advantage ™ Program. We have a Chief Compliance Officer to oversee the Integrity Advantage ™ Program throughout our Company. It is a fundamental policy of our Company to conduct business in accordance with the highest ethical and legal standards. Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout our domestic and international businesses.

Our Integrity Advantage ™ Program is designed to meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws. Key elements of the Integrity Advantage ™ Program include:

•	Organizational oversight by senior-level personnel responsible for the compliance function within our Company;

•	Written standards and procedures, including a Corporate Code of Business Conduct;

•	Methods for communicating compliance concerns, including anonymous reporting mechanisms;

•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action;

•	Compliance education and training for employees and contracted business associates;

•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness;

•	Disciplinary guidelines to enforce compliance and address violations;

•	Exclusion lists screening of employees, and contracted business associates; and

•	Risk assessments to identify areas of regulatory compliance risk

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

In addition, our Spinal Implants and Biologics business offers a product for bone repair and reconstruction under the brand name Trinity Evolution ® which is an allogeneic, cancellous, bone matrix containing viable stem cells. We believe that Trinity Evolution ® is properly classified under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug. We believe it is regulated under Section 361 of the Public Health Service Act and C.F.R. Part 1271. Spinal Implants and Biologics also distributes certain surgical implant products known as “allograft” products which are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. We believe that these products are properly classified by the FDA as minimally-manipulated tissue and are covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance that our suppliers of the Trinity Evolution ® and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance that these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bone are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a description of these risks, see Item 1A Risk Factors.

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

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In June 2011, the FDA preannounced an inspection to close out the March 2009 Warning Letter issued to Blackstone Medical, Inc., and to determine compliance to Orthofix’s Quality System Requirements as well as to our Tissue Distribution program. At the close of the inspection, Orthofix received one Quality System observation on a form 483 however the FDA inspector concluded that all the corrective actions pertinent to the warning letter were adequately completed. When the Agency concludes that an inspection is “closed” under 21 CFR 20.64 (d) (3), it will release a copy of the Establishment Inspection Report (EIR) to the inspected establishment. Orthofix received its EIR for the June 2011 inspection in August 2011 indicating that this inspection was closed. The corrective action associated with the one observation on the 483 was fully corrected by Orthofix and verified by the FDA in January 2012 during a routine inspection of the Lewisville facility. At the conclusion of the January inspection the FDA issued a 483 due to minor deficiencies within our quality systems. The Company replied with a formal response, and after reviewing the evidence the FDA determined our corrective action adequate and the audit was closed. In addition to the domestic FDA inspections, all manufacturing facilities of the Company are subject to annual notified body inspections. No major findings have been received and certification has been granted or maintained. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition and results of operations.

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

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited. Also, third-party payors are increasingly challenging the medical necessity and prices paid for our products and services. The Medicare program is expected to continue to implement a new payment mechanism for certain items of durable medical equipment, prosthetic, orthotic supplies (“DMEPOS”) via the implementation of its competitive bidding program. The initial implementation was terminated shortly after it began in 2008 and the Centers for Medicare and Medicaid Services (“CMS”) began the rebid process in 2009 (“Round 1 Rebid”) with implementation of the rebid round occurring on January 1, 2011. Payment rates for certain DMEPOS items included in the Round 1 Rebid product categories, which categories do not currently include our products, will be determined based on bid prices rather than the current Medicare DMEPOS fee schedule. CMS has released the geographical areas included in Round 2 of the program, yet final decisions concerning which products will be affected have not been announced. The Company’s bone growth stimulation products are exempt from this competitive bidding process.

Our subsidiary Orthofix Inc. received accreditation status by the Accreditation Commission for Health Care, Inc. (“ACHC”) for the services of DMEPOS. ACHC, a private, not-for-profit corporation, which is certified to ISO 9001:2000 standards, was developed by home care and community-based providers to help companies improve business operations and quality of patient care. Although accreditation is generally a voluntary activity where healthcare organizations submit to peer review their internal policies, processes and patient care delivery against national standards, CMS required DMEPOS suppliers to become accredited. By attaining accreditation, Orthofix Inc. has demonstrated its commitment to maintain a higher level of competency and strive for excellence in its products, services, and customer satisfaction.

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

On February 1, 2013, the Centers for Medicare & Medicaid Services (CMS) published a final rule which will make information publicly available about payments or other transfers of value from certain manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid, and the Children’s Health Insurance Program (CHIP), defined as applicable manufacturers, to physicians and teaching hospitals, which are defined as covered recipients. Called the “National Physician Payment Transparency Program: Open Payments,” this is one of many steps in the Affordable Care Act designed to create greater transparency in health care markets.

The final rule, which implements Section 6002 of the Affordable Care Act, also will make information publicly available about physician (or immediate family members of a physician) ownership or investment interests in applicable manufacturers and group purchasing organizations (GPOs).

The law specifies that applicable manufacturers must report annually to the Secretary of Health and Human Services all payments or transfers of value (including gifts, consulting fees, research activities, speaking fees, meals, and travel) from applicable manufacturers to covered recipients. In addition to reporting on payments, applicable manufacturers, as well as applicable GPOs, must report ownership and investment interests held by physicians (or the immediate family members of physicians) in such entities. However, the law does not require applicable manufacturers or applicable GPOs to report ownership or investment interests held by teaching hospitals. The law requires CMS to provide applicable manufacturers, applicable GPOs, covered recipients, and physician owners and investors at least 45 days to review, dispute and correct their reported information before posting it on a publicly available website. The information on the website must be easily aggregated, downloaded and searchable.

In order to give applicable manufacturers and applicable GPOs sufficient time to prepare, data collection will begin on August 1, 2013. Applicable manufacturers and applicable GPOs will report the data for August through December of 2013 to CMS by March 31, 2014 and CMS will release the data publicly by September 30, 2014.

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

Global Business Units

Our revenues are generally derived from the sales of products in two GBU’s, Spine (which is comprised of our Spine Repair Implants and Regenerative Biologics and our Spine Regenerative Stimulation) and Orthopedics, which accounted for 67% and 33%, respectively, of our total net sales in 2012.

Sales, Marketing and Distributor Network

We have established a broad distribution network comprised of direct sales representatives and distributors. This established distribution network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in over 50 countries.

In our largest geographic market, the U.S., our sales, marketing and distribution network is separated between several distinct sales forces addressing different business units. The Spine global business unit is addressed primarily by a direct sales force for spinal regenerative stimulation products and an independent distribution network for spinal implant and HCT/P products. The Orthopedics global business unit is addressed by a hybrid distribution network of predominately direct sales representatives supplemented by distributors.

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

We support our sales force through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages using printed, video and multimedia formats.

To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the Eucomed Code guidelines, we organize monthly multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America and the Orthofix Institute for Research, Training and Education in the North American Operations and Training Center in Lewisville, Texas. The Orthofix Institute is a state of the art facility which features a lecture room, classroom, workshop and 7-station bioskills laboratory. In 2012, these product education seminars were attended by over 1,265 surgeons around the world; seminars included a variety of lectures from specialists as well as demonstrations and hands-on workshops. Each year many of our sales representatives and distributors independently conduct basic courses in product application for local surgeons. We also provide sales training at our training center in Lewisville, Texas and in regional locations throughout the world. Additionally, we have implemented a web-based sales training program, which provides ongoing education for our sales representatives.

Competition

Our regenerative stimulation products compete principally with similar products marketed by Biomet Spine, a business unit of Biomet, Inc; DJO Incorporated; and the Exogen product line owned by Smith and Nephew plc. and Essex Woodland, a private equity firm. Our spinal implant, HCT/P products, and Trinity Evolution ®, an HCT/P product from which we derive marketing fees, compete with products marketed by Medtronic, Inc.; De Puy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer, Inc.; NuVasive; Biomet Spine; and various smaller public and private companies. For external and internal fixation devices, our principal competitors include De Puy Synthes; Zimmer, Inc.; Stryker Corp.; Smith & Nephew plc; and Biomet Orthopedics, a business unit of Biomet, Inc.

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

Trinity Evolution ®, an HCT/P product for which we have exclusive marketing rights, is an allograft tissue form that is supplied to customers by MTF in accordance with orders received directly from us. MTF sources, processes and packages the tissue form and is the sole supplier of Trinity Evolution ® to our customers.

Our products are currently manufactured and assembled in the U.S., Italy, and the United Kingdom. We believe that our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the U.S. For a description of the laws to which we are subject, see Item 1—Business—Corporate Compliance and Government Regulation. We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

Our business is generally not seasonal in nature. However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer. In addition, we do not consider the backlog of firm orders to be material.

Capital Expenditures

We had tangible and intangible capital expenditures in the amount of $28.8 million, $25.8 million and $26.4 million in 2012, 2011 and 2010, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds and product instrument sets. In 2012, we invested $28.8 million in capital expenditures of which the most significant item was $13.9 million related to instrumentation and tooling. We currently plan to invest approximately $30 million in capital expenditures during 2013 to support the planned expansion of our business. We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

At December 31, 2012, we had 892 employees worldwide. Of these, 614 were employed in the U.S. and 278 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 130 at December 31, 2012, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe that we have good relations with our employees. Of our 892 employees, 390 were employed in sales and marketing functions, 167 in general and administrative roles, 193 in production and operations and 142 in research and development.

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

If we fail to comply with the terms of our Deferred Prosecution Agreement and Corporate Integrity Agreement (and a related term of probation), we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

On June 6, 2012, in connection with our settlement of a U.S. government investigation and related qui tam complaint related to our regenerative stimulation business, and our settlement of a U.S. government investigation and related qui tam complaint related to Blackstone Medical, Inc., we entered into a five-year corporate integrity agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”). The CIA acknowledges the existence of our current compliance program, and requires that we continue to maintain during the term of the CIA a compliance program designed to promote compliance with federal healthcare and Food and Drug Administration (“FDA”) requirements. We are also required to maintain several elements of the existing program during the term of the CIA, including maintaining a Chief Compliance Officer, a Compliance Committee, and a Code of Conduct. The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations. Pursuant to the CIA, we are required to notify the HHS-OIG in writing, among other things, of: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs or FDA requirements; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal healthcare programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. The CIA provides that in the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution and subject to other monetary penalties, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In connection with this settlement, on December 14, 2012, our subsidiary Orthofix Inc. plead guilty in the U.S. District Court for the District of Massachusetts to one felony count of obstruction of a federal audit (18 U.S.C. §1516) pursuant to a plea agreement with the U.S. Attorney’s Office for the District of Massachusetts (the “Boston USAO”) and the U.S. Department of Justice. Under the terms of the sentencing order, the court has imposed a five year term of probation on Orthofix Inc., with special conditions which mandate certain non-disparagement obligations and order Orthofix Inc. to continue complying with the terms of the CIA through the expiration of its term. In the event that we fail to satisfy these terms of probation, we could be subject to additional criminal penalties or prosecution, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In May 2012, we sold our former sports medicine business unit, Breg, Inc., to an affiliate of Water Street Healthcare Partners II, L.P. pursuant to a stock purchase agreement between us and the buyer. Under the stock purchase agreement, we have agreed to indemnify the buyer with respect to certain specified matters, including (i) an ongoing U.S. government investigation and certain ongoing product liability matters relating to a previously owned infusion pump product line, and (ii) product liability claims relating to pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. These matters are further described under the subheading “Matters Related to Our Former Breg Subsidiary and Possible Indemnification Obligations” in the Legal Proceedings section under Part I, Item 3 of this Annual Report on Form 10-K. We currently cannot reasonably estimate the possible loss, or range of loss, in connection with these indemnified matters. In the event that they are substantial, it could have a material adverse effect our business, financial condition, results of operations and cash flows.

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

We may not be able to successfully introduce new products to the market, and that market opportunities that we expect to develop for our products may not be as large as we expect.

During 2012, we continued to make improvements in revenues related to several new products we introduced to the market over the past two years, including the CONSTRUX®Mini PTC(TM) PEEK Titanium Composite Spacer System, Phoenix ™ Minimally Invasive Spinal Fixation System, the Firebird ™ Deformity Correction System, the FORZA™ Spacer System and Trinity Evolution ®, TL-HEX™ TrueLok Hexapod System, Galaxy Fixation ™ System, Contours LPS ® (Lapidus Plating System, Centronail® Ankle Compression Nail, among others. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

Growing our business requires that we educate and train physicians regarding the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products.

Acceptance of our products depends in part on our ability to (i) educate the medical community as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products compared to alternative products, procedures and therapies, and (ii) train physicians in the proper use and implementation of our products. We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages using printed, video and multimedia formats. To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the Eucomed Code guidelines, we organize monthly multilingual teaching seminars in multiple locations, including our Orthofix Institute for Research, Training and Education in the North American Operations and Training Center in Lewisville, Texas. However, we may not be successful in our efforts to educate the medical community and properly train physicians. If physicians are not properly trained, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. In addition, a failure to educate the medical community regarding our products may impair our ability to achieve market acceptance of our products.

We are dependent on third-party manufacturers for many of our products.

We contract with third-party manufacturers to produce most of our products, like many other companies in the medical device industry. If we or any such manufacturer fails to meet production and delivery schedules, it can have an adverse impact on our ability to sell such products. Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects and other similar events can delay production and inhibit our ability to bring a new product to market in timely fashion. For example, the supply of Trinity Evolution ® is derived from human cadaveric donors, and our ability to distribute the product depends on our supplier continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. Further, because Trinity Evolution ® is classified as an HCT/P product, it could from time to time be subject to recall for safety or administrative reasons.

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

Our products are sold either directly by us or by independent sales representatives to customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers. These products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid and Tricare, or private insurance plans and healthcare networks. Major third-party payors for medical services in the U.S. and internationally continue to work to contain health care costs. Third-party payors, both in the United States and internationally, are increasingly challenging the prices charged for medical products and services. In addition, third-party payors may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited. These policies and criteria may be revised from time-to-time.

Limits put on reimbursement could make it more difficult for people to buy our products and substantially reduce, or possibly eliminate, the demand for our products. In addition, should governmental authorities continue to enact legislation or adopt regulations that affect third-party coverage and reimbursement, demand for our products and coverage by private or public insurers may be reduced with a consequential material adverse effect on our sales and profitability.

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

As required by law, CMS has continued efforts to implement a competitive bidding program for selected DMEPOS items paid for by the Medicare program. The initial implementation of the program in 2008 was terminated in that same year. CMS began the Round 1 Rebid process in 2009 and the implementation of the rebid round occurred on January 1, 2011. Our products are not yet included in the competitive bidding process. We cannot predict which products from any of our businesses will ultimately be affected or whether or when the competitive bidding process will be extended to our businesses. While some of our products are designated by FDA as Class III medical devices and thus are not included within the competitive bidding program, some of our products may be encompassed within the program at varying times. There can be no assurance that the implementation of the competitive bidding program will not have an adverse impact on the sales of some of our products. We estimate that our revenue by payor type is:

• Direct (hospital)	39%
• Third-Party Insurance	24%
• Independent Distributors	17%
• U.S. Government—Medicare, Medicaid, TriCare	12%
• International Public Healthcare Systems	7%
• Self-pay and other	1%

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

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition or results of operations. The process of obtaining FDA clearance and other regulatory clearances or approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices. In addition, we may be subject to compliance action, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or off-label uses, or if the FDA challenges one or more of our determinations that a product modification did not require new approval or clearance by the FDA.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In June 2011, the FDA preannounced an inspection to close out the March 2009 Warning Letter issued to Blackstone Medical, Inc., and to determine compliance to Orthofix’s Quality System Requirements as well as to our Tissue Distribution program. At the close of the inspection, Orthofix received one Quality System observation on a form 483 however the FDA inspector concluded that all the corrective actions pertinent to the warning letter were adequately completed. When the Agency concludes that an inspection is “closed” under 21 CFR 20.64 (d) (3), it will release a copy of the Establishment Inspection Report (EIR) to the inspected establishment. Orthofix received its EIR for the June 2011 inspection in August 2011 indicating that this inspection was closed. The corrective action associated with the one observation on the 483 was fully corrected by Orthofix and verified by the FDA in January 2012. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition and results of operations.

On February 1, 2013, the Centers for Medicare & Medicaid Services (CMS) published a final rule which will make information publicly available about payments or other transfers of value from certain manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid, and the Children’s Health Insurance Program (CHIP), defined as applicable manufacturers, to physicians and teaching hospitals, which are defined as covered recipients. Called the “National Physician Payment Transparency Program: Open Payments,” this is one of many steps in the Affordable Care Act designed to create greater transparency in health care markets.

The final rule, which implements Section 6002 of the Affordable Care Act, also will make information publicly available about physician (or immediate family members of a physician) ownership or investment interests in applicable manufacturers and group purchasing organizations (GPOs).

The law specifies that applicable manufacturers must report annually to the Secretary of Health and Human Services all payments or transfers of value (including gifts, consulting fees, research activities, speaking fees, meals, and travel) from applicable manufacturers to covered recipients. In addition to reporting on payments, applicable manufacturers, as well as applicable GPOs, must report ownership and investment interests held by physicians (or the immediate family members of physicians) in such entities. However, the law does not require applicable manufacturers or applicable GPOs to report ownership or investment interests held by teaching hospitals. The law requires CMS to provide applicable manufacturers, applicable GPOs, covered recipients, and physician owners and investors at least 45 days to review, dispute and correct their reported information before posting it on a publicly available website. The information on the website must be easily aggregated, downloaded and searchable.

In order to give applicable manufacturers and applicable GPOs sufficient time to prepare, data collection will begin on August 1, 2013. Applicable manufacturers and applicable GPOs will report the data for August through December of 2013 to CMS by March 31, 2014 and CMS will release the data publicly by September 30, 2014.

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

Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if we are excluded from being a supplier by a group purchasing organization or similar entity.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have been launched by legislators, regulators and third-party payors to curb these costs. As a result, there has been a consolidation trend in the healthcare industry to create larger companies, including hospitals, with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and may continue to become more intense. This has resulted and may continue to result in greater pricing pressures and the exclusion of certain suppliers from important markets as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions. If a group purchasing organization excludes us from being one of their suppliers, our net sales could be adversely impacted. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, which may exert further downward pressure on the prices of our products.

Our allograft and mesenchymal stem cell products could expose us to certain risks which could disrupt our business.

Our Spinal Implants and Biologics business distributes a product under the brand name Trinity Evolution ®. Trinity Evolution ® is derived from human cadaveric donors, and our ability to distribute the product depends on our supplier continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. We believe that Trinity Evolution ® is properly classified under the FDA’s HCT/P regulatory paradigm and not as a medical device or as a biologic or drug. There can be no assurance that the FDA would agree that this category of regulatory classification applies to Trinity Evolution ® and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional post-market regulatory requirements. The success of our Trinity Evolution ® product will depend on these products achieving broad market acceptance which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. Because Trinity Evolution ® is classified as an HCT/P product, it can from time to time be subject to recall for safety or administrative reasons.

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

The direction and strength of the U.S. and global economy has been uncertain due to the recent downturn in the economy and difficulties in the credit markets. If economic growth in the U.S. and other countries continues to remain low, or if the credit markets continue to be difficult to access, our distributors, suppliers and other business partners could experience significant disruptions to their businesses and operations which, in turn, could negatively impact our business operations and financial performance along with potentially causing us to be unable to collect existing accounts receivable. In addition, continued weak consumer financial strength and demand could cause a substantial reduction in the sale of our products.

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

Our ability to market Spine and Orthopedic products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, doctors, other healthcare providers and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers and patients.

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

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. We have substantial activities outside of the U.S. that are subject to the impact of foreign exchange rates. The fluctuations of foreign exchange rates during 2012 have had a unfavorable impact of $9.8 million on net sales from continuing operations outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we enter into currency hedges from time to time. At December 31, 2012, we had outstanding a currency swap to hedge a €28.7 million foreign currency exposure.

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

We may incur costs and undertake new debt and contingent liabilities in a search for acquisitions, and we may be unsuccessful in our search for such acquisitions or have difficulty integrating any acquired businesses or product lines.

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

In addition, we compete with other medical device companies for these opportunities, and we may be unable to consummate such acquisitions on commercially reasonable terms, or at all. To the extent we are able to make acquisitions; we may experience difficulties in integrating any acquired companies or products into our existing business, including attrition of key personnel from acquired companies or businesses, and significant costs, charges or write downs. In addition, unforeseen operating difficulties integrating acquired companies or businesses could require us to devote significant financial and managerial resources that would otherwise be available to our existing businesses. To the extent we issue additional equity in connection with acquisitions, this may dilute our existing shareholders.

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

On August 30, 2010, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a new senior secured bank credit facility with a syndicate of financial institutions, and used these borrowings to repay all amounts owed under the old credit facility. The agreement was further amended in May 2011. We and certain of Orthofix Holdings’ direct and indirect subsidiaries, including Orthofix Inc., and Blackstone have guaranteed the obligations of Orthofix Holdings under the senior secured bank facility. The senior secured bank facility provides for (1) a five-year term loan facility of $100 million, which was paid in full during 2012, and (2) a five-year revolving credit facility of $200 million of which we had $20 million outstanding and $180 million available to be drawn as of December 31, 2012.

The credit agreement contains negative covenants applicable to us and our subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants and a breach of these covenants could result in an event of default under the credit agreement, which could permit acceleration of the debt payments under the facility. We believe that we were in compliance with the negative covenants at December 31, 2012 and there were no events of default. Further, we believe that we should be able to meet these financial covenants in future fiscal quarters, however, there can be no assurance that we will be able to do so, and failure to do so could result in an event of default under the credit agreement, which could have a material adverse effect on our financial position.

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

We maintain a five-year revolving credit facility of $200 million upon which we had $180 million available to be drawn as of December 31, 2012. However, to the extent our business requires us to access the credit markets in the future and we are not able to do so, including in the event that lenders cease to lend to us, or cease to be capable of lending, for any reason, we could experience a material and adverse impact on our financial condition and ability to borrow additional funds. This might impair our ability to obtain sufficient funds for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

The conditions of the U.S. and international capital and credit markets may adversely affect our interest expense under our existing credit facility.

Our senior bank facility provides for a five-year term loan facility of $100 million which was paid in full during 2012, and a five-year revolving credit facility of $200 million of which we had $20 million outstanding and $180 million available to be drawn as of December 31, 2012. Borrowings under the facility bear interest at a floating rate, which will be, at our option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. Our overall effective interest rate as of December 31, 2012 on our senior secured debt was 2.7%. Our interest expense that we incur under our credit facilities could increase if there are increases in either the LIBOR rate or base rate. (See Item 7A, Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K.)

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see Critical Accounting Policies and Estimates in Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Valuation adjustments to Goodwill, which represent a significant portion of our total assets, may adversely affect our net income and we may never realize the full value of our intangible assets.

A substantial portion of our assets is comprised of goodwill. We may not receive the recorded value for our goodwill if we sell or liquidate our business or assets. The material concentration of goodwill increases the risk of a large charge to earnings if recoverability of goodwill is impaired, which would have an adverse effect on our net income.

Provisions of Curaçao law may have adverse consequences for our shareholders.

We were organized under the laws of the Netherlands Antilles in 1987, with our principal executive office in the Netherlands Antilles located on the island of Curaçao. Prior to October 10, 2010, the Netherlands Antilles, together with Aruba and the Netherlands, formed the Kingdom of the Netherlands, with Curaçao being an island territory of the Netherlands Antilles. Under a constitutional reform of the Kingdom of the Netherlands, agreed upon among the Netherlands Antilles, Aruba and the Netherlands, the Netherlands Antilles was dissolved effective October 10, 2010. Also effective October 10, 2010, Curaçao became an individual constitutional entity within the Kingdom of the Netherlands, having its own government and laws. As a result of the constitutional reform and the dissolution of the Netherlands Antilles, the Netherlands Antilles law ceased to exist and Orthofix is now a Curaçao legal entity subject to Curaçao law. Although Curaçao has become a separate and autonomous country with its own laws and regulations, the civil and corporate Netherlands Antilles law, as they applied to Orthofix before October 10, 2010, did not change under the constitutional reform. In effect, Curaçao has adopted the Netherlands Antilles civil and corporate law (to which Orthofix was subject) that was in effect prior to October 10, 2010.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities are:

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution and research and development facility for Spine and Orthopedics Products and administrative facility for Corporate, Spine, and Biologics	Lewisville, TX	140,000	Leased

Research and development office for Spine Repair Implants and Regenerative Biologics	Fairfield, NJ	3,946	Leased

Research and development, component manufacturing, quality control and training facility for fixation products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned

International Distribution Center for Orthofix products	Verona, Italy	18,000	Leased

Sales management, distribution and administrative offices	Florham Park, NJ	2,700	Leased

Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	18,460	Leased

Sales management, distribution and administrative facility for Brazil	Curitiba, Brazil	1,065	Leased

Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	21,617	Leased

Sales management, distribution and administrative facility for France	Arcueil, France	8,500	Leased

Sales management, distribution and administrative facility for Germany	Ottobrunn, Germany	16,145	Leased

Sales management, distribution and administrative facility for Puerto Rico	Guaynabo, Puerto Rico	2,996	Leased

Item 3.	Legal Proceedings

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

Matters Related To Blackstone Medical, Inc. and Related Escrow Claims

In 2007, our subsidiary, Blackstone Medical, Inc. (“Blackstone”) received a subpoena issued by the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”), under the authority of the federal healthcare anti-kickback and false claims statutes. The subpoena sought certain documents for the period January 1, 2000 through July 31, 2006, which covered a period prior to Blackstone’s acquisition by us on September 22, 2006. In 2008 and 2009, respectively, we received a federal grand jury subpoena from the U.S. Attorney’s Office for the District of Massachusetts (“Boston USAO”) and a HIPAA subpoena issued by the U.S. Department of Justice (“DOJ”). These subpoenas sought certain documents from us for the period January 1, 2000 through July 15, 2007. Each of the subpoenas concerned the compensation of physician consultants and related matters.

In 2008, we obtained a copy of a qui tam complaint filed against us and Blackstone in the U.S. District Court for the District of Massachusetts. The complaint related to the matters described above involving HHS-OIG, the Boston USAO, and DOJ. The U.S. Department of Justice subsequently filed a notice of non-intervention in the case.

In January 2012, after a series of ongoing discussions and negotiations with the Boston USAO, our board of directors approved an agreement in principle to pay $32 million to resolve these matters. On October 29, 2012, we, through Blackstone, entered into a definitive settlement agreement with the U.S. government and the qui tam relator, which settlement agreement memorialized this agreement. All of the $32 million we paid pursuant to the settlement was funded by proceeds we received from an escrow fund established in connection with our acquisition of Blackstone in 2006. We also recorded a charge of $0.3 million in 2012 which represented imputed interest on the settlement accrued through the payment date in October of 2012.

Matters Related to Regenerative Stimulation Business

In 2009, we received a HIPAA subpoena (“HIPAA subpoena”) issued by the Boston USAO. The subpoena sought documents concerning, among other things, our promotion and marketing of our regenerative stimulator devices (which we have also described in the past as our “bone growth stimulator devices”). The Boston USAO issued several subsequent document and testimony subpoenas. We cooperated with these requests. We subsequently obtained a copy of a qui tam complaint filed in the U.S. District Court for the District of Massachusetts against us, Orthofix Inc. and other companies that have allegedly manufactured regenerative stimulation devices, including Orthologic Corp., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. The complaint, as subsequently amended in 2010, alleged various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of regenerative stimulation devices. The complaint also included claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-Kickback Act by providing free products to physicians, waiving patients’ insurance co-payments and providing inducements to independent sales agents to generate business.

On April 28, 2011, after a series of ongoing discussions and negotiations with the Boston USAO, our board of directors approved an agreement in principle proposed by the Boston USAO to resolve the criminal and civil matters described in the immediately preceding two paragraphs. On June 6, 2012, we entered into a definitive settlement agreement with the United States of America, acting through DOJ and on behalf of HHS-OIG, the TRICARE Management Activity, through its General Counsel, the Office of Personnel Management, in its capacity as administrator of the Federal Employees Health Benefits Program, the United States Department of Veteran Affairs and the qui tam relator. We agreed to pay $34.2 million (plus interest at a rate of 3% from May 5, 2011 through the day before payment was made) under the terms of the settlement agreement. In addition, we agreed in July 2012 to pay the qui tam relator’s counsel $1.0 million in fees. These amounts were paid during the fourth quarter of 2012.

In connection with the settlement agreement, our wholly-owned subsidiary, Orthofix Inc., entered into a plea agreement with the Boston USAO and DOJ on June 7, 2012 under which Orthofix Inc. agreed to plead guilty to one felony count of obstruction of a June 2008 federal audit (§18 U.S.C. 1516). The plea agreement was amended on December 14, 2012, though all terms remained materially consistent with the earlier plea agreement we had executed. The plea was accepted and entered by the U.S. District Court for the District of Massachusetts on December 14, 2012. Consistent with the terms recommended in the plea agreement, the court imposed a criminal fine of $7.8 million and a mandatory special assessment of $400, which we subsequently paid during the fourth quarter of 2012. In addition, the court has imposed a five year term of probation, with special conditions which mandate certain non-disparagement obligations and order Orthofix Inc. to continue complying with the terms of the Company’s previously-disclosed 5-year corporate integrity agreement (which is described below) through the expiration of its term.

We previously recorded a charge of $43 million during the first quarter of 2011 in anticipation of the settlement. We also recorded a charge of $1.7 million in 2012 which represented imputed interest on the settlement accrued through the payment date in December of 2012.

Corporate Integrity Agreement with HHS-OIG

On June 6, 2012, in connection with our settlement of the matters described above related to our regenerative stimulation business, and in anticipation of a final settlement of the government investigation and related qui tam complaint described above related to Blackstone Medical, Inc., we also entered into a five-year corporate integrity agreement with HHS-OIG (the “CIA”). The CIA acknowledges the existence of our current compliance program, and requires that we continue to maintain during the term of the CIA a compliance program designed to promote compliance with federal healthcare and Food and Drug Administration (“FDA”) requirements. We are also required to maintain several elements of our previously existing program during the term of the CIA, including maintaining a Chief Compliance Officer, a Compliance Committee, and a Code of Conduct. The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.

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

Matters Related to Promeca

On July 10, 2012, we entered into definitive agreements with DOJ and the Securities and Exchange Commission (the “SEC”) agreeing to settle our self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (“ the FCPA”). Under the terms of these agreements, we voluntarily disgorged profits to the United States government in an amount of $5.2 million, inclusive of pre-judgment interest, and agreed to pay a fine of $2.2 million. We paid $2.2 million in July 2012 and $5.2 million in September 2012. As part of the settlement, we entered into a 3-year deferred prosecution agreement (“DPA”) with DOJ.

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

Matters Related to Our Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, we sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including (i) the government investigation and product liability matters regarding the previously owned infusion pump product line described below, and (ii) pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. We have established an accrual of $4.2 million for our indemnification obligations in connection with the July 2012 verdict described in the fourth paragraph below, however, actual liability in this case could be higher or lower than the amount accrued. We have not established any accrual in connection with our other indemnification obligations under the Breg SPA, and currently cannot reasonably estimate the possible loss, or range of loss, in connection with such obligations (including with respect to the matters described in the three paragraphs below).

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” We believe that meritorious defenses exist to these claims and Breg is vigorously defending these cases. One of our insurance carriers previously asserted to us that certain potential losses related to this matter are not covered by our insurance coverage. We subsequently went into arbitration with this carrier, and on January 22, 2013, we obtained a binding arbitration award providing that such carrier is obligated to reimburse us for defense expenses, settlements, and judgments under certain policies. We currently estimate that we are entitled to reimbursement of approximately $13 million for past losses incurred, as well as up to $15 million in potential future coverage for pending products liability matters.

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

On January 27, 2012, we were orally notified by a U.S. Government official that a civil investigation of Breg was pending in connection with this matter. On January 18, 2013, we were served with a qui tam complaint filed in the United States District Court for the Western District of Missouri against us (as the former owner of Breg), Stryker Corporation, I-Flow Corporation and DJO Incorporated, which contains allegations relating to the marketing and promotion of Breg’s former infusion pump products. We are vigorously defending this matter.

At the time of its divestiture by us, Breg was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging that the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units. The majority of these cases are at an early stage and no conclusion can be drawn at the present time regarding their potential outcome. However, we believe that meritorious defenses exist to these claims. In July 2012, a jury in one case related to a motorized cold therapy unit previously sold by Breg returned a verdict providing for approximately $2.1 million in compensatory damages to the plaintiff against Breg and $7 million in exemplary damages. The case remains subject to appeal. We believe that the damages are without merit, however, the ultimate outcome is uncertain. We previously established an accrual and related charge to discontinued operations of $4.2 million for both compensatory damages and exemplary damages for our indemnification obligations in connection with this July 2012 verdict; however, actual liability in this case could be higher or lower than the amount accrued.

Item X.	Executive Officers of the Registrant

The following table sets forth certain information about the persons who serve as our executive officers.

Name	Age	Position

Robert S. Vaters	52	President and Chief Executive Officer and Director
Vicente Trelles	57	Executive Vice President of Worldwide Operations and Shared Services
Emily V. Buxton	36	Interim Chief Financial Officer and Chief Financial Officer, Orthopedic Global Business Unit
Brian McCollum	37	President, Global Spine Business Unit
Michael M. Finegan	49	Senior Vice President, Corporate Development and President, Biologics
Jeffrey M. Schumm	51	Senior Vice President, General Counsel and Corporate Secretary

Our officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers. The following is a summary of the background of each executive officer.

Robert S. Vaters. Mr. Vaters became our President and Chief Executive Officer in August 2011, after serving as our Executive Vice President, Chief Operating Officer and President, Global Spine Business Unit from January 2011 through July 2011. He first joined the Company in September 2008, holding the position of Executive Vice President and Chief Financial Officer until January 2011. Mr. Vaters joined the Company after almost four years as a senior executive at Inamed Corporation, where he was Executive Vice President, Chief Financial Officer and Head of Strategy and Corporate Development. Prior to joining Orthofix, he was also the General Partner and founder of Med Opportunity Partners, a health-care private equity firm.

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

Emily V. Buxton. Ms. Buxton was named Interim Chief Financial Officer in November 2012. She joined Orthofix’s corporate finance group in 2003 advancing to the position of Vice President, Controller in December 2008. After holding the position of Vice President, Controller, Ms. Buxton served as Chief Financial Officer of Global Orthopedics for Orthofix from July 2010 to the time of her appointment as Interim Chief Financial Officer. Prior to joining Orthofix, Ms. Buxton worked for two large public companies in Securities and Exchange Commission reporting department and prior to that she worked in public accounting. She received her Bachelor’s of Arts degree in Accounting from Columbia College, Columbia, SC.

Brian McCollum. Mr. McCollum was named President of the Global Spine Business Unit in 2012, after having served as Chief Financial Officer in 2011. He joined Orthofix’s corporate finance group in 2001 advancing to the position of Corporate Controller. In 2006, Mr. McCollum was named Vice President of Finance, Americas, and 2 years later became Vice President of International Finance and Group Treasurer. Prior to joining Orthofix, Mr. McCollum was a Senior Audit Associate with PriceWaterhouseCoopers. He received his Bachelors degree in Business Administration, with concentration in Accounting, from St. Andrews Presbyterian College.

Michael M. Finegan. Mr. Finegan joined Orthofix International N.V. in June 2006 as Vice President of Corporate Development, and became the President, Biologics in March 2009. In October 2011, he was promoted to his current position as Senior Vice President, Business Development, and President, Biologics. Prior to joining Orthofix, Mr. Finegan spent sixteen years as an executive with Boston Scientific in a number of different operating and strategic roles, most recently as Vice President of Corporate Sales. Earlier in his career, Mr. Finegan held sales and marketing roles with Marion Laboratories and spent three years in banking with First Union Corporation (Wachovia). Mr. Finegan earned a BA in Economics from Wake Forest University.

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

Market for Our Common Stock

Our common stock is traded on the Nasdaq ® Global Select Market under the symbol “OFIX.” The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq ® for each of the two most recent fiscal years ended December 31, 2012. As of February 22, 2013 we had 356 holders of record of our common stock. The closing price of our common stock on February 22, 2013 was $36.95.

	High	Low
2011
First Quarter	$32.91	$28.60
Second Quarter	42.47	32.92
Third Quarter	44.52	33.61
Fourth Quarter	36.03	30.84

2012
First Quarter	$42.92	$34.28
Second Quarter	41.26	35.55
Third Quarter	44.90	40.25
Fourth Quarter	45.52	36.47

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

Recent Sales of Unregistered Securities

There were no securities sold by us during 2012 that were not registered under the Securities Act.

Exchange Controls

Although there are Curaçao laws that may impose foreign exchange controls on us and that may affect the payment of dividends, interest or other payments to nonresident holders of our securities, including the shares of common stock, we have been granted an exemption from such foreign exchange control regulations by the Central Bank of Curaçao and St. Maarten. Other jurisdictions in which we conduct operations may have various currency or exchange controls. In addition, we are subject to the risk of changes in political conditions or economic policies that could result in new or additional currency or exchange controls or other restrictions being imposed on our operations. As to our securities, Curaçao law and our Articles of Association impose no limitations on the rights of persons who are not residents in or citizens of the Curaçao to hold or vote such securities.

Taxation

Orthofix International N.V. was organized under the laws of the Netherlands Antilles and is headquartered in Curaçao. On October 10, 2010, the Netherlands Antilles ceased to exist and Curaçao became a separate and autonomous country. As of October 10, 2010, the laws as they existed under the Netherlands Antilles automatically became the laws of the country of Curaçao. Our tax rulings and agreements as they existed under the Netherlands Antilles remain in effect. Under the laws of the country of Curaçao as currently in effect, a holder of shares of common stock who is not a resident of, and during the taxable year has not engaged in trade or business through a permanent establishment in Curaçao will not be subject to Curaçao income tax on dividends paid with respect to the shares of common stock or on gains realized during that year on sale or disposal of such shares; Curaçao does not impose a withholding tax on dividends paid by us. There are no gift or inheritance taxes levied by Curaçao when, at the time of such gift or at the time of death, the relevant holder of common shares was not domiciled in Curaçao. No reciprocal tax treaty presently exists between Curaçao and the U.S.

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

The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2007. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements. The financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”).

	Year ended December 31,
	2012	2011	2010	2009	2008
	(US$ in thousands, except margin and per share data)
Consolidated operating results
Net sales	$462,320	$470,121	$460,629	$430,479	$407,257
Gross profit (3)	375,828	377,502	370,168	333,616	302,369
Gross profit margin (3)	81%	80%	80%	77%	74%
Total operating income (loss) (5)	89,010	31,309	66,250	42,108	(271,283)
Net income (loss) from continuing operations, net of tax (2) (5)	53,936	(1,740)	27,758	9,006	(239,075)
Net income (loss) from discontinued operations, net of tax (4)	(2,641)	667	16,450	15,466	10,521

Net income (loss) (1) (2) (4) (5)	51,295	(1,073)	44,208	24,472	(228,554)

Net (loss) income per share of common share:
Basic:
Net income (loss) from continuing operations, net of tax	2.84	(0.10)	1.58	0.53	(13.99)
Net income (loss) from discontinued operations, net of tax	(0.14)	0.04	0.93	0.90	0.62

Net income (loss)	2.70	(0.06)	2.51	1.43	(13.37)

Net (loss) income per share of common stock:
Diluted:
Net income (loss) from continuing operations, net of tax	2.78	(0.10)	1.55	0.52	(13.99)
Net income (loss) from discontinued operations, net of tax	(0.14)	0.04	0.92	0.90	0.62

Net income (loss)	$2.64	$(0.06)	$2.47	$1.42	$(13.37)

(1)	The Company has not paid any dividends in any of the years presented.
(2)	Net loss for 2008 includes $237.7 million after tax charge related to impairment of goodwill and certain intangible assets.
(3)	Gross profit includes effect of obsolescence provision representing 2% points for the year ended December 31, 2008.
(4)	Includes the gain on sale of vascular operations of $12 million for the year ended December 31, 2010.
(5)	Operating income includes charges related to U.S. Government resolutions of $56.5 million for the year ended December 31, 2011.

	As of December 31,
(at year-end)	2012	2011	2010	2009	2008
	(US$ in thousands, except share data)
Consolidated financial position
Total assets	$504,281	$704,472	$612,926	$601,690	$573,542
Total debt	20,016	210,013	220,007	254,673	282,844
Shareholders’ equity	399,098	315,171	300,891	240,269	202,061
Weighted average number of shares of common stock outstanding (basic)	18,977,263	18,219,343	17,601,956	17,119,474	17,095,416
Weighted average number of shares of common stock outstanding (diluted)	19,390,413	18,219,343	17,913,545	17,202,943	17,095,416

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a diversified, global medical device company focused on developing and delivering innovative repair and regenerative solutions to the spine and orthopedic markets. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical equipment used principally by musculoskeletal medical specialists for orthopedic applications. Our main products are invasive and minimally invasive spinal implant products and related human cellular and tissue based products (“HCT/P products”), non-invasive regenerative stimulation products used to enhance bone growth and the success rate of spinal fusions and to treat non-union fractures, external and internal fixation devices used in fracture repair, limb lengthening and bone reconstruction. Our products also include bone cement and devices for removal of bone cement used to fix artificial implants.

Our 2012 results and financial condition include the following items of significance:

•

Spine revenues, which includes Spine Regenerative Stimulation, increased $7.7 million in 2012 or 3% versus 2011 led by our Spine Regenerative Biologics and Spine Regenerative Stimulation. Our Orthopedics revenue decreased 9% or $15.5 million dollars during 2012 as compared to 2011. Foreign currency accounted for 6% of the decrease with the rest due to a 2% decrease in sales in our external fixation which was partially offset by an 8% increase in revenues from Orthopedic Regenerative Biologics.

•	An increase in gross profit margin from 80.3% in 2011 to 81.3% in 2012 which was primarily the result of operational efficiency initiatives and a favorable product and geographical sales mix.

•

A decrease in operating expenses as a percentage of net sales as compared to prior period is primarily a result of the reduction in charges related to U.S. Government Resolutions. Please refer to the explanation provided in our Liquidity and Capital Resources section of the Management Discussion and Analysis.

We have administrative and training facilities in the U.S., Brazil, and Italy and manufacturing facilities in the U.S., the United Kingdom, and Italy. The Spine GBU directly distributes products in the U.S. The Orthopedics GBU directly distributes products in the U.S., United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Brazil, and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

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

Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends. However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar denominated income and expenditures. During the year, we have used derivative instruments to hedge foreign currency fluctuation exposures. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk.

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

For stimulation that is prescribed by a physician, we recognize revenue when the product is placed on or implanted in and accepted by the patient. For domestic spinal implant and HCT/P products, revenues are recognized when the product has been utilized and a confirming purchase order has been received from the hospital. For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify that title passes on delivery. Revenues for inventory delivered on consignment are recognized as the product is used by the consignee.

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

Goodwill and Other Intangible Assets

In accordance with ASC Topic 360—Property, Plant and Equipment, intangible assets with definite lives are tested for impairment if any adverse conditions exist or change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified.

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

We test goodwill and certain indefinite lived trademarks at least annually for impairment. We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments; Spine and Orthopedics.

The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than the carrying amount. The Company assesses the qualitative factors while performing the “step zero” analysis.

In performing the annual impairment test, which is performed during the fourth quarter or more frequently when impairment indicators exist, after assessing the qualitative factors in step zero, we may be required to utilize the two-step approach prescribed. The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The fair value of each reporting unit is estimated, entirely or predominantly, using an income based approach. This income approach utilizes a discounted cash flow (“DCF”), which estimates after-tax cash flows on a debt free basis, discounted to present value using a risk-adjusted discount rate.

In performing a DCF calculation, we are required to make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates and no impairments were recorded during 2012 and 2011. Since December 31, 2011, there has been no event or adverse business trend that would suggest that goodwill or our indefinite lived intangibles have been impaired or that an interim test should be performed. Subsequent to the sale of Breg, the Company had no indefinite lived intangibles.

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

We account for uncertain tax positions in accordance with ASC 740—Income Taxes which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We reevaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

We include interest related to tax issues as part of income tax expense in our consolidated financial statements. We record any applicable penalties related to tax issues within the income tax provision.

Selected Financial Data

The following table presents certain items in our statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2012 (%)	2011 (%)	2010 (%)
Net sales	100	100	100
Cost of sales	19	20	20
Gross profit	81	80	80
Operating expenses
Sales and marketing	43	43	44
General and administrative	12	14	16
Research and development	6	5	6
Amortization of intangible assets	—	—	—
Charges related to U.S. Government resolutions	—	12	—
Total operating income (loss)	19	7	14
Net income (loss) from continuing operations	12	—	6
Net income (loss) from discontinued operations	(1)	—	4
Net income (loss)	11	—	10

We manage our business by our two global business units (“GBU’s”), which are comprised of Spine and Orthopedics, supported by our Corporate activities. These GBUs represent the current segments in which our Chief Operating Decision Maker reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information (as provided below) has been prepared based on our two GBU reporting segments. Corporate activities not necessarily identifiable within the two GBUs are recorded as part of Corporate.

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

Orthopedics

Orthopedics provides a portfolio of repair and regenerative products that allow physicians to successfully treat a variety of orthopedic conditions unrelated to spine. This global business unit specializes in the design, development and marketing of our orthopedic repair products along with regenerative stimulation and biologics products used in orthopedic applications. Orthopedics distributes its products through a network of distributors, sales representatives and affiliates. This global business unit uses both direct and distributor sales representatives to sell orthopedics products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable with the two GBUs.

GBU Revenues

Business Segments by GBU:

The table below presents external net sales for continuing operations by GBU reporting segment:

	External Net Sales by GBU Year ended December 31,
(US$ in thousands)	2012		2011		2010
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine
Spine Repair Implants and Regenerative Biologics	$147,206	32%	$143,775	31%	$133,831	29%
Spine Regenerative Stimulation	164,688	35%	160,442	34%	172,573	38%

Total Spine	311,894	67%	304,217	65%	306,404	67%
Orthopedics	150,426	33%	165,904	35%	154,225	33%

Total Net Sales	$462,320	100%	$470,121	100%	$460,629	100%

2012 Compared to 2011

Net sales decreased 2% to $462.3 million in 2012 compared to $470.1 million in 2011. The impact of foreign currency decreased sales by $9.8 million in 2012 when compared to 2011. Net sales includes product sales and marketing service fees which is comprised of sales of Trinity Evolution® in spine and orthopedic applications.

Sales

Net sales in our Spine global business unit increased to $311.9 million in 2012 compared to $304.2 million for 2011, an increase of 3%. The increase in Spine’s net sales was primarily the result of a 2% increase in sales of our Spine Repair and Regenerative Biologics in 2012 when compared to 2011, due to increased adoption of Trinity Evolution® in Spine applications which led to a 30% increase in sales of Regenerative Biologics in 2012. The Regenerative Stimulation products used in Spine applications increased 3% when compared with 2011. This sales increase was partially offset by a 6% decrease in sales of our Spine Repair devices in 2012 when compared to 2011. International Spine Repair device sales were down 21% and Spine Repair sales in the U.S. were flat in 2012 when compared to 2011.

Net sales in our Orthopedics global business unit decreased 9% to $150.4 million in 2012 compared to $165.9 million for 2011. Orthopedics’s constant currency net sales decreased by 3%, or $5.6 million, during 2012 as compared to 2011. This decrease was primarily due to a 15% decrease in Physio-Stim Regenerative Stimulation sales which were was partially offset by increased sales of Trinity Evolution® in orthopedic applications which resulted in a 8% increase in Orthopedic Regenerative Biologics.

Gross Profit—Our gross profit decreased less than 1% to $375.8 million for 2012 compared to $377.5 million for 2011. Gross profit as a percent of net sales in 2012 was 81.3% compared to 80.3% in 2011. This increase was the result of operational efficiency initiatives and a favorable product and geographical sales mix

Sales and Marketing Expense—Sales and marketing expense, which includes commissions, certain royalties and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense increased $0.2 million, or less than 1%, to $200.3 million in 2012 compared to $200.1 million in 2011. As a percent of sales, sales and marketing expense was 43.3% and 42.6% for 2012 and 2011, respectively. In 2012 the increase in sales and marketing expense as percent of sales was the result of decreased incentive compensation expense for sales administration and marketing personnel in 2012.

General and Administrative Expense—General and administrative expense decreased $10.6 million, or 16.5%, in 2012 to $53.8 million compared to $64.4 million in 2011. General and administrative expense as a percent of sales was 11.6% in 2012 compared to 13.7% in 2011. 2012 and 2011 included the impact of approximately $1.9 million and $8.1 million, respectively, in legal expenses associated with the bone growth stimulation investigation, as well as costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our former orthopedic distribution entity in Mexico. 2011 included $3.2 million of senior management succession charges. The decrease is also attributable to decreased incentive compensation expense in 2012.

Research and Development Expense—Research and development expense increased $5.7 million in 2012 to $28.6 million compared to $22.9 million in 2011. As a percent of sales, research and development expense was 6.2% in 2012 compared to 4.9% for the same period last year. The increase in research and development expenses in 2012 compared to 2011 was due to a $3.1 million charge for an arbitration resolution related to a 2008 codevelopment agreement, a $3 million strategic investment with Musculoskeletal Transplant Foundation (“MTF”) on the development and commercialization of the next generation cell-based bone growth technology and timing of spending related to our ongoing research, development and clinical activities.

Amortization of Intangible Assets—Amortization of intangible assets was $2.1 and $2.4 million for 2012 and 2011, respectively.

Charges Related to U.S. Government Resolutions—During 2012, we recorded a charge of $2 million which represents imputed interest accrued from the respective settlement in principle dates in 2011 and 2012 through the payment dates in the fourth quarter of 2012 on the previously disclosed settlements in principle of the U.S. government investigations and related qui tam complaints related to our regenerative stimulation business and Blackstone Medical, Inc., respectively. During 2011, we reached an agreement in principle with the U.S. Government to resolve criminal and civil matters related to the previously disclosed government investigations of our regenerative stimulation business and recorded a charge of $43 million for the estimated settlement. During 2011, we recorded a charge of $7.5 million to establish an accrual in connection with the fines and penalties related to the FCPA matter involving our former distribution entity. In February 2012, we reached an agreement with the representative of the former shareholders of Blackstone resolving all outstanding escrow and indemnification claims under the Blackstone Merger Agreement. In 2011, we recorded a charge of approximately $6 million for previously incurred legal fees that were in excess of the amounts released and received from the escrow fund.

Interest Expense, net—Interest expense, net was $4.6 million in 2012 compared to $9.5 million in 2011, primarily as the result of a lower year over year outstanding debt balance and to a lesser extent, lower interest rates.

Other Expense, net—Other expense, net was $1.7 million in 2012 compared to $2.4 million in 2011. The decrease can be mainly attributed to the effect of foreign exchange. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense)—We recognized a $28.8 million and $21.2 million provision for income tax for 2012 and 2011, respectively. During 2012, we recognized a change in the estimate of the tax deduction associated with the settlement of the U.S. Government investigation of the Company’s bone growth stimulation business. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to 2012, as we did not record tax benefit on certain expenses associated with our estimate of the charges related to U.S. Government resolutions in 2011. The effective tax rate for 2012 and 2011 was approximately 36% and 38%, respectively, excluding the impact of the charges related to the U.S. Government inquiries.

Discontinued operations—Discontinued operations in 2012 include approximately $4 million of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to its former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters. 2012 also includes the gain on the sale of Breg of $1.3 million and the results of our Sports Medicine GBU up to May 24, 2012 (the closing date of the sale of Breg), net of income taxes. Subsequent to year end, the Company won an arbitration award against an insurance carrier relating to its denial of coverage under excess products liability policies with total limits of $30 million. As a result of the binding arbitration award, the carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments associated with the underlying products liability claims at issue. The Company estimates that it is entitled to reimbursement of approximately $13 million for past losses incurred, which is included in discontinued operations in 2012. Discontinued operations in 2011 includes the results of our Sports Medicine GBU.

Net Income (Loss)—Net income in 2012 was $51.3 million, or $2.70 per basic share and $2.64 per diluted share, compared to net loss of $1.1 million, or $(0.06) per basic and diluted share for 2011. The weighted average number of basic common shares outstanding was 18,977,263 and 18,219,343 during the years ended December 31, 2012 and 2011, respectively. The weighted average number of diluted common shares outstanding was 19,390,413 and 18,219,343 during the years ended December 31, 2012 and 2011, respectively.

2011 Compared to 2010

Net sales increased 2% to $470.1 million in 2011 compared to $460.6 million in 2010. The impact of foreign currency increased sales by $6.3 million in 2011 when compared to 2010. Net sales includes product sales and marketing service fees which is comprised of sales of Trinity Evolution® in spine and orthopedic applications.

Sales

Net sales in our Spine global business unit decreased to $304.2 million in 2011 compared to $306.4 million in 2010, a decrease of 1%. The decrease in Spine’s net sales was primarily the result of a 7% decrease in sales of our spine stimulation products in 2011 when compared to the 2010, due to lower industry-wide surgical procedures and organizational changes to our sales force. This sales decrease was partially offset by a 23% increase in sales of our biologics products and an increase in our implant products of 3% when compared to 2010. The improvement in hardware products included improved sales in our thorocolumbar devices in 2011 compared to 2010 due to increased sales of our Firebird™ platform products including Phoenix MIS and Deformity Correction.

Net sales in our Orthopedics global business unit increased to $165.9 million in 2011 compared to $154.2 million for 2010, an increase of 8%. Orthopedics’s constant currency net sales increased by 4%, or $5.4 million during 2011 as compared to 2010. This increase was led by fixation products and the increased use of Trinity Evolution® in orthopedic applications but was offset by the reduction in stimulation products used in long-bone applications. Sales of our fixation products and biologics products increased 21% and 23%, respectively, during 2011 when compared to 2010.

Gross Profit—Our gross profit increased 2% to $377.5 million for 2011, compared to $370.2 million for 2010. Gross profit as a percent of net sales was 80.3% in 2011 and 80.4% in 2010.

Sales and Marketing Expense—Sales and marketing expense, which includes commissions, certain royalties and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense increased $0.7 million, or less than 1%, to $200.1 million in 2011 compared to $200.8 million in 2010. As a percent of sales, sales and marketing expense was 42.6% and 43.6% for 2011 and 2010, respectively. In 2011 the reduction in sales and marketing expense as percent of sales was the result of various consolidation and operational efficiency initiatives we have executed on over the past several quarters.

General and Administrative Expense—General and administrative expense decreased $8.5 million, or 11.7%, in 2011 to $64.4 million compared to $72.9 million in 2010. 2011 and 2010 included the impact of approximately $8.1 million and $9.2 million, respectively, in legal expenses associated with the bone growth stimulation investigation as well as costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our orthopedic distribution entity in Mexico. 2011 included $3.2 million of senior management succession charges. These expenses were offset by the various consolidation and operational efficiency initiatives we have executed on over the past several quarters. Also in 2010 general and administrative expense included $2 million related to employee termination benefits associated with our internal reorganization which streamlined operations and is expected to lower future operating costs. General and administrative expense as a percent of sales was 13.7% in 2011 compared to 15.8% in 2010.

Research and Development Expense—Research and development expense decreased $5.1 million in 2011 to $22.9 million compared to $28.0 million in 2010. As a percent of sales, research and development expense was 4.9% in 2011 compared to 6.1% for 2010. The decrease in research and development expenses in 2011 compared to 2010 was due to timing of spending related to our ongoing research, development and clinical activities, our focus to eliminate activities that are not directly related to developing and bringing our products to market, and certain improvements in our operational efficiencies. In addition 2010 included costs associated with the cancellation of the cervical disc clinical trial.

Amortization of Intangible Assets—Amortization of intangible assets increased $0.2 million for the year ended December 31, 2011 to $2.4 million compared to $2.2 million for the year ended December 31, 2010.

Charges Related to U.S. Government Resolutions—During 2011, we reached an agreement in principle with the U.S. Government to resolve criminal and civil matters related to the previously disclosed government investigations of our regenerative stimulation business. We expect that the Company will pay $43 million to resolve these matters and recorded a charge for this amount.

We have recorded a charge of $7.5 million to establish an accrual in connection with the fines and penalties related to the FCPA matter involving our Promeca subsidiary.

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

Interest Expense, net—Interest expense, net was $9.5 million in 2011 compared to $16.2 million in 2010. The decrease was primarily the result of a lower rate of effective interest due to refinancing in 2010 and a lower year-over-year outstanding debt balance.

Other Expense, net—Other expense, net was $2.4 million in 2011 compared to other income, net of $0.3 million in 2010. The change can be mainly attributed to the effect of foreign exchange. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense)—Our worldwide effective tax rate was 108.9% and 44.9% at December 31, 2011 and 2010. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to 2010, as we did not record tax benefit on certain expenses associated with our estimate of the charges related to U.S. Government resolutions in 2011. The effective tax rate for 2010 was mainly impacted by the sale of the vascular assets along with losses in certain jurisdictions for which we receive no tax benefit and the mix of earnings among tax jurisdictions. The effective tax rate for 2011 was approximately 38%, excluding the impact of the charges related to the U.S. Government inquiries.

Discontinued operations—Discontinued operations in 2011 and 2010 includes the results of our Sports Medicine GBU.

Net Income (Loss)—Net loss in 2011 was $1.1 million, or $(0.06) per basic share and diluted share, compared to net income of $44.2 million, or $2.51 per basic and $2.47 per diluted share for 2010. The weighted average number of basic common shares outstanding was 18,219,343 and 17,601,956 during the years ended December 31, 2011 and 2010, respectively. The weighted average number of diluted common shares outstanding was 18,219,343 and 17,913,545 during the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2012 were $52.4 million, of which $21.3 million is subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $78.7 million at December 31, 2011, of which $45.5 million was subject to certain restrictions under the senior secured credit agreement described below.

Net cash provided by operating activities was $11.2 million in 2012 compared to $64.8 million in 2011, a decrease of $53.6 million. Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, inventory obsolescence, share-based compensation, deferred taxes, and the net gain on sale of vascular operations) and changes in working capital. Net income increased $52.4 million to a net income of $51.3 million in 2012 compared to net loss of $1.1 million in 2011. Non-cash items for 2012 decreased $8.2 million to $43.6 million compared to $51.8 million in 2011. The change in working capital accounts is mainly attributable to charges related to U.S. Government resolutions and the escrow receivable. During 2011, we incurred charges related to the U.S. Government resolutions and fully paid these settlements during 2012. During 2011, the escrow receivable balance increased $32.6 million. The full escrow receivable was received in cash in 2012. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect day’s sales in receivables of 123 days at December 31, 2012 compared to 99 days at December 31, 2011 and inventory turns of 1.0 times at December 31, 2012, and 1.1 times as of December 31, 2011.

Net cash provided by investing activities was $125 million in 2012 compared to a use of $31 million in 2011 primarily driven by the net proceeds on the sale of Breg Inc. During 2012 and 2011, we invested $28.8 million and $25.8 million in capital expenditures, respectively.

Net cash used in financing activities was $138.6 million for 2012 compared to $13.7 million for 2011. During 2012, we repaid approximately $188.7 million against the principal on our senior secured debt compared to $7.5 million in 2011. Our restricted cash balance decreased $25.8 million compared to an increase of $24.2 million in 2011. During the year ended December 31, 2012, we received proceeds of $25.6 million compared to $20.1 million during 2011, from the issuance of shares of our common stock related to stock purchase plan issuances and stock option exercises.

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

In May 2012, the Company used a portion of the proceeds from the sale of Breg, Inc. (see Note 15) to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. As a result of the sale of Breg, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. Additionally, the Company paid $20 million in June and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility. As a result, at December 31, 2012, the Term Loan Facility had been repaid in full and there was $20 million outstanding under the Revolving Credit Facility. As of December 31, 2012, the entire Revolving Credit Facility was at the London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 2.50%. As of December 31, 2011, the entire Term Loan Facility and $100 million of the Revolving Credit Facility was at the LIBOR rate plus a margin of 3.00%. The effective interest rate on the Credit Facilities as of December 31, 2012 was 2.7%.

Outstanding principal on the Revolving Credit Facility is due on August 30, 2015.

The Credit Agreement, as amended, requires Orthofix Holdings and the Company to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions.

The Credit Agreement, as amended, also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated. The Company was in compliance with the affirmative and negative covenants at December 31, 2012 and there were no events of default.

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

At December 31, 2012, we had outstanding borrowings of less than $1 million and unused available lines of credit of approximately €5.8 million ($7.6 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

Contractual Obligations

The following chart sets forth our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations (US$ in thousands)	Total	2013	2014-2016	2017	2018 and thereafter
Revolving Credit Facility	$20,000	$—	$20,000	$—	$—
Estimated interest on Credit Facility (1)	1,445	542	903	—	—
Operating leases	17,069	3,340	8,485	2,620	2,624

Total	$38,514	$3,882	$29,388	$2,620	$2,624

(1)	Estimated interest on credit facility assumes payments are made in accordance with the scheduled payments as defined in the agreement. Interest payments are estimated using rates in effect at December 31, 2012.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, inclusive of interest and penalties, of $1.6 million as of December 31, 2012 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 13 to the consolidated financial statements included in this Form 10-K.

Off-balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations and the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of December 31, 2012, we had a currency swap in place to minimize foreign currency exchange risk related to a €28.7 million ($37.9 million translated at the December 31, 2012 foreign exchange rate) intercompany note. As of December 31, 2012 the fair value of the currency swap was approximately $0.3 million and is recorded in other long-term assets.

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

As of December 31, 2012, $20 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 2.50%. This margin is adjusted based upon the measurement of the consolidated leverage ratio of the Company and its subsidiaries with respect to the immediately preceding four fiscal quarters. As of December 31, 2012, our effective interest rate on our Credit Facilities was 2.7%. Based on the balance outstanding under the Credit Facilities as of December 31, 2012, an immediate change of one percentage point in the applicable interest rate on the Revolving Credit Facility would cause a change in interest expense of approximately $0.2 million annually.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We are subject to cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of December 31, 2012, we had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($30.6 million). We recorded a foreign currency gain during the year ended December 31, 2012 of $0.5 million related to this un-hedged long-term intercompany balance in accumulated other comprehensive income during 2012, which resulted from the weakening of the Euro against the U.S. dollar during the period. For the year ended December 31, 2012, we recorded a foreign currency loss of $0.5 million on the statement of operations resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that fluctuate during the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the year ended December 31, 2012 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against all of the foreign functional currencies for our international operations during 2012 versus the same periods in 2011. The U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted during the year ended December 31, 2011 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against the local foreign currency versus the same periods in 2010. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2012 based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the COSO criteria.

The Company’s independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting which immediately follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited Orthofix International N.V.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Orthofix International N.V. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2013

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of report on Form 10-K

The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

3.	Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of March 8, 2010, by and between Tyco Healthcare Group LP d/b/a Covidien, Covidien AG, Mallinckrodt do BrasilLtda, Kendall de Mexico S.A. de C.V., Novamedix Limited, Novamedix Distribution Limited, Novamedix Services Limited, Promeca S.A. de C.V., Orthofix do Brasil, OrthofixS.r.l., Orthofix S.A., Intavent Orthofix Limited, Breg Mexico S. de R.I. de CV, and Implantes y Sistemas Medicos, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed March 9, 2010 and incorporated herein by reference).

2.2	Stock Purchase Agreement, dated as of April 23, 2012, by and among Breg, Inc., Orthofix Holdings, Inc. and Breg Acquisition Corp. (filed as an exhibit to the Company’s current report on Form 8-K filed April 24, 2012 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2	Articles of Association of the Company as amended (filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.1	Credit Agreement, dated as of August 30, 2010, among Orthofix Holdings, Inc., Orthofix International N.V. and certain domestic subsidiaries of Orthofix International N.V., the several banks and other financial institutions as may from time to time become parties thereunder, and JPMorgan Chase, N.A. (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2010 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated May 4, 2011, among Orthofix Holdings, Inc., a Delaware corporation, Orthofix International N.V. (“Orthofix International”), a Netherlands Antilles corporation, certain domestic direct and indirect subsidiaries of Orthofix International, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed May 5, 2011 and incorporated herein by reference).

10.3+	Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.4	Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.5+	Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

10.6	Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.7	Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)

10.8	Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.9	Orthofix International N.V. Staff Share Option Plan, as amended through April 22, 2003 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

10.10	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.11*	Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan.

10.12*	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan.

10.13*	Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan.

10.14*	Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan.

10.15	Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.16	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.17	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.18	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants— year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.19	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2011 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.20	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (post-2010 grants—vesting over 3 years) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.21	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (3 year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.22	Inducement Grant Nonqualified Stock Option Agreement between Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the current report on Form 8-K of Orthofix International N.V dated September 10, 2008 and incorporated herein by reference).

10.23	Inducement Grant Nonqualified Stock Option Agreement, dated April 1, 2011, between Orthofix International N.V. and Vicente Trelles (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.24	Form of Award Letter Regarding Special Retention Cash Bonus Award (filed as an exhibit to the Company’s current report on Form 8-K/A filed on February 23, 2011 and incorporated herein by reference).

10.25	Description of Director Compensation Policy (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.26	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.28	Amendment No. 1 to Amended and Restated Employment Agreement, dated July 30, 2009, by and between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.29	Letter Agreement, dated June 15, 2011, between Orthofix Inc., Orthofix International N.V. and Alan W. Milinazzo (filed as an exhibit to the Company’s quarterly report on current report on Form 8-K filed June 16, 2011 and incorporated herein by reference).

10.30	Amended and Restated Employment Agreement, dated as of June 15, 2011 and effective as of August 1, 2011, by and between Orthofix Inc., Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the Company’s quarterly report on current report on Form 8-K filed June 16, 2011 and incorporated herein by reference).

10.31	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.32	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.33	Amendment No. 1 to Amended and Restated Employment Agreement, dated August 4, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.34	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of October 1, 2011, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed October 4, 2011 and incorporated herein by reference).

10.35	Amendment No. 3 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Michael Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.36	Employment Agreement, entered into on December 9, 2010, by and between Orthofix Inc. and Jeffrey M. Schumm (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.37	Employment Agreement, entered into as of March 2, 2011, by and between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed March 7, 2011 and incorporated herein by reference).

10.38	Amended and Restated Employment Agreement, dated as of October 16, 2012 and effective as of November 6, 2012, between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed October 16, 2012 and incorporated herein by reference).

10.39

Employment Agreement, entered into as of April 1, 2011, by and between Orthofix Inc. and Vicente Trelles (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.40

Employment Agreement, entered into as of January 7, 2013, by and between Orthofix Inc. and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed January 11, 2013 and incorporated herein by reference).

10.41	Employment Agreement, entered into as of October 1, 2011, by and between Orthofix Inc. and Bryan McMillan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference).

10.42	Form of Amendment to Stock Option Agreements (for Robert S. Vaters and Michael M. Finegan) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.43	Settlement Agreement, entered into on June 6, 2012, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, through its General Counsel, the Office of Personnel Management , in its capacity as administrator of the Federal Employees Health Benefits Program, the United States Department of Veteran Affairs, Orthofix International N.V. and relator Jeffrey J. Bierman (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

10.44	Amended Plea Agreement, entered into on December 14, 2012, among the United States Attorney for the District of Massachusetts, the Department of Justice and Orthofix Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed December 19, 2012 and incorporated herein by reference).

10.45	Corporate Integrity Agreement, entered into on June 6, 2012, between the Office of Inspector General of the Department of Health and Human Services and Orthofix International N.V. (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101^	The following financial statements from Orthofix International N.V. on Form 10-K for the year ended December 31, 2012 filed on March 1, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Commission without redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.
^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that Section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Dated: March 1, 2013	By:	/s/ Robert S. Vaters
	Name:	Robert S. Vaters
	Title:	President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT S. VATERS	President and Chief Executive Officer,	March 1, 2013
Robert S. Vaters	Director (Principal Executive Officer)

/s/ EMILY V. BUXTON	Interim Chief Financial Officer and Chief	March 1, 2013
Emily V. Buxton	Financial Officer, Orthopedics Global Business Unit (Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Chairman of the Board of Directors	March 1, 2013
James F. Gero

/s/ WALTER VON WARTBURG	Director	March 1, 2013
Walter von Wartburg

/s/ GUY JORDAN	Director	March 1, 2013
Guy Jordan

/s/ KENNETH R. WEISSHAAR	Director	March 1, 2013
Kenneth R. Weisshaar

/s/ MICHAEL MAINELLI	Director	March 1, 2013
Michael Mainelli

/s/ DAVEY S. SCOON	Director	March 1, 2013
Davey S. Scoon

/s/ MARIA SAINZ	Director	March 1, 2013
Maria Sainz

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

James F. Gero

Chairman of the Board of Directors

Robert S. Vaters

President and Chief Executive Officer, Director

Emily V. Buxton

Interim Chief Financial Officer and Chief Financial Officer, Orthopedic Global Business Unit

ORTHOFIX INTERNATIONAL N.V.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Reports of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2013

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2012 and 2011

(U.S. Dollars, in thousands except share and per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$31,055	$33,207
Restricted cash	21,314	45,476
Trade accounts receivable, less allowances of $16,188 and $9,376 at December 31, 2012 and 2011, respectively	150,316	132,828
Inventories	88,744	82,969
Deferred income taxes	16,959	16,349
Escrow receivable	—	41,537
Prepaid expenses and other current assets	32,056	26,069
Assets held for sale	—	171,185

Total current assets	340,444	549,620
Property, plant and equipment, net	51,362	43,368
Patents and other intangible assets, net	6,880	8,236
Goodwill	74,388	73,094
Deferred income taxes	19,904	18,584
Other long-term assets	11,303	11,570

Total assets	$504,281	$704,472

Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$16	$1,318
Current portion of long-term debt	—	17,500
Trade accounts payable	21,812	16,488
Accrued charges related to U.S. Government resolutions	—	82,500
Other current liabilities	46,969	45,327
Liabilities held for sale	—	22,676

Total current liabilities	68,797	185,809
Long-term debt	20,000	191,195
Deferred income taxes	11,456	9,778
Other long-term liabilities	4,930	2,519

Total liabilities	105,183	389,301
Contingencies (Note 16)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,339,329 and 18,465,444 issued and outstanding as of December 31, 2012 and 2011, respectively	1,934	1,846
Additional paid-in capital	246,111	214,310
Retained earnings	148,549	97,254
Accumulated other comprehensive income	2,504	1,761

Total shareholders’ equity	399,098	315,171

Total liabilities and shareholders’ equity	$504,281	$704,472

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2012, 2011 and 2010

(U.S. Dollars, in thousands, except share and per share data)	2012	2011	2010
Product sales	$415,850	$432,975	$430,783
Marketing service fees	46,470	37,146	29,846

Net sales	462,320	470,121	460,629
Cost of sales	86,492	92,619	90,461

Gross profit	375,828	377,502	370,168
Operating expenses
Sales and marketing	200,343	200,145	200,835
General and administrative	53,827	64,374	72,912
Research and development	28,577	22,861	27,958
Amortization of intangible assets	2,098	2,350	2,213
Charges related to U.S. Government resolutions (Note 16)	1,973	56,463	—

	286,818	346,193	303,918

Operating income	89,010	31,309	66,250
Other income and expense
Interest expense, net	(4,577)	(9,456)	(16,217)
Other expense	(1,705)	(2,412)	331

	(6,282)	(11,868)	(15,886)

Income before income taxes	82,728	19,441	50,364
Income tax expense	(28,792)	(21,181)	(22,606)

Net income (loss) from continuing operations, net of tax	53,936	(1,740)	27,758

Discontinued operations (Note 15)
Gain on sale of Breg, Inc., net of tax	1,345	—	—
Gain on sale of vascular operations, net of tax	—	—	12,019
Income (loss) from discontinued operations	(4,012)	1,263	10,015
Income tax benefit (expense)	26	(596)	(5,584)

Net income (loss) from discontinued operations, net of tax	(2,641)	667	16.450

Net income (loss)	$51,295	$(1,073)	$44,208

Net income (loss) per common share—basic:
Net income (loss) from continuing operations, net of tax	$2.84	$(0.10)	$1.58
Net income ( loss) from discontinued operations, net of tax	(0.14)	0.04	0.93

Net income (loss) per common share—basic	$2.70	$(0.06)	$2.51

Net income (loss) per common share—diluted:
Net income (loss) from continuing operations, net of tax	$2.78	$(0.10)	$1.55
Net income (loss) from discontinued operations, net of tax	(0.14)	0.04	0.92

Net income (loss) per common share—diluted:	$2.64	$(0.06)	$2.47

Weighted average number of common shares:
Basic	18,977,263	18,219,343	17,601,956

Diluted	19,390,413	18,219,343	17,913,545

Other Comprehensive income (loss), before tax:
Translation adjustment	$480	$(3,192)	$(1,710)
Unrealized gain (loss) on derivative instrument	416	(693)	(126)

Other Comprehensive income (loss), before tax	896	(3,885)	(1,836)
Income tax related to components of other comprehensive income	(153)	256	36

Other Comprehensive income loss, net of tax	743	(3,629)	(1,800)

Comprehensive income (loss)	$52,038	$(4,702)	$42,408

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2012, 2011 and 2010

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2009	17,141,710	$1,714	$177,246	$54,119	$7,190	$240,269

Net income	—	—	—	44,208	—	44,208

Unrealized loss on derivative instrument (net of taxes of $36)	—	—	—	—	(90)	(90)
Translation adjustment	—	—	—	—	(1,710)	(1,710)

Tax benefit on exercise of stock options	—	—	2,222	—	—	2,222
Share-based compensation expense	—	—	8,138	—	—	8,138
Common shares issued	584,935	58	7,796	—	—	7,854

At December 31, 2010	17,726,645	1,772	195,402	98,327	5,390	300,891

Net income	—	—	—	(1,073)	—	(1,073)

Unrealized loss on derivative instrument (net of taxes of $256)	—	—	—	—	(437)	(437)
Translation adjustment	—	—	—	—	(3,192)	(3,192)

Purchase of minority interest			(517)			(517)
Tax benefit on exercise of stock options	—	—	1,737	—	—	1,737
Reclassification for tax benefit on exercise of stock options			(8,999)			(8,999)
Share-based compensation expense	—	—	6,648	—	—	6,648
Common shares issued	738,799	74	20,039	—	—	20,113

At December 31, 2011	18,465,444	1,846	214,310	97,254	1,761	315,171

Net income	—	—	—	51,295	—	51,295

Unrealized gain loss on derivative instrument (net of taxes of $153)	—	—	—	—	263	263
Translation adjustment	—	—	—	—	480	480

Share-based compensation expense	—	—	6,303	—	—	6,303
Common shares issued	873,885	88	25,498	—	—	25,586

At December 31, 2012	19,339,329	$1,934	$246,111	$148,549	$2,504	$399,098

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(U.S. Dollars, in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$51,295	$(1,073)	$44,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,261	22,776	22,521
Amortization of debt costs	1,737	1,239	471
Provision for doubtful accounts	13,302	11,532	8,746
Deferred income taxes	871	936	178
Share-based compensation	6,303	6,648	8,138
Provision for inventory obsolescence	351	5,463	7,376
Loss on refinancing of credit facility	—	—	550
Gain on interest rate swap	—	—	(1,254)
Gain on sale of Breg, Inc.	(1,344)	—	—
Net gain on sale of vascular operations	—	—	(12,019)
Income tax benefit on employee-stock-based awards	—	(1,737)	(2,222)
Other	2,124	4,906	4,216
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	(31,600)	(25,818)	(14,770)
Inventories	(6,692)	(13,812)	(222)
Escrow receivable	41,537	(32,562)	(2,049)
Prepaid expenses and other current assets	(6,191)	(4,057)	(7,214)
Trade accounts payable	5,554	576	(2,863)
Charges related to U.S. Government resolutions	(82,500)	88,463	—
Other current liabilities	(2,842)	3,384	(5,289)
Long-term assets	(825)	(1,214)	(1,625)
Long-term liabilities	(135)	(869)	(4,369)

Net cash provided by operating activities	11,206	64,781	42,508
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(27,994)	(24,965)	(25,844)
Capital expenditures for intangible assets	(780)	(793)	(517)
Payment made in connection with acquisition	—	(5,250)	—
Net proceeds from sale of Breg Inc.	153,773	—	—
Net proceeds from the sale of vascular operations	—	—	24,215

Net cash provided by (used in) investing activities	124,999	(31,008)	(2,146)
Cash flows from financing activities:
Net proceeds from issuance of common shares	25,586	20,113	7,854
Payment of refinancing fees and debt issuance costs	—	(758)	(4,266)
Repayments of long-term debt	(188,695)	(7,500)	(36,269)
Proceeds from (repayment of) bank borrowings, net	(1,297)	(2,561)	1,723
Changes in restricted cash	25,799	(24,178)	(11,290)
Cash payment for purchase of minority interest in subsidiary	—	(517)	—
Income tax benefit on employee stock-based awards	—	1,737	2,222

Net cash used in financing activities	(138,607)	(13,664)	(40,026)
Effect of exchange rates changes on cash	250	(463)	(103)

Net increase (decrease) in cash and cash equivalents	(2,152)	19,646	233
Cash and cash equivalents at the beginning of the year	33,207	13,561	13,328

Cash and cash equivalents at the end of the year	$31,055	$33,207	$13,561

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,569	$17,088	$16,032

Income taxes	$18,268	$26,227	$29,743

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements

Description of business

Orthofix International N.V. (the “Company”) is a diversified, global medical device company focused on developing and delivering innovative repair and regenerative technologies to the spine and orthopedic markets. The Company is comprised of two reportable segments: Spine and Orthopedics supported by Corporate activities. See Note 12 for a description of each segment.

1.	Summary of significant accounting policies

(a)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries and entities over which the Company has control.

All intercompany accounts, transactions and profits are eliminated in the consolidated financial statements on a continuing operations basis unless otherwise noted.

(b)	Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the recoverability and useful lives of long-lived assets and the adequacy of the allowance for doubtful accounts and inventory obsolescence, and income taxes. We base our estimates on historical experience, future expectations and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(c)	Foreign currency translation

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity. Transactional foreign currency gains and (losses), including those generated from intercompany operations, are included in other expense, net and were $0.5 million loss, $1.6 million loss and $0.7 million gain for the years ended December 31, 2012, 2011 and 2010, respectively.

(d)	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

(e)	Restricted cash

Restricted cash consists of cash held at certain subsidiaries, the distribution or transfer of which to Orthofix International N.V. (the “Parent”) or other subsidiaries that are not parties to the credit facility described in Note 8 is restricted. The senior secured credit facility restricts the Parent and subsidiaries that are not parties to the facility from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All credit party subsidiaries have access to this cash for operational and debt repayment purposes.

(f)	Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, the Company seeks to balance its non-dollar denominated income and expenditures. During 2008, the Company executed an interest rate swap agreement to manage the cash flow exposure generated from interest rate fluctuations. On June 29, 2010, the Company settled the interest rate swap. During 2012, 2011 and 2010, the Company made use of a foreign currency swap agreement to manage cash flow exposure generated from foreign currency fluctuations. See Note 9 for additional information.

The Company generally does not require collateral on trade receivables.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements

(g)	Inventories

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess or obsolete items. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Italy, cost is determined on a weighted-average basis, which approximates the first-in, first-out (“FIFO”) method. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Texas, standard costs, which approximates actual cost, is used to value inventory. Standard costs are reviewed annually by management, or more often in the event circumstances indicate a change in cost has occurred. The valuation of work-in-process, finished products, field inventory and consignment inventory includes the cost of materials, labor and other production costs. Field inventory represents immediately saleable finished products inventory that is in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals.

(h)	Long-lived assets, including intangibles and goodwill

Property, plant and equipment is stated at cost less accumulated depreciation. Costs include all expenditures necessary to place the asset in service, including freight and sales and use taxes. Plant and equipment also includes instrumentation held by customers and used with the Company’s products. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. The useful lives are as follows:

Years
Buildings	25 to 33
Plant and equipment	2 to 10
Furniture and fixtures	4 to 8
Instrumentation	3 to 4

Expenditures for maintenance and repairs and minor renewals and improvements, which do not extend the lives of the respective assets, are expensed as incurred. All other expenditures for renewals and improvements are capitalized. The assets and related accumulated depreciation are adjusted for property retirements and disposals, with the resulting gain or loss included in operations. Fully depreciated assets remain in the accounts until retired from service.

Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination at estimated fair value. These assets primarily include patents and other technology agreements (“developed technologies”) and trademarks. Identifiable intangible assets which are considered definite lived are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefit of the intangible assets is consumed. The Company’s weighted average amortization period for developed technologies is 11 years.

Intangible and long-lived assets with definite lives, such as developed technologies, are tested for impairment if any adverse conditions exist or change in circumstances have occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company tests the intangible asset for recoverability. For purposes of the recoverability test, the Company groups its intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company generally calculates fair value of indefinite- lived intangible assets as the present value of estimated future cash flows. In determining the estimated future cash flows associated with intangible assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment.

The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company has identified two reporting units, which are consistent with the Company’s reporting segments; Spine and Orthopedics (see Note 12 for additional information).

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Goodwill

In order to calculate the respective carrying values, the Company initially recorded goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit. Effective January 1, 2011, the Company re-aligned its reporting units and consequently reallocated the carrying value of goodwill from its previous reporting units to its new reporting units based on the relative fair value of each new reporting units to total enterprise value at January 1, 2011.

In the first quarter of 2012, ASU 2011-08, “Testing of Goodwill for Impairment” became effective. ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e. the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2012, did not result in impairment charge.

(i)	Derivative instruments

The Company manages its exposure to fluctuating cash flows resulting from changes in interest rates and foreign exchange within the consolidated financial statements according to its hedging policy. Under the policy, the Company may engage in non-leveraged transactions involving various financial derivative instruments to manage exposed positions. The policy requires the Company to formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. For instruments designated as a cash flow hedge, the Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivative that is used in the hedging transaction has been effective in offsetting changes in the cash flows of the hedged item and whether such derivative may be expected to remain effective in future periods. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company will discontinue the related hedge accounting prospectively. Such a determination would be made when (1) the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; (2) the derivative expires or is sold, terminated or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

See Note 9 for a description of the types of derivative instruments the Company utilizes.

(j)	Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge (see Note 9). The components of and changes in accumulated other comprehensive income are as follows:

(US$ in thousands)	Foreign Currency Translation Adjustments	Fair Value of Cross- Currency Swaps	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$5,085	$305	$5,390
Unrealized loss on cross-currency swaps, net of tax benefit of $256	—	(437)	(437)
Foreign currency translation adjustment (1)	(3,192)	—	(3,192)

Balance at December 31, 2011	1,893	(132)	1,761
Unrealized gain on cross-currency swaps, net of tax of $153	—	263	263
Foreign currency translation adjustment (1)	480	—	480

Balance at December 31, 2012	$2,373	$131	$2,504

(1)	As the cash generally remains permanently invested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

(k)	Revenue recognition and accounts receivable

Product revenue is generally recognized as income in the period in which risk of loss and title transfers, the products are delivered subject to a fixed or determinable fee and collectability is reasonably assured. To the extent these criteria are not met, the Company accounts for shipments as consigned inventory and recognizes revenue when all criteria are met. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs are included in cost of sales.

For certain products that are prescribed by a physician, the Company recognizes revenue when the product is placed on or implanted in and accepted by the patient. For domestic spinal implant and human cellular and tissue based products (“HCT/P products”), revenues are recognized when the product has been utilized and a confirming purchase order has been received from the hospital. For sales to commercial customers, including hospitals and distributors, revenues are recognized at the time of shipment unless contractual agreements specify that title passes on delivery. Revenues for inventory delivered on consignment are recognized as the product is used by the consignee.

In 2008, the Company entered into a collaborative arrangement with the Musculoskeletal Transplant Foundation (“MTF”) to develop and commercialize Trinity Evolution ®, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, the Company and MTF operated under the terms of a separate commercialization agreement. Under the terms of the 10-year agreement, MTF sourced the tissue, processed it to create the bone growth matrix, packaged and delivered it to the customer in accordance with orders received from the Company. The Company has exclusive global marketing rights for Trinity Evolution ® and receives marketing fees from MTF based on total sales. These marketing fees are recorded on a net basis within net sales and were $46.5 million, $37.1 million and $29.8 million in 2012, 2011 and 2010, respectively. On January 10, 2012, the Company announced that it had reached an agreement with MTF to both co-develop and commercialize a new technology for use in bone grafting applications and to expand MTF’s Trinity Evolution ® processing capacity. The amendment amends the term of the existing agreement until the later of (i) 15 years after the date that certain development milestones were achieved under the existing agreement (which occurred during 2010) or (ii) the date that certain licensing arrangements between the Company and NuVasive, Inc. expire.

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

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for doubtful accounts and contractual allowances. Revisions in allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses, and contractual allowances are recorded as an adjustment to revenue. In the judgment of management, adequate allowances have been provided for doubtful accounts and contractual allowances. These estimates are periodically tested against actual collection experience.

(l)	Sale of accounts receivable

The Company will generally sell receivables from certain Italian hospitals each year. The estimate of the related fee is provided throughout the year as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

(m)	Share-based compensation

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

(n)	Advertising costs

The Company expenses all advertising costs as incurred. Advertising expense included in sales and marketing expense for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.3 million and $0.5 million, respectively.

(o)	Research and development costs

Expenditures for research and development are expensed as incurred. Expenditures related to the collaborative arrangement with MTF are expensed based on the terms of the related agreement. Milestone payments made to MTF in 2012 totaled $3 million.

(p)	Income taxes

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

The Company accounts for uncertain tax positions in accordance with ASC 740 which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

The Company includes imputed interest related to tax issues as part of income tax expense in our consolidated financial statements. The Company records any applicable penalties related to tax issues within the income tax provision.

(q)	Net income (loss) per common share

Net income (loss) per common share—basic is computed using the weighted average number of common shares outstanding during each of the respective years. Net income (loss) per common share—diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the “treasury stock” method, if dilutive. Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding share options (see Note 19). The only differences between basic and diluted shares result from the assumed exercise of certain outstanding share options.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

(r)	Financial Instruments and Concentration of Credit Risk

Financial instruments that could subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Generally, the cash is held at large financial institutions and our cash equivalents consist of highly liquid money market funds. The Company performs ongoing credit evaluations of the customers, generally do not require collateral and maintain a reserve for potential credit losses. The Company believes that a concentration of credit risk related to the accounts receivable is limited because the customers are geographically dispersed and the end users are diversified across several industries.

Net sales to our customers and distributors based in Europe were approximately $55 million in 2012 which results in a substantial portion of our trade accounts receivable balance as of December 31, 2012. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

(s)	Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350). The standard is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this ASU as of December 31, 2012 and it did not have a material impact on the Company’s Consolidated financial statements.

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

2.	Inventories

	December 31,
(US$ in thousands)	2012	2011
Raw materials	$8,470	$10,081
Work-in-process	7,886	5,606
Finished products	36,675	32,697
Field inventory	29,363	28,012
Consignment inventory	6,350	6,573

	$88,744	$82,969

Field inventory represents immediately saleable finished products that are in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

3.	Property, plant and equipment

	December 31,
(US$ in thousands)	2012	2011
Cost
Buildings	$3,911	$3,829
Plant, equipment and instrumentation	115,167	98,290
Furniture and fixtures	5,567	5,697

	124,645	107,816
Accumulated depreciation	(73,283)	(64,448)

	$51,362	$43,368

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $15.7 million, $14.3 million and $13.6 million, respectively.

4.	Patents and other intangible assets

	December 31,
(US$ in thousands)	2012	2011
Cost
Patents	$37,695	$37,683
Trademarks—definite lived	657	545

	38,352	38,228
Accumulated amortization
Patents	(31,045)	(29,611)
Trademarks—definite lived	(427)	(381)

	(31,472)	(29,992)

Patents and other intangible assets, net	$6,880	$8,236

Amortization expense for intangible assets is estimated to be approximately $2.1 million, $1.4 million, $1.3 million, $1.2 million, $0.8 million and $0.1 million for the periods ending December 31, 2013, 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

5.	Goodwill

The following table presents the changes in the net carrying value of goodwill by reportable segment:

(US$ in thousands)	Spine	Orthopedics	Total
At December 31, 2010	$41,458	$32,140	$73,598

Foreign currency	(39)	(465)	(504)

At December 31, 2011	41,419	31,675	73,094

Foreign currency	145	1,149	1,294

At December 31, 2012	$41,564	$32,824	$74,388

6.	Bank borrowings

Borrowings under the line of credit consist of borrowings in Euros used to fund international operations. The borrowings under such facility were less than $0.1 million and $1.3 million at December 31, 2012 and 2011, respectively. The weighted average interest rate on borrowings under lines of credit as of December 31, 2012 and 2011 was 3.70% and 4.02%, respectively.

The Company had an unused available line of credit of €5.8 million ($7.6 million) and €6.3 million ($8.1 million) at December 31, 2012 and 2011, respectively, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

7.	Other current liabilities

	December 31,
(US$ in thousands)	2012	2011
Accrued expenses	$19,297	$14,001
Salaries, bonuses, commissions and related taxes payable	18,337	22,742
Other payables	9,335	8,584

	$46,969	$45,327

8.	Long-term debt

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

In May 2012, the Company used a portion of the proceeds from the sale of Breg, Inc. (“Breg”) (see Note 15) to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. As a result of the sale of Breg, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. Additionally, the Company paid $20 million in June and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility. As a result, at December 31, 2012, the Term Loan Facility had been repaid in full and there was $20 million outstanding under the Revolving Credit Facility. As of December 31, 2011, the Company had $91.3 million outstanding under the Term Loan Facility and $117.4 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of December 31, 2012, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. As of December 31, 2011, the entire Term Loan Facility and $100 million of the Revolving Credit Facility was at the LIBOR rate plus a margin of 3.00%. As of December 31, 2011, the remaining $17.4 million of the Revolving Credit Facility was at a base rate (as defined in the Credit Agreement) plus a margin of 2.00%. The effective interest rate on the Credit Facilities as of December 31, 2012 and 2011 was 2.7% and 3.4%, respectively.

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

The Credit Agreement, as amended, requires Orthofix Holdings and the Company to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. The Credit Agreement, as amended, also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated. The Company was in compliance with the affirmative and negative covenants at December 31, 2012 and there were no events of default.

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

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2012 and 2011 is $247.4 million and $186.0 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of December 31, 2012 and 2011 was $21.3 million and $45.5 million, respectively.

In conjunction with obtaining the Credit Facilities and the Credit Agreement, as amended, the Company incurred debt issuance costs of $5 million which includes $0.8 million of costs related to the May 2011 amendment. These costs are being amortized using the effective interest method over the life of the Credit Facilities. In conjunction with the Term Loan Facility repayment in May 2012, the Company wrote off $0.8 million of the related debt issuance costs. As of December 31, 2012 and 2011, debt issuance costs, net of accumulated amortization, related to the Credit Agreement were $1.8 million and $3.5 million, respectively.

9.	Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss).

(US$ in thousands)	Fair value: favorable (unfavorable)	Balance sheet location
As of December 31, 2012
Cross-currency swap	$305	Other long-term assets

As of December 31, 2011
Cross-currency swap	$1,011	Other long-term assets

	For the year ended December 31,
(US$ in thousands)	2012	2011	2010
Interest rate swap gain recognized in net income (loss)	$—	$—	$1,254
Cross-currency swap gain (loss) recorded in other comprehensive income (loss), net of taxes	263	(437)	(90)

Cross-currency swap

On September 30, 2010, the Company entered into a cross-currency swap agreement (the “replacement swap agreement”) with JPMorgan Chase Bank and Royal Bank of Scotland PLC (the “counterparties”) to manage its cash flows related to foreign currency exposure for a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Under the terms of the swap agreement, the Company pays Euros based on a €28.7 million notional value and a fixed rate of 5.00% and receives U.S. dollars based on a notional value of $39 million and a fixed rate of 4.635%. The expiration date is December 30, 2016, the date upon which the underlying intercompany debt, to which the swap agreement applies, matures. The swap agreement is designated as a cash flow hedge and therefore the Company recognized an unrealized gain (loss) on the change in fair value, net of tax, within other comprehensive income.

Interest rate swap

In June 2008, the Company entered into a three-year fully amortizable interest rate swap agreement (the “Swap”) with a notional amount of $150.0 million and an expiration date of June 30, 2011. On June 29, 2010, the Company settled the Swap with the financial institution holder of the derivative instrument, which resulted in a $1.3 million gain in 2010.

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

As of December 31, 2012, the Company’s financial instruments included cash equivalents, restricted cash, accounts receivable, short-term bank borrowings, accounts payable, long-term secured debt, and a cross currency derivative contract. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds. The carrying value of restricted cash, accounts receivable, short-term bank borrowings and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.

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

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(US$ in thousands)	Balance December 31, 2012	Level 1	Level 2	Level 3
Derivative Financial Instruments (1)
Cash Flow Hedges
Cross currency hedge	$305	$—	$305	$—

(1)	See Note 9, “Derivative Instruments”.

(US$ in thousands)	Balance December 31, 2011	Level 1	Level 2	Level 3
Derivative Financial Instruments (1)
Cash Flow Hedges
Cross currency hedge	$1,011	$—	$1,011	$—

11.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment. These leases are non-cancellable and typically do not contain renewal options. Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis. Rent expense under the Company’s operating leases for the years ended December 31, 2012, 2011 and 2010 was approximately $4.1 million, $4.8 million and $6.8 million, respectively. Future minimum lease payments under operating leases, net of amounts to be received under sub-leases, as of December 31, 2012 are as follows:

(US$ in thousands)
2013	$3,340
2014	2,992
2015	2,816
2016	2,677
2017	2,620
Thereafter	2,624

Total	$17,069

12.	Business segment information

The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. At this time, the Company’s Chief Operating Decision Maker (the “CODM”) only uses GBU reporting for Sales and Operating Income to assess operating performance. Items below operating income are not considered when measuring the profitability of a segment. Goodwill is also assigned to specific GBUs. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. On May 24, 2012 as a result of the sale of its sports medicine business, the Company began managing its business by its two GBUs, which are comprised of Spine and Orthopedics supported by Corporate activities and represent the current segments for which the Company’s Chief Operating Decision Maker reviews financial information and makes resource allocation decisions among business units. These segments are discussed below.

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

Orthopedics

Orthopedics provides a portfolio of repair and regenerative products that allow physicians to successfully treat a variety of orthopedic conditions unrelated to spine. This global business unit specializes in the design, development and marketing of the Company’s orthopedic repair products along with regenerative stimulation and biologics products used in orthopedic applications. Orthopedics distributes its products through a network of distributors, sales representatives and affiliates. This global business unit uses both direct and distributor sales representatives to sell orthopedics products to hospitals, doctors, and other healthcare providers globally.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the two GBUs.

Business Segments by GBU:

The table below presents external net sales for continuing operations by GBU reporting segment. Net sales includes product sales and marketing service fees which is comprised of sales of Trinity Evolution® in spine and orthopedic applications.

	External Net Sales by GBU Year ended December 31,
(US$ in thousands)	2012		2011		2010
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine
Spine Repair Implants and Regenerative Biologics	$147,206	32%	$143,775	31%	$133,831	29%
Spine Regenerative Stimulation	164,688	35%	160,442	34%	172,573	38%

Total Spine	311,894	67%	304,217	65%	306,404	67%
Orthopedics	150,426	33%	165,904	35%	154,225	33%

Total Net Sales	$462,320	100%	$470,121	100%	$460,629	100%

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

The table below presents operating income (loss) from continuing operations by GBU reporting segment:

	Operating Income (Loss) Year Ended December 31,
(US$ in thousands)	2012	2011	2010
Spine (1)	$90,771	$46,618	$80,688
Orthopedics (2)	15,280	12,368	5,878
Corporate (3)	(17,041)	(27,677)	(20,316)

Total	$89,010	$31,309	$66,250

(1)	For 2011, the operating income for the Spine GBU included $42.5 million of expenses in connection with charges related to U.S. Government resolutions.
(2)	For 2011, the operating income for the Orthopedics GBU included $6.5 million of expenses in connection with charges related to U.S. Government resolutions.
(3)	For 2011, the operating loss for the Corporate GBU included $7.5 million of expenses in connection with charges related to U.S. Government inquiries and $3.2 million of senior management succession charges.

The following table presents depreciation and amortization for continuing operations by GBU reporting segment:

	Depreciation and amortization by GBU Year Ended December 31,
(US$ in thousands)	2012	2011	2010
Spine	$12,152	$11,060	$9,407
Orthopedics	5,604	5,506	6,282
Corporate	70	52	126

Total	$17,826	$16,618	$15,815

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Geographical information

Analysis of net sales by geographic destination:

(US$ in thousands)	2012	2011	2010
U.S.	$341,015	$329,625	$339,781
International:
U.K.	8,628	8,240	12,509
Italy	18,242	20,700	19,831
Brazil	38,015	48,851	29,067
Other	56,420	62,705	59,441

Total international	121,305	140,496	120,848

Total net sales	$462,320	$470,121	$460,629

Analysis of property, plant and equipment by geographic area:

(US$ in thousands)	2012	2011
U.S.	$37,081	$30,806
Italy	7,617	7,663
U.K.	1,402	1,449
Brazil	3,421	2,532
Others	1,841	918

Total	$51,362	$43,368

13.	Income taxes

Income from continuing operations before provision for income taxes consisted of:

	Year Ended December 31,
(US$ in thousands)	2012	2011	2010
U.S.	$67,692	$16,996	$48,405
Non-U.S.	15,036	2,445	1,959

	$82,728	$19,441	$50,364

The provision for (benefit from) income taxes on continuing operations in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
(US$ in thousands)	2012	2011	2010
U.S.
Current	$23,149	$16,508	$18,658
Deferred	(503)	365	1,047

Total U.S	22,646	16,873	19,705
Non-U.S.
Current	5,800	3,208	948
Deferred	346	1,100	1,953

	6,146	4,308	2,901

Total tax expense	$28,792	$21,181	$22,606

The tax effects of the significant temporary differences, which comprise the deferred tax assets and liabilities and assets, are as follows:

(US$ in thousands)	2012	2011
Intangible assets and goodwill	$5,471	$5,503
Inventories and related reserves	9,259	11,650
Accrued compensation	3,603	4,428
Allowance for doubtful accounts	7,302	4,025
Accrued interest	18,230	16,123
Net operating loss carryforwards	26,827	20,396
Other, net	987	846

	71,679	62,971
Valuation allowance	(26,125)	(19,115)

Deferred tax asset	$45,554	$43,856

Withholding taxes	(11,456)	(9,778)

Property, plant and equipment	(8,691)	(8,923)

Deferred tax liability	(20,147)	(18,701)

Net deferred tax assets	$25,407	$25,155

The valuation allowance as of December 31, 2012 and 2011 was $26.1 million and $19.1 million, respectively. The net increase in the valuation allowance of $7 million during the year principally relates to certain current period foreign losses not benefitted. The valuation allowance is attributable to net operating loss carryforwards and certain temporary differences in certain foreign jurisdictions, the benefit for which is dependent upon the generation of future taxable income in those foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences, net of the existing valuation allowances at December 31, 2012.

The Company has state net operating loss carryforwards of approximately $21.5 million that begin to expire in 2013. The Company has net operating losses of foreign taxing jurisdictions of approximately $101.6 million with the majority of the losses related to the Company’s Netherlands operations expiring in various amounts in tax years beginning in 2013. The Company has provided a valuation allowance against a significant portion of these net operating loss carryforwards since it does not believe that this deferred tax asset can be realized prior to expiration.

The rate reconciliation for continuing operations presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate. Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(US$ in thousands, except percentages)	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$28,955	35.0%	$6,804	35.0%	$17,627	35.0%
State taxes, net	1,946	2.4%	1,981	10.2%	2,093	4.2%
Foreign rate differential	(2,749)	(3.3)%	1,204	6.2%	280	0.6%
Valuation allowance—foreign losses	6,833	8.3%	4,254	21.9%	3,644	7.2%
SRL Intangible	(2,214)	(2.7)%	(2,421)	(12.5)%	(2,607)	(5.2)%
Domestic manufacturing deduction	(1,533)	(1.9)%	(1,316)	(6.8)%	(1,530)	(3.0)%
Settlement of U.S. Government resolutions	(1,260)	(1.5)%	9,745	50.1%	—	0.0%
Other items, net	(1,186)	(1.5)%	930	4.8%	3,099	6.1%

Income tax expense/effective rate	$28,792	34.8%	$21,181	108.9%	$22,606	44.9%

The effective tax rate of 34.8% for 2012 was impacted by change in the estimate of the tax deduction associated with the settlement of the U.S. Government investigation of the Company’s bone growth stimulation business. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to the $28.8 million of income tax expense and effective tax rate of 34.8% for 2012. The Company did not record tax benefit on certain expenses associated with the Company’s estimate of the charges related to U.S. Government resolutions. The effective tax rate was approximately 36% in 2012 and 38% in 2011 excluding the impact of the charges related to the U.S. Government resolutions.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was enacted. The Act provides tax relief for businesses by reinstating certain tax benefits and credits retroactively to January 1, 2012. There are several provisions of the Act that impact the Company, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act will be recognized in the Company’s provision for income taxes in the first quarter of 2013.

The Company’s gross unrecognized tax benefit was $1.0 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. The Company had approximately $0.6 million and $0.5 million accrued for payment of interest and penalties as of December 31, 2012 and 2011, respectively.

The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of December 31, 2012, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2012 and December 31, 2011 follows:

(US$ in thousands)	2012	2011
Balance as of January 1,	$610	$569
Additions for current year tax positions	581	86
Decreases for prior year tax positions	(106)	(17)
Expiration of statutes	(108)	(28)

Balance as of December 31,	$977	$610

The Company files a consolidated income tax return in the U.S. federal jurisdiction, the U.K., Italy and numerous consolidated and separate income tax returns in many state and other foreign jurisdictions. The statute of limitations with respect to federal tax authorities is closed for years prior to December 31, 2009. The statute of limitations for the various state tax filings is closed in most instances for the years prior to December 31, 2008. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to December 31, 2007.

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As such, the Company has not provided tax expense on $248 million of the unremitted earnings of its foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

14.	Related parties

The following related party balances and transactions as of and for the three years ended December 31, 2012, among the Company and other companies in which directors or executive officers have an interest, are reflected in the consolidated financial statements. The Company bought components related to the A-V Impulse ® System and Laryngeal Mask products from a related party in which a former board member, who retired in May 2010, had a beneficial minority interest. These products were no longer purchased by the Company in 2010. Additionally, OrthoPro, Inc. and Superior Medical Equipment, independent distributors for Breg, Inc., are owned by the son of this former board member. The following table summarizes these related party balances and transactions as of and for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
(US$ in thousands)	2012	2011	2010
Sales	$—	$479	$3,081
Purchases	$—	$—	$4,911
Accounts payable	$—	$—	$334
Accounts receivable	$—	$106	$676

15.	Sale of Breg and Disposition of Sports Medicine GBU

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

The portion of indemnification related to post closing claims related to post-closing sales of cold therapy has created a guarantee under Accounting Standards Codification ASC 460—Guarantees and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the Closing Date of the transaction. The Company will amortize the fair value of the noncontingent liability ratably over the period of indemnification which is three years. The Company’s obligations under this guarantee were approximately $1.6 million as of December 31, 2012.

Gain on Sale of Discontinued Operations

The following table presents the value of the asset disposition, proceeds received, net of various working capital adjustments and indebtedness and net gain on sale of Breg as shown in the condensed consolidated statement of operations for the year ended December 31, 2012.

(US$ in thousands)	Total
Cash proceeds	$157,500
Less:
Working Capital	(7,093)
Transaction related expenses	(4,276)
Fair Value of Indemnification	(2,000)
Tangible assets	(8,309)
Intangible assets	(28,164)
Goodwill	(106,200)

Gain on sale of Breg	1,458
Income tax expense	(113)

Gain on sale of Breg, net of taxes	$1,345

The Sports Medicine GBU contributed $44 million and $108.9 million of net sales in the year ended December 31, 2012 and 2011, respectively. The Sports Medicine GBU had $2.9 million of operating losses and $1.2 million of operating income in the years ended December 31, 2012 and 2011, respectively. The financial information above includes the financial results of Breg operations up to the date of sale.

The Company’s consolidated financial statements and related footnote disclosures reflect the Sports Medicine GBU as discontinued operations. Income (loss) associated with the Sports Medicine GBU, net of applicable income taxes is shown as income (loss) from discontinued operations for all periods presented. In addition, the assets and liabilities of the discontinued entity have been reclassified and presented as assets held for sale and liabilities held for sale in the Company’s balance sheet as of December 31, 2011.

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

In addition to the matters described in the paragraphs below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. To the extent losses related to these contingencies are both probable and reasonably estimable, the Company accrues appropriate amounts in the accompanying financial statements and provides disclosures as to the possible range of loss in excess of the amount accrued, if such range is reasonably estimable. The Company believes losses are individually and collectively immaterial as to a possible loss and range of loss.

Litigation

Matters Related To Blackstone Medical, Inc. and Related Escrow Claims

In 2007, the Company’s subsidiary, Blackstone Medical, Inc. (“Blackstone”) received a subpoena issued by the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”), under the authority of the federal healthcare anti-kickback and false claims statutes. The subpoena sought certain documents for the period January 1, 2000 through July 31, 2006, which covered a period prior to Blackstone’s acquisition by the Company on September 22, 2006. In 2008 and 2009, respectively, the Company received a federal grand jury subpoena from the U.S. Attorney’s Office for the District of Massachusetts (“Boston USAO”) and a HIPAA subpoena issued by the U.S. Department of Justice (“DOJ”). These subpoena sought certain documents from us for the period January 1, 2000 through July 15, 2007. Each of the subpoenas concerned the compensation of physician consultants and related matters.

In 2008, the Company obtained a copy of a qui tam complaint filed against the Company and Blackstone in the U.S. District Court for the District of Massachusetts. The complaint related to the matters described above involving HHS-OIG, the Boston USAO, and DOJ. The U.S. Department of Justice subsequently filed a notice of non-intervention in the case.

In January 2012, after a series of ongoing discussions and negotiations with the Boston USAO, the Company’s board of directors approved an agreement in principle to pay $32 million to resolve these matters. On October 29, 2012, the Company, through Blackstone, entered into a definitive settlement agreement with the U.S. government and the qui tam relator, which settlement agreement memorialized this agreement. All of the $32 million the Company paid pursuant to the settlement was funded by proceeds it received from an escrow fund established in connection with the Company’s acquisition of Blackstone in 2006. We also recorded a charge of $0.3 million in 2012 which represented imputed interest on the settlement accrued through the payment date in October of 2012.

Matters Related to Regenerative Stimulation Business

In 2009, the Company received a HIPAA subpoena (“HIPAA subpoena”) issued by the Boston USAO. The subpoena sought documents concerning, among other things, the Company’s promotion and marketing of its regenerative stimulator devices (which the Company has also described in the past as its “bone growth stimulator devices”). The Boston USAO issued several subsequent document and testimony subpoenas. The Company cooperated with these requests. The Company subsequently obtained a copy of a qui tam complaint filed in the U.S. District Court for the District of Massachusetts against the Company, Orthofix Inc. and other companies that have allegedly manufactured regenerative stimulation devices, including Orthologic Corp., DJO Incorporated, Reable Therapeutics, Inc., the Blackstone Group, L.P., Biomet, Inc., EBI, L.P., EBI Holdings, Inc., EBI Medical Systems, Inc., Bioelectron, Inc., LBV Acquisition, Inc., and Smith & Nephew, Inc. The complaint, as subsequently amended in 2010, alleged various causes of action under the federal False Claims Act and state and city false claims acts premised on the contention that the defendants improperly promoted the sale, as opposed to the rental, of regenerative stimulation devices. The complaint also included claims against the defendants for, among other things, allegedly misleading physicians and purportedly causing them to file false claims and for allegedly violating the Anti-Kickback Act by providing free products to physicians, waiving patients’ insurance co-payments and providing inducements to independent sales agents to generate business.

On April 28, 2011, after a series of ongoing discussions and negotiations with the Boston USAO, the Company’s board of directors approved an agreement in principle proposed by the Boston USAO to resolve the criminal and civil matters described in the immediately preceding two paragraphs. On June 6, 2012, the Company entered into a definitive settlement agreement with the United States of America, acting through DOJ and on behalf of HHS-OIG, the TRICARE Management Activity, through its General Counsel, the Office of Personnel Management, in its capacity as administrator of the Federal Employees Health Benefits Program, the United States Department of Veteran Affairs and the qui tam relator. The Company agreed to pay $34.2 million (plus interest at a rate of 3% from May 5, 2011 through the day before payment was made) under the terms of the settlement agreement. In addition, the Company agreed in July 2012 to pay the qui tam relator’s counsel $1.0 million in fees. These amounts were paid during the fourth quarter of 2012.

In connection with the settlement agreement, the Company’s wholly-owned subsidiary, Orthofix Inc., entered into a plea agreement with the Boston USAO and DOJ on June 7, 2012 under which Orthofix Inc. agreed to plead guilty to one felony count of obstruction of a June 2008 federal audit (§18 U.S.C. 1516). The plea agreement was amended on December 14, 2012, though all terms remained materially consistent with the earlier plea agreement the Company had executed. The plea was accepted and entered by the U.S. District Court for the District of Massachusetts on December 14, 2012. Consistent with the terms recommended in the plea agreement, the court imposed a criminal fine of $7.8 million and a mandatory special assessment of $400, which the Company subsequently paid during the fourth quarter of 2012. In addition, the court has imposed a five year term of probation, with special conditions which mandate certain non-disparagement obligations and order Orthofix Inc. to continue complying with the terms of the Company’s previously-disclosed 5-year corporate integrity agreement (which is described below) through the expiration of its term.

The Company previously recorded a charge of $43 million during the first quarter of 2011 in anticipation of the settlement. The Company also recorded a charge of $1.7 million in 2012 which represented imputed interest on the settlement accrued through the payment date in December 2012.

Corporate Integrity Agreement with HHS-OIG

On June 6, 2012, in connection with the Company’s settlement of the matters described above related to its regenerative stimulation business, and in anticipation of a final settlement of the government investigation and related qui tam complaint described above related to Blackstone Medical, Inc., the Company also entered into a five-year corporate integrity agreement with HHS-OIG (the “CIA”). The CIA acknowledges the existence of the Company’s current compliance program, and requires that the Company continue to maintain during the term of the CIA a compliance program designed to promote compliance with federal healthcare and Food and Drug Administration (“FDA”) requirements. The Company is also required to maintain several elements of its previously existing program during the term of the CIA, including maintaining a Chief Compliance Officer, a Compliance Committee, and a Code of Conduct. The CIA requires that the Company conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.

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

Matters Related to Promeca

On July 10, 2012, the Company entered into definitive agreements with DOJ and the Securities and Exchange Commission (the “SEC”) agreeing to settle its self-initiated and self-reported internal investigation of its Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (“the FCPA”). Under the terms of these agreements, the Company voluntarily disgorged profits to the United States government in an amount of $5.2 million, inclusive of pre-judgment interest, and agreed to pay a fine of $2.2 million. The Company paid $2.2 million in July 2012 and $5.2 million in September 2012. As part of the settlement, the Company entered into a 3-year deferred prosecution agreement (“DPA”) with DOJ. DOJ has agreed not to pursue any criminal charges against the Company in connection with this matter if the Company complies with the terms of the DPA. The DPA takes note of the Company’s self-reporting of this matter to DOJ and the SEC, and of remedial measures, including the implementation of an enhanced compliance program, previously undertaken by the Company. The DPA provides that the Company shall continue to cooperate fully with DOJ in any future matters related to corrupt payments, false books and records or inadequate internal controls. In that regard, the Company has represented that it has implemented and will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws. The Company will periodically report to DOJ during the term of the DPA regarding such remediation and implementation of compliance measures. As part of the settlement, the Company also agreed to certain reporting obligations to the SEC regarding the status of its remediation and implementation of compliance measures. In the event that the Company fails to comply with these obligations, it could be subject to criminal prosecution by DOJ for the FCPA-related matters it self-reported.

Matters Related to the Company’s Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, the Company sold Breg, Inc. (“Breg”) to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including (i) the government investigation and product liability matters regarding the previously owned infusion pump product line described below, and (ii) pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. The Company has established an accrual of $4.2 million for its indemnification obligations in connection with the July 2012 verdict described in the fourth paragraph below, however, actual liability in this case could be higher or lower than the amount accrued. The Company has not established any accrual in connection with its other indemnification obligations under the Breg SPA, and currently cannot reasonably estimate the possible loss, or range of loss, in connection with such obligations (including with respect to the matters described in the three paragraphs below).

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company believes that meritorious defenses exist to these claims and Breg is vigorously defending these cases. One of the Company’s insurance carriers previously asserted to the Company that certain potential losses related to this matter are not covered by its insurance coverage. The Company subsequently went into arbitration with this carrier, and on January 22, 2013, the Company obtained a binding arbitration award providing that such carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments under certain policies. The Company currently estimates that it is entitled to reimbursement of approximately $13 million for past losses incurred, as well as up to $15 million in potential future coverage for pending products liability matters. The approximately $13 million is recorded in income (loss) from discontinued operations in 2012 and other current assets as of December 31, 2012.

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

On January 27, 2012, the Company was orally notified by a U.S. Government official that a civil investigation of Breg was pending in connection with this matter. On January 18, 2013, the Company was served with a qui tam complaint filed in the United States District Court for the Western District of Missouri against the Company (as the former owner of Breg), Stryker Corporation, I-Flow Corporation and DJO Incorporated, which contains allegations relating to the marketing and promotion of Breg’s former infusion pump products. The Company is vigorously defending this matter.

At the time of its divestiture by the Company, Breg was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging that the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units. The majority of these cases are at an early stage and no conclusion can be drawn at the present time regarding their potential outcome. However, the Company believes that meritorious defenses exist to these claims. In July 2012, a jury in one case related to a motorized cold therapy unit previously sold by Breg returned a verdict providing for approximately $2.1 million in compensatory damages to the plaintiff against Breg and $7 million in exemplary damages. The case remains subject to appeal. The Company believes that the damages are without merit however, the ultimate outcome is uncertain. The Company previously established an accrual and related charge to discontinued operations of $4.2 million for both compensatory damages and exemplary damages for its indemnification obligations in connection with this July 2012 verdict; however, actual liability in this case could be higher or lower than the amount accrued.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

17.	Pensions and deferred compensation

Orthofix Inc. sponsors a defined contribution plan (the “Orthofix Inc. 401(k) Plan”) covering substantially all full time US employees. The Orthofix Inc. 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the Orthofix Inc. 401(k) Plan. During the years ended December 31, 2012, 2011 and 2010, expenses incurred relating to 401(k) Plans, including matching contributions, were approximately $2.5 million, $2.5 million and $2.8 million, respectively.

The Company operates defined contribution pension plans for its other International employees not described above meeting minimum service requirements. The Company’s expenses for such pension contributions during 2012, 2011 and 2010 were $0.7 million, $0.8 million and $0.7 million, respectively.

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

The Orthofix Deferred Compensation Plan (the “Plan”), administered by the Board of Directors of the Company, effective January 1, 2007, and as amended and restated effective January 1, 2009, is a plan intended to allow a select group of key management and highly compensated employees of the Company to defer the receipt of compensation that would otherwise be payable to them. The terms of this plan are intended to comply in all respects with the provisions of Code Section 409A and Code Section 457A. As of January 1, 2011 the Company disallowed further contributions into the plan and any new plan participants. Distributions are made in accordance with the requirements of Code Section 409A.

The Company’s expense for deferred compensation during 2012, 2011 and 2010 was approximately $0.4 million, $0.1 million and $0.1 million, respectively. Deferred compensation payments of $0.8 million, $- million, and $0.2 million were made in 2012, 2011, and 2010, respectively. The balance as of December 31, 2012 and 2011 was $2.3 and $1.5 million that represents the amount which would be payable if all the employees and agents had terminated employment at that date and is included in other long-term liabilities.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

18.	Share-based compensation plans

At December 31, 2012, the Company had stock option and award plans, and an employee stock purchase plan which are described below.

2012 Long Term Incentive Plan

The Board of Directors adopted the Orthofix International N.V. 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, subject to shareholder approval which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible to receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors and consultants and advisors who perform services for the Company and the Company’s subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options, however, are only available to the Company’s employees. The Company reserves a total of 1,600,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2012, there were 156,000 options outstanding under the 2012 LTIP Plan, of which none were exercisable; in addition, there were 125,500 shares of restricted stock outstanding, none of which were vested.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) reserves 3.1 million shares for issuance (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans). Awards generally vest on years of service with all awards fully vesting within three years from the date of grant for employees and either three or five years from the date of grant for non-employee directors. Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board of Directors. Awards granted under the 2004 LTIP Plan expire no later than ten years after the date of the grant. The 2004 LTIP Plan provides an annual grant to non-employee directors of 5,000 shares and limits the future the number of shares that may be awarded under the plan as full value awards to 100,000 shares. At December 31, 2012, there were 1,460,355 options outstanding under the 2004 LTIP Plan, of which 1,218,693 were exercisable; in addition, there were 35,331 shares of restricted stock outstanding, none of which were vested.

Staff Share Option Plan

The Staff Share Stock Option Plan (the “Staff Share Plan”) is a fixed stock option plan which was adopted in April 1992. Under the Staff Share Plan, the Company granted options to its employees at the estimated fair market value of such options at the date of grant. Options generally vest based on years of service with all options to be fully vested within five years from date of grant. Options granted under the Staff Share Plan expire ten years after the date of grant. There are no options left to be granted under the Staff Plan. At December 31, 2012, there were 29,600 options outstanding and exercisable under the Staff Share Plan.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Employee Stock Purchase Plan

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

Due to the compensatory nature of such plan, the Company has recorded the related share based compensation in the consolidated statement of operations. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan is 1,850,000 shares. As of December 31, 2012, 1,362,808 shares had been issued under the Stock Purchase Plan.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Share-Based Compensation:

As of December 31, 2012, the unamortized compensation expense relating to options granted and expected to be recognized was $3.9 million. This amount is expected to be recognized through August 2016. The following table shows the detail of share-based compensation by line item in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 and the assumptions for each of these years in which grants were awarded:

(US$ in thousands, except assumptions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010 (1)
Cost of sales	$592	$153	$210
Sales and marketing	1,550	2,031	3,505
General and administrative	4,023	4,322	4,105
Research and development	138	142	318

Total	$6,303	$6,648	$8,138

Assumptions:
Expected term	4.50 years	4.58 years	—
Expected volatility	50.9% – 51.8%	49.6% – 49.9%	—
Risk free interest rate	0.76% – 0.84%	0.90% – 2.26%	—
Dividend rate	—	—	—
Weighted average fair value of options granted during the year	$16.99	$14.21	$—

(1)	The Company did not grant any options during 2010.

Stock Option Activity:

Summaries of the status of the Company’s stock option plans as of December 31, 2012 and 2011 and changes during the year ended December 31, 2012 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	2,559,272	$33.41
Granted	347,250	$40.46
Exercised	(716,564)	$31.50
Forfeited	(244,003)	$40.50

Outstanding at December 31, 2012	1,945,955	$34.50	5.39

Vested and expected to vest at December 31, 2012	1,903,616	$34.42	5.31

Options exercisable at December 31, 2012	1,448,293		4.20

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

Outstanding and exercisable by price range as of December 31, 2012

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.42 – $25.01	253,661	5.09	$23.40	253,661	$23.40
$25.05 – $28.95	326,383	5.30	$26.96	314,383	$26.97
$29.23 – $33.01	314,433	6.84	$31.60	167,102	$31.44
$33.08 – $38.11	347,859	3.50	$37.49	307,194	$37.51
$38.40 – $39.94	282,687	6.61	$39.68	126,687	$39.69
$40.27 – $41.37	210,000	7.05	$41.22	68,334	$41.20
$43.04 – $45.84	188,932	3.47	$44.63	188,932	$44.63
$50.15 – $50.15	12,500	4.29	$50.15	12,500	$50.15
$50.50 – $50.50	2,000	4.01	$50.50	2,000	$50.50
$50.99 – $50.99	7,500	4.04	$50.99	7,500	$50.99

$10.42 – $50.99	1,945,955	5.39	$34.50	1,448,293	$33.54

The weighted average remaining contractual life of exercisable options was 4.2 years at December 31, 2012. The total intrinsic value of options exercised was $7.2 million, $4.2 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $39.33 closing price of the Company’s stock on December 31, 2012. The aggregate intrinsic value of options outstanding was $11.2 million, $10.8 million and $4.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. The aggregate intrinsic value of options exercisable was $9.8 million, $8.4 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock:

During the year ended December 31, 2012, the Company granted to employees and non-employee directors 149,500 shares of restricted stock, which vest at various dates through November 2015. During the year ended December 31, 2011, the Company granted to employees 94,000 shares of restricted stock, which vest at various dates through February 2014. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $4.8 million at December 31, 2012.

ORTHOFIX INTERNATIONAL N.V.

Notes to the consolidated financial statements (cont.)

A summary of the status of our restricted stock as of December 31, 2012 and 2011 and changes during the year ended December 31, 2012 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2011	69,000	$29.23
Granted	149,500	$40.93
Vested	(28,336)	$29.23
Cancelled	(29,333)	$38.87

Non-vested as of December 31, 2012	160,831	$38.34

19.	Earnings per share

For each of the three years ended December 31, 2011, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares-basic	18,977,263	18,219,343	17,601,956
Effect of diluted securities:
Unexercised stock options net of treasury share repurchase	413,150	—	311,589

Weighted average common share-diluted	19,390,413	18,219,343	17,913,545

No adjustment has been made in 2011 for any common stock equivalents because their effects would be anti-dilutive. For 2011, potentially dilutive shares totaled 344,168.

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 789,650 and 1,487,809 outstanding options not included in the diluted earnings per share computation for the fiscal years ended December 31, 2012 and 2011, respectively, because the inclusion of these options was anti-dilutive.

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

The following table presents changes in the restructuring liability, which is included within Other Current Liabilities in the Company’s consolidated balance sheets as of December 31, 2011 and December 31, 2010:

(US$ in thousands)	Severance
Balance at December 31, 2009	$1,826
Charges under 2010 plan	3,550
Cash payments	(3,738)

Balance at December 31, 2010	1,638
Cash payments	(1,638)

Balance at December 31, 2011	$—

21.	Net gain on sale of vascular operations

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

(US$ in thousands)	Total
Cash proceeds, net of litigation (1)	$24,215
Less:
Transaction related expenses	2,253
Inventory and property, plant and equipment	2,369
Goodwill and intangible assets	7,574

Net gain on sale of vascular operations	12,019
Income tax expense	(3,498)

Net gain on sale of vascular operations, net of taxes	$8,521

(1)	In conjunction with the sale of the vascular operations, the Company settled an outstanding litigation claim by the former patent holders for $3.5 million.

22.	Quarterly financial data (unaudited)

(U.S. Dollars, in thousands, except per share data)

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter		Year
2012
Net sales	$116,041		$119,492	$114,752	$112,035		$462,320
Gross profit	$94,102		$95,816	$92,379	$93,531		$375,828
Net income (loss) from continuing operations, net of tax	$12,215		$13,967	$13,118	$14,636		$53,936
Net income (loss) from discontinued operations, net of tax	$(199)		$(2,762)	$(5,558)	$5,878		$(2,641)

Net income (loss)	$12,016		$11,205	$7,560	$20,514		$51,295

Net income (loss) per common share:
Basic:
Net income (loss) from continuing operations, net of tax	$0.65		$0.74	$0.69	$0.76		$2.84
Net income (loss) from discontinued operations, net of tax	$(0.01)		$(0.15)	$(0.29)	$0.30		$(0.14)

Net income (loss)	$0.64		$0.59	$0.40	$1.06		$2.70

Diluted:
Net income (loss) from continuing operations, net of tax	$0.64		$0.73	$0.67	$0.74		$2.78
Net income (loss) from discontinued operations, net of tax	$(0.01)		$(0.15)	$(0.28)	$0.30		$(0.14)

Net income (loss)	$0.63		$0.58	$0.39	$1.04		$2.64

2011
Net sales	$113,060		$116,670	$117,306	$123,085		$470,121
Gross profit	$90,720		$93,484	$93,452	$99,846		$377,502
Net income (loss) from continuing operations, net of tax	$(36,740)		$10,519	$12,951	$11,530		$(1,740)
Net income (loss) from discontinued operations, net of tax	$939		$(561)	$(573)	$862		$667

Net income (loss)	$(35,801	) (1)	$9,958	$12,378	$12,392	(2)	$(1,073)

Net income (loss) per common share:
Basic:
Net income (loss) from continuing operations, net of tax	$(2.05)		$0.58	$0.70	$0.62		$(0.10)
Net income (loss) from discontinued operations, net of tax	$0.05		$(0.03)	$(0.03)	$0.05		$0.04

Net income (loss)	$(2.00)		$0.55	$0.67	$0.67		$(0.06)

Diluted:
Net income (loss) from continuing operations, net of tax	$(2.05)		$0.57	$0.69	$0.62		$(0.10)
Net income (loss) from discontinued operations, net of tax	$0.05		$(0.03)	$(0.03)	$0.04		$0.04

Net income (loss)	$(2.00)		$0.54	$0.66	$0.66		$(0.06)

(1)	Includes $46 million of charges related to U.S. Government resolutions
(2)	Includes $10.5 million of charges related to U.S. Government resolutions

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Balance Sheets (unaudited)

(US$ in thousands)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,392	$19,433
Prepaid expenses and other current assets	534	487

Total current assets	7,926	19,920
Other long term assets	15	61
Investments in and amounts due from subsidiaries and affiliates	400,471	307,202

Total assets	$408,412	$327,183

Liabilities and shareholder’s equity
Current liabilities	$1,203	$3,900
Long-term liabilities	8,111	8,112
Shareholder’s equity:
Common stock	1,934	1,846
Additional paid in capital	246,111	214,310
Accumulated earnings	148,549	97,254
Accumulated other comprehensive income	2,504	1,761

	399,098	315,171

Total liabilities and shareholder’s equity	$408,412	$327,183

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations (unaudited)

(US$ in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(Expenses) income:
General and administrative	$(7,700)	$(11,503)	$(13,146)
Equity in earnings of investments in subsidiaries and affiliates	59,264	11,111	59,620
Other, net	24	7	(390)

Income (loss) before income taxes	51,588	(385)	46,084
Income tax benefit (expense)	(293)	(688)	(1,876)

Net income (loss)	$51,295	$(1,073)	$44,208

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statement of Cash Flows

(US$ in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income (loss)	$51,295	$(1,073)	$44,208

Equity in earnings of investments in subsidiaries and affiliates	(59,264)	(11,111)	(59,620)
Cash used in other operating activities	(5,312)	3,799	7,497

Net cash used in operating activities	(13,281)	(8,385)	(7,915)

Cash flows from investing activities:
Distributions and amounts received from subsidiaries	12,564	5,875	21,597
Capital expenditures	—	—	(5)

Net cash provided by investing activities	12,564	5,875	21,592

Cash flows from financing activities:
Net proceeds from issuance of common stock	25,586	20,113	7,854
Contributions to subsidiaries and affiliates	(36,921)	(2,789)	(21,274)

Tax benefit on exercise of stock options	—	1,737	2,222

Net cash provided by financing activities	(11,335)	19,061	(11,198)

Net increase (decrease) in cash and cash equivalents	(12,041)	16,551	2,479
Cash and cash equivalents at the beginning of the year	19,433	2,882	403

Cash and cash equivalents at the end of the year	$7,392	$19,433	$2,882

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

Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets the Company’s subsidiaries held at December 31, 2012 and 2011 was approximately $247.4 million and $186.0 million, respectively. Such restrictions are on net assets of Orthofix Holdings, Inc. and its subsidiaries.

3.	Commitments, contingencies and long-term obligations

For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 8, Note 11 and Note 16 of the Company’s consolidated financial statements.

4.	Dividends from subsidiaries

Cash dividends received by Orthofix International N.V. from its consolidated subsidiaries accounted for by the equity method were $5.9 million and $21.6 million for the years ended December 31, 2011 and 2010, respectively. Orthofix International N.V. did not receive cash dividends in 2012.

Orthofix International N.V.

Schedule 2—Valuation and Qualifying Accounts

For the years ended December 31, 2012, 2011 and 2010:

		Additions
(US$ in thousands) Provisions from assets to which they apply:	Balance at beginning of year	Charged to cost and expenses	Charged (credited) to other accounts	Deductions/ Other	Balance at end of year
2012
Allowance for doubtful accounts receivable	$9,376	$13,117	$(201)	$(6,104)	$16,188
Deferred tax valuation allowance	19,115	7,010	—	—	26,125

2011
Allowance for doubtful accounts receivable	$6,676	$11,475	$(520)	$(8,255)	$9,376
Deferred tax valuation allowance	21,023	(1,908)	—	—	19,115

2010
Allowance for doubtful accounts receivable	$6,584	$8,757	$—	$(8,665)	$6,676
Deferred tax valuation allowance	17,239	3,784	—	—	21,023