Form 10-Q
period 2013-03-31
ORTHOFIX INTERNATIONAL N V
filed 2013-05-09
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 2, 2013, 19,453,294 shares of common stock were issued and outstanding.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit) (as further described in the Legal Proceedings sections of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”)), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Item 1A under the heading Risk Factors in the 2012 Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,675	$31,055
Restricted cash	29,446	21,314
Trade accounts receivable, less allowances of $18,032 and $16,188 at March 31, 2013 and December 31, 2012, respectively	132,425	150,316
Inventories	92,133	88,744
Deferred income taxes	17,363	16,959
Prepaid expenses and other current assets	32,211	32,056

Total current assets	337,253	340,444
Property, plant and equipment, net	52,402	51,362
Patents and other intangible assets, net	6,765	6,880
Goodwill	72,607	74,388
Deferred income taxes	20,200	19,904
Other long-term assets	14,153	11,303

Total assets	$503,380	$504,281

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$14,230	$21,812
Other current liabilities	51,295	46,985

Total current liabilities	65,525	68,797
Long-term debt	20,000	20,000
Deferred income taxes	11,460	11,456
Other long-term liabilities	4,227	4,930

Total liabilities	101,212	105,183
Contingencies (Note 16)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 19,453,294 and 19,339,329 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,945	1,934
Additional paid-in capital	250,186	246,111
Retained earnings	150,665	148,549
Accumulated other comprehensive income	(628)	2,504

Total shareholders’ equity	402,168	399,098

Total liabilities and shareholders’ equity	$503,380	$504,281

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2013 and 2012

(Unaudited, U.S. Dollars, in thousands, except share and per share data)	Three Months Ended March 31,
	2013	2012
Product sales	$88,358	$104,820
Marketing service fees	11,896	11,222

Net sales	100,254	116,042
Cost of sales	22,699	21,940

Gross profit	77,555	94,102
Operating expenses
Sales and marketing	48,839	49,521
General and administrative	18,788	14,570
Research and development	5,400	7,050
Amortization of intangible assets	504	530

	73,531	71,671

Operating income	4,024	22,431
Other income and expense
Interest expense, net	(560)	(2,221)
Other income (expense)	4,764	(631)

	4,204	(2,852)

Income before income taxes	8,228	19,579
Income tax expense	(3,320)	(7,363)

Net income from continuing operations, net of tax	4,908	12,216

Discontinued operations (Note 15)
Loss from discontinued operations	(4,432)	(506)
Income tax benefit	1,640	306

Net loss from discontinued operations, net of tax	(2,792)	(200)

Net income	$2,116	$12,016

Net income (loss) per common share- basic:
Net income from continuing operations, net of tax	$0.25	$0.65
Net loss from discontinued operations, net of tax	(0.14)	(0.01)

Net income per common share- basic	$0.11	$0.64

Net income per common share- diluted:
Net income from continuing operations, net of tax	$0.25	$0.64
Net loss from discontinued operations, net of tax	(0.14)	(0.01)

Net income per common share- diluted	$0.11	$0.63

Weighted average number of common shares:
Basic	19,431,093	18,675,694
Diluted	19,691,141	19,116,195

Comprehensive (loss) income	$(1,016)	$14,726

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2013	2012
Cash flows from operating activities:
Net income	$2,116	$12,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,995	5,667
Amortization of debt costs	180	296
Provision for doubtful accounts	3,227	3,154
Deferred income taxes	(744)	(828)
Share-based compensation	1,943	1,480
Provision for inventory obsolescence	896	649
Excess income tax benefit on employee stock-based awards	(78)	(242)
Income tax benefit on employee stock-based awards	563	1,013
Other	(345)	1,117
Change in operating assets and liabilities:
Trade accounts receivable	13,779	(11,943)
Inventories	(5,126)	732
Escrow receivable	—	41,537
Prepaid expenses and other current assets	(179)	6,559
Trade accounts payable	(7,242)	(3,103)
Other current liabilities	4,478	(4,787)
Long-term assets	(2,266)	(1,405)
Long-term liabilities	(743)	(2,798)

Net cash provided by operating activities	15,454	49,114

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(6,029)	(6,372)
Capital expenditures for intangible assets	(439)	(151)

Net cash used in investing activities	(6,468)	(6,523)

Cash flows from financing activities:
Net proceeds from issuance of common shares	2,143	6,641
Repayments of long-term debt	—	(3,750)
(Repayment of) proceeds from bank borrowings, net	(15)	69
Changes in restricted cash	(8,141)	(32,271)
Excess income tax benefit on employee stock-based awards	78	242

Net cash used in financing activities	(5,935)	(29,069)
Effect of exchange rate changes on cash	(431)	324

Net increase in cash and cash equivalents	2,620	13,846
Cash and cash equivalents at the beginning of the period	31,055	33,207

Cash and cash equivalents at the end of the period	$33,675	$47,053

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHFIX INTERNATIONAL N.V.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Summary of significant accounting policies

(a) Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2012. The notes to the unaudited condensed consolidated financial statements are presented on a continuing operations basis unless otherwise noted.

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

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

2. Inventories

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess or obsolete items. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Italy, cost is determined on a weighted-average basis, which approximates the first in, first out method. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Texas, standard costs, which approximates actual cost, is used to value inventory. Standard costs are reviewed annually by management, or more often in the event circumstances indicate a change in cost has occurred. The valuation of work-in-process, finished products, field inventory and consignment inventory includes the cost of materials, labor and production costs. Field inventory represents immediately saleable finished products inventory that is in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals.

(US$ in thousands)	March 31, 2013	December 31, 2012
Raw materials	$6,354	$8,470
Work-in-process	7,401	7,886
Finished products	42,834	36,675
Field inventory	29,891	29,363
Consignment inventory	5,653	6,350

	$92,133	$88,744

3. Patents and other intangible assets

(US$ in thousands)	March 31, 2013	December 31, 2012
Cost
Patents	$37,992	$37,695
Trademarks — definite lived	679	657

	38,671	38,352
Accumulated amortization
Patents	(31,452)	(31,045)
Trademarks — definite lived	(454)	(427)

	(31,906)	(31,472)

Patents and other intangible assets, net	$6,765	$6,880

4. Goodwill

The following table presents the changes in the net carrying value of goodwill:

(US$ in thousands)	Total
At December 31, 2012	$74,388
Foreign currency	(1,781)

At March 31, 2013	$72,607

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

5. Bank borrowings

Borrowings under lines of credit consist of borrowings in Euros used to fund international operations. There were no borrowings under such facilities at March 31, 2013 and $0.1 million at December 31, 2012. The weighted average interest rates on borrowings under the line of credit at December 31, 2012 was 3.70%.

The Company had an unused available line of credit of €5.8 million ($7.4 million) and €5.8 million ($7.6 million) at March 31, 2013 and December 31, 2012, respectively, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

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

In May 2012, the Company used a portion of the proceeds from the sale of Breg, Inc. (“Breg”) (see Note 15) to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. As a result of the sale of Breg, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. Additionally, the Company paid $20 million in June 2012 and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility. As a result, at December 31, 2012, the Term Loan Facility had been repaid in full and there was $20 million outstanding under the Revolving Credit Facility as of March 31, 2013 and December 31, 2012. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of March 31, 2013 and December 31, 2012, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. The effective interest rate on the Credit Facilities as of March 31, 2013 and December 31, 2012 was 2.7%.

Outstanding balances on the Revolving Credit Facility are due on August 30, 2015.

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

The Credit Agreement, as amended, requires Orthofix Holdings and the Company to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. The Credit Agreement, as amended, also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated. The Company was in compliance with the affirmative and negative covenants at March 31, 2013 and there were no events of default.

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

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2013 and December 31, 2012 is $256 million and $247.4 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of March 31, 2013 and December 31, 2012 was $29.4 million and $21.3 million, respectively.

In conjunction with obtaining the Credit Facilities and the Credit Agreement, as amended, the Company incurred debt issuance costs of $5 million. These costs are being amortized using the effective interest method over the life of the Credit Facilities. In conjunction with the Term Loan Facility repayment in May 2012, the Company wrote off $0.8 million of related debt issuance costs. As of March 31, 2013 and December 31, 2012, debt issuance costs, net of accumulated amortization, related to the Credit Agreement were $1.6 million and $1.8 million, respectively.

7. Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) or net income (loss).

(US$ in thousands) As of March 31, 2013	Fair value: favorable (unfavorable)	Balance sheet location
Cross-currency swap	$1,598	Other long-term assets

As of December 31, 2012
Cross-currency swap	$305	Other long-term assets

	Three Months Ended March 31,
(US$ in thousands)	2013	2012
Cross-currency swap unrealized gain (loss) recorded in other comprehensive income (loss), net of taxes	$(318)	$509

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

As of March 31, 2013, the Company’s financial instruments included cash equivalents, restricted cash, accounts receivable, short-term bank borrowings, accounts payable, long-term secured debt, and a cross currency derivative contract. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds. The carrying value of restricted cash, accounts receivable, short-term bank borrowings and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.

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

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(US$ in thousands)	Balance March 31, 2013	Level 1	Level 2	Level 3
Derivative financial instruments
Cash flow hedges
Cross-currency hedge	$1,598	$—	$1,598	$—

(US$ in thousands)	Balance December 31, 2012	Level 1	Level 2	Level 3
Derivative financial instruments
Cash flow hedges
Cross currency hedge	$305	$—	$305	$—

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

9. Comprehensive income (loss)

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge. The components of and changes in accumulated other comprehensive income were as follows:

(US$ in thousands)	Foreign Currency Translation Adjustments	Fair Value of Cross-Currency Swap	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$2,373	$131	$2,504
Unrealized gain on cross-currency swap, net of tax of $187	—	(318)	(318)
Foreign currency translation adjustment (1)	(2,814)	—	(2,814)

Balance at March 31, 2013	$(441)	$(187)	$(628)

(1)	As the cash generally remains permanently invested in the non-U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

10. Earnings per share

For the three months ended March 31, 2013 and 2012, there were no adjustments to net income for purposes of calculating basic and diluted net income available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations.

	Three Months Ended March 31,
	2013	2012
Weighted average common shares-basic	19,431,093	18,675,694
Effect of dilutive securities:
Unexercised stock options net of treasury share repurchase	260,048	440,501

Weighted average common shares-diluted	19,691,141	19,116,195

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 973,037 and 714,686 outstanding options not included in the diluted earnings per share computation for the three months ended March 31, 2013 and 2012, respectively, because the inclusion of these options was anti-dilutive.

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

11. Share-based compensation

All share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the condensed consolidated statements of operations over the requisite service period.

The following table shows the detail of share-based compensation by line item in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(US$ in thousands)	2013	2012
Cost of sales	$287	$176
Sales and marketing	436	445
General and administrative	1,175	770
Research and development	45	42

Total	$1,943	$1,433

For the three months ended March 31, 2013 and 2012, there were no performance requirements for share-based compensation awarded to employees. In March 2013, the Company granted options to its newly-appointed Chief Executive Officer, which vesting is based on achieving certain market prices for the Company’s common stock.

During the three months ended March 31, 2013 and 2012, there were 113,965 and 262,713 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

12. Other income (expense)

The following table shows the detail of other income (expense):

	Three Months Ended March 31,
(US$ in thousands)	2013	2012
Gain related to demutualization of a mutual insurance company (1)	$4,406	$—
Transactional foreign currency exchange gains (losses)	623	(470)
Other	(265)	(161)

Total	$4,764	$(631)

(1)	In the first quarter of 2013, the Company received $4.4 million of cash related to the demutualization of a mutual insurance company, in which the company was an eligible member to share in such proceeds.

13. Income taxes

The Company recognized a $3.3 million and $7.4 million provision for income tax which reflects an effective tax rate of 40.4% and 37.6% on pre-tax income for the three months ended March 31, 2013 and 2012, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations was 37% for the first three months of 2013 and 2012. The principal factors affecting the Company’s effective tax rate was the Company’s mix of earnings among various tax jurisdictions, state taxes and current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was enacted. The Act provides tax relief for businesses by reinstating certain tax benefits and credits retroactively to January 1, 2012. There are several provisions of the Act that impact the Company, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act was recognized in the Company’s provision for income taxes in the first quarter of 2013.

As of March 31, 2013 and December 31, 2012, the Company’s gross unrecognized tax benefit was $0.7 million and $1.0 million, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In March 2013 the Company settled a $0.9 million liability that had been previously accrued as of December 31, 2012. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of March 31, 2013, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

14. Business segment information

The Company’s segment information (as provided below) has been prepared based on the Company’s two global business units (“GBU”) reporting segments, Spine and Orthopedics. The accounting policies of the segments are the same as those described in the business segment information found in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012.

The table below presents external net sales by GBU reporting segment. Net sales include product sales and marketing service fees. Marketing service fees, which are recorded on a net basis, are comprised of sales of Trinity Evolution ® in spine and orthopedic applications.

	External Net Sales by GBU
	Three Months Ended March 31,
(US$ in thousands)	2013	2012	Reported Decline	Constant Currency Decline
Spine
Spine Repair Implants and Regenerative Biologics	$34,297	$35,757	(4)%	(4)%
Spine Regenerative Stimulation	32,029	39,271	(18)%	(18)%

Total Spine	66,326	75,028	(12)%	(12)%

Orthopedics	33,928	41,014	(17)%	(16)%

Total Net Sales	$100,254	$116,042	(14)%	(13)%

The table below presents operating income (loss) by GBU reporting segment:

Operating Income (Loss) by GBU	Three Months Ended March 31,
(US$ in thousands)	2013	2012
Spine	$11,845	$21,566

Orthopedics	958	4,979
Corporate (1)	(8,779)	(4,114)

Total	$4,024	$22,431

(1)	For the three months ended March 31, 2013, the operating loss for Corporate included $3.6 million of management succession charges.

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

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

The portion of indemnification related to post closing claims related to post-closing sales of cold therapy has created a guarantee under Accounting Standards Codification ASC 460 — Guarantees and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the Closing Date of the transaction. The Company will amortize the fair value of the noncontingent liability ratably over the period of indemnification which is three years. The Company’s obligations under this guarantee were approximately $1.4 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively.

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

The Sports Medicine GBU contributed $27.1 million of net sales in the three months ended March 31, 2012. The Sports Medicine GBU had $0.4 million of operating loss in the three months ended March 31, 2012. The financial information above includes the financial results of Breg operations up to the date of sale.

Included in discontinued operations for the three months ended March 31, 2013 is $4 million of expense related to the Company’s indemnification of certain specified matters described above.

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

Notes to the Unaudited Condensed Consolidated Financial Statements (continued)

16. Contingencies

The Company is a party to certain outstanding legal proceedings, investigations and claims. These matters are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Material recent developments regarding such matters are described below.

The Company believes that it is unlikely that the outcome of any or all of these matters will have a material adverse effect on the Company and its subsidiaries as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on the Company’s net earnings (if any) in any particular quarter. However, the Company cannot predict with any certainty the final outcome of any legal proceedings, investigations or claims made against it or its subsidiaries described in the paragraphs below, and there can be no assurance that the ultimate resolution of any such matter will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

17. Subsequent Event

On May 8, 2013, the Company announced that its Board of Directors has authorized a share repurchase program in an amount up to $50 million. Repurchases are expected to consist primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, though the Company may also make repurchases through block trades or privately negotiated transactions. The Company expects that repurchases will begin on or about May 10, 2013. Repurchases are expected to be made from cash on hand, cash generated from operations, and additional borrowings. The timing of the transactions and the aggregate number of shares of common stock that will be repurchased under the repurchase program will depend on a variety of factors, including market conditions and the prices at which the securities are repurchased. The Company may discontinue repurchases without prior notice at any time if it determines additional repurchases are not warranted.

Litigation Matter Updates:

Matters Related to the Company’s Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, the Company sold Breg, Inc. (“Breg”) to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including (i) the government investigation and product liability matters regarding the previously owned infusion pump product line described below, and (ii) pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. The Company has established an accrual of $4.2 million for its indemnification obligations in connection with the July 2012 verdict described in the paragraph below, however, actual liability in this case could be higher or lower than the amount accrued. The Company has not established any accrual in connection with its other indemnification obligations under the Breg SPA, and currently cannot reasonably estimate the possible loss, or range of loss, in connection with such obligations (including with respect to the matters described in the paragraphs below).

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

On or about August 2, 2010, Breg received a HIPAA subpoena issued by the Department of Justice (“DOJ”). The subpoena seeks documents from the Company and its subsidiaries for the period of January 1, 2000 through the date of the subpoena. The Company believes that document production in response to the subpoena is completed as of July 2012. DOJ has informed the Company that it is investigating possible criminal and civil violations of federal law related to Breg’s sale, marketing and labeling of local infusion pumps for pain management, prior to Breg’s divestiture of this product line in 2008. The Company is currently cooperating with the U.S. Government in connection with this matter.

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

At the time of its divestiture by the Company, Breg was engaged and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging that the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units. The majority of these cases are at an early stage and no conclusion can be drawn at the present time regarding their potential outcome. However, the Company believes that meritorious defenses exist to these claims. In July 2012, a jury in one case related to a motorized cold therapy unit previously sold by Breg returned a verdict providing for approximately $2.1 million in compensatory damages to the plaintiff against Breg and $7 million in exemplary damages. The case remains subject to appeal. The Company believes that the damages are without merit; however, the ultimate outcome is uncertain. The Company previously established an accrual of $4.2 million for both compensatory damages and exemplary damages for its indemnification obligations in connection with this July 2012 verdict; however, actual liability in this case could be higher or lower than the amount accrued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the results of our operations which are based upon the consolidated financial statements included herein, which have been prepared in accordance with US GAAP, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We have administrative and training facilities in the United States (“U.S.”), Brazil and Italy and manufacturing facilities in the U.S., the United Kingdom, and Italy. The Spine global business unit (“GBU”) directly distributes products in the U.S. The orthopedics GBU directly distributes products in the U.S., the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Brazil and Puerto Rico. In several of these and other markets we also distribute our products through independent distributors.

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

GBU Revenues

The following table displays net sales by GBU for the three months ended March 31, 2013 and 2012.

The table below presents external net sales by GBU reporting segment:

	External Net Sales by GBU
	Three Months Ended March 31,
(US$ in thousands)	2013	2012	Reported Decline	Constant Currency Decline
Spine
Spine Repair Implants and Regenerative Biologics	$34,297	$35,757	(4)%	(4)%
Spine Regenerative Stimulation	32,029	39,271	(18)%	(18)%

Total Spine	66,326	75,028	(12)%	(12)%
Orthopedics	33,928	41,014	(17)%	(16)%

Total Net sales	$100,254	$116,042	(14)%	(13)%

Note: Spine Repair Implants and Regenerative Biologics includes $9.4 million and $8.7 million of marketing service fees in the three months ended March 31, 2013 and 2012, respectively. Orthopedics includes $2.5 million of marketing service fees in the three months ended March 31, 2013 and 2012.

The following table presents certain items in our condensed consolidated statements of operations as a percent of total net sales for the periods indicated:

	Three Months Ended March 31,
	2013 (%)	2012 (%)
Product sales	88	90
Marketing service fees	12	10
Net sales	100	100
Cost of sales	23	19
Gross profit	77	81
Operating expenses:
Sales and marketing	49	43
General and administrative	19	13
Research and development	5	6
Amortization of intangible assets	1	0
Operating income	4	19
Net income	2	10

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales decreased $15.7 million to $100.3 million in the first quarter of 2013 compared to $116 million for the same period last year. The impact of foreign currency decreased sales by $0.7 million during the first quarter of 2013 when compared to the first quarter of 2012. Net sales include product sales and marketing service fees which is comprised of sales of Trinity Evolution ® in spine and orthopedic applications.

Sales

Net sales in our Spine global business unit decreased to $66.3 million in the first quarter of 2013 compared to $75.0 million for the same period last year, a decrease of $8.7 million. The decrease in Spine’s net sales was made up of an 18% (or $7.2 million) decrease in sales of Regenerative Stimulation products used in spine applications and a 4% (or $1.5 million) decrease in sales of Repair Implants and Regenerative Biologics products when compared to the same period in the prior year. The decrease in sales of Regenerative Stimulation products used in spine applications was primarily a result of residual effects of distribution disruptions and higher than ordinary mix of wholesale revenue in the first quarter of 2012. The decrease in sales of Repair Implants and Regenerative Biologics products was primarily due to weakness in international markets as well as pricing pressures in the U.S. This decline was partially offset by the growth from the ongoing rollout of the FORZA Spinal Spacer System and the increased adoption of Trinity Evolution ® in spine fusion applications which led to a 7% increase in sales of Trinity Evolution ® in the first quarter of 2013.

Net sales in our Orthopedics global business unit decreased 17% (or 16% on a constant currency basis) to $33.9 million in the first quarter of 2013 compared to $41 million for the same period last year. This decrease was primarily due to continuing challenges in Brazil in Orthopedics Repair, which has been impacted by increased competition and product delays due to the strike at the country’s regulatory agency; a 24% decrease of Physio-Stim® Regenerative Stimulation sales mainly in the US and in France (where we stopped receiving reimbursement on this product); and poor macroeconomic conditions in Europe.

Gross Profit — Our gross profit decreased $16.5 million to $77.6 million in the first quarter of 2013, compared to $94.1 million for the same period last year. Gross profit as a percent of net sales in the first quarter of 2013 was 77% compared to 81% for the same period last year. The decrease in the gross profit margin is primarily a result of an unfavorable product and geographical sales mix relating to the decrease in our stimulation sales both in Spine and Orthopedics, impacts from pricing challenges in our Spine Implants business and an increase in depreciation expense related to new product launches in our Spine Implants business that took place in the third and fourth quarters of 2012.

Sales and Marketing Expense — Sales and marketing expense, which includes commissions certain royalties and the bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense decreased $0.7 million, to $48.8 million in the first quarter of 2013 compared to $49.5 million in the first quarter of 2012. As a percent of net sales, sales and marketing expense was 49% and 43% in the first quarter of 2013 and 2012, respectively. The increase as a percent of sales was driven primarily by the impact of lower sales on non-variable sales and marketing expense, which included the non-variable component of the bad debt provision and commission costs associated with our sales force mix. From time to time the bad debt provision is impacted by a change in reserves based on management’s assessment of recent economic conditions on certain customer accounts receivable balances.

General and Administrative Expense — General and administrative expense increased $4.2 million, or 29%, in the first quarter of 2013 to $18.8 million compared to $14.6 million in the first quarter of 2012. The first quarter of 2013 included $3.6 million of senior management succession charges. Excluding these succession charges, general and administrative expense as a percent of net sales was 15% in the first quarter of 2013 compared to 13% for the same period last year. This increase as a percent of sales was driven primarily by the impact of lower sales on non-variable general and administrative expense and to a lesser extent the impact of the medical device excise tax (effective January 1, 2013) which we record in general and administrative expense.

Research and Development Expense — Research and development expense decreased $1.7 million in the first quarter of 2013 to $5.4 million compared to $7.1 million for the same period last year. As a percent of sales, research and development expense was 5% in the first quarter of 2013 compared to 6% for the same period last year. The decrease in research and development expenses in the first quarter of 2013 compared to the same period in the prior year was due to our strategic investment with Musculoskeletal Transplant Foundation (“MTF”) of $1 million in the 2012 period on the development and commercialization of the next generation cell-based bone growth technology and timing of spending related to our ongoing research, development and clinical activities.

Amortization of Intangible Assets — Amortization of intangible assets was $0.5 million in the first quarter of 2013 and 2012.

Interest Expense, net — Interest expense, net was $0.6 million for the first quarter of 2013 compared to $2.2 million for the same period last year, primarily as the result of a lower year over year outstanding debt balance and to a lesser extent lower interest rates.

Other Income (Expense) — Other income (expense) was $4.8 million and $(0.6) million for the first quarters of 2013 and 2012, respectively. The fluctuation is mainly attributable to our receipt of $4.4 million cash related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. Other income (expense) also includes the effect of foreign exchange. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Expense —Our worldwide effective tax rate was 40.4% and 37.6% during the first quarters of 2013 and 2012, respectively. When adjusted for various discrete items, the effective tax rate for the first quarter of 2013 and 2012 was 37%. These rates are affected by the mix of earnings among various tax jurisdictions and losses incurred in a number of foreign jurisdictions, for which we do not currently recognize a tax benefit. We do not believe that it is more likely than not that we will generate sufficient future income in these jurisdictions to allow for the utilization of these losses before their expiration.

Net Income — Net income for the first quarter of 2013 was $2.1 million, or $0.11 per basic and $0.11 per diluted share, compared to net income of $12 million, or $0.64 per basic and $0.63 per diluted share for the same period last year.

Liquidity and Capital Resources

Cash and cash equivalents including Restricted Cash at March 31, 2013 were $63.1 million, of which $29.4 million was subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $52.4 million at December 31, 2012, of which $21.3 million was subject to certain restrictions under the senior secured credit agreement discussed below.

Net cash provided by operating activities was $15.5 million and $49.1 million for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, provision for inventory obsolescence, share-based compensation and deferred income taxes) and changes in working capital. Net income decreased $9.9 million to net income of $2.1 million for the three months ended March 31, 2013 from a net income of $12 million for the comparable period in the prior year. Non-cash items for the three months ended March 31, 2013 decreased $1.7 million to $10.6 million compared to non-cash items of $12.3 million in the same period of 2012. Working capital accounts provided $2.7 million and $24.8 million of cash for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2012, working capital accounts were impacted by $41.5 million in cash we received from the Blackstone escrow fund which was recorded in Restricted Cash in accordance with the credit facility. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory reflect day’s sales in receivables of 119 days at March 31, 2013 and 112 days at March 31, 2012, and inventory turns of 0.9 times as of March 31, 2013 and 1.1 times as of March 31, 2012.

Net cash used by investing activities was $6.5 million for the three months ended March 31, 2013 and 2012 for capital expenditures.

Net cash used in financing activities was $5.9 million for the three months ended March 31, 2013 compared to $29.1 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we made no repayments on our revolving debt as compared to $3.8 million during the three months ended March 31, 2012. Our restricted cash balance usage of $32.3 million in the three months ended March 31, 2012 primarily related to the cash received from the Blackstone escrow fund which was recorded in Restricted Cash in accordance with the credit facility. Our restricted cash balance usage was $8.1 million in the three months ended March 31, 2013. During the three months ended March 31, 2013 and 2012, we received proceeds of $2.1 million and $6.6 million, respectively, from the issuance of 113,965 shares and 262,713 shares, respectively, of our common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

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

In May 2012, we used a portion of the proceeds from the sale of Breg, Inc. to repay the $87.5 million remaining balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. Additionally, we paid $20 million in June 2012 and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility.

As of March 31, 2013, the Term Loan Facility had been repaid in full and there was $20 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of March 31, 2013 and December 31, 2012, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. The effective interest rate on the Credit Facilities at March 31, 2013 and December 31, 2012 was 2.7%.

Outstanding balances on the Revolving Credit Facility are due on August 30, 2015.

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

The Credit Agreement as amended requires us and Orthofix Holdings to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. We believe we were in compliance with the affirmative and negative covenants at March 31, 2013 and there were no events of default.

Certain of our subsidiaries have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Credit Facilities. The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company. Our domestic subsidiaries, as parties to the Credit Agreement, have access to these net assets for operational purposes. The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2013 and December 31, 2012 was $256 million and $247.4 million, respectively. In addition, the Credit Agreement restricts us and our subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings and its subsidiaries. The amount of restricted cash as of March 31, 2013 and December 31, 2012 was $29.4 million and $21.3 million, respectively.

At March 31, 2013, we had no outstanding bank borrowings and unused available line of credit of approximately €5.8 million ($7.4 million) under the line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

On May 8, 2013, we announced that our Board of Directors has authorized a share repurchase program in an amount up to $50 million. Repurchases are expected to consist primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, though we may also make repurchases through block trades or privately negotiated transactions. We expect that repurchases will begin on or about May 10, 2013. Repurchases are expected to be made from cash on hand, cash generated from operations, and additional borrowings. The timing of the transactions and the aggregate number of shares of common stock that will be repurchased under the repurchase program will depend on a variety of factors, including market conditions and the prices at which the securities are repurchased. We may discontinue repurchases without prior notice at any time if we determine additional repurchases are not warranted.

We believe that current cash balances together with projected cash flows from operating activities, the availability of the $180 million revolving credit facility, the available Italian line of credit and our debt capacity are sufficient to cover anticipated working capital and capital expenditure needs including research and development costs over the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations and the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of March 31, 2013, we had a currency swap in place to minimize foreign currency exchange risk related to a €28.7 million ($36.8 million translated at the March 31, 2013 foreign exchange rate) intercompany note. As of March 31, 2013 the fair value of the currency swap was approximately $1.6 million and is recorded in other long-term assets.

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

As of March 31, 2013, $20 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 2.50%. The margin is adjusted based upon the measurement of the consolidated leverage ratio of our Company and our subsidiaries with respect to the immediately preceding four fiscal quarters. As of March 31, 2013, our effective interest rate on our Credit Facilities was 2.7%. Based on the balance outstanding under the Credit Facilities as of March 31, 2013, an immediate change of one percentage point in the applicable interest rate on the Revolving Credit Facility would cause a change in interest expense of approximately $0.2 million annually.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We are subject to cost of goods currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of March 31, 2013, we had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($29.7 million). We recorded a foreign currency loss during the three months ended March 31, 2013 of $0.3 million related to this un-hedged long-term intercompany note in accumulated other comprehensive income during 2013, which resulted from the strengthening of the U.S. dollar against the Euro during the period. For the three months ended March 31, 2013, we recorded a foreign currency gain of $0.6 million on the statement of operations resulting from gains and losses in foreign currency transactions.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a — 15(e) or 15d — 15 (e)) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 Contingencies to our unaudited condensed consolidated financial statements contained in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1 A . Risk Factors

There have been no material changes to our risk factors from the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012.

Item 6. Exhibits

10.1	Employment Agreement, entered into as of January 7, 2013, by and between Orthofix Inc. and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed January 11, 2013 and incorporated herein by reference).

10.2	Letter Agreement, dated March 12, 2013, between Orthofix Inc., Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.3	Employment Agreement, effective as of March 13, 2013, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.4	Inducement Grant Non-Qualified Stock Option Agreement, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.5	Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101*	The following materials from the Orthofix International N.V. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

*	Filed herewith.
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Commission without redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Date: May 9, 2013	By:	/s/ Bradley R. Mason
Name: Bradley R. Mason
Title: President and Chief Executive Officer

Date: May 9, 2013	By:	/s/ Emily V. Buxton
Name: Emily V. Buxton
Title: Chief Financial Officer