Form 10-K/A
period 2012-12-31
ORTHOFIX INTERNATIONAL N V
filed 2014-03-24
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 14, 2014, 18,187,194 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections called for in Part III of this Form 10-K/A have been incorporated by reference from the registrant’s Definitive Proxy Statement in connection with the 2013 Annual General Meeting of Shareholders held on June 20, 2013, which Definitive Proxy Statement was filed with the Securities and Exchange Commission (the “Commission”) on April 30, 2013.

Orthofix International N.V.

Form 10-K/A for the Year Ended December 31, 2012

Explanatory Note

Orthofix International N.V. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed on March 1, 2013 (the “Original Form 10-K”) to reflect the restatement of its consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and related disclosures described below. The restatement of the Original Form 10-K reflected in this Amendment corrects errors principally related to our accounting for revenue recognition for sales to distributors, our accounting for inventory reserves, and our accounting for royalties. Concurrently with the filing of this Amendment, we are also filing an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (the “2013 First Quarter 10-Q Amendment”) to reflect the restatement of our consolidated financial statements as of and for the fiscal quarter ended March 31, 2013, which reflects the correction of the same types of errors with respect to such period. This Amendment also includes restated unaudited quarterly financial information for each of the years ended December 31, 2012 and 2011 and amends certain other information in the Original Form 10-K as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements.

Background of Restatement

In July 2013, members of the Company’s senior management brought certain information to the attention of the chair of the Audit Committee (“Audit Committee”) of the Company’s Board of Directors (the “Board”) that raised questions regarding whether the Company had properly recognized revenue under U.S. generally accepted accounting principles (“GAAP”) in connection with revenue from distributor sales that had been recorded in 2012 and 2011, including a significant return processed in the second quarter of 2013 relating to revenue recognized in 2012. On the recommendation of management and after discussion with the Company’s independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), the Audit Committee concluded, with the concurrence of the Board, that it would commence an independent review into these matters with the assistance of outside professionals engaged by the Audit Committee (the “Independent Review”).

On August 5, 2013, the Audit Committee concluded, after consultation with management and Ernst & Young, that certain revenues recognized during 2012 and 2011 should not have been recognized or should not have been recognized during the periods in which they were recognized. As a result of the foregoing, on August 5, 2013, the Audit Committee concluded, after consultation with management and Ernst & Young, that the Company’s previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2012 and December 31, 2011 (as well as the interim quarterly periods within such years), as well as for the interim quarterly period ended March 31, 2013, should no longer be relied upon (the “Non-Reliance Period”). On August 6, 2013, the Board ratified the foregoing conclusion by the Audit Committee.

The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by the Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in the Company’s previously issued financial statements with respect to the Non-Reliance Period, as well as in the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2010. There were also similar types of errors identified as affecting the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, for which the Company is including restated consolidated financial information for the fiscal years ended December 31, 2009 and 2008 in the “Selected Financial Data” table of this Form 10-K/A. Adjustments prior to January 1, 2010 have been recognized as a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders’ equity included in the consolidated financial statements included in Item 8 of this Form 10-K/A.

In reaching these conclusions, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale (such as extended payment terms and return and exchange rights for sales to distributors with respect to certain transactions), including some with which certain senior-level personnel were involved, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-K/A, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, as well as the restatement of certain financial information for the fiscal years ended December 31, 2009, 2008 and 2007, as described above. For the convenience of the reader, this Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated (including in relation to legal proceedings). Specifically, the following items included in the Original Form 10-K are amended by this Amendment:

•	Part I, Item 1, Business

•	Part I, Item 1A, Risk Factors

•	Part I, Item 3, Legal Proceedings

•	Part II, Item 6, Selected Financial Data

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part II, Item 9A, Controls and Procedures

•	Part IV, Item 15, Exhibits and Financial Statement Schedules

The correction of the errors described above is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Amendment.

Other than this Amendment and the 2013 First Quarter 10-Q Amendment, we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements, related financial information, and internal controls disclosures and assessments contained in other reports for those periods should no longer be relied upon. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Amendment and the 2013 First Quarter 10-Q Amendment, as applicable.

The Chief Executive Officer and the Chief Financial Officer of the Company have also reissued as part of this Amendment the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The reissued certifications are included in this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

As noted above, for ease of reference, this Amendment sets forth the Original Form 10-K in its entirety, as updated to reflect the effects of the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated (including in relation to legal proceedings). However, this Amendment does not reflect events that have occurred after March 1, 2013, the filing date of the Original Form 10-K, or modify or update the disclosures presented in the Original Form 10-K, except to reflect the effects of such matters. Accordingly, this Amendment should be read in conjunction with (i) the Company’s Current Reports on Form 8-K filed with the Commission since January 1, 2013, (ii) the 2013 First Quarter 10-Q Amendment and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, each of which are being filed contemporaneously with this Amendment, and (iii) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, which we expect to file on the date immediately following the date hereof. We also currently expect to file our Annual Report on Form 10-K for the year ended December 31, 2013 by March 31, 2014.

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of December 31, 2012 related to revenue recognition practices for sales to the Company’s distributors, inventory reserves and foreign subsidiary oversight. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, except with respect to statements revised or provided herein to reflect the Audit Committee review, our re-evaluation of internal control effectiveness, the restatement of our consolidated financial statements and other related matters, any forward-looking statement speaks only as of March 1, 2013, the date on which the Original Form 10-K was filed, unless they are specifically otherwise stated to be made as of a different date, and we have not updated these forward-looking statements to reflect other events occurring since March 1, 2013. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading Risk Factors, to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the Audit Committee review and financial restatement described herein and related legal proceedings (including potential action by the Division of Enforcement of the SEC and pending securities class action litigation), the Company’s review of allegations of improper payments involving the Company’s Brazil-based subsidiary (which review is described in the Legal Proceedings section of this Form 10-K/A), the Company’s non-compliance with certain Nasdaq Stock Market LLC (“Nasdaq”) listing rules, and related pending hearings proceedings in connection therewith, the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit) (as further described in the Legal Proceedings section of this report and other reports that we have filed since March 1, 2013 and will file in the future), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Item 1A under the heading Risk Factors in this report, as well as in other reports that we have filed since March 1, 2013 and will file in the future.

PART I

Item 1.	Business

In this Form 10-K/A, the terms “we”, “us”, “our”, “Orthofix” and “the Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

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

We have administrative and training facilities in the United States (“U.S.”), Brazil, the United Kingdom, France, Germany, Puerto Rico and Italy and manufacturing facilities in the U.S. and Italy. We directly distribute our products in the U.S., the United Kingdom, Italy, Germany, France, Belgium, Brazil and Puerto Rico. In several other markets we distribute our products through independent distributors.

Orthofix International N.V. is a limited liability company operating under the laws of Curaçao. The Company was formed on October 19, 1987 under the laws of the Netherlands Antilles, with the principal executive office in the Netherlands Antilles on the island of Curaçao. Curaçao became a separate and autonomous country on October 10, 2010. Our executive offices in Curaçao are located at 7 Abraham de Veerstraat, Curaçao. Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Annual Proxy Statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Form 10-K/A. Our Internet website is located at http://www.orthofix.com. Our SEC filings are also available on the SEC Internet website at http://www.sec.gov.

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

Business Segments by GBU:

The table below presents external net sales for continuing operations by GBU reporting segment:

	External Net Sales by GBU Year ended December 31,
(U.S. Dollars, in thousands)	2012		2011		2010
	(Restated)		(Restated)		(Restated)
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Spine
Spine Repair Implants and Regenerative Biologics	$142,829	32%	$124,415	28%	$132,938	29%
Spine Regenerative Stimulation	159,289	36%	160,946	37%	172,574	37%

Total Spine	302,118	68%	285,361	65%	305,512	66%
Orthopedics	145,463	32%	156,610	35%	157,059	34%

Total Net Sales	$447,581	100%	$441,971	100%	$462,571	100%

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

Products

Our revenues are generally derived from the sales of products and marketing service fees in two GBU’s, Spine (which is comprised of our Spine Repair Implants and Regenerative Biologics and our Spine Regenerative Stimulation) and Orthopedics, which accounted for 68% and 32%, respectively, of our total net sales in 2012. Marketing service fee sales are comprised of sales of Trinity Evolution ® in Spine and Orthopedic applications.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application
Spinal Regenerative Solutions
Cervical-Stim ®	Pulsed electromagnetic field (“PEMF”) non-invasive cervical spine regenerative stimulator used to enhance bone growth

Spinal-Stim ®	PEMF non-invasive lumbar spine regenerative stimulator used to enhance bone growth

Alloquent ® Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Trinity Evolution ®	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion procedure

Collage ™ Synthetic Osteoconductive Scaffold	A bone void filler

Spinal Repair Solutions
3 Degree ™ /Reliant ® Anterior Cervical Plating Systems	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark ® Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent ® LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

NewBridge ® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

Construx ® Mini PEEK Spacer System	Smaller, unibody versions of the Construx PEEK VBR System, implanted as a cervical interbody or partial vertebrectomy solution

Construx ® PEEK VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

NGage ® Surgical Mesh System	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

PILLAR ® PL & TL PEEK VBR System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Trans-laminar Lumbar Interbody Fusion (“TLIF”) procedures

FORZA™ Spacer System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Trans-laminar Lumbar Interbody Fusion (“TLIF”) procedures

PILLAR ® AL PEEK Partial VBR System	An intervertebral body fusion device for Anterior Lumbar Interbody Fusion (“ALIF”) procedures

PILLAR ® SA PEEK Spacer System	An intervertebral body fusion device that incorporates screw fixation to optimize implant stability

Firebird ® Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

Firebird ® Deformity Correction System	An extension to the Firebird Spinal Fixation System which provides additional instrument and implant options for complex thoraco-lumbar spine procedures

Product	Primary Application

Phoenix ® Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird Spinal Fixation System designed to be implanted during a posterior thoraco-lumbar spine fusion procedure

SFS ™ Spinal Fixation System	A system of screws, hooks, rods, spacers, staples, washers, dominos, lateral offsets, cross-connectors which provides simple, reliable and comprehensive stabilization solution for spinal non-cervical fixation

ICON ™ Spinal Fixation System	Multi axial pedical screws, mono axial pedicle screws, reduction screws, set screws, multi-axial bodies, offset bodies, cross connectors and rods that allow the surgeon to build a spinal implant construct. The ICON ™ Module Spinal Fixation System is intended for posterior, non cervical pedicle fixation

ProView ™ Minimal Access Portal (“MAP”) System	An instrument system for minimally invasive posterior lumbar spinal fusion, including tubular and expandable retractors, a percutaneous screw delivery system and the ONYX ™ System for Disc removal and interbody space preparation

Unity ® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

TDX ™ Posterior Dynamic Stabilization	A posterior dynamic rod allowing natural movements in the treated segments of the lumbar spine (Currently only available for sale outside the U.S.)

In-Swing ™ Interspinous Process Spacer	An implant placed between the spinous processes of the lumbar spine, designed to widen the canal and decompress the symptomatic level (Currently only available for sale outside the U.S.)
Orthopedic Repair Solutions
Fixation	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus ®, XCaliber ™ and Gotfried PC.C.P ®

8-Plate Guided Growth System ®	Treatment for bowed legs or knock knees of children

LRS ADVANCED LIMB RECONSTRUCTION SYSTEM ® (“LRS”)	External fixation for lengthenings and corrections of deformity

True-Lok ™	Ring fixation system for limb lengthening and deformity correction

TL-HEX TRUELOK HEXAPOD SYSTEM ® or TL-HEX™	Hexapod external fixation system for trauma and deformity correction with associated software

Galaxy Fixation ™ System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps

PREFIX ™ and PREFIX 2™	External fixation range for temporary fixation of fractures in trauma

VeroNail ® Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail ® Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Cemex ®	Bone cement

OSCAR™	Ultrasonic bone cement removal

Centronail ® Ankle Compression Nailing System (ACN)	A differentiated solution for hindfoot fusions

Contours Lapidus Plating System™ (LPS)	A plate design contoured specifically for a tarsometatarsal (TMT) fusion

ContoursProximal Humerus Plate ® (PHP)	An innovative plating solution for fraction fixation of the proximal humerus

ContoursVolar Plating System™ (VPS) III	The 3rd generation of plates to treat distal radius fractures

Collage™ Synthetic Osteoconductive Scaffold	A bone void filler

Orthopedic Regenerative Solutions
Physio-Stim ®	PEMF long bone non-invasive regenerative stimulator used to enhance bone growth in non union factures

Product	Primary Application

Trinity Evolution ®	An allograft with viable cells used during surgery that is designed to enhance the success of a bone fusion procedure

Collage ™ Synthetic Osteoconductive Scaffold	A bone void filler

Versashield ®	A thin hydrophilic amniotic membrane designed to serve as a wound covering for a variety of surgical demands.

We have proprietary rights in all of the above products with the exception of TrueLok™, TL-Hex TrueLok Hexapod System ®, Cemex ®, 8-Plate Guided Growth System ® and Contour VPS ®. We have the exclusive licensees and distribution rights for the True-Lok™, TL-Hex TrueLok Hexapod System ®, Cemex ® in Italy and for the 8-Plate Guided Growth System ® and Contour VPS ® worldwide.

We have numerous products protected by common law and registered trademarks including but not limited to the following: Orthofix ®, Blackstone ®, Spinal-Stim ®, Cervical-Stim ®, Origen ™ DBM, 3 Degree™Reliant ® Hallmark ®, Firebird ®, Ascent ®, Construx ®, Unity ®, NGage ®, Newbridge ®, Trinity Evolution ®, PILLAR ® skyAlloquent ™, ProView ™, ProCallus ™, XCaliber ®VeroNail ®, Centronail ®, PREFIX ™, Gotfried PC.C.P ®, Physio-Stim ®, True-Lok ™, Galaxy Fixation™System and TL-HEX™.

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

Spinal Repair Solutions

The human spine is made up of 33 interlocking vertebrae that protect the spinal cord and provide structural support for the body. The top seven vertebrae make up the cervical spine, which bears the weight of the skull and provides the highest range of motion. The next 17 mobile vertebrae encompass the thoracic and lumbar, or thoracolumbar, sections of the spine. The thoracic spine (12 vertebrae) helps to protect the organs of the chest cavity by attaching to the rib cage, and is the least mobile segment of the spine. The lumbar spine (five vertebrae) carries the greatest portion of the body’s weight, allowing a degree of flexion, extension and rotation thus handling the majority of the bending movement. Additionally, five fused vertebrae make up the sacrum (part of the pelvis) and four vertebrae make up the final part of the spine, the coccyx.

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

The majority of implants offered by our products are made of titanium metal. This includes the 3 Degree ™, Reliant ™ and Hallmark ® cervical plates. Additionally, the Spinal Fixation System (“SFS”), the Firebird ®Spinal Fixation Systems, the Phoenix ®Minimally Invasive Spinal Fixation System, the Ascent ® and Ascent ® LE POCT Systems are sets of rods, crossbars and screws which are implanted during posterior fusion procedures. The Firebird ®Modular and pre-assembled Spinal Fixation System are designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with our product ProView ™ MAP System. We also offer specialty plates that are used in less common procedures, and as such, are not manufactured by many device makers. These specialty plates include the Newbridge ® Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, as well as the Unity ® plate which is used in anterior lumbar fusion procedures.

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

In addition to our Spinal Repair Solutions we offer two spinal regenerative stimulation devices, Spinal-Stim ® and Cervical-Stim ®, through our subsidiary, Orthofix Inc. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. Research data shows that our PEMF signal induces mineralization and results in a process that stimulates new bone regeneration at the spinal fusion site. We have sponsored independent research at the Cleveland Clinic, New York University and University of Medicine and Dentistry of New Jersey, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and efficacy of healing. From this effort, a total of six studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in bone regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic allowing for characterization and visualization of the Orthofix PEMF waveform is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data along with additional clinical data could represent new indication opportunities for our regenerative stimulation solutions.

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

External Fixation

External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body. These fixation devices use screws that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally. The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, are locked in place for stabilization. We believe that external fixation allows micromovement at the fracture site, which is beneficial to the formation of new bone. External fixation may also be used as temporary devices in complex trauma cases to stabilize the fracture prior to treating it definitively. We believe that external fixation is among the most minimally invasive surgical options for fracture management. Also, we believe external fixation is the ideal treatment option for highly complex fractures, patients who have fractures close to the joints, or patients with known risk factors or co-morbidities.

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

The Limb Reconstruction System (“LRS”) uses callus distraction to lengthen bone in a variety of procedures. It can be used in monofocal lengthening and corrections of deformity. Its multifocal procedures include bone transport, simultaneous compression and distraction at different sites, bifocal lengthening and correction of deformities with shortening. In 2009, improvements on size, flexibility and ease of use were implemented for the release of the LRS ADVanced.

Our newest external fixation product Galaxy Fixation® which was released in 2012, incorporates a streamlined combination of clamps with both pin-to-bar and bar-to-bar coupling capabilities that provide a complete range of applications and reduces inventory. It also includes specific units for the elbow and shoulder. While the rigidity and stability allows for use in definitive fixation, the design also addresses the need for rapid stabilization needed for temporary fixation in large trauma centers.

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

Building on the TrueLok™ brand, in the international markets, TL-HEX™ TrueLok Hexapod System, was released in 2012. TL-HEX™ is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok frame. In essence, the system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings’ position is adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All components of the TL-HEX™ are compatible with the TrueLok™ Ring Fixation System; therefore external supports from both systems can be connected to each other when building fixation blocks. All the basic components from the TrueLok™ Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates as well as other assembly components and instrumentation) can be utilized with the TL-HEX™. For successful application of the TL-HEX™, an associated software is available (www.tlhex.com).

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

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone, which requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arms and legs, i.e., humerus, femur and tibia. Alternatively, a plate is attached by screws to an area such as a broken wrist or hip. Examples of our internal fixation devices include:

•	The Centronail ® nailing system is designed to stabilize fractures in the femur, tibia, supracondylar and recently the humerus. We believe that it has all the attributes of the Orthofix Nailing System, but has additional advantages, including that it is made of titanium, offers improved mechanical distal targeting and instrumentation and has a design that requires significantly reduced inventory.

•	The Centronail® Ankle Compression Nail from Orthofix is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails. This product was released in the US market in 2012.

•	The VeroNail ® marks Orthofix’s entry into the intramedullary hip nailing market. Designed for use in hip fractures, it provides a minimally-invasive screw and nail design intended to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

•	The Contours LPS™ (Lapidus Plating System) in the US. This system is intended for the correction of moderate to severe forefoot hallus valgus (HV), accompanying bunions and associated instability. The Lapidus Plating System consists of plates, screws and instrumentation. The anatomical plates are low-profile, titanium, (left and right) designed specifically for 1st metatarsocuneiform joint arthrodesis allowing compression across the joint achieved through a delta-shaped hole and compression screws. Lapidus System screws are titanium, low-profile and self-tapping, and include locking, non-locking, and bone compression screws in a variety of lengths. Instrumentation includes a threaded drill guide, drillbits, depth gauge, screw sleeve, ratcheting AO wrench, and plate bender.

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

In 2012, 2011 and 2010 we spent $28.6 million, $22.9 million and $28.0 million, respectively, on research and development.

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

For information regarding the Company’s current review of allegations of potential improper payments involving the Company’s Brazil-based subsidiary, see Part I, Item 3, Legal Proceedings of this Form 10-K/A.

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

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In June 2011, the FDA preannounced an inspection to close out the March 2009 Warning Letter issued to Blackstone Medical, Inc., and to determine compliance to Orthofix’s Quality System Requirements as well as to our Tissue Distribution program. At the close of the inspection, Orthofix received one Quality System observation on a form 483 however the FDA inspector concluded that all the corrective actions pertinent to the warning letter were adequately completed. When the FDA concludes that an inspection is “closed” under 21 CFR 20.64 (d) (3), it will release a copy of the Establishment Inspection Report (EIR) to the inspected establishment. Orthofix received its EIR for the June 2011 inspection in August 2011 indicating that this inspection was closed. The corrective action associated with the one observation on the 483 was fully corrected by Orthofix and verified by the FDA in January 2012 during a routine inspection of the Lewisville facility. At the conclusion of the January inspection the FDA issued a 483 due to minor deficiencies within our quality systems. The Company replied with a formal response, and after reviewing the evidence the FDA determined our corrective action adequate and the audit was closed. In addition to the domestic FDA inspections, all manufacturing facilities of the Company are subject to annual notified body inspections. No major findings have been received and certification has been granted or maintained. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations or cash flows.

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

In addition, U.S. federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information such as medical records and restrict the use and disclosure of that protected information. At the federal level, the Department of Health and Human Services promulgates health information privacy and security rules under HIPAA. These rules protect health information by regulating its use and disclosure, including for research and other purposes. Failure of a HIPAA “covered entity” to comply with HIPAA regarding such “protected health information” could constitute a violation of federal law, subject to civil and criminal penalties. Covered entities include healthcare providers (including those that sell devices or equipment) that engage in particular electronic transactions, including, as we do, the transmission of claims to health plans. Consequently, health information that we access, collect, analyze, and otherwise use and/or disclose includes protected health information that is subject to HIPAA. As noted above, many state laws also pertain to the confidentiality of health information. Such laws are not necessarily preempted by HIPAA, in particular those state laws that afford greater privacy protection to the individual than HIPAA. These state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

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

In order to give applicable manufacturers and applicable GPOs sufficient time to prepare, data collection began on August 1, 2013. Applicable manufacturers and applicable GPOs will report the data for August through December of 2013 to CMS by March 31, 2014 and CMS will release the data publicly by September 30, 2014.

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

Global Business Units

Our revenues are generally derived from the sales of products in two GBU’s, Spine (which is comprised of our Spine Repair Implants and Regenerative Biologics and our Spine Regenerative Stimulation) and Orthopedics, which accounted for 68% and 32%, respectively, of our total net sales in 2012.

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

Outside the U.S., we employ both direct sales representatives and distributors within our international sales subsidiaries. We also utilize independent distributors, including in Europe, the Far East, the Middle East and Central and South America, in countries where we do not have subsidiaries. In order to provide support to our independent distribution network, we have a group of sales and marketing specialists who regularly visit independent distributors to provide training and product support.

Marketing and Product Education

We seek to market our products principally to medical professionals and group purchasing organizations (“GPOs”), which are organizations that buy on a large scale. We believe there is a developing focus on selling to GPOs and large national accounts that reflects a trend toward large scale procurement efforts in the healthcare industry.

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

Our products are currently manufactured and assembled in the U.S. and Italy. We believe that our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the U.S. For a description of the laws to which we are subject, see Item 1—Business—Corporate Compliance and Government Regulation. We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

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

In addition to the other information contained in this Form 10-K/A and the exhibits hereto, you should carefully consider the risks described below and in other periodic reports that we have filed with the SEC since March 1, 2013 and will file in the future. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. This Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Form 10-K/A.

Risks Related to the Audit Committee’s Review, the Restatement of Certain of Our Financial Statements, the State of the Company’s Internal Control Over Financial Reporting, Our Failure to Timely File Periodic Reports with the SEC and Related Matters

Expenses relating to or arising from the Audit Committee’s review of certain accounting matters, including diversion of management’s time and attention, may adversely affect our business and results of operations.

In July 2013, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the restatement of our consolidated financial statements, as further described herein. As a result of this review and the restatement, the filing of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013 were delayed until March 2014.

As a result of the Audit Committee’s review, we have incurred significant expenses to date related to legal, accounting, and other professional services in connection with the review, the preparation of restated financial statements and related matters, and we may continue to incur significant additional expenses with regard to these matters and our remediation efforts. In addition, our President and Chief Executive Officer and our Chief Financial Officer, as well as senior members of our finance and accounting departments and other Company personnel, have spent substantial amounts of time and effort in connection with this review, the restatement and related matters. The significant amount of time and effort spent by our management team on these matters may divert their attention from the operation of our business. The expenses incurred, and expected to be incurred, on the review, the restatement and related matters, and the diversion of the attention of the management team could have, a material adverse effect on our business, financial condition, results of operations or cash flows.

Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, Controls and Procedures of this Amendment, our management, with the participation of our current President and Chief Executive Officer and our Chief Financial Officer, has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2012 related to revenue recognition practices for sales to the Company’s distributors, inventory reserves and foreign subsidiary oversight. Such material weaknesses resulted in material misstatements in our previously filed annual audited and interim unaudited consolidated financial statements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are actively engaged in developing and implementing a remediation plan designed to address such material weaknesses. However, additional material weaknesses in the Company’s internal control over financial reporting may be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. These misstatements could result in a further restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures.”

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file a Quarterly Report on Form 10-Q within the timeframe required by the SEC for each of the fiscal quarters ended June 30, 2013 and September 30, 2013. Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Until one year after the date we regain and maintain compliance with our SEC reporting obligations, we will be ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. We may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We have not been in compliance with the requirements of the Nasdaq Stock Market for continued listing and, as a result, our common stock may be delisted from trading on Nasdaq, which could have a material effect on us and our shareholders.

We have been delinquent in the filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 30, 2013, as a result of which we have not been in compliance with the rules of the Nasdaq Stock Market and are subject to having our stock delisted from trading on Nasdaq. We have been granted a stay of the delisting of our common stock until such time as a Nasdaq Hearings Panel makes a decision on the merits following a hearing, which hearing has been scheduled for March 27, 2014. We are filing our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 on the date hereof, and expect to file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 on the date following the date hereof. We also expect to file our Annual Report on Form 10-K for the year ended December 31, 2013 (which is otherwise due under SEC rules on March 17, 2014) by March 31, 2014. As a result, we currently believe that we will adequately remedy our current non-compliance with Nasdaq’s listing rules. However, there can be no assurance that the Nasdaq Hearings Panel will concur with our belief that we have remedied our prior non-compliance, in which case our common stock could remain subject to delisting by Nasdaq. If our common stock were delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. Further, the market price of our shares might decline and become more volatile, and our shareholders may find that their ability to trade in our stock would be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

In the event we fail to comply with the terms of a Limited Waiver we have received from our lenders, we could be in default under our senior secured credit facility.

On August 14, 2013, we and certain required lender parties (the “Lenders”) entered into a Limited Waiver (the “Limited Waiver”) pursuant to our credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties. Under the Limited Waiver, the Lenders collectively waived requirements under the Credit Agreement that we deliver quarterly financial statements with respect to the fiscal quarters ending on June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. In addition, the Limited Waiver provided that the restatement of our financial statements for any period ending on or before March 31, 2013 will not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, we deliver corrected financial statements and compliance certificates with respect to such restated periods and immediately pay any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements.

As of the date hereof, we have not delivered the quarterly financial statements described above. We expect to deliver such information to the Lenders promptly following the date hereof. In addition, we expect to deliver our audited financial statements for the year ended December 31, 2013 by March 31, 2014, which is when they are required to be delivered under the Credit Agreement. However, in the event that we do not satisfy these respective obligations under the Limited Waiver and/or the Credit Agreement, an event of default could be declared under the credit agreement, which could have a material adverse effect on our financial position.

We are investigating allegations involving potential improper payments with respect to our subsidiary in Brazil.

In August 2013, the Company’s internal legal department was notified of certain allegations involving potential improper payments with respect to our Brazilian subsidiary, Orthofix do Brasil. The Company engaged outside counsel to assist in the review of these matters, focusing on compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act (the “FCPA”). This review remains ongoing. The FCPA and related provisions of law provide for potential criminal and civil sanctions in connection with anti-bribery violations, including criminal fines, civil penalties, disgorgement of past profits and other kinds of remedies. We currently cannot reasonably estimate a possible loss, or range of loss, in connection with this review. In the event that such loss is substantial, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In 2012, the Company entered into a 3-year deferred prosecution agreement (the “DPA”) with the U.S. Department of Justice (“DOJ”), and a consent to final judgment (the “Consent”) with the U.S. Securities and Exchange Commission (the “SEC”), in connection with the Company’s self-initiated and self-reported review of FCPA-related matters involving the Company’s Mexican subsidiary, Promeca S.A. de C.V. Consistent with certain provisions of the DPA and the Consent, the Company voluntarily self-reported the Brazil-related allegations to the DOJ and the SEC, and the Company and its counsel remain in contact with both agencies regarding the status of the review. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters we (i) cooperate fully with the government in matters related to corrupt payments, false books and records or inadequate internal controls, (ii) continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws, and (iii) provide certain periodic reporting to the government. In the event that the DOJ and the SEC find that the matters related to the Brazilian subsidiary described above could give rise to a review of our obligations under the terms of the DPA and/or Consent, we currently cannot reasonably estimate a possible loss, or range of loss, in connection with that review, including any effects it may have with respect to the DPA and Consent. In the event such a review were to occur, any losses resulting therefrom, if substantial, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the SEC Enforcement Staff Review and Pending Litigation Arising Out of our Restatement

The SEC Enforcement Staff’s review and a pending securities class action complaint have resulted in significant costs and expenses, have diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As further described in Part I, Item 3, “Legal Proceedings” of this Amendment, we initiated contact with the staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC Enforcement Staff”) in July 2013 to advise them of the initiation of the Audit Committee’s review and the then-potential restatement of our annual and interim unaudited condensed consolidated financial statements. Since our initial contact, we have received requests from the SEC Enforcement Staff for documents and other information concerning various accounting, internal controls and business practices, and it is anticipated that we may receive additional such requests in the future. We have further provided notice concerning these matters to the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) pursuant to our Corporate Integrity Agreement (“CIA”) with HHS-OIG, which is described in more detail in Part I, Item 3, Legal Proceedings.

As also further described in Part I, Item 3, “Legal Proceedings” of this Amendment, on August 14, 2013, a securities class action complaint against the Company was filed in the United States District Court for the Southern District of New York arising out of the restatement of our prior financial statements and the matters described above. In addition to the Company, several current and former members of our senior management are named as defendants. At the present time, the allegations that the lead plaintiff ultimately intends to make in this action are unknown.

We have incurred and/or expect to incur significant professional fees and other costs in responding to the SEC Enforcement Staff’s review and in defending against the class action complaint. If we do not prevail in the pending complaint or any other litigation, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. Further, if the SEC Enforcement Staff were to conclude that enforcement action is appropriate, or if HHS-OIG were to conclude that we violated the CIA, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. Any of these events would have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, while we believe we have made appropriate judgments in determining the errors and correct adjustments in preparing our restated consolidated financial statements, the SEC may disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we may have to further restate our historical consolidated financial statements, amend prior filings with the SEC or take other actions not currently contemplated. In addition, our Board of Directors, management and employees may expend a substantial amount of time on the SEC Enforcement Staff’s review and the pending complaint, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

The potential for additional litigation or other proceedings or enforcement actions could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations or cash flows to suffer.

The matters that led to the SEC Enforcement Staff’s review and the class action complaint described above have also exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and current and former members of our senior management may in the future be subject to additional litigation or governmental proceedings relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with any such lawsuits or governmental proceedings and related litigation or settlement amounts. Regardless of the outcome, these lawsuits and any other litigation or governmental proceedings that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Continuing negative publicity may have a material adverse effect on our business, financial condition, results of operations or cash flows.

As a result of the restatement of our financial statements and related matters, the ongoing SEC Enforcement Staff review, the securities class action complaint and recent non-compliance with Nasdaq listing rules, we have been the subject of negative publicity. This negative publicity may adversely affect our stock price and may harm our reputation and our relationships with current and future investors, lenders, customers, suppliers and employees. As a result, our business, financial condition, results of operations or cash flows may be materially adversely affected.

Risks Described in our Original Form 10-K

The following risk factors, which were also described in the Original Form 10-K, should be read in conjunction with the risk factors described above and any risk factors described in subsequent filings.

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

In May 2012, we sold our former sports medicine business unit, Breg, Inc., to an affiliate of Water Street Healthcare Partners II, L.P. pursuant to a stock purchase agreement between us and the buyer. Under the stock purchase agreement, we have agreed to indemnify the buyer with respect to certain specified matters, including (i) an ongoing U.S. government investigation and certain ongoing product liability matters relating to a previously owned infusion pump product line, and (ii) product liability claims relating to pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. These matters are further described under the subheading “Matters Related to Our Former Breg Subsidiary and Possible Indemnification Obligations” in the Legal Proceedings section under Part I, Item 3 of this Form 10-K/A. We currently cannot reasonably estimate the possible loss, or range of loss, in connection with these indemnified matters. In the event that they are substantial, it could have a material adverse effect our business, financial condition, results of operations and cash flows.

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

We may not be able to successfully introduce new products to the market, and market opportunities that we expect to develop for our products may not be as large as we expect.

During 2012, we continued to make improvements in revenues related to several new products we introduced to the market over the past two years, including the Phoenix® Minimally Invasive Spinal Fixation System, the Firebird ®Deformity Correction System, the FORZA™ Spacer System and Trinity Evolution ®, TL-HEX™ TrueLok Hexapod System, Galaxy Fixation ®System, Contours LPS™ (Lapidus Plating System, Centronail® Ankle Compression Nail, among others. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

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

As required by law, CMS has continued efforts to implement a competitive bidding program for selected DMEPOS items paid for by the Medicare program. The initial implementation of the program in 2008 was terminated in that same year. CMS began the Round 1 Rebid process in 2009 and the implementation of the rebid round occurred on January 1, 2011. Our products are not yet included in the competitive bidding process. We cannot predict which products from any of our businesses will ultimately be affected or whether or when the competitive bidding process will be extended to our businesses. While some of our products are designated by FDA as Class III medical devices and thus are not included within the competitive bidding program, some of our products may be encompassed within the program at varying times. There can be no assurance that the implementation of the competitive bidding program will not have an adverse impact on the sales of some of our products. We estimate that our revenue by payor type is:

• Direct (hospital)	45%
• Third-Party Insurance	24%
• U.S. Government—Medicare, Medicaid, TriCare	12%
• Independent Distributors	11%
• International Public Healthcare Systems	7%
• Self-pay and other	1%

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

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition, results of operations or cash flows. The process of obtaining FDA clearance and other regulatory clearances or approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices. In addition, we may be subject to compliance action, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or off-label uses, or if the FDA challenges one or more of our determinations that a product modification did not require new approval or clearance by the FDA.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In June 2011, the FDA preannounced an inspection to close out the March 2009 Warning Letter issued to Blackstone Medical, Inc., and to determine compliance to Orthofix’s Quality System Requirements as well as to our Tissue Distribution program. At the close of the inspection, Orthofix received one Quality System observation on a form 483 however the FDA inspector concluded that all the corrective actions pertinent to the warning letter were adequately completed. When the Agency concludes that an inspection is “closed” under 21 CFR 20.64 (d) (3), it will release a copy of the Establishment Inspection Report (EIR) to the inspected establishment. Orthofix received its

EIR for the June 2011 inspection in August 2011 indicating that this inspection was closed. The corrective action associated with the one observation on the 483 was fully corrected by Orthofix and verified by the FDA in January 2012. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations or cash flows.

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

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. We have substantial activities outside of the U.S. that are subject to the impact of foreign exchange rates. The fluctuations of foreign exchange rates during 2012 have had a unfavorable impact of $9.4 million on net sales from continuing operations outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we enter into currency hedges from time to time. At December 31, 2012, we had outstanding a currency swap to hedge a €28.7 million foreign currency exposure.

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

Since we sell our products in many different countries, our business is subject to risks associated with conducting business internationally. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a manufacturing facility and a number of our suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our subsidiary, Orthofix Holdings, Inc., is party to a senior secured bank credit facility that contains significant financial and operating restrictions, including financial covenants that we may be unable to satisfy in the future.

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

Our senior bank facility provides for a five-year term loan facility of $100 million which was paid in full during 2012, and a five-year revolving credit facility of $200 million of which we had $20 million outstanding and $180 million available to be drawn as of December 31, 2012. Borrowings under the facility bear interest at a floating rate, which will be, at our option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. Our overall effective interest rate as of December 31, 2012 on our senior secured debt was 2.7%. Our interest expense that we incur under our credit facilities could increase if there are increases in either the LIBOR rate or base rate. (See Item 7A, Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K/A.)

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see Critical Accounting Policies and Estimates in Item 7 of this Form 10-K/A). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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

Our principal facilities as of December 31, 2012 were:

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

Matters Related to the Audit Committee’s Review, the Restatement of Certain of our Consolidated Financial Statements, the State of the Company’s Internal Control Over Financial Reporting and Our Failure to Timely File Periodic Reports with the SEC

Audit Committee Review

In July 2013, our Audit Committee began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the decision to restate certain of our previously filed consolidated financial statements. As a result of this review and the restatement of certain of our previously filed consolidated financial statements, the filing of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013 were not timely filed. We are filing our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 on the date hereof, and expect to file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 on the date following the date hereof. We also currently expect to file our Annual Report on Form 10-K for the year ended December 31, 2013 (which is otherwise due under SEC rules on March 17, 2014) by March 31, 2014.

SEC Enforcement Staff Review

In connection with the initiation of the audit committee review, we initiated contact with the staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC Enforcement Staff”) in July 2013 to advise them of these matters. The Audit Committee, through its counsel, has been in direct communication with the SEC Enforcement Staff regarding these matters, and both the Company and the Audit Committee are cooperating fully with the SEC Enforcement Staff’s review of these matters. The Company has received requests from the SEC Enforcement Staff for documents and other information concerning various accounting, internal controls and business practices. Such requests cover the years ended December 31, 2011 and 2012, and in some instances, prior periods. It is anticipated that we may receive additional requests from the SEC Enforcement Staff in the future. We have further provided notice concerning these matters to the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) pursuant to our Corporate Integrity Agreement (“CIA”) with HHS-OIG (which CIA is described below in this Item 3).

We cannot predict if, when or how this matter will be resolved or what, if any, actions we may be required to take as part of any resolution of these matters. Any action by the SEC, HHS-OIG or other governmental agency could result in civil or criminal sanctions against us and/or certain of our current and former officers, directors and employees. The matter is at an early stage and, at this time, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

Securities Class Action Complaint

On August 14, 2013, a securities class action complaint against the Company, currently styled Tejinder Singh v. Orthofix International N.V., et al. (No.:1:13-cv-05696-JGK), was filed in the United States District Court for the Southern District of New York arising out of the then anticipated restatement of our prior financial statements and the matters described above. In addition to the Company, Alan W. Milinazzo, our former President and Chief Executive Officer, Robert S. Vaters, our former President and Chief Executive Officer, Brian McCollum, our former Chief Financial Officer, Bradley R. Mason, our current President and Chief Executive Officer, and Emily Buxton, our current Chief Financial Officer, are named as defendants. The operative complaint has not yet been filed in the action following the appointment by the court of a lead plaintiff. Accordingly, the allegations that the lead plaintiff ultimately intends to make in this action are unknown. The matter is at an early stage and, at this time, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

Review of Potential Improper Payments Involving Brazil Subsidiary

In August 2013, our internal legal department was notified of certain allegations involving potential improper payments with respect to our Brazilian subsidiary, Orthofix do Brasil. We engaged outside counsel to assist in the review of these matters, focusing on compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act (the “FCPA”). This review remains ongoing. The FCPA and related provisions of law provide for potential criminal and civil sanctions in connection with anti-bribery violations, including criminal fines, civil penalties, disgorgement of past profits and other kinds of remedies. We currently cannot reasonably estimate a possible loss, or range of loss, in connection with this review.

In 2012, the Company entered into a 3-year deferred prosecution agreement (the “DPA”) with the U.S. Department of Justice (“DOJ”), and a consent to final judgment (the “Consent”) with the U.S. Securities and Exchange Commission (the “SEC”), in connection with the Company’s self-initiated and self-reported review of FCPA-related matters involving the Company’s Mexican subsidiary, Promeca S.A. de C.V. Consistent with certain provisions of the DPA and the Consent, the Company voluntarily self-reported the Brazil-related allegations to the DOJ and the SEC, and the Company and its counsel remain in contact with both agencies regarding the status of the review. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters we (i) cooperate fully with the government in matters related to corrupt payments, false books and records or inadequate internal controls, (ii) continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws, and (iii) provide certain periodic reporting to the government. In the event that the DOJ and the SEC find that the matters related to the Brazilian subsidiary described above could give rise to a review of our obligations under the terms of the DPA and/or Consent, we currently cannot reasonably estimate a possible loss, or range of loss, in connection with that review, including any effects it may have with respect to the DPA and Consent.

Matters Related To Blackstone Medical, Inc. and Related Escrow Claims

In 2007, our subsidiary, Blackstone Medical, Inc. (“Blackstone”) received a subpoena issued by HHS-OIG, under the authority of the federal healthcare anti-kickback and false claims statutes. The subpoena sought certain documents for the period January 1, 2000 through July 31, 2006, which covered a period prior to Blackstone’s acquisition by us on September 22, 2006. In 2008 and 2009, respectively, we received a federal grand jury subpoena from the U.S. Attorney’s Office for the District of Massachusetts (“Boston USAO”) and a HIPAA subpoena issued by the DOJ. These subpoenas sought certain documents from us for the period January 1, 2000 through July 15, 2007. Each of the subpoenas concerned the compensation of physician consultants and related matters.

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

We previously recorded a charge of $43 million during the first quarter of 2011 in anticipation of the settlement. We also recorded a charge of $0.7 million and $1.1 million in 2011 and 2012, respectively, which represented imputed interest on the settlement accrued through the payment date in December of 2012.

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

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company believes that meritorious defenses exist to these claims and Breg is vigorously defending these cases. One of the Company’s insurance carriers previously asserted to the Company that certain potential losses related to this matter are not covered by its insurance coverage. The Company subsequently went into arbitration with this carrier, and on January 22, 2013, the Company obtained a binding arbitration award providing that such carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments under certain policies. As of December 31, 2012, the Company estimated that it was entitled to reimbursement of approximately $13 million for past losses incurred, as well as up to $15 million in potential future coverage for pending products liability matters. The approximately $13 million is recorded in income (loss) from discontinued operations in 2012 and other current assets as of December 31, 2012, and was received in 2013. We have also accrued $6.1 million (all of which was accrued during the second fiscal quarter of 2013) for judgments and settlements in connection with these matters that were not covered by insurance.

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

On January 27, 2012, we were orally notified by a U.S. Government official that a civil investigation of Breg was pending in connection with this matter. On January 18, 2013, we were served with a qui tam complaint filed in the United States District Court for the Western District of Missouri against us (as the former owner of Breg), Stryker Corporation, I-Flow Corporation and DJO Incorporated, which contains allegations relating to the marketing and promotion of Breg’s former infusion pump products. In June 2013, the qui tam complaint filed in the United States District Court for the Western District of Missouri against us was dismissed by the court.

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

The following table sets forth certain information about the persons who served as our executive officers as of December 31, 2012, and their ages and biographies as of March 1, 2013, the date that the Original Form 10-K was filed. Of the executive officers listed below, Ms. Buxton and Messrs. Finegan and Schumm are the only executive officers that are employed by the Company as of the date of this Form 10-K/A.

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

Emily V. Buxton. Ms. Buxton was named Interim Chief Financial Officer in November 2012. She joined Orthofix’s corporate finance group in 2003 advancing to the position of Vice President, Controller in December 2008. After holding the position of Vice President, Controller, Ms. Buxton served as Chief Financial Officer of Global Orthopedics for Orthofix from July 2010 to the time of her appointment as Interim Chief Financial Officer. Prior to joining Orthofix, Ms. Buxton worked for two large public companies in Securities and Exchange Commission reporting departments and prior to that she worked in public accounting. She received her Bachelor’s of Arts degree in Accounting from Columbia College, Columbia, SC.

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

As discussed in the Explanatory Note to this Form 10-K/A, we are restating our audited consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and the information below with respect to such fiscal years reflects the adjustments made as part of such restatement. See Note 2 to our audited consolidated financial statements, which accompany the financial statements in Item 8 of this report, for further information about the restatement. In addition, we have determined that errors existed in the Company’s previously issued financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, for which the Company is including restated information below as well as previously reported amounts, and the adjustments made thereto. The financial data as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012, 2011 and 2010 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”).

	Year ended December 31,
	2012	2011	2010	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(U.S. Dollars, in thousands, except margin and per share data)
Consolidated operating results
Net sales	$447,581	$441,971	$462,571	$429,237	$404,602
Gross profit (3)	349,328	346,444	365,478	329,973	299,045
Gross profit margin (3)	78%	78%	79%	77%	74%
Total operating income (loss) (5)	76,636	5,900	65,984	37,526	(273,459)
Net income (loss) from continuing operations, net of tax (2) (5)	45,050	(16,218)	30,997	10,469	(237,985)
Net income (loss) from discontinued operations, net of tax (4)	(2,212)	(1,892)	13,299	12,453	7,471

Net income (loss) (1) (2) (4) (5)	$42,838	$(18,110)	$44,296	$22,922	$(230,514)

Net (loss) income per share of common stock:
Basic:
Net income (loss) from continuing operations, net of tax	$2.37	$(0.89)	$1.76	$0.61	$(13.92)
Net income (loss) from discontinued operations, net of tax	(0.12)	(0.10)	0.76	0.73	0.44

Net income (loss)	$2.25	$(0.99)	$2.52	$1.34	$(13.48)

Net (loss) income per share of common stock:
Diluted:
Net income (loss) from continuing operations, net of tax	$2.32	$(0.89)	$1.73	$0.61	$(13.92)
Net income (loss) from discontinued operations, net of tax	(0.11)	(0.10)	0.74	0.72	0.44

Net income (loss)	$2.21	$(0.99)	$2.47	$1.33	$(13.48)

(1)	The Company has not paid any dividends in any of the years presented.
(2)	Net loss for 2008 includes $237.7 million after tax charge related to impairment of goodwill and certain intangible assets.
(3)	Gross profit includes effect of obsolescence provision representing 2% points for the year ended December 31, 2008.
(4)	Includes the gain on sale of vascular operations of $8.5 million for the year ended December 31, 2010.
(5)	Operating income includes charges related to U.S. Government resolutions of $1.3 million and $57.1 million for the years ended December 31, 2012 and 2011, respectively.

	As of December 31,
(at year-end)	2012	2011	2010	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(U.S. Dollars, in thousands, except share data)
Consolidated financial position
Total assets	$472,897	$685,380	$608,251	$595,722	$568,056
Total debt	20,016	210,013	220,007	254,673	282,844
Shareholders’ equity	367,832	292,074	293,918	232,620	196,414
Weighted average number of shares of common stock outstanding (basic)	18,977,263	18,219,343	17,601,956	17,119,474	17,095,416
Weighted average number of shares of common stock outstanding (diluted)	19,390,413	18,219,343	17,913,545	17,202,943	17,095,416

The effects of the restatements of the Company’s Selected Financial Data are as follows:

	Year ended December 31,
	2012			2011
	(U.S. Dollars, in thousands, except margin and per share data)
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Consolidated operating results
Net sales	$462,320	$(14,739)	$447,581	$470,121	$(28,150)	$441,971
Gross profit	375,828	(26,500)	349,328	377,502	(31,058)	346,444
Gross profit margin	81%	(3)%	78%	80%	(2)%	78%
Total operating income (loss)	89,010	(12,374)	76,636	31,309	(25,409)	5,900
Net income (loss) from continuing operations, net of tax	53,936	(8,886)	45,050	(1,740)	(14,478)	(16,218)
Net income (loss) from discontinued operations, net of tax	(2,641)	429	(2,212)	667	(2,559)	(1,892)

Net income (loss)	$51,295	$(8,457)	$42,838	$(1,073)	$(17,037)	$(18,110)

Net income (loss) per share of common stock:
Basic:
Net income (loss) from continuing operations, net of tax	$2.84	$(0.47)	$2.37	$(0.10)	$(0.79)	$(0.89)
Net income (loss) from discontinued operations, net of tax	(0.14)	0.02	(0.12)	0.04	(0.14)	(0.10)

Net income (loss)	$2.70	$(0.45)	$2.25	$(0.06)	$(0.93)	$(0.99)

Net income (loss) per share of common stock:
Diluted:
Net income (loss) from continuing operations, net of tax	$2.78	$(0.46)	$2.32	$(0.10)	$(0.79)	$(0.89)
Net income (loss) from discontinued operations, net of tax	(0.14)	0.03	(0.11)	0.04	(0.14)	(0.10)

Net income (loss)	$2.64	$(0.43)	$2.21	$(0.06)	$(0.93)	$(0.99)

	As of December 31,
(at year-end)	2012			2011
	(U.S. Dollars, in thousands, except share data)
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Consolidated financial position
Total assets	$504,281	$(31,384)	$472,897	$704,472	$(19,092)	$685,380
Total debt	20,016	—	20,016	210,013	—	210,013
Shareholders’ equity	399,098	(31,266)	367,832	315,171	(23,097)	292,074
Weighted average number of shares of common stock outstanding (basic)	18,977,263	—	18,977,263	18,219,343	—	18,219,343
Weighted average number of shares of common stock outstanding (diluted)	19,390,413	—	19,390,413	18,219,343	—	18,219,343

	Year ended December 31,
	2010			2009
	(U.S. Dollars, in thousands, except margin and per share data)
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Consolidated operating results
Net sales	$460,629	$1,942	$462,571	$430,479	$(1,242)	$429,237
Gross profit	370,168	(4,690)	365,478	333,616	(3,643)	329,973
Gross profit margin	80%	(1)%	79%	77%	—	77%
Total operating income (loss)	66,250	(266)	65,984	42,108	(4,582)	37,526
Net income (loss) from continuing operations, net of tax	27,758	3,239	30,997	9,006	1,463	10,469
Net income (loss) from discontinued operations, net of tax	16,450	(3,151)	13,299	15,466	(3,013)	12,453

Net income (loss)	$44,208	$88	$44,296	$24,472	$(1,550)	$22,922

Net income (loss) per share of common stock:
Basic:
Net income (loss) from continuing operations, net of tax	$1.58	$0.18	$1.76	$0.53	$0.08	$0.61
Net income (loss) from discontinued operations, net of tax	0.93	(0.17)	0.76	0.90	(0.17)	0.73

Net income (loss)	$2.51	$0.01	$2.52	$1.43	$(0.09)	$1.34

Net income (loss) per share of common stock:
Diluted:
Net income (loss) from continuing operations, net of tax	$1.55	$0.18	$1.73	$0.52	$0.09	$0.61
Net income (loss) from discontinued operations, net of tax	0.92	(0.18)	0.74	0.90	(0.18)	0.72

Net income (loss)	$2.47	$—	$2.47	$1.42	$(0.09)	$1.33

	As of December 31,
(at year-end)	2010			2009
	(U.S. Dollars, in thousands, except share data)
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Consolidated financial position
Total assets	$612,926	$(4,675)	$608,251	$601,690	$(5,968)	$595,722
Total debt	220,007	—	220,007	254,673	—	254,673
Shareholders’ equity	300,891	(6,973)	293,918	240,269	(7,649)	232,620
Weighted average number of shares of common stock outstanding (basic)	17,601,956	—	17,601,956	17,119,474	—	17,119,474
Weighted average number of shares of common stock outstanding (diluted)	17,913,545	—	17,913,545	17,202,943	—	17,202,943

	Year ended December 31,
	2008
	(U.S. Dollars, in thousands, except margin and per share data)
	Previously Reported	Adjustments	Restated
Consolidated operating results
Net sales	$407,257	$(2,655)	$404,602
Gross profit	302,369	(3,324)	299,045
Gross profit margin	74%	—	74%
Total operating income (loss)	(271,283)	(2,176)	(273,459)
Net income (loss) from continuing operations, net of tax	(239,075)	1,090	(237,985)
Net income (loss) from discontinued operations, net of tax	10,521	(3,050)	7,471

Net income (loss)	$(228,554)	$(1,960)	$(230,514)

Net income (loss) per share of common stock:
Basic:
Net income (loss) from continuing operations, net of tax	$(13.99)	$0.07	$(13.92)
Net income (loss) from discontinued operations, net of tax	0.62	(0.18)	0.44

Net income (loss)	$(13.37)	$(0.11)	$(13.48)

Net income (loss) per share of common stock:
Diluted:
Net income (loss) from continuing operations, net of tax	$(13.99)	$0.07	$(13.92)
Net income (loss) from discontinued operations, net of tax	0.62	(0.18)	0.44

Net income (loss)	$(13.37)	$(0.11)	$(13.48)

	As of December 31,
(at year-end)	2008
	(U.S. Dollars, in thousands, except share data)
	Previously Reported	Adjustments	Restated
Consolidated financial position
Total assets	$573,542	$(5,486)	$568,056
Total debt	282,844	—	282,844
Shareholders’ equity	202,061	(5,647)	196,414
Weighted average number of shares of common stock outstanding (basic)	17,095,416	—	17,095,416
Weighted average number of shares of common stock outstanding (diluted)	17,095,416	—	17,095,416

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed below and in “Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2 – Restatement of the Consolidated Financial Statements”, we have restated our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 and our unaudited condensed consolidated financial statements for each of the quarters within 2012 and 2011. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below has been revised for the effects of the restatement.

The following discussion and analysis addresses the results of our operations which are based upon the consolidated financial statements included herein, which have been prepared in accordance with GAAP. This discussion should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this restated Form 10-K/A. This discussion and analysis also addresses our liquidity and financial condition and other matters.

Restatement of Previously Issued Consolidated Financial Statements

As described further below and herein, this Form 10-K/A reflects the restatement of our consolidated financial statements as of and for each of the years ended December 31, 2012 and December 31, 2011. The restatement of the Original Form 10-K reflected in this Amendment corrects errors principally related to our accounting for revenue recognition for sales to distributors, our accounting for inventory reserves, and our accounting for royalties. This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments. See Note 2 to our consolidated financial statements, which accompany the financial statements in Item 8 of this Form 10-K/A, for further detail regarding the restatement adjustments. In addition, for further information regarding the matters leading to the restatement and related findings respect to our disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

Audit Committee Review

In conjunction with the Audit Committee review described in the Explanatory Note to this Form 10-K/A, management concluded that errors existed in the Company’s previously issued financial statements with respect to the fiscal years ended December 31, 2012, 2011 and 2010, and the fiscal quarter ended March 31, 2013. In addition, other errors have been identified in the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, for which the Company is including restated financial information for the fiscal years ended December 31, 2009 and 2008 in the “Selected Financial Data” table of this Form 10-K/A. Adjustments prior to January 1, 2010 have been recognized as a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders’ equity included in the consolidated financial statements contained herein.

In reaching these conclusions, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale (such as extended payment terms and return and exchange rights for sales to distributors with respect to certain transactions), including some with which certain senior-level personnel were involved, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-K/A, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

As set forth in more detail below, the restatement of the Company’s consolidated financial statements included in this Form 10-K/A decreased net sales by $14.7 million and $28.2 million in 2012 and 2011, respectively, and increased net sales by $1.9 million in 2010; decreased net income from continuing operations by $8.9 million and $14.5 million in 2012 and 2011, respectively, and increased net income from continuing operations by $3.2 million in 2010; and decreased opening retained earnings and total shareholders’ equity at January 1, 2010 by $8.3 million and $7.6 million, respectively.

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

Our 2012 results and financial condition include the following items of significance:

•	Spine revenues, which includes Spine Regenerative Stimulation, increased $16.8 million in 2012 or 6% when compared to 2011, led by our Spine Regenerative Biologics and Spine Repair Implants. Our Orthopedics revenue decreased 7% or $11.1 million dollars during 2012 as compared to 2011. Foreign currency accounted for 2% of the decrease with the rest due to an 8% decrease in sales in our external fixation.

•	A decrease in operating expenses as a percentage of net sales as compared to prior period is primarily a result of the reduction in charges related to U.S. Government Resolutions. Please refer to the explanation provided in our Liquidity and Capital Resources section of the Management Discussion and Analysis.

We have administrative and training facilities in the U.S., Brazil, the United Kingdom, France, Germany, Puerto Rico and Italy and manufacturing facilities in the U.S. and Italy. The Spine GBU directly distributes products in the U.S. The Orthopedics GBU directly distributes products in the U.S., United Kingdom, Italy, Germany, France, Belgium, Brazil, and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

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

Critical Accounting Policies and Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes to the consolidated financial statements prepared in conformity with GAAP. The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to contractual allowances, doubtful accounts, inventories, potential intangible assets and goodwill impairment, income taxes, and share-based compensation. We base our estimates on historical experience and various other assumptions. Actual results may differ from these estimates. We have reviewed our critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition

Commercial revenue is related to the sale of our spine and orthopedic implant products, generally representing hospital customers. Revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Revenue is also derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of our stimulation products. Revenue is recognized when the stimulation product is placed on or implanted in and accepted by the patient. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

For distributor revenue which is primarily related to spine and orthopedic implant products, we recognize revenue either on a sell-in or sell-through basis depending on the specific circumstances of the distributor. In some cases we recognize distributor revenue as title and risk of loss passes at either shipment from our facilities or receipt at the distributor’s facility, assuming all other revenue recognition criteria has been achieved (the “sell-in method”). Based on the results of the Independent Review, we determined in some cases the revenue recognition criteria for distributor sales were not satisfied at the time of shipment or receipt; specifically, the existence of extra-contractual terms or arrangements caused us not to meet the fixed or determinable criteria for revenue recognition in some cases, and in others collectability had not been established. In situations where we are unable to satisfy the requirements to recognize revenue on the sell-in method, we recognize revenue relating to distributor arrangements once the product is delivered to the end customer (the “sell-through method”). Because we do not have reliable information about when our distributors sell the product through to end customers, we use cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases we are legally entitled to the accounts receivable at the time of shipment, we have not recognized accounts receivables or any corresponding deferred revenues associated with distributor transactions for which revenue is recognized on the sell-through method. Effective April 1, 2013, all distributor revenue is recognized on the sell-through basis.

For distributors on the sell-in method, cost of sales are recognized upon shipment. For sell-through distributors, whose revenue is recognized upon cash receipt, we consider whether to match the related cost of sales expense with revenue or to recognize expense upon shipment. In making this assessment, we consider the financial viability of our distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, we defer the costs of sales until the revenue is recognized.

Biologics revenue is primarily related to a collaborative arrangement with MTF. The Company has exclusive global marketing rights and receives marketing fees from MTF based on products distributed by MTF. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis upon shipment of the product to the customer.

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

Inventory Allowances

We write down our inventory for inventory excess and obsolescence by an amount equal to the difference between the cost of the inventory and the estimated net realizable value based upon the current stage of the product’s life cycle and assumptions about future demand and market conditions. Inventory is analyzed to assess the adequacy of inventory excess and obsolescence provisions. Reserves for excess and obsolescence provisions are recorded as adjustments to cost of sales. As set forth in Accounting Standards Codification (“ASC”) Topic 330, Inventory (specifically ASC 330-10-35-14), a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances. If conditions or assumptions used in determining the market value change, additional inventory adjustments in the future may be necessary.

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

We account for uncertain tax positions in accordance with ASC 740—Income Taxes which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

We include interest related to tax issues as part of income tax expense in our consolidated financial statements. We record any applicable penalties related to tax issues within the income tax provision.

Results of Operations

The following table presents certain items in our statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2012 (%)	2011 (%)	2010 (%)
	(Restated)	(Restated)	(Restated)
Net sales	100	100	100
Cost of sales	22	22	21
Gross profit	78	78	79
Operating expenses
Sales and marketing	42	44	42
General and administrative	12	14	16
Research and development	6	5	6
Amortization of intangible assets	1	1	1
Charges related to U.S. Government resolutions	—	13	—
Total operating income (loss)	17	1	14
Net income (loss) from continuing operations	10	(3)	7
Net income (loss) from discontinued operations	(1)	(1)	3
Net income (loss)	9	(4)	10

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

GBU Revenues

Business Segments by GBU:

The table below presents external net sales for continuing operations by GBU reporting segment:

	External Net Sales by GBU Year ended December 31,
(U.S. Dollars, in thousands)	2012		2011		2010
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Spine
Spine Repair Implants and Regenerative Biologics	$142,829	32%	$124,415	28%	$132,938	29%
Spine Regenerative Stimulation	159,289	36%	160,946	37%	172,574	37%

Total Spine	302,118	68%	285,361	65%	305,512	66%
Orthopedics	145,463	32%	156,610	35%	157,059	34%

Total Net Sales	$447,581	100%	$441,971	100%	$462,571	100%

2012 Compared to 2011

Net sales increased 1.3% to $447.6 million in 2012 compared to $442.0 million in 2011. The impact of foreign currency decreased sales by $9.4 million in 2012 when compared to 2011. Net sales include product sales and marketing service fees which are comprised of sales of Trinity Evolution® in spine and orthopedic applications.

Sales

Net sales in our Spine global business unit increased to $302.1 million in 2012 compared to $285.4 million for 2011, an increase of 6%. The increase in Spine’s net sales was primarily the result of a 14.8% increase in sales of our Spine Repair and Regenerative Biologics in 2012 when compared to 2011, due to increased adoption of Trinity Evolution® in Spine applications which led to a 30% increase in sales of Regenerative Biologics in 2012. Sales of Spine Repair devices increased 9% in 2012 when compared to 2011. This sales increase was partially offset by a decrease in sales of Regenerative Stimulation products used in Spine applications of 1% when compared with 2011.

Net sales in our Orthopedics global business unit decreased 7% to $145.5 million in 2012 compared to $156.6 million for 2011. Orthopedics’s constant currency net sales decreased by 1%, or $1.6 million, during 2012 as compared to 2011. This decrease was primarily due to a 17% decrease in Physio-Stim Regenerative Stimulation sales which were was partially offset by increased sales of Trinity Evolution® in orthopedic applications which resulted in a 9% increase in Orthopedic Regenerative Biologics.

Gross Profit—Gross profit increased less than 1% to $349.3 million for 2012 compared to $346.4 million for 2011. Gross profit as a percent of net sales remained flat at 78% in both 2012 and 2011.

Sales and Marketing Expense—Sales and marketing expense, which includes commissions and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense decreased $6.4 million, or 3.3%, to $187.1 million in 2012 compared to $193.5 million in 2011. As a percent of sales, sales and marketing expense was 41.8% and 43.8% for 2012 and 2011, respectively. In 2012 the decrease in sales and marketing expense as percent of sales was the result of decreased incentive compensation expense for sales administration and marketing personnel in 2012.

General and Administrative Expense—General and administrative expense decreased $11.1 million, or 17.2%, in 2012 to $53.4 million compared to $64.5 million in 2011. General and administrative expense as a percent of sales was 11.9% in 2012 compared to 14.6% in 2011. 2012 and 2011 included the impact of approximately $1.9 million and $8.1 million, respectively, in legal expenses associated with the bone growth stimulation investigation, as well as costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our former orthopedic distribution entity in Mexico. 2011 included $3.2 million of senior management succession charges. The decrease is also attributable to decreased incentive compensation expense in 2012.

Research and Development Expense—Research and development expense increased $5.7 million in 2012 to $28.6 million compared to $22.9 million in 2011. As a percent of sales, research and development expense was 6.4% in 2012 compared to 5.2% for the same period last year. The increase in research and development expenses in 2012 compared to 2011 was due to a $3.1 million charge for an arbitration resolution related to a 2008 co-development agreement, a $3 million strategic investment with MTF on the development and commercialization of the next generation cell-based bone growth technology and timing of spending related to our ongoing research, development and clinical activities.

Amortization of Intangible Assets—Amortization of intangible assets was $2.3 and $2.6 million for the year ended December 31, 2012 and 2011, respectively.

Charges Related to U.S. Government Resolutions—During 2012 and 2011, we recorded a charge of $1.3 million, and $0.6 million, respectively, which represents imputed interest accrued from the respective settlement in principle dates in 2011 and 2012 through the payment dates in the fourth quarter of 2012 on the previously disclosed settlements in principle of the U.S. government investigations and related qui tam complaints related to our regenerative stimulation business and Blackstone Medical, Inc., respectively. During 2011, we reached an agreement in principle with the U.S. Government to resolve criminal and civil matters related to the previously disclosed government investigations of our regenerative stimulation business and recorded a charge of $43 million for the estimated settlement. During 2011, we recorded a charge of $7.5 million to establish an accrual in connection with the fines and penalties related to the FCPA matter involving our former distribution entity. In February 2012, we reached an agreement with the representative of the former shareholders of Blackstone resolving all outstanding escrow and indemnification claims under the Blackstone Merger Agreement. In 2011, we recorded a charge of approximately $6 million for previously incurred legal fees that were in excess of the amounts released and received from the escrow fund.

Interest Expense, net—Interest expense, net was $4.7 million in 2012 compared to $5.5 million in 2011 primarily as a result of a lower year over year outstanding debt balance and to a lesser extent, lower interest rates.

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

Income Tax Benefit (Expense)—We recognized a $25.1 million and $14.2 million provision for income tax for 2012 and 2011, respectively. During 2012, we recognized a change in the estimate of the tax deduction associated with the settlement of the U.S. Government investigation of the Company’s bone growth stimulation business. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to 2012, as we did not record tax benefit on certain expenses associated with our estimate of the charges related to U.S. Government resolutions in 2011. The effective tax rate was approximately 42.0% in 2012 and 149.1% in 2011 excluding the impact of the charges related to the U.S. Government resolutions and the foreign rate differential.

Discontinued operations—Discontinued operations in 2012 include approximately $4.0 million of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to our former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters. 2012 also includes the gain on the sale of Breg of $1.3 million and the results of our Sports Medicine GBU up to May 24, 2012 (the closing date of the sale of Breg), net of income taxes. Subsequent to year end, the Company won an arbitration award against an insurance carrier relating to its denial of coverage under excess products liability policies with total limits of $30 million. As a result of the binding arbitration award, the carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments associated with the underlying products liability claims at issue. The Company estimates that it is entitled to reimbursement of approximately $13 million for past losses incurred, which is included in discontinued operations in 2012. Discontinued operations in 2011 includes the results of our Sports Medicine GBU.

Net Income (Loss)—Net income in 2012 was $42.8 million, or $2.25 per basic share and $2.21 per diluted share, compared to net loss of $(18.1) million, or $(0.99) per basic and diluted share for 2011. The weighted average number of basic common shares outstanding was 18,977,263 and 18,219,343 during the years ended December 31, 2012 and 2011, respectively. The weighted average number of diluted common shares outstanding was 19,390,413 and 18,219,343 during the years ended December 31, 2012 and 2011, respectively.

2011 Compared to 2010

Net sales decreased 4.5% to $442.0 million in 2011 compared to $462.6 million in 2010. The impact of foreign currency increased sales by $5.6 million in 2011 when compared to 2010. Net sales includes product sales and marketing service fees which are comprised of sales of Trinity Evolution® in spine and orthopedic applications.

Sales

Net sales in our Spine global business unit decreased to $285.4 million in 2011 compared to $305.5 million in 2010, a decrease of 7%. The decrease in Spine’s net sales was primarily the result of a 7% decrease in sales of our spine stimulation products in 2011 when compared to 2010, due to lower industry-wide surgical procedures and organizational changes to our sales force. This sales decrease was exacerbated by a 14% decrease in sales of our implant products, and partially offset by a 23% increase in sales of our biologics products when compared to 2010. The decline in hardware products was due to a decline in spine fixation products in 2011 compared to 2010, and was partially offset by improved sales in our thorocolumbar devices in 2011 compared to 2010 due to increased sales of our Firebird® platform products including Phoenix MIS and Deformity Correction.

Net sales in our Orthopedics global business unit decreased to $156.6 million in 2011 compared to $157.1 million for 2010, a decrease of less than 1%. Orthopedics’s constant currency net sales decreased by 1%, or $1.0 million during 2011 as compared to 2010. This decrease was due to a reduction in stimulation products used in long-bone applications but was offset by an increase in sales of fixation products and the increased use of Trinity Evolution® in orthopedic applications. Sales of our fixation products and biologics products increased 11% and 22%, respectively, during 2011 when compared to 2010.

Gross Profit—Gross profit decreased 5% to $346.4 million for 2011, compared to $365.5 million for 2010. Gross profit as a percent of net sales was 78.4% in 2011 and 79.0% in 2010.

Sales and Marketing Expense—Sales and marketing expense, which includes commissions and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense decreased $2.6 million, or 1.3%, to $193.5 million in 2011 compared to $196.1 million in 2010. As a percent of sales, sales and marketing expense was 43.8% and 42.4% for 2011 and 2010, respectively.

General and Administrative Expense—General and administrative expense decreased $8.5 million, or 11.7%, in 2011 to $64.5 million compared to $73.0 million in 2010, 2011 and 2010 included the impact of approximately $8.1 million and $9.2 million, respectively, in legal expenses associated with the bone growth stimulation investigation as well as costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our orthopedic distribution entity in Mexico. 2011 included $3.2 million of senior management succession charges. These expenses were offset by the various consolidation and operational efficiency initiatives we have executed on over the past several quarters. Also in 2010 general and administrative expense included $2 million related to employee termination benefits associated with our internal reorganization which streamlined operations and is expected to lower future operating costs. General and administrative expense as a percent of sales was 14.6% in 2011 compared to 15.8% in 2010.

Research and Development Expense—Research and development expense decreased $5.1 million in 2011 to $22.9 million compared to $28.0 million in 2010. As a percent of sales, research and development expense was 5.2% in 2011 compared to 6.0% for 2010. The decrease in research and development expenses in 2011 compared to 2010 was due to timing of spending related to our ongoing research, development and clinical activities, our focus to eliminate activities that are not directly related to developing and bringing our products to market, and certain improvements in our operational efficiencies. In addition 2010 included costs associated with the cancellation of the cervical disc clinical trial.

Amortization of Intangible Assets—Amortization of intangible assets was $2.6 and $2.4 million for the year ended December 31, 2011 and 2010, respectively.

Charges Related to U.S. Government Resolutions—During 2011, we reached an agreement in principle with the U.S. Government to resolve criminal and civil matters related to the previously disclosed government investigations of our regenerative stimulation business. We expect that the Company will pay $43 million to resolve these matters, and $0.6 million representing imputed interest accrued for the settlement, and recorded a charge for this amount.

During the fiscal year ended December 31, 2011, we recorded a charge of $7.5 million to establish an accrual in connection with the fines and penalties related to the FCPA matter involving our Promeca subsidiary.

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

Interest Expense, net—Interest expense, net was $5.5 million in 2011 compared to $11.3 million in 2010. The decrease was primarily the result of a lower rate of effective interest due to refinancing in 2010 and a lower year-over-year outstanding debt balance.

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

Income Tax Benefit (Expense)—We recognized a $14.2 million and $24.0 million provision for income tax for 2011 and 2010, respectively. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to 2010, as we did not record tax benefit on certain expenses associated with our estimate of the charges related to U.S. Government resolutions in 2011. The effective tax rate for 2010 was mainly impacted by the sale of the vascular assets along with losses in certain jurisdictions for which we receive no tax benefit and the mix of earnings among tax jurisdictions. The effective tax rate was approximately 149.1% in 2011 and 43.2% in 2010 excluding the impact of the charges related to the U.S. Government resolutions and the foreign rate differential.

Discontinued operations—Discontinued operations in 2011 and 2010 includes the results of our Sports Medicine GBU.

Net Income (Loss)—Net loss in 2011 was $(18.1) million, or $(0.99) per diluted share, compared to net income of $44.3 million, or $2.47 per diluted share for 2010. The weighted average number of diluted common shares outstanding was 18,219,343 and 17,913,545 during the years ended December 31, 2011 and 2010, respectively.

Restatement of Interim Financial Statements

We have restated all interim quarterly periods of 2012 and 2011 to correct errors noted principally in the Company’s accounting for revenue recognition on sales to distributors, inventory reserves and royalties, and recorded other adjustments to correct previously identified errors affecting operating income. The following paragraphs update the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the interim periods ended March 31, June 30 and September 30, 2012 and 2011.

For the three months ended March 31, 2012, gross profit increased $6.3 million to $87.6 million in the first quarter of 2012, compared to $81.3 million for the same period of 2011. Gross profit as a percent of net sales in the first quarter of 2012 increased to 80.4% compared to 78.4% for the same period last year.

For the three months ended June 30, 2012, our gross profit increased $0.4 million to $85.9 million in the second quarter of 2012 compared to $85.5 million for the same period last year. Gross profit as a percent of net sales in the second quarter of 2012 was 75.7% for the second quarter of 2012 and 79.0% for 2011 during the same period.

For the six months ended June 30, 2012, our gross profit increased $6.7 million to $173.4 million in the first six months of 2012, compared to $166.7 million for the same period last year. Gross profit as a percent of net sales in the first six months of 2012 was 78.0% for the first six months of 2012 and 78.7% in 2011 during the same period.

For the three months ended September 30, 2012, our gross profit decreased $4.9 million to $83.5 million in the third quarter of 2012 compared to $88.4 million for the same period last year. Gross profit as a percent of net sales in the third quarter of 2012 was 77.4% for the third quarter of 2012 and 79.3% for 2011 during the same period.

For the nine months ended September 30, 2012, our gross profit increased $1.8 million to $256.9 million in the first nine months of 2012, compared to $255.1 million for the same period last year. Gross profit as a percent of net sales in the first nine months of 2012 was 77.8% for the first nine months of 2012 and 78.9% in 2011 during the same period.

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

Net cash provided by operating activities was $10.2 million in 2012 compared to $64.8 million in 2011, a decrease of $54.6 million. Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation, deferred taxes, and the net gain on sale of vascular operations) and changes in working capital. Net income increased $60.9 million to a net income of $42.8 million in 2012 compared to net loss of $18.1 million in 2011. Non-cash items for 2012 decreased $3.9 million to $42.6 million compared to $46.5 million in 2011. The change in working capital accounts is mainly attributable to charges related to U.S. Government resolutions and the escrow receivable. During 2011, we incurred charges related to the U.S. Government resolutions and fully paid these settlements during 2012. During 2011, the escrow receivable balance increased $32.6 million. The full escrow receivable was received in cash in 2012. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect day’s sales in receivables of 84 days at December 31, 2012 compared to 77 days at December 31, 2011 and inventory turns of 1.2 times at December 31, 2012 and December 31, 2011.

Net cash provided by investing activities was $125 million in 2012 compared to net cash use of $31 million in 2011 primarily driven by the net proceeds on the sale of Breg Inc. During 2012 and 2011, we invested $28.8 million and $25.8 million in capital expenditures, respectively.

Net cash used in financing activities was $137.6 million for 2012 compared to $13.7 million for 2011. During 2012, we repaid approximately $188.7 million against the principal on our senior secured debt compared to $7.5 million in 2011. Our restricted cash balance decreased $25.8 million compared to an increase of $24.2 million in 2011. During the year ended December 31, 2012, we received proceeds of $25.6 million compared to $20.1 million during 2011, from the issuance of shares of our common stock related to stock purchase plan issuances and stock option exercises.

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

In May 2012, the Company used a portion of the proceeds from the sale of Breg, Inc. (see Note 16) to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. As a result of the sale of Breg, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. Additionally, the Company paid $20 million in June and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility. As a result, at December 31, 2012, the Term Loan Facility had been repaid in full and there was $20 million outstanding under the Revolving Credit Facility. As of December 31, 2012, the entire Revolving Credit Facility was at the London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 2.50%. As of December 31, 2011, the entire Term Loan Facility and $100 million of the Revolving Credit Facility was at the LIBOR rate plus a margin of 3.00%. The effective interest rate on the Credit Facilities as of December 31, 2012 was 2.7%.

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

On August 14, 2013, we and certain required lender parties to the Credit Agreement entered into a Limited Waiver (the “Limited Waiver”). Under the Limited Waiver, the lenders under the Credit Agreement (the “Lenders”) collectively waived requirements under the Credit Agreement that we deliver quarterly financial statements with respect to the fiscal quarters ending on June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. In addition, the Limited Waiver provided that the restatement of our financial statements for any period ending on or before March 31, 2013 will not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, we deliver corrected financial statements and compliance certificates with respect to such restated periods and immediately pay any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements.

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

We have incurred substantial expenses for legal and other professional services in connection with the Audit Committee’s investigation. We estimate these expenses to date to be in excess of $15 million through February 28, 2014. We expect to continue to incur significant expense in connection with this matter.

Contractual Obligations

The following chart sets forth our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations (U.S. Dollars, in thousands)	Total	2013	2014-2016	2017	2018 and thereafter
Revolving Credit Facility	$20,000	$—	$20,000	$—	$—
Estimated interest on Credit Facility (1)	1,445	542	903	—	—
Operating leases	17,069	3,340	8,485	2,620	2,624

Total	$38,514	$3,882	$29,388	$2,620	$2,624

(1)	Estimated interest on credit facility assumes payments are made in accordance with the scheduled payments as defined in the agreement. Interest payments are estimated using rates in effect at December 31, 2012.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, inclusive of interest and penalties, of $1.9 million as of December 31, 2012 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 14 to the consolidated financial statements included in this Form 10-K/A.

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

As of December 31, 2012, $20 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 2.5%. This margin is adjusted based upon the measurement of the consolidated leverage ratio of the Company and its subsidiaries with respect to the immediately preceding four fiscal quarters. As of December 31, 2012, our effective interest rate on our Credit Facilities was 2.7%. Based on the balance outstanding under the Credit Facilities as of December 31, 2012, an immediate change of one percentage point in the applicable interest rate on the Revolving Credit Facility would cause a change in interest expense of approximately $0.2 million annually.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of December 31, 2012, we had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($30.6 million). We recorded a foreign currency gain during the year ended December 31, 2012 of $0.8 million related to this un-hedged long-term intercompany balance in accumulated other comprehensive income during 2012, which resulted from the weakening of the Euro against the U.S. dollar during the period. For the year ended December 31, 2012, we recorded a foreign currency loss of $0.5 million on the statement of operations resulting from gains and losses in foreign currency transactions.

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

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K/A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Background of Restatement

In July 2013, members of the Company’s senior management brought certain information to the attention of the chair of the Audit Committee (“Audit Committee”) of the Company’s Board of Directors (the “Board”) that raised questions regarding whether the Company had properly recognized revenue under U.S. generally accepted accounting principles (“GAAP”) in connection with revenue from distributor sales that had been recorded in 2012 and 2011, including a significant return processed in the second quarter of 2013 relating to revenue recognized in 2012. On the recommendation of management and after discussion with the Company’s independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), the Audit Committee concluded, with the concurrence of the Board, that it would commence an independent review into these matters with the assistance of outside professionals engaged by the Audit Committee (“the Independent Review”).

On August 5, 2013, the Audit Committee concluded that certain revenues recognized during 2012 and 2011, upon further evaluation, should not have been recognized or should not have been recognized during the periods in which they were recognized. As a result of the foregoing, on August 5, 2013, the Audit Committee concluded that the Company’s previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2011 and December 31, 2012 (as well as the interim quarterly periods within such years), as well as for the interim quarterly period ended March 31, 2013, should no longer be relied upon (the “Non-Reliance Period”). On August 6, 2013, the Board ratified the foregoing conclusion by the Audit Committee.

The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by the Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in the Company’s previously issued financial statements with respect to the Non-Reliance Period, as well as in the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2010. There were also similar types of errors identified as affecting the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, for which the Company is including restated consolidated financial information for the fiscal years ended December 31, 2009 and 2008 in the “Selected Financial Data” table of this Form 10-K/A. Adjustments prior to January 1, 2010 have been recognized as a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders’ equity included in the consolidated financial statements included in Item 8 of this Form 10-K/A.

In reaching these conclusions, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale (such as extended payment terms and return and exchange rights for sales to distributors with respect to certain transactions), including some with which certain senior-level personnel were involved, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-K/A, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

Evaluation of Disclosure Controls and Procedures

In connection with the filing of the Original Form 10-K in March 2013, under the supervision and with the participation of our management, including our then-President and Chief Executive Officer (who has subsequently departed the Company) and our then-Interim Chief Financial Officer (who is currently our Chief Financial Officer), we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our then-President and Chief Executive Officer and then-Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-K in March 2013 and in connection with the preparation and filing of the above-described restatement and this Form 10-K/A, our management, with the participation of our current President and Chief Executive Officer (who was not employed by the Company at the time of the filing of the Original

Form 10-K) and our current Chief Financial Officer (who was our Interim Chief Financial Officer at the time of the filing of the Original Form 10-K), re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

In connection with the preparation and filing of the Original Form 10-K in March 2013, the Company’s management, including our then President and Chief Executive Officer (who has subsequently departed the Company) and our then Interim Chief Financial Officer (who is currently our Chief Financial Officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded at that time that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the COSO criteria.

In connection with the preparation and filing of the above-described restatement and this Form 10-K/A, the Company’s management, including our current President and Chief Executive Officer (who was not employed by the Company at the time of the filing of the Original Form 10-K) and our Chief Financial Officer (who was our Interim Chief Financial Officer at the time of the filing of the Original Form 10-K), has re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2012.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2012:

•	Revenue recognition practices for sales to the Company’s distributors. We have concluded that we recognized revenue in certain instances in advance of all revenue recognition criteria being met, and that our controls were not effective to reasonably ensure accurate recognition of revenue in accordance with GAAP for certain distributor sales transactions previously recorded by the Company’s domestic and international business units. In general, we did not establish and maintain procedures throughout the Company to reasonably ensure proper communication to, and assessment by, the Company’s finance and accounting department of deviations from contractually established terms, which included written or unwritten arrangements made with, or extra-contractual terms provided to, Company distributors at the onset of the sale regarding extended payment terms, product return or exchange rights, and similar concessions agreed to subsequent to the initial sale (which were not memorialized by any formal contractual amendment). Such additional terms were not evaluated, or not evaluated correctly, and were not maintained or reflected in Company customer sales files. In addition, Company personnel were not adequately trained with respect to certain revenue recognition principles applicable under GAAP that may have led to appropriate consideration of the additional terms entered into outside of the written contractual terms.

•	Inventory reserves. Errors occurred in establishing the Company’s inventory reserves due to a design deficiency in our controls over the computation and recording of such reserves. Our method of calculating inventory reserves resulted in the misapplication of GAAP, which caused us to make adjustments in the restated consolidated financial statements. Specifically, our controls were not designed to detect that increases in our forecasted demand for products resulted in reductions in subsequent fiscal years to reserves previously recorded. ASC Topic 330 Inventory (specifically ASC 330-10-35-14) states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances, and our controls were not designed to prevent such mark ups due to increases in forecasted demand.

•	Foreign subsidiary oversight. Oversight of certain foreign subsidiaries was insufficiently designed to detect material misstatement of financial information. Specifically, while these entities were included in oversight activities similar to our other locations, we believe the design of our controls did not adequately address the additional risks associated with certain entities. These additional risks include: sales comprised of higher risk distributor revenues; no specific requirements for statutory audits that may detect inadequacies in the Company’s customer and business records; and a business culture where oral agreements were more common, resulting in contract terms that were less likely to be formally documented.

Some or all of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting which follows this report.

Plans for Remediation

Our management has worked, and continues to work, to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weaknesses that have been described above. We intend to continue taking measures, including engaging outside professionals, as may be necessary and advisable, to assist us as we continue to address and rectify the foregoing material weaknesses.

We are committed to maintaining an effective control environment and making changes necessary to enhance effectiveness. This commitment has been, and will continue to be, communicated to and reinforced throughout our organization. As part of this commitment, we are implementing an internal audit program that will take into account the nature of our business and the geographies in which we conduct it. We are also updating our code of conduct, and all our employees will be required to annually acknowledge their commitment to adhering to its provisions. We also will inform all new employees and regularly remind all existing employees of the availability of our compliance hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting and other irregularities they may have become aware of or observed.

We are in the process of developing a plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have designed and plan to implement, and in some cases have already implemented, the specific remediation initiatives described below:

Management’s remediation plan with respect to controls over revenue recognition practices relating to the Company’s distributors:

•	We have enhanced our revenue recognition training materials for all sales personnel;

•	We are in the process of training sales management personnel (including senior-level management) pursuant to our updated revenue recognition training materials;

•	We have created and implemented an improved sales certification process to identify any sales with deviations from written sales contracts;

•	We have established and hired a new Senior Manager of Revenue position in our finance department, which we believe will bring additional revenue recognition expertise to address our more complex revenue transactions to help ensure that our revenue recognition policies are correctly applied; and

•	We are working to improve procedures with respect to the proper communication, approval, documentation and accounting review of deviations from written sales contracts.

Management’s remediation plan with respect to controls over the computation and recording of the Company’s inventory reserves:

•	We have enhanced controls over our model for determining inventory reserves to ensure that, once reserves are established in a fiscal year, subsequent write-ups based on demand are not recognized; and

•	We are implementing additional review of our inventory reserve analysis, including the involvement of both finance and operational executives, and more analysis of days inventory on hand at the product line level, which we expect to provide better controls to assess excess and obsolete inventory based on the current inventory on hand in relation to the demand forecast and related reserve.

Management’s remediation plan with respect to controls over foreign subsidiary oversight:

•	We have changed our structure so that all of our subsidiaries’ accounting functions now report to the VP, Controller within the corporate accounting function, which we believe will provide additional corporate-level oversight of their activities;

•	We have established and hired a Director of Controls and Process Improvement, whose primary duties are the design and implementation of internal control over financial reporting;

•	We have engaged a professional firm to perform testing and evaluation of the Company’s internal controls, and to assist the Company in designing and implementing additional financial reporting controls and financial reporting control enhancements; and

•	We are evaluating our accounting systems to determine appropriate enhancements.

We believe the remediation steps outlined above, which in some cases have already been implemented, have improved and will continue to improve the effectiveness of our internal control over financial reporting. However, we have not completed all of the corrective processes and procedures identified above. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management, including the use of mitigating control procedures, and will employ any additional tools and resources deemed necessary to provide assurance that our financial statements continue to be fairly stated in all material respects. As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited Orthofix International N.V.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 1, 2013, we expressed an unqualified opinion that Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria. Management has subsequently determined that deficiencies in controls related to revenue recognition practices for sales to the Company’s distributors, the methodology applied for establishing inventory reserves, and oversight associated with certain foreign subsidiaries existed as of the previous assessment date, and has further concluded that such deficiencies represented material weaknesses as of December 31, 2012. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that Orthofix International N.V.’s internal control over financial reporting was not effective as of December 31, 2012. Accordingly, our present opinion on the effectiveness of Orthofix International N.V.’s internal control over financial reporting as of December 31, 2012, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the prevention of revenue recognition in advance of all revenue recognition criteria being met for certain distributor sales transactions entered into by the Company’s domestic and international business units, controls over the computation and recording of inventory reserves, and controls relating to the oversight of certain foreign subsidiaries due to the particular risks associated with such subsidiaries.

These material weaknesses resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of these consolidated financial statements, and this report does not affect our report dated March 1, 2013, except for Notes 2, 17, and 24 as to which the date is March 24, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Orthofix International N.V. has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2013, except for the effect of the material weaknesses described in the sixth paragraph above, as to which the date is March 24, 2014

Item 9B.	Other Information

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Form 10-K has been omitted from this report and is incorporated by reference to information appearing in our definitive proxy statement for our annual general meeting of shareholders held on June 20, 2013, as filed with the Commission on April 30, 2013, which information appears under the captions entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about Directors,” and “Proposal 1—Election of Directors”.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to information appearing in our definitive proxy statement for our annual general meeting of shareholders held on June 20, 2013, which information appears under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about Directors” and “Proposal 1: Election of Directors.” The proxy statement was filed on April 30, 2013.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive proxy statement for our annual general meeting of shareholders held on June 20, 2013, which information appears under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Deferred Compensation,” “Agreements with Named Executive Officers,” “Potential Payments upon Termination or Change of Control” and “Director Compensation.” The proxy statement was filed on April 30, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive proxy statement for our annual general meeting of shareholders held on June 20, 2013, which information appears under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders” and “Equity Compensation Plan Information.” The proxy statement was filed on April 30, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information appearing in our definitive proxy statement for our annual general meeting of shareholders held on June 20, 2013, which information appears under the captions “Information about Directors” and “Certain Relationships and Related Transactions.” The proxy statement was filed on April 30, 2013.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive proxy statement for our annual general meeting of shareholders held on June 20, 2013, which information appears under the captions “Proposal 3: Ratification of the Selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2013.” The proxy statement was filed on April 30, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of report on Form 10-K

The following documents are filed as part of this report on Form 10-K/A:

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K/A.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K/A.

3.	Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of March 8, 2010, by and between Tyco Healthcare Group LP d/b/a Covidien, Covidien AG, Mallinckrodt do BrasilLtda, Kendall de Mexico S.A. de C.V., Novamedix Limited, Novamedix Distribution Limited, Novamedix Services Limited, Promeca S.A. de C.V., Orthofix do Brasil, OrthofixS.r.l., Orthofix S.A., Intavent Orthofix Limited, Breg Mexico S. de R.I. de CV, and Implantes y Sistemas Medicos, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed March 9, 2010 and incorporated herein by reference).

2.2	Stock Purchase Agreement, dated as of April 23, 2012, by and among Breg, Inc., Orthofix Holdings, Inc. and Breg Acquisition Corp. (filed as an exhibit to the Company’s current report on Form 8-K filed April 24, 2012 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2	Articles of Association of the Company as amended (filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.1	Credit Agreement, dated as of August 30, 2010, among Orthofix Holdings, Inc., Orthofix International N.V. and certain domestic subsidiaries of Orthofix International N.V., the several banks and other financial institutions as may from time to time become parties thereunder, and JPMorgan Chase, N.A. (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2010 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated May 4, 2011, among Orthofix Holdings, Inc., a Delaware corporation, Orthofix International N.V. (“Orthofix International”), a Netherlands Antilles corporation, certain domestic direct and indirect subsidiaries of Orthofix International, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed May 5, 2011 and incorporated herein by reference).

10.3+	Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.4	Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.5+	Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

10.6	Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.7	Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)

10.8	Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.9	Orthofix International N.V. Staff Share Option Plan, as amended through April 22, 2003 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

10.10	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.11**	Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan.

10.12**	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan.

10.13**	Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan.

10.14**	Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan.

10.15	Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.16	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.17	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.18	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants—year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.19	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2011 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.20	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (post-2010 grants—vesting over 3 years) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.21	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (3 year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.22	Inducement Grant Nonqualified Stock Option Agreement between Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the current report on Form 8-K of Orthofix International N.V dated September 10, 2008 and incorporated herein by reference).

10.23	Inducement Grant Nonqualified Stock Option Agreement, dated April 1, 2011, between Orthofix International N.V. and Vicente Trelles (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.24	Form of Award Letter Regarding Special Retention Cash Bonus Award (filed as an exhibit to the Company’s current report on Form 8-K/A filed on February 23, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.25	Description of Director Compensation Policy (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.26	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.28	Amendment No. 1 to Amended and Restated Employment Agreement, dated July 30, 2009, by and between Orthofix Inc. and Alan W. Milinazzo (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.29	Letter Agreement, dated June 15, 2011, between Orthofix Inc., Orthofix International N.V. and Alan W. Milinazzo (filed as an exhibit to the Company’s quarterly report on current report on Form 8-K filed June 16, 2011 and incorporated herein by reference).

10.30	Amended and Restated Employment Agreement, dated as of June 15, 2011 and effective as of August 1, 2011, by and between Orthofix Inc., Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the Company’s quarterly report on current report on Form 8-K filed June 16, 2011 and incorporated herein by reference).

10.31	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.32	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.33	Amendment No. 1 to Amended and Restated Employment Agreement, dated August 4, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.34	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of October 1, 2011, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed October 4, 2011 and incorporated herein by reference).

10.35	Amendment No. 3 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Michael Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.36	Employment Agreement, entered into on December 9, 2010, by and between Orthofix Inc. and Jeffrey M. Schumm (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.37	Employment Agreement, entered into as of March 2, 2011, by and between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed March 7, 2011 and incorporated herein by reference).

10.38	Amended and Restated Employment Agreement, dated as of October 16, 2012 and effective as of November 6, 2012, between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed October 16, 2012 and incorporated herein by reference).

10.39	Employment Agreement, entered into as of April 1, 2011, by and between Orthofix Inc. and Vicente Trelles (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.40	Employment Agreement, entered into as of January 7, 2013, by and between Orthofix Inc. and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed January 11, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.41	Employment Agreement, entered into as of October 1, 2011, by and between Orthofix Inc. and Bryan McMillan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference).

10.42	Form of Amendment to Stock Option Agreements (for Robert S. Vaters and Michael M. Finegan) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.43	Settlement Agreement, entered into on June 6, 2012, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, through its General Counsel, the Office of Personnel Management, in its capacity as administrator of the Federal Employees Health Benefits Program, the United States Department of Veteran Affairs, Orthofix International N.V. and relator Jeffrey J. Bierman (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

10.44	Amended Plea Agreement, entered into on December 14, 2012, among the United States Attorney for the District of Massachusetts, the Department of Justice and Orthofix Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed December 19, 2012 and incorporated herein by reference).

10.45	Corporate Integrity Agreement, entered into on June 6, 2012, between the Office of Inspector General of the Department of Health and Human Services and Orthofix International N.V. (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

21.1**	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101	The following financial statements from Orthofix International N.V. on Form 10-K/A for the year ended December 31, 2012 filed on March 24, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Previously filed with the Original Form 10-K.
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Commission without redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Dated: March 24, 2014	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director

Dated: March 24, 2014	By:	/s/ EMILY V. BUXTON
	Name:	Emily V. Buxton
	Title:	Chief Finacial Officer

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

Davey S. Scoon

Chairman of the Audit Committee

Bradley R. Mason

President and Chief Executive Officer, Director

Emily V. Buxton

Chief Financial Officer

ORTHOFIX INTERNATIONAL N.V.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As discussed in Note 2, the consolidated financial statements have been restated to correct the Company’s revenue recognition practices for sales to the Company’s distributors, the methodology applied for establishing inventory reserves, and for certain other matters.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 1, 2013, except for the effects of the material weaknesses described in the sixth paragraph as to which the date is March 24, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2013, except for Notes 2, 17, and 24 as to which the date is March 24, 2014

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2012 and 2011

(U.S. Dollars, in thousands except share and per share data)	2012	2011
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$31,055	$33,207
Restricted cash	21,314	45,476
Trade accounts receivable, less allowances of $13,543 and $9,341 at December 31, 2012 and 2011, respectively	107,312	99,888
Inventories	83,373	81,528
Deferred income taxes	33,450	36,313
Escrow receivable	—	41,537
Prepaid expenses and other current assets	34,079	21,999
Assets held for sale	—	171,185

Total current assets	310,583	531,133
Property, plant and equipment, net	53,835	46,137
Patents and other intangible assets, net	7,290	8,846
Goodwill	74,388	73,094
Deferred income taxes	18,881	16,741
Other long-term assets	7,920	9,429

Total assets	$472,897	$685,380

Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$16	$1,318
Current portion of long-term debt	—	17,500
Trade accounts payable	22,575	18,231
Accrued charges related to U.S. Government resolutions	—	83,138
Other current liabilities	39,594	40,836
Liabilities held for sale	—	22,676

Total current liabilities	62,185	183,699
Long-term debt	20,000	191,195
Deferred income taxes	11,456	9,778
Other long-term liabilities	11,424	8,634

Total liabilities	105,065	393,306
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,339,329 and 18,465,444 issued and outstanding as of December 31, 2012 and 2011, respectively	1,934	1,846
Additional paid-in capital	246,306	214,505
Retained earnings	114,847	72,009
Accumulated other comprehensive income	4,745	3,714

Total shareholders’ equity	367,832	292,074

Total liabilities and shareholders’ equity	$472,897	$685,380

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2012, 2011 and 2010

(U.S. Dollars, in thousands, except share and per share data)	2012	2011	2010
	(Restated)	(Restated)	(Restated)
Product sales	$401,039	$405,147	$432,845
Marketing service fees	46,542	36,824	29,726

Net sales	447,581	441,971	462,571
Cost of sales	98,253	95,527	97,093

Gross profit	349,328	346,444	365,478
Operating expenses
Sales and marketing	187,131	193,511	196,113
General and administrative	53,391	64,481	73,010
Research and development	28,577	22,861	27,958
Amortization of intangible assets	2,298	2,550	2,413
Charges related to U.S. Government resolutions (Note 17)	1,295	57,141	—

	272,692	340,544	299,494

Operating income	76,636	5,900	65,984
Other income and (expense)
Interest expense, net	(4,743)	(5,541)	(11,287)
Other income (expense)	(1,705)	(2,412)	331

	(6,448)	(7,953)	(10,956)

Income (loss) before income taxes	70,188	(2,053)	55,028
Income tax expense	(25,138)	(14,165)	(24,031)

Net income (loss) from continuing operations, net of tax	45,050	(16,218)	30,997

Discontinued operations (Note 16)
Gain on sale of Breg, Inc., net of tax	1,345	—	—
Gain on sale of vascular operations, net of tax (Note 22)	—	—	8,521
Income (loss) from discontinued operations	(2,994)	(2,705)	5,089
Income tax benefit (expense)	(563)	813	(311)

Net income (loss) from discontinued operations, net of tax	(2,212)	(1,892)	13,299

Net income (loss)	$42,838	$(18,110)	$44,296

Net income (loss) per common share—basic:
Net income (loss) from continuing operations, net of tax	$2.37	$(0.89)	$1.76
Net income (loss) from discontinued operations, net of tax	(0.12)	(0.10)	0.76

Net income (loss) per common share—basic	$2.25	$(0.99)	$2.52

Net income (loss) per common share—diluted:
Net income (loss) from continuing operations, net of tax	$2.32	$(0.89)	$1.73
Net income (loss) from discontinued operations, net of tax	(0.11)	(0.10)	0.74

Net income (loss) per common share—diluted:	$2.21	$(0.99)	$2.47

Weighted average number of common shares:
Basic	18,977,263	18,219,343	17,601,956

Diluted	19,390,413	18,219,343	17,913,545

Other comprehensive income (loss), before tax:
Translation adjustment	$768	$(2,279)	$(1,317)
Unrealized gain (loss) on derivative instrument	416	(693)	(126)

Other comprehensive income (loss), before tax	1,184	(2,972)	(1,443)
Income tax (expense) benefit related to components of other comprehensive income	(153)	256	36

Other comprehensive income (loss), net of tax	1,031	(2,716)	(1,407)

Comprehensive income (loss)	$43,869	$(20,826)	$42,889

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2012, 2011 and 2010

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2009	17,141,710	$1,714	$177,246	$54,119	$7,190	$240,269

Cumulative effect of adjustment on opening balance	—	—	—	(8,296)	647	(7,649)

Net income	—	—	—	44,296	—	44,296

Unrealized loss on derivative instrument (net of taxes of $36)	—	—	—	—	(90)	(90)
Translation adjustment	—	—	—	—	(1,317)	(1,317)

Tax benefit on exercise of stock options	—	—	2,417	—	—	2,417
Share-based compensation expense	—	—	8,138	—	—	8,138
Common shares issued	584,935	58	7,796	—	—	7,854

At December 31, 2010 (Restated)	17,726,645	1,772	195,597	90,119	6,430	293,918

Net loss	—	—	—	(18,110)	—	(18,110)

Unrealized loss on derivative instrument (net of taxes of $256)	—	—	—	—	(437)	(437)
Translation adjustment	—	—	—	—	(2,279)	(2,279)

Purchase of minority interest			(517)			(517)
Tax benefit on exercise of stock options	—	—	1,737	—	—	1,737
Reclassification for tax benefit on exercise of stock options			(8,999)			(8,999)
Share-based compensation expense	—	—	6,648	—	—	6,648
Common shares issued	738,799	74	20,039	—	—	20,113

At December 31, 2011 (Restated)	18,465,444	1,846	214,505	72,009	3,714	292,074

Net income	—	—	—	42,838	—	42,838

Unrealized gain on derivative instrument (net of taxes of $153)	—	—	—	—	263	263
Translation adjustment	—	—	—	—	768	768

Share-based compensation expense	—	—	6,303	—	—	6,303
Common shares issued	873,885	88	25,498	—	—	25,586

At December 31, 2012 (Restated)	19,339,329	$1,934	$246,306	$114,847	$4,745	$367,832

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(U.S. Dollars, in thousands)	2012	2011	2010
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$42,838	$(18,110)	$44,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,580	23,017	22,087
Amortization of debt costs	1,737	1,239	471
Provision for doubtful accounts	10,572	12,936	8,616
Deferred income taxes	(1,252)	(52)	591
Share-based compensation	6,303	6,648	8,138
Loss on refinancing of credit facility	—	—	550
Gain on interest rate swap	—	—	(1,254)
Gain on sale of Breg, Inc, net of tax	(1,345)	—	—
Net gain on sale of vascular operations, net of tax	—	—	(8,521)
Excess income tax benefit on employee stock-based awards	(1,020)	(1,737)	(2,417)
Income tax benefit on employee stock-based awards	2,910	—	—
Other	4,136	4,491	4,439
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	(18,438)	293	(16,645)
Inventories	(2,495)	(12,624)	9,767
Escrow receivable	41,537	(32,562)	(2,049)
Prepaid expenses and other current assets	(15,577)	2,829	(4,378)
Trade accounts payable	4,575	2,322	(2,866)
Charges related to U.S. Government resolutions	(83,178)	89,101	—
Other current liabilities	(5,729)	1,419	(9,695)
Other long-term assets	3,416	(17,307)	(744)
Other long-term liabilities	616	2,878	(8,073)

Net cash provided by operating activities	10,186	64,781	42,313
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(27,994)	(24,965)	(25,844)
Capital expenditures for intangible assets	(780)	(793)	(517)
Payment made in connection with acquisition	—	(5,250)	—
Net proceeds from sale of Breg Inc.	153,773	—	—
Net proceeds from the sale of vascular operations	—	—	24,215

Net cash provided by (used in) investing activities	124,999	(31,008)	(2,146)
Cash flows from financing activities:
Net proceeds from issuance of common shares	25,586	20,113	7,854
Payment of refinancing fees and debt issuance costs	—	(758)	(4,266)
Repayments of long-term debt	(188,695)	(7,500)	(36,269)
Proceeds from (repayment of) bank borrowings, net	(1,297)	(2,561)	1,723
Changes in restricted cash	25,799	(24,178)	(11,290)
Cash payment for purchase of minority interest in subsidiary	—	(517)	—
Excess income tax benefit on employee stock-based awards	1,020	1,737	2,417

Net cash used in financing activities	(137,587)	(13,664)	(39,831)
Effect of exchange rate changes on cash	250	(463)	(103)

Net increase (decrease) in cash and cash equivalents	(2,152)	19,646	233
Cash and cash equivalents at the beginning of the year	33,207	13,561	13,328

Cash and cash equivalents at the end of the year	$31,055	$33,207	$13,561

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,569	$17,088	$16,032

Income taxes	$18,268	$26,227	$29,743

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

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity. Transactional foreign currency gains and (losses), including those generated from intercompany operations, are included in other expense, net and were $0.5 million loss, $1.6 million loss and $0.1 million loss for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess, obsolete or impaired items which is reviewed and updated on a periodic basis by management. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Italy, cost is determined on a weighted-average basis, which approximates the first-in, first-out (“FIFO”) method, due to the high turn-over rate of inventory at this location. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Texas, standard costs, which approximates actual cost on a FIFO basis, is used to value inventory. Standard costs are reviewed annually by management, or more often in the event circumstances indicate a change in cost has occurred. The valuation of work-in-process, finished products, field inventory and consignment inventory includes the cost of materials, labor and other production costs. Field inventory represents immediately saleable finished products inventory that is in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals.

(h)	Long-lived assets, including intangibles and goodwill

Property, plant and equipment is stated at cost less accumulated depreciation. Costs include all expenditures necessary to place the asset in service, including freight and sales and use taxes. Plant and equipment also includes instrumentation held by customers and is generally used to facilitate the implantation of the Company’s products. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. The useful lives are as follows:

Years
Buildings	25 to 33
Plant, equipment and instrumentation	2 to 10
Furniture and fixtures	4 to 8

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

The Company generally calculates fair value of indefinite-lived intangible assets as the present value of estimated future cash flows. In determining the estimated future cash flows associated with intangible assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment.

The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company has identified two reporting units, which are consistent with the Company’s reporting segments; Spine and Orthopedics (see Note 13 for additional information).

Goodwill

In order to calculate the respective carrying values, the Company initially recorded goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit. Effective January 1, 2011, the Company re-aligned its reporting units and consequently reallocated the carrying value of goodwill from its previous reporting units to its new reporting units based on the relative fair value of each new reporting unit to total enterprise value at January 1, 2011.

In the first quarter of 2012, Accounting Standards Update (“ASU”) 2011-08, “Testing of Goodwill for Impairment” became effective. ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e. the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed.

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

The Company utilizes a cross currency swap to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro. The cross currency swap has been accounted for as a cash flow hedge in accordance with ASC Topic 815, Derivatives and Hedging.

See Note 10 for a description of the types of derivative instruments the Company utilizes.

(j)	Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge (see Note 10). The components of and changes in accumulated other comprehensive income are as follows:

(U.S. Dollars, in thousands)	Foreign Currency Translation Adjustments	Fair Value of Cross- Currency Swaps	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010 (Restated)	$6,125	$305	$6,430
Unrealized loss on cross-currency swaps, net of tax benefit of $256	—	(437)	(437)
Foreign currency translation adjustment (1)	(2,279)	—	(2,279)

Balance at December 31, 2011 (Restated)	3,846	(132)	3,714
Unrealized gain on cross-currency swaps, net of tax of $153	—	263	263
Foreign currency translation adjustment (1)	768	—	768

Balance at December 31, 2012 (Restated)	$4,614	$131	$4,745

(1)	As the cash generally remains permanently invested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

(k)	Revenue recognition and accounts receivable

Commercial revenue is related to the sale of the Company’s spine and orthopedic implant products, generally representing hospital customers. Revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Revenue is derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of our stimulation products. Revenue is recognized when the stimulation product is placed on or implanted in and accepted by the patient. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or pre-authorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

For distributor revenue which is related primarily to spine and orthopedic implant products, the Company recognizes revenue either on a sell-in or sell-through basis depending on the specific circumstances of the distributor. In some cases the Company recognizes distributor revenue as title and risk of loss passes at either shipment from the Company’s facilities or receipt at the distributor’s facility, assuming all other revenue recognition criteria has been achieved (the “sell-in method”). Based on the results of the Independent Review, the Company determined in some cases the revenue recognition criteria for distributor sales were not satisfied at the time of shipment or receipt; specifically, the existence of extra-contractual terms or arrangements caused the Company not to meet the fixed or determinable criteria for revenue recognition in some cases, and in others collectability had not been established. In situations where we are unable to satisfy the requirements to recognize revenue on the sell-in method, we recognize revenue relating to distributor arrangements once the product is delivered to the end customer (the “sell-through method”). Because the Company does not have reliable information about when its distributors sell the product through to end customers, the Company uses cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases the Company is legally entitled to the accounts receivable at the time of shipment, the Company has not recognized accounts receivables or any corresponding deferred revenues associated with distributor transactions for which revenue is recognized on the sell-through method. Effective April 1, 2013, all distributor revenue is recognized on the sell-through basis.

For distributors on the sell-in method, cost of sales are recognized upon shipment. For sell-through distributors, whose revenue is recognized upon cash receipt, the Company considers whether to match the related cost of sales expense with revenue or to recognize expense upon shipment. In making this assessment, the Company considers the financial viability of its distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, the Company defers the costs of sales until the revenue is recognized.

Biologics revenue is primarily related to a collaborative arrangement with MTF. In 2008, the Company entered into a collaborative arrangement with MTF to develop and commercialize Trinity Evolution ®, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, the Company and MTF operated under the terms of a separate commercialization agreement. Under the terms of the 10-year agreement, MTF sourced the tissue, processed it to create the bone growth matrix, packaged and delivered it to the customer in accordance with orders received from the Company. The Company has exclusive global marketing rights for Trinity Evolution ® and receives marketing fees from MTF based on total sales. These marketing fees are recorded on a net basis within net sales and were $46.5 million, $36.8 million and $29.7 million in 2012, 2011 and 2010, respectively. On January 10, 2012, the Company announced that it had reached an agreement with MTF to both co-develop and commercialize a new technology for use in bone grafting applications and to expand MTF’s Trinity Evolution ® processing capacity. The amendment amends the term of the existing agreement until the later of (i) 15 years after the date that certain development milestones were achieved under the existing agreement (which occurred during 2010) or (ii) the date that certain licensing arrangements between the Company and NuVasive, Inc. expire. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis upon shipment of the product to the customer.

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

The Company will generally sell receivables from certain Italian hospitals each year. The estimated related fee for 2012 was $0.6 million which is recorded as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

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

The Company expenses all advertising costs as incurred. Advertising expense included in sales and marketing expense for the years ended December 31, 2012, 2011 and 2010 was $0.3 million, $0.5 million and $0.6 million, respectively.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company re-evaluates income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

The Company includes imputed interest related to tax issues as part of income tax expense in our consolidated financial statements. The Company records any applicable penalties related to tax issues within the income tax provision.

(q)	Net income (loss) per common share

Net income (loss) per common share—basic is computed using the weighted average number of common shares outstanding during each of the respective years. Net income (loss) per common share—diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the “treasury stock” method, if dilutive. Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding share options (see Note 20). The only differences between basic and diluted shares result from the assumed exercise of certain outstanding share options.

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

2.	Restatement of the Consolidated Financial Statements

Background

In July 2013, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an independent review with the assistance of outside professionals into whether the Company had properly recognized revenue under U.S. generally accepted accounting principles (“GAAP”) in connection with certain revenue that had been recorded in 2012 and 2011 (the “Independent Review”). In conjunction with the Independent Review, the Company concluded that errors existed in the Company’s previously issued financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 (as well as the interim quarterly periods within such years), as well as for the interim quarterly period ended March 31, 2013. In addition, the Company has identified and corrected errors occurring prior to January 1, 2010 by recognizing a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders’ equity included in these consolidated financial statements.

In reaching these conclusions, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale, such as extended payment terms and return and exchange rights for sales to distributors with respect to certain transactions, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in these restated consolidated financial statements, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

The correction of these errors had the following impact: decreased net sales by $14.7 million and $28.2 million for the years ended December 31, 2012 and 2011, respectively, and increased net sales by $1.9 million for the year ended December 31, 2010; decreased net income from continuing operations by $8.9 million and $14.5 million for the years ended December 31, 2012 and 2011, respectively, and increased net income from continuing operations by $3.2 million for the year ended December 31, 2010; and decreased opening retained earnings and total shareholders’ equity at January 1, 2010 by $8.3 million and $7.6 million, respectively. The following include descriptions of the significant adjustments to the Company’s financial position and results of operations from the previously reported consolidated financial statements.

Distributor Revenue Recognition

The Company has determined that it previously recognized revenue with respect to certain distributor relationships before all revenue recognition criteria were met. Specifically, the Company has determined that a fixed or determinable sales price did not exist, and/or collection was not reasonably assured, with respect to certain transactions where revenue had previously been recognized at the time of shipment. Specifically, the Company’s review revealed arrangements, or extra-contractual terms, with certain of the Company’s distributors regarding extended payment terms, return or exchange rights, and contingent payment obligations for sales to such distributors with respect to certain transactions. There were also concessions being made subsequent to the shipment of inventory to the distributors and the related revenue recognition. Based on the results of this review, it was determined that these arrangements were not appropriately evaluated under the appropriate revenue recognition criteria applicable under GAAP. Distributor sales represented approximately 11 – 13% of the Company’s net sales (prior to the restatement) of approximately $462 million, $470 million, and $461 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company previously recognized distributor revenue as title and risk of loss passed at either shipment from the Company’s facilities or receipt at the distributor’s facility, assuming all other revenue recognition criteria had been achieved (the “sell-in method”). Based on review of all facts and circumstances related to the arrangements described above, the Company determined that in many instances the revenue recognition criteria under the sell-in method were not satisfied at the time of shipment or receipt; specifically, the existence of extra-contractual terms or arrangements caused the Company not to meet the fixed or determinable criteria for revenue recognition in some cases, and in others collectability had not been established. In situations where the Company is unable to reasonably estimate the effects of these extra-contractual terms, it is precluded from recognizing revenue relating to distributor arrangements until the product is delivered to the end customer. This method is commonly referred to as the “sell-through”

revenue recognition method because the vendor does not recognize revenue until the transaction consideration is fixed or determinable, which coincides with the selling of the product through the distribution channel to the end customer. Because the Company does not have reliable information about when its distributors sell the product through to end customers, the Company will use cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases the Company is legally entitled to the accounts receivable at the time of shipment, since the revenue recognition criteria has not been met, the Company has not recognized accounts receivables or any corresponding deferred revenues associated with these transactions.

As part of the review, the Company also considered the accounting treatment for the related cost of sales when distributor revenue is recognized on a sell-through basis. Previously, cost of sales were recognized upon shipment; however, the Company believes the matching of the recognition of costs of sales with revenue is preferred and therefore considered if such costs should be deferred until revenue is recognized on a sell-through basis. In making this assessment, the Company considered the financial viability of its distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped was reasonably assured at the time of shipment to these distributors. In instances where the distributor was determined to be financially viable, the Company determined that costs of sales should be deferred until the revenue is recognized. For those distributors where the Company has concluded that collectability was not reasonably assured, the Company has expensed the related cost of sales upon shipment.

Based on the results of the Independent Review, the Company determined that all distributor transactions should be transitioned to the sell-through method of accounting as of the dates described below:

•	For distributor transactions within the Company’s Orthopedics division, the Company has determined that sell-through accounting should be applied within the Brazil subsidiary for all prior periods given the frequency with which the Company conducted business under extra-contractual and undocumented terms, as well as the Company’s inability to fully access underlying transactional and other information that would be necessary to evaluate transactions under a sell-in basis. Adjustments from periods ending prior to January 1, 2010 are presented by recording a cumulative effect in opening retained earnings and total shareholders’ equity at January 1, 2010. For distributor transactions within the division outside the Brazil subsidiary, there were also sales to four distributors that did not meet the fixed or determinable or collectability revenue recognition criteria and therefore, such sales were adjusted to sell-through accounting in the restatement.

•	For distributor transactions within the Company’s U.S. Spine division, the Company has determined that sell-through accounting should be applied beginning January 1, 2011. Following its consideration of the information provided from the Independent Review, the Company believes that January 1, 2011 is the date extra-contractual terms became pervasive in the Company’s U.S. business, and it is unaware of circumstances existing prior to that date that would require it to broadly apply sell-through accounting to all distributor transactions within the U.S. Spine division. Additionally, there were sales in 2012 and 2011 for which revenue was previously recognized that did not meet the fixed or determinable criteria and the product associated with such sales was subsequently returned in 2013 (i) under the terms of negotiated agreements whereby the Company terminated its relationships with two distributors and (ii) by an additional distributor who returned certain product sold pursuant to a contingent sales arrangement. Such sales represented approximately $3.3 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively. Due to the return of the product, no revenue will be recognized for these transactions.

•	The Company has determined that stimulation products sold to distributors within the Company’s U.S. Spine division during 2012 did not meet the fixed or determinable (and in some cases, collectability) revenue recognition criterion at the time of shipment. Therefore, the Company has determined that sell-through accounting should be applied for these sales. Management also determined that many of these distributors (or affiliates thereof) received commission payments as part of the sales transactions, which the Company previously recorded as sales and marketing expense. The Company has recorded adjustments in the restatement to net these commission expenses against revenue, as they represented product discounts.

•	The Company has determined that it will prospectively apply sell-through accounting for all remaining distributor arrangements (which entails arrangements within the Company’s Orthopedics division outside the Brazil subsidiary) beginning April 1, 2013, the earliest date for which financial statements have not previously been issued by the Company. Although the Independent Review did not provide information to indicate extra-contractual terms or that historical revenue recognition was inappropriate in these remaining instances, the Company believes the information from the Independent Review indicating that the Company has a history of extra-contractual arrangements for distributor transactions, as described above, provides additional information which should be considered in reassessing the application of sell-through accounting on a prospective basis, particularly given that the Company believes that there is a higher risk associated with distributor arrangements generally.

The effect of adjustments made to the Company’s previously filed consolidated statements of operations as a result of these matters are shown in the tables below. These adjustments also had the following effects on the Company’s previously filed consolidated balance sheets:

•	Accounts receivable decreased as of December 31, 2012 and December 31, 2011, by $41.3 million and $33.8 million, respectively, related to the de-recognition of receivables for which revenue has been deferred and will now be recognized on a sell-through basis, based on cash collections.

•	Inventory increased as of December 31, 2012 and December 31, 2011 by $11.0 million and $8.8 million, respectively, to recognize the costs of inventory shipments to distributors determined to be financially viable as discussed previously.

Inventory Reserves

The Company also identified material errors in inventory reserves. One error related to the Company recording an increase of $1.2 million to the Company’s excess and obsolete reserve in the second quarter of 2012 related to a product within the Spine business that was subsequently reversed by the Company in the fourth quarter of 2012. During the Company’s review, it was determined that removing the reserve in the fourth quarter of 2012 was not correct; therefore the reserve has been reinstated.

The Company has also determined that certain inconsistencies existed with respect to how the Company previously computed and recorded inventory reserves. As a result, the Company has reviewed the methodologies used to compute and record inventory reserves and determined that errors in the application of GAAP existed in prior periods, which required adjustment in these financial statements. Based on this review, the Company has determined that it previously made reductions to previously recorded reserves based on changes in forecasted demand, which it believes was contrary to guidance set forth in ASC Topic 330, Inventory (specifically ASC 330-10-35-14), which states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances. The restated consolidated financial statements contain several adjustments to reflect recomputed inventory reserves in each of the relevant periods.

These adjustments resulted in a decrease to inventory (due to an increase in reserves) as of December 31, 2012 and December 31, 2011, by $14.8 million and $8.8 million, respectively.

Royalties

The Company also reviewed the accounting for royalties and determined there were royalties classified as sales and marketing expense; however, such royalties were based on sales of products and were paid to doctors who consulted on development of those products. Given these amounts are attributable to the cost of producing our products, we determined they are correctly classified as cost of goods sold.

Other Adjustments

In addition to the adjustments recorded to address the Company’s errors in accounting for distributor revenue recognition, inventory reserves, and royalties, the Company has identified other errors that are generally not material, individually or in the aggregate, but have been recorded in connection with the restatement.

Included in Other Adjustments are adjustments to reclassify interest expense from continuing operations to discontinued operations of $3.9 million, and $4.9 million for the years ended December 31, 2011 and 2010, respectively. The reclassification was necessary as the Company used a portion of the proceeds from the sale of Breg, Inc. to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility.

There were no material impacts to the statements of cash flows for the items above other than to increase operating cash flows and decrease financing cash flows for $1 million for the year ended December 31, 2012. The results of the adjustments to the Company’s previously filed consolidated statements of operations detailed above are summarized in the tables below. The tax effect of the adjustments is estimated based on the Company’s effective tax rate.

	Year Ended December 31, 2012
		Adjustments by Category
(U.S. Dollars, in thousands)	Previously Reported	Distributor Revenue	Inventory Reserves	Royalties	Other	Total Adjustments	Restated
Net sales	$462,320	$(14,777)	$—	$—	$38	$(14,739)	$447,581
Cost of sales	86,492	(2,032)	5,647	8,190	(44)	11,761	98,253

Gross profit	375,828	(12,745)	(5,647)	(8,190)	82	(26,500)	349,328
Operating expenses
Sales and marketing	200,343	(6,629)	—	(8,190)	1,607	(13,212)	187,131
General and administrative	53,827	(2)	—	—	(434)	(436)	53,391
Research and development	28,577	—	—	—	—	—	28,577
Amortization of intangibles assets	2,098	—	—	—	200	200	2,298
Charges related to U.S. Government resolutions	1,973	—	—	—	(678)	(678)	1,295

	286,818	(6,631)	—	(8,190)	695	(14,126)	272,692

Operating income	89,010	(6,114)	(5,647)	—	(613)	(12,374)	76,636
Other income and (expense)	(6,282)	—	—	—	(166)	(166)	(6,448)

Income before income taxes	82,728	(6,114)	(5,647)	—	(779)	(12,540)	70,188
Income tax expense	(28,792)	1,782	1,645	—	227	3,654	(25,138)

Net income from continuing operations, net of tax	$53,936	$(4,332)	$(4,002)	$—	$(552)	$(8,886)	$45,050

	Year Ended December 31, 2011
		Adjustments by Category
(U.S. Dollars, in thousands)	Previously Reported	Distributor Revenue	Inventory Reserves	Royalties	Other	Total Adjustments	Restated
Net sales	$470,121	$(29,135)	$—	$—	$985	$(28,150)	$441,971
Cost of sales	92,619	(8,289)	3,377	7,713	107	2,908	95,527

Gross profit	377,502	(20,846)	(3,377)	(7,713)	878	(31,058)	346,444
Operating expenses
Sales and marketing	200,145	(1,216)	—	(7,713)	2,295	(6,634)	193,511
General and administrative	64,374	—	—	—	107	107	64,481
Research and development	22,861	—	—	—	—	—	22,861
Amortization of intangibles assets	2,350	—	—	—	200	200	2,550
Charges related to U.S. Government resolutions	56,463	—	—	—	678	678	57,141

	346,193	(1,216)	—	(7,713)	3,280	(5,649)	340,544

Operating income	31,309	(19,630)	(3,377)	—	(2,402)	(25,409)	5,900
Other income and (expense)	(11,868)	—	—	—	3,915	3,915	(7,953)

Income (loss) before income taxes	19,441	(19,630)	(3,377)	—	1,513	(21,494)	(2,053)
Income tax expense	(21,181)	6,408	1,102	—	(494)	7,016	(14,165)

Net loss from continuing operations, net of tax	$(1,740)	$(13,222)	$(2,275)	$—	$1,019	$(14,478)	$(16,218)

	Year Ended December 31, 2010
		Adjustments by Category
(U.S. Dollars, in thousands)	Previously Reported	Distributor Revenue	Inventory Reserves	Royalties	Other	Total Adjustments	Restated
Net sales	$460,629	$2,088	$—	$—	$(146)	$1,942	$462,571
Cost of sales	90,461	(323)	2,281	5,386	(712)	6,632	97,093

Gross profit	370,168	2,411	(2,281)	(5,386)	566	(4,690)	365,478
Operating expenses
Sales and marketing	200,835	(275)	—	(5,386)	939	(4,722)	196,113
General and administrative	72,912	—	—	—	98	98	73,010
Research and development	27,958	—	—	—	—	—	27,958
Amortization of intangibles assets	2,213	—	—	—	200	200	2,413
Charges related to U.S. Government resolutions	—	—	—	—	—	—	—

	303,918	(275)	—	(5,386)	1,237	(4,424)	299,494

Operating income	66,250	2,686	(2,281)	—	(671)	(266)	65,984
Other income and (expense)	(15,886)	—	—	—	4,930	4,930	(10,956)

Income before income taxes	50,364	2,686	(2,281)	—	4,259	4,664	55,028
Income tax expense	(22,606)	(821)	697	—	(1,301)	(1,425)	(24,031)

Net income from continuing operations, net of tax	$27,758	$1,865	$(1,584)	$—	$2,958	$3,239	$30,997

The effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2012 are as follows:

	As of December 31, 2012
(U.S. Dollars, in thousands except share and per share data)	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$31,055	$—	$31,055
Restricted cash	21,314	—	21,314
Trade accounts receivable, less allowances of $13,543	150,316	(43,004)	107,312
Inventories	88,744	(5,371)	83,373
Deferred income taxes	16,959	16,491	33,450
Escrow receivable	—	—	—
Prepaid expenses and other current assets	32,056	2,023	34,079
Assets held for sale	—	—	—

Total current assets	340,444	(29,861)	310,583
Property, plant and equipment, net	51,362	2,473	53,835
Patents and other intangible assets, net	6,880	410	7,290
Goodwill	74,388	—	74,388
Deferred income taxes	19,904	(1,023)	18,881
Other long-term assets	11,303	(3,383)	7,920

Total assets	$504,281	$(31,384)	$472,897

Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$16	$—	$16
Current portion of long-term debt	—	—	—
Trade accounts payable	21,812	763	22,575
Accrued charges related to U.S. Government resolutions	—	—	—
Other current liabilities	46,969	(7,375)	39,594
Liabilities held for sale	—	—	—

Total current liabilities	68,797	(6,612)	62,185
Long-term debt	20,000	—	20,000
Deferred income taxes	11,456	—	11,456
Other long-term liabilities	4,930	6,494	11,424

Total liabilities	105,183	(118)	105,065
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,339,329 issued and outstanding	1,934	—	1,934
Additional paid-in capital	246,111	195	246,306
Retained earnings	148,549	(33,702)	114,847
Accumulated other comprehensive income	2,504	2,241	4,745

Total shareholders’ equity	399,098	(31,266)	367,832

Total liabilities and shareholders’ equity	$504,281	$(31,384)	$472,897

The effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2011 are as follows:

	As of December 31, 2011
(U.S. Dollars, in thousands except share and per share data)	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$33,207	$—	$33,207
Restricted cash	45,476	—	45,476
Trade accounts receivable, less allowances of $9,341	132,828	(32,940)	99,888
Inventories	82,969	(1,441)	81,528
Deferred income taxes	16,349	19,964	36,313
Escrow receivable	41,537	—	41,537
Prepaid expenses and other current assets	26,069	(4,070)	21,999
Assets held for sale	171,185	—	171,185

Total current assets	549,620	(18,487)	531,133
Property, plant and equipment, net	43,368	2,769	46,137
Patents and other intangible assets, net	8,236	610	8,846
Goodwill	73,094	—	73,094
Deferred income taxes	18,584	(1,843)	16,741
Other long-term assets	11,570	(2,141)	9,429

Total assets	$704,472	$(19,092)	$685,380

Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$1,318	$—	$1,318
Current portion of long-term debt	17,500	—	17,500
Trade accounts payable	16,488	1,743	18,231
Accrued charges related to U.S. Government resolutions	82,500	638	83,138
Other current liabilities	45,327	(4,491)	40,836
Liabilities held for sale	22,676	—	22,676

Total current liabilities	185,809	(2,110)	183,699
Long-term debt	191,195	—	191,195
Deferred income taxes	9,778		9,778
Other long-term liabilities	2,519	6,115	8,634

Total liabilities	389,301	4,005	393,306
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,465,444 issued and outstanding	1,846	—	1,846
Additional paid-in capital	214,310	195	214,505
Retained earnings	97,254	(25,245)	72,009
Accumulated other comprehensive income	1,761	1,953	3,714

Total shareholders’ equity	315,171	(23,097)	292,074

Total liabilities and shareholders’ equity	$704,472	$(19,092)	$685,380

The effects of the restatements on the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2012 are as follows:

	Year Ended December 31, 2012
(U.S. Dollars, in thousands, except share and per share data)	Previously Reported	Adjustments	Restated
Product sales	$415,850	(14,811)	$401,039
Marketing service fees	46,470	72	46,542

Net sales	462,320	(14,739)	447,581
Cost of sales	86,492	11,761	98,253

Gross profit	375,828	(26,500)	349,328
Operating expenses
Sales and marketing	200,343	(13,212)	187,131
General and administrative	53,827	(436)	53,391
Research and development	28,577	—	28,577
Amortization of intangible assets	2,098	200	2,298
Charges related to U.S. Government resolutions (Note 17)	1,973	(678)	1,295

	286,818	(14,126)	272,692

Operating income	89,010	(12,374)	76,636
Other income and (expense)
Interest expense, net	(4,577)	(166)	(4,743)
Other expense	(1,705)	—	(1,705)

	(6,282)	(166)	(6,448)

Income before income taxes	82,728	(12,540)	70,188
Income tax expense	(28,792)	3,654	(25,138)

Net income from continuing operations, net of tax	53,936	(8,886)	45,050

Discontinued operations (Note 16)
Gain on sale of Breg, Inc., net of tax	1,345	—	1,345
Gain on sale of vascular operations, net of tax (Note 22)	—	—	—
Loss from discontinued operations	(4,012)	1,018	(2,994)
Income tax benefit (expense)	26	(589)	(563)

Net loss from discontinued operations, net of tax	(2,641)	429	(2,212)

Net income	$51,295	(8,457)	$42,838

Net income (loss) per common share—basic:
Net income from continuing operations, net of tax	$2.84	(0.47)	$2.37
Net loss from discontinued operations, net of tax	(0.14)	0.02	(0.12)

Net income per common share—basic	$2.70	(0.45)	$2.25

Net income (loss) per common share—diluted:
Net income from continuing operations, net of tax	$2.78	(0.46)	$2.32
Net loss from discontinued operations, net of tax	(0.14)	0.03	(0.11)

Net income per common share—diluted:	$2.64	(0.43)	$2.21

Weighted average number of common shares:
Basic	18,977,263	—	18,977,263

Diluted	19,390,413	—	19,390,413

Other comprehensive income, before tax:
Translation adjustment	$480	288	$768
Unrealized gain on derivative instrument	416	—	416

Other comprehensive income, before tax	896	288	1,184
Income tax expense related to components of other comprehensive income	(153)	—	(153)

Other comprehensive income, net of tax	743	288	1,031

Comprehensive income	$52,038	(8,169)	$43,869

The effects of the restatements on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2011 are as follows:

	Year Ended December 31, 2011
(U.S. Dollars, in thousands, except share and per share data)	Previously Reported	Adjustments	Restated
Product sales	$432,975	(27,828)	$405,147
Marketing service fees	37,146	(322)	36,824

Net sales	470,121	(28,150)	441,971
Cost of sales	92,619	2,908	95,527

Gross profit	377,502	(31,058)	346,444
Operating expenses
Sales and marketing	200,145	(6,634)	193,511
General and administrative	64,374	107	64,481
Research and development	22,861	—	22,861
Amortization of intangible assets	2,350	200	2,550
Charges related to U.S. Government resolutions (Note 17)	56,463	678	57,141

	346,193	(5,649)	340,544

Operating income	31,309	(25,409)	5,900
Other income and (expense)
Interest expense, net	(9,456)	3,915	(5,541)
Other expense	(2,412)	—	(2,412)

	(11,868)	3,915	(7,953)

Income (loss) before income taxes	19,441	(21,494)	(2,053)
Income tax expense	(21,181)	7,016	(14,165)

Net loss from continuing operations, net of tax	(1,740)	(14,478)	(16,218)

Discontinued operations (Note 16)
Gain on sale of Breg, Inc., net of tax	—	—	—
Gain on sale of vascular operations, net of tax (Note 22)	—	—	—
Income (loss) from discontinued operations	1,263	(3,968)	(2,705)
Income tax (expense) benefit	(596)	1,409	813

Net income (loss) from discontinued operations, net of tax	667	(2,559)	(1,892)

Net loss	$(1,073)	(17,037)	$(18,110)

Net income (loss) per common share—basic:
Net loss from continuing operations, net of tax	$(0.10)	(0.79)	$(0.89)
Net income (loss) from discontinued operations, net of tax	0.04	(0.14)	(0.10)

Net loss per common share—basic	$(0.06)	(0.93)	$(0.99)

Net income (loss) per common share—diluted:
Net loss from continuing operations, net of tax	$(0.10)	(0.79)	$(0.89)
Net income (loss) from discontinued operations, net of tax	0.04	(0.14)	(0.10)

Net loss per common share—diluted:	$(0.06)	(0.93)	$(0.99)

Weighted average number of common shares:
Basic	18,219,343	—	18,219,343

Diluted	18,219,343	—	18,219,343

Other comprehensive loss, before tax:
Translation adjustment	$(3,192)	913	$(2,279)
Unrealized loss on derivative instrument	(693)	—	(693)

Other comprehensive loss, before tax	(3,885)	913	(2,972)
Income tax benefit related to components of other comprehensive income	256	—	256

Other comprehensive loss, net of tax	(3,629)	913	(2,716)

Comprehensive loss	$(4,702)	(16,124)	$(20,826)

The effects of the restatements on the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2010 are as follows:

	Year Ended December 31, 2010
(U.S. Dollars, in thousands, except share and per share data)	Previously Reported	Adjustments	Restated
Product sales	$430,783	2,062	$432,845
Marketing service fees	29,846	(120)	29,726

Net sales	460,629	1,942	462,571
Cost of sales	90,461	6,632	97,093

Gross profit	370,168	(4,690)	365,478
Operating expenses
Sales and marketing	200,835	(4,722)	196,113
General and administrative	72,912	98	73,010
Research and development	27,958	—	27,958
Amortization of intangible assets	2,213	200	2,413
Charges related to U.S. Government resolutions (Note 17)	—	—	—

	303,918	(4,424)	299,494

Operating income	66,250	(266)	65,984
Other income and (expense)
Interest expense, net	(16,217)	4,930	(11,287)
Other expense	331	—	331

	(15,886)	4,930	(10,956)

Income before income taxes	50,364	4,664	55,028
Income tax expense	(22,606)	(1,425)	(24,031)

Net income from continuing operations, net of tax	27,758	3,239	30,997

Discontinued operations (Note 16)
Gain on sale of Breg, Inc., net of tax	—	—	—
Gain on sale of vascular operations, net of tax (Note 22)	12,019	(3,498)	8,521
Income from discontinued operations	10,015	(4,926)	5,089
Income tax expense	(5,584)	5,273	(311)

Net income from discontinued operations, net of tax	16,450	(3,151)	13,299

Net income	$44,208	88	$44,296

Net income per common share—basic:
Net income from continuing operations, net of tax	$1.58	0.18	$1.76
Net income from discontinued operations, net of tax	0.93	(0.17)	0.76

Net income per common share—basic	$2.51	0.01	$2.52

Net income per common share—diluted:
Net income from continuing operations, net of tax	$1.55	0.18	$1.73
Net income from discontinued operations, net of tax	0.92	(0.18)	0.74

Net income per common share—diluted:	$2.47	—	$2.47

Weighted average number of common shares:
Basic	17,601,956	—	17,601,956

Diluted	17,913,545	—	17,913,545

Other comprehensive income (loss), before tax:
Translation adjustment	$(1,710)	393	$(1,317)
Unrealized loss on derivative instrument	(126)	—	(126)

Other comprehensive loss, before tax	(1,836)	393	(1,443)
Income tax benefit related to components of other comprehensive income	36	—	36

Other comprehensive loss, net of tax	(1,800)	393	(1,407)

Comprehensive income	$42,408	481	$42,889

3.	Inventories

	December 31,
(U.S. Dollars, in thousands)	2012	2011
	(Restated)	(Restated)
Raw materials	$7,623	$9,894
Work-in-process	7,886	5,606
Finished products	28,308	27,142
Field inventory	22,629	23,237
Consignment inventory	6,155	6,981
Deferred cost of sales	10,772	8,668

	$83,373	$81,528

Field inventory represents immediately saleable finished products that are in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals. Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the revenues and associated cost of sales are recognized.

4.	Property, plant and equipment

	December 31,
(U.S. Dollars, in thousands)	2012	2011
	(Restated)	(Restated)
Cost
Buildings	$3,911	$3,829
Plant, equipment and instrumentation	120,982	104,782
Furniture and fixtures	5,567	5,697

	130,460	114,308
Accumulated depreciation	(76,625)	(68,171)

	$53,835	$46,137

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $15.8 million, $14.3 million and $13.0 million, respectively.

5.	Patents and other intangible assets

	December 31,
(U.S. Dollars, in thousands)	2012	2011
	(Restated)	(Restated)
Cost
Patents	$38,905	$38,893
Trademarks—definite lived	657	545

	39,562	39,438
Accumulated amortization
Patents	(31,845)	(30,211)
Trademarks—definite lived	(427)	(381)

	(32,272)	(30,592)

Patents and other intangible assets, net	$7,290	$8,846

Amortization expense for intangible assets is estimated to be approximately $2.3 million, $1.6 million, $1.3 million, $1.2 million, $0.8 million and $0.1 million for the periods ending December 31, 2013, 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.

6.	Goodwill

The following table presents the changes in the net carrying value of goodwill by reportable segment:

(U.S. Dollars, in thousands)	Spine	Orthopedics	Total
At December 31, 2010	$41,458	$32,140	$73,598

Foreign currency	(39)	(465)	(504)

At December 31, 2011	41,419	31,675	73,094

Foreign currency	145	1,149	1,294

At December 31, 2012	$41,564	$32,824	$74,388

7.	Bank borrowings

Borrowings under the line of credit consist of borrowings in Euros used to fund international operations. The borrowings under such facility were less than $0.1 million and $1.3 million at December 31, 2012 and 2011, respectively. The weighted average interest rate on borrowings under lines of credit as of December 31, 2012 and 2011 was 3.7% and 4.0%, respectively.

The Company had an unused available line of credit of €5.8 million ($7.6 million) and €6.3 million ($8.1 million) at December 31, 2012 and 2011, respectively, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

8.	Other current liabilities

	December 31,
(U.S. Dollars, in thousands)	2012	2011
	(Restated)	(Restated)
Accrued expenses	$17,452	$15,002
Salaries, bonuses, commissions and related taxes payable	17,915	22,743
Other payables	4,227	3,091

	$39,594	$40,836

9.	Long-term debt

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

In May 2012, the Company used a portion of the proceeds from the sale of Breg, Inc. (“Breg”) (see Note 16) to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. As a result of the sale of Breg, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. Additionally, the Company paid $20 million in June and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility. As a result, at December 31, 2012, the Term Loan Facility had been repaid in full and there was $20 million outstanding under the Revolving Credit Facility. As of December 31, 2011, the Company had $91.3 million outstanding under the Term Loan Facility and $117.4 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of December 31, 2012, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.5%. As of December 31, 2011, the entire Term Loan Facility and $100 million of the Revolving Credit Facility was at the LIBOR rate plus a margin of 3.0%. As of December 31, 2011, the remaining $17.4 million of the Revolving Credit Facility was at a base rate (as defined in the Credit Agreement) plus a margin of 2.0%. The effective interest rate on the Credit Facilities as of December 31, 2012 and 2011 was 2.7% and 3.4%, respectively.

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

On August 14, 2013, the Company and certain required lender parties to the Credit Agreement entered into a Limited Waiver (the “Limited Waiver”). Under the Limited Waiver, the lenders under the Credit Agreement (the “Lenders”) collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ending on June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. In addition, the Limited Waiver provided that the restatement of the Company’s financial statements for any period ending on or before March 31, 2013 will not constitute a default or event or default provided that within one business day after the public release or filing of such restated financial statements, the Company delivers corrected financial statements and compliance certificates with respect to such restated periods and immediately pay any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements.

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

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2012 and 2011 is $213.4 million and $162.7 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of December 31, 2012 and 2011 was $21.3 million and $45.5 million, respectively.

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

10.	Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss):

(U.S. Dollars, in thousands)	Fair value: favorable (unfavorable)	Balance sheet location
As of December 31, 2012
Cross-currency swap	$305	Other long-term assets

As of December 31, 2011
Cross-currency swap	$1,011	Other long-term assets

	For the year ended December 31,
(U.S. Dollars, in thousands)	2012	2011	2010
Interest rate swap gain recognized in net income (loss)	$—	$—	$1,254
Cross-currency swap gain (loss) recorded in other comprehensive income (loss), net of taxes	263	(437)	(90)

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

11.	Fair value measurements

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

Level 1—	quoted prices in active markets for identical assets and liabilities

Level 2—	observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3—	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

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

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars, in thousands)	Balance December 31, 2012	Level 1	Level 2	Level 3
Derivative Financial Instruments (1)
Cash Flow Hedges
Cross currency hedge	$305	$—	$305	$—

(U.S. Dollars, in thousands)	Balance December 31, 2011	Level 1	Level 2	Level 3
Derivative Financial Instruments (1)
Cash Flow Hedges
Cross currency hedge	$1,011	$—	$1,011	$—

(1)	See Note 10, “Derivative Instruments”.

12.	Commitments

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

(U.S. Dollars in thousands)
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

	External Net Sales by GBU Year ended December 31,
(U.S. Dollars, in thousands)	2012		2011		2010
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Spine
Spine Repair Implants and Regenerative Biologics	$142,829	32%	$124,415	28%	$132,938	29%
Spine Regenerative Stimulation	159,289	36%	160,946	37%	172,574	37%

Total Spine	302,118	68%	285,361	65%	305,512	66%
Orthopedics	145,463	32%	156,610	35%	157,059	34%

Total Net Sales	$447,581	100%	$441,971	100%	$462,571	100%

The table below presents operating income (loss) from continuing operations by GBU reporting segment:

	Operating Income (Loss) Year Ended December 31,
(U.S. Dollars, in thousands)	2012	2011	2010
	(Restated)	(Restated)	(Restated)
Spine (1)	$80,528	$31,173	$78,451
Orthopedics (2)	13,197	3,779	7,847
Corporate (3)	(17,089)	(29,052)	(20,314)

Total	$76,636	$5,900	$65,984

(1)	For 2011, the operating income for the Spine GBU included $43.1 million of expenses in connection with charges related to U.S. Government resolutions.
(2)	For 2011, the operating income for the Orthopedics GBU included $6.5 million of expenses in connection with charges related to U.S. Government resolutions.
(3)	For 2011, the operating loss for the Corporate GBU included $7.5 million of expenses in connection with charges related to U.S. Government inquiries and $3.2 million of senior management succession charges.

The following table presents depreciation and amortization for continuing operations by GBU reporting segment:

	Depreciation and amortization by GBU Year Ended December 31,
(U.S. Dollars, in thousands)	2012	2011	2010
	(Restated)	(Restated)	(Restated)
Spine	$12,260	$11,091	$8,973
Orthopedics	5,605	5,506	6,282
Corporate	280	263	126

Total	$18,145	$16,860	$15,381

Geographical information

Analysis of net sales by geographic destination:

	Net Sales by Geographic Destination Year Ended December 31,
(U.S. Dollars, in thousands)	2012	2011	2010
	(Restated)	(Restated)	(Restated)
U.S.	$334,624	$328,585	$340,328
International:
U.K.	8,431	8,206	12,509
Italy	18,742	17,447	19,181
Brazil	31,166	34,424	31,112
Other	54,618	53,309	59,441

Total international	112,957	113,386	122,243

Total net sales	$447,581	$441,971	$462,571

Analysis of property, plant and equipment by geographic area:

(U.S. Dollars, in thousands)	2012	2011
	(Restated)	(Restated)
U.S.	$39,554	$33,575
Italy	7,617	7,663
U.K.	1,402	1,449
Brazil	3,421	2,532
Others	1,841	918

Total	$53,835	$46,137

14.	Income taxes

The provision for (benefit from) income taxes on continuing operations in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2012	2011	2010
	(Restated)	(Restated)	(Restated)
U.S.
Current	$17,897	$25,148	$19,336
Deferred	1,788	(12,657)	2,282

Total U.S	19,685	12,491	21,618
Non-U.S.
Current	4,609	2,735	253
Deferred	844	(1,061)	2,160

	5,453	1,674	2,413

Total tax expense	$25,138	$14,165	$24,031

The tax effects of the significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2012	2011
	(Restated)	(Restated)
Intangible assets and goodwill	$5,346	$5,300
Inventories and related reserves	14,020	13,756
Deferred revenue and cost of sales	11,682	7,631
Other accruals and reserves	3,868	10,287
Accrued compensation	3,817	4,444
Allowance for doubtful accounts	3,718	4,029
Accrued interest	18,229	16,123
Net operating loss carryforwards	27,231	20,849
Other, net	539	(349)

	88,450	82,070
Valuation allowance	(26,361)	(19,124)

Deferred tax asset	$62,089	$62,946

Withholding taxes	(11,456)	(9,778)

Property, plant and equipment	(9,758)	(9,892)

Deferred tax liability	(21,214)	(19,670)

Net deferred tax assets	$40,875	$43,276

The valuation allowance as of December 31, 2012 and 2011 was $26.4 million and $19.1 million, respectively. The net increase in the valuation allowance of $7.3 million during the year principally relates to certain current period foreign losses not benefitted. The valuation allowance is attributable to net operating loss carryforwards and certain temporary differences in certain foreign jurisdictions, the benefit for which is dependent upon the generation of future taxable income in those foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences, net of the existing valuation allowances at December 31, 2012.

The Company has state net operating loss carryforwards of approximately $21.9 million that begin to expire in 2013. The Company has net operating losses of foreign taxing jurisdictions of approximately $102.7 million with the majority of the losses related to the Company’s Netherlands operations expiring in various amounts in tax years beginning in 2013. The Company has provided a valuation allowance against a significant portion of these net operating loss carryforwards since it does not believe that this deferred tax asset can be realized prior to expiration.

The rate reconciliation for continuing operations presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate. Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(US$ in thousands, except percentages)	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Statutory U.S. federal income tax rate	$24,565	35.0%	$(719)	35.0%	$19,261	35.0%
State taxes, net	1,708	2.4%	1,896	(92.4)%	2,051	3.7%
Foreign rate differential	(3,115)	(4.4)%	1,585	(77.2)%	251	0.5%
Valuation allowance—foreign losses	6,183	8.8%	4,882	(237.8)%	3,497	6.4%
SRL Intangible	(2,214)	(3.2)%	(2,421)	117.9%	(2,607)	(4.7)%
Domestic manufacturing deduction	(1,694)	(2.4)%	(1,703)	82.9%	(1,529)	(2.8)%
Withholding Taxes	1,679	2.4%	1,676	(81.6)%	1,687	3.1%
Settlement of U.S. Government resolutions	(1,260)	(1.8)%	9,520	(463.7)%	—	—%
Other items, net	(714)	(1.0)%	(551)	26.9%	1,420	2.5%

Income tax expense/effective rate	$25,138	35.8%	$14,165	(690.0)%	$24,031	43.7%

The effective tax rate of 35.8% for 2012 was impacted by change in the estimate of the tax deduction associated with the settlement of the U.S. Government investigation of the Company’s bone growth stimulation business. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to the $25.1 million of income tax expense and effective tax rate of 35.8% for 2012. The Company did not record tax benefit on certain expenses associated with the Company’s estimate of the charges related to U.S. Government resolutions. The effective tax rate was approximately 42.0% in 2012 and 149.1% in 2011 excluding the impact of the charges related to the U.S. Government resolutions and the foreign rate differential.

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

The Company’s unrecognized tax benefit was $1.2 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. The Company had approximately $0.8 million and $0.6 million accrued for payment of interest and penalties as of December 31, 2012 and 2011, respectively.

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

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2012 and December 31, 2011 follows:

(U.S. Dollars, in thousands)	2012	2011
	(Restated)	(Restated)
Balance as of January 1,	$610	$569
Additions for current year tax positions	793	86
Decreases for prior year tax positions	(106)	(17)
Expiration of statutes	(108)	(28)

Balance as of December 31,	$1,189	$610

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

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As an entity incorporated in Curaçao, “foreign subsidiaries” refer to both U.S. and non-U.S. subsidiaries. Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $285.3 million at December 31, 2011 to $292 million at December 31, 2012. The $292 million includes $293.8 million in U.S subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated. The Company does not anticipate any impact on income tax liabilities since earnings are permanently reinvested for both U.S and non-U.S. subsidiaries.

Total cash and cash equivalents at December 31, 2012 were $52.3 million, of which $21.3 million is restricted under the senior secured credit agreement for use in the U.S. and is therefore classified as restricted cash on the balance sheet. The Company’s U.S. business generates sufficient cash flow and has borrowing capacity in the United States to fund its U.S. operations. Cash and cash equivalents of $31 million at December 31, 2012 was held by non-U.S. subsidiaries and is permanently reinvested for use in non-U.S. operations.

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

	Year Ended December 31,
(U.S. Dollars, in thousands)	2012	2011	2010
Sales	$—	$479	$3,081
Purchases	—	—	4,911
Accounts payable	—	—	334
Accounts receivable	—	106	676

16.	Sale of Breg and Disposition of Sports Medicine GBU

On April 23, 2012, the Company’s subsidiary Orthofix Holdings and Breg entered into a stock purchase agreement (the “SPA”) with Breg Acquisition Corp. (“Buyer”), a newly formed affiliate of Water Street Healthcare Partners II, L.P., pursuant to which Buyer agreed to acquire from Orthofix Holdings all the outstanding shares of Breg, subject to the terms and conditions contained therein (the “Transaction”). Under the terms of the SPA, upon closing of the sale, Orthofix Holdings and the Company agreed to indemnify Buyer with respect to certain specified matters, including the government investigation and product liability matters regarding a previously owned infusion pump product line, and pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. (See “Matters Related to the Company’s former Breg Subsidiary and Possible Indemnification Obligations under Note 17.) On May 24, 2012 (the “Closing Date”), Orthofix Holdings completed the sale of all of the outstanding shares of Breg for $157.5 million in cash. After adjustments for working capital and indebtedness in accordance with the terms of the SPA, Orthofix Holdings used $145 million of the net proceeds to prepay outstanding Company indebtedness, as required by a lender consent received in connection with the Company’s existing Credit Agreement. As a result of the closing of this Transaction, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. The Company also agreed to enter into certain transition arrangements at the closing, including a transition services agreement pursuant to which the Company agreed to continue to provide administrative operational support for a period of up to twelve months. As a result of the sale of Breg, the Company completed its exit from the Sports Medicine GBU, of which Breg was a significant component.

The portion of indemnification related to post closing claims related to post-closing sales of cold therapy has created a guarantee under ASC Topic 460, Guarantees, and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the Closing Date of the transaction. The Company will amortize the fair value of the noncontingent liability ratably over the period of indemnification which is three years. The Company’s obligations under this guarantee were approximately $1.6 million as of December 31, 2012.

Gain on Sale of Discontinued Operations

The following table presents the value of the asset disposition, proceeds received, net of various working capital adjustments and indebtedness and net gain on sale of Breg as shown in the consolidated statement of operations for the year ended December 31, 2012:

(U.S. Dollars, in thousands)	Total
Cash proceeds	$157,500
Less:
Working Capital	(7,093)
Transaction related expenses	(4,276)
Fair Value of Indemnification	(2,000)
Tangible assets	(8,309)
Intangible assets	(28,164)
Goodwill	(106,200)

Gain on sale of Breg	1,458
Income tax expense	(113)

Gain on sale of Breg, net of taxes	$1,345

The Sports Medicine GBU contributed $44 million and $108.9 million of net sales in the years ended December 31, 2012 and 2011, respectively. The Sports Medicine GBU had $2.9 million of operating losses and $1.2 million of operating income in the years ended December 31, 2012 and 2011, respectively. The financial information above includes the financial results of Breg operations up to the date of sale.

The Company’s consolidated financial statements and related footnote disclosures reflect the Sports Medicine GBU as discontinued operations. Income (loss) associated with the Sports Medicine GBU, net of applicable income taxes, is shown as income (loss) from discontinued operations for all periods presented. In addition, the assets and liabilities of the discontinued entity have been reclassified and presented as assets held for sale and liabilities held for sale in the Company’s balance sheet as of December 31, 2011.

The assets and liabilities of the discontinued operations are as follows:

(U.S. Dollars, in thousands)	December 31, 2011
(Restated)

Assets Held for Sale
Restricted cash	$1,629
Trade accounts receivable, less allowance	13,711
Inventories, net	8,277
Property, plant and equipment, net	8,756
Intangible assets, net	29,279
Goodwill	106,279
Deferred income taxes, prepaid expenses and other assets	3,254

Assets Held for Sale	$171,185

Liabilities Held for Sale
Trade accounts payable	3,616
Deferred income taxes and other liabilities	19,060

Liabilities Held for Sale	$22,676

17.	Contingencies

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

Matters Related to the Audit Committee’s Review, the Restatement of Certain of the Company’s Consolidated Financial Statements, the State of the Company’s Internal Control Over Financial Reporting and the Company’s Failure to Timely File Periodic Reports with the SEC

Audit Committee Review

In July 2013, the Company’s Audit Committee began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the decision to restate certain of the Company’s previously filed consolidated financial statements. As a result of this review and the restatement of certain of the Company’s consolidated financial statements, the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013 were not timely filed. The Company is filing its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 on the date hereof, and expects to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 on the date following the date hereof. The Company also currently expects to file its Annual Report on Form 10-K for the year ended December 31, 2013 (which is otherwise due under SEC rules on March 17, 2014) by March 31, 2014.

SEC Enforcement Staff Review

In connection with the initiation of the audit committee review, the Company initiated contact with the staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC Enforcement Staff”) in July 2013 to advise them of these matters. The Audit Committee, through its counsel, has been in direct communication with the SEC Enforcement Staff regarding these matters, and both the Company and the Audit Committee are cooperating fully with the SEC Enforcement Staff’s review of these matters. The Company has received requests from the SEC Enforcement Staff for documents and other information concerning various accounting, internal controls and business practices. Such requests cover the years ended December 31, 2011 and 2012, and in some instances, prior periods. It is anticipated that the Company may receive additional requests from the SEC Enforcement Staff in the future. The

Company has further provided notice concerning these matters to the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) pursuant to the Company’s Corporate Integrity Agreement (“CIA”) with HHS-OIG (which CIA is described below).

The Company cannot predict if, when or how this matter will be resolved or what, if any, actions the Company may be required to take as part of any resolution of these matters. Any action by the SEC, HHS-OIG or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current and former officers, directors and employees. The matter is at an early stage and, at this time, the Company cannot reasonably estimate the possible loss, or range of loss, in connection with it.

Securities Class Action Complaint

On August 14, 2013, a securities class action complaint against the Company, currently styled Tejinder Singh v. Orthofix International N.V., et al. (No.:1:13-cv-05696-JGK), was filed in the United States District Court for the Southern District of New York arising out of the then-anticipated restatement of the Company’s prior financial statements and the matters described above. In addition to the Company, Alan W. Milinazzo, the Company’s former President and Chief Executive Officer, Robert S. Vaters, the Company’s former President and Chief Executive Officer, Brian McCollum, the Company’s former Chief Financial Officer, Bradley R. Mason, the Company’s current President and Chief Executive Officer, and Emily Buxton, the Company’s current Chief Financial Officer, are named as defendants. The operative complaint has not yet been filed in the action following the appointment by the court of a lead plaintiff. Accordingly, the allegations that the lead plaintiff ultimately intend to make in this action are unknown. The matter is at an early stage and, at this time, the Company cannot reasonably estimate the possible loss, or range of loss, in connection with it.

Review of Potential Improper Payments Involving Brazil Subsidiary

In August 2013, the Company’s internal legal department was notified of certain allegations involving potential improper payments with respect to the Company’s Brazilian subsidiary, Orthofix do Brasil. The Company engaged outside counsel to assist in the review of these matters, focusing on compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act (the “FCPA”). This review remains ongoing. The FCPA and related provisions of law provide for potential criminal and civil sanctions in connection with anti-bribery violations, including criminal fines, civil penalties, disgorgement of past profits and other kinds of remedies. The Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this review.

In 2012, the Company entered into a 3-year deferred prosecution agreement (the “DPA”) with the U.S. Department of Justice (“DOJ”), and a consent to final judgment (the “Consent”) with the U.S. Securities and Exchange Commission (the “SEC”), in connection with the Company’s self-initiated and self-reported review of FCPA-related matters involving the Company’s Mexican subsidiary, Promeca S.A. de C.V. Consistent with certain provisions of the DPA and the Consent, the Company voluntarily self-reported the Brazil-related allegations to the DOJ and the SEC, and the Company and its counsel remain in contact with both agencies regarding the status of the review. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters the Company (i) cooperate fully with the government in matters related to corrupt payments, false books and records or inadequate internal controls, (ii) continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws, and (iii) provide certain periodic reporting to the government. In the event that the DOJ and the SEC find that the matters related to the Brazilian subsidiary described above could give rise to a review of the Company’s obligations under the terms of the DPA and/or Consent, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with that review, including any effects it may have with respect to the DPA and Consent.

Litigation Matters Related To Blackstone Medical, Inc. and Related Escrow Claims

In 2007, the Company’s subsidiary, Blackstone Medical, Inc. (“Blackstone”) received a subpoena issued by HHS-OIG, under the authority of the federal healthcare anti-kickback and false claims statutes. The subpoena sought certain documents for the period January 1, 2000 through July 31, 2006, which covered a period prior to Blackstone’s acquisition by the Company on September 22, 2006. In 2008 and 2009, respectively, the Company received a federal grand jury subpoena from the U.S. Attorney’s Office for the District of Massachusetts (“Boston USAO”) and a HIPAA subpoena issued by the U.S. Department of Justice (“DOJ”). These subpoena sought certain documents from us for the period January 1, 2000 through July 15, 2007. Each of the subpoenas concerned the compensation of physician consultants and related matters.

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

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company believes that meritorious defenses exist to these claims and Breg is vigorously defending these cases. One of the Company’s insurance carriers previously asserted to the Company that certain potential losses related to this matter are not covered by its insurance coverage. The Company subsequently went into arbitration with this carrier, and on January 22, 2013, the Company obtained a binding arbitration award providing that such carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments under certain policies. As of December 31, 2012, the Company estimated that it was entitled to reimbursement of approximately $13 million for past losses incurred, as well as up to $15 million in potential future coverage for pending products liability matters. The approximately $13 million is recorded in income (loss) from discontinued operations in 2012 and other current assets as of December 31, 2012, and was received in 2013. The Company has also accrued $6.1 million (all of which was accrued during the second fiscal quarter of 2013) for judgments and settlements in connection with these matters that were not covered by insurance.

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

On January 27, 2012, the Company was orally notified by a U.S. Government official that a civil investigation of Breg was pending in connection with this matter. On January 18, 2013, the Company was served with a qui tam complaint filed in the United States District Court for the Western District of Missouri against the Company (as the former owner of Breg), Stryker Corporation, I-Flow Corporation and DJO Incorporated, which contains allegations relating to the marketing and promotion of Breg’s former infusion pump products. In June 2013, the qui tam complaint filed in the United States District Court for the Western District of Missouri against the Company was dismissed by the court.

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

The Company’s expense for deferred compensation during 2012, 2011 and 2010 was approximately $0.4 million, $0.1 million and $0.1 million, respectively. Deferred compensation payments of $0.8 million and $0.2 million were made in 2012 and 2010, respectively. No payments were made during 2011. The balance as of December 31, 2012 and 2011 was $2.3 and $1.5 million that represents the amount which would be payable if all the employees and agents had terminated employment at that date and is included in other long-term liabilities.

19.	Share-based compensation plans

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

(U.S. Dollars, in thousands, except assumptions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010 (1)
Cost of sales	$592	$153	$210
Sales and marketing	1,550	2,031	3,505
General and administrative	4,023	4,322	4,105
Research and development	138	142	318

Total	$6,303	$6,648	$8,138

(U.S. Dollars, in thousands, except assumptions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010 (1)
Assumptions:
Expected term	4.50 years	4.58 years	—
Expected volatility	50.9% – 51.8%	49.6% – 49.9%	—
Risk free interest rate	0.76% – 0.84%	0.90% – 2.26%	—
Dividend rate	—	—	—
Weighted average fair value of options granted during the year	$16.99	$14.21	$—

(1)	The Company did not grant any options during 2010.

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

A summary of the status of our restricted stock as of December 31, 2012 and 2011 and changes during the year ended December 31, 2012 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2011	69,000	$29.23
Granted	149,500	$40.93
Vested	(28,336)	$29.23
Cancelled	(29,333)	$38.87

Non-vested as of December 31, 2012	160,831	$38.34

20.	Earnings per share

For each of the three years ended December 31, 2012, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

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

21.	Restructuring charges

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

The following table presents changes in the restructuring liability, which is included within Other Current Liabilities in the Company’s consolidated balance sheets as of December 31, 2011 and December 31, 2010:

(U.S. Dollars, in thousands)	Severance
Balance at December 31, 2009	$1,826
Charges under 2010 plan	3,550
Cash payments	(3,738)

Balance at December 31, 2010	1,638
Cash payments	(1,638)

Balance at December 31, 2011	$—

22.	Net gain on sale of vascular operations

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

(U.S. Dollars, in thousands)	Total
Cash proceeds, net of litigation (1)	$24,215
Less:
Transaction related expenses	2,253
Inventory and property, plant and equipment	2,369
Goodwill and intangible assets	7,574

Net gain on sale of vascular operations	12,019
Income tax expense	(3,498)

Net gain on sale of vascular operations, net of taxes	$8,521

(1)	In conjunction with the sale of the vascular operations, the Company settled an outstanding litigation claim by the former patent holders for $3.5 million.

23.	Quarterly financial data (unaudited)

We have restated all quarterly periods of 2012 and 2011 to reflect the restatement described herein. See “Note 2 – Restatement of the Consolidated Financial Statements”. The following tables summarize the impacts of the restatement on our previously reported condensed consolidated statements of operations, balance sheets and statements of cash flows included in our Quarterly Reports on Form 10-Q for each respective period.

Condensed Consolidated Statement of Operations

As Restated

(U.S. Dollars, in thousands, except per share data)

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter		Year
	(Restated)		(Restated)	(Restated)	(Restated)		(Restated)
2012
Net sales	$108,936		$113,423	$107,857	$117,365		$447,581
Cost of sales	21,378		27,547	24,384	24,944		98,253
Gross profit	87,558		85,876	83,473	92,421		349,328
Operating expense	69,638		71,578	64,668	66,808		272,692
Operating income	17,920		14,298	18,805	25,613		76,636
Net income from continuing operations, net of tax	8,597		9,870	10,574	16,009		45,050
Net income (loss) from discontinued operations, net of tax	810		(2,616)	(5,558)	5,152		(2,212)

Net income	$9,407		$7,254	$5,016	$21,161		$42,838

Net income (loss) per common share:
Basic:
Net income from continuing operations, net of tax	$0.46		$0.52	$0.55	$0.83		$2.37
Net income (loss) from discontinued operations, net of tax	$0.04		$(0.14)	$(0.29)	$0.27		$(0.12)

Net income	$0.50		$0.38	$0.26	$1.10		$2.25

Diluted:
Net income from continuing operations, net of tax	$0.45		$0.51	$0.54	$0.81		$2.32
Net income (loss) from discontinued operations, net of tax	$0.04		$(0.14)	$(0.29)	$0.26		$(0.11)

Net income	$0.49		$0.37	$0.25	$1.07		$2.21

2011
Net sales	$103,606		$108,216	$111,510	$118,639		$441,971
Cost of sales	22,346		22,755	23,126	27,300		95,527
Gross profit	81,260		85,461	88,384	91,339		346,444
Operating expense	116,860		73,102	67,417	83,165		340,544
Operating income (loss)	(35,600)		12,359	20,967	8,174		5,900
Net income (loss) from continuing operations, net of tax	(41,749)		6,579	11,300	7,652		(16,218)
Net income (loss) from discontinued operations, net of tax	282		(1,184)	(1,225)	235		(1,892)

Net income (loss)	$(41,467	) (1)	$5,395	$10,075	$7,887	(2)	$(18,110)

Net income (loss) per common share:
Basic:
Net income (loss) from continuing operations, net of tax	$(2.33)		$0.36	$0.61	$0.42		$(0.89)
Net income (loss) from discontinued operations, net of tax	$0.02		$(0.07)	$(0.07)	$0.01		$(0.10)

Net income (loss)	$(2.31)		$0.29	$0.54	$0.43		$(0.99)

Diluted:
Net income (loss) from continuing operations, net of tax	$(2.33)		$0.35	$0.60	$0.41		$(0.89)
Net income (loss) from discontinued operations, net of tax	$0.02		$(0.06)	$(0.06)	$0.01		$(0.10)

Net income (loss)	$(2.31)		$0.29	$0.54	$0.42		$(0.99)

(1)	Includes $46 million of charges related to U.S. Government resolutions
(2)	Includes $10.5 million of charges related to U.S. Government resolutions

Condensed Consolidated Statement of Operations

As Previously Reported

(U.S. Dollars, in thousands, except per share data)

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter		Year
2012
Net sales	$116,041		$119,492	$114,752	$112,035		$462,320
Cost of sales	21,939		23,676	22,373	18,504		86,492
Gross profit	94,102		95,816	92,379	93,531		375,828
Operating expense	71,671		75,251	70,846	69,050		286,818
Operating income	22,431		20,565	21,533	24,481		89,010
Net income from continuing operations, net of tax	12,215		13,967	13,118	14,636		53,936
Net income (loss) from discontinued operations, net of tax	(199)		(2,762)	(5,558)	5,878		(2,641)

Net income	$12,016		$11,205	$7,560	$20,514		$51,295

Net income (loss) per common share:
Basic:
Net income from continuing operations, net of tax	$0.65		$0.74	$0.69	$0.76		$2.84
Net income (loss) from discontinued operations, net of tax	$(0.01)		$(0.15)	$(0.29)	$0.30		$(0.14)

Net income	$0.64		$0.59	$0.40	$1.06		$2.70

Diluted:
Net income from continuing operations, net of tax	$0.64		$0.73	$0.67	$0.74		$2.78
Net income (loss) from discontinued operations, net of tax	$(0.01)		$(0.15)	$(0.28)	$0.30		$(0.14)

Net income	$0.63		$0.58	$0.39	$1.04		$2.64

2011
Net sales	$113,060		$116,670	$117,306	$123,085		$470,121
Cost of sales	22,340		23,186	23,854	23,239		92,619

Gross profit	90,720		93,484	93,452	99,846		377,502
Operating expense	118,217		74,088	69,853	84,035		346,193
Operating income (loss)	(27,497)		19,396	23,599	15,811		31,309
Net income (loss) from continuing operations, net of tax	(36,740)		10,519	12,951	11,530		(1,740)
Net income (loss) from discontinued operations, net of tax	939		(561)	(573)	862		667

Net income (loss)	$(35,801	) (1)	$9,958	$12,378	$12,392	(2)	$(1,073)

Net income (loss) per common share:
Basic:
Net income (loss) from continuing operations, net of tax	$(2.05)		$0.58	$0.70	$0.62		$(0.10)
Net income (loss) from discontinued operations, net of tax	$0.05		$(0.03)	$(0.03)	$0.05		$0.04

Net income (loss)	$(2.00)		$0.55	$0.67	$0.67		$(0.06)

Diluted:
Net income (loss) from continuing operations, net of tax	$(2.05)		$0.57	$0.69	$0.62		$(0.10)
Net income (loss) from discontinued operations, net of tax	$0.05		$(0.03)	$(0.03)	$0.04		$0.04

Net income (loss)	$(2.00)		$0.54	$0.66	$0.66		$(0.06)

(1)	Includes $46 million of charges related to U.S. Government resolutions
(2)	Includes $10.5 million of charges related to U.S. Government resolutions

Condensed Consolidated Statement of Operations

Restatement Adjustments

(U.S. Dollars, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2012
Net sales	$(7,105)	$(6,069)	$(6,895)	$5,330	$(14,739)
Cost of sales	(561)	3,871	2,011	6,440	11,761
Gross profit	(6,544)	(9,940)	(8,906)	(1,110)	(26,500)
Operating expense	(2,033)	(3,673)	(6,178)	(2,242)	(14,126)
Operating income	(4,511)	(6,267)	(2,728)	1,132	(12,374)
Net income (loss) from continuing operations, net of tax	(3,618)	(4,097)	(2,544)	1,373	(8,886)
Net income (loss) from discontinued operations, net of tax	1,009	146	—	(726)	429

Net income (loss)	$(2,609)	$(3,951)	$(2,544)	$647	$(8,457)

Net income (loss) per common share:
Basic:
Net income (loss) from continuing operations, net of tax	$(0.19)	$(0.22)	$(0.14)	$0.07	$(0.47)
Net income (loss) from discontinued operations, net of tax	$0.05	$0.01	$—	$(0.03)	$0.02

Net income (loss)	$(0.14)	$(0.21)	$(0.14)	$0.04	$(0.45)

Diluted:
Net income (loss) from continuing operations, net of tax	$(0.19)	$(0.22)	$(0.13)	$0.07	$(0.46)
Net income (loss) from discontinued operations, net of tax	$0.05	$0.01	$(0.01)	$(0.04)	$0.03

Net income (loss)	$(0.14)	$(0.21)	$(0.14)	$(0.03)	$(0.43)

2011
Net sales	$(9,454)	$(8,454)	$(5,796)	$(4,446)	$(28,150)
Cost of sales	6	(431)	(728)	4,061	2,908
Gross profit	(9,460)	(8,023)	(5,068)	(8,507)	(31,058)
Operating expense	(1,357)	(986)	(2,436)	(870)	(5,649)
Operating income	(8,103)	(7,037)	(2,632)	(7,637)	(25,409)
Net income (loss) from continuing operations, net of tax	(5,009)	(3,940)	(1,651)	(3,878)	(14,478)
Net income (loss) from discontinued operations, net of tax	(657)	(623)	(652)	(627)	(2,559)

Net income (loss)	$(5,666)	$(4,563)	$(2,303)	$(4,505)	$(17,037)

Net income (loss) per common share:
Basic:
Net income (loss) from continuing operations, net of tax	$(0.28)	$(0.22)	$(0.09)	$(0.20)	$(0.79)
Net income (loss) from discontinued operations, net of tax	$(0.03)	$(0.04)	$(0.04)	$(0.04)	$(0.14)

Net income (loss)	$(0.31)	$(0.26)	$(0.13)	$(0.24)	$(0.93)

Diluted:
Net income (loss) from continuing operations, net of tax	$(0.28)	$(0.22)	$(0.09)	$(0.21)	$(0.79)
Net income (loss) from discontinued operations, net of tax	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.14)

Net income (loss)	$(0.31)	$(0.25)	$(0.12)	$(0.24)	$(0.93)

(1)	Includes $46 million of charges related to U.S. Government resolutions
(2)	Includes $10.5 million of charges related to U.S. Government resolutions

Condensed Consolidated Balance Sheets

As Restated

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
2012
Total assets	$694,106	$530,395	$539,566	$472,897

Total liabilities	381,734	205,196	193,599	105,065

Total shareholders’ equity	312,372	325,199	345,967	367,832

Total liabilities and shareholders’ equity	$694,106	$530,395	$539,566	$472,897

2011
Total assets	$618,938	$632,860	$639,868	$685,380

Total liabilities	354,949	352,884	347,777	393,306

Total shareholders’ equity	263,989	279,976	292,091	292,074

Total liabilities and shareholders’ equity	$618,938	$632,860	$639,868	$685,380

Condensed Consolidated Balance Sheets

As Previously Reported

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2012
Total assets	$707,586	$553,320	$565,073	$504,281

Total liabilities	369,178	199,104	187,463	105,183

Total shareholders’ equity	338,408	354,216	377,610	399,098

Total liabilities and shareholders’ equity	$707,586	$553,320	$565,073	$504,281

2011
Total assets	$631,284	$647,026	$656,073	$704,472

Total liabilities	354,201	349,116	345,130	389,301

Total shareholders’ equity	277,083	297,910	310,943	315,171

Total liabilities and shareholders’ equity	$631,284	$647,026	$656,073	$704,472

Condensed Consolidated Balance Sheets

Restatement Adjustments

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2012
Total assets	$(13,480)	$(22,925)	$(25,507)	$(31,384)

Total liabilities	12,556	6,092	6,136	(118)

Total shareholders’ equity	(26,036)	(29,017)	(31,643)	(31,266)

Total liabilities and shareholders’ equity	$(13,480)	$(22,925)	$(25,507)	$(31,384)

2011
Total assets	$(12,346)	$(14,166)	$(16,205)	$(19,092)

Total liabilities	748	3,768	2,647	4,005

Total shareholders’ equity	(13,094)	(17,934)	(18,852)	(23,097)

Total liabilities and shareholders’ equity	$(12,346)	$(14,166)	$(16,205)	$(19,092)

24.	Subsequent Events

In August 2013, as a result of the delay in filing our second quarter report on Form 10-Q and delay in filing our third quarter report on Form 10-Q, we sought and obtained a Limited Waiver which waived requirements under the Credit Agreement to deliver quarterly financial statements for the fiscal quarters ending on June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released.

On May 8, 2013, the Company announced that its Board of Directors authorized a share repurchase program in an amount up to $50 million. Repurchases began on May 10, 2013 consisting primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases were being made from cash on hand, cash generated from operations and additional borrowings. The timing of the transactions and the aggregate number of shares of common stock that will be ultimately repurchased under the repurchase program will depend on a variety of factors, including market conditions and the prices at which the securities are repurchased. The Company may discontinue repurchases without prior notice at any time if it determines additional repurchases are not warranted. As of the date of this Form 10-K/A, the Company has made total repurchases in an amount equal to approximately $39.5 million, all of which were made during the fiscal quarters ended June 30, 2013 and September 30, 2013.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Balance Sheets (unaudited)

(U.S. Dollars, in thousands)	December 31, 2012	December 31, 2011
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$7,392	$19,433
Prepaid expenses and other current assets	534	487

Total current assets	7,926	19,920
Other long term assets	15	61
Investments in and amounts due from subsidiaries and affiliates	369,204	284,105

Total assets	$377,145	$304,086

Liabilities and shareholder’s equity
Current liabilities	$1,202	$3,900
Long-term liabilities	8,111	8,111
Shareholder’s equity:
Common stock	1,934	1,846
Additional paid in capital	246,306	214,505
Accumulated earnings	114,847	72,009
Accumulated other comprehensive income	4,745	3,715

	367,832	292,075

Total liabilities and shareholder’s equity	$377,145	$304,086

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations (unaudited)

(U.S. Dollars, in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Restated)	(Restated)	(Restated)
(Expenses) income:
General and administrative	$(7,700)	$(11,134)	$(13,146)
Equity in earnings of investments in subsidiaries and affiliates	50,317	(6,296)	59,517
Other, net	24	7	(199)

Income (loss) before income taxes	42,641	(17,423)	46,172
Income tax benefit (expense)	197	(687)	(1,876)

Net income (loss)	$42,838	$(18,110)	$44,296

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statement of Cash Flows

(U.S. Dollars, in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Restated)	(Restated)	(Restated)
Net income (loss)	$42,838	$(18,110)	$44,296

Equity in earnings of investments in subsidiaries and affiliates	(50,317)	6,296	(59,517)
Cash used in other operating activities	(6,811)	3,429	7,111

Net cash used in operating activities	(14,290)	(8,385)	(8,110)

Cash flows from investing activities:
Distributions and amounts received from subsidiaries	12,564	5,875	21,597
Capital expenditures	—	—	(5)

Net cash provided by investing activities	12,564	5,875	21,592

Cash flows from financing activities:
Net proceeds from issuance of common stock	25,586	20,113	7,854
Contributions to subsidiaries and affiliates	(36,921)	(2,789)	(21,274)

Tax benefit on exercise of stock options	1,020	1,737	2,417

Net cash provided by (used in) financing activities	(10,315)	19,061	(11,003)

Net increase (decrease) in cash and cash equivalents	(12,041)	16,551	2,479
Cash and cash equivalents at the beginning of the year	19,433	2,882	403

Cash and cash equivalents at the end of the year	$7,392	$19,433	$2,882

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

Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets the Company’s subsidiaries held at December 31, 2012 and 2011 was approximately $213.4 million and $162.7 million, respectively. Such restrictions are on net assets of Orthofix Holdings, Inc. and its subsidiaries.

3.	Commitments, contingencies and long-term obligations

For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 9, Note 12 and Note 17 of the Company’s consolidated financial statements.

4.	Dividends from subsidiaries

Cash dividends received by Orthofix International N.V. from its consolidated subsidiaries accounted for by the equity method were $5.9 million and $21.6 million for the years ended December 31, 2011 and 2010, respectively. Orthofix International N.V. did not receive cash dividends in 2012.

Orthofix International N.V.

Schedule 2—Valuation and Qualifying Accounts

For the years ended December 31, 2012, 2011 and 2010:

			Additions
(U.S. Dollars, in thousands) Provisions from assets to which they apply:	Balance at beginning of year		Charged to cost and expenses		Charged (credited) to other accounts	Deductions/ Other	Balance at end of year
2012	(Restated	)	(Restated	)	(Restated )	(Restated )	(Restated	)
Allowance for doubtful accounts receivable	$9,341		$10,387		$(13)	$(6,172)	$13,543
Deferred tax valuation allowance	19,124		7,237		—	—	26,361

2011
Allowance for doubtful accounts receivable	$6,542		$12,879		$(501)	$(9,579)	$9,341
Deferred tax valuation allowance	21,023		(1,899)		—	—	19,124

2010
Allowance for doubtful accounts receivable	$6,584		$8,627		$(4)	$(8,665)	$6,542
Deferred tax valuation allowance	17,239		3,784		—	—	21,023