Form 10-Q/A
period 2013-03-31
ORTHOFIX INTERNATIONAL N V
filed 2014-03-24
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 14, 2014, 18,187,194 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

Orthofix International N.V. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, originally filed on May 9, 2013 (the “Original Form 10-Q”) to reflect the restatement of its condensed consolidated financial statements as of and for the fiscal quarters ended March 31, 2013 and March 31, 2012, and related disclosures described below. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed on March 1, 2013 (the “2012 Form 10-K/A”) to reflect, among other things, the restatement of our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, and related disclosures described below. The restatement reflected in this Amendment and the 2012 Form 10-K/A corrects errors principally related to our accounting for revenue recognition for sales to distributors, our accounting for inventory reserves and our accounting for royalties. This Amendment also amends certain other information in the Original Form 10-Q as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements.

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

The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by the Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in the Company’s previously issued financial statements with respect to the Non-Reliance Period, as well as in the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2010. There were also similar types of errors identified as affecting the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, for which the Company included restated consolidated financial information for the fiscal years ended December 31, 2009 and 2008 in the “Selected Financial Data” table of the 2012 Form 10-K/A. Adjustments prior to January 1, 2010 were recognized as a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders’ equity included in the consolidated financial statements included in Item 8 of the 2012 Form 10-K/A.

In reaching these conclusions, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale (such as extended payment terms, and return and exchange rights for sales to distributors with respect to certain transactions), including some with which certain senior-level personnel were involved, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-Q/A and in the 2012 Form 10-K/A, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the fiscal quarters ended March 31, 2013 and March 31, 2012. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments. Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

•	Part I, Item 1, Financial Statements (see Note 2)

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4, Controls and Procedures

•	Part II, Item 1, Legal Proceedings

•	Part II, Item 1A, Risk Factors

•	Part II, Item 6, Exhibits

The correction of the errors described above is further discussed in Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other than this Amendment and the 2012 Form 10-K/A, we do not intend to file any other amended Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K for periods affected by the restatement and/or adjustments, and the financial statements, related financial information, and internal controls disclosures and assessments contained in other reports for those periods should no longer be relied upon. All of our future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K will reflect the restated information included in this Amendment and the 2012 Form 10-K/A, as applicable.

The Chief Executive Officer and the Chief Financial Officer of the Company have also reissued as part of this Amendment the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The reissued certifications are included in this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

As noted above, for ease of reference, this Amendment sets forth the Original Form 10-Q in its entirety, as updated to reflect the effects of the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated (including in relation to legal proceedings). However, this Amendment does not reflect events that have occurred after May 9, 2013, the filing date of the Original Form 10-Q, or modify or update the disclosures presented in the Original Form 10-Q, except to reflect the effects of the restatement or as otherwise noted. Accordingly, this Amendment should be read in conjunction with (i) the Company’s Current Reports on Form 8-K filed with the Commission since April 1, 2013, (ii) the 2012 Form 10-K/A and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, each of which are being filed contemporaneously with this Amendment, and (iii) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, which we expect to file on the date immediately following the date hereof. We also currently expect to file our Annual Report on Form 10-K for the year ended December 31, 2013 by March 31, 2014.

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control-Integrated Framework (1992 Framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of December 31, 2012 related to revenue recognition practices for sales to the Company’s distributors, inventory reserves and foreign subsidiary oversight, and that these material weaknesses also existed as of March 31, 2013. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2012 and March 31, 2013.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified in our internal control over financial reporting, see Part I, Item 4 of this Form 10-Q/A, as well as Part II, Item 9A, “Controls and Procedures” of the 2012 Form 10-K/A.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, except with respect to statements revised herein to reflect the effects of our restatement of our consolidated financial statements, any forward-looking statement speaks only as of May 9, 2013, the date on which the Original Form 10-Q was filed, unless they are specifically otherwise stated to be made as of a different date, and we have not updated these forward-looking statements to reflect other events occurring since May 9, 2013. We undertake no obligation to further update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the Audit Committee review and financial restatement described herein and in the 2012 Form 10-K/A and related legal proceedings (including potential action by the Division of Enforcement of the SEC and pending securities class action litigation), the Company’s review of allegations of improper payments involving the Company’s Brazil-based subsidiary, the Company’s non-compliance with certain Nasdaq Stock Market LLC (“Nasdaq”) listing rules, and related pending hearings proceedings in connection therewith, the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit) (as further described in the Legal Proceedings sections of this report, the 2012 Form 10-K/A and other reports that we have filed since May 9, 2013 and will file in the future), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Item 1A under the heading Risk Factors in the 2012 Form 10-K/A, as well as in other reports that we have filed since May 9, 2013 and will file in the future.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	March 31, 2013	December 31, 2012
	(unaudited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$33,675	$31,055
Restricted cash	29,446	21,314
Trade accounts receivable, less allowances of $11,731 and $13,543 at March 31, 2013 and December 31, 2012, respectively	96,506	107,312
Inventories	84,691	83,373
Deferred income taxes	33,915	33,450
Prepaid expenses and other current assets	34,390	34,079

Total current assets	312,623	310,583
Property, plant and equipment, net	54,119	53,835
Patents and other intangible assets, net	6,935	7,290
Goodwill	72,607	74,388
Deferred income taxes	19,176	18,881
Other long-term assets	10,298	7,920

Total assets	$475,758	$472,897

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$14,987	$22,575
Other current liabilities	44,729	39,610

Total current liabilities	59,716	62,185
Long-term debt	20,000	20,000
Deferred income taxes	12,225	11,456
Other long-term liabilities	10,425	11,424

Total liabilities	102,366	105,065
Contingencies (Note 17)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 19,453,294 and 19,339,329 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,945	1,934
Additional paid-in capital	250,381	246,306
Retained earnings	119,347	114,847
Accumulated other comprehensive income	1,719	4,745

Total shareholders’ equity	373,392	367,832

Total liabilities and shareholders’ equity	$475,758	$472,897

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the three months ended March 31, 2013 and 2012

(Unaudited, U.S. Dollars, in thousands, except share and per share data)	Three Months Ended March 31,
	2013	2012
	(Restated)	(Restated)
Product sales	$91,336	$97,608
Marketing service fees	12,037	11,328

Net sales	103,373	108,936
Cost of sales	25,617	21,378

Gross profit	77,756	87,558
Operating expenses
Sales and marketing	45,054	47,128
General and administrative	18,330	14,570
Research and development	5,741	7,050
Amortization of intangible assets	544	580
Charges related to US Government Resolutions	—	310

	69,669	69,638

Operating income	8,087	17,920
Other income and expense
Interest expense, net	(560)	(2,221)
Other income (expense)	4,764	(631)

	4,204	(2,852)

Income before income taxes	12,291	15,068
Income tax expense	(4,681)	(6,471)

Net income from continuing operations, net of tax	7,610	8,597

Discontinued operations (Note 16)
(Loss) Income from discontinued operations	(4,434)	527
Income tax benefit	1,324	283

Net (loss) income from discontinued operations, net of tax	(3,110)	810

Net income	$4,500	$9,407

Net income per common share- basic:
Net income from continuing operations, net of tax	$0.39	$0.46
(Loss) income from discontinued operations, net of tax	(0.16)	0.04

Net income per common share- basic	$0.23	$0.50

Net income per common share- diluted:
Net income from continuing operations, net of tax	$0.39	$0.45
(Loss) income from discontinued operations, net of tax	(0.16)	0.04

Net income per common share- diluted	$0.23	$0.49

Weighted average number of common shares:
Basic	19,431,093	18,675,694
Diluted	19,691,141	19,116,195
Comprehensive income	$1,474	$11,808

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2013	2012
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$4,500	$9,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,029	5,717
Amortization of debt costs	180	296
Provision for doubtful accounts	1,374	3,222
Deferred income taxes	(6)	(2,652)
Share-based compensation	1,943	1,433
Excess income tax benefit on employee stock-based awards	(78)	—
Income tax benefit on employee stock-based awards	563	(389)
Other	391	(1,776)
Change in operating assets and liabilities:
Trade accounts receivable	8,589	(5,423)
Inventories	(2,100)	(1,510)
Escrow receivable	—	41,537
Prepaid expenses and other current assets	2,695	8,711
Trade accounts payable	(7,247)	(4,041)
Other current liabilities	2,070	(5,544)
Long-term assets	(1,805)	(21)
Long-term liabilities	(1,039)	—

Net cash provided by operating activities	15,059	48,967
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(6,029)	(6,372)
Capital expenditures for intangible assets	(44)	(151)

Net cash used in investing activities	(6,073)	(6,523)
Cash flows from financing activities:
Net proceeds from issuance of common shares	2,143	6,641
Repayments of long-term debt	—	(3,750)
(Repayment of) proceeds from bank borrowings, net	(15)	69
Changes in restricted cash	(8,141)	(32,271)
Excess income tax benefit on employee stock-based awards	78	389

Net cash used in financing activities	(5,935)	(28,922)
Effect of exchange rate changes on cash	(431)	324

Net increase in cash and cash equivalents	2,620	13,846
Cash and cash equivalents at the beginning of the period	31,055	33,207

Cash and cash equivalents at the end of the period	$33,675	$47,053

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Summary of significant accounting policies

(a) Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of the 2012 Form 10-K/A. The notes to the unaudited condensed consolidated financial statements are presented on a continuing operations basis unless otherwise noted.

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

2. Restatement of the Condensed Consolidated Financial Statements

Background

In July 2013, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an independent review with the assistance of outside professionals into whether the Company had properly recognized revenue under U.S. generally accepted accounting principles (“GAAP”) in connection with certain revenue that had been recorded in 2012 and 2011 (the “Independent Review”). In conjunction with the Independent Review, the Company concluded that material errors existed in the previously issued financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 (as well as the interim quarterly periods within such years), as well as for the interim quarterly period ended March 31, 2013. In addition, the Company has identified and corrected errors occurring prior to January 1, 2010 by recognizing a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders’ equity included in the consolidated financial statements filed with the 2012 Form 10-K/A.

In reaching these conclusions, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale, such as extended payment terms, and return and exchange rights for sales to distributors with respect to certain transactions, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-Q/A and in the 2012 Form 10-K/A, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

The correction of these errors had the following impact for the three months ended March 31, 2013 and March 31, 2012: increased net sales by $3.1 million and decreased net sales by $7.1 million, respectively; and increased net income from continuing operations by $2.7 million and decreased net income from continuing operations by $3.6 million, respectively. The following include descriptions of the significant adjustments to the Company’s financial position and results of operations from the previously reported consolidated financial statements.

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

Based on the results of the Independent Review, the Company determined that all distributor transactions should be transitioned to the sell-through method of accounting as of the dates described below:

•	For distributor transactions within the Company’s Orthopedics division, the Company has determined that sell-through accounting should be applied within the Brazil subsidiary for all prior periods given the frequency with which the Company conducted business under extra-contractual and undocumented terms, as well as the Company’s inability to fully access underlying transactional and other information that would be necessary to evaluate transactions under a sell-in basis. For distributor transactions within the division outside the Brazil subsidiary, there were also sales to four distributors that did not meet the fixed or determinable or collectability revenue recognition criteria and therefore, such sales were adjusted to sell-through accounting in the restatement.

•	For distributor transactions within the Company’s U.S. Spine division, the Company has determined that sell-through accounting should be applied beginning January 1, 2011. Following its consideration of the information provided from the Independent Review, the Company believes that January 1, 2011 is the date extra-contractual terms became pervasive in the Company’s U.S. business, and it is unaware of circumstances existing prior to that date that would require it to broadly apply sell-through accounting to all distributor transactions within the U.S. Spine division. Additionally, there were sales in 2012 and 2011 for which revenue was previously recognized that did not meet the fixed or determinable criteria and the product associated with such sales was subsequently returned in 2013 (i) under the terms of negotiated agreements whereby the Company terminated its relationships with two distributors and (ii) by an additional distributor who returned certain product sold pursuant to a contingent sales arrangement. Such sales represented approximately $3.3 million for the year ended December 31, 2012. Due to the return of the product, no revenue will be recognized for these transactions.

•	The Company has determined that stimulation products sold to distributors within the Company’s U.S. Spine division during 2012 did not meet the fixed or determinable (and in some cases, collectability) revenue recognition criterion at the time of shipment. Therefore, the Company has determined that sell-through accounting should be applied for these sales. Management also determined that many of these distributors (or affiliates thereof) received commission payments as part of the sales transactions, which the Company previously recorded as sales and marketing expense. The Company has recorded adjustments in the restatement to net these commission expenses against revenue, as they represented product discounts.

•	The Company has determined that it will prospectively apply sell-through accounting for all remaining distributor arrangements (which entails arrangements within the Company’s Orthopedics division outside the Brazil subsidiary) beginning April 1, 2013, the earliest date for which financial statements have not previously been issued by the Company. Although the Independent Review did not provide information to indicate extra-contractual terms or that historical revenue recognition was inappropriate in these remaining instances, the Company believes the information from the Independent Review indicating that the Company has a history of extra-contractual arrangements for distributor transactions, as described above, provides additional information which should be considered in reassessing the application of sell-through accounting on a prospective basis, particularly given that the Company believes that there is a higher risk associated with distributor arrangements generally.

The effect of adjustments made to the Company’s previously filed consolidated statements of operations as a result of these matters are shown in the tables below. These adjustments also had the following effects on the Company’s previously filed consolidated balance sheets:

•	Accounts receivable decreased as of March 31, 2013 and December 31, 2012 by $34.3 million and $41.3 million, respectively, related to the de-recognition of receivables for which revenue has been deferred and will now be recognized on a sell-through basis, based on cash collections.

•	Inventory increased as of March 31, 2013 and December 31, 2012 by $8.8 million and $11.0 million, respectively, to recognize the costs of inventory shipments to distributors determined to be financially viable as discussed previously.

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

These adjustments resulted in a decrease to inventory (due to an increase in reserves) as of March 31, 2013 and December 31, 2012 of $14.8 million and $14.8 million, respectively.

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

There were no material impacts to the statements of cash flows for the items above. The results of the adjustments to the Company’s previously filed consolidated statements of operations detailed above are summarized in the tables below. The tax effect of the adjustments is estimated based on the Company’s effective tax rate.

	Three Months Ended March 31, 2013
		Adjustments by Category
	Previously	Distributor	Inventory			Total
(U.S. Dollars, in thousands)	Reported	Revenue	Reserves	Royalties	Other	Adjustments	Restated
Net sales	$100,254	$2,963	$—	$—	$156	$3,119	$103,373
Cost of sales	22,699	471	86	2,030	331	2,918	25,617

Gross profit	77,555	2,492	(86)	(2,030)	(175)	201	77,756
Operating expenses
Sales and marketing	48,839	(2,073)	—	(2,030)	318	(3,785)	45,054
General and administrative	18,788	—	—	—	(458)	(458)	18,330
Research and development	5,400	—	—	—	341	341	5,741
Amortization of intangibles assets	504	—	—	—	40	40	544
Charges related to U.S. Government resolutions	—	—	—	—	—	—	—

	73,531	(2,073)	—	(2,030)	241	(3,862)	69,669

Operating income	4,024	4,565	(86)	—	(416)	4,063	8,087
Other income and (expense)	4,204	—	—	—	—	—	4,204

Income before income taxes	8,228	4,565	(86)	—	(416)	4,063	12,291
Income tax expense	(3,320)	(1,529)	29	—	139	(1,361)	(4,681)

Net income from continuing operations, net of tax	$4,908	$3,036	$(57)	$—	$(277)	$2,702	$7,610

	Three Months Ended March 31, 2012
		Adjustments by Category
	Previously	Distributor	Inventory			Total
(U.S. Dollars, in thousands)	Reported	Revenue	Reserves	Royalties	Other	Adjustments	Restated
Net sales	$116,042	$(7,394)	$—	$—	$288	$(7,106)	$108,936
Cost of sales	21,940	(1,471)	(1,212)	2,126	(5)	(562)	21,378

Gross profit	94,102	(5,923)	1,212	(2,126)	293	(6,544)	87,558
Operating expenses
Sales and marketing	49,521	(417)	—	(2,126)	150	(2,393)	47,128
General and administrative	14,570	—	—	—	—	—	14,570
Research and development	7,050	—	—	—	—	—	7,050
Amortization of intangibles assets	530	—	—	—	50	50	580
Charges related to U.S. Government resolutions	—	—	—	—	310	310	310

	71,671	(417)	—	(2,126)	510	(2,033)	69,638

Operating income	22,431	(5,506)	1,212	—	(217)	(4,511)	17,920
Other income and (expense)	(2,852)	—	—	—	—	—	(2,852)

Income before income taxes	19,579	(5,506)	1,212	—	(217)	(4,511)	15,068
Income tax expense	(7,363)	1,089	(240)	—	43	892	(6,471)

Net income from continuing operations, net of tax	$12,216	$(4,417)	$972	$—	$(174)	$(3,619)	$8,597

The effects of the restatement on the Company’s condensed consolidated balance sheet as of March 31, 2013 are as follows:

(Unaudited, U.S. Dollars, in thousands, except share data)	As of March 31, 2013
	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$33,675	$—	$33,675
Restricted cash	29,446	—	29,446
Trade accounts receivable, less allowances of $11,731	132,425	(35,919)	96,506
Inventories	92,133	(7,442)	84,691
Deferred income taxes	17,363	16,552	33,915
Prepaid expenses and other current assets	32,211	2,179	34,390

Total current assets	337,253	(24,630)	312,623
Property, plant and equipment, net	52,402	1,717	54,119
Patents and other intangible assets, net	6,765	170	6,935
Goodwill	72,607	—	72,607
Deferred income taxes	20,200	(1,024)	19,176
Other long-term assets	14,153	(3,855)	10,298

Total assets	$503,380	$(27,622)	$475,758

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$14,230	$757	$14,987
Other current liabilities	51,295	(6,566)	44,729

Total current liabilities	65,525	(5,809)	59,716
Long-term debt	20,000	—	20,000
Deferred income taxes	11,460	765	12,225
Other long-term liabilities	4,227	6,198	10,425

Total liabilities	101,212	1,154	102,366
Contingencies (Note 17)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 19,453,294 issued and outstanding	1,945	—	1,945
Additional paid-in capital	250,186	195	250,381
Retained earnings	150,665	(31,318)	119,347
Accumulated other comprehensive income	(628)	2,347	1,719

Total shareholders’ equity	402,168	(28,776)	373,392

Total liabilities and shareholders’ equity	$503,380	$(27,622)	$475,758

The effects of the restatement on the Company’s condensed consolidated balance sheet as of December 31, 2012 are as follows:

(Unaudited, U.S. Dollars, in thousands, except share data)	As of December 31, 2012
	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$31,055	$—	$31,055
Restricted cash	21,314	—	21,314
Trade accounts receivable, less allowances of $13,543	150,316	(43,004)	107,312
Inventories	88,744	(5,371)	83,373
Deferred income taxes	16,959	16,491	33,450
Prepaid expenses and other current assets	32,056	2,023	34,079

Total current assets	340,444	(29,861)	310,583
Property, plant and equipment, net	51,362	2,473	53,835
Patents and other intangible assets, net	6,880	410	7,290
Goodwill	74,388	—	74,388
Deferred income taxes	19,904	(1,023)	18,881
Other long-term assets	11,303	(3,383)	7,920

Total assets	$504,281	$(31,384)	$472,897

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$21,812	$763	$22,575
Other current liabilities	46,985	(7,375)	39,610

Total current liabilities	68,797	(6,612)	62,185
Long-term debt	20,000	—	20,000
Deferred income taxes	11,456	—	11,456
Other long-term liabilities	4,930	6,494	11,424

Total liabilities	105,183	(118)	105,065
Contingencies (Note 17)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 19,339,329 issued and outstanding	1,934	—	1,934
Additional paid-in capital	246,111	195	246,306
Retained earnings	148,549	(33,702)	114,847
Accumulated other comprehensive income	2,504	2,241	4,745

Total shareholders’ equity	399,098	(31,266)	367,832

Total liabilities and shareholders’ equity	$504,281	$(31,384)	$472,897

The effects of the restatements on the Company’s condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

(Unaudited, U.S. Dollars, in thousands, except share and per share data)	Three Months Ended March 31, 2013
	Previously Reported	Adjustments	Restated
Product sales	$88,358	$2,978	$91,336
Marketing service fees	11,896	141	12,037

Net sales	100,254	3,119	103,373
Cost of sales	22,699	2,918	25,617

Gross profit	77,555	201	77,756
Operating expenses
Sales and marketing	48,839	(3,785)	45,054
General and administrative	18,788	(458)	18,330
Research and development	5,400	341	5,741
Amortization of intangible assets	504	40	544

	73,531	(3,862)	69,669

Operating income	4,024	4,063	8,087
Other income and expense
Interest expense, net	(560)	—	(560)
Other income	4,764	—	4,764

	4,204	—	4,204

Income before income taxes	8,228	4,063	12,291
Income tax expense	(3,320)	(1,361)	(4,681)

Net income from continuing operations, net of tax	4,908	2,702	7,610

Discontinued operations (Note 16)
Loss from discontinued operations	(4,432)	(2)	(4,434)
Income tax benefit	1,640	(316)	1,324

Net loss from discontinued operations, net of tax	(2,792)	(318)	(3,110)

Net income	$2,116	$2,384	$4,500

Net income (loss) per common share- basic:
Net income from continuing operations, net of tax	$0.25	$0.14	$0.39
Net loss from discontinued operations, net of tax	(0.14)	(0.02)	(0.16)

Net income per common share- basic	$0.11	$0.12	$0.23

Net income (loss) per common share- diluted:
Net income from continuing operations, net of tax	$0.25	$0.14	$0.39
Net loss from discontinued operations, net of tax	(0.14)	(0.02)	(0.16)

Net income per common share- diluted	$0.11	$0.12	$0.23

Weighted average number of common shares:
Basic	19,431,093	—	19,431,093
Diluted	19,691,141	—	19,691,141
Comprehensive (loss) income	$(1,016)	$2,490	$1,474

The effects of the restatements on the Company’s condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2012 are as follows:

(Unaudited, U.S. Dollars, in thousands, except share and per share data)	Three Months Ended March 31, 2012
	Previously Reported	Adjustments	Restated
Product sales	$104,820	$(7,212)	$97,608
Marketing service fees	11,222	106	11,328

Net sales	116,042	(7,106)	108,936
Cost of sales	21,940	(562)	21,378

Gross profit	94,102	(6,544)	87,558
Operating expenses
Sales and marketing	49,521	(2,393)	47,128
General and administrative	14,570	—	14,570
Research and development	7,050	—	7,050
Amortization of intangible assets	530	50	580
Charges related to US Government Resolutions	—	310	310

	71,671	(2,033)	69,638

Operating income	22,431	(4,511)	17,920
Other income and expense
Interest expense, net	(2,221)	—	(2,221)
Other expense, net	(631)	—	(631)

	(2,852)	—	(2,852)

Income before income taxes	19,579	(4,511)	15,068
Income tax expense	(7,363)	892	(6,471)

Net income from continuing operations, net of tax	12,216	(3,619)	8,597

Discontinued operations (Note 16)
(Loss) income from discontinued operations	(506)	1,033	527
Income tax benefit	306	(23)	283

Net (loss) income from discontinued operations, net of tax	(200)	1,010	810

Net income	$12,016	$(2,609)	$9,407

Net income (loss) per common share- basic:
Net income from continuing operations, net of tax	$0.65	$(0.19)	$0.46
Net (loss) income from discontinued operations, net of tax	(0.01)	0.05	0.04

Net income per common share- basic	$0.64	$(0.14)	$0.50

Net income (loss) per common share- diluted:
Net income from continuing operations, net of tax	$0.64	$(0.19)	$0.45
Net (loss) income from discontinued operations, net of tax	(0.01)	0.05	0.04

Net income per common share- diluted	$0.63	$(0.14)	$0.49

Weighted average number of common shares:
Basic	18,675,694	—	18,675,694
Diluted	19,116,195	—	19,116,195
Comprehensive income	$14,726	$(2,918)	$11,808

3. Inventories

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess, obsolete or impaired items which is reviewed and updated on a periodic basis by management. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Italy, cost is determined on a weighted-average basis, which approximates the first in, first out (“FIFO”) method due to the high turn-over rate of inventory at this location. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Texas, standard costs, which approximates actual cost on a FIFO basis, is used to value inventory. Standard costs are reviewed annually by management, or more often in the event circumstances indicate a change in cost has occurred. The valuation of work-in-process, finished products, field inventory and consignment inventory includes the cost of materials, labor and production costs. Field inventory represents immediately saleable finished products inventory that is in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals. Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues and associated cost of sales are recognized.

(US$ in thousands)	March 31, 2013	December 31, 2012
	(Restated)	(Restated)
Raw materials	$5,847	$7,623
Work-in-process	7,401	7,886
Finished products	33,234	28,308
Field inventory	22,963	22,629
Consignment inventory	5,765	6,155
Deferred cost of sales	9,481	10,772

Total Inventory	$84,691	$83,373

4. Patents and other intangible assets

(US$ in thousands)	March 31, 2013	December 31, 2012
	(Restated)	(Restated)
Cost
Patents	$39,000	$38,905
Trademarks — definite lived	679	657

	39,679	39,562
Accumulated amortization
Patents	(32,292)	(31,845)
Trademarks — definite lived	(452)	(427)

	(32,744)	(32,272)

Patents and other intangible assets, net	$6,935	$7,290

5. Goodwill

The following table presents the changes in the net carrying value of goodwill:

(US$ in thousands)	Total
At December 31, 2012	$74,388
Foreign currency	(1,781)

At March 31, 2013	$72,607

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

The Credit Agreement provides for a five year, $200 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100 million secured term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Credit Facilities”). Orthofix Holdings has the ability to increase the amount of the Credit Facilities by an aggregate amount of up to $50 million upon satisfaction of certain conditions.

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

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2013 and December 31, 2012 is $225.2 million and $213.4 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of March 31, 2013 and December 31, 2012 was $29.4 million and $21.3 million, respectively.

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

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(US$ in thousands)	Balance March 31, 2013	Level 1	Level 2	Level 3
Derivative financial instruments
Cash flow hedges
Cross-currency swap	$1,598	$—	$1,598	$—

(US$ in thousands)	Balance December 31, 2012	Level 1	Level 2	Level 3
Derivative financial instruments
Cash flow hedges
Cross currency swap	$305	$—	$305	$—

10. Comprehensive income (loss)

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge. The components of and changes in accumulated other comprehensive income were as follows:

(US$ in thousands)	Foreign Currency Translation Adjustments	Fair Value of Cross- Currency Swap	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$4,614	$131	$4,745
Unrealized gain on cross-currency swap, net of tax of $187	—	(318)	(318)
Foreign currency translation adjustment (1)	(2,708)	—	(2,708)

Balance at March 31, 2013	$1,906	$(187)	$1,719

(1)	As the cash generally remains permanently invested in the non-U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

11. Earnings per share

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

13. Other income (expense)

The following table shows the detail of other income (expense):

	Three Months Ended March 31,
(US$ in thousands)	2013	2012
	(Restated)	(Restated)
Gain related to demutualization of a mutual insurance company (1)	$4,406	$—
Transactional foreign currency exchange gains (losses)	623	(470)
Other	(265)	(161)

Total	$4,764	$(631)

(1)	In the first quarter of 2013, the Company received $4.4 million of cash related to the demutualization of a mutual insurance company, in which the company was an eligible member to share in such proceeds.

14. Income taxes

The Company recognized a $4.7 million and $6.5 million provision for income tax which reflects an effective tax rate of 38.1% and 42.9% on pre-tax income for the three months ended March 31, 2013 and 2012, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations was 38.1% and 39.5% for the first three months of 2013 and 2012, respectively. The principal factors affecting the Company’s effective tax rate was the Company’s mix of earnings among various tax jurisdictions, state taxes and current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was enacted. The Act provides tax relief for businesses by reinstating certain tax benefits and credits retroactively to January 1, 2012. There are several provisions of the Act that impact the Company, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act were recognized in the Company’s provision for income taxes in the first quarter of 2013.

As of March 31, 2013 and December 31, 2012, the Company’s unrecognized tax benefit was $0.8 million and $1.2 million, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In March 2013 the Company settled a $0.9 million liability that had been previously accrued as of December 31, 2012. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of March 31, 2013, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

Unremitted foreign earnings increased from $285.3 million at December 31, 2011 to $292 million at December 31, 2012. The $292 million includes $293.8 million in U.S subsidiaries. The Company does not anticipate any impact on income tax liabilities since earnings are permanently reinvested for both U.S and non-U.S. subsidiaries.

15. Business segment information

The Company’s segment information (as provided below) has been prepared based on the Company’s two global business units (“GBU”) reporting segments, Spine and Orthopedics. The accounting policies of the segments are the same as those described in the business segment information found in Note 13 to the Consolidated Financial Statements included in the 2012 Form 10-K/A.

The table below presents external net sales by GBU reporting segment. Net sales include product sales and marketing service fees. Marketing service fees, which are recorded on a net basis, are comprised of sales of Trinity Evolution ® in spine and orthopedic applications.

	External Net Sales by GBU
	Three Months Ended March 31,
(US$ in thousands)	2013	2012	Reported Decline	Constant Currency Decline
	(Restated)	(Restated)	(Restated)	(Restated)
Spine
Spine Repair Implants and Regenerative Biologics	$36,280	$34,393	5%	0%
Spine Regenerative Stimulation	33,744	38,790	(13)%	(17)%

Total Spine	70,024	73,183	(4)%	(9)%
Orthopedics	33,349	35,753	(7)%	(3)%

Total Net Sales	$103,373	$108,936	(5)%	(7)%

The table below presents operating income (loss) by GBU reporting segment:

Operating Income (Loss) by GBU	Three Months Ended March 31,
(US$ in thousands)	2013	2012
	(Restated)	(Restated)
Spine	$14,680	$22,019
Orthopedics	2,041	71
Corporate (1)	(8,634)	(4,170)

Total	$8,087	$17,920

(1)	For the three months ended March 31, 2013, the operating loss for Corporate included $3.6 million of management succession charges.

16. Sale of Breg and Disposition of Sports Medicine GBU

On April 23, 2012, the Company’s subsidiary Orthofix Holdings and Breg entered into a stock purchase agreement (the “SPA”) with Breg Acquisition Corp. (“Buyer”), a newly formed affiliate of Water Street Healthcare Partners II, L.P., pursuant to which Buyer agreed to acquire from Orthofix Holdings all the outstanding shares of Breg, subject to the terms and conditions contained therein (the “Transaction”). Under the terms of the SPA, upon closing of the sale, Orthofix Holdings and the Company agreed to indemnify Buyer with respect to certain specified matters, including the government investigation and product liability matters regarding a previously owned infusion pump product line, pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. (See “Matters Related to the Company’s Former Breg Subsidiary and Possible Indemnification Obligations” under Note 17 to the Consolidated Financial Statements included in the 2012 Form 10-K/A.) On May 24, 2012 (the “Closing Date”), Orthofix Holdings completed the sale of all of the outstanding shares of Breg for $157.5 million in cash. After adjustments for working capital and indebtedness in accordance with the terms of the SPA, Orthofix Holdings used $145 million of the net proceeds to prepay outstanding Company indebtedness, as required by a lender consent received in connection with the Company’s existing Credit Agreement. As a result of the closing of this Transaction, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. The Company also agreed to enter into certain transition arrangements at the closing, including a transition services agreement pursuant to which the Company agreed to continue to provide administrative operational support for a period of up to twelve months. As a result of the sale of Breg, the Company completed its exit from the Sports Medicine GBU, of which Breg was a significant component.

The portion of indemnification related to post closing claims related to post-closing sales of cold therapy has created a guarantee under Accounting Standards Codification ASC 460 — Guarantees, and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the Closing Date. The Company will amortize the fair value of the noncontingent liability ratably over the period of indemnification, which is three years. The Company’s obligations under this guarantee were approximately $1.4 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively.

Gain on Sale of Discontinued Operations

The following table presents the value of the asset disposition, proceeds received, net of various working capital adjustments and indebtedness and net gain on sale of Breg as shown in the condensed consolidated statement of operations for the year ended December 31, 2012.

(US$ in thousands)	Total
Cash proceeds	$157,500
Less:
Working Capital	(7,093)
Transaction related expenses	(4,276)
Fair Value of Indemnification	(2,000)
Tangible assets	(8,309)
Intangible assets	(28,164)
Goodwill	(106,200)

Gain on sale of Breg, before income taxes	1,458
Income tax expense	(113)

Gain on sale of Breg, net of taxes	$1,345

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

17. Contingencies

The Company is a party to certain outstanding legal proceedings, investigations and claims. These matters (including certain matters occurring in 2013) are described in the 2012 Form 10-K/A. There have been no material developments in these matters since the filing of the 2012 Form 10-K/A.

18. Subsequent Events

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

On May 8, 2013, the Company announced that its Board of Directors has authorized a share repurchase program in an amount up to $50 million. Repurchases began on May 10, 2013 consisting primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases were being made from cash on hand, cash generated from operations and additional borrowings. The timing of the transactions and the aggregate number of shares of common stock that will be ultimately repurchased under the repurchase program will depend on a variety of factors, including market conditions and the prices at which the securities are repurchased. The Company may discontinue repurchases without prior notice at any time if it determines additional repurchases are not warranted. As of the date of this Form 10-Q/A, the Company has made total repurchases in an amount equal to approximately $39.5 million, all of which repurchases to date were made during the fiscal quarters ended June 30, 2013 and September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed below and in Part I, Item 1, “Financial Statements” – “Note 2 – Restatement of Condensed Consolidated Financial Statements”, we have restated our previously issued consolidated financial statements for certain prior periods, including the fiscal quarters ended March 31, 2013 and March 31, 2012. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

The following discussion and analysis addresses the results of our operations which are based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with US GAAP, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Form 10-Q/A and in the 2012 Form 10-K/A.

Restatement of Previously Issued Consolidated Financial Statements

As described further below and herein, this Form 10-Q/A reflects the restatement of our condensed consolidated financial statements as of and for each of the fiscal quarters ended March 31, 2013 and March 31, 2012. The restatement reflected in this Amendment and the 2012 Form 10-K/A corrects errors principally related to our accounting for revenue recognition for sales to distributors, our accounting for inventory reserves, and our accounting for royalties. This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments in the fiscal quarters ended March 31, 2013 and March 31, 2012. See Note 2 to our consolidated financial statements, which accompany the financial statements in Part I, Item 1 of this report, for further detail regarding the restatement adjustments. In addition, for further information regarding the matters leading to the restatement and related findings respect to our disclosure controls and procedures and internal control over financial reporting, see Part I, Item 4, “Controls and Procedures” of this Amendment.

Audit Committee Review

In conjunction with the Independent Review conducted by the Audit Committee described in the Explanatory Note of this Form 10-Q/A, management concluded that errors existed in our previously issued financial statements with respect to the fiscal years ended December 31, 2012, 2011 and 2010, and the fiscal quarter ended March 31, 2013. There were also similar types of errors identified as affecting our previously issued consolidated financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, for which we included restated consolidated financial information for the fiscal years ended December 31, 2009 and 2008 in the “Selected Financial Data” table of the 2012 Form 10-K/A. Adjustments prior to January 1, 2010 were recognized as a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders’ equity included in the consolidated financial statements included in Item 8 of the 2012 Form 10-K/A.

In reaching these conclusions, we considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale (such as extended payment terms, and return and exchange rights for sales to distributors with respect to certain transactions), including some with which certain senior-level personnel were involved, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

We assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-Q/A and in the 2012 Form 10-K/A, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

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

We have administrative and training facilities in the United States (“U.S.”), Brazil, the United Kingdom, France, Germany, Puerto Rico and Italy and manufacturing facilities in the U.S. and Italy. The Spine global business unit (“GBU”) directly distributes products in the U.S. and commencing in the first quarter of 2013 in Germany. The orthopedics GBU directly distributes products in the U.S., the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Brazil and Puerto Rico. In several of these and other markets we also distribute our products through independent distributors.

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

GBU Revenues

The following table displays net sales by GBU for the three months ended March 31, 2013 and 2012.

	External Net Sales by GBU
	Three Months Ended March 31,
(US$ in thousands)	2013	2012	Reported Decline	Constant Currency Decline
	(Restated)	(Restated)	(Restated)	(Restated)
Spine
Spine Repair Implants and Regenerative Biologics	$36,280	$34,393	5%	0%
Spine Regenerative Stimulation	33,744	38,790	(13)%	(17)%

Total Spine	70,024	73,183	(4)%	(9)%
Orthopedics	33,349	35,753	(7)%	(3)%

Total Net sales	$103,373	$108,936	(5)%	(7)%

Note: Spine Repair Implants and Regenerative Biologics includes $9.5 million and $8.8 million of marketing service fees in the three months ended March 31, 2013 and 2012, respectively. Orthopedics includes $2.5 million of marketing service fees in the three months ended March 31, 2013 and 2012.

The following table presents certain items in our condensed consolidated statements of operations as a percent of total net sales for the periods indicated:

	Three Months Ended March 31,
	2013 (%)	2012 (%)
	(Restated)	(Restated)
Product sales	88	90
Marketing service fees	12	10
Net sales	100	100
Cost of sales	25	20
Gross profit	75	80
Operating expenses:
Sales and marketing	43	43
General and administrative	18	13
Research and development	5	7
Amortization of intangible assets	1	1
Operating income	8	16
Net income	4	9

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales decreased $5.5 million to $103.4 million in the first quarter of 2013 compared to $108.9 million for the same period last year. The impact of foreign currency increased sales by $2.4 million during the first quarter of 2013 when compared to the first quarter of 2012. Net sales include product sales and marketing service fees which is comprised of sales of Trinity Evolution ® in spine and orthopedic applications.

Sales

Net sales in our Spine global business unit decreased to $70 million in the first quarter of 2013 compared to $73.2 million for the same period last year, a decrease of $3.2 million. The decrease in Spine’s net sales was made up of a $5.1 million, or 13% decrease in sales of Regenerative Stimulation products and a 5% (or $1.9 million) increase in sales of Repair Implants and Regenerative Biologics products used in spine applications when compared to the same period in the prior year. The decrease in sales of Regenerative Stimulation products used in spine applications was primarily a result of residual effects of distribution disruptions and higher than ordinary mix of wholesale revenue in the first quarter of 2012. The increase in sales of Repair Implants and Regenerative Biologics products was primarily due to the growth from the ongoing rollout of the FORZA Spinal Spacer System and the increased adoption of Trinity Evolution ® in spine fusion applications.

Net sales in our Orthopedics global business unit decreased 7% (or 3% on a constant currency basis) to $33.3 million in the first quarter of 2013 compared to $35.8 million for the same period last year. This decrease was primarily due to continuing challenges in Brazil in Orthopedics Repair, which has been impacted by increased competition and product delays due to the strike at the country’s regulatory agency; a 26% decrease of Physio-Stim® Regenerative Stimulation sales mainly in the US and in France (where we stopped receiving reimbursement on this product); and poor macroeconomic conditions in Europe.

Gross Profit — Our gross profit decreased $9.8 million to $77.8 million in the first quarter of 2013, compared to $87.6 million for the same period last year. Gross profit as a percent of net sales in the first quarter of 2013 was 75% compared to 80% for the same period last year. The decrease in the gross profit margin is primarily a result of an unfavorable product and geographical sales mix relating to the decrease in our stimulation sales both in Spine and Orthopedics, impacts from pricing challenges in our Spine Implants business and an increase in depreciation expense related to new product launches in our Spine Implants business that took place in the third and fourth quarters of 2012.

Sales and Marketing Expense — Sales and marketing expense, which includes commissions and the bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense decreased $2.1 million, to $45.0 million in the first quarter of 2013 compared to $47.1 million in the first quarter of 2012. As a percent of net sales, sales and marketing expense remained 43% in both the first quarter of 2013 and 2012.

General and Administrative Expense — General and administrative expense increased $3.7 million, or 25%, in the first quarter of 2013 to $18.3 million compared to $14.6 million in the first quarter of 2012. The first quarter of 2013 included $3.6 million of senior management succession charges. Excluding these succession charges, general and administrative expense as a percent of net sales was 14% in the first quarter of 2013, which is comparable with 13% in 2012.

Research and Development Expense — Research and development expense decreased $1.4 million in the first quarter of 2013 to $5.7 million compared to $7.1 million for the same period last year. As a percent of sales, research and development expense was 5.5% in the first quarter of 2013 compared to 6.5% for the same period last year. The decrease in research and development expenses in the first quarter of 2013 compared to the same period in the prior year was due to our strategic investment with Musculoskeletal Transplant Foundation (“MTF”) of $1 million in the 2012 period on the development and commercialization of the next generation cell-based bone growth technology and timing of spending related to our ongoing research, development and clinical activities.

Amortization of Intangible Assets — Amortization of intangible assets was $0.6 million in the first quarter of 2013 and 2012.

Interest Expense, net — Interest expense, net was $0.6 million for the first quarter of 2013 compared to $2.2 million for the same period last year, primarily as the result of a lower year over year outstanding debt balance and to a lesser extent lower interest rates.

Other Income (Expense) — Other income (expense) was $4.8 million and ($0.6) million for the first quarters of 2013 and 2012, respectively. The fluctuation is mainly attributable to our receipt of $4.4 million cash related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. Other income (expense) also includes the effect of foreign exchange. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Expense —Our worldwide effective tax rate was 38.1% and 42.9% during the first quarters of 2013 and 2012, respectively. When adjusted for various discrete items, the effective tax rate for the first quarter of 2013 and 2012 was 38.1% and 39.5% respectively. These rates are affected by the mix of earnings among various tax jurisdictions and losses incurred in a number of foreign jurisdictions, for which we do not currently recognize a tax benefit. We do not believe that it is more likely than not that we will generate sufficient future income in these jurisdictions to allow for the utilization of these losses before their expiration.

Net Income — Net income for the first quarter of 2013 was $4.5 million, or $0.23 per basic and $0.23 per diluted share, compared to net income of $9.4 million, or $0.50 per basic and $0.49 per diluted share for the same period last year.

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

Net cash provided by operating activities was $15.1 million and $49.0 million for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation and deferred income taxes) and changes in working capital. Net income decreased $4.9 million to net income of $4.5 million for the three months ended March 31, 2013 from a net income of $9.4 million for the comparable period in the prior year. Non-cash items for the three months ended March 31, 2013 increased $3.5 million to $9.4 million compared to non-cash items of $5.9 million in the same period of 2012. Working capital accounts provided $1.2 million for the three months ended March 31, 2013 and $33.7 million of cash for the three months ended March 31, 2012, respectively. For the three months ended March 31, 2012, working capital accounts were impacted by $41.5 million in cash we received from the Blackstone escrow fund which was recorded in Restricted Cash in accordance with the credit facility. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory reflect day’s sales in receivables of 84 days at March 31, 2013 and 86 days at March 31, 2012, and inventory turns of 1.2 times as of March 31, 2013 and 1.1 times as of March 31, 2012.

Net cash used by investing activities was $6.1 million for the three months ended March 31, 2013 and $6.5 million for the three months ended March 31, 2012, which in each case was used for capital expenditures.

Net cash used in financing activities was $5.9 million for the three months ended March 31, 2013 compared to $28.9 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we made no repayments on our revolving debt as compared to $3.8 million during the three months ended March 31, 2012. Our restricted cash balance usage of $32.3 million in the three months ended March 31, 2012 primarily related to the cash received from the Blackstone escrow fund which was recorded in Restricted Cash in accordance with the credit facility. Our restricted cash balance usage was $8.1 million in the three months ended March 31, 2013. During the three months ended March 31, 2013 and 2012, we received proceeds of $2.1 million and $6.6 million, respectively, from the issuance of 113,965 shares and 262,713 shares, respectively, of our common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

On August 30, 2010, our wholly-owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain of our domestic direct and indirect subsidiaries (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto.

The Credit Agreement provides for a five year, $200 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100 million secured term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Credit Facilities”). Orthofix Holdings has the ability to increase the amount of the Credit Facilities by an aggregate amount of up to $50 million upon satisfaction of certain conditions.

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

Certain of our subsidiaries have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Credit Facilities. The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company. Our domestic subsidiaries, as parties to the Credit Agreement, have access to these net assets for operational purposes. The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2013 and December 31, 2012 was $225.2 million and $213.4 million, respectively. In addition, the Credit Agreement restricts us and our subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings and its subsidiaries. The amount of restricted cash as of March 31, 2013 and December 31, 2012 was $29.4 million and $21.3 million, respectively.

At March 31, 2013, we had no outstanding bank borrowings and unused available line of credit of approximately €5.8 million ($7.4 million) under the line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

On May 8, 2013, we announced that our Board of Directors has authorized a share repurchase program in an amount up to $50 million. Repurchases began on May 10, 2013 consisting primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases were being made from cash on hand, cash generated from operations and additional borrowings. The timing of the transactions and the aggregate number of shares of common stock that will be ultimately repurchased under the repurchase program will depend on a variety of factors, including market conditions and the prices at which the securities are repurchased. We may discontinue repurchases without prior notice at any time if it determines additional repurchases are not warranted. As of the date of this Form 10-Q/A, we have made total repurchases in an amount equal to approximately $39.5 million, all of which repurchases to date were made during the fiscal quarters ended June 30, 2013 and September 30, 2013.

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

The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by the Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in the Company’s previously issued financial statements with respect to the Non-Reliance Period, as well as in the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2010. There were also similar types of errors identified as affecting the Company’s previously issued consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, for which the Company included restated consolidated financial information for the fiscal years ended December 31, 2009 and 2008 in the “Selected Financial Data” table of the 2012 Form 10-K/A. Adjustments prior to January 1, 2010 were recognized as a cumulative adjustment to beginning retained earnings in the consolidated statements of changes in shareholders’ equity included in the consolidated financial statements included in Item 8 of the 2012 Form 10-K/A.

In reaching these conclusions, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale (such as extended payment terms, and return and exchange rights for sales to distributors with respect to certain transactions), including some with which certain senior-level personnel were involved, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-Q/A and in the 2012 Form 10-K/A, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

Evaluation of Disclosure Controls and Procedures

In connection with the filing of the Original Form 10-Q in May 2013, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q in May 2013 and in connection with the preparation and filing of the above-described restatement and this Amendment, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Material Weaknesses in Internal Control over Financial Reporting

In connection with management’s re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of March 31, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2013:

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

Some or all of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013.

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

We are in the process of developing a plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have designed and plan to implement, and in some cases have already implemented, the specific remediation initiatives described below:

Management’s remediation plan with respect to controls over revenue recognition practices relating to the Company’s distributors:

•	We have enhanced our revenue recognition training materials for all sales personnel;

•	We are in the process of training sales management personnel (including senior-level management) pursuant to our updated revenue recognition training materials;

•	We have created and implemented an improved sales certification process to identify any sales with deviations from written sales contracts;

•	We have established and hired a new Senior Manager of Revenue position in our finance department, which we believe will bring additional revenue recognition expertise to address our more complex revenue transactions to help ensure that our revenue recognition policies are correctly applied; and

•	We are working to improve procedures with respect to the proper communication, approval, documentation and accounting review of deviations from written sales contracts.

Management’s remediation plan with respect to controls over the computation and recording of the Company’s inventory reserves:

•	We have enhanced controls over our model for determining inventory reserves to ensure that, once reserves are established in a fiscal period, subsequent write-ups based on demand are not recognized; and

•	We are implementing additional review of our inventory reserve analysis, including the involvement of both finance and operational executives, and more analysis of days inventory on hand at the product line level, which we expect to provide better controls to assess excess and obsolete inventory based on the current inventory on hand in relation to the demand forecast and related reserve.

Management’s remediation plan with respect to controls over foreign subsidiary oversight:

•	We have changed our structure so that all of our subsidiaries’ accounting functions now report to the VP, Controller within the corporate accounting function, which we believe will provide additional corporate-level oversight of their activities;

•	We have established and hired a Director of Controls and Process Improvement, whose primary duties are the design and implementation of internal control over financial reporting;

•	We have engaged a professional firm to perform testing and evaluation of the Company’s internal controls, and to assist the Company in designing and implementing additional financial reporting controls and financial reporting control enhancements; and

•	We are evaluating our accounting systems to determine appropriate enhancements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 17, “Contingencies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q/A, which is incorporated herein by reference.

Item 1 A . Risk Factors

As of the date of this Form 10-Q/A, there had been no material changes to our risk factors from the factors discussed in Part I, Item 1A, “Risk Factors,” in the 2012 Form 10-K/A. For information regarding changes to our risk factors after the date of this Form 10-Q/A, please refer to the risk factors set forth in the Company’s filings that are made by the Company on or after the date of this filing, including without limitation the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Item 6. Exhibits

10.1	Employment Agreement, entered into as of January 7, 2013, by and between Orthofix Inc. and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed January 11, 2013 and incorporated herein by reference).

10.2	Letter Agreement, dated March 12, 2013, between Orthofix Inc., Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.3	Employment Agreement, effective as of March 13, 2013, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.4	Inducement Grant Non-Qualified Stock Option Agreement, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.5	Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101*	The following materials from the Orthofix International N.V. Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

*	Filed herewith.

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