Form 10-K
period 2013-12-31
ORTHOFIX INTERNATIONAL N V
filed 2014-03-31
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2013, as reported by the Nasdaq Global Select Market, was approximately $497.5 million.

As of March 24, 2014, 18,187,194 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement to be filed with the Commission in connection with the 2014 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Orthofix International N.V.

Form 10-K for the Year Ended December 31, 2013

Explanatory Note

Orthofix International N.V. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we,” “us,” or “our”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Report” or this “Form 10-K”) with the Securities and Exchange Commission (the “SEC”) following the filing (i) on March 24, 2014 of an amendment to its Annual Report on Form 10-K for the year ended December 31, 2012, an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (collectively, the “Amendments”), and its Quarterly Report on Form 10-Q for the quarter period ended June 30, 2013 and (ii) on March 25, 2014 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. We experienced delays in filing this Form 10-K with the SEC because of the independent review by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors into certain accounting matters (the “Independent Review”), which review led to the restatement of our previously issued consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 and for the interim quarterly period ended March 31, 2013, as well as the correction of similar errors in prior periods. For additional information regarding this restatement and related matters, you should refer to the Amendments filed on March 24, 2014. We also filed with the SEC on March 18, 2014 a Form 12b-25 reporting our inability to file this Report on the due date prescribed by SEC rules because of the Independent Review and the restatement. Pursuant to Rule 12b-25, we have filed this Report prior to the fifteenth calendar day following the prescribed filing date of March 17, 2014.

This Form 10-K reflects the effects of the restatement of the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, “Financial Statements and Supplementary Data,” in both textual and tabular form. In addition, the Company is including restated consolidated financial information for the fiscal years ended December 31, 2010 and 2009 in Part II, Item 6, “Selected Financial Data.” We do not plan to amend any previously filed reports in connection with the restatement other than as described above.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading Risk Factors, to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the Audit Committee review and financial restatement described herein and related legal proceedings (including potential action by the Division of Enforcement of the SEC and pending securities class action litigation), the Company’s review of allegations of improper payments involving the Company’s Brazil-based subsidiary (which review is described in Part I, Item 3, “Legal Proceedings”), the Company’s non-compliance with certain Nasdaq Stock Market LLC listing rules, and related pending hearings proceedings in connection therewith, the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit) (as further described in Part I, Item 3, “Legal Proceedings”) and other reports that we will file in the future), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file in the future.

PART I

Item 1.	Business

In this Form 10-K, the terms “we,” “us,” “our,” “Orthofix,” “the Company” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a diversified, global medical device company focused on developing and delivering innovative repair and regenerative solutions to the spine and orthopedic markets. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical devices used principally by musculoskeletal medical specialists for spine and orthopedic applications. Our main products are spinal implant products human cellular and tissue based products (“HCT/P products”) used in surgical procedures, non-invasive regenerative stimulation products used to enhance bone growth and the success rate of spinal fusions and to treat non-union fractures, and external and internal fixation devices used in fracture repair, limb lengthening and bone reconstruction. Our products also include bone cement and devices for removal of bone cement used to fix artificial implants.

We have administrative and training facilities in the United States (“U.S.”), Brazil, the United Kingdom, France, Germany, Puerto Rico and Italy and manufacturing facilities in the U.S. and Italy. We directly distribute our products in the U.S., the United Kingdom, Italy, Germany, France, Belgium, Brazil, Australia, and Puerto Rico. In several other markets we distribute our products through independent distributors.

Orthofix International N.V. is a limited liability company operating under the laws of Curaçao. The Company was formed on October 19, 1987 under the laws of the Netherlands Antilles, with the principal executive office in the Netherlands Antilles on the island of Curaçao. Curaçao became a separate and autonomous country on October 10, 2010. Our executive offices in Curaçao are located at 7 Abraham de Veerstraat, Curaçao. Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Proxy Statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Form 10-K. Our Internet website is located at http://www.orthofix.com. Our SEC filings are also available on the SEC Internet website at http://www.sec.gov.

Business Segments

Our segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, Spine Fixation, and supported by Corporate activities. These SBUs represent the segments for which our Chief Operating Decision Maker (the “CODM”) reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information has been prepared based on our four SBUs reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for a portfolio of market leading devices for enhancing bone fusion that utilize Orthofix’s patented pulsed electromagnetic (PEMF) technology. These Food and Drug Administration-approved Class 3 medical devices are indicated as an adjunctive treatment to enhance fusion success in cervical and lumbar spine fusion as well as a therapeutic treatment for non-healing fractures outside of the spine (non-unions). The PEMF technology is supported by a strong clinical background on mechanism of action in the scientific literature and current research and clinical studies are underway to identify potential new clinical indications.

Biologics

The Biologics SBU provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics distributes its tissues through a network of distributors, sales, representatives and affiliates to market to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with MTF allows us to exclusively market our Trinity Evolution ® and Trinity Elite ® tissue forms for musculoskeletal defects to enhance bone fusion.

Extremity Fixation

The Extremity Fixation SBU offers products that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction. Extremity Fixation distributes its products through a network of distributors, sales representatives, and affiliates. This SBU uses both distributors and direct sales representatives to sell orthopedics products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributors and direct sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Business Strategy

Our business strategy is to develop and deliver advanced repair and regenerative solutions to the spine and orthopedic markets in order to facilitate bone fusion and healing as well as correct bone and spine deformities. Our strategy for growth and profitability includes the following initiatives by SBU:

BioStim: Provide regenerative stimulation devices that are designed to enhance the growth of bone tissue and will successfully increase the success of bone fusion. Our key initiatives are:

•	Expand the breadth and depth of account-level customer base;

•	Leverage our market leadership position in spine regenerative stimulation to increase market share in long-bone regenerative stimulation market; and

•	Invest in clinical, evidence-based and cost effective research in addition to basic science and clinical research to support broader indications for our stimulation products.

Biologics: Provide a portfolio of regenerative tissues that provide physicians with additional surgical options that augment their surgical procedures and results. Our key initiatives are:

•	Continually add to the current distribution by targeting field of use distribution and other business units’ customers, relationships, and hospital access;

•	Penetrate new and un-tapped Orthopedics fields of use such as: Trauma, Joint Revisions and Craniomaxillofacial; and

•	Continue to convert existing Trinity Evolution business to our newest state of the art product, Trinity ELITE™.

Extremity Fixation: Provide external and internal temporary to definitive fixation devices used in fracture repair, deformity correction and bone reconstruction. Our key initiatives are:

•	Increase coverage in the U.S. and existing international markets and expand into additional high potential countries;

•	Implement a worldwide sales productivity process that will drive an increase in market penetration in each country; and

•	Develop and acquire premium products for temporary fixation, deformity correction and pediatrics, rather than generic fixation products.

Spine Fixation: Provide a portfolio of surgical products that allow physicians to successfully treat a variety of spinal conditions. Our key initiatives are:

•	Rationalize our cost structure to increase the margin contribution of this business;

•	Achieve higher average selling prices through discount sharing with our sales force, contracting expertise and new product introductions; and

•	Increase new product introductions through product acquisitions and an improved and more prolific new product development process.

Other Financial and Business Initiatives:

•	Continue to identify, recruit and hire highly talented and experienced commercial and corporate leaders;

•	Expand our geographic sales coverage to high priority countries and U.S. territories where we currently have little or no presence;

•	Drive sales in the U.S. by expanding our IDN, group purchasing organizations and regional hospital system commercial contracting team and expertise;

•	Invest in a reimbursement strategy and team dedicated to addressing the requirements of third party payors. This team will be supported with evidence-based clinical research and cost effectiveness studies coordinated by our research team;

•	Continue to enhance physician relationships through extensive product education and training programs; and

•	Achieve more effective and efficient business processes and controls throughout the organization.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

External Net Sales By SBU:

The table below presents external net sales for continuing operations by SBU reporting segment:

	External Net Sales by SBU Year ended December 31,
(U.S. Dollars in thousands)	2013		2012		2011
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
			(Restated)	(Restated)	(Restated)	(Restated)
BioStim	$147,910	37%	$181,959	41%	$188,136	43%
Biologics	53,769	13%	53,730	12%	42,919	10%
Extremity Fixation	103,385	26%	112,009	25%	119,521	27%
Spine Fixation	95,470	24%	99,883	22%	91,395	20%

Total Net Sales	$400,534	100%	$447,581	100%	$441,971	100%

Additional financial information regarding our business segments can be found in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in Item 8 under the heading “Financial Statements and Supplementary Data.”

Products

Our revenues are generally derived from the sales of products and marketing service fees in four SBUs, BioStim, Biologics, Extremity Fixation (which is comprised of bone repair products unrelated to the spine), and Spine Fixation (which is comprised of our Spine Repair Implants), and which accounted for 37%, 13%, 26%, and 24%, respectively, of our total net sales in 2013. Marketing service fee sales is comprised of fees earned for the marketing of tissue forms including Trinity Evolution ®, Trinity Elite and Versashield.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application
BioStim Solutions

Cervical-Stim ®	Pulsed electromagnetic field (“PEMF”) non-invasive cervical spine regenerative stimulator used to enhance bone growth

Spinal-Stim ®	PEMF non-invasive lumbar spine regenerative stimulator used to enhance bone growth

Physio-Stim ®	PEMF long bone non-invasive regenerative stimulator used to enhance bone growth in non-union factures

Biologic Solutions

Alloquent ® Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Trinity Elite ®	A fully moldable allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

Trinity Evolution ®	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

Versashield ®	VersaShield™ is a thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands

Product	Primary Application

Collage ™ Synthetic Osteoconductive Scaffold	A bone void filler

Extremity Fixation Solutions

Fixation	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus ®, XCaliber ™ and Gotfried PC.C.P ®

Eight-Plate Guided Growth System ®	Treatment for bowed legs or knock knees of children

Limb Reconstruction System (“LRS”) and LRS ADVanced	External fixation for lengthenings and corrections of deformity

TrueLok ™	Ring fixation system for limb lengthening and deformity correction

TL-HEX™ TrueLok™ Hexapod System(TL-HEX)	Hexapod external fixation system for trauma and deformity correction with associated software

Galaxy Fixation ™ System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps.

PREFIX ™ and PREFIX ™ 2	External fixation range for temporary fixation of fractures in trauma

VeroNail ® Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail ® Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Cemex ®	Bone cement

OSCAR™	Ultrasonic bone cement removal

Centronail ® Ankle Compression Nailing System (ACN)	A differentiated solution for hindfoot fusions

Contours ® Lapidus Plating System (LPS)	A plate design contoured specifically for a tarsometatarsal (TMT) fusion

ContoursProximal Humerus Plate ® (PHP)	An innovative plating solution for fraction fixation of the proximal humerus.

ContoursVolar Plating System™ (VPS) III	The 3rd generation of plates to treat distal radius fractures.

Spine Fixation Solutions

3 Degree ™ /Reliant ® Anterior Cervical Plating Systems	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark ® Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent ® LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

Tempus Cervical Plate	A cervical plating system implanted during anterior cervical spine fusion procedures

Product	Primary Application

NewBridge ® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

Construx ® Mini PEEK Spacer System	Smaller, unibody versions of the Construx PEEK VBR System, implanted as a cervical interbody or partial vertebrectomy solution

CONSTRUX®Mini PTC(TM) PEEK Titanium Composite Spacer System™	A cervical interbody with porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics.

Construx ® PEEK VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

NGage ® Surgical Mesh System	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

PILLAR ® PL & TL PEEK VBR System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Transforaminal Lumbar Interbody Fusion (“TLIF”) procedures

FORZA™ Spacer System	PLIF and TLIF procedures

PILLAR ® AL PEEK Partial VBR System	An intervertebral body fusion device for Anterior Lumbar Interbody Fusion (“ALIF”) procedures

PILLAR ® SA PEEK Spacer System	An intervertebral body fusion device that incorporates screw fixation to optimize implant stability

Firebird ® Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

Firebird ® Deformity Correction System	An extension to the Firebird TM Spinal Fixation System which provides additional instrument and implant options for complex thoraco-lumbar spine procedures

Phoenix ™ Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird Spinal Fixation System designed to be implanted during a posterior thoraco-lumbar spine fusion procedure

SFS ™ Spinal Fixation System	A system of screws, hooks, rods, spacers, staples, washers, dominos, lateral offsets, cross-connectors which provides simple, reliable and comprehensive stabilization solution for spinal non-cervical fixation

ICON ™ Spinal Fixation System	Multi axial pedicle screws, mono axial pedicle screws, reduction screws, set screws, multi-axial bodies, offset bodies, cross connectors and rods that allow the surgeon to build a spinal implant construct. The ICON ™ Module Spinal Fixation System is intended for posterior, non-cervical pedicle fixation

Samba Screw	A minimally invasive screw system that is intended for fixation of sacroiliac joint disruptions in skeletally mature patients

ProView ™ Minimal Access Portal (“MAP”) System	An instrument system for minimally invasive posterior lumbar spinal fusion, including tubular and expandable retractors, a percutaneous screw delivery system and the ONYX ™ System for Disc removal and interbody space preparation

Unity ® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

We have proprietary rights in all of the above products with the exception of Cemex ®, Eight-Plate Guided Growth System ® and Contour VPS ®. We have the exclusive distribution rights for the Cemex ® in Italy and for the Eight-Plate Guided Growth System ® and Contour VPS ® worldwide.

We have numerous trademarked products and services including but not limited to the following: Orthofix ®, Blackstone ®, Spinal-Stim ®, Cervical-Stim ®, Origen ™ DBM, 3 Degree ™, Reliant ™, Hallmark ®, Firebird ™, Ascent ®, Construx ®, Unity ®, NGage ®, Newbridge ®, Trinity Elite ®, Trinity Evolution ®, PILLAR ™, Alloquent ®, ProView ™, ProCallus ®, XCaliber ™, VeroNail ®, Centronail ®, PREFIX ™, Gotfried PC.C.P ®, Physio-Stim ®, TrueLok ™, Galaxy Fixation™ System and TL-HEX™.

BioStim

Spinal Regenerative Solutions

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

Orthopedic Regenerative Solutions

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

Biologics

The regenerative solutions offered as part of our biologics’ portfolio include solutions for a variety of musculoskeletal defects used in spinal and extremity orthopedic procedures.

Regenerative Solutions

Our premier biologics tissues include Trinity ELITE ™ and Trinity Evolution ®, which are allografts that contain viable cells and are used during surgery in the treatment of musculoskeletal defects for bone reconstruction and repair. These allografts are intended to offer a viable alternative to an autograft procedure; harvesting autograft adds risk of an additional surgical procedure and related patient discomfort in conjunction with a repair surgery.

To offer structural support and facilitate bone growth in spine fusion procedures we offer a full line of Alloquent allograft structural spacers derived from human cadaveric bone. These spacers are used to restore the height lost between vertebral bodies when discs are removed in fusion procedures and to facilitate spine fusion.

We market Collage ™, as an osteoconductive scaffold and a bone graft substitute product. The product is a combination synthetic bone graft substitute comprised of beta tri-calcium phosphate and type 1 bovine collagen.

We market VeraShield™, a thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands. Amniotic tissue forms derived from donated human placenta are used in a wide variety of applications and are valued for their healing properties, scar reduction and anti-adhesion characteristics. VersaShield is derived from the human placental layers amnion and chorion; these thin elastic membranes allow the tissue to conform to the surface of the surgical site.

We receive a marketing fee through our collaboration with Musculoskeletal Transplant Foundation (“MTF”) for Trinity Evolution, Trinity ELITE, and VersaShield. Under our Agreements with MTF, MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. We have exclusive worldwide rights to market our Trinity Evolution and Trinity ELITE technologies, and market our VersaShield under a private label brand via a non-exclusive marketing agreement for the tissue form.

To date, our Biologics are offered only in the U.S. market due in part to restrictions in providing U.S. human donor tissue in other countries.

Extremity Fixation

The medical devices offered in our Extremity Fixation SBU include both internal and external fixation solutions for extremity repair and deformity correction.

Extremity Repair Solutions

Our fracture repair products consist of fixation devices designed to stabilize a broken bone until it can heal. Our fracture repair products come in two main types: external devices and internal devices. With these devices, we can treat simple and complex fracture patterns along with achieving deformity corrections.

External Fixation

External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body. These fixation devices use screws that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally. The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, are locked in place for stabilization. We believe external fixation allows micromovement at the fracture site, which is beneficial to the formation of new bone. External fixation may also be used as temporary devices in complex trauma cases to stabilize the fracture prior to treating it definitively. We believe that external fixation is among the most minimally invasive surgical options for fracture management. Also, we believe external fixation is the ideal treatment option for highly complex fractures, patients who have fractures close to the joints, or patients with known risk factors or co-morbidities.

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

Our newest external fixation product, Galaxy Fixation™, which was released in 2012, incorporates a streamlined combination of clamps with both pin-to-bar and bar-to-bar coupling capabilities that provide a complete range of applications and reduces inventory. It also includes specific units for the elbow and shoulder. While the rigidity and stability allows for use in definitive fixation, the design also addresses the need for rapid stabilization needed for temporary fixation in large trauma centers.

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

Building on the TrueLok™ brand, in the international markets, TL-HEX™ TrueLok Hexapod System, was released in 2012. TL-HEX™ is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok frame. In essence, the system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings’ position is adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All components of the TL-HEX™ are compatible with the TrueLok™ Ring Fixation System; therefore external supports from both systems can be connected to each other when building fixation blocks. All the basic components from the TrueLok™ Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates as well as other assembly components and instrumentation) should be utilized with the TL-HEX™. As with any other hexapod-type external fixator, for successful application of the TL-HEX™ an associated software is also available (www.tlhex.com).

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

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone which requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arms and legs, i.e., humerus, femur and tibia. Alternatively, a plate is attached by screws to an area such as a broken wrist or hip. Examples of our internal fixation devices include:

•	The Centronail ® nailing system is designed to stabilize fractures in the femur, tibia, supracondylar and recently the humerus. We believe that it has all the attributes of the Orthofix Nailing System, but has additional advantages, including that it is made of titanium, offers improved mechanical distal targeting and instrumentation and has a design which requires significantly reduced inventory.

•	The Centronail® Ankle Compression Nail from Orthofix is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails. This product was released in the US market in 2012.

•	The VeroNail ® marks Orthofix’s entry into the intramedullary hip nailing market. Designed for use in hip fractures, it provides a minimally-invasive screw and nail design intended to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

•	The Contours LPS ® (Lapidus Plating System) in the US. This system is intended for the correction of moderate to severe forefoot hallus valgus (HV), accompanying bunions and associated instability. The Lapidus Plating System consists of plates, screws and instrumentation. The anatomical plates are low-profile, titanium, (left and right) designed specifically for 1st metatarsocuneiform joint arthrodesis allowing compression across the joint achieved through a delta-shaped hole and compression screws. Lapidus System screws are titanium, low-profile and self-tapping, and include locking, non-locking, and bone compression screws in a variety of lengths. Instrumentation includes a threaded drill guide, drill bits, depth gauge, screw sleeve, ratcheting AO wrench, and plate bender.

In addition to the treatment of bone fractures, we also design, manufacture and distribute devices intended to treat congenital bone conditions, such as angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma. An example of a product offered in this area include the Eight-Plate Guided Growth System ®.

Spine Fixation

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

We believe our spine products are positioned to address the needs of spine patients both operatively and post-operatively. Our products currently address the cervical fusion segment as well as the lumbar fusion segment which is the largest sub-segment of the spine market.

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

Product Development

Our research and development departments are responsible for new product development. We work regularly with certain institutions referred to below as well as with physicians and other consultants on the long-term scientific planning and evolution of our research and development efforts. These efforts are performed in accordance with best practices on interactions with healthcare professionals as set forth, for example, in the AdvaMed Code of Ethics (“AdvaMed Code”) and the Eucomed Code of Business Practices (“Eucomed Code”). Our primary research and development facilities are located in Verona, Italy and Lewisville, Texas.

We maintain interactive relationships with spine and orthopedic centers in the U.S., Europe, and South and Central America, including research and clinical organizations such as the MTF, the Orthopedic Research and Education Foundation and the Texas Scottish Rite Hospital for Children. Several of the products that we market have been developed through these collaborations. In addition, we regularly receive suggestions for new products from the scientific and medical community, some of which result in Orthofix entering into assignment or license agreements with physicians and third-parties. We also receive a substantial number of requests for the production of customized items, some of which have resulted in new products. We believe our policy of accommodating such requests enhances our reputation in the medical community.

In 2013, 2012 and 2011 we incurred $26.8 million, $28.6 million and $22.9 million, respectively, on research and development expense.

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

Corporate Compliance and Government Regulation

Corporate Compliance and Ethics Program

We have a comprehensive compliance program, which we branded the Integrity Advantage ™ Program, which is overseen by our Chief Compliance Officer throughout our Company. It is a fundamental policy of our Company to conduct business in accordance with the highest ethical and legal standards. Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout our domestic and international businesses.

Our Integrity Advantage ™ Program is designed to meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws. Key elements of the Integrity Advantage ™ Program include:

•	Organizational oversight by senior-level personnel responsible for the compliance function within our Company;

•	Written standards and procedures, including a Corporate Code of Business Conduct;

•	Methods for communicating compliance concerns, including anonymous reporting mechanisms;

•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action;

•	Compliance education and training for employees and contracted business associates;

•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness;

•	Disciplinary guidelines to enforce compliance and address violations;

•	Exclusion lists screening of employees, and contracted business associates; and

•	Risk assessments to identify areas of regulatory compliance risk.

For information regarding the Company’s current review of allegations of potential improper payments involving the Company’s Brazil-based subsidiary, see Part I, Item 3, “Legal Proceedings.”

Government Regulation

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to the Federal Food, Drug, and Cosmetic Act and the Public Health Services Act as implemented and enforced by the Federal Drug Administration (“FDA”). The regulations that cover our products and facilities vary widely from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will be covered by either premarket notification (“510(k)”) clearance, letter to file, approval of a premarket approval application (“PMA”), or some other approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low risk are placed in class I. Those devices that are considered moderate risk are class II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device, a process generally known as 510(k) clearance. Some low risk class I devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring approval of a PMA.

Manufacturers of most class II medical devices are required to obtain 510(k) clearance prior to marketing their devices. To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.” By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. With certain exceptions, most of our products are subject to the 510(k) clearance process. On January 27, 2010, the FDA requested comments on actions that the FDA’s Center for Devices and Radiological Health (“CDRH”) can consider taking to strengthen the 510(k) review process conducted by the CDRH. In August 2010, the FDA published a series of recommended changes to the 510(k) review process.

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

In addition, our Biologics business markets tissue for bone repair and reconstruction under the brand names Trinity Evolution ® and Trinity Elite which are allogeneic, cancellous bone matrices containing viable stem cells. We believe these allografts are properly classified under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug. We believe they are regulated under Section 361 of the Public Health Service Act and C.F.R. Part 1271. Biologics also distributes certain surgical implant products known as “allograft” products which are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. We believe that these tissues are properly classified by the FDA as minimally-manipulated tissue and are covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers of the Trinity Evolution ®, Trinity Elite and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a description of these risks, see Item 1A Risk Factors.

The medical devices we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance such approvals will be granted on a timely basis, if at all. While we believe we have obtained all necessary clearances and approvals for the manufacture and sale of our products and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”) which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In June 2011, the FDA preannounced an inspection to close out the March 2009 Warning Letter issued to Blackstone Medical, Inc., and to determine compliance to Orthofix’s Quality System Requirements as well as to our Tissue Distribution program. At the close of the inspection, Orthofix received one Quality System observation on a form 483 however the FDA inspector concluded that all the corrective actions pertinent to the warning letter were adequately completed. When the FDA concludes that an inspection is “closed” under 21 C.F.R. 20.64 (d) (3), it will release a copy of the Establishment Inspection Report (EIR) to the inspected establishment. Orthofix received its EIR for the June 2011 inspection in August 2011 indicating that this inspection was closed. The corrective action associated with the one observation on the 483 was fully corrected by Orthofix and verified by the FDA in January 2012 during a routine inspection of the Lewisville facility. At the conclusion of the January inspection the FDA issued a 483 due to minor deficiencies within our quality systems. The Company replied with a formal response, and after reviewing the evidence the FDA determined our corrective action adequate and the audit was closed. In addition to the domestic FDA inspections, all manufacturing facilities of the Company are subject to annual Notified Body inspections. No major findings have been received and certification has been granted or maintained. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations or cash flows.

Moreover, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The European Commission (“EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these new regulations, manufacturing plants must have received a full Quality Assurance Certification from a “Notified Body” in order to be able to sell products within the member states of the European Union. This Certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark cannot be sold or distributed within the European Union. We have received certification for all currently existing manufacturing facilities.

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

In addition, U.S. federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information such as medical records and restrict the use and disclosure of that protected information. At the federal level, the Department of Health and Human Services promulgates health information privacy and security rules under HIPAA. These rules protect health information by regulating its use and disclosure, including for research and other purposes. Failure of a HIPAA “covered entity” to comply with HIPAA regarding such “protected health information” could constitute a violation of federal law, subject to civil and criminal penalties. Covered entities include healthcare providers (including those that sell devices or equipment) that engage in particular electronic transactions, including, as we do, the transmission of claims to health plans. Consequently, health information that we access, collect, analyze, and otherwise use and/or disclose includes protected health information that is subject to HIPAA. As noted above, many state laws also pertain to the confidentiality of health information. Such laws are not necessarily preempted by HIPAA in particular those state laws that afford greater privacy protection to the individual than HIPAA. These state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

On February 1, 2013, the Centers for Medicare & Medicaid Services (CMS) published a final rule which makes information publicly available about payments or other transfers of value from certain manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid, and the Children’s Health Insurance Program (CHIP), defined as applicable manufacturers, to physicians and teaching hospitals, which are defined as covered recipients. Called the “National Physician Payment Transparency Program: Open Payments,” this is one of many steps in the Affordable Care Act designed to create greater transparency in health care markets.

The final rule, which implements Section 6002 of the Affordable Care Act, also makes information publicly available about physician (or immediate family members of a physician) ownership or investment interests in applicable manufacturers and group purchasing organizations (GPOs).

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

Strategic Business Units

Our revenues are generally derived from the sales of products in four SBUs, BioStim, Biologics, Extremity Fixation, and Spine Fixation which accounted for 37%, 13%, 26%, and 24%, respectively, of our total net sales in 2013.

Sales, Marketing and Distributor Network

We have established a broad distribution network comprised of direct sales representatives and distributors. This established distribution network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in over 50 countries.

In our largest geographic market, the U.S., our sales, marketing and distribution network is comprised of several sales forces addressing different business units. The BioStim SBU for regenerative stimulation products is addressed by a hybrid distribution network of direct sales representatives and independent distributors. The Biologics SBU is addressed primarily by an independent distribution network supplemented by some direct sales representatives. The Extremity Fixation SBU is addressed by a hybrid distribution network of both direct sales representatives and distributors. The Spine Fixation SBU is addressed primarily by an independent distribution network.

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

Marketing and Product Education

We seek to market our products principally to medical professionals and group purchasing organizations (“GPOs”), which are organizations that contract on a large scale. We believe there is a developing focus on marketing to GPOs and large national accounts that reflects a trend toward large scale procurement efforts in the healthcare industry.

We support our sales force through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages using printed, video and multimedia formats.

To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the Eucomed Code guidelines, we organize monthly multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America and the Orthofix Institute for Research, Training and Education in the North American Operations and Training Center in Lewisville, Texas. The Orthofix Institute is a state of the art facility which features a lecture room, classroom, workshop and 7-station bioskills laboratory. In 2013, these product education seminars were attended by over 2,508 surgeons around the world; seminars included a variety of lectures from specialists as well as demonstrations and hands-on workshops. Each year many of our sales representatives and distributors independently conduct basic courses in product application for local surgeons. We also provide sales training at our training center in Lewisville, Texas and in regional locations throughout the world. Additionally, we have implemented a web-based sales training program, which provides ongoing education for our sales representatives.

Competition

Our regenerative stimulation products, which are part of our Biologics and BioStim SBU’s, compete principally with similar products marketed by Biomet Spine, a business unit of Biomet, Inc; DJO Incorporated; and the Exogen product line owned by Smith and Nephew plc. and Essex Woodland, a private equity firm. Our spinal implant, HCT/P products, and Trinity Evolution ® and Trinity Elite, HCT/Ps from which we derive marketing fees, compete with products marketed by Medtronic, Inc.; De Puy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer, Inc.; NuVasive; Biomet Spine; and various smaller public and private companies. For external and internal fixation devices, our principal competitors include De Puy Synthes; Zimmer, Inc.; Stryker Corp.; Smith & Nephew plc; and Biomet Orthopedics, a business unit of Biomet, Inc.

We believe we enhance our competitive position by focusing on product features such as innovation, ease of use, versatility, cost and patient acceptability. We attempt to avoid competing based solely on price. Overall cost and medical effectiveness, innovation, reliability, after-sales service and training are the most prevalent methods of competition in the markets for our products, and we believe we compete effectively.

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation and orthopedic products, and subcontract the manufacture of a substantial portion of the component parts. We design and develop our spinal implant and Alloquent ® Allograft HCT/Ps, but subcontract their manufacture and packaging. Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education and marketing as well as quality assurance standards. Although certain of our key raw materials are obtained from a single source, we believe alternate sources for these materials are available. Further, we believe an adequate inventory supply is maintained to avoid product flow interruptions. We have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

Trinity Evolution ® and Trinity Elite, HCT/Ps for which we have exclusive marketing rights, are allograft tissue forms that are supplied to customers by MTF in accordance with orders received directly from us. MTF sources, processes and packages the tissue forms and is the sole supplier of Trinity Evolution ® and Trinity Elite to our customers.

Our products are currently manufactured and assembled in the U.S., Italy, and the United Kingdom. We believe our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the U.S. For a description of the laws to which we are subject, see Item 1—Business—Corporate Compliance and Government Regulation. We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

Our business is generally not seasonal in nature. However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer. In addition, we do not consider the backlog of firm orders to be material.

Capital Expenditures

We incurred tangible and intangible capital expenditures in the amount of $29.7 million, $28.8 million and $25.8 million in 2013, 2012 and 2011, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds and product instrument sets. In 2013, we invested $29.7 million in capital expenditures of which the most significant item was $17.3 million related to instrumentation and tooling. We currently plan to invest approximately $24.3 million in capital expenditures during 2014 to support the planned expansion of our business. We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

At December 31, 2013, we had 889 employees worldwide. Of these, 596 were employed in the U.S. and 293 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 150 at December 31, 2013, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe we have good relations with our employees. Of our 889 employees, 368 were employed in sales and marketing functions, 186 in general and administrative roles, 192 in production and operations and 143 in research and development.

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

In July 2013, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the restatement of our consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and the restatement of our condensed consolidated financial statements at March 31, 2013, as well as the correction of similar errors in prior periods. As a result of this review and the restatement, the filing of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013 were delayed until March 2014 and the filing of this Report was delayed until the date hereof.

As a result of the Audit Committee’s review, we have incurred significant expenses to date related to legal, accounting and other professional services in connection with the review, the preparation of restated consolidated financial statements and related matters, and we may continue to incur significant additional expenses with regard to these matters and our remediation efforts. In addition, our President and Chief Executive Officer and our Chief Financial Officer, as well as senior members of our finance and accounting departments and other Company personnel, have spent substantial amounts of time and effort in connection with this review, the restatement and related matters. The significant amount of time and effort spent by our management team on these matters may divert their attention from the operation of our business. The expenses incurred, and expected to be incurred, on the review, the restatement and related matters, and the diversion of the attention of the management team could have, a material adverse effect on our business, financial condition, results of operations or cash flows.

Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in additional material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, our management, with the participation of our current President and Chief Executive Officer and our Chief Financial Officer, has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2013 related to revenue recognition practices for sales to the Company’s distributors, inventory reserves, foreign subsidiary oversight and manual journal entry control procedures. Some of these material weaknesses resulted in material misstatements in our previously filed annual audited and interim unaudited consolidated financial statements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are actively engaged in developing and implementing a remediation plan designed to address such material weaknesses. However, additional material weaknesses in the Company’s internal control over financial reporting may be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. These misstatements could result in a further restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We did not file a Quarterly Report on Form 10-Q within the timeframe required by the SEC for each of the quarterly periods ended June 30, 2013 and September 30, 2013. Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Until one year after the date we regain and maintain compliance with our SEC reporting obligations, we will be ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. We may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We have not been in compliance with Nasdaq Stock Market LLC’s requirements for continued listing and, as a result, our common stock may be delisted from trading on Nasdaq, which could have a material effect on us and our shareholders.

We have been delinquent in the filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 30, 2013, as a result of which we have not been in compliance with the rules of Nasdaq Stock Market LLC (“Nasdaq”) and are subject to having our stock delisted from trading on Nasdaq. We have been granted a stay of the delisting of our common stock until such time as a Nasdaq Hearings Panel makes a decision on the merits following a hearing, which hearing was held on March 27, 2014. We filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 on March 24, 2014 and filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 on March 25, 2014. We also filed this Form 10-K (for the year ended December 31, 2013), which is otherwise due under SEC rules on March 17, 2014, on the date hereof. As a result, we believe that we have adequately remedied our current non-compliance with Nasdaq’s listing rules. However, there can be no assurance that the Nasdaq Hearings Panel will concur with our belief that we have remedied our prior non-compliance, in which case our common stock could remain subject to delisting by Nasdaq. If our common stock were delisted, there could be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. Further, the market price of our shares might decline and become more volatile, and our shareholders may find that their ability to trade in our stock would be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

If we fail to comply with the terms of our Deferred Prosecution Agreement and Corporate Integrity Agreement (and a related term of probation) we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

On June 6, 2012, in connection with our settlement of a U.S. government investigation and related qui tam complaint related to our regenerative stimulation business, and our settlement of a U.S. government investigation and related qui tam complaint related to Blackstone Medical, Inc. (“Blackstone”), we entered into a five-year corporate integrity agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”). The CIA acknowledges the existence of our current compliance program, and requires that we continue to maintain during the term of the CIA a compliance program designed to promote compliance with federal healthcare and Food and Drug Administration (“FDA”) requirements. We are also required to maintain several elements of the existing program during the term of the CIA, including maintaining a Chief Compliance Officer, a Compliance Committee, and a Code of Conduct. The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations. Pursuant to the CIA, we are required to notify the HHS-OIG in writing, among other things, of: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs or FDA requirements; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by federal healthcare programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. The CIA provides that in the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution and subject to other monetary penalties, each of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In connection with this settlement and the guilty plea of our subsidiary, Orthofix Inc., to one felony count of obstruction of a federal audit (18 U.S.C. §1516), the court imposed a five-year term of probation on Orthofix Inc., with special conditions which mandate certain non-disparagement obligations and order Orthofix Inc. to continue complying with the terms of the CIA through the expiration of its term. In the event that we fail to satisfy these terms of probation, we could be subject to additional criminal penalties or prosecution, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On July 10, 2012, we entered into definitive agreements with the U.S. Department of Justice (“DOJ”) and the SEC agreeing to settle our self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (the “FCPA”). As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ and a consent to final judgment (the “Consent”) with the SEC. The DOJ has agreed not to pursue any criminal charges against us in connection with this matter if we comply with the terms of the DPA. The DPA takes note of our self-reporting of this matter to the DOJ and the SEC, and of remedial measures, including the implementation of an enhanced compliance program, previously undertaken by us. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters we shall continue to cooperate fully with the government in any future matters related to corrupt payments, false books and records or inadequate internal controls. In that regard, we have represented that we have implemented and will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws. We will periodically report to the government during the term of the DPA regarding such remediation and implementation of compliance measures. As part of the settlement, we also agreed pursuant to the Consent to certain reporting obligations to the SEC regarding the status of our remediation and implementation of compliance measures. In the event that we fail to comply with these obligations, we could be subject to criminal prosecution by the DOJ for the FCPA-related matters we self-reported. Such a criminal prosecution could subject us to penalties that could have a material adverse effect our business, financial condition, results of operations or cash flows.

We are investigating allegations involving potential improper payments with respect to our subsidiary in Brazil.

In August 2013, the Company’s internal legal department was notified of certain allegations involving potential improper payments with respect to our Brazilian subsidiary, Orthofix do Brasil. The Company engaged outside counsel to assist in the review of these matters, focusing on compliance with applicable anti-bribery laws, including the FCPA. This review remains ongoing. The FCPA and related provisions of law provide for potential criminal and civil sanctions in connection with anti-bribery violations, including criminal fines, civil penalties, disgorgement of past profits and other kinds of remedies. We currently cannot reasonably estimate a possible loss, or range of loss, in connection with this review. In the event that such loss is substantial, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Consistent with the provisions of the DPA and the Consent described above, the Company contacted the DOJ and the SEC in August 2013 to voluntarily self-report the Brazil-related allegations, and the Company and its counsel remain in contact with both agencies regarding the status of the review. In the event that the DOJ and the SEC find that the matters related to our Brazilian subsidiary could give rise to a review of our obligations under the terms of the DPA and/or the Consent, we currently cannot reasonably estimate a possible loss, or range of loss, in connection with that review, including any effects it may have with respect to the DPA and the Consent. In the event such a review were to occur, any losses resulting therefrom, if substantial, could have a material adverse effect our business, financial condition, results of operations or cash flows.

The SEC Enforcement Staff’s review and a pending securities class action complaint have resulted in significant costs and expenses, have diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As further described in Part I, Item 3, “Legal Proceedings” of this Form 10-K, we initiated contact with the staff of the Division of Enforcement of the SEC (the “SEC Enforcement Staff”) in July 2013 to advise them of the initiation of the Audit Committee’s review and the then-potential restatement of our annual audited and interim unaudited consolidated financial statements. Since our initial contact, we have received requests from the SEC Enforcement Staff for documents and other information concerning various accounting practices, internal controls and business practices, and it is anticipated that we may receive additional such requests in the future. We have further provided notice concerning these matters to HHS-OIG pursuant to our CIA with HHS-OIG, which is described in more detail in Part I, Item 3, “Legal Proceedings.”

As also further described in Part I, Item 3, “Legal Proceedings” of this Form 10-K, on August 14, 2013, a securities class action complaint against the Company was filed in the United States District Court for the Southern District of New York arising out of the restatement of our prior consolidated financial statements and the matters described above. In addition to the Company, several current and former members of our senior management are named as defendants. At the present time, the allegations that the lead plaintiff ultimately intends to make in this action are unknown.

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

The matters that led to the SEC Enforcement Staff’s review and the class action complaint described above have also exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and current and former members of our senior management may in the future be subject to additional litigation or governmental proceedings relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with any such lawsuits or governmental proceedings and related litigation or settlement amounts. Regardless of the outcome, these lawsuits and any other litigation or governmental proceedings that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Continuing negative publicity may have a material adverse effect on our business, financial condition, results of operations or cash flows.

As a result of the restatement of our consolidated financial statements and related matters, the ongoing SEC Enforcement Staff review, the securities class action complaint and our recent non-compliance with Nasdaq listing rules, we have been the subject of negative publicity. This negative publicity may adversely affect our stock price and may harm our reputation and our relationships with current and future investors, lenders, customers, suppliers and employees. As a result, our business, financial condition, results of operations or cash flows may be materially adversely affected.

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

Our products are sold either directly by us or by independent sales representatives to customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers. These products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid and Tricare, or private insurance plans and healthcare networks. Major third-party payors for medical services in the U.S. and internationally continue to work to contain health care costs and are increasingly challenging the policies and the prices charged for medical products and services. Any medical policy developments that eliminate, reduce or materially modify coverage of, or reimbursement rates for, our products could have an impact on our ability to sell our products. In addition, third-party payors may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure does not meet applicable payment criteria or if the policy holder’s healthcare insurance benefits are limited. These policies and criteria may be revised from time-to-time.

Limits put on reimbursement could make it more difficult to buy our products and substantially reduce, or possibly eliminate, patient access to our products. In addition, should governmental authorities continue to enact legislation or adopt regulations that affect third-party coverage and reimbursement, access to our products and coverage by private or public insurers may be reduced with a consequential material adverse effect on our sales and profitability.

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

As required by law, CMS has continued efforts to implement a competitive bidding program for selected durable medical equipment, prosthetic, orthotic supplies (“DMEPOS”) items paid for by the Medicare program. In this program, Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. CMS completed the Round 1 Rebid process in the last quarter of 2012. The implementation of Rebid for Round 1 occurred on January 1, 2013 and for Round 2 on July 1, 2013. Our products are not yet included in the competitive bidding process. We cannot predict which products from any of our businesses will ultimately be affected or whether or when the competitive bidding process will be extended to our businesses. While some of our products are designated by FDA as Class III medical devices and thus are not currently included within the competitive bidding program, some of our products may be encompassed within the program at varying times. There can be no assurance that the implementation of the competitive bidding program will not have an adverse impact on the sales of some of our products.

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

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether, in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition, results of operations or cash flows. The process of obtaining FDA clearance and other regulatory clearances or approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification which could materially adversely impact our ability to market or sell our devices. In addition, we may be subject to compliance action, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or off-label uses, or if the FDA challenges one or more of our determinations that a product modification did not require new approval or clearance by the FDA.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of the forgeoing actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations or cash flows.

The impact of the Affordable Care Act (“ACA”) and other United States healthcare reform legislation on us remains uncertain.

In 2010 federal legislation to reform the United States healthcare system was enacted into law. The ACA is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. The ACA mandated certain CMS demonstration projects to test the effects of new approaches for paying for health services and delivering care, including bundled payments, value-based purchasing programs, establishment of accountable care organizations, a focus on patient-centered homes and physician payment reforms that incentivize the delivery of high quality, resource-conscious health care. Several provisions of the ACA specifically impact the medical equipment industry, including the elimination of the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduced the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. For 2013, the update factor is 0.8% (reflecting a 1.7% inflation update that is partially offset by a 0.9% “productivity adjustment”).

The ACA establishes new disclosure requirements (Physician Payment Sunshine Act) regarding financial arrangements between medical device and supplies manufacturers and physicians, including physicians who serve as consultants. The recordkeeping requirements were effective as of August 1, 2013. Manufacturers and GPOs were required to report the data for August through December of 2013 to CMS by March 14, 2014, and the first reports will be publicly available by September 30, 2014. The regulations require us to report annually to CMS all payments and other transfers of value to physicians and teaching hospitals for products payable under federal health care programs, as well as ownership or investments held by physicians or their family members. Failure to fully and accurately disclose transfers of value to physicians could subject us to civil monetary penalties. Several states also have enacted specific marketing and payment disclosure requirements, and other states may do so in the future.

We expect the new law will have a significant impact upon various aspects of our business operations. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand fully and predict the ultimate impact of the new law on our business, the legislation could have a material adverse effect on our business, cash flows, financial condition, results of operations.

Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if we are excluded from being a supplier by a group purchasing organization or similar entity.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have been launched by legislators, regulators and third-party payors to curb these costs. As a result, there has been a consolidation trend in the healthcare industry to create larger companies, including hospitals, with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and may continue to become more intense. This has resulted and may continue to result in greater pricing pressures and the exclusion of certain suppliers from important markets as group purchasing organizations (“GPOs”), independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions. If a GPO were to exclude us from being one of their suppliers, our net sales could be adversely impacted. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, which may exert further downward pressure on the prices of our products.

The industry in which we operate is highly competitive. New developments by others could make our products or technologies non-competitive or obsolete.

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

In addition, the orthopedic medical device industry in which we compete is undergoing, and is characterized by, rapid and significant technological change. We expect competition to intensify as technological advances are made. New technologies and products developed by other companies are regularly introduced into the market, which may render our products or technologies non-competitive or obsolete.

Our ability to market products successfully depends, in part, upon the acceptance of the products not only by consumers, but also by independent third parties.

Our ability to market our BioStim, Biologics, Extermity Fixation and Spine Fixation products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, doctors, other healthcare providers and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers and patients.

We could be subject to indemnification obligations under our agreement with the purchaser of our former sports medicine business unit.

In May 2012, we sold our former sports medicine business unit, Breg, Inc., to an affiliate of Water Street Healthcare Partners II, L.P. pursuant to a stock purchase agreement between us and the buyer. Under the stock purchase agreement, we have agreed to indemnify the buyer with respect to certain specified matters, including (i) an ongoing U.S. government investigation and certain ongoing product liability matters relating to a previously owned infusion pump product line, and (ii) product liability claims relating to pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. These matters are further described under the subheading “Matters Related to Our Former Breg Subsidiary and Possible Indemnification Obligations” in Part I, Item 3, “Legal Proceedings”. We currently cannot reasonably estimate the possible loss, or range of loss, in connection with certain of these indemnified matters. In the event that they are substantial, it could have a material adverse effect our business, financial condition, results of operations or cash flows.

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

We may be subject to product and other liability claims that may not be covered by insurance and could require us to pay substantial sums. Moreover, fluctuations in insurance expense could adversely affect our profitability.

We are subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid. We maintain product liability insurance coverage in amounts and scope that we believe are reasonable and adequate. There can be no assurance, however, that product liability or other claims will not exceed our insurance coverage limits or that such insurance will continue to be available on reasonable, commercially acceptable terms, or at all. A successful product liability claim that exceeds our insurance coverage limits could require us to pay substantial sums and could have a material adverse effect on our financial condition.

In addition to product liability insurance coverage, we hold a number of other insurance policies, including directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely impacted.

Our allograft and mesenchymal stem cell allografts could expose us to certain risks which could disrupt our business.

Our Biologics business markets tissue under the brand names Trinity Evolution ® and Trinity Elite. Trinity Evolution ® and Trinity Elite are derived from human cadaveric donors, and our ability to market the tissues depends on our supplier continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. We believe that Trinity Evolution ® and Trinity Elite are properly classified under the FDA’s HCT/P regulatory paradigm and not as a medical device or as a biologic or drug. There can be no assurance that the FDA will not at some future date re-classify Trinity Evolution ® and Trinity Elite, and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional post-market regulatory requirements. The success of our Trinity Evolution ® and Trinity Elite allografts will depend on these products achieving broad market acceptance which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. Because Trinity Evolution ® and Trinity Elite are classified as HCT/Ps, they can from time to time be subject to recall for safety or administrative reasons.

Our Biologics business also distributes allograft products that are derived from human tissue harvested from cadavers and which are used for bone reconstruction or repair and which are surgically implanted into the human body. We believe these allograft products are properly classified as HCT/P products and not as a medical device or a biologic or drug. There can be no assurance that the FDA would agree that this regulatory classification applies to these products and any regulatory reclassification could have adverse consequences for us or for the suppliers of these products and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements. Moreover, the supply of these products to us could be interrupted by the failure of our suppliers to maintain high standards in performing required donor screening and infectious disease testing of donated human tissue used in producing allograft implants. Our allograft implant business could also be adversely affected by shortages in the supply of donated human tissue or negative publicity concerning methods of recovery of tissue and product liability actions arising out of the distribution of allograft implant products.

We may not be able to successfully introduce new products to the market, and market opportunities that we expect to develop for our products may not be as large as we expect.

During 2013, we continued to make improvements in revenues related to several new products we introduced to the market over the past two years, including the CONSTRUX®Mini PTC™ PEEK Titanium Composite Spacer System, Phoenix ™ Minimally Invasive Spinal Fixation System, the Firebird ™ Deformity Correction System, the FORZA™ Spacer System, TL-HEX™ TrueLok Hexapod System, Galaxy Fixation ™ System, Contours LPS ® (Lapidus Plating System, Centronail® Ankle Compression Nail, among others. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

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

We contract with third-party manufacturers to produce most of our products, like many other companies in the medical device industry. If we or any such manufacturer fails to meet production and delivery schedules, it can have an adverse impact on our ability to sell such products. Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects and other similar events can delay production and inhibit our ability to bring a new product to market in timely fashion. For example, the supply of Trinity Evolution ® and Trinity Elite are derived from human cadaveric donors, and our ability to market the tissues depends on our supplier continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. Further, because Trinity Evolution ® and Trinity Elite are classified as HCT/Ps, they could from time to time be subject to recall for safety or administrative reasons.

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

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2013 have had an unfavorable impact of $1.1 million on net sales from continuing operations outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we enter into currency hedges from time to time. At December 31, 2013, we had outstanding a currency swap to hedge a €28.7 million foreign currency exposure.

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

On August 30, 2010, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a credit agreement (the “Credit Agreement”) with respect to a new senior secured bank credit facility with a syndicate of financial institutions, and used these borrowings to repay all amounts owed under the prior credit facility. The Credit Agreement was further amended in May 2011. We, and certain of Orthofix Holdings’ direct and indirect subsidiaries, including Orthofix Inc. and Blackstone, have guaranteed the obligations of Orthofix Holdings under the senior secured bank facility. The senior secured bank facility provides for (1) a five-year term loan facility of $100 million, which was paid in full during 2012, and (2) a five-year revolving credit facility of $200 million of which we had $20 million outstanding and $180 million available to be drawn as of December 31, 2013.

The Credit Agreement contains negative covenants applicable to us and our subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The Credit Agreement also contains certain financial covenants and a breach of these covenants could result in an event of default under the Credit Agreement, which could permit acceleration of the debt payments under the facility. We believe that we were in compliance with the negative covenants, and there were no events of default, at December 31, 2013. Further, we believe that we should be able to meet these financial covenants in future fiscal quarters; however, there can be no assurance that we will be able to do so, and failure to do so could result in an event of default under the Credit Agreement, which could have a material adverse effect on our financial position.

In the event we fail to comply with the terms of a “Limited Waiver” we have received from our lenders, we could be in default under our senior secured credit facility.

On August 14, 2013, we and certain required lender parties (the “Lenders”) entered into a Limited Waiver (the “Limited Waiver”) pursuant to the Credit Agreement described above. Under the Limited Waiver, the Lenders collectively waived requirements under the Credit Agreement that we deliver quarterly consolidated financial statements with respect to the fiscal quarters ending on June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such consolidated financial statements are publicly filed or released. In addition, the Limited Waiver provided that the restatement of our consolidated financial statements for any period ending on or before March 31, 2013 will not constitute a default or event of default provided that within one business day after the public release or filing of such restated consolidated financial statements, we deliver corrected consolidated financial statements and compliance certificates with respect to such restated periods and immediately pay any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated consolidated financial statements.

As of the date hereof, we have delivered the quarterly consolidated financial statements for the quarter ended, and are in the process of delivering our audited consolidated financial statements for the year ended, December 31, 2013, as described above. However, in the event that we do not satisfy these respective obligations under the Limited Waiver and/or the Credit Agreement, an event of default could be declared under the Credit Agreement, which could have a material adverse effect on our financial position.

The conditions of the U.S. and international capital and credit markets may adversely affect our ability to draw on our current revolving credit facility, our ability to obtain future short- or long-term lending or our interest expense under our existing credit facility.

We maintain a five-year revolving credit facility of $200 million upon which we had $180 million available to be drawn as of December 31, 2013, pursuant to the Credit Agreement described above. However, to the extent our business requires us to access the credit markets in the future and we are not able to do so, including in the event that lenders cease to lend to us, or cease to be capable of lending, for any reason, we could experience a material and adverse impact on our financial condition and ability to borrow additional funds. This might impair our ability to obtain sufficient funds for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Borrowings under our existing credit facility bear interest at a floating rate, which will be, at our option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. Our overall effective interest rate as of December 31, 2013 on our senior secured debt was 2.7%. Our interest expense that we incur under our credit facilities could increase if there are increases in either the LIBOR rate or base rate. (See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.)

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our consolidated results of operations (see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” under the subheading “Critical Accounting Policies and Estimates”). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Valuation adjustments to “goodwill”, which represents a significant portion of our total assets, may adversely affect our net income and we may never realize the full value of our intangible assets.

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

We were organized under the laws of the Netherlands Antilles in 1987, with our principal executive office in the Netherlands Antilles located on the island of Curaçao. Prior to October 10, 2010, the Netherlands Antilles, together with Aruba and the Netherlands, formed the Kingdom of the Netherlands, with Curaçao being an island territory of the Netherlands Antilles. Under a constitutional reform of the Kingdom of the Netherlands, agreed upon among the Netherlands Antilles, Aruba and the Netherlands, the Netherlands Antilles was dissolved effective October 10, 2010. Also effective October 10, 2010, Curaçao became an individual constitutional entity within the Kingdom of the Netherlands, having its own government and laws. As a result of the constitutional reform and the dissolution of the Netherlands Antilles, the Netherlands Antilles law ceased to exist and the Company is now a Curaçao legal entity subject to Curaçao law. Although Curaçao has become a separate and autonomous country with its own laws and regulations, the civil and corporate Netherlands Antilles law, as they applied to the Company before October 10, 2010, did not change under the constitutional reform. In effect, Curaçao has adopted the Netherlands Antilles civil and corporate law (to which the Company was subject) that was in effect prior to October 10, 2010.

Our corporate affairs are therefore now governed by our Articles of Association and the corporate law of Curaçao as laid down in Book 2 of the Curaçao Civil Code (“CCC”). Although certain of the provisions of the CCC resemble certain of the provisions of the corporation laws of a number of states in the U.S., principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if the Company were incorporated in a jurisdiction within the U.S. For example, there is no statutory right of appraisal under Curaçao corporate law, nor is there a right for shareholders of a Curaçao corporation to sue a corporation derivatively. In addition, we have been advised by Curaçao counsel that it is unlikely that (1) the courts of Curaçao would enforce judgments entered by U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws and (2) actions can be brought in Curaçao in relation to liabilities predicated upon the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities as of December 31, 2013 are:

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

In addition to the matters described in the paragraphs below, in the normal course of our business, we are involved in various lawsuits from time to time and may be subject to certain other contingencies. To the extent losses related to these contingencies are both probable and reasonably estimable we accrue appropriate amounts in the accompanying financial statements and provide disclosures as to the possible range of loss in excess of the amount accrued, if such range is reasonably estimable. We believe losses are individually and collectively immaterial as to a possible loss and range of loss.

Matters Related to the Audit Committee’s Review and the Restatement of Certain of our Consolidated Financial Statements.

Audit Committee Review

In July 2013, our Audit Committee began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the decision to restate certain of our previously filed consolidated financial statements. As a result of this review and the restatement of certain of our previously filed consolidated financial statements, the filing of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013, and this Report, was not timely. We filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 on March 24, 2014, and filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 on March 25, 2014. We also have filed this Annual Report on the date hereof.

SEC Enforcement Staff Review

In connection with the initiation of the Audit Committee’s independent review, we initiated contact with the staff of the Division of Enforcement of the SEC (the “SEC Enforcement Staff”) in July 2013 to advise them of these matters. The Audit Committee, through its counsel, has been in direct communication with the SEC Enforcement Staff regarding these matters, and both the Company and the Audit Committee are cooperating fully with the SEC Enforcement Staff’s review of these matters. The Company has received requests from the SEC Enforcement Staff for documents and other information concerning various accounting practices, internal controls and business practices. Such requests cover the years ended December 31, 2011 and 2012, and in some instances, prior periods. It is anticipated that we may receive additional requests from the SEC Enforcement Staff in the future. We have further provided notice concerning these matters to the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) pursuant to our corporate integrity agreement with HHS-OIG (which agreement is described below in this Item 3).

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

Matters Related to Promeca

On July 10, 2012, we entered into definitive agreements with the DOJ and the SEC agreeing to settle our self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (the “FCPA”). Under the terms of these agreements, we voluntarily disgorged profits to the United States government in an amount of $5.2 million, inclusive of pre-judgment interest, and agreed to pay a fine of $2.2 million. We paid $2.2 million in July 2012 and $5.2 million in September 2012. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ and a consent to final judgment (the “Consent”) with the SEC.

The DOJ has agreed not to pursue any criminal charges against us in connection with this matter if we comply with the terms of the DPA. The DPA takes note of our self-reporting of this matter to DOJ and the SEC, and of remedial measures, including the implementation of an enhanced compliance program, previously undertaken by us. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters we shall continue to cooperate fully with the government in any future matters related to corrupt payments, false books and records or inadequate internal controls. In that regard, we have represented that we have implemented and will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws. We will periodically report to the government during the term of the DPA regarding such remediation and implementation of compliance measures. As part of the settlement, we also agreed pursuant to the Consent to certain reporting obligations to the SEC regarding the status of our remediation and implementation of compliance measures. In the event that we fail to comply with these obligations, we could be subject to criminal prosecution by the DOJ for the FCPA-related matters we self-reported.

Review of Potential Improper Payments Involving Brazil Subsidiary

In August 2013, our internal legal department was notified of certain allegations involving potential improper payments with respect to our Brazilian subsidiary, Orthofix do Brasil. We engaged outside counsel to assist in the review of these matters, focusing on compliance with applicable anti-bribery laws, including the FCPA. This review remains ongoing. The FCPA and related provisions of law provide for potential criminal and civil sanctions in connection with anti-bribery violations, including criminal fines, civil penalties, disgorgement of past profits and other kinds of remedies. We currently cannot reasonably estimate a possible loss, or range of loss, in connection with this review.

Consistent with the provisions of the DPA and the Consent described above, the Company contacted the DOJ and the SEC in August 2013 to voluntarily self-report the Brazil-related allegations, and the Company and its counsel remain in contact with both agencies regarding the status of the review. In the event that the DOJ and the SEC find that the matters related to our Brazilian subsidiary could give rise to a review of our obligations under the terms of the DPA and/or the Consent, we currently cannot reasonably estimate a possible loss, or range of loss, in connection with that review, including any effects it may have with respect to the DPA and the Consent.

Corporate Integrity Agreement with HHS-OIG

As previously disclosed, on June 6, 2012, we entered into a definitive settlement agreement with the United States of America, acting through the DOJ and on behalf of HHS-OIG; the TRICARE Management Activity, through its General Counsel; the Office of Personnel Management, in its capacity as administrator of the Federal Employees Health Benefits Program; the United States Department of Veteran Affairs; and the qui tam relator, pursuant to which we agreed to pay $34.2 million (plus interest at a rate of 3% from May 5, 2011 through the day before payment was made) to settle criminal and civil matters related to the promotion and marketing of our regenerative stimulator devices (which we have also described in the past as our “bone growth stimulator devices”). In connection with such settlement agreement, Orthofix Inc., our wholly owned subsidiary, also pled guilty to one felony count of obstruction of a June 2008 federal audit (§18 U.S.C. 1516) and paid a criminal fine of $7.8 million and a mandatory special assessment of $400. Also as previously disclosed, on October 29, 2012, we, through Blackstone, entered into a definitive settlement agreement with the U.S. government and the qui tam relator, pursuant to which we paid $32 million to settle claims (covering a period prior to Blackstone’s acquisition by us) concerning the compensation of physician consultants and related matters. All of the $32 million we paid pursuant to such settlement was funded by proceeds we received from an escrow fund established in connection with our acquisition of Blackstone in 2006.

On June 6, 2012, in connection with these settlements, we also entered into a five-year corporate integrity agreement with HHS-OIG (the “CIA”). The CIA acknowledges the existence of our current compliance program and requires that we continue to maintain during the term of the CIA a compliance program designed to promote compliance with federal healthcare and FDA requirements. We are also required to maintain several elements of our previously existing program during the term of the CIA, including maintaining a Chief Compliance Officer, a Compliance Committee, and a Code of Conduct. The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.

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

Matters Related to Our Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, we sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including (i) the government investigation and product liability matters regarding the previously owned infusion pump product line described below, and (ii) pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. We have established an accrual of $4.2 million for our indemnification obligations in connection with the July 2012 verdict described in the third paragraph below, however, actual liability in this case could be higher or lower than the amount accrued. We have not established any accrual in connection with our other indemnification obligations under the Breg SPA, and currently cannot reasonably estimate the possible loss, or range of loss, in connection with certain of such obligations (including with respect to the matters described in the three paragraphs below).

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company incurred losses for settlements and judgments in connection with these matters during 2013, 2012 and 2011 for $6.7 million, $6.8 million and $1.8 million, respectively. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

On or about August 2, 2010, Breg received a HIPAA subpoena issued by the DOJ. The subpoena seeks documents from us and our subsidiaries for the period of January 1, 2000 through the date of the subpoena. We believe that document production in response to the subpoena was completed as of July 2012. We believe that this subpoena relates to an investigation by the DOJ into whether Breg’s sale, marketing and labeling of local infusion pumps for pain management, prior to Breg’s divestiture of this product line in 2008, complied with FDA regulations and federal law. We are currently cooperating with the U.S. Government in connection with this matter.

At the time of its divestiture by us, Breg was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging that the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units. The majority of these cases are at an early stage and no conclusion can be drawn at the present time regarding their potential outcome. However, we believe that meritorious defenses exist to these claims. In July 2012, a jury in one case related to a motorized cold therapy unit previously sold by Breg returned a verdict providing for approximately $2.1 million in compensatory damages to the plaintiff against Breg and $7 million in exemplary damages. The case remains subject to appeal. We believe that the damages are without merit; however, the ultimate outcome is uncertain. We previously established an accrual and related charge to discontinued operations of $4.2 million for both compensatory damages and exemplary damages for our indemnification obligations in connection with this July 2012 verdict; however, actual liability in this case could be higher or lower than the amount accrued.

Item X.	Executive Officers of the Registrant

The following table sets forth certain information about the persons who serve as our executive officers.

Name	Age	Position
Bradley R. Mason	60	President and Chief Executive Officer and Director
Emily V. Buxton	37	Chief Financial Officer
Michael M. Finegan	50	Chief Strategy Officer
Jeffrey M. Schumm	52	Chief Administrative Officer, General Counsel and Corporate Secretary
Davide Bianchi	49	President, Global Extremity Fixation

Our officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers. The following is a summary of the background of each executive officer.

Bradley R. Mason. Mr. Mason was appointed as the Company’s President and Chief Executive Officer and as a Director in March 2013. He had previously served as the Company’s Group President, North America from

June 2008 through October 2009, and as a Strategic Advisor from November 2009 through October 2010, when he had originally retired from the Company. Prior to being appointed as Group President, North America, he had served as a Vice President of the Company since December 2003, when the Company acquired Breg, Inc. Prior to its acquisition by Orthofix, Mr. Mason had served as President and Chairman of Breg, a company he principally founded in 1989 with five other shareholders. Mr. Mason has over 30 years of experience in the medical device industry, some of which were spent with dj Orthopedics (formally DonJoy) where he held the position of Executive Vice President. After his original retirement from Orthofix in 2010, he served in a variety of part-time consulting and advisory roles, including as a consultant to Orthofix from October 2012 to March 2013. Mr. Mason is the named inventor on 38 issued patents in the orthopedic product arena. He graduated Summa Cum Laude with an Associate of Arts and Associate of Science degree from MiraCosta College

Emily V. Buxton. Ms. Buxton was named Chief Financial Officer in April 2013 after previously having served as Interim Chief Financial Officer since November 2012. She joined Orthofix’s corporate finance group in 2003, advancing to the position of Vice President, Controller in December 2008. After holding the position of Vice President, Controller, Ms. Buxton served as Chief Financial Officer of Global Orthopedics for Orthofix from July 2010 to the time of her appointment as Interim Chief Financial Officer. Prior to joining Orthofix, Ms. Buxton worked for two large public companies in their Securities and Exchange Commission reporting departments and prior to that she worked in public accounting. She received her Bachelor’s of Arts degree in Accounting from Columbia College, Columbia, SC.

Michael M. Finegan. Mr. Finegan joined Orthofix International N.V. in June 2006 as Vice President of Corporate Development, and became the President, Biologics in March 2009. In October 2011, he was promoted to Senior Vice President, Business Development, and President, Biologics, and in June 2013, to his current position as Chief Strategy Officer. Prior to joining Orthofix, Mr. Finegan spent sixteen years as an executive with Boston Scientific in a number of different operating and strategic roles, most recently as Vice President of Corporate Sales. Earlier in his career, Mr. Finegan held sales and marketing roles with Marion Laboratories and spent three years in banking with First Union Corporation (Wachovia). Mr. Finegan earned a BA in Economics from Wake Forest University.

Jeffrey M. Schumm. Mr. Schumm joined Orthofix International N.V. as Assistant General Counsel in January 2007, was promoted to Senior Vice President, General Counsel and Corporate Secretary in October 2010 and, in June 2013, was named as the Company’s Chief Administrative Officer, General Counsel, and Corporate Secretary. From 2004 to 2006, Mr. Schumm served as Vice President and General Counsel for Regeneration Technologies, Inc. Earlier in his career, he served as an Assistant Attorney General for the State of Florida, as an associate at Holland & Knight LLP and as a Staff Attorney at the Supreme Court of Florida. Mr. Schumm received his Bachelors of Science in Electrical Engineering and Masters in Business Administration from Lehigh University, and he is a magna cum laude graduate of the Florida State University College of Law.

Davide Bianchi. Mr. Bianchi joined Orthofix International N.V. as President, International Extremity Fixation in July 2013 and was named as the Company’s President, Global Extremity Fixation in December 2013. From February 2009 through June 2013, Mr. Bianchi served as President of the Heart Valve Global Business Unit at Sorin Group. Earlier in his career, he spent ten years with Edwards Lifesciences, where he served as the European Marketing Manager; the Business Director, Emerging Markets; the Managing Director, Germany; the VP, Sales; and, most recently, the VP, Marketing, EMEA. Mr. Bianchi received his M.B.A. from ISTUD Milano.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq ® Global Select Market under the symbol “OFIX.” The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq ® for each of the two most recent fiscal years ended December 31, 2013. As of March 24, 2014 we had 333 holders of record of our common stock. The closing price of our common stock on March 24, 2014 was $24.79.

	High	Low
2012
First Quarter	$42.92	$34.28
Second Quarter	41.26	35.55
Third Quarter	44.90	40.25
Fourth Quarter	45.52	36.47

2013
First Quarter	$39.94	$35.87
Second Quarter	35.76	26.19
Third Quarter	28.58	20.77
Fourth Quarter	22.90	19.64

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

Recent Sales of Unregistered Securities

There were no securities sold by us during 2013 that were not registered under the Securities Act.

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

The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2008. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements. The audited consolidated financial statements have been restated for the fiscal years ended December 31, 2012, 2011 and 2010 and the restatement has been reflected in the information provided below. In addition, we have previously determined that errors existed in the Company’s previously issued financial statements for the fiscal year ended December 31, 2009, for which the Company is including such previously restated information below. The financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. For more information about the restatement of certain of our consolidated financial statements, see Part II, Item 8, “Financial Statements and Supplementary Data” – Note 2, “Restatement of the Consolidated Financial Statements.” Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

	Year ended December 31,
	2013	2012	2011	2010	2009
		(Restated)	(Restated)	(Restated)	(Restated)
	(U.S. Dollars in thousands, except margin and per share data)
Consolidated operating results
Net sales	$400,534	$447,581	$441,971	$462,571	$429,237
Gross profit	298,234	349,328	346,444	365,478	329,973
Gross profit margin	75%	78%	78%	79%	77%
Total operating income (loss) (3)	(5,087)	76,636	5,900	65,984	37,526
Net income (loss) from continuing operations	(14,908)	45,050	(16,218)	30,997	10,469
Net income (loss) from discontinued operations	(10,607)	(2,212)	(1,892)	13,299	12,453

Net income (loss) (1) (2) (3)	$(25,515)	$42,838	$(18,110)	$44,296	$22,922

Net income (loss) per share of common stock:
Basic:
Net income (loss) from continuing operations	$(0.80)	$2.37	$(0.89)	$1.76	$0.61
Net income (loss) from discontinued operations	(0.57)	(0.12)	(0.10)	0.76	0.73

Net income (loss)	$(1.37)	$2.25	$(0.99)	$2.52	$1.34

Net income (loss) per share of common stock:
Diluted:
Net income (loss) from continuing operations	$(0.80)	$2.32	$(0.89)	$1.73	$0.61
Net income (loss) from discontinued operations	(0.57)	(0.11)	(0.10)	0.74	0.72

Net income (loss)	$(1.37)	$2.21	$(0.99)	$2.47	$1.33

(1)	The Company has not paid any dividends in any of the years presented.
(2)	Includes the gain on sale of vascular operations of $8.5 million for the year ended December 31, 2010.
(3)	Operating income includes charges related to U.S. Government resolutions of $1.3 million and $57.1 million for the years ended December 31, 2012 and 2011, respectively.

	As of December 31,
(at year-end)	2013	2012	2011	2010	2009
		(Restated)	(Restated)	(Restated)	(Restated)
	(U.S. Dollars in thousands, except share data)
Consolidated financial position
Total assets	$423,182	$472,897	$685,380	$608,251	$595,722
Total debt	20,000	20,016	210,013	220,007	254,673
Shareholders’ equity	310,494	367,832	292,074	293,918	232,620
Weighted average number of shares of common stock outstanding (basic)	18,697,228	18,977,263	18,219,343	17,601,956	17,119,474
Weighted average number of shares of common stock outstanding (diluted)	18,697,228	19,390,413	18,219,343	17,913,545	17,202,943

The effect of the restatements of the Company’s Selected Financial Data are as follows:

	Year ended December 31,
	2012			2011
	(U.S. Dollars, in thousands, except margin and per share data)
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Consolidated operating results
Net sales	$462,320	$(14,739)	$447,581	$470,121	$(28,150)	$441,971
Gross profit	375,828	(26,500)	349,328	377,502	(31,058)	346,444
Gross profit margin	81%	(3)%	78%	80%	(2)%	78%
Total operating income (loss)	89,010	(12,374)	76,636	31,309	(25,409)	5,900
Net income (loss) from continuing operations	53,936	(8,886)	45,050	(1,740)	(14,478)	(16,218)
Net income (loss) from discontinued operations	(2,641)	429	(2,212)	667	(2,559)	(1,892)

Net income (loss)	$51,295	$(8,457)	$42,838	$(1,073)	$(17,037)	$(18,110)

Net income (loss) per share of common stock – Basic:
Net income (loss) from continuing operations	$2.84	$(0.47)	$2.37	$(0.10)	$(0.79)	$(0.89)
Net income (loss) from discontinued operations	(0.14)	0.02	(0.12)	0.04	(0.14)	(0.10)

Net income (loss)	$2.70	$(0.45)	$2.25	$(0.06)	$(0.93)	$(0.99)

Net income (loss) per share of common stock – Diluted:
Net income (loss) from continuing operations	$2.78	$(0.46)	$2.32	$(0.10)	$(0.79)	$(0.89)
Net income (loss) from discontinued operations	(0.14)	0.03	(0.11)	0.04	(0.14)	(0.10)

Net income (loss)	$2.64	$(0.43)	$2.21	$(0.06)	$(0.93)	$(0.99)

	As of December 31,
(at year-end)	2012			2011
	(U.S. Dollars, in thousands, except share data)
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Consolidated financial position
Total assets	$504,281	$(31,384)	$472,897	$704,472	$(19,092)	$685,380
Total debt	20,016	—	20,016	210,013	—	210,013
Shareholders’ equity	399,098	(31,266)	367,832	315,171	(23,097)	292,074
Weighted average number of shares of common stock outstanding (basic)	18,977,263	—	18,977,263	18,219,343	—	18,219,343
Weighted average number of shares of common stock outstanding (diluted)	19,390,413	—	19,390,413	18,219,343	—	18,219,343

	Year ended December 31,
	2010			2009
	(U.S. Dollars, in thousands, except margin and per share data)
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Consolidated operating results
Net sales	$460,629	$1,942	$462,571	$430,479	$(1,242)	$429,237
Gross profit	370,168	(4,690)	365,478	333,616	(3,643)	329,973
Gross profit margin	80%	(1)%	79%	77%	—	77%
Total operating income (loss)	66,250	(266)	65,984	42,108	(4,582)	37,526
Net income (loss) from continuing operations	27,758	3,239	30,997	9,006	1,463	10,469
Net income (loss) from discontinued operations	16,450	(3,151)	13,299	15,466	(3,013)	12,453

Net income (loss)	$44,208	$88	$44,296	$24,472	$(1,550)	$22,922

Net (loss) income per share of common stock:
Basic:
Net income (loss) from continuing operations	$1.58	$0.18	$1.76	$0.53	$0.08	$0.61
Net income (loss) from discontinued operations	0.93	(0.17)	0.76	0.90	(0.17)	0.73

Net income (loss)	$2.51	$0.01	$2.52	$1.43	$(0.09)	$1.34

Net (loss) income per share of common stock:
Diluted:
Net income (loss) from continuing operations	$1.55	$0.18	$1.73	$0.52	$0.09	$0.61
Net income (loss) from discontinued operations	0.92	(0.18)	0.74	0.90	(0.18)	0.72

Net income (loss)	$2.47	$—	$2.47	$1.42	$(0.09)	$1.33

	As of December 31,
(at year-end)	2010			2009
	(U.S. Dollars, in thousands, except share data)
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Consolidated financial position
Total assets	$612,926	$(4,675)	$608,251	$601,690	$(5,968)	$595,722
Total debt	220,007	—	220,007	254,673	—	254,673
Shareholders’ equity	300,891	(6,973)	293,918	240,269	(7,649)	232,620
Weighted average number of shares of common stock outstanding (basic)	17,601,956	—	17,601,956	17,119,474	—	17,119,474
Weighted average number of shares of common stock outstanding (diluted)	17,913,545	—	17,913,545	17,202,943	—	17,202,943

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed below and in Item 8, “Financial statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2 – Restatement of the Consolidated Financial Statements,” we have restated our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and our unaudited condensed consolidated financial statements for each of the quarters within 2012 and 2011 and the first quarter of 2013. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of the restatement.

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

Restatement of Previously Issued Consolidated Financial Statements

As described further below and herein, this Form 10-K reflects the restatement of our consolidated financial statements as of and for each of the years ended December 31, 2012 and December 31, 2011. The restatement of our original Form 10-K for the year ended December 31, 2012 reflected in the amended Form 10-K filed on March 24, 2014 corrected errors principally related to our accounting for revenue recognition for sales to distributors, our accounting for inventory reserves, and our accounting for royalties. This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments in the years ended December 31, 2012 and December 31, 2011. For further information regarding the matters leading to the restatement and related findings with respect to our disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

In conjunction with the Audit Committee Review described in the Explanatory Note to this Form 10-K, management concluded that errors existed in the Company’s previously issued consolidated financial statements with respect to the fiscal years ended December 31, 2012, 2011, 2010, 2009, 2008 and 2007, and the fiscal quarter ended March 31, 2013.

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

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-K, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

As set forth in more detail below, the restatement of the Company’s consolidated financial statements included in this Form 10-K decreased net sales by $14.7 million and $28.2 million in 2012 and 2011, respectively; decreased net income from continuing operations by $8.9 million and $14.5 million in 2012 and 2011, respectively.

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

Our 2013 results and financial condition include the following items of significance:

•	BioStim revenues decreased $34.0 million to $147.9 million, or 18.7%, when compared to 2012, which includes Spine Regenerative Stimulation that decreased $28.8 million, or 19%, in 2013, when compared to 2012 as well as Regenerative Stimulation in Orthopedics which decreased $5.2 million or 23% in 2013, when compared to 2012.

•	A decrease in gross profit margin from 78.0% in 2012 to 74.5% in 2013 was primarily the result of increased costs primarily associated with inventory reserves and salaries.

•	An increase in operating expenses as a percentage of net sales compared to prior period is primarily a result of significant costs incurred for legal and other professional services in connection with the Audit Committee’s investigation which led to the restatement of our 2012 and 2011 consolidated financial statements, as well as an impairment of goodwill of $19.2 million in 2012.

We have administrative and training facilities in the U.S., Brazil, the United Kingdom, France, Germany, Puerto Rico and Italy and manufacturing facilities in the U.S. and Italy. We directly distribute products in the U.S., the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Brazil, Australia and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

Our consolidated financial statements include the financial results of our Company and our wholly owned and majority-owned subsidiaries and entities over which we have control. All intercompany accounts and transactions are eliminated in consolidation.

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

Our financial condition, results of operations and cash flows are not significantly impacted by seasonality trends. However, sales associated with products for elective procedures appear to be influenced by the somewhat lower level of such procedures performed in the late summer. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar denominated income and expenditures. During the year, we have used derivative instruments to hedge foreign currency fluctuation exposures. See Item 7A—”Quantitative and Qualitative Disclosures About Market Risk.”

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

Revenue Recognition

Commercial revenue is related to the sale of our implant products, generally representing hospital customers. Revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Revenue is also derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of our stimulation products. Revenue is recognized when the stimulation product is placed on or implanted in and accepted by the patient. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

For distributor revenue which is primarily related to implant products, we recognize revenue either on a sell-in or sell-through basis depending on the specific circumstances of the distributor. In some cases we recognize distributor revenue as title and risk of loss passes at either shipment from our facilities or receipt at the distributor’s facility, assuming all other revenue recognition criteria has been achieved (the “sell-in method”). Based on the results of the Independent Review, we determined in some cases the revenue recognition criteria for distributor sales were not satisfied at the time of shipment or receipt; specifically, the existence of extra-contractual terms or arrangements caused us not to meet the fixed or determinable criteria for revenue recognition in some cases, and in others collectability had not been established. In situations where we are unable to satisfy the requirements to recognize revenue on the sell-in method, we recognize revenue relating to distributor arrangements once the product is delivered to the end customer (the “sell-through method”). Because we do not have reliable information about when our distributors sell the product through to end customers, we use cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases we are legally entitled to the accounts receivable at the time of shipment, we have not recognized accounts receivables or any corresponding deferred revenues associated with distributor transactions for which revenue is recognized on the sell-through method. Effective April 1, 2013, all distributor revenue is recognized on the sell-through basis.

For distributors on the sell-in method prior to April 1, 2013, cost of sales are recognized upon shipment. For sell-through distributors, whose revenue is recognized upon cash receipt, we consider whether to match the related cost of sales expense with revenue or to recognize expense upon shipment. In making this assessment, we consider the financial viability of our distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, we defer the costs of sales until the revenue is recognized.

Biologics revenue is primarily related to a collaborative arrangement with the MTF. We have exclusive global marketing rights and receives marketing fees from MTF based on products distributed by MTF. MTF is considered the primary obligor in these arrangements and therefore we recognize these marketing service fees on a net basis upon shipment of the product to the customer.

Revenues exclude any value added or other local taxes, intercompany sales, and trade discounts. Shipping and handling costs are included in cost of sales.

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

We generally calculate fair value of intangible assets as the present value of estimated future cash flows that we expect to generate from the asset using a risk-adjusted discount rate. In determining the estimated future cash flows associated with intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment.

We test goodwill and certain indefinite lived trademarks at least annually for impairment. We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. We have identified four reporting units, which are consistent with our reporting segments; BioStim, Biologics, Extremity Fixation, and Spine Fixation.

In order to calculate the respective carrying values, we initially recorded goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit. Effective July 1, 2013, we re-aligned the Company’s segments and consequently reallocated the carrying value of goodwill from its previous reporting units to its new reporting units based on the relative fair value of each new reporting unit to total enterprise value at July 1, 2013.

As a result of our change in reportable segments, we allocated goodwill to each reportable segment, and subsequently evaluated the Extremity Fixation and Spine Fixation reportable units for the possible impairment of goodwill, as there were indicators of impairment when completing a qualitative analysis. The result of this step two analysis was a full impairment of the goodwill allocated to our Extremity Fixation, our Spine Fixation and reportable units, totaling $19.2 million. There continue to be no indicators of impairment in our remaining reporting units which were reevaluated at year end using a qualitative assessment.

Litigation and Contingent Liabilities

From time to time, we are parties to or targets of lawsuits, investigations and proceedings, including product liability, personal injury, patent and intellectual property, health and safety and employment and healthcare regulatory matters, which are handled and defended in the ordinary course of business. These lawsuits, investigations or proceedings could involve a substantial number of claims and could also have an adverse impact on our reputation and customer base. Although we maintain various liability insurance programs for liabilities that could result from such lawsuits, investigations or proceedings, we are self-insured for a significant portion of such liabilities. We accrue for such claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of analyzing, assessing and establishing reserve estimates for these types of claims involves judgment. Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations and cash flows in the period that reserve estimates are revised. We believe our insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot give any assurance that we will not incur liabilities in excess of recorded reserves or our present insurance coverage.

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

We account for uncertain tax positions in accordance with ASC Topic 740—Income Taxes which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

We include interest related to tax issues as part of income tax expense in our consolidated financial statements. We record any applicable penalties related to tax issues within the income tax provision.

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2013 (%)	2012 (%)	2011 (%)
Net sales	100	100	100
Cost of sales	25	22	22

Gross profit	75	78	78
Operating expenses
Sales and marketing	44	42	44
General and administrative	16	12	14
Research and development	7	6	5
Amortization of intangible assets	1	1	1
Costs related to the accounting review and restatement	3	—	—
Impairment of goodwill	5	—	—
Charges related to U.S. Government resolutions	—	—	13

Total operating (loss) income	(1)	17	1

Net (loss) income from continuing operations	(4)	10	(3)
Net loss from discontinued operations	(2)	(1)	(1)

Net (loss) income	(6)	9	(4)

Our segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which our Chief Operating Decision Maker (the “CODM”) reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information has been prepared based on our four SBUs reporting segments. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for a portfolio of market leading devices for enhancing bone fusion that utilize Orthofix’s patented pulsed electromagnetic (PEMF) technology. These Food and Drug Administration-approved Class 3 medical devices are indicated as an adjunctive treatment to enhance fusion success in cervical and lumbar spine fusion as well as a therapeutic treatment for non-healing fractures outside of the spine (non-unions). The PEMF technology is supported by a strong clinical background on mechanism of action in the scientific literature and current research and clinical studies are underway to identify potential new clinical indications.

Biologics

The Biologics SBU provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics distributes its tissues through a network of distributors, sales representatives and affiliates to market to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with MTF allows us to exclusively market our Trinity Evolution ® and Trinity Elite ® tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction. Extremity Fixation distributes its products through a network of distributors, sales representatives, and affiliates. This SBU uses both distributors and direct sales representatives to sell orthopedics products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributors and direct sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

External Net Sales by SBU:

The table below presents external net sales for continuing operations by SBU reporting segment:

	External Net Sales by SBU Year ended December 31,
(U.S. Dollars in thousands)	2013		2012		2011
			(Restated)		(Restated)
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
			(Restated)	(Restated)	(Restated)	(Restated)
BioStim	$147,910	37%	$181,959	41%	$188,136	43%
Biologics	53,769	13%	53,730	12%	42,919	10%
Extremity Fixation	103,385	26%	112,009	25%	119,521	27%
Spine Fixation	95,470	24%	99,883	22%	91,395	20%

Total Net Sales	$400,534	100%	$447,581	100%	$441,971	100%

2013 Compared to 2012

Net sales decreased 10.5% to $400.5 million in 2013 compared to $447.6 million in 2012. The impact of foreign currency decreased sales by $0.5 million in 2013 when compared to 2012. Net sales include product sales and marketing service fees which is comprised of sales of Trinity Evolution® and Trinity Elite ™.

Sales

Net sales in our BioStim SBU decreased 18.7% to $147.9 million in 2013 compared to $182.0 million in 2012. The decrease in BioStim revenue was primarily attributable to a decline in sales of our stimulation products for spine and cervical application caused by distribution turnover and changes in certain payor policies. The decrease for the year ended December 31, 2013 was also negatively impacted by a reduction in third-party payor revenue driven by our transition in third quarter of 2013 to recognize revenue upon accumulation of the full billable package for third-party payors given the increased complexity in insurance billing requirements.

Net sales in our Biologics SBU increased slightly to $53.8 million in 2013 compared to $53.7 million in 2012. Net sales were positively impacted by an increase in our marketing service fee revenue from MTF related to the launch of our new tissue from Trinity Elite™; however, this increase was primarily offset by a reduction in our marketing service fee from 70% to 65% which became effective April 1, 2013.

Net sales in our Extremity Fixation SBU decreased 7.7% to $103.4 million in 2013 compared to $112.0 million for 2012, a decrease of $8.6 million. This decrease is due primarily to two factors. The first was deterioration of sales in Brazil, which accounted for 2.7% of our total decline and the second was a prospective change from a sell-in to cash accounting methodology beginning April 1, 2013 to all non-Brazil distributors, which accounted for 4.8% of the decline in sales. Historically, for most distributor transactions within our Extremity Fixation SBU, we recorded revenue on the sell-in accounting basis. However, as described more fully in Note 2 to the Consolidated Financial Statements, we have reassessed our application of distributor revenue recognition and have applied sell-through accounting for all distributor transactions within the Extremity Fixation SBU on a prospective basis beginning on April 1, 2013 which caused the majority of the decrease in net sales.

Net sales in our Spine Fixation SBU decreased to $95.5 million in 2013 compared to $99.9 million for 2012, a decrease of 4.4%. This decrease was due to a 6% drop in average selling price (ASP) due to discounting, which was somewhat offset by double-digit growth in our international business.

Gross Profit—Our gross profit decreased 14.6% to $298.2 million for 2013 compared to $349.3 million for 2012. Gross profit as a percent of net sales in 2013 was 74.5% compared to 78.0% in 2012. This decrease was primarily due to the decrease of sales in our BioStim SBU which carries a higher gross margin compared to our other products as well as increased costs that do not have a strong correlation to net sales, primarily associated with inventory reserves and salaries.

Sales and Marketing Expense—Sales and marketing expense, which includes commissions and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense decreased $10.5 million, or 5.6%, to $176.6 million in 2013 compared to $187.1 million in 2012. As a percent of net sales, sales and marketing expense was 44.1% and 41.8% for 2013 and 2012, respectively. In 2013 the decrease in sales and marketing expense was primarily due to a decrease in commission expenses due to lower sales and a decrease in bad debt expense compared to 2012.

General and Administrative Expense—General and administrative expense increased $11.7 million, or 21.9%, in 2013 to $65.1 million compared to $53.4 million in 2012. General and administrative expense as a percent of sales was 16.3% in 2013 compared to 11.9% in 2012. The 2013 increase in general and administrative expense was primarily attributable to investments in people and processes to improve business structure and internal controls. These investments were primarily related to the departments of accounting and finance and information systems. The 2013 increase was also related to increased incentive compensation expense and medical device tax in 2013. General and administrative expense in 2012 included the impact of approximately $1.9 million in legal expenses associated with the bone growth stimulation investigation, and other costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our former orthopedic distribution entity in Mexico.

Research and Development Expense—Research and development expense decreased $1.8 million in 2013 to $26.8 million compared to $28.6 million in 2012. As a percent of net sales, research and development expense remained relatively flat at 6.7% in 2013 compared to 6.4% for the same period last year.

Amortization of Intangible Assets—Amortization of intangible assets was $2.7 and $2.3 million for 2013 and 2012, respectively.

Costs related to the accounting review and restatement—As previously discussed, our Audit Committee conducted an Independent Review, with the assistance of outside professionals, of certain accounting matters. As a result of this review and the restatement of certain of our previously filed consolidated financial statements, the Company incurred legal, accounting and other professional fees of approximately $12.9 million through the year ended December 31, 2013.

Impairment of Goodwill —As part of our change in reportable segments, we reallocated goodwill to each new reporting unit, and subsequently evaluated each reporting unit for impairment. As a result of this analysis, a full impairment of the goodwill allocated to our Spine Fixation and Extremity Fixation reporting units, of $19.2 million, was recognized.

Charges Related to U.S. Government Resolutions—During 2012, we recorded a charge of $1.3 million representing imputed interest accrued from the respective settlement in principle dates in 2011 and 2012 through the payment dates in the fourth quarter of 2012 on the previously disclosed settlements in principle of the U.S. government investigations and related qui tam complaints related to our regenerative stimulation business and Blackstone Medical, Inc., respectively.

Interest Expense, net—Interest expense, net decreased to $1.9 million in 2013 compared to $4.7 million in 2012, primarily as the result of substantial repayments of long-term debt during 2012, resulting in a lower year over year outstanding debt balance, and to a lesser extent, lower interest rates.

Other Income (Expense)—Other income, net was $2.2 million in 2013 compared to other expense of $(1.7) million in 2012. The increase in other income can be mainly attributed to a gain recorded related to our receipt of $4.4 million cash related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. This increase was partially offset by the positive effect of foreign exchange during 2013. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Expense—We recognized a $10.1 million and $25.1 million provision for income tax for 2013 and 2012, respectively. The income tax expense and effective tax rate for the year ended 2013 reflects a disproportionate ratio to the $25.1 million of income tax expense and effective tax rate of 35.8% for the year ended 2012. The principal factors affecting the Company’s effective tax rate was the company’s mix of earnings amongst various tax jurisdictions, state taxes, and the impairment of $19.2 million in non-deductable goodwill. For the year ended 2012, the Company did not record tax benefit on certain expenses associated with the Company’s estimate of the charges related to U.S. Government resolutions.

Discontinued operations—Discontinued operations in 2013 included approximately $10.6 million of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to its former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters. Discontinued operations in 2012 included the gain on the sale of Breg of $1.3 million and the results of our Sports Medicine SBU through May 24, 2012 (the closing date of the sale of Breg), net of income taxes. Subsequent to December 31, 2012, the Company won an arbitration award against an insurance carrier relating to its denial of coverage under excess products liability policies with total limits of $30 million. As a result of the binding arbitration award, the carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments associated with the underlying products liability claims at issue. The Company was entitled to reimbursement of approximately $13 million for past losses incurred, which is included in discontinued operations in 2012.

Net Income (Loss)—Net loss in 2013 was $(25.5) million, or $(1.37) per basic share and diluted share, compared to net income of $42.8 million, or $2.25 per basic and $2.21 per diluted share for 2012. The weighted average number of basic common shares outstanding was 18,697,228 and 18,977,263 during the years ended December 31, 2013 and 2012, respectively. The weighted average number of diluted common shares outstanding was 18,697,228 and 19,390,413 during the years ended December 31, 2013 and 2012, respectively.

2012 Compared to 2011

Net sales increased 1.3% to $447.6 million in 2012 compared to $442.0 million in 2011. The impact of foreign currency decreased sales by $9.4 million in 2012 when compared to 2011. Net sales include product sales and marketing service fees which are comprised of sales of Trinity Evolution® in spine and orthopedic applications.

Sales

Net sales in our BioStim SBU decreased 3.3% to $182.0 million in 2012 compared to $188.1 million in 2011. The decrease is primarily due to a 17.0% decrease in Physio-Stim Regenerative Stimulation from 2011 to 2012.

Net sales in our Biologics SBU increased to $53.7 million in 2012 compared to $42.9 million in 2011, an increase of 25.2%. Net sales were positively impacted by an increase in our marketing service fee revenue from MTF due to the adoption of Trinity Evolution® in spine and orthopedic applications.

Net sales in our Extremity Fixation SBU decreased 6.3% to $112.0 million in 2012 compared to $119.5 million for 2011, a decrease of $7.5 million. The decrease was due to a decrease in revenue from our Orthopedic Repair and Hardware products when compared to 2011.

Net sales in our Spine Fixation SBU increased to $99.9 million in 2012 compared to $91.4 million for 2011, an increase of 9.3%. The increase was primarily the result of increased sales of Spine Fixation System and KON spine implants in international markets in 2012 compared to 2011.

Gross Profit—Our gross profit increased less than 1% to $349.3 million for 2012 compared to $346.4 million for 2011. Gross profit as a percent of net sales remained flat at 78% in both 2012 and 2011.

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

General and Administrative Expense—General and administrative expense decreased $11.1 million, or 17.2%, in 2012 to $53.4 million compared to $64.5 million in 2011. General and administrative expense as a percent of sales was 11.9% in 2012 compared to 14.6% in 2011. General and administrative expense in 2012 and 2011 included the impact of approximately $1.9 million and $8.1 million, respectively, in legal expenses associated with the bone growth stimulation investigation, as well as costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our former orthopedic distribution entity in Mexico. General and administrative expense in 2011 also included $3.2 million of senior management succession charges. The 2012 decrease is also attributable to decreased incentive compensation expense during the year.

Research and Development Expense—Research and development expense increased $5.7 million in 2012 to $28.6 million compared to $22.9 million in 2011. As a percent of sales, research and development expense was 6.4% in 2012 compared to 5.2% for the same period last year. The increase in research and development expenses in 2012 compared to 2011 was due to a $3.1 million charge for an arbitration resolution related to a 2008 co-development agreement, a $3.0 million strategic investment with MTF on the development and commercialization of the next generation cell-based bone growth technology and timing of spending related to our ongoing research, development and clinical activities.

Amortization of Intangible Assets—Amortization of intangible assets was $2.3 and $2.6 million for the year ended December 31, 2012 and 2011, respectively.

Charges Related to U.S. Government Resolutions—For the year ended December 31, 2012 and 2011, we recorded charges related to U.S. Government resolutions of $1.3 million and $57.1 million, respectively. During 2012 and 2011, we recorded a charge of $1.3 million and $0.6 million, respectively, which represents imputed interest accrued from the respective settlement in principle dates in 2011 and 2012 through the payment dates in the fourth quarter of 2012 on the previously disclosed settlements in principle of the U.S. government investigations and related qui tam complaints related to our regenerative stimulation business and Blackstone Medical, Inc., respectively. During 2011, we reached an agreement in principle with the U.S. Government to resolve criminal and civil matters related to the previously disclosed government investigations of our regenerative stimulation business and recorded a charge of $43 million for the estimated settlement. During 2011, we recorded a charge of $7.5 million to establish an accrual in connection with the fines and penalties related to the FCPA matter involving our former distribution entity. In February 2012, we reached an agreement with the representative of the former shareholders of Blackstone resolving all outstanding escrow and indemnification claims under the Blackstone Merger Agreement. In 2011, we recorded a charge of approximately $6 million for previously incurred legal fees that were in excess of the amounts released and received from the escrow fund.

Interest Expense, net—Interest expense, net was $4.7 million in 2012 compared to $5.5 million in 2011, primarily as the result of a lower year over year outstanding debt balance and to a lesser extent, lower interest rates.

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

Income Tax Benefit (Expense)—We recognized a $25.1 million and $14.2 million provision for income tax for 2012 and 2011, respectively. During 2012, we recognized a change in the estimate of the tax deduction associated with the settlement of the U.S. Government investigation of the Company’s bone growth stimulation business. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to 2012, as we did not record tax benefit on certain expenses associated with our estimate of the charges related to U.S. Government resolutions in 2011. The effective tax rate was approximately 42.0% in 2012 and (149.1)% in 2011 excluding the impact of the charges related to the U.S. Government resolutions and the foreign rate differential.

Discontinued operations—Discontinued operations in 2012 include approximately $3.5 million of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to our former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters. 2012 also includes the gain on the sale of Breg of $1.3 million and the results of our Sports Medicine SBU up to May 24, 2012 (the closing date of the sale of Breg), net of income taxes. Subsequent to year end, the Company won an arbitration award against an insurance carrier relating to its denial of coverage under excess products liability policies with total limits of $30 million. As a result of the binding arbitration award, the carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments associated with the underlying products liability claims at issue. The Company estimates that it is entitled to reimbursement of approximately $13 million for past losses incurred, which is included in discontinued operations in 2012. Discontinued operations in 2011 include the results of our Sports Medicine SBU.

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2013 were $54.2 million, of which $23.8 million is subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $52.4 million at December 31, 2012, of which $21.3 million was subject to certain restrictions under the senior secured credit agreement described below.

Net cash provided by operating activities was $66.9 million in 2013 compared to $10.2 million in 2012, an increase of $56.7 million. Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation, impairment of goodwill, deferred taxes, and the net gain on sale of Breg, Inc.) and changes in working capital. Net income decreased $68.3 million to a net loss of $25.5 million in 2013 compared to net income of $42.8 million in 2012. Non-cash items for 2013 increased $15.4 million to $58.0 million compared to $42.6 million in 2012. The change in working capital accounts is mainly attributable to charges related to goodwill impairment. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect day’s sales in receivables of 65 days at December 31, 2013 compared to 84 days at December 31, 2012 and inventory turns of 1.1 times at December 31, 2013, and 1.2 times as of December 31, 2012.

Net cash used in investing activities was $29.7 million in 2013 compared cash provided of $125.0 million in 2012 primarily driven by the net proceeds on the sale of Breg, Inc. in 2012. During 2013 and 2012, we invested $29.7 million and $28.8 million in capital expenditures, respectively.

Net cash used in financing activities was $38.4 million for 2013 compared to $137.6 million for 2012. During 2012, we repaid approximately $188.7 million against the principal on our senior secured debt compared to $0.1 million in 2013. Our restricted cash balance decreased to $23.8 million due to a use of $2.4 million compared to cash provided of $25.8 million in 2012. During the year ended December 31, 2013, we received proceeds of $3.5 million compared to $25.6 million during 2012, from the issuance of shares of our common stock related to stock purchase plan issuances and stock option exercises. In 2013, we used $39.5 million in connection with the stock repurchase program.

On August 30, 2010, the Company’s wholly owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain domestic direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto. The Credit Agreement provides for a five year, $200.0 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100.0 million secured term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Credit Facilities”). Orthofix Holdings has the ability to increase the amount of the Credit Facilities by an aggregate amount of up to $50.0 million upon satisfaction of certain conditions.

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

The Credit Agreement, as amended, also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated. The Company was in compliance with the affirmative and negative covenants at December 31, 2013 and there were no events of default.

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

At December 31, 2013, we had no outstanding borrowings and unused available lines of credit of approximately €5.8 million ($8.0 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

We have incurred substantial expenses for legal and other professional services in connection with the Audit Committee’s investigation. We estimate these expenses to date to be in excess of $15 million through February 28, 2014 and expect to continue to incur significant expenses in connection with this matter.

Contractual Obligations

The following chart sets forth our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations (U.S. Dollars in thousands)	Total	2014	2015-2017	2018	2019 and thereafter
Revolving Credit Facility	$20,000	$—	$20,000	$—	$—
Estimated interest on Credit Facility (1)	903	542	361	—	—
Operating leases	21,031	4,342	10,794	2,846	3,049

Total	$41,934	$4,884	$31,155	$2,846	$3,049

(1)	Estimated interest on credit facility assumes payments are made in accordance with the scheduled payments as defined in the agreement. Interest payments are estimated using rates in effect at December 31, 2013.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, inclusive of interest and penalties, of $1.2 million as of December 31, 2013 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 14 to the consolidated financial statements included in this Form 10-K.

Off-balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations and the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of December 31, 2013, we had a currency swap in place to minimize foreign currency exchange risk related to a €28.7 million ($39.4 million translated at the December 31, 2013 foreign exchange rate) intercompany note. As of December 31, 2013 the fair value of the currency swap was approximately $1.0 million and is recorded in other long-term liabilities.

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

As of December 31, 2013, $20 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 2.50%. This margin is adjusted based upon the measurement of the consolidated leverage ratio of the Company and its subsidiaries with respect to the immediately preceding four fiscal quarters. As of December 31, 2013, our effective interest rate on our Credit Facilities was 2.7%. Based on the balance outstanding under the Credit Facilities as of December 31, 2013, an immediate change of one percentage point in the applicable interest rate on the Revolving Credit Facility would cause a change in interest expense of approximately $0.2 million annually.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of December 31, 2013, we had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($31.9 million). We recorded a foreign currency loss during the year ended December 31, 2013 of $0.3 million related to this un-hedged long-term intercompany balance included in accumulated other comprehensive income during 2013, which resulted from the weakening of the Euro against the U.S. dollar during the period. For the year ended December 31, 2013, we recorded a foreign currency loss of $0.7 million on the statement of operations resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that fluctuate during the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the year ended December 31, 2013 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against all of the foreign functional currencies for our international operations during 2013 versus the same periods in 2012. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the year ended December 31, 2012 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against the local foreign currency versus the same periods in 2011. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Background of Restatement

In July 2013, members of the Company’s senior management brought certain information to the attention of the chair of the Audit Committee (“Audit Committee”) of the Company’s Board of Directors (the “Board”) that raised questions regarding whether the Company had properly recognized revenue under GAAP in connection with revenue from distributor sales that had been recorded in 2012 and 2011, including a significant return processed in the second quarter of 2013 relating to revenue recognized in 2012. On the recommendation of management and after discussion with the Company’s independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), the Audit Committee concluded, with the concurrence of the Board, that it would commence an independent review into these matters with the assistance of outside professionals engaged by the Audit Committee (the “Independent Review”).

On August 5, 2013, the Audit Committee concluded that certain revenues recognized during 2012 and 2011, upon further evaluation, should not have been recognized or should not have been recognized during the periods in which they were recognized. As a result of the foregoing, on August 5, 2013, the Audit Committee concluded that the Company’s previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2012 and December 31, 2011, as well as for the interim quarterly period ended March 31, 2013, should no longer be relied upon (the “Non-Reliance Period”). On August 6, 2013, the Board ratified the foregoing conclusion by the Audit Committee.

The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by the Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in the Company’s previously issued financial statements with respect to the Non-Reliance Period, as well as in the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2010, 2009, 2008 and 2007.

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

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in the Amendments and in this Form 10-K, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

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

In connection with the preparation and filing of this Form 10-K, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2013:

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

•	Inventory reserves. Errors occurred in establishing the Company’s inventory reserves due to a design deficiency in our controls over the computation and recording of such reserves. Our method of calculating inventory reserves resulted in the misapplication of GAAP, which caused us to make adjustments in the restated consolidated financial statements. Specifically, our controls were not designed to detect that increases in our forecasted demand for products resulted in reductions in subsequent fiscal years to reserves previously recorded. ASC Topic 330 Inventory (specifically ASC 330-10-35-14) states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances, and our controls were not designed to prevent such mark ups due to increases in forecasted demand for products.

•	Foreign subsidiary oversight. Oversight of certain foreign subsidiaries was insufficiently designed to detect material misstatement of financial information. Specifically, while these entities were included in oversight activities similar to our other locations, we believe the design of our controls did not adequately address the additional risks associated with certain entities. These additional risks include: sales comprised of higher risk distributor revenues; no specific requirements for statutory audits that may detect inadequacies in the Company’s customer and business records; and a business culture where oral agreements were more common, resulting in contract terms that were less likely to be formally documented.

•	Manual journal entry control procedures. In connection with the completion of the audit for the fiscal year ended December 31, 2013, we determined that our controls over manual journal entries were not effective. Specifically, we determined that some manual journal entries were not supported with sufficient documentation, and that some manual journal entries were not adequately reviewed and approved.

Some of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

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

We are in the process of developing a plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have designed and plan to implement, and in some cases have already implemented, the specific remediation initiatives described below:

Management’s remediation plan with respect to controls over revenue recognition practices relating to the Company’s distributors:

•	We have enhanced our revenue recognition training materials for all sales personnel;

•	We are in the process of training sales management personnel (including senior-level management) pursuant to our updated revenue recognition training materials;

•	We have created and implemented an improved sales certification process to identify any sales with deviations from written sales contracts;

•	We have established and hired a new Senior Manager of Revenue position in our finance department, which we believe will bring additional revenue recognition expertise to address our more complex revenue transactions to help ensure that our revenue recognition policies are correctly applied; and

•	We are working to improve procedures with respect to the proper communication, approval, documentation and accounting review of deviations from written sales contracts.

Management’s remediation plan with respect to controls over the computation and recording of the Company’s inventory reserves:

•	We have enhanced controls over our model for determining inventory reserves to ensure that, once reserves are established in a fiscal year, subsequent write-ups based on demand are not recognized; and

•	We are implementing additional review of our inventory reserve analysis, including the involvement of both finance and operational executives, and more analysis of days inventory on hand at the product line level, which we expect to provide better controls to assess excess and obsolete inventory based on the current inventory on hand in relation to the demand forecast and related reserve.

Management’s remediation plan with respect to controls over foreign subsidiary oversight:

•	We have changed our structure so that all of our subsidiaries’ accounting functions now report to the VP, Controller within the corporate accounting function, which we believe will provide additional corporate-level oversight of their activities;

•	We have established and hired a Director of Controls and Process Improvement, whose primary duties are the design and implementation of internal control over financial reporting;

•	We have engaged a professional firm to perform testing and evaluation of the Company’s internal controls, and to assist the Company in designing and implementing additional financial reporting controls and financial reporting control enhancements; and

•	We are evaluating our accounting systems to determine appropriate enhancements.

Management’s remediation plan with respect to controls over manual journal entries:

•	We intend to implement a new accounting policy setting forth specific requirements regarding supporting documentation standards and review and approval procedures for manual journal entries, including specifying the types and levels of review to be performed based on specifically defined criteria associated with the nature and magnitude of manual journal entries; and

•	We intend to design and conduct training for the accounting group regarding manual journal entry preparation, documentation and review and approval procedures.

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

Changes in Internal Control over Financial Reporting

Other than as described above (including the material weakness related to controls over manual journal entries that we determined exists in connection with the completion of the audit for the fiscal year ended December 31, 2013), there have not been any changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited Orthofix International N.V.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the prevention of revenue recognition in advance of all revenue recognition criteria being met for certain distributor sales transactions entered into by the Company’s domestic and international business units, controls over the computation and recording of inventory reserves, controls relating to the oversight of certain foreign subsidiaries due to the particular risks associated with such subsidiaries, and controls over the preparation and review of manual journal entries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of these consolidated financial statements, and this report does not affect our report dated March 31, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Orthofix International N.V. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, Texas

March 31, 2014

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

We will provide information that is responsive to this Item 10 regarding executive compensation in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption “Information About Directors,” “Section 16 (a) Beneficial Ownership Reporting Compliance” and others possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of report on Form 10-K

The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

3.	Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of March 8, 2010, by and between Tyco Healthcare Group LP d/b/a Covidien, Covidien AG, Mallinckrodt do BrasilLtda, Kendall de Mexico S.A. de C.V., Novamedix Limited, Novamedix Distribution Limited, Novamedix Services Limited, Promeca S.A. de C.V., Orthofix do Brasil, OrthofixS.r.l., Orthofix S.A., Intavent Orthofix Limited, Breg Mexico S. de R.I. de CV, and Implantes y Sistemas Medicos, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed March 9, 2010 and incorporated herein by reference).

2.2	Stock Purchase Agreement, dated as of April 23, 2012, by and among Breg, Inc., Orthofix Holdings, Inc. and Breg Acquisition Corp. (filed as an exhibit to the Company’s current report on Form 8-K filed April 24, 2012 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2	Articles of Association of the Company as amended (filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.1	Credit Agreement, dated as of August 30, 2010, among Orthofix Holdings, Inc., Orthofix International N.V. and certain domestic subsidiaries of Orthofix International N.V., the several banks and other financial institutions as may from time to time become parties thereunder, and JPMorgan Chase, N.A. (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2010 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated May 4, 2011, among Orthofix Holdings, Inc., a Delaware corporation, Orthofix International N.V. (“Orthofix International”), a Netherlands Antilles corporation, certain domestic direct and indirect subsidiaries of Orthofix International, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed May 5, 2011 and incorporated herein by reference).

10.3	Limited Waiver, entered into on August 14, 2013, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of its wholly owned subsidiaries, and certain lender parties thereto. (filed as an exhibit to the Company’s current report on Form 8-K filed August 19, 2013 and incorporated herein by reference).

10.4†	Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.5	Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.6†	Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

10.7†	Amendment No. 3 to Matrix Commercialization Collaboration Agreement, entered into on July 1, 2013 and effective as of June 25, 2013, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2013 and incorporated herein by reference).Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.8	Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.9	Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)

10.10	Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.11	Orthofix International N.V. Staff Share Option Plan, as amended through April 22, 2003 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

10.12	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.13	Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.14	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.15	Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.16	Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.17	Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.18	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.19	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.20	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants— year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.21	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2011 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.22	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (post-2010 grants—vesting over 3 years) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.23	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (3 year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.24	Inducement Grant Nonqualified Stock Option Agreement between Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the current report on Form 8-K of Orthofix International N.V dated September 10, 2008 and incorporated herein by reference).

10.25	Inducement Grant Nonqualified Stock Option Agreement, dated April 1, 2011, between Orthofix International N.V. and Vicente Trelles (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.26	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement, dated as of June 15, 2011 and effective as of August 1, 2011, by and between Orthofix Inc., Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the Company’s quarterly report on current report on Form 8-K filed June 16, 2011 and incorporated herein by reference).

10.28	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.29	Letter Agreement, dated March 12, 2013, between Orthofix Inc., Orthofix International N.V. and Robert S Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.30	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.31	Amendment No. 1 to Amended and Restated Employment Agreement, dated August 4, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.32	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of October 1, 2011, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed October 4, 2011 and incorporated herein by reference).

10.33	Amendment No. 3 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Michael Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.34	Employment Agreement, entered into on December 9, 2010, by and between Orthofix Inc. and Jeffrey M. Schumm (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.35	Amended and Restated Employment Agreement, dated as of October 16, 2012 and effective as of November 6, 2012, between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed October 16, 2012 and incorporated herein by reference).

10.36	Employment Agreement, entered into as of January 7, 2013, by and between Orthofix Inc. and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed January 11, 2013 and incorporated herein by reference).

10.37	Amendment #1 to Employment Agreement, dated as of February 27, 2014, between Orthofix and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed March 4, 2014 and incorporated herein by reference).

10.38	Form of Amendment to Stock Option Agreements (for Robert S. Vaters and Michael M. Finegan) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.39	Employment Agreement, effective as of March 13, 2013, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.40	Inducement Grant Non-Qualified Stock Option Agreement, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.41	Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.42	Letter Agreement, dated May 9, 2013, between Orthofix Inc. and Vicente Trelles (filed as an exhibit to the Company’s current report on Form 8-K filed May 14, 2013 and incorporated herein by reference).

10.43	Letter Agreement, entered into on June 18, 2013, between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2013 and incorporated herein by reference).

10.44	Consulting Letter Agreement, dated as of November 5, 2013, between Orthofix International N.V. and James F. Gero (filed as an exhibit to the Company’s current report on Form 8-K filed November 6, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.45	Settlement Agreement, entered into on June 6, 2012, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, through its General Counsel, the Office of Personnel Management , in its capacity as administrator of the Federal Employees Health Benefits Program, the United States Department of Veteran Affairs, Orthofix International N.V. and relator Jeffrey J. Bierman (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

10.46	Amended Plea Agreement entered into on December 14, 2012, among the United States Attorney for the District of Massachusetts, the Department of Justice and Orthofix Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed December 19, 2012 and incorporated herein by reference).

10.47	Corporate Integrity Agreement, entered into on June 6, 2012, between the Office of Inspector General of the Department of Health and Human Services and Orthofix International N.V. (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101^	The following financial statements from Orthofix International N.V. on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Commission without redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.
^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that Section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Dated: March 31, 2014	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRADLEY R. MASON Bradley R. Mason	President and Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2014

/s/ EMILY V. BUXTON Emily V. Buxton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

Ronald A. Matricaria	Chairman of the Board of Directors

/s/ KATHLEEN T. REGAN Kathleen T. Regan	Director	March 31, 2014

/s/ WALTER VON WARTBURG Walter von Wartburg	Director	March 31, 2014

/s/ GUY JORDAN Guy Jordan	Director	March 31, 2014

/s/ KENNETH R. WEISSHAAR Kenneth R. Weisshaar	Director	March 31, 2014

/s/ DAVEY S. SCOON Davey S. Scoon	Director	March 31, 2014

/s/ MARIA SAINZ Maria Sainz	Director	March 31, 2014

/s/ ANTHONY MARTIN Anthony Martin	Director	March 31, 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 31, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

March 31, 2014

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2013 and 2012

(U.S. Dollars, in thousands except share and per share data)	2013	2012
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$30,486	$31,055
Restricted cash	23,761	21,314
Trade accounts receivable, less allowances of $11,969 and $13,543 at December 31, 2013 and 2012, respectively	75,567	107,312
Inventories	90,577	83,373
Deferred income taxes	33,947	33,450
Prepaid expenses and other current assets	25,906	34,079

Total current assets	280,244	310,583
Property, plant and equipment, net	54,606	53,835
Patents and other intangible assets, net	9,046	7,290
Goodwill	53,565	74,388
Deferred income taxes	18,336	18,881
Other long-term assets	7,385	7,920

Total assets	$423,182	$472,897

Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$—	$16
Trade accounts payable	20,674	22,575
Other current liabilities	46,146	39,594

Total current liabilities	66,820	62,185
Long-term debt	20,000	20,000
Deferred income taxes	13,132	11,456
Other long-term liabilities	12,736	11,424

Total liabilities	112,688	105,065
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,102,335 and 19,339,329 issued and outstanding as of December 31, 2013 and 2012, respectively	1,810	1,934
Additional paid-in capital	216,653	246,306
Retained earnings	89,332	114,847
Accumulated other comprehensive income	2,699	4,745

Total shareholders’ equity	310,494	367,832

Total liabilities and shareholders’ equity	$423,182	$472,897

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2013, 2012 and 2011

(U.S. Dollars, in thousands, except share and per share data)	2013	2012	2011
		(Restated)	(Restated)
Product sales	$352,796	$401,039	$405,147
Marketing service fees	47,738	46,542	36,824

Net sales	400,534	447,581	441,971
Cost of sales	102,300	98,253	95,527

Gross profit	298,234	349,328	346,444
Operating expenses
Sales and marketing	176,581	187,131	193,511
General and administrative	65,147	53,391	64,481
Research and development	26,768	28,577	22,861
Amortization of intangible assets	2,687	2,298	2,550
Costs related to the accounting review and restatement	12,945	—	—
Impairment of Goodwill	19,193	—	—
Charges related to U.S. Government resolutions (Note 17)	—	1,295	57,141

	303,321	272,692	340,544

Operating (loss) income	(5,087)	76,636	5,900
Other income and (expense)
Interest expense, net	(1,925)	(4,743)	(5,541)
Other income (expense)	2,220	(1,705)	(2,412)

	295	(6,448)	(7,953)

(Loss) income before income taxes	(4,792)	70,188	(2,053)
Income tax expense	(10,116)	(25,138)	(14,165)

Net (loss) income from continuing operations	(14,908)	45,050	(16,218)

Discontinued operations (Note 16)
Gain on sale of Breg, Inc., net of tax	—	1,345	—
Loss from discontinued operations	(15,510)	(2,994)	(2,705)
Income tax benefit (expense)	4,903	(563)	813

Net loss from discontinued operations	(10,607)	(2,212)	(1,892)

Net (loss) income	$(25,515)	$42,838	$(18,110)

Net income (loss) per common share—basic:
Net (loss) income from continuing operations	$(0.80)	$2.37	$(0.89)
Net loss from discontinued operations	(0.57)	(0.12)	(0.10)

Net (loss) income per common share—basic	$(1.37)	$2.25	$(0.99)

Net income (loss) per common share—diluted:
Net (loss) income from continuing operations	$(0.80)	$2.32	$(0.89)
Net loss from discontinued operations	(0.57)	(0.11)	(0.10)

Net (loss) income per common share—diluted	$(1.37)	$2.21	$(0.99)

Weighted average number of common shares:
Basic	18,697,228	18,977,263	18,219,343
Diluted	18,697,228	19,390,413	18,219,343
Other comprehensive income (loss), before tax:
Translation adjustment	$(1,768)	$768	$(2,279)
Unrealized gain (loss) on derivative instrument	(442)	416	(693)

Other comprehensive income (loss), before tax	(2,210)	1,184	(2,972)
Income tax related to components of other comprehensive income	164	(153)	256

Other comprehensive income (loss), net of tax	(2,046)	1,031	(2,716)

Comprehensive (loss) income	$(27,561)	$43,869	$(20,826)

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2013, 2012 and 2011

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2010 (Restated)	17,726,645	$1,772	$195,597	$90,119	$6,430	$293,918

Net loss	—	—	—	(18,110)	—	(18,110)
Unrealized loss on derivative instrument (net of tax benefit of $256)	—	—	—	—	(437)	(437)
Translation adjustment	—	—	—	—	(2,279)	(2,279)
Purchase of minority interest	—	—	(517)	—	—	(517)
Tax benefit on exercise of stock options	—	—	1,737	—	—	1,737
Reclassification for tax benefit on exercise of stock options	—	—	(8,999)	—	—	(8,999)
Share-based compensation expense	—	—	6,648	—	—	6,648
Common shares issued	738,799	74	20,039	—	—	20,113

At December 31, 2011 (Restated)	18,465,444	1,846	214,505	72,009	3,714	292,074

Net income	—	—	—	42,838	—	42,838
Unrealized gain on derivative instrument (net of taxes of $153)	—	—	—	—	263	263
Translation adjustment	—	—	—	—	768	768
Share-based compensation expense	—	—	6,303	—	—	6,303
Common shares issued	873,885	88	25,498	—	—	25,586

At December 31, 2012 (Restated)	19,339,329	1,934	246,306	114,847	4,745	367,832

Net loss	—	—	—	(25,515)	—	(25,515)
Unrealized loss on derivative instrument (net of tax benefit of $164)	—	—	—	—	(278)	(278)
Translation adjustment	—	—	—	—	(1,768)	(1,768)
Share-based compensation expense	—	—	6,267	—	—	6,267
Common shares issued	200,584	20	3,430	—	—	3,450
Retirement of repurchased common stock	(1,437,578)	(144)	(39,350)	—	—	(39,494)

At December 31, 2013	18,102,335	$1,810	$216,653	$89,332	$2,699	$310,494

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

(U.S. Dollars, in thousands)	2013	2012	2011
		(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(25,515)	$42,838	$(18,110)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,659	20,580	23,017
Amortization of debt costs	720	1,737	1,239
Provision for doubtful accounts	6,003	10,572	12,936
Deferred income taxes	(1,986)	(1,252)	(52)
Share-based compensation	6,267	6,303	6,648
Impairment of goodwill	19,193	—	—
Gain on sale of Breg, Inc., net of tax	—	(1,345)	—
Excess income tax benefit on employee stock-based awards	(82)	(1,020)	(1,737)
Income tax benefit (expense) on employee stock-based awards	795	2,910	—
Other	4,442	4,136	4,491
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	25,747	(18,438)	293
Inventories	(6,626)	(2,495)	(12,624)
Escrow receivable	—	41,537	(32,562)
Prepaid expenses and other current assets	6,791	(15,577)	2,829
Trade accounts payable	(2,280)	4,575	2,322
Charges related to U.S. Government resolutions	—	(83,178)	87,825
Other current liabilities	8,018	(5,729)	2,695
Other long-term assets	4,296	3,416	(17,307)
Other long-term liabilities	(1,561)	616	2,878

Net cash provided by operating activities	66,881	10,186	64,781
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(24,787)	(27,994)	(24,965)
Capital expenditures for intangible assets	(4,891)	(780)	(793)
Payment made in connection with acquisition	—	—	(5,250)
Net proceeds from sale of Breg, Inc.	—	153,773	—

Net cash (used in) provided by investing activities	(29,678)	124,999	(31,008)
Cash flows from financing activities:
Net proceeds from issuance of common shares	3,450	25,586	20,113
Payment of refinancing fees and debt issuance costs	—	—	(758)
Repayments of long-term debt	(16)	(188,695)	(7,500)
Repayment of bank borrowings, net	—	(1,297)	(2,561)
Changes in restricted cash	(2,375)	25,799	(24,178)
Purchase of common stock	(39,494)	—	—
Cash payment for purchase of minority interest in subsidiary	—	—	(517)
Excess income tax benefit on employee stock-based awards	82	1,020	1,737

Net cash used in financing activities	(38,353)	(137,587)	(13,664)
Effect of exchange rate changes on cash	581	250	(463)

Net (decrease) increase in cash and cash equivalents	(569)	(2,152)	19,646
Cash and cash equivalents at the beginning of the year	31,055	33,207	13,561

Cash and cash equivalents at the end of the year	$30,486	$31,055	$33,207

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,046	$4,569	$17,088

Income taxes	$8,773	$18,268	$26,227

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Notes to the Consolidated Financial Statements

Description of business

Orthofix International N.V. (the “Company”) is a diversified, global medical device company focused on developing and delivering innovative repair and regenerative technologies to the spine and orthopedic markets. The Company is comprised of four reportable segments: BioStim, Biologics, Extremity Fixation and Spine Fixation supported by Corporate activities.

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

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity. Transactional foreign currency gains and (losses), including those generated from intercompany operations, are included in other expense, net and were $0.7 million loss, $0.5 million loss and $1.6 million loss for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, the Company seeks to balance its non-U.S. dollar denominated income and expenditures. During 2013, 2012 and 2011, the Company made use of a foreign currency swap agreement to manage cash flow exposure generated from foreign currency fluctuations.

The Company generally does not require collateral on trade receivables.

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

Property, plant and equipment is stated at cost less accumulated depreciation. Costs include all expenditures necessary to place the asset in service, including freight and sales and use taxes. Plant and equipment also includes instrumentation held by customers and is generally used to facilitate the implantation of the Company’s products, the associated cost and accumulated depreciation as of December 31, 2013 was $54.9 million and ($33.7 million), respectively. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. The useful lives are as follows:

Years
Buildings	25 to 33
Plant equipment and instrumentation	2 to 10
Furniture and fixtures	4 to 8

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

(j)	Goodwill

The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company has identified four reporting units, which are consistent with the Company’s reporting segments: BioStim, Biologics, Extremity Fixation, and Spine Fixation.

In order to calculate the respective carrying values, the Company initially recorded goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit. Effective July 1, 2013, the Company re-aligned its reporting units and consequently reallocated the carrying value of goodwill from its previous reporting units to its new reporting units based on the relative fair value of each new reporting unit to total enterprise value at July 1, 2013.

As a result of the Company’s change in reportable segments, the Company allocated goodwill to each reportable segment, and subsequently evaluated each reportable segment for possible impairment of goodwill, as there were indicators of impairment when completing a qualitative analysis. The result of this analysis was a full impairment of the goodwill allocated to our Extremity Fixation and our Spine Fixation reportable units, totaling $19.2 million.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2013, did not result in any additional impairment charge.

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

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge (see Note 10). The components of and changes in accumulated other comprehensive income are as follows:

(U.S. Dollars in thousands)	Foreign Currency Translation Adjustments	Fair Value of Cross- Currency Swaps	Accumulated Other Comprehensive Income
Balance at December 31, 2011 (Restated)	$3,846	$(132)	$3,714
Unrealized gain on cross-currency swaps, net of taxes of $153	—	263	263
Foreign currency translation adjustment (1)	768	—	768

Balance at December 31, 2012 (Restated)	4,614	131	4,745
Unrealized loss on cross-currency swaps, net of tax benefit of $164	—	(278)	(278)
Foreign currency translation adjustment (1)	(1,768)	—	(1,768)

Balance at December 31, 2013	$2,846	$(147)	$2,699

(1)	As the cash generally remains permanently invested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

(m)	Revenue recognition and accounts receivable

Commercial revenue is related to the sale of the Company’s implant products, generally representing hospital customers. Revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

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

For distributor revenue, which is related primarily to implant products, the Company recognizes revenue either on a sell-in or sell-through basis depending on the specific circumstances of the distributor. In some cases the Company recognizes distributor revenue as title and risk of loss passes at either shipment from the Company’s facilities or receipt at the distributor’s facility, assuming all other revenue recognition criteria has been achieved (the “sell-in method”). Based on the results of the Independent Review, the Company determined in some cases the revenue recognition criteria for distributor sales were not satisfied at the time of shipment or receipt; specifically, the existence of extra-contractual terms or arrangements caused the Company not to meet the fixed or determinable criteria for revenue recognition in some cases, and in others collectability had not been established. In situations where we are unable to satisfy the requirements to recognize revenue on the sell-in method, we recognize revenue relating to distributor arrangements once the product is delivered to the end customer (the “sell-through method”). Because the Company does not have reliable information about when its distributors sell the product through to end customers, the Company uses cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases the Company is legally entitled to the accounts receivable at the time of shipment, the Company has not recognized accounts receivables or any corresponding deferred revenues associated with distributor transactions for which revenue is recognized on the sell-through method. Effective April 1, 2013, all distributor revenue is recognized on the sell-through basis.

For distributors on the sell-in method prior to April 1, 2013, cost of sales is recognized upon shipment. For sell-through distributors, whose revenue is recognized upon cash receipt, the Company considers whether to match the related cost of sales expense with revenue or to recognize expense upon shipment. In making this assessment, the Company considers the financially viability of its distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, the Company defers the costs of sales until the revenue is recognized.

Biologics revenue is primarily related to a collaborative arrangement with MTF. In 2008, the Company entered into a collaborative arrangement with MTF to develop and commercialize Trinity Evolution ®, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, the Company and MTF operated under the terms of a separate commercialization agreement. Under the terms of the 10-year agreement, MTF sourced the tissue, processed it to create the bone growth matrix, packaged and delivered it to the customer in accordance with orders received from the Company. The Company has exclusive global marketing rights for Trinity Evolution ® and receives marketing fees from MTF based on total sales. These marketing fees are recorded on a net basis within net sales and were $47.7 million, $46.5 million and $36.8 million in 2013, 2012 and 2011, respectively. On January 10, 2012, the Company announced that it had reached an agreement with MTF to both co-develop and commercialize a new technology for use in bone grafting applications and to expand MTF’s Trinity Evolution ® processing capacity. The amendment amends the term of the existing agreement until the later of (i) 15 years after the date that certain development milestones were achieved under the existing agreement (which occurred during 2010) or (ii) the date that certain licensing arrangements between the Company and NuVasive, Inc. expire. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis upon shipment of the product to the customer.

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

The Company will generally sell receivables from certain Italian hospitals each year. The estimated related fee for 2013 and 2012 was $0.8 million and $0.6 million, respectively, which is recorded as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

(o)	Share-based compensation

The fair value of service-based stock options are determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period net of estimated forfeitures.

The fair value of market-based stock options are determined at the date of the grant using the Monte Carlo valuation methodology. Such value is recognized as expense over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based options incorporates into the valuation the possibility that the market condition may not be satisfied.

The expected term of options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the historical volatility of the Company’s common stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. Management estimates expected volatility based on the historical volatility of the Company’s stock. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

(p)	Advertising costs

The Company expenses all advertising costs as incurred. Advertising expense included in sales and marketing expense for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.3 million and $0.5 million, respectively.

(q)	Research and development costs

Expenditures related to the collaborative arrangement with MTF are expensed based on the terms of the related agreement. Milestone payments made to MTF in 2013 and 2012 totaled $2.5 million and $3.0 million, respectively. There were no milestone payments made to MTF in 2011. Expenditures for other research and development are expensed as incurred.

(r)	Income taxes

The Company is subject to income taxes in both the U.S. and foreign jurisdictions, and uses estimates in determining the provision for income taxes. The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires that the Company project the current tax liability and estimate the deferred tax assets and liabilities, including net operating loss and tax credit carry forwards. In assessing the need for a valuation allowance, the Company has considered the recent operating results, future taxable income projections and all prudent and feasible tax planning strategies.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

The Company includes imputed interest and any applicable penalties related to tax issues as part of income tax expense in our consolidated financial statements.

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

(t)	Financial instruments and concentration of credit risk

Financial instruments that could subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Generally, the cash is held at large financial institutions and our cash equivalents consist of highly liquid money market funds. The Company performs ongoing credit evaluations of the customers, generally does not require collateral and maintain a reserve for potential credit losses. The Company believes that a concentration of credit risk related to the accounts receivable is limited because the customers are geographically dispersed and the end users are diversified across several industries.

Net sales to our customers and distributors based in Europe were approximately $52 million in 2013 which results in a substantial portion of our trade accounts receivable balance as of December 31, 2013. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

(u)	Recently issued accounting standards

In July 2013, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. The authoritative guidance concludes that, under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this guidance early, as permitted, for the fiscal year ended December 31, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information is required. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

2.	Restatement of the Consolidated Financial Statements

Background

In July 2013, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an independent review with the assistance of outside professionals into whether the Company had properly recognized revenue under U.S. generally accepted accounting principles (“GAAP”) in connection with certain revenue that had been recorded in 2012 and 2011 (the “Independent Review”). In conjunction with the Independent Review, the Company concluded that errors existed in the Company’s previously issued financial statements for the fiscal years ended December 31, 2012 and 2011, the interim quarterly period ended March 31, 2013, and certain other prior periods.

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

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in the Amendments and in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

The correction of these errors had the following impact: decreased net sales by $14.7 million and $28.2 million for the years ended December 31, 2012 and 2011, respectively; and decreased net income from continuing operations by $8.9 million and $14.5 million for the years ended December 31, 2012 and 2011, respectively. The following include descriptions of the significant adjustments to the Company’s financial position and results of operations from the previously reported consolidated financial statements.

Distributor Revenue Recognition

The Company has determined that it previously recognized revenue with respect to certain distributor relationships before all revenue recognition criteria were met. Specifically, the Company has determined that a fixed or determinable sales price did not exist, and/or collection was not reasonably assured, with respect to certain transactions where revenue had previously been recognized at the time of shipment. Specifically, the Company’s review revealed arrangements, or extra-contractual terms, with certain of the Company’s distributors regarding extended payment terms, return or exchange rights, and contingent payment obligations for sales to such distributors with respect to certain transactions. There were also concessions being made subsequent to the shipment of inventory to the distributors and the related revenue recognition. Based on the results of this review, it was determined that these arrangements were not appropriately evaluated under the appropriate revenue recognition criteria applicable under GAAP. Distributor sales represented approximately 11 – 13% of the Company’s net sales (prior to the restatement) of approximately $462 million and $470 million for the years ended December 31, 2012 and 2011, respectively.

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

These adjustments resulted in a decrease to inventory (due to an increase in reserves) as of December 31, 2012, by $14.8 million.

Royalties

The Company also reviewed the accounting for royalties and determined there were royalties classified as sales and marketing expense; however, such royalties were based on sales of products and were paid to doctors who consulted on development of those products. Given these amounts are attributable to the cost of producing the Company’s products, the Company determined they are correctly classified as cost of goods sold.

Other Adjustments

In addition to the adjustments recorded to address the Company’s errors in accounting for distributor revenue recognition, inventory reserves, and royalties, the Company has identified other errors that are generally not material, individually or in the aggregate, but have been recorded in connection with the restatement.

Included in Other Adjustments are adjustments to reclassify interest expense from continuing operations to discontinued operations of $3.9 million for the year ended December 31, 2011. The reclassification was necessary as the Company used a portion of the proceeds from the sale of Breg, Inc. to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility.

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

	Year Ended December 31, 2012
		Adjustments by Category
(U.S. Dollars, in thousands)	Previously Reported	Distributor Revenue	Inventory Reserves	Royalties	Other	Total Adjustments	Restated
Net sales	$462,320	$(14,777)	$—	$—	$38	$(14,739)	$447,581
Cost of sales	86,492	(2,032)	5,647	8,190	(44)	11,761	98,253

Gross profit	375,828	(12,745)	(5,647)	(8,190)	82	(26,500)	349,328
Operating expenses
Sales and marketing	200,343	(6,629)	—	(8,190)	1,607	(13,212)	187,131
General and administrative	53,827	(2)	—	—	(434)	(436)	53,391
Research and development	28,577	—	—	—	—	—	28,577
Amortization of intangible assets	2,098	—	—	—	200	200	2,298
Charges related to U.S. Government resolutions	1,973	—	—	—	(678)	(678)	1,295

	286,818	(6,631)	—	(8,190)	695	(14,126)	272,692

Operating income	89,010	(6,114)	(5,647)	—	(613)	(12,374)	76,636
Other income and (expense)	(6,282)	—	—	—	(166)	(166)	(6,448)

Income before income taxes	82,728	(6,114)	(5,647)	—	(779)	(12,540)	70,188
Income tax expense	(28,792)	1,782	1,645	—	227	3,654	(25,138)

Net income from continuing operations	$53,936	$(4,332)	$(4,002)	$—	$(552)	$(8,886)	$45,050

	Year Ended December 31, 2011
		Adjustments by Category
(U.S. Dollars, in thousands)	Previously Reported	Distributor Revenue	Inventory Reserves	Royalties	Other	Total Adjustments	Restated
Net sales	$470,121	$(29,135)	$—	$—	$985	$(28,150)	$441,971
Cost of sales	92,619	(8,289)	3,377	7,713	107	2,908	95,527

Gross profit	377,502	(20,846)	(3,377)	(7,713)	878	(31,058)	346,444
Operating expenses
Sales and marketing	200,145	(1,216)	—	(7,713)	2,295	(6,634)	193,511
General and administrative	64,374	—	—	—	107	107	64,481
Research and development	22,861	—	—	—	—	—	22,861
Amortization of intangible assets	2,350	—	—	—	200	200	2,550
Charges related to U.S. Government resolutions	56,463	—	—	—	678	678	57,141

	346,193	(1,216)	—	(7,713)	3,280	(5,649)	340,544

Operating income	31,309	(19,630)	(3,377)	—	(2,402)	(25,409)	5,900
Other income and (expense)	(11,868)	—	—	—	3,915	3,915	(7,953)

Income (loss) before income taxes	19,441	(19,630)	(3,377)	—	1,513	(21,494)	(2,053)
Income tax expense	(21,181)	6,408	1,102	—	(494)	7,016	(14,165)

Net loss from continuing operations	$(1,740)	$(13,222)	$(2,275)	$—	$1,019	$(14,478)	$(16,218)

The effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2012 are as follows:

	As of December 31, 2012
(U.S. Dollars, in thousands except share and per share data)	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$31,055	$—	$31,055
Restricted cash	21,314	—	21,314
Trade accounts receivable, less allowances of $13,543	150,316	(43,004)	107,312
Inventories	88,744	(5,371)	83,373
Deferred income taxes	16,959	16,491	33,450
Prepaid expenses and other current assets	32,056	2,023	34,079

Total current assets	340,444	(29,861)	310,583
Property, plant and equipment, net	51,362	2,473	53,835
Patents and other intangible assets, net	6,880	410	7,290
Goodwill	74,388	—	74,388
Deferred income taxes	19,904	(1,023)	18,881
Other long-term assets	11,303	(3,383)	7,920

Total assets	$504,281	$(31,384)	$472,897

Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$16	$—	$16
Trade accounts payable	21,812	763	22,575
Other current liabilities	46,969	(7,375)	39,594

Total current liabilities	68,797	(6,612)	62,185
Long-term debt	20,000	—	20,000
Deferred income taxes	11,456	—	11,456
Other long-term liabilities	4,930	6,494	11,424

Total liabilities	105,183	(118)	105,065
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,339,329 issued and outstanding	1,934	—	1,934
Additional paid-in capital	246,111	195	246,306
Retained earnings	148,549	(33,702)	114,847
Accumulated other comprehensive income	2,504	2,241	4,745

Total shareholders’ equity	399,098	(31,266)	367,832

Total liabilities and shareholders’ equity	$504,281	$(31,384)	$472,897

The effects of the restatements on the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2012 are as follows:

	Year Ended December 31, 2012
(U.S. Dollars, in thousands, except share and per share data)	Previously Reported	Adjustments	Restated
Product sales	$415,850	(14,811)	$401,039
Marketing service fees	46,470	72	46,542

Net sales	462,320	(14,739)	447,581
Cost of sales	86,492	11,761	98,253

Gross profit	375,828	(26,500)	349,328
Operating expenses
Sales and marketing	200,343	(13,212)	187,131
General and administrative	53,827	(436)	53,391
Research and development	28,577	—	28,577
Amortization of intangible assets	2,098	200	2,298
Charges related to U.S. Government resolutions (Note 17)	1,973	(678)	1,295

	286,818	(14,126)	272,692

Operating income	89,010	(12,374)	76,636
Other income and (expense)
Interest expense, net	(4,577)	(166)	(4,743)
Other expense	(1,705)	—	(1,705)

	(6,282)	(166)	(6,448)

Income before income taxes	82,728	(12,540)	70,188
Income tax expense	(28,792)	3,654	(25,138)

Net income from continuing operations	53,936	(8,886)	45,050

Discontinued operations (Note 16)
Gain on sale of Breg, Inc.,	1,345	—	1,345
Loss from discontinued operations	(4,012)	1,018	(2,994)
Income tax benefit (expense)	26	(589)	(563)

Net loss from discontinued operations	(2,641)	429	(2,212)

Net income	$51,295	(8,457)	$42,838

Net income (loss) per common share—basic:
Net income from continuing operations	$2.84	(0.47)	$2.37
Net loss from discontinued operations	(0.14)	0.02	(0.12)

Net income per common share—basic	$2.70	(0.45)	$2.25

Net income (loss) per common share—diluted:
Net income from continuing operations	$2.78	(0.46)	$2.32
Net loss from discontinued operations	(0.14)	0.03	(0.11)

Net income per common share—diluted:	$2.64	(0.43)	$2.21

Weighted average number of common shares:
Basic	18,977,263	—	18,977,263
Diluted	19,390,413	—	19,390,413
Other comprehensive income, before tax:
Translation adjustment	$480	288	$768
Unrealized gain on derivative instrument	416	—	416

Other comprehensive income, before tax	896	288	1,184
Income tax expense related to components of other comprehensive income	(153)	—	(153)

Other comprehensive income, net of tax	743	288	1,031

Comprehensive income	$52,038	(8,169)	$43,869

The effects of the restatements on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2011 are as follows:

	Year Ended December 31, 2011
(U.S. Dollars, in thousands, except share and per share data)	Previously Reported	Adjustments	Restated
Product sales	$432,975	(27,828)	$405,147
Marketing service fees	37,146	(322)	36,824

Net sales	470,121	(28,150)	441,971
Cost of sales	92,619	2,908	95,527

Gross profit	377,502	(31,058)	346,444
Operating expenses
Sales and marketing	200,145	(6,634)	193,511
General and administrative	64,374	107	64,481
Research and development	22,861	—	22,861
Amortization of intangible assets	2,350	200	2,550
Charges related to U.S. Government resolutions (Note 17)	56,463	678	57,141

	346,193	(5,649)	340,544

Operating income	31,309	(25,409)	5,900
Other income and (expense)
Interest expense, net	(9,456)	3,915	(5,541)
Other expense	(2,412)	—	(2,412)

	(11,868)	3,915	(7,953)

Income (loss) before income taxes	19,441	(21,494)	(2,053)
Income tax expense	(21,181)	7,016	(14,165)

Net loss from continuing operations	(1,740)	(14,478)	(16,218)

Discontinued operations (Note 16)
Gain on sale of Breg, Inc.	—	—	—
Income (loss) from discontinued operations	1,263	(3,968)	(2,705)
Income tax (expense) benefit	(596)	1,409	813

Net income (loss) from discontinued operations	667	(2,559)	(1,892)

Net loss	$(1,073)	(17,037)	$(18,110)

Net income (loss) per common share—basic:
Net loss from continuing operations	$(0.10)	(0.79)	$(0.89)
Net income (loss) from discontinued operations	0.04	(0.14)	(0.10)

Net loss per common share—basic	$(0.06)	(0.93)	$(0.99)

Net income (loss) per common share—diluted:
Net loss from continuing operations	$(0.10)	(0.79)	$(0.89)
Net income (loss) from discontinued operations	0.04	(0.14)	(0.10)

Net loss per common share—diluted:	$(0.06)	(0.93)	$(0.99)

Weighted average number of common shares:
Basic	18,219,343	—	18,219,343
Diluted	18,219,343	—	18,219,343
Other comprehensive loss, before tax:
Translation adjustment	$(3,192)	913	$(2,279)
Unrealized loss on derivative instrument	(693)	—	(693)

Other comprehensive loss, before tax	(3,885)	913	(2,972)
Income tax benefit related to components of other comprehensive income	256	—	256

Other comprehensive loss, net of tax	(3,629)	913	(2,716)

Comprehensive loss	$(4,702)	(16,124)	$(20,826)

3.	Inventories

	December 31,
(U.S. Dollars in thousands)	2013	2012
		(Restated)
Raw materials	$6,499	$7,623
Work-in-process	6,606	7,886
Finished products	31,342	28,308
Field inventory	34,932	22,629
Consignment inventory	3,916	6,155
Deferred cost of sales	7,282	10,772

	$90,577	$83,373

Field inventory represents immediately saleable finished products that are in the possession of the Company’s direct sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals. Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, revenue previously recorded as deferred and associated cost of sales are recognized.

4.	Property, plant and equipment

	December 31,
(U.S. Dollars in thousands)	2013	2012
		(Restated)
Cost
Buildings	$4,075	$3,911
Plant, equipment and instrumentation	131,572	120,982
Furniture and fixtures	5,872	5,567

	141,519	130,460
Accumulated depreciation	(86,913)	(76,625)

	$54,606	$53,835

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $20.0 million, $15.8 million and $14.3 million, respectively.

5.	Patents and other intangible assets

	December 31,
(U.S. Dollars in thousands)	2013	2012
		(Restated)
Cost
Patents	$42,568	$38,905
Trademarks—definite lived	620	657

	43,188	39,562
Accumulated amortization
Patents	(33,688)	(31,845)
Trademarks—definite lived	(454)	(427)

	(34,142)	(32,272)

Patents and other intangible assets, net	$9,046	$7,290

Amortization expense for intangible assets is estimated to be approximately $2.1 million, $1.8 million, $1.7 million, $1.4 million, $0.5 million and $1.5 million for the periods ending December 31, 2014, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

6.	Goodwill

The following table presents the changes in the net carrying value of goodwill by reportable segment as well as the reallocation as of July 1, 2013 in conjunction with our change in reportable segments. (See Note 1 “Summary of significant accounting policies”):

(U.S. Dollars in thousands)	Spine	Orthopedics	BioStim	Biologics	Extremity Fixation	Spine Fixation	Total
At December 31, 2011	$41,419	$31,675	$—	$—	$—	$—	$73,094
Foreign currency	145	1,149	—	—	—	—	1,294

At December 31, 2012	41,564	32,824	—	—	—	—	74,388
Foreign currency	(163)	(1,467)	—	—	—	—	(1,630)

At June 30, 2013	41,401	31,357	—	—	—	—	72,758

Reallocation at July 1, 2013	(41,401)	(31,357)	42,678	10,887	9,825	9,368	—
Impairment	—	—	—	—	(9,825)	(9,368)	(19,193)

At December 31, 2013	$—	$—	$42,678	$10,887	$—	$—	$53,565

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

As a result of the Company’s change in reportable segments, the Company re-allocated goodwill to each reporting unit. We estimated the fair value of each reporting unit using a weighting of fair values derived from an income approach, a cost approach, and a market approach (all Level 3 fair value measurements). Under the income approach, we calculated the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted average cost of capital adjusted for the risks associated with the reporting unit and the projected cash flows. The cost approach involves methods of determining a Company’s value by analyzing the market value of a Company’s assets. The market approach estimates fair value based on market multiples of revenue and earnings of comparable publicly traded companies that have similar operating and investment characteristics as our reporting units.

Upon estimating the fair value of the reporting units, we determined it was less than its carrying value for two of our reporting units, Extremity Fixation and Spine Fixation. As a result, we performed step two of the impairment analysis and allocated the fair value of these reporting units to the estimated fair values of each of the assets and liabilities of the reporting units (including identifiable intangible assets) with the excess fair value being the implied goodwill. Estimating the fair value of certain assets and liabilities requires significant judgment about future cash flows. The implied fair value of the reporting unit’s goodwill was less than its carrying value, which we recorded as a full impairment loss of goodwill for our Spine Fixation and Extremity Fixation reporting units, totaling $19.2 million, during the third quarter of 2013. The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2013, did not result in any additional impairment charge.

7.	Bank borrowings

Borrowings under the line of credit consist of borrowings in Euros used to fund international operations. The borrowings under such facility were zero and $.01 million at December 31, 2013 and 2012, respectively. The weighted average interest rate on borrowings under lines of credit as of December 31, 2013 and 2012 was 3.70%.

The Company had an unused available line of credit of €5.8 million ($8.0 million) and €5.8 million ($7.6 million) at December 31, 2013 and 2012, respectively, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

8.	Other current liabilities

	December 31,
(U.S. Dollars in thousands)	2013	2012
		(Restated)
Accrued expenses	$16,016	$9,089
Salaries, bonuses, commissions and related taxes payable	16,598	17,915
Accrued legal expenses	10,292	8,496
Other payables	3,240	4,094

	$46,146	$39,594

9.	Long-term debt

On August 30, 2010, the Company’s wholly owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain domestic direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto.

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

In May 2012, the Company used a portion of the proceeds from the sale of Breg, Inc. (“Breg”) (see Note 16) to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. As a result of the sale of Breg, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. Additionally, the Company paid $20 million in June and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility. As a result, at December 31, 2012, the Term Loan Facility had been repaid in full and there was $20 million outstanding under the Revolving Credit Facility both at December 31, 2013 and 2012. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of December 31, 2013 and 2012, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. The effective interest rate on the Credit Facilities as of December 31, 2013 and 2012 was 2.7%.

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

On August 14, 2013, the Company and certain required lender parties to the Credit Agreement entered into a Limited Waiver (the “Limited Waiver”). Under the Limited Waiver, the lenders under the Credit Agreement (the “Lenders”) collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ending on June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. In addition, the Limited Waiver provided that the restatement of the Company’s financial statements for any period ending on or before March 31, 2013 will not constitute a default or event or default provided that within one business day after the public release or filing of such restated financial statements, the Company delivers corrected financial statements and compliance certificates with respect to such restated periods and immediately pay any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements. The Company was in compliance with the affirmative and negative covenants at December 31, 2013 and there were no events of default.

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

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2013 and 2012 is $192.0 million and $213.4 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of December 31, 2013 and 2012 was $23.8 million and $21.3 million, respectively.

In conjunction with obtaining the Credit Facilities and the Credit Agreement, as amended, the Company incurred debt issuance costs of $5 million which includes $0.8 million of costs related to the May 2011 amendment. These costs are being amortized using the effective interest method over the life of the Credit Facilities. In conjunction with the Term Loan Facility repayment in May 2012, the Company wrote off $0.8 million of the related debt issuance costs. As of December 31, 2013 and 2012, debt issuance costs, net of accumulated amortization, related to the Credit Agreement were $1.1 million and $1.8 million, respectively.

10.	Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss).

(U.S. Dollars in thousands)	Fair value: favorable (unfavorable)	Balance sheet location
As of December 31, 2013
Cross-currency swap	$(1,036)	Other long-term liabilities

As of December 31, 2012
Cross-currency swap	$305	Other long-term assets

	For the year ended December 31,
(U.S. Dollars in thousands)	2013	2012	2011
Cross-currency swap gain (loss) recorded in other comprehensive income (loss), net of taxes	$(278)	$263	$(437)

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

As of December 31, 2013, the Company’s financial instruments included cash equivalents, restricted cash, accounts receivable, short-term bank borrowings, accounts payable, long-term secured debt, and a cross-currency derivative contract. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds. The carrying value of restricted cash, accounts receivable, short-term bank borrowings and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.

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

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars in thousands)	Balance December 31, 2013	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$3,361	$3,361	$—	$—

Total	$3,361	$3,361	$—	$—

Liabilities
Deferred compensation plan	$(2,506)	$(2,506)	$—	$—
Cash Flow Hedges
Cross-currency hedge	(1,036)	—	(1,036)	—

Total	$(3,542)	$(2,506)	$(1,036)	$—

(U.S. Dollars in thousands)	Balance December 31, 2012	Level 1	Level 2	Level 3
Assets
Deferred compensation plan	$3,305	$3,305	$—	$—
Cash flow hedges
Cross-currency hedge	305	—	305	—

Total	$3,610	$3,305	$305	$—

Liabilities
Deferred compensation plan	$(2,320)	$(2,320)	$—	$—
Cash flow hedges
Cross-currency hedge	—	—	—	—

Total	$(2,320)	$(2,320)	$—	$—

12.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment. These leases are non-cancellable and typically do not contain renewal options. Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis. Rent expense under the Company’s operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $3.4 million, $4.1 million and $4.8 million, respectively. Future minimum lease payments under operating leases, net of amounts to be received under sub-leases, as of December 31, 2013 are as follows:

(U.S. Dollars in thousands)
2014	$4,342
2015	4,107
2016	3,713
2017	2,974
2018	2,846
Thereafter	3,049

Total	$21,031

13.	Business segment information

On July 1, 2013, we began certain organizational and executive leadership changes to align with how our Chief Operating Decision Maker (the “CODM”) reviews performance and makes decisions in managing the Company. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which our CODM reviews financial information and makes resource allocation decisions among business units. The primary metric used by the Chief Operating Decision Maker in managing the Company is contribution margin, which is defined as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, our segment information has been prepared based on our four SBUs reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for a portfolio of market leading devices for enhancing bone fusion that utilize Orthofix’s patented pulsed electromagnetic (PEMF) technology. These Food and Drug Administration-approved Class 3 medical devices are indicated as an adjunctive treatment to enhance fusion success in cervical and lumbar spine fusion as well as a therapeutic treatment for non-healing fractures outside of the spine (non-unions). The PEMF technology is supported by a strong clinical background on mechanism of action in the scientific literature and current research and clinical studies are underway to identify potential new clinical indications.

Biologics

The Biologics SBU provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics distributes its tissues through a network of distributors, sales, representatives and affiliates to market to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with MTF allows us to exclusively market our Trinity Evolution® and Trinity Elite® tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction. Extremity Fixation distributes its products through a network of distributors, sales representatives, and affiliates. This SBU uses both distributors and direct sales representatives to sell orthopedics products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributors and direct sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

External Net Sales by SBU:

The table below presents external net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees.

	External Net Sales by SBU Year ended December 31,
(U.S. Dollars in thousands)	2013		2012		2011
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
			(Restated)	(Restated)	(Restated)	(Restated)
BioStim	$147,910	37%	$181,959	41%	$188,136	43%
Biologics	53,769	13%	53,730	12%	42,919	10%
Extremity Fixation	103,385	26%	112,009	25%	119,521	27%
Spine Fixation	95,470	24%	99,883	22%	91,395	20%

Total Net Sales	$400,534	100%	$447,581	100%	$441,971	100%

The table below presents net margin, defined as gross profit less sales and marketing expenses from continuing operations by SBU reporting segment:

Net Margin by SBU (U.S. Dollars in thousands)	Year Ended December 31,
	2013	2012	2011
		(Restated)	(Restated)
Net Margin
BioStim	$64,930	$86,654	$93,056
Biologics	24,532	23,559	18,979
Extremity Fixation	26,389	34,337	29,530
Spine Fixation	7,245	19,142	13,068
Corporate	(1,443)	(1,495)	(1,700)

Total net margin	$121,653	$162,197	$152,933
General & administrative	65,147	53,391	64,481
Research and development	26,768	28,577	22,861
Amortization of intangible assets	2,687	2,298	2,550
Costs related to the accounting review and restatement	12,945	—	—
Impairment of goodwill	19,193	—	—
Charges related to U.S. Government resolutions	—	1,295	57,141

Operating (loss) income	$(5,087)	$76,636	$5,900

The following table presents depreciation and amortization for continuing operations by SBU reporting segment:

	Depreciation and amortization by SBU Year Ended December 31,
(U.S. Dollars in thousands)	2013	2012	2011
		(Restated)	(Restated)
BioStim	$1,946	$1,584	$2,033
Biologics	628	543	415
Extremity Fixation	7,195	5,196	5,148
Spine Fixation	12,794	10,752	9,211
Corporate	96	70	53

Total	$22,659	$18,145	$16,860

Geographical information

The following geographic data includes net sales by geographic destination:

(U.S. Dollars in thousands)	2013	2012	2011
		(Restated)	(Restated)
U.S.	$295,857	$334,624	$328,585
International:
U.K.	10,002	8,431	8,206
Italy	16,755	18,742	17,447
Brazil	26,786	31,166	34,424
Other	51,134	54,618	53,309

Total international	104,677	112,957	113,386

Total net sales	$400,534	$447,581	$441,971

Analysis of property, plant and equipment by geographic area:

(U.S. Dollars in thousands)	2013	2012
		(Restated)
U.S.	$39,858	$39,554
Italy	7,813	7,617
U.K.	1,871	1,402
Brazil	3,210	3,421
Others	1,854	1,841

Total	$54,606	$53,835

14.	Income taxes

The provision for (benefit from) income taxes on continuing operations in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
(US$ in thousands)	2013	2012	2011
		(Restated)	(Restated)
U.S.
Current	$2,914	$17,897	$25,148
Deferred	5,716	1,788	(12,657)

Total U.S	8,630	19,685	12,491
Non-U.S.
Current	2,355	4,609	2,735
Deferred	(869)	844	(1,061)

	1,486	5,453	1,674

Total tax expense	$10,116	$25,138	$14,165

The tax effects of the significant temporary differences, which comprise the deferred tax assets and liabilities and assets, are as follows:

(US$ in thousands)	2013	2012
		(Restated)
Intangible assets and goodwill	$4,978	$5,346
Inventories and related reserves	14,678	14,020
Deferred revenue and cost of sales	9,669	11,682
Other accruals and reserves	3,200	3,868
Accrued compensation	3,880	3,817
Allowance for doubtful accounts	4,429	3,718
Accrued interest	17,775	18,229
Net operating loss carryforwards	34,215	27,231
Other, net	621	539

	93,445	88,450
Valuation allowance	(31,472)	(26,361)

Deferred tax asset	$61,973	$62,089

Withholding taxes	(13,132)	(11,456)
Property, plant and equipment	(9,690)	(9,758)

Deferred tax liability	(22,822)	(21,214)

Net deferred tax assets	$39,151	$40,875

The valuation allowance as of December 31, 2013 and 2012 was $31.5 million and $26.4 million, respectively. The net increase in the valuation allowance of $5.1 million during the year principally relates to certain current period foreign losses not benefitted and certain state net operating losses and tax credits. The valuation allowance is attributable to net operating loss carryforwards and certain temporary differences in certain foreign jurisdictions, the benefit for which is dependent upon the generation of future taxable income in those foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences, net of the existing valuation allowances at December 31, 2013.

The Company has state net operating loss carryforwards of approximately $22.8 million, a portion of which began to expire in 2013. The Company has net operating losses of foreign taxing jurisdictions of approximately $121.7 million. The majority of the foreign losses relates to the Company’s Netherlands operations, a portion of which began to expire in 2013. The Company has provided a valuation allowance against a significant portion of these state and foreign net operating loss carryforwards since it does not believe that this deferred tax asset can be realized prior to expiration.

The rate reconciliation for continuing operations presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate. Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(U.S. Dollars in thousands, except percentages)	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
			(Restated)	(Restated)	(Restated)	(Restated)
Statutory U.S. federal income tax rate	$(1,677)	35.0%	$24,565	35.0%	$(719)	35.0%
State taxes, net	2,744	(57.3)	1,708	2.4	1,896	(92.4)
Foreign rate differential	(626)	13.1	(3,115)	(4.4)	1,585	(77.2)
Valuation allowance—foreign losses	3,913	(81.7)	6,183	8.8	4,882	(237.8)
SRL intangible	(2,288)	47.8	(2,214)	(3.2)	(2,421)	117.9
Goodwill impairment	6,452	(134.7)	—	—	—	—
Domestic manufacturing deduction	(233)	4.9	(1,694)	(2.4)	(1,703)	82.9
Withholding taxes	1,679	(35.0)	1,679	2.4	1,676	(81.6)
Settlement of U.S. Government resolutions	—	—	(1,260)	(1.8)	9,520	(463.7)
Other items, net	152	(3.2)	(714)	(1.0)	(551)	26.9

Income tax expense/effective rate	$10,116	(211.1)%	$25,138	35.8%	$14,165	(690.0)%

The income tax expense and effective tax rate for the year ended 2013 reflects a disproportionate ratio to the $25.1 million of income tax expense and effective tax rate of 35.8% for the year ended 2012. The principal factors affecting the Company’s effective tax rate was the company’s mix of earnings amongst various tax jurisdictions, state taxes, and the impairment of $19.2 million in non-deductable goodwill. For the years ended 2012 and 2011, the Company did not record tax benefit on certain expenses associated with the Company’s estimate of the charges related to U.S. Government resolutions.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was enacted. The Act provides tax relief for businesses by reinstating certain tax benefits and credits retroactively to January 1, 2012. There are several provisions of the Act that impact the Company, most notably the extension of the Research and

Development credit. Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the Company recognized a tax benefit of $0.3 million in its provision for income taxes in the first quarter of 2013.

The Company’s unrecognized tax benefit was $0.7 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million and $0.8 million accrued for payment of interest and penalties as of December 31, 2013 and 2012, respectively.

The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of December 31, 2013, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2013 and December 31, 2012 follows:

(US$ in thousands)	2013	2012
		(Restated)
Balance as of January 1,	$1,189	$610
Additions for current year tax positions	183	793
Decreases for prior year tax positions	(12)	(106)
Settlements of prior year tax positions	(560)	—
Expiration of statutes	(77)	(108)

Balance as of December 31,	$723	$1,189

The Company files a consolidated income tax return in the U.S. federal jurisdiction, the U.K., Italy and numerous consolidated and separate income tax returns in many state and other foreign jurisdictions. The statute of limitations with respect to federal tax authorities is closed for years prior to December 31, 2010. The statute of limitations for the various state tax filings is closed in most instances for the years prior to December 31, 2009. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to December 31, 2008.

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As an entity incorporated in Curaçao, “foreign subsidiaries” refer to both U.S. and non-U.S. subsidiaries. Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $292.0 million at December 31, 2012 to $345.2 million at December 31, 2013. The $345.2 million at December 31, 2013 includes $354.8 million in U.S subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated. The Company does not anticipate any impact on income tax liabilities since earnings are permanently reinvested for both U.S and non-U.S. subsidiaries.

Total cash and cash equivalents at December 31, 2013 were $54.2 million, of which $23.7 million is restricted under the senior secured credit agreement for use in the U.S. and is therefore classified as restricted cash on the balance sheet. The Company’s U.S. business generates sufficient cash flow and has borrowing capacity in the United States to fund its U.S. operations. Cash and cash equivalents of $30.5 million at December 31, 2013 was held by non-U.S. subsidiaries and is permanently reinvested for use in non-U.S. operations.

15.	Related parties

In 2011, we sold $0.5 million in products to OrthoPro, Inc. and Superior Medical Equipment, who were independent distributors for Breg, Inc., and were owned by the son of a former board member.

16.	Sale of Breg and Disposition of Sports Medicine SBU

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

The portion of indemnification related to post closing claims related to post-closing sales of cold therapy has created a guarantee under ASC 460—Guarantees and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the Closing Date of the transaction. The Company amortizes the fair value of the noncontingent liability ratably over the period of indemnification which is three years. The Company’s obligations under this guarantee were approximately $0.9 million and $1.6 million as of December 31, 2013 and December 31, 2012, respectively.

Gain on Sale of Discontinued Operations

The following table presents the value of the asset disposition, proceeds received, net of various working capital adjustments and indebtedness and net gain on sale of Breg as shown in the condensed consolidated statement of operations for the year ended December 31, 2012.

(U.S. Dollars in thousands)	Total
Cash proceeds	$157,500
Less:
Working Capital	(7,093)
Transaction related expenses	(4,276)
Fair value of indemnification	(2,000)
Tangible assets	(8,309)
Intangible assets	(28,164)
Goodwill	(106,200)

Gain on sale of Breg	1,458
Income tax expense	(113)

Gain on sale of Breg, net of taxes	$1,345

The Sports Medicine SBU contributed $44 million and $108.9 million of net sales in the years ended December 31, 2012 and 2011, respectively. The Sports Medicine SBU had $2.9 million of operating losses and $1.2 million of operating income in the years ended December 31, 2012 and 2011, respectively. The financial information above includes the financial results of Breg operations up to the date of sale.

The Company’s consolidated financial statements and related footnote disclosures reflect the Sports Medicine SBU as discontinued operations. Income (loss) associated with the Sports Medicine SBU, net of applicable income taxes is shown as income (loss) from discontinued operations for all periods presented.

17.	Contingencies

The Company is party to outstanding legal proceedings, investigations and claims as described below. The Company believes that it is unlikely that the outcome of each of these matters, including the matters discussed below, will have a material adverse effect on it and its subsidiaries as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on the Company’s net earnings (if any) in any particular quarter. However, the Company cannot predict with any certainty the final outcome of any legal proceedings, investigations (including any settlement discussions with the government seeking to resolve such investigations) or claims made against it as described in the paragraphs below, and there can be no assurance that the ultimate resolution of any such matter will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

The Company records accruals for certain outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

The assessments of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that the Company considers in this assessment are the nature of existing legal proceedings, investigations and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the involvement of the U.S. Government and its agencies in such proceedings, the Company’s experience in similar matters and the experience of other companies, the facts available to the Company at the time of assessment, and how the Company intends to respond, or has responded, to the proceeding, investigation or claim. The Company’s assessment of these factors may change over time as individual proceedings, investigations or claims progress. For matters where the Company is not currently able to reasonably estimate the range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, or an investigation has not manifested itself in a filed civil or criminal complaint, (ii) the matters are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the government or other parties in matters that may be expected ultimately to be resolved through negotiation and settlement have not reached the point where the Company believes a reasonable estimate of loss, or range of loss, can be made. In such instances, the Company believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any.

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

Matters Related to the Audit Committee’s Review and the Restatement of Certain of the Company’s Consolidated Financial Statements

Audit Committee Review

In July 2013, the Audit Committee began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the decision to restate certain of the Company’s previously filed consolidated financial statements. As a result of this review and the restatement of certain of the Company’s previously filed consolidated financial statements, the filing of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, were not timely. The Company filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 on March 24, 2014, and filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 on March 25, 2014. The Company also has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 on the date hereof.

SEC Enforcement Staff Review

In connection with the initiation of the Audit Committee’s independent review, the Company initiated contact with the staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC Enforcement Staff”) in July 2013 to advise them of these matters. The Audit Committee, through its counsel, has been in direct communication with the SEC Enforcement Staff regarding these matters, and both the Company and the Audit Committee are cooperating fully with the SEC Enforcement Staff’s review of these matters. The Company has received requests from the SEC Enforcement Staff for documents and other information concerning various accounting practices, internal controls and business practices. Such requests cover the years ended December 31, 2011 and 2012, and in some instances, prior periods. It is anticipated that the Company may receive additional requests from the SEC Enforcement Staff in the future. The Company has further provided notice concerning these matters to the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) pursuant to the Company’s corporate integrity agreement with HHS-OIG (which agreement is described below in this Note 17).

The Company cannot predict if, when or how this matter will be resolved or what, if any, actions it may be required to take as part of any resolution of these matters. Any action by the SEC, HHS-OIG or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current and former officers, directors and employees. The matter is at an early stage and, at this time, the Company cannot reasonably estimate the possible loss, or range of loss, in connection with it.

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

Matters Related to Promeca

On July 10, 2012, the Company entered into definitive agreements with the DOJ and the SEC agreeing to settle its self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (the “FCPA”). Under the terms of these agreements, the Company voluntarily disgorged profits to the United States government in an amount of $5.2 million, inclusive of pre-judgment interest, and agreed to pay a fine of $2.2 million. The Company paid $2.2 million in July 2012 and $5.2 million in September 2012. As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ and a consent to final judgment (the “Consent”) with the SEC.

The DOJ has agreed not to pursue any criminal charges against the Company in connection with this matter if the Company complied with the terms of the DPA. The DPA takes note of the Company’s self-reporting of this matter to DOJ and the SEC, and of remedial measures, including the implementation of an enhanced compliance program, previously undertaken by the Company. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters the Company shall continue to cooperate fully with the government in any future matters related to corrupt payments, false books and records or inadequate internal controls. In that regard, the Company has represented that it has implemented and will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws. The Company will periodically report to the government during the term of the DPA regarding such remediation and implementation of compliance measures. As part of the settlement, the Company also agreed pursuant to the Consent to certain reporting obligations to the SEC regarding the status of the Company’s remediation and implementation of compliance measures. In the event that the Company fails to comply with these obligations, it could be subject to criminal prosecution by the DOJ for the FCPA-related matters we self-reported.

Review of Potential Improper Payments Involving Brazil Subsidiary

In August 2013, the Company’s internal legal department was notified of certain allegations involving potential improper payments with respect to its Brazilian subsidiary, Orthofix do Brasil. The Company engaged outside counsel to assist in the review of these matters, focusing on compliance with applicable anti-bribery laws, including the FCPA. This review remains ongoing. The FCPA and related provisions of law provide for potential criminal and civil sanctions in connection with anti-bribery violations, including criminal fines, civil penalties, disgorgement of past profits and other kinds of remedies. The Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this review.

Consistent with the provisions of the DPA and the Consent described above, the Company contacted the DOJ and the SEC in August 2013 to voluntarily self-report the Brazil-related allegations, and the Company and its counsel remain in contact with both agencies regarding the status of the review. In the event that the DOJ and the SEC find that the matters related to the Company’s Brazilian subsidiary could give rise to a review of the Company’s obligations under the terms of the DPA and/or the Consent, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with that review, including any effects it may have with respect to the DPA and the Consent.

Corporate Integrity Agreement with HHS-OIG

As previously disclosed, on June 6, 2012, the Company entered into a definitive settlement agreement with the United States of America, acting through the DOJ and on behalf of HHS-OIG; the TRICARE Management Activity, through its General Counsel; the Office of Personnel Management, in its capacity as administrator of the Federal Employees Health Benefits Program; the United States Department of Veteran Affairs; and the qui tam relator, pursuant to which the Company agreed to pay $34.2 million (plus interest at a rate of 3% from May 5, 2011 through the day before payment was made) to settle criminal and civil matters related to the promotion and marketing of the Company’s regenerative stimulator devices (which the Company has also described in the past as its “bone growth stimulator devices”). In connection with such settlement agreement, Orthofix Inc., the Company’s wholly owned subsidiary, also pled guilty to one felony count of obstruction of a June 2008 federal audit (§18 U.S.C. 1516) and paid a criminal fine of $7.8 million and a mandatory special assessment of $400. Also as previously disclosed, on October 29, 2012, the Company, through Blackstone, entered into a definitive settlement agreement with the U.S. government and the qui tam relator, pursuant to which the Company paid $32 million to settle claims (covering a period prior to Blackstone’s acquisition by the Company) concerning the compensation of physician consultants and related matters. All of the $32 million we paid pursuant to such settlement was funded by proceeds the Company received from an escrow fund established in connection with its acquisition of Blackstone in 2006.

On June 6, 2012, in connection with these settlements, the Company also entered into a five-year corporate integrity agreement with HHS-OIG (the “CIA”). The CIA acknowledges the existence of the Company’s current compliance program and requires that the Company continues to maintain during the term of the CIA a compliance program designed to promote compliance with federal healthcare and FDA requirements. The Company also is required to maintain several elements of its previously existing program during the term of the CIA, including maintaining a Chief Compliance Officer, a Compliance Committee, and a Code of Conduct. The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.

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

Matters Related to the Company’s Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, the Company sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including (i) the government investigation and product liability matters regarding the previously owned infusion pump product line described below, and (ii) pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. The Company has established an accrual of $4.2 million for its indemnification obligations in connection with the July 2012 verdict described in the third paragraph below; however, actual liability in this case could be higher or lower than the amount accrued. The Company has not established any accrual in connection with its other indemnification obligations under the Breg SPA, and currently cannot reasonably estimate the possible loss, or range of loss, in connection with certain of such obligations (including with respect to the matters described in the three paragraphs below).

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company incurred losses for settlements and judgments in connection with these matters during 2011, 2012 and 2013 for $1.8 million, $6.8 million and $6.7 million, respectively. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

On or about August 2, 2010, Breg received a HIPAA subpoena issued by the DOJ. The subpoena seeks documents from the Company and its subsidiaries for the period of January 1, 2000 through the date of the subpoena. The Company believes that document production in response to the subpoena was completed as of July 2012. It believes that this subpoena relates to an investigation by the DOJ into whether Breg’s sale, marketing and labeling of local infusion pumps for pain management, prior to Breg’s divestiture of this product line in 2008, complied with FDA regulations and federal law. The Company is currently cooperating with the U.S. government in connection with this matter.

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

Orthofix Inc. sponsors a defined contribution plan (the “Orthofix Inc. 401(k) Plan”) covering substantially all full time US employees. The Orthofix Inc. 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the Orthofix Inc. 401(k) Plan. During the years ended December 31, 2013, 2012 and 2011, expenses incurred relating to 401(k) Plans, including matching contributions, were approximately $2.4 million, $2.5 million and $2.5 million, respectively.

The Company operates defined contribution pension plans for its other International employees not described above meeting minimum service requirements. The Company’s expenses for such pension contributions during 2013, 2012 and 2011 were $0.7 million, $0.7 million and $0.8 million, respectively.

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

The Company’s expense for deferred compensation during 2013, 2012 and 2011 was approximately $0.3 million, $0.4 million and $0.1 million, respectively. Deferred compensation payments of $0.1 million and $0.8 million were made in 2013 and 2012, respectively, and no deferred compensation payments were made in 2011.

The balance as of December 31, 2013 and 2012 was $2.5 and $2.3 million that represents the amount which would be payable if all the employees and agents had terminated employment at that date and is included in other long-term liabilities.

19.	Share-based compensation plans

At December 31, 2013, the Company had stock option and award plans, and an employee stock purchase plan which are described below.

2012 Long Term Incentive Plan

The Board of Directors adopted the Orthofix International N.V. 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, subject to shareholder approval which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible to receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors and consultants and advisors who perform services for the Company and the Company’s subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options, however, are only available to the Company’s employees. The Company reserves a total of 1,600,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2013, there were 515,917 options outstanding under the 2012 LTIP Plan, of which 22,668 were exercisable; in addition, there were 279,039 shares of restricted stock outstanding, none of which were vested.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) reserves 3.1 million shares for issuance (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans). Awards generally vest on years of service with all awards fully vesting within three years from the date of grant for employees and either three or five years from the date of grant for non-employee directors. Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board of Directors. Awards granted under the 2004 LTIP Plan expire no later than ten years after the date of the grant. The 2004 LTIP Plan provides an annual grant to non-employee directors of 5,000 shares and limits the future the number of shares that may be awarded under the plan as full value awards to 100,000 shares. At December 31, 2013, there were 1,243,262 options outstanding under the 2004 LTIP Plan, of which 1,179,601 were exercisable; in addition, there were 7,665 shares of restricted stock outstanding, none of which were vested.

Staff Share Option Plan

The Staff Share Stock Option Plan (the “Staff Share Plan”) is a fixed stock option plan which was adopted in April 1992. Under the Staff Share Plan, the Company granted options to its employees at the estimated fair market value of such options at the date of grant. Options generally vest based on years of service with all options to be fully vested within five years from date of grant. Options granted under the Staff Share Plan expire ten years after the date of grant. There are no options left to be granted under the Staff Plan. At December 31, 2013, there were 15,000 options outstanding and exercisable under the Staff Share Plan.

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

Due to the compensatory nature of such plan, the Company has recorded the related share based compensation in the consolidated statement of operations. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan is 1,850,000 shares. As of December 31, 2013, 1,437,519 shares had been issued under the Stock Purchase Plan.

Share-Based Compensation:

As of December 31, 2013, the unamortized compensation expense relating to options granted and expected to be recognized was $2.8 million. This amount is expected to be recognized through January 2018. The following table shows the detail of share-based compensation by line item in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 and the assumptions for each of these years in which grants were awarded:

(U.S. Dollars in thousands, except assumptions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cost of sales	$104	$592	$153
Sales and marketing	1,444	1,550	2,031
General and administrative	4,483	4,023	4,322
Research and development	236	138	142

Total	$6,267	$6,303	$6,648

Assumptions:
Expected term	5.00 years	4.50 years	4.58 years
Expected volatility	32.1% – 50.8%	50.9% – 51.8%	49.6% – 49.9%
Risk free interest rate	0.58% – 1.52%	0.76% – 0.84%	.90% – 2.26%
Dividend rate	—	—	—
Weighted average fair value of options granted during the year	$10.83	$16.99	$14.21

Stock Option Activity:

Summaries of the status of the Company’s stock option plans as of December 31, 2013 and 2012 and changes during the year ended December 31, 2013 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	1,945,955	$34.50
Granted	466,250	$28.51
Exercised	(79,949)	$23.25
Forfeited	(408,077)	$36.33

Outstanding at December 31, 2013	1,924,179	$33.12	4.41

Vested and expected to vest at December 31, 2013	1,839,383	$33.50	4.17

Options exercisable at December 31, 2013	1,367,269	$34.35	2.89

Outstanding and exercisable by price range as of December 31, 2013

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.42 – $21.78	232,250	9.31	$20.79	16,000	$13.31
$22.75 – $25.05	326,166	4.10	$24.73	306,166	$24.84
$26.79 – $28.95	230,000	4.79	$28.45	170,000	$28.65
$29.23 – $37.36	225,168	5.10	$33.14	169,839	$32.41
$37.76 – $38.11	230,975	1.69	$37.99	230,975	$37.99
$38.40 – $40.27	351,354	3.17	$39.76	174,355	$39.77
$41.33 – $43.04	178,633	2.84	$41.66	150,301	$41.72
$44.87 – $45.84	140,133	3.05	$45.02	140,133	$45.02
$50.50 – $50.50	2,000	3.01	$50.50	2,000	$50.50
$50.99 – $50.99	7,500	3.04	$50.99	7,500	$50.99

$10.42 – $50.99	1,924,179	4.41	$33.12	1,367,269	$34.35

The weighted average remaining contractual life of exercisable options was 2.89 years at December 31, 2013. The total intrinsic value of options exercised was $0.4 million, $7.2 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $22.82 closing price of the Company’s stock on December 31, 2013. The aggregate intrinsic value of options outstanding was $0.5 million, $11.2 million and $10.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The aggregate intrinsic value of options exercisable was $0.2 million, $9.8 million and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock:

During the year ended December 31, 2013, the Company granted to employees and non-employee directors 269,791 shares of restricted stock, which vest at various dates through October 2017. During the year ended December 31, 2012, the Company granted to employees and non-employee directors 149,500 shares of restricted stock, which vest at various dates through November 2015. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. Unamortized compensation expense related to restricted stock amounted to $6.7 million at December 31, 2013.

A summary of the status of our restricted stock as of December 31, 2013 and 2012 and changes during the year ended December 31, 2013 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2012	160,831	$38.34
Granted	269,791	$27.09
Vested	(62,948)	$36.58
Cancelled	(80,970)	$38.80

Non-vested as of December 31, 2013	286,704	$28.01

20.	Earnings per share

For each of the three years ended December 31, 2013, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares-basic	18,697,228	18,977,263	18,219,343
Effect of diluted securities:
Unexercised stock options net of treasury share repurchase	—	413,150	—

Weighted average common shares-diluted	18,697,228	19,390,413	18,219,343

No adjustment has been made in 2013 or 2011 for any common stock equivalents because their effects would be anti-dilutive. For 2013 and 2011, potentially dilutive shares totaled 101,672 and 344,168, respectively.

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 1,186,259 and 789,650 outstanding options not included in the diluted earnings per share computation for the fiscal year ended December 31, 2013 and 2012, respectively, because the inclusion of these options was anti-dilutive.

21.	Stock Repurchase Program

On May 8, 2013, the Company announced that the Board of Directors had authorized a share repurchase program in an amount up to $50 million. Repurchases began on May 10, 2013 consisting primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases are being made from cash on hand, cash generated from operations and additional borrowings. The timing of the transactions and the aggregate number of shares of common stock that will be ultimately repurchased under the repurchase program will depend on a variety of factors, including market conditions and the prices at which the securities are repurchased. The Company may discontinue repurchases without prior notice at any time if the Company determines additional repurchases are not warranted. The Company made total repurchases in 2013 of $39.5 million.

22.	Quarterly financial data (unaudited)

We have restated all quarterly periods of 2012 as well as the first quarter of 2013, to reflect the restatement described herein. See “Note 2—Restatement of the Consolidated Financial Statements.” The following tables summarize the impacts of the restatement on our previously reported condensed consolidated statements of operations and balance sheets included in our Quarterly Reports on Form 10-Q for each respective period.

Condensed Consolidated Statement of Operations

As Restated or Currently Reported

(U.S. Dollars, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Restated)
2013
Net sales	$103,373	$98,280	$92,738	$106,143	$400,534
Cost of sales	25,617	20,246	23,920	32,517	102,300
Gross profit	77,756	78,034	68,818	73,626	298,234
Operating Expense	69,669	69,230	84,418	80,004	303,321
Operating Income (loss)	8,087	8,804	(15,600)	(6,378)	(5,087)
Net income (loss) from continuing operations	7,610	4,130	(18,084)	(8,564)	(14,908)

Net income (loss)	$4,500	$(2,317)	$(19,822)	$(7,876)	$(25,515)

Net income (loss) per common share:
Basic:
Net income (loss) from continuing operations	$0.39	$0.22	$(1.00)	$(0.47)	$(0.80)

Net income (loss)	$0.23	$(0.12)	$(1.10)	$(0.43)	$(1.37)

Diluted:
Net income (loss) from continuing operations	$0.39	$0.21	$(1.00)	$(0.47)	$(0.80)

Net income (loss)	$0.23	$(0.12)	$(1.10)	$(0.43)	$(1.37)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
2012
Net sales	$108,936	$113,423	$107,857	$117,365	$447,581
Cost of sales	21,378	27,547	24,384	24,944	98,253
Gross profit	87,558	85,876	83,473	92,421	349,328
Operating Expense	69,638	71,578	64,668	66,808	272,692
Operating Income	17,920	14,298	18,805	25,613	76,636
Net income from continuing operations	8,597	9,870	10,574	16,009	45,050

Net income	$9,407	$7,254	$5,016	$21,161	$42,838

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.46	$0.52	$0.55	$0.83	$2.37

Net income	$0.50	$0.38	$0.26	$1.10	$2.25

Diluted:
Net income from continuing operations	$0.45	$0.51	$0.54	$0.81	$2.32

Net income	$0.49	$0.37	$0.25	$1.07	$2.21

Condensed Consolidated Statement of Operations

As Previously Reported

(U.S. Dollars, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2013 (1)
Net sales	$100,254
Cost of sales	22,699
Gross profit	77,555
Operating Expense	73,531
Operating Income	4,024
Net income from continuing operations	4,908

Net income	$2,116

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.25

Net income	$0.11

Diluted:
Net income from continuing operations	$0.25

Net income	$0.11

2012
Net sales	$116,041	$119,492	$114,752	$112,035	$462,320
Cost of sales	21,939	23,676	22,373	18,504	86,492
Gross profit	94,102	95,816	92,379	93,531	375,828
Operating Expense	71,671	75,251	70,846	69,050	286,818
Operating Income	22,431	20,565	21,533	24,481	89,010
Net income from continuing operations	12,215	13,967	13,118	14,636	53,936

Net income	$12,016	$11,205	$7,560	$20,514	$51,295

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.65	$0.74	$0.69	$0.76	$2.84

Net income	$0.64	$0.59	$0.40	$1.06	$2.70

Diluted:
Net income from continuing operations	$0.64	$0.73	$0.67	$0.74	$2.78

Net income	$0.63	$0.58	$0.39	$1.04	$2.64

(1)	Q2-Q4 2013 was not previously reported.

Condensed Consolidated Statement of Operations

Restatement Adjustments

(U.S. Dollars, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2013 (1)
Net sales	$3,119
Cost of sales	2,918
Gross profit	201
Operating Expense	(3,862)
Operating Income	4,063
Net income from continuing operations	2,702

Net income	$2,384

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.14

Net income	$0.12

Diluted:
Net income from continuing operations	$0.14

Net income	$0.12

2012
Net sales	$(7,105)	$(6,069)	$(6,895)	$5,330	$(14,739)
Cost of sales	(561)	3,871	2,011	6,440	11,761
Gross profit	(6,544)	(9,940)	(8,906)	(1,110)	(26,500)
Operating Expense	(2,033)	(3,673)	(6,178)	(2,242)	(14,126)
Operating Income	(4,511)	(6,267)	(2,728)	1,132	(12,374)
Net income (loss) from continuing operations	(3,618)	(4,097)	(2,544)	1,373	(8,886)

Net (loss) income	$(2,609)	$(3,951)	$(2,544)	$647	$(8,457)

Net income (loss) per common share:
Basic:
Net income (loss) from continuing operations	$(0.19)	$(0.22)	$(0.14)	$0.07	$(0.47)

Net income (loss)	$(0.14)	$(0.21)	$(0.14)	$0.04	$(0.45)

Diluted:
Net income (loss) from continuing operations	$(0.19)	$(0.22)	$(0.13)	$0.07	$(0.46)

Net income (loss)	$(0.14)	$(0.21)	$(0.14)	$0.03	$(0.43)

(1)	Q2-Q4 2013 was not previously reported and therefore does not have restatement adjustments.

Condensed Consolidated Balance Sheets

As Restated or Currently Reported

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Restated)
2013
Total assets	$475,758	$459,450	$430,058	$423,182

Total liabilities	102,366	114,223	111,001	112,688

Total shareholders’ equity	373,392	345,227	319,057	310,494

Total liabilities and shareholders’ equity	$475,758	$459,450	$430,058	$423,182

2012	(Restated)	(Restated)	(Restated)	(Restated)
Total assets	$694,106	$530,395	$539,566	$472,897

Total liabilities	381,734	205,196	193,599	105,065

Total shareholders’ equity	312,372	325,199	345,967	367,832

Total liabilities and shareholders’ equity	$694,106	$530,395	$539,566	$472,897

Condensed Consolidated Balance Sheets

As Previously Reported

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013 (1)
Total assets	$503,380

Total liabilities	101,212

Total shareholders’ equity	402,168

Total liabilities and shareholders’ equity	$503,380

2012
Total assets	$707,586	$553,320	$565,073	$504,281

Total liabilities	369,178	199,104	187,463	105,183

Total shareholders’ equity	338,408	354,216	377,610	399,098

Total liabilities and shareholders’ equity	$707,586	$553,320	$565,073	$504,281

(1) Q2-Q4 2013 was not previously reported.

Condensed Consolidated Balance Sheets

Restatement Adjustments

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013 (1)
Total assets	$(27,622)

Total liabilities	1,154

Total shareholders’ equity	(28,776)

Total liabilities and shareholders’ equity	$(27,622)

2012
Total assets	$(13,480)	$(22,925)	$(25,507)	$(31,384)

Total liabilities	12,556	6,092	6,136	(118)

Total shareholders’ equity	(26,036)	(29,017)	(31,643)	(31,266)

Total liabilities and shareholders’ equity	$(13,480)	$(22,925)	$(25,507)	$(31,384)

(1)	Q2-Q4 2013 was not previously reported and therefore does not have restatement adjustments.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Balance Sheets (unaudited)

(U.S. Dollars in thousands)	December 31, 2013	December 31, 2012
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,426	$7,392
Prepaid expenses and other current assets	670	534

Total current assets	2,096	7,926
Other long term assets	—	15
Investments in and amounts due from subsidiaries and affiliates	322,804	369,204

Total assets	$324,900	$377,145

Liabilities and shareholder’s equity
Current liabilities	$6,295	$1,202
Long-term liabilities	8,111	8,111
Shareholder’s equity:
Common stock	1,810	1,934
Additional paid in capital	216,653	246,306
Accumulated earnings	89,332	114,847
Accumulated other comprehensive income	2,699	4,745

	310,494	367,832

Total liabilities and shareholder’s equity	$324,900	$377,145

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations (unaudited)

(U.S. Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
		(Restated)	(Restated)
(Expenses) income:
General and administrative	$(16,641)	$(7,700)	$(11,134)
Equity in earnings of investments in subsidiaries and affiliates	(9,197)	50,317	(6,296)
Other, net	323	24	7

(Loss) income before income taxes	(25,515)	42,641	(17,423)
Income tax benefit (expense)	—	197	(687)

Net (loss) income	$(25,515)	$42,838	$(18,110)

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statement of Cash Flows (unaudited)

(U.S. Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
		(Restated)	(Restated)
Net income (loss)	$(25,515)	$42,838	$(18,110)

Equity in earnings of (loss) investments in subsidiaries and affiliates	9,197	(50,317)	6,296
Cash used in provided by other operating activities	468	(6,811)	3,429

Net cash used in operating activities	(15,850)	(14,290)	(8,385)
Cash flows from investing activities:
Distributions and amounts received from subsidiaries	53,389	12,564	5,875
Capital expenditures	—	—	—

Net cash used in provided by investing activities	53,389	12,564	5,875
Cash flows from financing activities:
Net proceeds from issuance of common stock	3,450	25,586	20,113
Repurchase of treasury shares	(39,494)	—	—
Contributions to subsidiaries and affiliates	(7,543)	(36,921)	(2,789)
Tax benefit on exercise of stock options	82	1,020	1,737

Net cash provided by financing activities	(43,505)	(10,315)	19,061

Net increase (decrease) in cash and cash equivalents	(5,966)	(12,041)	16,551
Cash and cash equivalents at the beginning of the year	7,392	19,433	2,882

Cash and cash equivalents at the end of the year	$1,426	$7,392	$19,433

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

Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets the Company’s subsidiaries held at December 31, 2013 and 2012 was approximately $192.0 million and $213.4 million, respectively. Such restrictions are on net assets of Orthofix Holdings, Inc. and its subsidiaries.

3.	Commitments, contingencies and long-term obligations

For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 9, Note 12 and Note 17 of the Company’s consolidated financial statements.

4.	Dividends from subsidiaries

Orthofix International N.V. did not receive cash dividends in 2013 or 2012.

Orthofix International N.V.

Schedule 2—Valuation and Qualifying Accounts

For the years ended December 31, 2013, 2012 and 2011:

		Additions
(U.S. Dollars in thousands) Provisions from assets to which they apply:	Balance at beginning of year	Charged to cost and expenses	Charged (credited) to other accounts	Deductions/ Other	Balance at end of year
2013
Allowance for doubtful accounts receivable	$13,543	$6,003	—	$(7,577)	$11,969
Deferred tax valuation allowance	26,361	5,111	—	—	31,472

2012 (Restated)
Allowance for doubtful accounts receivable	$9,341	$10,387	$(13)	$(6,172)	$13,543
Deferred tax valuation allowance	19,124	7,237	—	—	26,361

2011 (Restated)
Allowance for doubtful accounts receivable	$6,542	$12,879	$(501)	$(9,579)	$9,341
Deferred tax valuation allowance	21,023	(1,899)	—	—	19,124