Form 10-Q
period 2014-03-31
ORTHOFIX INTERNATIONAL N V
filed 2014-05-08
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, 18,436,516 shares of common stock were issued and outstanding.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to our recent Audit Committee review and the recently filed restatement of our financial statements for certain prior periods and related legal proceedings (including potential action by the Division of Enforcement of the SEC and pending securities class action litigation), the Company’s review of allegations of improper payments involving the Company’s Brazil-based subsidiary, the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation), a deferred prosecution agreement with the U.S. Department of Justice and a consent decree with the SEC, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Item 1A under the heading Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), as well as in other reports that we will file in the future.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,747	$30,486
Restricted cash	19,270	23,761
Trade accounts receivable, less allowance for doubtful accounts of $12,593 and $11,969 at March 31, 2014 and December 31, 2013, respectively	76,917	75,567
Inventories	92,753	90,577
Deferred income taxes	33,956	33,947
Prepaid expenses and other current assets	28,781	25,906

Total current assets	278,424	280,244
Property, plant and equipment, net	52,532	54,606
Patents and other intangible assets, net	8,518	9,046
Goodwill	53,565	53,565
Deferred income taxes	18,758	18,336
Other long-term assets	6,743	7,385

Total assets	$418,540	$423,182

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$14,022	$20,674
Other current liabilities	41,467	46,146

Total current liabilities	55,489	66,820
Long-term debt	20,000	20,000
Deferred income taxes	13,307	13,132
Other long-term liabilities	12,487	12,736

Total liabilities	101,283	112,688
Contingencies (Note 15)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,365,910 and 18,102,335 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,836	1,810
Additional paid-in capital	223,630	216,653
Retained earnings	88,550	89,332
Accumulated other comprehensive income	3,241	2,699

Total shareholders’ equity	317,257	310,494

Total liabilities and shareholders’ equity	$418,540	$423,182

See accompanying notes to unaudited condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (loss)

For the three months ended March 31, 2014 and 2013

(Unaudited, U.S. Dollars, in thousands, except share and per share data)	Three Months Ended March 31,
	2014	2013
Product sales	$89,684	$91,336
Marketing service fees	11,658	12,037

Net sales	101,342	103,373
Cost of sales	22,632	25,617

Gross profit	78,710	77,756
Operating expenses
Sales and marketing	43,871	45,054
General and administrative	17,545	18,330
Research and development	5,939	5,741
Amortization of intangible assets	584	544
Costs related to the accounting review and restatement	8,306	—

	76,245	69,669

Operating income	2,465	8,087
Other income and expense
Interest expense, net	(486)	(560)
Other income (expense)	(261)	4,764

	(747)	4,204

Income before income taxes	1,718	12,291
Income tax expense	(1,940)	(4,681)

Net income (loss) from continuing operations	(222)	7,610

Discontinued operations (Note 14)
Loss from discontinued operations	(794)	(4,434)
Income tax benefit	234	1,324

Net loss from discontinued operations	(560)	(3,110)

Net income (loss)	$(782)	$4,500

Net income (loss) per common share- basic:
Net income from continuing operations	$(0.01)	$0.39
Net loss from discontinued operations	(0.03)	(0.16)

Net income (loss) per common share- basic	$(0.04)	$0.23

Net income (loss) per common share- diluted:
Net income from continuing operations	$(0.01)	$0.39
Net loss from discontinued operations	(0.03)	(0.16)

Net income (loss) per common share- diluted	$(0.04)	$0.23

Weighted average number of common shares:
Basic	18,197,363	19,431,093
Diluted	18,197,363	19,691,141
Other comprehensive income:
Unrealized gain (loss) on cross-currency swap, net of tax	103	(318)
Foreign currency translation adjustment	439	(2,708)

Comprehensive income (loss)	$(240)	$1,474

See accompanying notes to unaudited condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(782)	$4,500
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,004	5,029
Amortization of debt costs	180	180
Provision for doubtful accounts	2,579	1,374
Deferred income taxes	(246)	(6)
Share-based compensation	1,461	1,943
Income tax benefit on employee stock-based awards	412	563
Excess income tax benefit on employee stock-based compensation	(29)	(78)
Other	166	391
Change in operating assets and liabilities:
Trade accounts receivable	(3,780)	8,589
Inventories	(1,690)	(2,100)
Prepaid expenses and other current assets	(2,806)	2,695
Trade accounts payable	(6,670)	(7,247)
Other current liabilities	(4,761)	2,070
Long-term assets	64	(1,805)
Long-term liabilities	(280)	(1,039)

Net cash (used in) provided by operating activities	(10,178)	15,059

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(3,691)	(6,029)
Capital expenditures for intangible assets	(46)	(44)

Net cash used in investing activities	(3,737)	(6,073)

Cash flows from financing activities:
Net proceeds from issuance of common shares	5,542	2,143
Repayment of bank borrowings, net	—	(15)
Changes in restricted cash	4,502	(8,141)
Excess income tax benefit on employee stock-based awards	29	78

Net cash provided by (used in) financing activities	10,073	(5,935)
Effect of exchange rate changes on cash	103	(431)

Net (decrease) increase in cash and cash equivalents	(3,739)	2,620
Cash and cash equivalents at the beginning of the period	30,486	31,055

Cash and cash equivalents at the end of the period	$26,747	$33,675

See accompanying notes to unaudited condensed consolidated financial statements

ORTHFIX INTERNATIONAL N.V.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Summary of significant accounting policies

(a)	Basis of presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto of the 2013 Form 10-K. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

(b)	Reclassifications

The Company has reclassified certain line items to conform to the current year presentation. The reclassifications have no effect on previously reported net income or shareholders’ equity.

(c)	Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates including those related to the resolution of U.S. government matters, contractual allowances, doubtful accounts, inventories, taxes, shared-based compensation, and potential goodwill and intangible asset impairment. Actual results could differ from these estimates.

(d)	Foreign currency translation

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at period end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity.

(e)	Collaborative agreement

The Company receives a marketing fee through our collaboration with Musculoskeletal Transplant Foundation (“MTF”) for Trinity Evolution, Trinity ELITE, and VersaShield, for all of which, we have exclusive marketing rights. Under our agreements with MTF, MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. MTF is considered the primary obligor in these arrangements and therefore we recognize these marketing service fees on a net basis upon shipment of the product to the customer.

2.	Inventories

The Company’s inventories are primarily stated at standard cost, which approximates actual cost determined on a first-in, first-out basis. The Company adjusts the value of its inventory to the extent management determines that the cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, management uses estimates of future demand and sales prices for each product to determine the appropriate inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or market value. In the event of a sudden significant decrease in demand for the Company’s products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserves, which would increase cost of sales and decrease gross profit.

Work-in-process, finished products, field inventory and consignment inventory include material, labor and production overhead costs. Field inventory represents finished products inventory that is in the possession of the Company’s direct sales representatives and is available for immediate sale. Consignment inventory represents finished products that are located at third party customers, such as distributors and hospitals and is also available for immediate sale.

Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not been met. Once the revenue recognition criteria have been met, both the deferred revenues and associated cost of sales are recognized.

Inventories, net of reserves, were as follows:

(U.S. Dollars, in thousands)	March 31, 2014	December 31, 2013
Raw materials	$4,872	$6,515
Work-in-process	7,412	6,606
Finished products	40,758	36,898
Field inventory	28,787	29,360
Consignment inventory	4,354	3,916
Deferred cost of sales	6,570	7,282

Total Inventory	$92,753	$90,577

3.	Patents and other intangible assets

(U.S. Dollars, in thousands)	March 31, 2014	December 31, 2013
Cost
Patents	$36,496	$36,320
Trademarks — definite lived	645	620
Licenses and other	6,248	6,248

	43,389	43,188
Accumulated amortization
Patents	(32,351)	(31,739)
Trademarks — definite lived	(484)	(454)
Licenses and other	(2,036)	(1,949)

	(34,871)	(34,142)

Patents and other intangible assets, net	$8,518	$9,046

4.	Goodwill

As a result of the Company’s change in reportable segments in July of 2013, the Company allocated goodwill to each reportable segment, and subsequently evaluated the Extremity Fixation and Spine Fixation reportable units for the possible impairment of goodwill. The result of this evaluation was a full impairment of the goodwill allocated to our Extremity Fixation and our Spine Fixation reportable units, totaling $19.2 million. As of December 31, 2013 and March 31, 2014, accumulated impairment was $9.8 million for our Extremity Fixation reportable segment and $9.4 million for our Spine Fixation reportable segment. Our BioStim and Biologics reportable segments have not been impaired. The following table presents the net carrying value of goodwill by reportable segment as of March 31, 2014 and December 31, 2013.

(U.S. Dollars, in thousands)	March 31, 2014	December 31, 2013
BioStim	$42,678	$42,678
Biologics	10,887	10,887
Extremity Fixation	—	—
Spine Fixation	—	—

Total goodwill	$53,565	$53,565

5.	Bank borrowings

Borrowings under the line of credit consist of borrowings in Euros used to fund international operations. There were no borrowings under such facilities at March 31, 2014, or December 31, 2013. The weighted average interest rate on borrowings under the line of credit at March 31, 2014, was 3.70%.

The Company had an unused available line of credit of €5.8 million ($8.0 million) at both March 31, 2014 and December 31, 2013, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

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

As of March 31, 2014, and December 31, 2013, there was $20 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of March 31, 2014, and December 31, 2013, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. The effective interest rate on the Credit Facilities as of March 31, 2014, and December 31, 2013, was 2.7%. Outstanding balances on the Revolving Credit Facility are due on August 30, 2015.

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

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2014, and December 31, 2013, is $194.1 million and $192.0 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of March 31, 2014, and December 31, 2013, was $19.3 million and $23.8 million, respectively.

In conjunction with obtaining the Credit Facilities and the Credit Agreement, as amended, the Company incurred debt issuance costs of $5 million. These costs are being amortized using the effective interest method over the life of the Credit Facilities. In conjunction with the Term Loan Facility repayment in May 2012, the Company wrote off $0.8 million of related debt issuance costs. As of March 31, 2014, and December 31, 2013, debt issuance costs, net of accumulated amortization, related to the Credit Agreement were $0.9 million and $1.1 million, respectively.

7.	Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss).

(U.S. Dollars, in thousands) As of March 31, 2014	Fair value: favorable (unfavorable)	Balance sheet location
Cross-currency swap	$(1,035)	Other long-term liabilities

As of December 31, 2013
Cross-currency swap	$(1,036)	Other long-term liabilities

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013
Cross-currency swap unrealized gain (loss) recorded in other comprehensive income (loss), net of taxes	$103	$(318)

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

Under the terms of the swap agreement, the Company pays Euros based on a €28.7 million notional value and a fixed rate of 5.00% and receives U.S. dollars based on a notional value of $39.5 million and a fixed rate of 4.635%. The expiration date is December 30, 2016, the date upon which the underlying intercompany debt, to which the swap agreement applies, matures. The swap agreement is designated as a cash flow hedge and therefore the Company recognized an unrealized gain (loss) on the change in fair value, net of tax, within other comprehensive income (loss).

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

As of March 31, 2014, the Company’s financial instruments included cash equivalents, restricted cash, trade accounts receivable, accounts payable, long-term secured debt and a cross currency derivative contract. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds. The carrying value of restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.

The Company’s cross-currency derivative instrument, and deferred compensation plan instruments are the only financial instruments recorded at fair value on a recurring basis. The cross-currency derivative instrument consists of an over-the-counter contract, which is not traded on a public exchange. The fair value of the swap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the swap contract as a Level 2 derivative financial instrument. We classify deferred compensation assets as trading securities, and are intended to generate returns that offset changes in deferred compensation liabilities. We record changes in the fair value of these assets and related deferred compensation liabilities in Other income (expense). The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented.

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars in thousands)	Balance March 31, 2014	Level 1	Level 2	Level 3
Assets
Deferred compensation plan
Money market funds	$281	$281	$—	$—
Bonds	89	89	—	—
Treasury securities	661	661	—	—
Mutual funds	1,282	1,282	—	—

Total	$2,313	$2,313	$—	$—

Liabilities
Deferred compensation plan	$(1,970)	$(1,970)	$—	$—
Cash Flow Hedges
Cross-currency hedge	(1,035)	—	(1,035)	—

Total	$(3,005)	$(1,970)	$(1,035)	$—

(U.S. Dollars in thousands)	Balance December 31, 2013	Level 1	Level 2	Level 3
Assets
Deferred compensation plan
Money market funds	$451	$451	$—	$—
Bonds	51	51	—	—
Treasury securities	660	660	—	—
Mutual funds	1,165	1,165	—	—

Total	$2,327	$2,327	$—	$—

Liabilities
Deferred compensation plan	$(2,506)	$(2,506)	$—	$—
Cash Flow Hedges
Cross-currency hedge	(1,036)	—	(1,036)	—

Total	$(3,542)	$(2,506)	$(1,036)	$—

9.	Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge. The components of and changes in accumulated other comprehensive income were as follows:

(U.S. Dollars, in thousands)	Foreign Currency Translation Adjustments	Fair Value of Cross-Currency Swap	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$2,846	$(147)	$2,699
Unrealized gain on cross-currency swap, net of tax of $25	—	103	103
Foreign currency translation adjustment (1)	439	—	439

Balance at March 31, 2014	$3,285	$(44)	$3,241

(1)	As the cash generally remains permanently invested in the non-U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

10.	Earnings per share

For the three months ended March 31, 2014, and 2013, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Three Months Ended March 31,
	2014	2013
Weighted average common shares-basic	18,197,363	19,431,093
Effect of dilutive securities:
Unexercised stock options net of treasury share repurchase	—	260,048

Weighted average common shares-diluted	18,197,363	19,691,141

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 1,691,203 and 973,037 outstanding options not included in the diluted earnings per share computation for the three months ended March 31, 2014, and 2013, respectively, because the inclusion of these options was antidilutive.

11.	Share-based compensation

All share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the condensed consolidated statements of operations over the requisite service period.

The following table shows the detail of share-based compensation by line item in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013
Cost of sales	$29	$287
Sales and marketing	444	436
General and administrative	916	1,175
Research and development	72	45

Total	$1,461	$1,943

For the three months ended March 31, 2014, and 2013, there were no performance requirements for share-based compensation awarded to employees. In March 2013, the Company granted options to its newly-appointed Chief Executive Officer, which vesting is based on achieving certain market prices for the Company’s common stock.

During the three months ended March 31, 2014, and 2013, there were 263,575 and 113,965 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

12.	Income taxes

The Company recognized a $1.9 million and $4.7 million provision for income tax which reflects an effective tax rate of 112.9% and 38.1% on pre-tax income for the three months ended March 31, 2014, and 2013, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations was 73.9% and 38.1% for the first three months of 2014 and 2013, respectively. The principal factors affecting the Company’s March 31, 2014, effective tax rate were the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings resulting from non-recurring expenses.

As of March 31, 2014, and December 31, 2013, the Company’s unrecognized tax benefit was $0.7 million and $0.7 million, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million and $0.5 million accrued for payment of interest and penalties as of March 31, 2014, and December 31, 2013, respectively. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of March 31, 2014, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

13.	Business segment information

On July 1, 2013, we began certain organizational and executive leadership changes to align with how our Chief Operating Decision Maker (the “CODM”) reviews performance and makes decisions in managing the Company. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which our CODM reviews financial information and makes resource allocation decisions among business units. The primary metric used by the CODM in managing the Company is net margin, which is defined as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, our segment information has been prepared based on our four SBUs reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for a portfolio of market leading devices for enhancing bone fusion that utilize Orthofix’s patented pulsed electromagnetic field (PEMF) technology. These Food and Drug Administration-approved Class 3 medical devices are indicated as an adjunctive treatment to enhance fusion success in cervical and lumbar spine as well as a therapeutic treatment for non-healing fractures outside of the spine (non-unions). The PEMF technology is supported by a strong clinical background on mechanism of action in the scientific literature and current research and clinical studies are underway to identify potential new clinical indications.

Biologics

Biologics provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics distributes its tissues through a network of distributors, sales representatives and affiliates to market to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with Musculoskeletal Transplant Foundation (“MTF”) allows us to exclusively market our Trinity Evolution® and Trinity ELITE™ tissue forms for musculoskeletal defects to enhance bony fusion.

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

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributor sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

The accounting policies of the segments are the same as those described in the business segment information found in Note 13, “Business segment information” to the Consolidated Financial Statements included in the 2013 Form 10-K.

The table below presents external net sales by SBU reporting segment (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure). Net sales include product sales and marketing service fees. Marketing service fees, which are recorded on a net basis, are comprised of fees earned for the marketing of Trinity Evolution®, Trinity ELITE™ and Versashield™ in our Biologics segment.

	External Net Sales by SBU
	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013	Reported Growth	Constant Currency Growth
BioStim	$38,424	$38,242	1%	1%
Biologics	13,019	13,378	(3)%	(3)%
Extremity Fixation	27,079	26,217	3%	4%
Spine Fixation	22,820	25,536	(11)%	(11)%

Total Net Sales	$101,342	$103,373	(2)%	(2)%

The table below presents net margin, defined as gross profit less sales and marketing expenses, from continuing operations by SBU reporting segment:

Net margin by SBU	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013
Net margin:
BioStim	$14,188	$16,938
Biologics	6,693	6,025
Extremity Fixation	9,297	7,967
Spine Fixation	5,105	2,197
Corporate	(444)	(425)

Total net margin	34,839	32,702

General and administrative	17,545	18,330
Research and development	5,939	5,741
Amortization of intangible assets	584	544
Costs related to the accounting review and restatement	8,306	—

Operating income	$2,465	$8,087

14.	Sale of Breg

In 2012, the Company sold its subsidiary Breg, Inc. In connection with this sale transaction, the Company agreed to indemnify the buyer with respect to certain specified matters. The portion of the indemnification related to post closing claims related to post-closing sales of cold therapy units has created a guarantee under Accounting Standards Codification ASC 460, Guarantees, and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the closing date. The Company is amortizing the fair value of the non-contingent liability ratably over the period of indemnification, which is three years. The Company’s remaining obligations under this guarantee were approximately $0.8 million and $1.0 million as of March 31, 2014 and December 31, 2013, respectively.

Included in discontinued operations for the three months ended March 31, 2014, is $0.8 million of expense related to the Company’s indemnification of certain specified matters described above.

15.	Contingencies

The Company is party to certain outstanding legal proceedings, investigations and claims. These matters are described in the 2013 Form 10-K. As of March 31, 2014, there had been no material developments in these matters since the filing of the 2013 Form 10-K.

16.	Stock repurchase program

On May 8, 2013, the Company announced that its Board of Directors had authorized a share repurchase program in an amount up to $50 million. To date, the Company has made total repurchases in an amount equal to $39.5 million, all of which were made between May and July 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the results of our operations which are based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with U.S. GAAP, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. As discussed below and in Part IV, Item 15, “Financial Statements” – “Note 2 – Restatement of Condensed Consolidated Financial Statements,” in the 2013 Form 10-K, we have restated our previously issued consolidated financial statements for certain prior periods, including the three months ended March 31, 2013. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “Report”).

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

BioStim

The BioStim SBU manufactures, distributes, and provides support services for a portfolio of market leading devices for enhancing bone fusion that utilize Orthofix’s patented pulsed electromagnetic field (PEMF) technology. These Food and Drug Administration-approved Class 3 medical devices are indicated as an adjunctive treatment to enhance fusion success in cervical and lumbar spine as well as a therapeutic treatment for non-healing fractures outside of the spine (non-unions). The PEMF technology is supported by a strong clinical background on mechanism of action in the scientific literature and current research and clinical studies are underway to identify potential new clinical indications.

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

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributor sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

SBU Revenues

The table below presents external net sales for the three months ended March 31, 2014 and 2013, from continuing operations, by SBU reporting segment (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure):

	External Net Sales by SBU
	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013	Reported Growth	Constant Currency Growth
BioStim	$38,424	$38,242	1%	1%
Biologics	13,019	13,378	(3)%	(3)%
Extremity Fixation	27,079	26,217	3%	4%
Spine Fixation	22,820	25,536	(11)%	(11)%

Total Net Sales	$101,342	$103,373	(2)%	(2)%

The following table presents certain items in our condensed consolidated statements of operations as a percent of total net sales for the periods indicated:

	Three Months Ended March 31,
	2014 (%)	2013 (%)
Net sales	100	100
Cost of sales	22	25
Gross profit	78	75
Operating expenses:
Sales and marketing	43	43
General and administrative	17	18
Research and development	6	6
Amortization of intangible assets	1	1
Costs related to the accounting review and restatement	8	—
Operating income	2	8
Net income (loss)	(1)	4

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales decreased $2.0 million to $101.3 million in the first quarter of 2014 compared to $103.4 million for the same period last year. The impact of foreign currency decreased sales by $0.2 million during the first quarter of 2014 when compared to the first quarter of 2013.

Sales

Net sales in our BioStim SBU increased 0.5% to $38.4 million in the first quarter of 2014 compared to $38.2 million for the same period in the prior year, an increase of $0.2 million. The increase in BioStim sales was primarily attributable to growth in Spinal Stim sales partially offset by a decrease in Physio-Stim sales.

Net sales in our Biologics SBU decreased $0.4 million or 2.7% to $13.0 in the first quarter of 2014 compared to $13.4 million for the same period in the prior year, primarily due to a decrease in our marketing service fee rate from MTF from 70% on April 1, 2013, compared to 65% in first quarter of 2014.

Net sales in our Extremity Fixation SBU increased $0.9 million, to $27.1 million in the first quarter of 2014 compared to $26.2 million for the same period last year, primarily due to increased sales in the U.K. and France, offset somewhat by lower performance in the U.S. and Brazil due to ongoing restructuring activities.

Net sales in our Spine Fixation SBU decreased $2.7 million to $22.8 million in the first quarter of 2014 compared to $25.5 million for the same period last year, primarily due to lower international sales.

Gross Profit — Our gross profit increased $1.0 million to $78.7 million in the first quarter of 2014 compared to $77.8 million for the same period last year. Gross profit as a percent of net sales was 77.7% for the first quarter of 2014 and 75.2% for 2013 during the same period. This increase is due to geographical sales mix and a reduction in costs primarily associated with inventory.

Sales and Marketing Expense — Sales and marketing expense, which includes commissions and the bad debt provision, generally increase and decrease in relation to sales. Sales and marketing expense decreased $1.2 million, to $43.9 million in the first quarter of 2014 compared to $45.1 million in the first quarter of 2013. As a percent of net sales, sales and marketing expense was 43.3% in the first quarter of 2014 compared to and 43.6% in the first quarter of 2013.

General and Administrative Expense — General and administrative expense decreased $0.8 million, or 4.3%, in the first quarter of 2014 to $17.5 million compared to $18.3 million in the first quarter of 2013. General and administrative expense as a percent of net sales was 17.3% in the first quarter of 2014 compared to 17.7% for the same period last year.

Research and Development Expense — Research and development expense increased $0.2 million in the first quarter of 2014 to $5.9 million compared to $5.7 million in the first quarter of 2013. As a percent of net sales, research and development expense was 5.9% in the first quarter of 2014 compared to 5.6% for the same period last year.

Amortization of Intangible Assets — Amortization of intangible assets was $0.6 million in the first quarter of 2014 and $0.5 million for the same period last year.

Costs related to the accounting review and restatement — As part of our accounting review and restatement of our consolidated financial statements, the Company incurred $8.3 million of charges related to these activities in the first quarter of 2014.

Interest Expense, net — Interest expense, net was $0.5 million for the first quarter of 2014 compared to $0.6 million for the same period last year.

Other Income and Expense — Other expense was ($0.3) million compared to other income of $4.8 million for the first quarters of 2014 and 2013, respectively. The fluctuation is mainly attributable to our receipt of $4.4 million cash related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. Other income (expense) also includes the effect of foreign exchange. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Expense — Our worldwide effective tax rate was 112.9% and 38.1% during the first quarters of 2014 and 2013, respectively. When adjusted for various discrete items, the effective tax rate for the first quarter of 2014 and 2013 was 73.9% and 38.1% respectively. The principal factors affecting the Company’s March 31, 2014, effective tax rate was the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings resulting from non-recurring expenses.

Discontinued operations — Discontinued operations include approximately ($0.6) million and ($3.1) million in the first quarter of 2014 and 2013, respectively, of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to our former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters.

Net Income (loss) — Net loss for the first quarter of 2014 was ($0.8) million, or ($0.04) per basic and diluted share, compared to net income of $4.5 million, or $0.23 per basic share and diluted share for the same period last year. The weighted average number of basic common shares outstanding was 18,197,363 and 19,431,093 during the three months ended March 31, 2014 and 2013, respectively. The weighted average number of diluted common shares outstanding was 18,197,363 and 19,691,141 during the three months ended March 31, 2014, and 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents including Restricted Cash at March 31, 2014, were $46.0 million, of which $19.3 million was subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $54.2 million at December 31, 2013, of which $23.8 million was subject to certain restrictions under the senior secured credit agreement discussed below.

Net cash (used in) provided by operating activities was ($10.2) million and $15.1 million, respectively, for the three months ended March 31, 2014, and 2013, respectively. Net cash used by and provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation and deferred income taxes) and changes in working capital. Net income decreased $5.3 million to net loss of ($0.8) million for the three months ended March 31, 2014, from net income of $4.5 million for the comparable period in the prior year. Non-cash items for the three months ended March 31, 2014, increased $1.1 million to $10.5 million compared to non-cash items of $9.4 million in the same period of 2013. Working capital accounts used $19.9 million of cash for the three months ended March 31, 2014, and provided $1.2 million for the three months ended March 31, 2013. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory reflect day’s sales in receivables of 68 days at March 31, 2014, and 84 days at March 31, 2013, and inventory turns of 1.1 times as of March 31, 2014, and 1.2 times as of March 31, 2013.

Net cash used by investing activities was $3.7 million for the three months ended March 31, 2014, compared to $6.1 million for the three months ended March 31, 2013.

Net cash provided by (used in) financing activities was $10.1 million and ($5.9) million for the three months ended March 31, 2014, and 2013, respectively. During the three months ended March 31, 2014, and 2013, we made no repayments on our revolving debt. Our restricted cash balance usage decreased $12.6 million from ($8.1) million in the three months ended March 31, 2013, to cash provided by changes in restricted cash of $4.5 million in the three months ended March 31, 2014, primarily related to the cash received from the Blackstone escrow fund which was recorded in Restricted Cash in accordance with the credit facility. During the three months ended March 31, 2014, and 2013, we received proceeds of $5.5 million and $2.1 million, respectively, from the issuance of 263,575 shares and 113,965 shares, respectively, of our common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

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

As of March 31, 2014, our Term Loan Facility has been repaid in full and there was $20 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of March 31, 2014, and December 31, 2013, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. The effective interest rate on the Credit Facilities at March 31, 2014 and December 31, 2013 was 2.7%.

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

The Credit Agreement, as amended, requires us and Orthofix Holdings to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. We are in compliance with the affirmative and negative covenants as of March 31, 2014, and there were no events of default.

Certain of our subsidiaries have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Credit Facilities. The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company. Our domestic subsidiaries, as parties to the Credit Agreement, have access to these net assets for operational purposes. The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2014, and December 31, 2013, was $194.1 million and $192.0 million, respectively. In addition, the Credit Agreement restricts us and our subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings and its subsidiaries. The amount of restricted cash as of March 31, 2014, and December 31, 2013, was $19.3 million and $23.8 million, respectively.

At March 31, 2014, we had no outstanding bank borrowings and unused available line of credit of approximately €5.8 million ($8.0 million) under the line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

On May 8, 2013, the Company announced that its Board of Directors had authorized a share repurchase program in an amount up to $50 million. Repurchases began on May 10, 2013, consisting primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases are being made from cash on hand, cash generated from operations and additional borrowings. The timing of the transactions and the aggregate number of shares of common stock that will be ultimately repurchased under the repurchase program will depend on a variety of factors, including market conditions and the prices at which the securities are repurchased. The Company may discontinue repurchases without prior notice at any time if the Company determines additional repurchases are not warranted. During the fiscal quarter ended March 31, 2014, the Company made no repurchases. The Company has not made any further purchases between March 31, 2014, and the date hereof. To date, the Company has made total repurchases in an amount equal to $39.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations, cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of March 31, 2014, we had a currency swap in place to minimize foreign currency exchange risk related to a €28.7 million ($39.5 million translated at the March 31, 2014, foreign exchange rate) intercompany note. As of March 31, 2014, the fair value of the currency swap was approximately ($1.0) million and is recorded in other long-term liabilities.

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

As of March 31, 2014, $20 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 2.50%. The margin is adjusted based upon the measurement of the consolidated leverage ratio of our Company and our subsidiaries with respect to the immediately preceding four fiscal quarters. As of March 31, 2014, our effective interest rate on our Credit Facilities was 2.7%. Based on the balance outstanding under the Credit Facilities as of March 31, 2014, an immediate change of one percentage point in the applicable interest rate on the Revolving Credit Facility would cause a change in interest expense of approximately $0.2 million annually.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of March 31, 2014, we had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($31.9 million). We recorded a foreign currency loss during the three months ended March 31, 2014, of $0.1 million related to this un-hedged long-term intercompany note in accumulated other comprehensive income, which resulted from the strengthening of the U.S. dollar against the Euro during the period. For the three months ended March 31, 2014, we recorded a foreign currency gain of $0.1 million on the statement of operations resulting from gains and losses in foreign currency transactions.

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

Item 4. Controls and Procedures

Background of Restatement

In July 2013, members of our senior management brought certain information to the attention of the chair of the Audit Committee (“Audit Committee”) of our Board of Directors (the “Board”) that raised questions regarding whether we had properly recognized revenue under GAAP in connection with revenue from distributor sales that had been recorded in 2012 and 2011, including a significant return processed in the second quarter of 2013 relating to revenue recognized in 2012. On the recommendation of management and after discussion with our independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), the Audit Committee concluded, with the concurrence of the Board, that we would commence an independent review into these matters with the assistance of outside professionals engaged by the Audit Committee (the “Independent Review”).

On August 5, 2013, our Audit Committee concluded that certain revenues recognized during 2012 and 2011, upon further evaluation, should not have been recognized or should not have been recognized during the periods in which they were recognized. As a result of the foregoing, on August 5, 2013, our Audit Committee concluded that our previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2012, and December 31, 2011, as well as for the interim quarterly period ended March 31, 2013, should no longer be relied upon (the “Non-Reliance Period”). On August 6, 2013, our Board ratified the foregoing conclusion by our Audit Committee.

The Independent Review focused on the periods between January 1, 2010, and March 31, 2013, and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by our Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in our previously issued financial statements with respect to the Non-Reliance Period, as well as in our previously issued consolidated financial statements for the fiscal years ended December 31, 2010, 2009, 2008 and 2007.

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

We assessed the information derived from the Independent Review in making determinations with respect to appropriate accounting adjustments. These adjustments were reflected in our restated consolidated financial statements contained in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012, and our Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, and such determinations are consistent with the findings of the Independent Review (collectively, the “Restatement”). In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to our consolidated financial statements in connection with the restatement.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer (who became our principal financial and accounting officer in April 2014), we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2013, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the filing of the 2013 Form 10-K, our management, including our President and Chief Executive Officer and our then Chief Financial Officer, concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2013.

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

•	Revenue recognition practices for sales to our distributors. We have concluded that we recognized revenue in certain instances in advance of all revenue recognition criteria being met, and that our controls were not effective to reasonably ensure accurate recognition of revenue in accordance with GAAP for certain distributor sales transactions previously recorded by our domestic and international business units. In general, we did not establish and maintain procedures throughout the Company to reasonably ensure proper communication to, and assessment by, our finance and accounting department of deviations from contractually established terms, which included written or unwritten arrangements made with, or extra-contractual terms provided to, our distributors at the onset of the sale regarding extended payment terms, product return or exchange rights, and similar concessions agreed to subsequent to the initial sale (which were not memorialized by any formal contractual amendment). Such additional terms were not evaluated, or not evaluated correctly, and were not maintained or reflected in our customer sales files. In addition, our personnel were not adequately trained with respect to certain revenue recognition principles applicable under GAAP that may have led to appropriate consideration of the additional terms entered into outside of the written contractual terms.

•	Inventory reserves. Errors occurred in establishing our inventory reserves due to a design deficiency in our controls over the computation and recording of such reserves. Our method of calculating inventory reserves resulted in the misapplication of GAAP, which caused us to make adjustments in the restated consolidated financial statements. Specifically, our controls were not designed to detect that increases in our forecasted demand for products resulted in reductions in subsequent fiscal years to reserves previously recorded. ASC Topic 330 Inventory (specifically ASC 330-10-35-14) states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances, and our controls were not designed to prevent such mark ups due to increases in forecasted demand for products.

•	Foreign subsidiary oversight. Oversight of certain foreign subsidiaries was insufficiently designed to detect material misstatement of financial information. Specifically, while these entities were included in oversight activities similar to our other locations, we believe the design of our controls did not adequately address the additional risks associated with certain entities. These additional risks include: sales comprised of higher risk distributor revenues; no specific requirements for statutory audits that may detect inadequacies in our customer and business records; and a business culture where oral agreements were more common, resulting in contract terms that were less likely to be formally documented.

•	Manual journal entry control procedures. In connection with the completion of the audit for the fiscal year ended December 31, 2013, we determined that our controls over manual journal entries were not effective. Specifically, we determined that some manual journal entries were not supported with sufficient documentation, and that some manual journal entries were not adequately reviewed and approved.

Some of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements that led to the Restatement.

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

We are in the process of developing a plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have designed and plan to implement, and in some cases have already implemented, the specific remediation initiatives described below:

Management’s remediation plan with respect to controls over revenue recognition practices relating to our distributors:

•	We have enhanced our revenue recognition training materials for all sales personnel;

•	We are in the process of training sales management personnel (including senior-level management) pursuant to our updated revenue recognition training materials;

•	We have created and implemented an improved sales certification process to identify any sales with deviations from written sales contracts;

•	We have established and hired a new Senior Manager of Revenue position in our finance department, which we believe will bring additional revenue recognition expertise to address our more complex revenue transactions to help ensure that our revenue recognition policies are correctly applied; and

•	We are working to improve procedures with respect to the proper communication, approval, documentation and accounting review of deviations from written sales contracts.

Management’s remediation plan with respect to controls over the computation and recording of our inventory reserves:

•	We have enhanced controls over our model for determining inventory reserves to ensure that, once reserves are established in a fiscal year, subsequent write-ups based on demand are not recognized; and

•	We are implementing additional review of our inventory reserve analysis, including the involvement of both finance and operational executives, and more analysis of days inventory on hand at the product line level, which we expect to provide better controls to assess excess and obsolete inventory based on the current inventory on hand in relation to the demand forecast and related reserve.

Management’s remediation plan with respect to controls over foreign subsidiary oversight:

•	We have changed our structure so that all of our subsidiaries’ accounting functions now report to the VP, Controller within the corporate accounting function, which we believe will provide additional corporate-level oversight of their activities;

•	We have established and hired a Director of Controls and Process Improvement, whose primary duties are the design and implementation of internal control over financial reporting;

•	We have engaged a professional firm to perform testing and evaluation of our internal controls, and to assist us in designing and implementing additional financial reporting controls and financial reporting control enhancements; and

•	We are evaluating our accounting systems to determine appropriate enhancements.

Management’s remediation plan with respect to controls over manual journal entries:

•	We intend to implement a new accounting policy setting forth specific requirements regarding supporting documentation standards and review and approval procedures for manual journal entries, including specifying the types and levels of review to be performed based on specifically defined criteria associated with the nature and magnitude of manual journal entries; and

•	We intend to design and conduct training for the accounting group regarding manual journal entry preparation, documentation and review and approval procedures.

We believe the remediation steps outlined above, which in some cases have already been implemented, have improved and will continue to improve the effectiveness of our internal control over financial reporting. However, we have not completed all of the corrective processes and procedures identified above. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by our management, including the use of manual mitigating control procedures, and will employ any additional tools and resources deemed necessary to provide assurance that our financial statements continue to be fairly stated in all material respects. As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above. Our management does not expect to conclude that our disclosure controls and procedures are effective until our efforts to remediate the material weaknesses in our internal control over financial reporting described above have been in effect for a period of time sufficient to provide reasonable assurance to our management of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

Other than as described above (including the material weakness related to controls over manual journal entries that we determined exists in connection with the completion of the audit for the fiscal year ended December 31, 2013), there have not been any changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain outstanding legal proceedings, investigations and claims. These matters are described in the 2013 Form 10-K. As of March 31, 2014, there had been no material developments in these matters since the filing of the 2013 Form  10-K.

Item 1 A . Risk Factors

As of March 31, 2014, there had been no material changes to our risk factors from the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases Made in the Quarter

Under our stock repurchase program, repurchases are being made from time to time in the open market based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2014, there were no stock repurchases.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased under Approved Stock Repurchase Program	Maximum Dollar Value of Shares Yet to be Purchased under Approved Stock Repurchase Program
May 2013	515,865	$26.64	515,865	$36,269,366
June 2013	472,650	$27.77	988,515	$23,131,669
July 2013	449,063	$28.04	1,437,758	$10,505,778

Total for period ending March 31, 2014	1,437,578	$27.55	1,437,758	$10,505,778

Item 6. Exhibits

10.1	Amendment No. 1 to Employment Agreement, entered into on February 27, 2014, by and between Orthofix Inc. and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed March 4, 2014 and incorporated herein by reference).

10.2*	Employment Agreement, dated November 26, 2013, by and between Orthofix AG and Davide Bianchi.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Interim Chief Financial Officer.

101*	The following materials from the Orthofix International N.V. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Date: May 8, 2014	By:	/s/ Bradley R. Mason
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer

Date: May 8, 2014	By:	/s/ David E. Ziegler
	Name:	David E. Ziegler
	Title:	Interim Chief Financial Officer