Form 10-K/A
period 2013-12-31
ORTHOFIX INTERNATIONAL N V
filed 2015-03-31
CIK 884624

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 28, 2013, as reported by the Nasdaq Global Select Market, was approximately $497.5 million.

As of March 27, 2015, 18,754,831 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement filed with the Commission on April 30, 2014 in connection with the 2014 Annual General Meeting of Shareholders are incorporated by reference in Part III of this report.

Orthofix International N.V.

Form 10-K/A for the Year Ended December 31, 2013

Explanatory Note

Orthofix International N.V. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we,” “us,” or “our”) is filing this amendment (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed on March 31, 2014 (the “Original Form 10-K”). The Original Form 10-K reflected and described the effects of the restatement of the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2012 and 2011. In addition, the Original Form 10-K included restated consolidated financial information for the fiscal years ended December 31, 2010 and 2009 in Part II, Item 6, “Selected Financial Data.” The error corrections contained in these restated financial statements, which we refer to herein as the “Original Restatement,” were prepared following an independent review by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors into certain accounting matters (the “Independent Review”), which is further described herein.

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain manual journal entries with respect to the previously filed financial statements contained in the Original Form 10-K were not properly accounted for under U.S. generally accepted accounting principles (“U.S. GAAP”). As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014 and other prior periods. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed consolidated financial statements for these periods (including those contained in the Original Form 10-K) should no longer be relied upon. Contemporaneously with the filing of this Form 10-K/A, the Company is filing (i) an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q/A”), which amendment contains restated consolidated interim financial statements for the fiscal quarters ended March 31, 2014 and 2013, and (ii) its delayed Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”) and September 30, 2014 (the “2014 Third Quarter Form 10-Q”), which contain restated consolidated interim financial statements for the fiscal quarters ended June 30, 2013 and September 30, 2013, respectively. The corrections of the additional errors in this Form 10-K/A and the 2014 First Quarter Form 10-Q/A are referred to herein as the “Further Restatement.”

Description of the Further Restatement

The errors corrected by the Further Restatement are as follows:

•	A majority of revenue from the Company’s BioStim SBU is derived from third parties, which is subject to change due to contractual adjustments related to commercial insurance carriers, and may include certain patient co-pay amounts. The Company previously recorded certain co-pay and self-pay amounts as revenue with estimated uncollectible portions being recognized as bad debt expense. Given the collectability of co-pay and self-pay amounts was not reasonably assured, the conditions for revenue recognition had not been met and revenue for those amounts should not have been recognized until collected. Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $2.2 million, $9.0 million and $6.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, and $1.4 million for the fiscal quarter ended March 31, 2014. Additionally, there was $1.4 million in the fiscal quarter ended March 31, 2014 related to contractual amounts from commercial insurance carriers which was incorrectly classified to bad debt expense rather than a reduction of revenue, for a total reduction to bad debt and revenue of $2.8 million for the fiscal quarter ended March 31, 2014. These adjustments have no effect on net income from continuing operations or net income in those periods.

•	Certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. As a result, sales and marketing expense was understated by approximately $1.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, and overstated by approximately $2.1 million for the fiscal year ended December 31, 2011.

•	As part of analyzing collections experience on accounts receivable, the Company identified that it had incorrectly considered certain deferred revenue amounts included in gross accounts receivable when calculating estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, incorrectly assumed that some percentage of deferred amounts would be collected, rather than fully deferring these amounts. Adjustments to correct this error resulted in a net decrease in operating income of $0.7 million and $0.2 million for the fiscal years ended December 31, 2013 and 2011, respectively, and a net increase in operating income of $2.1 million for the fiscal year ended December 31, 2012, as well as a net decrease in operating loss of $1.5 million for the fiscal quarter ended March 31, 2014.

•	As part of the Original Restatement, the Company made certain corrections to prior period excess and obsolete inventory reserves. The effect of these corrections was not considered when determining the adjustments needed to eliminate intercompany profits from inventories in the Original Restatement. Adjustments to correct this error resulted in an increase to cost of sales of $1.1 million, $0.2 million and $0.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $3.0 million for the fiscal quarter ended March 31, 2014.

•	As part of the remediation activities that followed the Original Restatement, the Company expanded its procedures in the second quarter of 2014 to validate the existence of field inventory held by independent sales representatives and noted that, in many cases, this inventory had higher rates of missing inventory (“shrinkage”) than previously estimated. To determine whether these higher error rates were pervasive across its field inventory, the Company counted approximately 90% of its field inventory during the third and fourth fiscal quarters of 2014. These counts resulted in the identification of errors relating to previous estimates of shrinkage. Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.4 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $0.2 million for the fiscal quarter ended March 31, 2014.

•	In connection with its remediation efforts associated with the material weakness noted in the Original Restatement related to inventory reserves, the Company concluded that it was not appropriately calculating inventory reserves, including its consideration of demand assumptions for “kits”, which contain a variety of “piece part” components to be used during surgery as well as inventory held by third parties under inventory purchase obligations. Adjustments to correct this error resulted in an increase to cost of sales of $3.2 million, $1.5 million and $0.1 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $2.4 million for the fiscal quarter ended March 31, 2014.

In addition to the adjustments described above, the Company is correcting certain other items. The impact of correcting these items results in a decrease to income tax expense of $0.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, to correct an income tax payable error that was recorded during the Original Restatement; these adjustments are separate from the tax effect of the errors described above.

In the aggregate, the remaining additional adjustments resulted in a decrease to loss before income taxes of $1.1 million for the fiscal year ended December 31, 2013, a decrease to income before income taxes of $0.1 million for the fiscal year ended December 31, 2012 and a increase to loss before income taxes of $0.7 million for the fiscal year ended December 31, 2011, as well as a decrease to loss before income taxes of $1.6 million for the fiscal quarter ended March 31, 2014.

In the aggregate, the cumulative effect of these adjustments on opening 2011 retained earnings was a decrease of $12.6 million. See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A for further details.

Items Amended by the Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the Further Restatement. Specifically, the following items included in the Original Form 10-K are amended by this Form 10-K/A:

•	Part I, Item 1, Business

•	Part I, Item 1A, Risk Factors

•	Part II, Item 6, Selected Financial Data

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part II, Item 9A, Controls and Procedures

•	Part IV, Item 15, Exhibits and Financial Statement Schedules

The errors corrected by both the Original Restatement and the Further Restatement are further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A.

Other than this Form 10-K/A and the Amended 2014 First Quarter Form 10-Q, we do not intend to file any other amended reports in connection with the Further Restatement. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Form 10-K/A and the Amended 2014 First Quarter Form 10-Q, as applicable.

Other than with respect to matters related to the Further Restatement (including consequences of the Company’s delay in filing the 2014 Second Quarter Form 10-Q and 2014 Third Quarter Form 10-Q), this Amendment generally does not reflect events that have occurred after March 31, 2014, the filing date of the Original Form 10-K, or modify or update the disclosures presented in the Original Form 10-K, except to reflect the effects of such matters. Accordingly, this Amendment should be read in conjunction with (i) the Company’s Current Reports on Form 8-K filed with the Commission since March 31, 2014, (ii) the Amended 2014 First Quarter Form 10-Q, (iii) the 2014 Second Quarter Form 10-Q and (iv) the 2014 Third Quarter Form 10-Q.

The Company’s current Chief Executive Officer and the Chief Financial Officer have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Form 10-K/A. These certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Internal Control Considerations

In connection with the Further Restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 201 3 based on the framework in “Internal Control- Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management confirmed that the material weaknesses described in the Original Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Further Restatement. In addition, the re-evaluation concluded that two additional material weaknesses existed related to (i) the calculation of our accounts receivable reserve, and (ii) the oversight of field inventory held by our independent sales representatives, which also contributed to the Further Restatement.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, ”Controls and Procedures” of this Amendment.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of March 31, 2014, the date on which the Original Form 10-K was filed, unless it is specifically otherwise stated to be made as of a different date, or refers to matters related to the Further Restatement (including consequences of the Company’s delay in filing the 2014 Second Quarter Form 10-Q and the 2014 Third Quarter Form 10-Q). We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading Risk Factors, to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the Audit Committee review and financial restatements described herein and related legal proceedings (including potential action by the Division of Enforcement of the SEC and pending securities class action litigation), the Company’s review of allegations of improper payments involving the Company’s Brazil-based subsidiary (which review is described in Part I, Item 3, “Legal Proceedings”), the Company’s previous and current non-compliance with certain Nasdaq Stock Market LLC listing rules, and related pending hearings proceedings in connection therewith, the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit) (as further described in Part I, Item 3, “Legal Proceedings”) and other reports that we will file in the future), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file in the future.

PART I

Item 1.	Business

In this report, the terms “we,” “us,” “our,” “Orthofix,” “the Company” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a diversified, global medical device company focused on developing and delivering innovative repair and regenerative solutions to the spine and orthopedic markets. Our products are designed to address the lifelong bone-and-joint health needs of patients of all ages, helping them achieve a more active and mobile lifestyle. We design, develop, manufacture, market and distribute medical devices used principally by musculoskeletal medical specialists for spine and orthopedic applications. Our main products are spinal implant products, human cellular and tissue based products (“HCT/P products”) used in surgical procedures, non-invasive regenerative stimulation products used to enhance bone growth and the success rate of spinal fusions and to treat non-union fractures, and external and internal fixation devices used in fracture repair, limb lengthening and bone reconstruction. Our products also include bone cement and devices for removal of bone cement used to fix artificial implants.

We have administrative and training facilities in the United States (“U.S.”), Brazil, the United Kingdom, France, Germany, Puerto Rico and Italy and manufacturing facilities in the U.S. and Italy. We directly distribute our products in the U.S., the United Kingdom, Italy, Germany, Switzerland, Austria, France, Belgium, Brazil, Australia, and Puerto Rico. In several other markets we distribute our products through independent distributors.

Orthofix International N.V. is a limited liability company operating under the laws of Curaçao. The Company was formed on October 19, 1987 under the laws of the Netherlands Antilles, with the principal executive office in the Netherlands Antilles on the island of Curaçao. Curaçao became a separate and autonomous country on October 10, 2010. Our executive offices in Curaçao are located at 7 Abraham de Veerstraat, Curaçao. Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Proxy Statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this report. Our Internet website is located at http://www.orthofix.com. Our SEC filings are also available on the SEC Internet website at http://www.sec.gov.

Business Segments

Our segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, Spine Fixation, and supported by Corporate activities. These SBUs represent the segments for which our Chief Executive Officer, who is our Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information has been prepared based on our four SBU’s reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). The devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology which is supported by strong basic mechanism of action data in the scientific literature as well as strong level one randomized controlled clinical trials in the medical literature. Current research and clinical studies are also underway to identify potential new clinical indications.

Biologics

The Biologics SBU provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, sales, representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with Musculoskeletal Transplant Foundation (“MTF”) allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

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

BioStim: Provide osteogenesis stimulation devices that deliver noninvasive treatment for promoting healing in fractured bones and spinal fusions. Our key initiatives are:

•	Invest in basic science, clinical and evidence-based research to support broader indications for our stimulation products;

•	Enhance our customer service and physician interaction through automation;

•	Leverage our leadership in spinal osteogenesis stimulation to increase our market share in appendicular osteogenesis stimulation; and

•	Invest in product development for next generation osteogenesis technology.

Biologics: Provide a portfolio of regenerative tissues that provide physicians with additional surgical options that augment their surgical procedures and results. Our key initiatives are:

•	Continually add to the current distribution by targeting field of use distribution and other business units’ customers, relationships, and hospital access;

•	Penetrate new and un-tapped Orthopedics fields of use such as: Trauma, Joint Revisions and Craniomaxillofacial; and

•	Continue to convert existing Trinity Evolution® business to our newest state of the art product, Trinity ELITE®™.

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

Spine Fixation: Provide a portfolio of surgical products that allow physicians to successfully treat a variety of spinal conditions. Our key initiatives are:

•	Rationalize our cost structure to increase the margin contribution of this business;

•	Achieve higher average selling prices through discount sharing with our sales force, contracting expertise and new product introductions; and

•	Increase new product introductions through product acquisitions and an improved and more prolific new product development process.

Other Financial and Business Initiatives:

•	Continue to identify, recruit and hire highly talented and experienced commercial and corporate leaders;

•	Expand our geographic sales coverage to high priority countries and U.S. territories where we currently have little or no presence;

•	Drive sales in the U.S. by expanding our integrated delivery networks, group purchasing organizations and regional hospital system commercial contracting team and expertise;

•	Invest in a reimbursement strategy and team dedicated to addressing the requirements of third party payors. This team will be supported with evidence-based clinical research and cost effectiveness studies coordinated by our research team;

•	Continue to enhance physician relationships through extensive product education and training programs; and

•	Achieve more effective and efficient business processes and controls throughout the organization.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

External Net Sales By SBU:

The table below presents external net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees.

	External Net Sales by SBU Year ended December 31,
	2013		2012		2011
(U.S. Dollars in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
	(Restated)		(Restated)		(Restated)
BioStim	$145,085	36%	$174,562	40%	$181,736	42%
Biologics	53,746	14%	53,731	12%	42,911	10%
Extremity Fixation	103,359	26%	112,011	25%	119,504	27%
Spine Fixation	95,421	24%	99,885	23%	91,368	21%

Total Net Sales	$397,611	100%	$440,189	100%	$435,519	100%

Additional financial information regarding our business segments can be found in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in Item 8 under the heading “Financial Statements and Supplementary Data.”

Products

Our revenues are generally derived from the sales of products and marketing service fees in four SBUs, BioStim, Biologics, Extremity Fixation (which is comprised of bone repair products unrelated to the spine), and Spine Fixation (which is comprised of our spine repair implants), and which accounted for 36%, 14%, 26%, and 24%, respectively, of our total net sales in 2013. Marketing service fee sales is comprised of fees earned for the marketing of tissue forms including Trinity Evolution®, Trinity ELITE® and VersaShield™.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application
BioStim Solutions

Cervical-Stim®	PEMF non-invasive cervical spine regenerative stimulator used to enhance bone growth

Spinal-Stim®	PEMF non-invasive lumbar spine regenerative stimulator used to enhance bone growth

Physio-Stim®	PEMF long bone non-invasive regenerative stimulator used to enhance bone growth in non-union factures

Biologic Solutions

Alloquent® Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Trinity ELITE®	A fully moldable allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

Trinity Evolution®	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

VersaShield™	A thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands

Collage™ Synthetic Osteoconductive Scaffold	A bone void filler

Extremity Fixation Solutions

Fixation	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus™, XCaliber®™ and Gotfried P.C.C.P®

Eight-Plate Guided Growth System®	Treatment for bowed legs or knock knees of children

LRS Advanced Limb Reconstruction System®	External fixation for lengthenings and corrections of deformity

TrueLok™	Ring fixation system for limb lengthening and deformity correction

TL-HEX™ TrueLok™ Hexapod System® (TL-HEX™)	Hexapod external fixation system for trauma and deformity correction with associated software

Galaxy Fixation™ System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps.

PREFIX®™ and PREFIX®™ 2	External fixation range for temporary fixation of fractures in trauma

VeroNail® Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail® Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Cemex®	Bone cement

OSCAR™	Ultrasonic bone cement removal

Centronail® Ankle Compression Nailing System (ACN)	A differentiated solution for hindfoot fusions

Contours™ Lapidus Plating System (LPS)	A plate design contoured specifically for a tarsometatarsal (“TMT”) fusion

Contours PHP Proximal Humerus Plate™® (PHP)	An innovative plating solution for fraction fixation of the proximal humerus.

Contours VPS Volar Plating System™ VPS™ III	The 3rd generation of plates to treat distal radius fractures.

Product	Primary Application
Spine Fixation Solutions

3°™ /Reliant® Anterior Cervical Plating Systems	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark® Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent® LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

Tempus™ Cervical Plate	A cervical plating system implanted during anterior cervical spine fusion procedures

NewBridge® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

Construx® Mini PEEK Spacer System	Smaller, unibody versions of the Construx PEEK VBR System, implanted as a cervical interbody or partial vertebrectomy solution

CONSTRUX®Mini PTC™ PEEKTI Composite Spacer System™	A cervical interbody with porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics.

Construx® PEEK VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

NGage® Surgical Mesh System	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

PILLAR® PL & TL PEEK VBR System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Transforaminal Lumbar Interbody Fusion (“TLIF”) procedures

FORZA®™ Spacer System	PLIF and TLIF procedures

PILLAR® AL PEEK Partial VBR System	An intervertebral body fusion device for Anterior Lumbar Interbody Fusion (“ALIF”) procedures

PILLAR® SA PEEK Spacer System	An intervertebral body fusion device that incorporates screw fixation to optimize implant stability

Firebird® Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

Firebird® Deformity Correction System	An extension to the Firebird TM Spinal Fixation System which provides additional instrument and implant options for complex thoraco-lumbar spine procedures

Phoenix®™ Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird Spinal Fixation System designed to be implanted during a posterior thoraco-lumbar spine fusion procedure

SFS ™ Spinal Fixation System	A system of screws, hooks, rods, spacers, staples, washers, dominos, lateral offsets, cross-connectors which provides simple, reliable and comprehensive stabilization solution for spinal non-cervical fixation

ICON™ Spinal Fixation System	Multi axial pedicle screws, mono axial pedicle screws, reduction screws, set screws, multi-axial bodies, offset bodies, cross connectors and rods that allow the surgeon to build a spinal implant construct. The ICON ™ Module Spinal Fixation System is intended for posterior, non-cervical pedicle fixation

SambaScrew®	A minimally invasive screw system that is intended for fixation of sacroiliac joint disruptions in skeletally mature patients

ProView™ Minimal Access Portal (“MAP”) System	An instrument system for minimally invasive posterior lumbar spinal fusion, including tubular and expandable retractors, a percutaneous screw delivery system and the ONYX ™ System for Disc removal and interbody space preparation

Unity® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

We have proprietary rights in all of the above products with the exception of Cemex®, Eight-Plate Guided Growth System® and Contour VPS®. We have the exclusive distribution rights for the Cemex® in Italy and for the Eight-Plate Guided Growth System® and Contour VPS® worldwide.

We have numerous trademarked products and services including but not limited to the following: Orthofix®, Blackstone®, Spinal-Stim®, Cervical-Stim®, Origen™ DBM, 3°™, Reliant™, Hallmark®, Firebird™, Ascent®, Construx®, Unity®, NGage®, Newbridge®, Trinity ELITE®, Trinity Evolution®, PILLAR™, Alloquent®, ProView™, ProCallus®, XCaliber™, VeroNail®, Centronail®, PREFIX™, Gotfried P.C.C.P®, Physio-Stim®, TrueLok™, Galaxy Fixation™ System and TL-HEX™.

BioStim

Spinal Regenerative Solutions

Regenerative stimulators used in spinal applications are designed to enhance bone growth and the success rate of certain spinal fusions by stimulating the body’s own natural healing mechanism post-surgically. These non-invasive portable devices are intended to be used as part of a home treatment program prescribed by a physician.

We offer two spinal regenerative stimulation devices, Spinal-Stim® and Cervical-Stim®, through our subsidiary, Orthofix Inc. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. Research data shows that our PEMF signal induces mineralization and results in a process that stimulates new regeneration at the spinal fusion site. We have sponsored independent research at the Cleveland Clinic, New York University and University of Medicine and Dentistry of New Jersey, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and efficacy of healing. From this effort, a total of six studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic allowing for characterization and visualization of the Orthofix PEMF waveform is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data along with additional clinical data could represent new indicator opportunities for our regenerative stimulation solutions.

Some spine fusion patients are at greater risk of not achieving a solid fusion of new bone around the fusion site. These patients typically have one or more risk factors such as smoking, obesity or diabetes, or their surgery involves the revision of a failed fusion or the fusion of multiple levels of vertebrae in one procedure. For these patients, post-surgical regenerative stimulation has been shown to significantly increase the probability of fusion success. Spinal-Stim® is a non-invasive spinal fusion stimulator system commercially available in the U.S. since 1990 and approved in Europe. Spinal-Stim® is designed for the treatment of the lower thoracic and lumbar regions of the spine. The device uses proprietary technology and a wavelength to generate a PEMF signal. The U.S. Food and Drug Administration (the “FDA”) has approved Spinal-Stim® as a spinal fusion adjunct to increase the probability of fusion success and as a non-operative treatment for salvage of failed spinal fusion at least nine months post-operatively.

Our Cervical-Stim® stimulator product remains the only FDA-approved bone growth stimulator on the market indicated for use as an adjunct to cervical (upper) spine fusion surgery in patients at high-risk for non-fusion. The FDA approved this device in 2004, and it has been commercially available in the U.S. since 2005.

Orthopedic Regenerative Solutions

Our Physio-Stim® regenerative stimulator products use PEMF technology similar to that described previously in the discussion of our spine stimulators. The primary difference is that the Physio-Stim® physical configuration is designed for use on long bones.

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

Regenerative Solutions

Our premier biologics tissues include Trinity ELITE® and Trinity Evolution®, which are allografts that contain viable cells and are used during surgery in the treatment of musculoskeletal defects for bone reconstruction and repair. These allografts are intended to offer a viable alternative to an autograft procedure; harvesting autograft adds risk of an additional surgical procedure and related patient discomfort in conjunction with a repair surgery.

To offer structural support and facilitate bone growth in spine fusion procedures we offer a full line of Alloquent® allograft structural spacers derived from human cadaveric bone. These spacers are used to restore the height lost between vertebral bodies when discs are removed in fusion procedures and to facilitate spine fusion.

We market Collage™, as an osteoconductive scaffold and a bone graft substitute product. The product is a combination synthetic bone graft substitute comprised of beta tri-calcium phosphate and type 1 bovine collagen.

We market VersaShield™, a thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands. Amniotic tissue forms derived from donated human placenta are used in a wide variety of applications and are valued for their healing properties, scar reduction and anti-adhesion characteristics. VersaShield™ is derived from the human placental layers amnion and chorion; these thin elastic membranes allow the tissue to conform to the surface of the surgical site.

We receive a marketing fee through our collaboration with MTF for Trinity Evolution®, Trinity ELITE®, and VersaShield™. Under our Agreements with MTF, MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. We have exclusive worldwide rights to market our Trinity Evolution® and Trinity ELITE® technologies, and market our VersaShield™ under a private label brand via a non-exclusive marketing agreement for the tissue form.

To date, our Biologics are offered only in the U.S. market due in part to restrictions in providing U.S. human donor tissue in other countries.

Extremity Fixation

The medical devices offered in our Extremity Fixation SBU include both internal and external fixation solutions for extremity repair and deformity correction, both for adults and pediatrics.

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

The Limb Reconstruction System (“LRS”) uses callus distraction to lengthen bone in a variety of procedures. It can be used in monofocal lengthening and corrections of deformity. Its multifocal procedures include bone transport, simultaneous compression and distraction at different sites, bifocal lengthening and correction of deformities with shortening. In 2009, improvements on size, flexibility and ease of use were implemented for the release of the LRS Advanced Limb Reconstruction System®.

Our newest external fixation product, Galaxy Fixation™, which was released in 2012, incorporates a streamlined combination of clamps with both pin-to-bar and bar-to-bar coupling capabilities that provide a complete range of applications and reduces inventory. It also includes specific units for the elbow, shoulder and wrist. While the rigidity and stability allows for use in definitive fixation, the design also addresses the need for rapid stabilization needed for temporary fixation in large trauma centers.

The TrueLok™ Ring Fixation System is a surgeon-designed, lightweight external fixation system for limb lengthening and deformity correction. In essence, a ring fixation construct consists of circular rings and semi-circular external supports centered on the patient’s limb and secured to the bone by crossed, tensioned wires and half pins. The rings are connected externally to provide stable bone fixation. The main external connecting elements are threaded rods, linear distractors, or hinges and angular distractors which allow the surgeon to adjust the relative position of rings to each other. The ring positions are manipulated either acutely or gradually in minute increments to perform the correction of the deformity, limb lengthening, or bone segment transportation as required by the surgeon. Created with pre-assembled function blocks, we believe TrueLok is a simple, stable, versatile ring fixation system superior to currently available competitor devices.

Building on the TrueLok brand, in the international markets, TL-HEX™ TrueLok Hexapod System®, was released in 2012. TL-HEX™ is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok™ frame. In essence, the system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings’ position is adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All components of the TL-HEX™ are compatible with the TrueLok Ring Fixation System; therefore external supports from both systems can be connected to each other when building fixation blocks. All the basic components from the TrueLok Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates as well as other assembly components and instrumentation) should be utilized with the TL-HEX™. As with any other hexapod-type external fixator, for successful application of the TL-HEX™ an associated software is also available (www.tlhex.com).

Another one of our external fixation devices is the XCaliber®™ fixator, which is made from a lightweight radiolucent material and provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures. The radiolucency of XCaliber®™ fixators allows X-rays to pass through the device and provides the surgeon with improved X-ray visualization of the fracture and alignment. These three configurations cover a broad range of fractures. The XCaliber®™ fixators are provided pre-assembled in sterile kits to decrease time in the operating room.

Our proprietary XCaliber®™ bone screws are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue and improves bone grip. Other screws in this proprietary line do not include the hydroxyapatite coating, but offer different advantages such as patented thread designs for better adherence in hard or poor quality bone. We believe we have a full line of bone screws to meet the demands of the market. Adding to the XCaliber®™ bone screw product line are also cylindrical screws first released for the US market and which we expect will be following in international markets. The type of screw is geared towards the trauma applications of the Galaxy Fixation™ System.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone which requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arms and legs, i.e., humerus, femur and tibia. Alternatively, a plate is attached by screws to an area such as a broken wrist, hip or foot. Examples of our internal fixation devices include:

•	The Centronail® Titanium Nailing System is designed to stabilize fractures in the femur, tibia, supracondylar and humerus. The main advantages are, it is made of titanium, offers improved mechanical distal targeting and instrumentation and has a design which requires significantly reduced inventory.

•	The Centronail® Ankle Compression Nail from Orthofix is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails. This product was released in the US market in 2012.

•	The VeroNail® marks Orthofix’s entry into the intramedullary hip nailing market. Designed for use in hip fractures, it provides a minimally-invasive screw and nail design intended to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

•	The Contours LPS™ (Lapidus Plating System) in the US. This system is intended for the correction of moderate to severe forefoot hallus valgus (HV), accompanying bunions and associated instability. The Lapidus Plating System consists of plates, screws and instrumentation. The anatomical plates are low-profile, titanium, (left and right) designed specifically for 1st metatarsocuneiform joint arthrodesis allowing compression across the joint achieved through a delta-shaped hole and compression screws. Lapidus System screws are titanium, low-profile and self-tapping, and include locking, non-locking, and bone compression screws in a variety of lengths. Instrumentation includes a threaded drill guide, drill bits, depth gauge, screw sleeve, ratcheting AO wrench, and plate bender.

In addition to the treatment of bone fractures, we also design, manufacture and distribute devices intended to treat congenital bone conditions, such as angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma. An example of a product offered in this area include the Eight-Plate Guided Growth System®.

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

Our products provide a wide array of implants designed for use primarily in cervical, thoracic and lumbar fusion surgeries. These implants are made of metal, bone, or PEEK. The majority of implants offered by our products are made of titanium metal. This includes the 3°™, Reliant™ and Hallmark® cervical plates. Additionally, the Spinal Fixation System (“SFS”), the Firebird®™ Spinal Fixation Systems, the Phoenix®™ Minimally Invasive Spinal Fixation System, the Ascent® and Ascent® LE POCT Systems are sets of rods, crossbars and screws which are implanted during posterior fusion procedures. The Firebird ™ Modular and pre-assembled Spinal Fixation System are designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with our product ProView®™ MAP System. We also offer specialty plates that are used in less common procedures, and as such, are not manufactured by many device makers. These specialty plates include the Newbridge® Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, as well as the Unity® plate which is used in anterior lumbar fusion procedures.

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

In 2013, 2012 and 2011 we incurred $26.8 million, $28.6 million and $22.9 million, respectively, of research and development expense.

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

Corporate Compliance and Government Regulation

Corporate Compliance and Ethics Program

We have a comprehensive compliance program, which we branded the Integrity Advantage™ Program, which is overseen by our Chief Compliance Officer throughout our Company. It is a fundamental policy of our Company to conduct business in accordance with the highest ethical and legal standards. Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout our domestic and international businesses.

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

In addition, our Biologics business markets tissue for bone repair and reconstruction under the brand names Trinity Evolution® and Trinity ELITE® which are allogeneic, cancellous bone matrices containing viable stem cells. We believe these allografts are properly classified under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug. We believe they are regulated under Section 361 of the Public Health Service Act and C.F.R. Part 1271. Biologics also distributes certain surgical implant products known as “allograft” products which are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. We believe that these tissues are properly classified by the FDA as minimally-manipulated tissue and are covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers of the Trinity Evolution®, Trinity ELITE® and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a description of these risks, see Item 1A Risk Factors.

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

On February 1, 2013, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule which makes information publicly available about payments or other transfers of value from certain manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”), defined as applicable manufacturers, to physicians and teaching hospitals, which are defined as covered recipients. Called the “National Physician Payment Transparency Program: Open Payments,” this is one of many steps in the Affordable Care Act designed to create greater transparency in health care markets.

The final rule, which implements Section 6002 of the Affordable Care Act, also makes information publicly available about physician (or immediate family members of a physician) ownership or investment interests in applicable manufacturers and group purchasing organizations (“GPOs”).

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

Strategic Business Units

Our revenues are generally derived from the sales of products in four SBUs, BioStim, Biologics, Extremity Fixation, and Spine Fixation which accounted for 36%, 14%, 26%, and 24%, respectively, of our total net sales in 2013.

Sales, Marketing and Distributor Network

We have established a broad distribution network comprised of direct sales representatives and distributors. This established distribution network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in over 50 countries.

In our largest market, the U.S., our sales, marketing and distribution network is comprised of several sales forces addressing different business units. The BioStim SBU for regenerative stimulation products is addressed by a hybrid distribution network of direct sales representatives and independent distributors. The Biologics SBU is addressed primarily by an independent distribution network supplemented by some direct sales representatives. The Extremity Fixation SBU is addressed by a hybrid distribution network of both direct sales representatives and distributors. The Spine Fixation SBU is addressed primarily by an independent distribution network.

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

Marketing and Product Education

We seek to market our products principally to medical professionals and GPOs, which are organizations that contract on a large scale. We believe there is a developing focus on marketing to GPOs and large national accounts that reflects a trend toward large scale procurement efforts in the healthcare industry.

We support our sales force through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages using printed, video and multimedia formats.

To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the Eucomed Code guidelines, we organize monthly multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America and the Orthofix Institute for Research, Training and Education in the North American Operations and Training Center in Lewisville, Texas. The Orthofix Institute is a state of the art facility which features a lecture room, classroom, workshop and 7-station bioskills laboratory. In 2013, these product education seminars were attended by over 2,500 surgeons around the world; seminars included a variety of lectures from specialists as well as demonstrations and hands-on workshops. Each year many of our sales representatives and distributors independently conduct basic courses in product application for local surgeons. We also provide sales training at our training center in Lewisville, Texas and in regional locations throughout the world. Additionally, we have implemented a web-based sales training program, which provides ongoing education for our sales representatives.

Competition

Our regenerative stimulation products, which are part of our Biologics and BioStim SBU’s, compete principally with similar products marketed by Biomet Spine, a business unit of Biomet, Inc; DJO Incorporated; and the Exogen product line owned by Smith and Nephew plc. and Essex Woodlands, a private equity firm. Our spinal implant, HCT/P products, and Trinity Evolution® and Trinity ELITE®, HCT/Ps from which we derive marketing fees, compete with products marketed by Medtronic, Inc.; DePuy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer, Inc.; NuVasive, Inc.; Biomet Spine; and various smaller public and private companies. For external and internal fixation devices, our principal competitors include DePuy Synthes; Zimmer, Inc.; Stryker Corp.; Smith & Nephew plc; and Biomet Orthopedics, a business unit of Biomet, Inc.

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

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation and orthopedic products, and subcontract the manufacture of a substantial portion of the component parts. We design and develop our spinal implant and Alloquent® Allograft HCT/Ps, but subcontract their manufacture and packaging. Through subcontracting, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education and marketing as well as quality assurance standards. Although certain of our key raw materials are obtained from a single source, we believe alternate sources for these materials are available. Further, we believe an adequate inventory supply is maintained to avoid product flow interruptions. We have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

Trinity Evolution® and Trinity ELITE®, HCT/Ps for which we have exclusive marketing rights, are allograft tissue forms that are supplied to customers by MTF in accordance with orders received directly from us. MTF sources, processes and packages the tissue forms and is the sole supplier of Trinity Evolution® and Trinity ELITE® to our customers.

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

Capital Expenditures

We incurred tangible and intangible capital expenditures in the amount of $29.7 million, $28.8 million and $25.8 million in 2013, 2012 and 2011, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds and product instrument sets. In 2013, we invested $29.7 million in capital expenditures of which the most significant item was $17.3 million related to instrumentation and tooling. As of March 31, 2014 we planned to invest approximately $24.3 million in capital expenditures during 2014 to support the planned expansion of our business. We expect these capital expenditures to be financed principally with cash generated from operations.

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

In addition to the other information contained in this report and the exhibits hereto, you should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this report.

Expenses relating to or arising from the Audit Committee’s review of certain accounting matters, including diversion of management’s time and attention, may adversely affect our business and results of operations.

In July 2013, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the restatement of our consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and the restatement of our condensed consolidated financial statements at March 31, 2013, as well as the correction of similar errors in prior periods. As a result of this review and the restatement, the filings of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013 were delayed until March 2014 and the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 was delayed until March 31, 2014.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this report, our management, with the participation of our current President and Chief Executive Officer and our Chief Financial Officer, has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2013 related to revenue recognition practices for sales to the Company’s distributors, accounts receivable reserves, inventory reserves, inventory existence, foreign subsidiary oversight and manual journal entry control procedures. Some of these material weaknesses resulted in material misstatements in our previously filed annual audited and interim unaudited consolidated financial statements.

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

We did not file a Quarterly Report on Form 10-Q within the timeframe required by the SEC for each of the quarterly periods ended June 30, 2013, September 30, 2013, June 30, 2014 and September 30, 2014. In addition, our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”) currently is delinquent, and is not expected to be filed until April 2015. Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Even if we maintain compliance with our SEC reporting obligations prospectively, until one year from the date we regain and maintain status as a current filer, we will be ineligible to use shorter and less costly filing forms, such as Form S-3, to register our securities for sale. We may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We have not been in compliance with Nasdaq Stock Market LLC’s requirements for continued listing and, as a result, our common stock may be delisted from trading on Nasdaq, which could have a material effect on us and our shareholders.

As a result of the accounting review that led to the Original Restatement, we were delinquent in the filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 30, 2013, which caused us to be out of compliance with the rules of the Nasdaq Stock Market LLC (“Nasdaq”) and subject to having our stock delisted from trading on Nasdaq. In connection with our completion of the Original Restatement in March 2014, a Nasdaq Hearings Panel determined on April 1, 2014 that we had regained compliance with Nasdaq’s listing rules. However, as a result of the delay of the filing of the 2014 Second Quarter Form 10-Q, the 2014 Third Quarter Form 10-Q and the 2014 Form 10-K caused by the Further Restatement, we again become non-compliant with Nasdaq’s listing rules, and received a delisting determination letter on August 15, 2014. We subsequently participated in a hearing before an additional Nasdaq Hearings Panel on October 2, 2014, which granted our request that we be provided through January 15, 2015 (which date was later extended to March 31, 2015) to become a current filer without being delisted.

As of the date hereof, we will have filed the 2014 Second Quarter Form 10-Q and 2014 Third Quarter Form 10-Q. Further, we expect to file the 2014 Form 10-K in April 2015, and have requested that the Nasdaq Hearings Panel grant us relief from delisting subject to us filing the 2014 Form 10-K with the SEC on or prior to April 30, 2015. However, there can be no assurance that the Nasdaq Hearings Panel will grant this request, or that such panel will not otherwise determine to delist our common stock or put restrictions on the ability of our common stock to remain listed prospectively. If our common stock were delisted, there could be no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. Further, the market price of our shares might decline and become more volatile, and our shareholders may find that their ability to trade in our stock would be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

The SEC Enforcement Staff’s investigation and a pending securities class action complaint have resulted in significant costs and expenses, have diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As further described in Part I, Item 3, “Legal Proceedings” of this Form 10-K/A, we initiated contact with the staff of the Division of Enforcement of the SEC (the “SEC Enforcement Staff”) in July 2013 to advise them of the initiation of the Audit Committee’s review and the then-potential restatement of our annual audited and interim unaudited consolidated financial statements. The SEC is conducting a formal investigation of these matters, and both the Company and the Audit Committee are cooperating fully with the SEC. Since our initial contact, we have received requests from the SEC for documents and other information concerning various accounting practices, internal controls and business practices, and other related matters, and it is anticipated that we may receive additional such requests in the future. We have further provided notice concerning these matters to HHS-OIG pursuant to our CIA with HHS-OIG, which is described in more detail in Part I, Item 3, “Legal Proceedings.”

As also further described in Part I, Item 3, “Legal Proceedings” of this Form 10-K/A, on August 14, 2013, a securities class action complaint against the Company was filed in the United States District Court for the Southern District of New York arising out of the restatement of our prior consolidated financial statements and the matters described above. The lead plaintiff’s complaint, as amended, purports to bring claims on behalf of persons who purchased the Company’s common stock between March 2, 2010 and July 29, 2013. The complaint asserts that the Company and four of its former executive officers, Alan W. Milinazzo, Robert S. Vaters, Brian McCollum, and Emily V. Buxton (collectively, the “Individual Defendants”), violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5 (“Rule 10b-5”) by making false or misleading statements in or relating to the Company’s financial statements. The complaint further asserts that the Individual Defendants were liable as control persons under Section 20(a) of the Exchange Act for any violation by the Company of Section 10(b) of the Exchange Act or Rule 10b-5. As relief, the complaint requests compensatory damages on behalf of the proposed class and lead plaintiff’s attorneys’ fees and costs. On March 6, 2015, the court granted the defendants’ motion to dismiss as to Mr. Milinazzo and denied it with respect to the Company and the other Individual Defendants.

We have incurred and/or expect to incur significant professional fees and other costs in responding to the SEC investigation and in defending against the class action complaint. If we do not prevail in the pending complaint or any other litigation, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. Further, if the SEC were to conclude that enforcement action is appropriate, or if HHS-OIG were to conclude that we violated the CIA, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, while we believe we have made appropriate judgments in determining the errors and correct adjustments in preparing our restated consolidated financial statements, the SEC may disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we may have to further restate our historical consolidated financial statements, amend prior filings with the SEC or take other actions not currently contemplated. In addition, our Board of Directors, management and employees may expend a substantial amount of time on the SEC investigation and the pending class action complaint, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

The potential for additional litigation or other proceedings or enforcement actions could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations or cash flows to suffer.

The matters that led to the SEC investigation and the class action complaint described above have also exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and current and former members of our senior management may in the future be subject to additional litigation or governmental proceedings relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with any such lawsuits or governmental proceedings and related litigation or settlement amounts. Regardless of the outcome, these lawsuits and any other litigation or governmental proceedings that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Continuing negative publicity may have a material adverse effect on our business, financial condition, results of operations or cash flows.

As a result of the restatement of our consolidated financial statements and related matters, the ongoing SEC investigation, the securities class action complaint and our recent non-compliance with Nasdaq listing rules, we have been the subject of negative publicity. This negative publicity may adversely affect our stock price and may harm our reputation and our relationships with current and future investors, lenders, customers, suppliers and employees. As a result, our business, financial condition, results of operations or cash flows may be materially adversely affected.

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

Our Biologics business markets tissue under the brand names Trinity Evolution® and Trinity ELITE®. Trinity Evolution® and Trinity ELITE® are derived from human cadaveric donors, and our ability to market the tissues depends on our supplier continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. We believe that Trinity Evolution® and Trinity ELITE® are properly classified under the FDA’s HCT/P regulatory paradigm and not as a medical device or as a biologic or drug. There can be no assurance that the FDA will not at some future date re-classify Trinity Evolution® and Trinity ELITE®, and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional post-market regulatory requirements. The success of our Trinity Evolution® and Trinity ELITE® allografts will depend on these products achieving broad market acceptance which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. Because Trinity Evolution ® and Trinity Elite are classified as HCT/Ps, they can from time to time be subject to recall for safety or administrative reasons.

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

During 2013, we continued to make improvements in revenues related to several new products we introduced to the market over the past two years, including the CONSTRUX®Mini PTC™ PEEKTI Composite Spacer System™, Phoenix®™ Minimally Invasive Spinal Fixation System, the Firebird®™ Deformity Correction System, the FORZA®™ Spacer System, TL-HEX™ TrueLok Hexapod System®, Galaxy Fixation ™ System, Contours LPS™ (Lapidus Plating System), Centronail® Ankle Compression Nail, among others. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

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

We contract with third-party manufacturers to produce most of our products, like many other companies in the medical device industry. If we or any such manufacturer fails to meet production and delivery schedules, it can have an adverse impact on our ability to sell such products. Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects and other similar events can delay production and inhibit our ability to bring a new product to market in timely fashion. For example, the supply of Trinity Evolution® and Trinity ELITE® are derived from human cadaveric donors, and our ability to market the tissues depends on our supplier continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. Further, because Trinity Evolution® and Trinity ELITE® are classified as HCT/Ps, they could from time to time be subject to recall for safety or administrative reasons.

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

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing, finance and support positions. Hiring and retaining qualified executives, engineers, technical staff and sales representatives are critical to our business, and competition for experienced employees in the medical device industry can be intense. To attract, retain and motivate qualified employees, we utilize stock-based incentive awards such as employee stock options. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our results of operations and/or require us to increase the amount we expend on cash and other forms of compensation.

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

On August 30, 2010, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a credit agreement (the “Credit Agreement”) with respect to a new senior secured bank credit facility with a syndicate of financial institutions, and used these borrowings to repay all amounts owed under the prior credit facility. The Credit Agreement was further amended in May 2011. We, and certain of Orthofix Holdings’ direct and indirect subsidiaries, including Orthofix Inc. and Blackstone, have guaranteed the obligations of Orthofix Holdings under the senior secured bank facility. The senior secured bank facility provides for (1) a five-year term loan facility of $100 million, which was paid in full during 2012, and (2) a five-year revolving credit facility of $200 million of which we had $20 million outstanding and $180 million available to be drawn as of December 31, 2013. On January 15, 2015, at the Company’s request, the lenders agreed to reduce the available capacity under the revolving facility to $100 million.

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

On August 14, 2013, we and certain required lender parties (the “Lenders”) entered into a Limited Waiver (the “Original Limited Waiver”) pursuant to the Credit Agreement described above. Under the Original Limited Waiver, the Lenders collectively waived requirements under the Credit Agreement that we deliver quarterly consolidated financial statements with respect to the fiscal quarters ended June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such consolidated financial statements are publicly filed or released. In addition, the Original Limited Waiver provided that the restatement of our consolidated financial statements for any period ending on or before March 31, 2013 would not constitute a default or event of default provided that within one business day after the public release or filing of such restated consolidated financial statements, we delivered corrected consolidated financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated consolidated financial statements. In connection with our completion of the Original Restatement, we made such required deliveries, and determined that no payments were required.

In connection with the Further Restatement and our delay in filing the 2014 Second Quarter Form 10-Q, on August 14, 2014 the Lenders and us entered into a subsequent Limited Waiver which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that we deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files the 2014 Form 10-K or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers, provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, we delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements.

As of the date hereof, we have delivered the quarterly consolidated financial statements for the fiscal quarters ended June 30, 2014 and September 30, 2014, and we do not believe that the Further Restatement triggers any such additional interest or fees with respect to such prior periods. However, in the event that we do not satisfy these respective obligations under the Original Limited Waiver, the Subsequent Limited Waiver and/or the Credit Agreement, an event of default could be declared under the Credit Agreement, which could have a material adverse effect on our financial position.

The conditions of the U.S. and international capital and credit markets may adversely affect our ability to draw on our current revolving credit facility, our ability to obtain future short- or long-term lending or our interest expense under our existing credit facility.

As of December 31, 2013, we maintain a five-year revolving credit facility of $200 million upon which we had $180 million available to be drawn on pursuant to the Credit Agreement described above. However, to the extent our business requires us to access the credit markets in the future and we are not able to do so, including in the event that lenders cease to lend to us, or cease to be capable of lending, for any reason, we could experience a material and adverse impact on our financial condition and ability to borrow additional funds. This might impair our ability to obtain sufficient funds for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Borrowings under our existing credit facility bear interest at a floating rate, which will be, at our option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. Our overall effective interest rate as of December 31, 2013 on our senior secured debt was 2.7%. Our interest expense that we incur under our credit facilities could increase if there are increases in either the LIBOR rate or base rate. (See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this report.)

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

Matters Related to the Audit Committee’s Review and the Restatement of Certain of our Consolidated Financial Statements.

Audit Committee Review

In July 2013, our Audit Committee began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the decision to restate certain of our previously filed consolidated financial statements, as reflected in the Original Restatement. As a result of this review and the Original Restatement, the filing of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013, and the Original Form 10-K, was not timely. We filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 on March 24, 2014, and filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 on March 25, 2014. We filed the Original Form 10-K on March 31, 2014. As further described in the explanatory note to this Form 10-K/A, this report also reflects a further restatement of our consolidated financial statements, which we refer to herein as the “Further Restatement.”

SEC Investigation

In connection with the initiation of the Audit Committee’s independent review, we initiated contact with the staff of the Division of Enforcement of the SEC (the “SEC Enforcement Staff”) in July 2013 to advise them of these matters. The Audit Committee and the Company, through respective counsel, have been in direct communication with the SEC Enforcement Staff regarding these matters. The SEC is conducting a formal investigation of these matters, and both the Company and the Audit Committee are cooperating fully with the SEC.

In connection with the above-referenced communications, the Company has received requests from the SEC for documents and other information concerning various accounting practices, internal controls and business practices, and other related matters. Such requests cover the years ended December 31, 2011 and 2012, and in some instances, prior periods. It is anticipated that we may receive additional requests from the SEC in the future, including with respect to the Further Restatement.

We have previously provided notice concerning our communications with the SEC to the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) pursuant to our corporate integrity agreement with HHS-OIG (which agreement is described below in this Item 3).

We cannot predict if, when or how this matter will be resolved or what, if any, actions we may be required to take as part of any resolution of these matters. Any action by the SEC, HHS-OIG or other governmental agency could result in civil or criminal sanctions against us and/or certain of our current and former officers, directors and employees. At this stage in the matter, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

Securities Class Action Complaint

On August 14, 2013, a securities class action complaint against the Company, currently styled Tejinder Singh v. Orthofix International N.V., et al. (No.:1:13-cv-05696-JGK), was filed in the United States District Court for the Southern District of New York arising out of the then anticipated restatement of our prior financial statements and the matters described above. Since the date or original filing, the complaint has been amended.

The lead plaintiff’s complaint, as amended, purports to bring claims on behalf of persons who purchased the Company’s common stock between March 2, 2010 and July 29, 2013. The complaint asserts that the Company and four of its former executive officers, Alan W. Milinazzo, Robert S. Vaters, Brian McCollum, and Emily V. Buxton (collectively, the “Individual Defendants”), violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5 (“Rule 10b-5”) by making false or misleading statements in or relating to the Company’s financial statements. The complaint further asserts that the Individual Defendants were liable as control persons under Section 20(a) of the Exchange Act for any violation by the Company of Section 10(b) of the Exchange Act or Rule 10b-5. As relief, the complaint requests compensatory damages on behalf of the proposed class and lead plaintiff’s attorneys’ fees and costs. On March 6, 2015, the court granted the defendants’ motion to dismiss as to Mr. Milinazzo and denied it with respect to the Company and the other Individual Defendants. This matter remains at an early stage and, as of the date of this Form 10-K/A, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

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

Item X.	Executive Officers of the Registrant

The following table sets forth certain information about the persons who served as our executive officers as of the date of this Form 10-K/A.

Name	Age	Position
Bradley R. Mason	61	President and Chief Executive Officer and Director
Doug Rice	49	Interim Chief Financial Officer, Chief Accounting Officer
Davide Bianchi	50	President, Global Extremity Fixation
Michael M. Finegan	51	Chief Strategy Officer
Jeffrey M. Schumm	53	Chief Administrative Officer, General Counsel and Corporate Secretary

Our officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers. The following is a summary of the background of each executive officer.

Bradley R. Mason. Mr. Mason was appointed as the Company’s President and Chief Executive Officer and as a Director in March 2013. He had previously served as the Company’s Group President, North America from June 2008 through October 2009, and as a Strategic Advisor from November 2009 through October 2010, when he had originally retired from the Company. Prior to being appointed as Group President, North America, he had served as a Vice President of the Company since December 2003, when the Company acquired Breg, Inc. Prior to its acquisition by Orthofix, Mr. Mason had served as President and Chairman of Breg, a company he principally founded in 1989 with five other shareholders. Mr. Mason has over 30 years of experience in the medical device industry, some of which were spent with dj Orthopedics (formally DonJoy) where he held the position of Executive Vice President. After his original retirement from Orthofix in 2010, he served in a variety of part-time consulting and advisory roles, including as a consultant to Orthofix from October 2012 to March 2013. Mr. Mason is the named inventor on 38 issued patents in the orthopedic product arena. He graduated Summa Cum Laude with an Associate of Arts and Associate of Science degree from MiraCosta College

Doug Rice. Mr. Rice joined Orthofix as Chief Accounting Officer on September 4, 2014 and was appointed to the position of Interim Chief Financial Officer on October 3, 2014. Mr. Rice joined the Company from Vision Source and Smile Source, a private equity-backed optometric and dental network provider, where he had served since 2012 as Senior Vice President and Chief Financial Officer. Mr. Rice served as the Vice President Finance, Treasurer of McAfee, a security technology company, from 2007 to 2012, when it was acquired by Intel. From 2000 to 2007, he served as the Senior Vice President, Corporate Controller of Concentra, Inc., a national healthcare service provider. Mr. Rice was the Vice President, Finance of la Madeleine French Bakery and Café, a restaurant chain with locations in multiple metropolitan areas, from 1996 to 1999. From 1994 to 1996, he was Director of Finance at Allied Marketing Group, an international direct mail marketer. Mr. Rice also served as an Audit Manager at PricewaterhouseCoopers (formerly Coopers & Lybrand) between 1988 and 1993. He is a certified public accountant, and received both an MBA and BBA from Southern Methodist University.

Davide Bianchi. Mr. Bianchi joined Orthofix International N.V. as President, International Extremity Fixation in July 2013 and was named as the Company’s President, Global Extremity Fixation in December 2013. From February 2009 through June 2013, Mr. Bianchi served as President of the Heart Valve Global Business Unit at Sorin Group. Earlier in his career, he spent ten years with Edwards Lifesciences, where he served as the European Marketing Manager; the Business Director, Emerging Markets; the Managing Director, Germany; the VP, Sales; and, most recently, the VP, Marketing, EMEA. Mr. Bianchi received his Master in Business Management from ISTUD Milano.

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

Dividend Policy

We have not paid dividends to holders of our common stock in the past. We currently intend to retain all of our consolidated earnings to finance credit agreement obligations and to finance the continued growth of our business. Certain subsidiaries of the Company have restrictions on their ability to pay dividends in certain circumstances pursuant to the Credit Agreement. We have no present intention to pay dividends in the foreseeable future.

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

As discussed in the Explanatory Note to this Form 10-K/A, we are restating our audited consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011. The information below reflects both the Original Restatement (which included a restatement of the fiscal years ended December 31, 2012, 2011, 2010, and 2009) and the Further Restatement (which consists of the restatement of the fiscal year ended December 31, 2013 and the further restatement of the fiscal years ended December 31, 2012, 2011, 2010 and 2009. See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 2, “Restatement of the Consolidated Financial Statements” for further information about the restatement of certain of our consolidated financial statements. The financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

	Year ended December 31,
	2013	2012	2011	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(U.S. Dollars in thousands, except margin and per share data)
Consolidated operating results
Net sales	$397,611	$440,189	$435,519	$461,919	$429,665
Gross profit	290,699	339,463	339,104	367,324	328,546
Gross profit margin	73%	77%	78%	80%	76%
Total operating (loss) income(3)	(11,192)	74,872	6,611	67,626	36,186
Net (loss) income from continuing operations	(18,205)	45,121	(15,806)	31,058	9,664
Net (loss) income from discontinued operations	(10,607)	(2,269)	(1,892)	13,299	12,453

Net (loss) income (1) (2) (3)	$(28,812)	$42,852	$(17,698)	$44,357	$22,117

Net (loss) income per share of common stock:
Basic:
Net (loss) income from continuing operations	$(0.97)	$2.38	$(0.87)	$1.76	$0.56
Net (loss) income from discontinued operations	(0.57)	(0.12)	(0.10)	0.76	0.73

Net (loss) income	$(1.54)	$2.26	$(0.97)	$2.52	$1.29

Net (loss) income per share of common stock:
Diluted:
Net (loss) income from continuing operations	$(0.97)	$2.33	$(0.87)	$1.73	$0.56
Net (loss) income from discontinued operations	(0.57)	(0.12)	(0.10)	0.74	0.72

Net (loss) income	$(1.54)	$2.21	$(0.97)	$2.47	$1.28

(1)	The Company has not paid dividends in any of the years presented.
(2)	Includes the gain on sale of vascular operations of $8.5 million for the year ended December 31, 2010.
(3)	Operating income includes charges related to U.S. Government resolutions of $1.3 million and $57.1 million for the years ended December 31, 2012 and 2011, respectively.

	As of December 31,
(at year-end)	2013	2012	2011	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(U.S. Dollars in thousands, except share data)
Consolidated financial position
Total assets	$411,975	$464,546	$676,160	$596,352	$583,297
Total debt	20,000	20,016	210,013	220,007	254,673
Shareholders’ equity	295,863	356,439	280,304	281,354	219,995
Weighted average number of shares of common stock outstanding (basic)	18,697,228	18,977,263	18,219,343	17,601,956	17,119,474
Weighted average number of shares of common stock outstanding (diluted)	18,697,228	19,390,413	18,219,343	17,913,545	17,202,943

The effect of the restatements of the Company’s Selected Financial Data are as follows:

	Year ended December 31,
	2013
	(U.S. Dollars, in thousands, except margin and per share data)
	Originally Reported in 2013 Form 10-K	Further Restatement Adjustments	Restated
Consolidated operating results
Net sales	$400,534	$(2,923)	$397,611
Gross profit	298,234	(7,535)	290,699
Gross profit margin	75%	(2)%	73%
Total operating loss	(5,087)	(6,105)	(11,192)
Net loss from continuing operations	(14,908)	(3,297)	(18,205)
Net loss from discontinued operations	(10,607)	—	(10,607)

Net loss	$(25,515)	$(3,297)	$(28,812)

Net loss per share of common stock – Basic:
Net loss from continuing operations	$(0.80)	$(0.17)	$(0.97)
Net loss from discontinued operations	(0.57)	—	(0.57)

Net loss	$(1.37)	$(0.17)	$(1.54)

Net loss per share of common stock – Diluted:
Net loss from continuing operations	$(0.80)	$(0.17)	$(0.97)
Net loss from discontinued operations	(0.57)	—	(0.57)

Net loss	$(1.37)	$(0.17)	$(1.54)

	As of December 31,
(at year-end)	2013
	(U.S. Dollars, in thousands, except share data)
	Originally Reported in 2013 Form 10-K	Further Restatement Adjustments	Restated
Consolidated financial position
Total assets	$423,182	$(11,207)	$411,975
Total debt	20,000	—	$20,000
Shareholders’ equity	310,494	$(14,631)	$295,863
Weighted average number of shares of common stock outstanding (basic)	18,697,228	—	18,697,228
Weighted average number of shares of common stock outstanding (diluted)	18,697,228	—	18,697,228

	Year ended December 31,
	2012
	(U.S. Dollars, in thousands, except margin and per share data)
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Consolidated operating results
Net sales	$462,320	$(14,739)	$447,581	$(7,392)	$440,189
Gross profit	375,828	(26,500)	349,328	(9,865)	339,463
Gross profit margin	81%	(3)%	78%	(1)%	77%
Total operating income	89,010	(12,374)	76,636	(1,764)	74,872
Net income from continuing operations	53,936	(8,886)	45,050	71	45,121
Net loss from discontinued operations	(2,641)	429	(2,212)	(57)	(2,269)

Net income	$51,295	$(8,457)	$42,838	$14	$42,852

Net income (loss) per share of common stock – Basic:
Net income from continuing operations	$2.84	$(0.47)	$2.37	$0.01	$2.38
Net loss from discontinued operations	(0.14)	0.02	(0.12)	—	(0.12)

Net income	$2.70	$(0.45)	$2.25	$0.01	$2.26

Net income (loss) per share of common stock – Diluted:
Net income from continuing operations	$2.78	$(0.46)	$2.32	$0.01	$2.33
Net loss from discontinued operations	(0.14)	0.03	(0.11)	(0.01)	(0.12)

Net income	$2.64	$(0.43)	$2.21	$—	$2.21

	As of December 31,
(at year-end)	2012
	(U.S. Dollars, in thousands, except share data)
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Consolidated financial position
Total assets	$504,281	$(31,384)	$472,897	$(8,351)	$464,546
Total debt	20,016	—	20,016	$—	$20,016
Shareholders’ equity	399,098	(31,266)	367,832	$(11,393)	$356,439
Weighted average number of shares of common stock outstanding (basic)	18,977,263	—	18,997,263	—	18,977,263
Weighted average number of shares of common stock outstanding (diluted)	19,390,413	—	19,390,413	—	19,390,413

	Year ended December 31,
	2011
	(U.S. Dollars, in thousands, except margin and per share data)
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Consolidated operating results
Net sales	$470,121	$(28,150)	$441,971	$(6,452)	$435,519
Gross profit	377,502	(31,058)	346,444	(7,340)	339,104
Gross profit margin	80%	(2)%	78%	—%	78%
Total operating income	31,309	(25,409)	5,900	711	6,611
Net loss from continuing operations	(1,740)	(14,478)	(16,218)	412	(15,806)
Net income (loss) from discontinued operations	667	(2,559)	(1,892)	—	(1,892)

Net loss	$(1,073)	$(17,037)	$(18,110)	$412	$(17,698)

Net (loss) income per share of common stock:
Basic:
Net loss from continuing operations	$(0.10)	$(0.79)	$(0.89)	$0.02	$(0.87)
Net income (loss) from discontinued operations	0.04	(0.14)	(0.10)	—	(0.10)

Net loss	$(0.06)	$(0.93)	$(0.99)	$0.02	$(0.97)

Net (loss) income per share of common stock:
Diluted:
Net loss from continuing operations	$(0.10)	$(0.79)	$(0.89)	$0.02	$(0.87)
Net income (loss) from discontinued operations	0.04	(0.14)	(0.10)	—	(0.10)

Net loss	$(0.06)	$(0.93)	$(0.99)	$0.02	$(0.97)

	As of December 31,
(at year-end)	2011
	(U.S. Dollars, in thousands, except share data)
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Consolidated financial position
Total assets	$704,472	$(19,092)	$685,380	$(9,220)	$676,160
Total debt	210,013	—	210,013	$—	$210,013
Shareholders’ equity	315,171	(23,097)	292,074	$(11,770)	$280,304
Weighted average number of shares of common stock outstanding (basic)	18,219,343	—	18,219,343	—	18,219,343
Weighted average number of shares of common stock outstanding (diluted)	18,219,343	—	18,219,343	—	18,219,343

	Year ended December 31,
	2010
	(U.S. Dollars, in thousands, except margin and per share data)
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Consolidated operating results
Net sales	$460,629	$1,942	$462,571	$(652)	$461,919
Gross profit	370,168	(4,690)	365,478	1,846	367,324
Gross profit margin	80%	(1)%	79%	1%	80%
Total operating income	66,250	(266)	65,984	1,642	67,626
Net income from continuing operations	27,758	3,239	30,997	61	31,058
Net income from discontinued operations	16,450	(3,151)	13,299	—	13,299

Net income	$44,208	$88	$44,296	$61	$44,357

Net income per share of common stock:
Basic:
Net income from continuing operations	$1.58	$0.18	$1.76	$—	$1.76
Net income from discontinued operations	0.93	(0.17)	0.76	—	0.76

Net income	$2.51	$0.01	$2.52	$—	$2.52

Net income per share of common stock:
Diluted:
Net income from continuing operations	$1.55	$0.18	$1.73	$—	$1.73
Net income from discontinued operations	0.92	(0.18)	0.74	—	0.74

Net income	$2.47	$—	$2.47	$—	$2.47

	As of December 31,
(at year-end)	2010
	(U.S. Dollars, in thousands, except share data)
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Consolidated financial position
Total assets	$612,926	$(4,675)	$608,251	$(11,899)	$596,352
Total debt	220,007	—	220,007	—	220,007
Shareholders’ equity	300,891	(6,973)	293,918	(12,564)	281,354
Weighted average number of shares of common stock outstanding (basic)	17,601,956	—	17,601,956	—	17,601,956
Weighted average number of shares of common stock outstanding (diluted)	17,913,545	—	17,913,545	—	17,913,545

	Year ended December 31,
	2009
	(U.S. Dollars, in thousands, except margin and per share data)
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Consolidated operating results
Net sales	$430,479	$(1,242)	$429,237	$428	$429,665
Gross profit	333,616	(3,643)	329,973	(1,427)	328,546
Gross profit margin	77%	—%	77%	(1)%	76%
Total operating income	42,108	(4,582)	37,526	(1,340)	36,186
Net income from continuing operations	9,006	1,463	10,469	(805)	9,664
Net income from discontinued operations	15,466	(3,013)	12,453	—	12,453

Net income	$24,472	$(1,550)	$22,922	$(805)	$22,117

Net income per share of common stock:
Basic:
Net income from continuing operations	$0.53	$0.08	$0.61	$(0.05)	$0.56
Net income from discontinued operations	0.90	(0.17)	0.73	—	0.73

Net income	$1.43	$(0.09)	$1.34	$(0.05)	$1.29

Net income per share of common stock:
Diluted:
Net income from continuing operations	$0.52	$0.09	$0.61	$(0.05)	$0.56
Net income from discontinued operations	0.90	(0.18)	0.72	—	0.72

Net income	$1.42	$(0.09)	$1.33	$(0.05)	$1.28

	As of December 31,
(at year-end)	2009
	(U.S. Dollars, in thousands, except share data)
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Consolidated financial position
Total assets	$601,690	$(5,968)	$595,722	$(12,425)	$583,297
Total debt	254,673	—	254,673	—	254,673
Shareholders’ equity	240,269	(7,649)	232,620	(12,625)	219,995
Weighted average number of shares of common stock outstanding (basic)	17,119,474	—	17,119,474	—	17,119,474
Weighted average number of shares of common stock outstanding (diluted)	17,202,943	—	17,202,943	—	17,202,943

The results of the adjustments to the Company’s previously filed consolidated shareholders’ equity as of January 1, 2009, are summarized in the table below.

	As of January 1, 2009
	(U.S. Dollars, in thousands)
	Previously Reported	Original Restatement Adjustments to Retained Earnings (1)	Further Restatement Adjustments to Retained Earnings (2)	Translation Adjustments (3)	Total Adjustments	Restated
Consolidated financial position
Shareholders’ equity	$202,061	$(6,746)	$(11,820)	$1,099	$(17,467)	$184,594

(1)	Adjustments to net income made as part of the Original Restatement and described in the 2012 Form 10-K/A filed on March 24, 2014, for fiscal years ended December 31, 2008 and prior. These adjustments relate primarily to the reduction in operating income due to distributor revenue recognition adjustments, and other adjustments, as described in note 2 to the audited financial statements contained herein, under the subheading “Original Restatement”.
(2)	Adjustments to net income made as part of the Further Restatement and described in this 2013 Form 10-K/A, for fiscal years ended December 31, 2008 and prior. These adjustments relate primarily to the reduction in operating income due to inventory reserve adjustments, intercompany profit adjustments, and other adjustments, as described in note 2 to the audited financial statements contained herein, under the subheading “Further Restatement”.
(3)	Adjustments to accumulated other comprehensive income are the result of the cumulative effect of foreign currency translation adjustments to the balance sheet as of January 1, 2009 primarily associated with distributor revenue recognition adjustments, as described in note 2 to the audited financial statements contained herein, under the subheading “Original Restatement”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed below and in Item 8, “Financial statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2 – Restatement of the Consolidated Financial Statements,” this Form 10-K/A reflects two restatements of our previously filed consolidated financial statements, as further described below. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements.

The following discussion and analysis addresses the results of our operations which are based upon the consolidated financial statements included herein, which have been prepared in accordance with U.S. GAAP. This discussion should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A. This discussion and analysis also addresses our liquidity and financial condition and other matters.

Restatement of Previously Issued Consolidated Financial Statements

Original Restatement

As described further below and herein, the Original Form 10-K reflected the restatement of our consolidated financial statements as of and for each of the fiscal years ended December 31, 2012 and December 31, 2011 (as well as the restatement of our interim quarterly financial statements as of for the fiscal quarter ended March 31, 2013). In addition, the Original Form 10-K included restated consolidated financial information for the fiscal years ended December 31, 2010 and 2009 in Part II, Item 6, “Selected Financial Data.” The error corrections contained in these restated financial statements, which we refer to herein as the “Original Restatement,” principally related to our accounting for revenue recognition for sales to distributors, our accounting for inventory reserves, and our accounting for royalties. The Original Restatement was prepared following an independent review by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors into certain accounting matters (the “Independent Review”), which is further described herein. For further information regarding the matters leading to the Original Restatement and related findings with respect to our disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this report.

In reaching the error correction conclusions that were reflected in the Original Restatement, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale (such as extended payment terms and return and exchange rights for sales to distributors with respect to certain transactions), including some with which certain senior-level personnel were involved, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in the Original Form 10-K, and such determinations are consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the Original Restatement.

As set forth in more detail below, the restatement of the Company’s consolidated financial statements reflected by the Original Restatement decreased net sales by $14.7 million and $28.2 million for fiscal years 2012 and 2011, respectively, and decreased net income from continuing operations by $8.9 million and $14.5 million for fiscal years 2012 and 2011, respectively.

Further Restatement

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain manual journal entries with respect to the previously filed financial statements contained in the Original Form 10-K were not properly accounted for under U.S. GAAP. As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014 and other prior periods. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods (including those contained in the Original Form 10-K) should no longer be relied upon. Contemporaneously with the filing of this Form 10-K/A, the Company is filing (i) an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Amended 2014 First Quarter Form 10-Q/A”), which amendment contains restated consolidated interim financial statements for the fiscal quarters ended March 31, 2014 and 2013, and (ii) its delayed Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”) and September 30, 2014 (the “2014 Third Quarter Form 10-Q”), which contain restated consolidated interim financial statements for the fiscal quarters ended

June 30, 2013 and September 30, 2013, respectively. The corrections of the additional errors in this Form 10-K/A and the Amended 2014 First Quarter Form 10-Q/A are referred to herein as the “Further Restatement”.

The errors corrected by the Further Restatement are as follows:

•	A majority of revenue from the Company’s BioStim SBU is derived from third parties, which is subject to change due to contractual adjustments related to commercial insurance carriers, and may include certain patient co-pay amounts. The Company previously recorded certain co-pay and self-pay amounts as revenue with estimated uncollectible portions being recognized as bad debt expense. Given the collectability of co-pay and self-pay amounts was not reasonably assured, the conditions for revenue recognition had not been met and revenue for those amounts should not have been recognized until collected. Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $2.2 million, $9.0 million and $6.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, and $1.4 million for the fiscal quarter ended March 31, 2014. Additionally, there was $1.4 million in the fiscal quarter ended March 31, 2014 related to contractual amounts from commercial insurance carriers which was incorrectly classified to bad debt expense rather than a reduction of revenue, for a total reduction to bad debt and revenue of $2.8 million for the fiscal quarter ended March 31, 2014. These adjustments have no effect on net income from continuing operations or net income in those periods.

•	Certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. As a result, sales and marketing expense was understated by approximately $1.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, and overstated by approximately $2.1 million for the fiscal year ended December 31, 2011.

•	As part of analyzing collections experience on accounts receivable, the Company identified that it had incorrectly considered certain deferred revenue amounts included in gross accounts receivable when calculating estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, incorrectly assumed that some percentage of deferred amounts would be collected, rather than fully deferring these amounts. Adjustments to correct this error resulted in a net decrease in operating income of $0.7 million and $0.2 million for the fiscal years ended December 31, 2013 and 2011, respectively, and a net increase in operating income of $2.1 million for the fiscal year ended December 31, 2012, as well as a net decrease in operating loss of $1.5 million for the fiscal quarter ended March 31, 2014.

•	As part of the Original Restatement, the Company made certain corrections to prior period excess and obsolete inventory reserves. The effect of these corrections was not considered when determining the adjustments needed to eliminate intercompany profits from inventories in the Original Restatement. Adjustments to correct this error resulted in an increase to cost of sales of $1.1 million, $0.2 million and $0.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $3.0 million for the fiscal quarter ended March 31, 2014.

•	As part of the remediation activities that followed the Original Restatement, the Company expanded its procedures in the second quarter of 2014 to validate the existence of field inventory held by independent sales representatives and noted that, in many cases, this inventory had higher rates of missing inventory (“shrinkage”) than previously estimated. To determine whether these higher error rates were pervasive across its field inventory, the Company counted approximately 90% of its field inventory during the third and fourth fiscal quarters of 2014. These counts resulted in the identification of errors relating to previous estimates of shrinkage. Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.4 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $0.2 million for the fiscal quarter ended March 31, 2014.

•	In connection with its remediation efforts associated with the material weakness noted in the Original Restatement related to inventory reserves, the Company concluded that it was not appropriately calculating inventory reserves, including its consideration of demand assumptions for “kits”, which contain a variety of “piece part” components to be used during surgery as well as inventory held by third parties under inventory purchase obligations. Adjustments to correct this error resulted in an increase to cost of sales of $3.2 million, $1.5 million and $0.1 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $2.4 million for the fiscal quarter ended March 31, 2014.

In addition to the adjustments described above, the Company is correcting certain other items. The impact of correcting these items results in a decrease to income tax expense of $0.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, to correct an income tax payable error that was recorded during the Original Restatement; these adjustments are separate from the tax effect of the errors described above.

In the aggregate, the remaining additional adjustments resulted in a decrease to loss before income taxes of $1.1 million for the fiscal year ended December 31, 2013, a decrease to income before income taxes of $0.1 million for the fiscal year ended December 31, 2012 and a increase to loss before income taxes of $0.7 million for the fiscal year ended December 31, 2011, as well as a decrease to loss before income taxes of $1.6 million for the fiscal quarter ended March 31, 2014.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to both the Original Restatement and the Further Restatement.

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

Our 2013 results and financial condition include the following items of significance:

•	BioStim revenues decreased $29.5 million to $145.1 million, or 16.9%, when compared to 2012, which includes Spine Regenerative Stimulation that decreased $23.3 million, or 15%, in 2013, when compared to 2012 as well as Regenerative Stimulation in Orthopedics which decreased $4.6 million or 21% in 2013, when compared to 2012.

•	A decrease in gross profit margin from 77.1% in 2012 to 73.1% in 2013 was primarily the result of increased costs associated with inventory reserves and salaries.

•	An increase in operating expenses as a percentage of net sales compared to prior period is primarily a result of significant costs incurred for legal and other professional services in connection with the Audit Committee’s investigation which led to the restatement of our 2012 and 2011 consolidated financial statements, as well as an impairment of goodwill of $19.2 million in 2013.

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

Our reporting currency is the U.S. Dollar. All balance sheet accounts, except shareholders’ equity, are translated at year-end exchange rates, and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and (losses) resulting from foreign currency transactions, including those generated from intercompany operations, are included in other income and expense. Gains and (losses) resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of shareholders’ equity.

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

Critical Accounting Policies and Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes to the consolidated financial statements prepared in conformity with U.S. GAAP. The preparation of these statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to contractual allowances, doubtful accounts, inventories, potential intangible assets and goodwill impairment, income taxes, and share-based compensation. We base our estimates on historical experience and various other assumptions. Actual results may differ from these estimates. We have reviewed our critical accounting policies with the Audit Committee of the Board of Directors.

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

Biologics revenue is primarily related to a collaborative arrangement with the Musculoskeletal Transplant Foundation (“MTF”). We have exclusive global marketing rights and receive marketing fees from MTF based on products distributed by MTF. MTF is considered the primary obligor in these arrangements and therefore we recognize these marketing service fees on a net basis upon shipment of the product to the customer.

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

We test goodwill and indefinite lived intangibles at least annually for impairment. We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. We have identified four reporting units, which are consistent with our reporting segments; BioStim, Biologics, Extremity Fixation, and Spine Fixation.

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

As a result of our change in reporting structure, we allocated goodwill to each reporting unit, and subsequently evaluated the Extremity Fixation and Spine Fixation reporting units for the possible impairment of goodwill, as there were indicators of impairment when completing a qualitative analysis. The result of this step two analysis was a full impairment of the goodwill allocated to our Extremity Fixation and Spine Fixation reporting units, totaling $19.2 million. There continue to be no indicators of impairment in our remaining reporting units which were reevaluated at year end using a qualitative assessment.

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

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2013 (%)	2012 (%)	2011 (%)
	(Restated)	(Restated)	(Restated)
Net sales	100	100	100
Cost of sales	27	23	22

Gross profit	73	77	78
Operating expenses
Sales and marketing	44	41	43
General and administrative	16	12	14
Research and development	7	6	5
Amortization of intangible assets	1	1	1
Costs related to the accounting review and restatement	3	—	—
Impairment of goodwill	5	—	—
Charges related to U.S. Government resolutions	—	—	13

Total operating (loss) income	(3)	17	2

Net (loss) income from continuing operations	(5)	11	(4)
Net loss from discontinued operations	(2)	(1)	—

Net (loss) income	(7)	10	(4)

Our segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. We manage our business by our four SBUs, which are comprised of BioStim, Biologics, Extremity Fixation and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which our Chief Executive Officer, who is also our CODM, reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information has been prepared based on our four SBUs reporting segments. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). The devices utilize Orthofix’s PEMF technology which is supported by strong basic mechanism of action data in the scientific literature as well as strong level one randomized controlled clinical trials in the medical literature. Current research and clinical studies are also underway to identify potential new clinical indications.

Biologics

The Biologics SBU provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with MTF allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

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

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributors and direct sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation, of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

External Net Sales by SBU:

The table below presents external net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees.

	External Net Sales by SBU Year ended December 31,
(U.S. Dollars in thousands)	2013		2012		2011
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
	(Restated)		(Restated)		(Restated)
BioStim	$145,085	36%	$174,562	40%	$181,736	42%
Biologics	53,746	14%	53,731	12%	42,911	10%
Extremity Fixation	103,359	26%	112,011	25%	119,504	27%
Spine Fixation	95,421	24%	99,885	23%	91,368	21%

Total Net Sales	$397,611	100%	$440,189	100%	$435,519	100%

2013 Compared to 2012

Net sales decreased 9.7% to $397.6 million in 2013 compared to $440.2 million in 2012. The impact of foreign currency decreased sales by $1.1 million in 2013 when compared to 2012. Net sales include product sales and marketing service fees which is comprised of sales of Trinity Evolution® and Trinity ELITE®.

Sales

Net sales in our BioStim SBU decreased 16.9% to $145.1 million in 2013 compared to $174.6 million in 2012. The decrease in BioStim revenue was primarily attributable to a decline in sales of our stimulation products for spine and cervical application caused by distribution turnover and changes in certain payor policies. The decrease for the year ended December 31, 2013 was also negatively impacted by a reduction in third-party payor revenue driven by our transition in third quarter of 2013 to recognize revenue upon accumulation of the full billable package for third-party payors given the increased complexity in insurance billing requirements.

Net sales in our Biologics SBU remained relatively constant at $53.7 million in 2013 compared to the same in 2012. Net sales were positively impacted by an increase in our marketing service fee revenue from MTF related to the launch of our new tissue from Trinity ELITE®; however, this increase was primarily offset by a reduction in our marketing service fee from 70% to 65% which became effective April 1, 2013.

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

Net sales in our Spine Fixation SBU decreased to $95.4 million in 2013 compared to $99.9 million for 2012, a decrease of 4.5%. This decrease was due to a 6% drop in average selling price (ASP) due to discounting, which was somewhat offset by double-digit growth in our international business.

Gross Profit—Our gross profit decreased 14.4% to $290.7 million for 2013 compared to $339.5 million for 2012. Gross profit as a percent of net sales in 2013 was 73.1% compared to 77.1% in 2012. This decrease was primarily due to the decrease of sales in our BioStim SBU which carries a higher gross margin compared to our other products as well as increased costs that do not have a strong correlation to net sales, primarily associated with inventory reserves and salaries.

Sales and Marketing Expense—Sales and marketing expense, which includes commissions and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense decreased $3.3 million, or 1.8%, to $175.5 million in 2013 compared to $178.8 million in 2012. In 2013 the decrease in sales and marketing expense was primarily due to a decrease in commission expenses due to lower sales and a decrease in bad debt expense compared to 2012. As a percent of net sales, sales and marketing expense was 44.1% and 40.9% for 2013 and 2012, respectively.

General and Administrative Expense—General and administrative expense increased $11.1 million, or 20.7%, in 2013 to $64.8 million compared to $53.7 million in 2012. General and administrative expense as a percent of net sales was 16.3% in 2013 compared to 12.2% in 2012. The 2013 increase in general and administrative expense was primarily attributable to investments in people and processes to improve business structure and internal controls. These investments were primarily related to the departments of accounting and finance and information systems. The 2013 increase was also related to increased incentive compensation expense and medical device tax in 2013. General and administrative expense in 2012 included the impact of approximately $1.9 million in legal expenses associated with the bone growth stimulation investigation, and other costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our former orthopedic distribution entity in Mexico.

Research and Development Expense—Research and development expense decreased $1.8 million in 2013 to $26.8 million compared to $28.6 million in 2012. As a percent of net sales, research and development expense remained relatively flat at 6.7% in 2013 compared to 6.5% for the same period last year.

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

Interest Expense, net—Interest expense, net decreased to $1.8 million in 2013 compared to $4.2 million in 2012, primarily as the result of substantial repayments of long-term debt during 2012, resulting in a lower year over year outstanding debt balance, and to a lesser extent, lower interest rates.

Other Income (Expense)—Other income, net was $2.4 million in 2013 compared to other expense of $(1.6) million in 2012. The increase in other income can be mainly attributed to a gain recorded related to our receipt of $4.4 million cash related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. This increase was partially offset by the negative effect of foreign exchange during 2013. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense)— We recognized a $7.6 million and $23.9 million provision for income tax for 2013 and 2012, respectively. The income tax expense and effective tax rate for the year ended 2013 reflects a disproportionate ratio to the $23.9 million of income tax expense and effective tax rate of 34.7% for the year ended 2012. The principal factors affecting the Company’s 2013 effective tax rate were the Company’s mix of earnings amongst various tax jurisdictions, state taxes, and the impairment of $18.4 million in non-deductible goodwill. For the year ended 2012, the Company did not record a tax benefit on certain expenses associated with the Company’s estimate of the charges related to U.S. Government resolutions.

Discontinued operations—Discontinued operations in 2013 included approximately $10.6 million of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to its former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters. Discontinued operations in 2012 included the gain on the sale of Breg of $1.3 million and the results of our Sports Medicine SBU through May 24, 2012 (the closing date of the sale of Breg), net of income taxes. Subsequent to December 31, 2012, the Company won an arbitration award against an insurance carrier relating to its denial of coverage under excess products liability policies with total limits of $30 million. As a result of the binding arbitration award, the carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments associated with the underlying products liability claims at issue. The Company was entitled to reimbursement of approximately $13 million for past losses incurred, which was partially offset by legal costs, and is included in discontinued operations in 2012.

Net Income (Loss)—Net loss in 2013 was $(28.8) million, or $(1.54) per basic share and diluted share, compared to net income of $42.9 million, or $2.26 per basic and $2.21 per diluted share for 2012. The weighted average number of basic common shares outstanding was 18,697,228 and 18,977,263 during the years ended December 31, 2013 and 2012, respectively. The weighted average number of diluted common shares outstanding was 18,697,228 and 19,390,413 during the years ended December 31, 2013 and 2012, respectively.

2012 Compared to 2011

Net sales increased 1.1% to $440.2 million in 2012 compared to $435.5 million in 2011. The impact of foreign currency decreased sales by $9.5 million in 2012 when compared to 2011. Net sales include product sales and marketing service fees which are comprised of sales of Trinity Evolution® in spine and orthopedic applications.

Sales

Net sales in our BioStim SBU decreased 3.9% to $174.6 million in 2012 compared to $181.7 million in 2011. The decrease is primarily due to a 18.3% decrease in Physio-Stim® Regenerative Stimulation from 2011 to 2012.

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

Gross Profit—Our gross profit increased less than 1% to $339.5 million for 2012 compared to $339.1 million for 2011. Gross profit as a percent of net sales remained relatively flat at 77.1% in 2012 and 77.9% in 2011, respectively.

Sales and Marketing Expense—Sales and marketing expense, which includes commissions and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense decreased $6.4 million, or 3.5%, to $178.8 million in 2012 compared to $185.2 million in 2011. The decrease in sales and marketing expense as percent of sales was the result of decreased incentive compensation expense for sales administration and marketing personnel in 2012. As a percent of sales, sales and marketing expense was 40.6% and 42.5% for 2012 and 2011, respectively.

General and Administrative Expense—General and administrative expense decreased $11.1 million, or 17.1%, in 2012 to $53.7 million compared to $64.8 million in 2011. General and administrative expense as a percent of sales was 12.2% in 2012 compared to 14.8% in 2011. General and administrative expense in 2012 and 2011 included the impact of approximately $1.9 million and $8.1 million, respectively, in legal expenses associated with the bone growth stimulation investigation, as well as costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our former orthopedic distribution entity in Mexico. General and administrative expense in 2011 also included $3.2 million of senior management succession charges. The 2012 decrease is also attributable to decreased incentive compensation expense during the year.

Research and Development Expense—Research and development expense increased $5.7 million in 2012 to $28.6 million compared to $22.9 million in 2011. As a percent of sales, research and development expense was 6.5% in 2012 compared to 5.2% for the same period last year. The increase in research and development expenses in 2012 compared to 2011 was due to a $3.1 million charge for an arbitration resolution related to a 2008 co-development agreement, a $3.0 million strategic investment with MTF on the development and commercialization of the next generation cell-based bone growth technology and timing of spending related to our ongoing research, development and clinical activities.

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

Interest Expense, net—Interest expense, net was $4.2 million in 2012 compared to $5.4 million in 2011, primarily as the result of a lower year over year outstanding debt balance and to a lesser extent, lower interest rates.

Other Expense, net—Other expense, net was $1.6 million in 2012 compared to $2.5 million in 2011. The decrease can be mainly attributed to the effect of foreign exchange. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense)—We recognized a $23.9 million and $14.4 million provision for income tax for 2012 and 2011, respectively. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to the $23.9 million of income tax expense and effective tax rate of 34.7% for the year ended 2012. The principal factors affecting the Company’s 2012 effective tax rate were the Company’s mix of earnings amongst various tax jurisdictions and state taxes. The income tax expense and effective tax rate for the year ended 2011 reflects a disproportionate ratio to 2012 in part because we did not record a tax benefit on certain expenses associated with our estimate of the charges related to U.S. Government resolutions in 2011.

Discontinued operations—Discontinued operations in 2012 include approximately $3.3 million of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to our former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters. 2012 also includes the gain on the sale of Breg of $1.3 million and the results of our Sports Medicine SBU up to May 24, 2012 (the closing date of the sale of Breg), net of income taxes. Subsequent to year end, the Company won an arbitration award against an insurance carrier relating to its denial of coverage under excess products liability policies with total limits of $30 million. As a result of the binding arbitration award, the carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments associated with the underlying products liability claims at issue. The Company estimates that it is entitled to reimbursement of approximately $13 million for past losses incurred, which was partially offset by legal costs, and is included in discontinued operations in 2012. Discontinued operations in 2011 include the results of our Sports Medicine SBU.

Net Income (Loss)—Net income in 2012 was $42.9 million, or $2.26 per basic share and $2.21 per diluted share, compared to net loss of $(17.7) million, or $(0.97) per basic and diluted share for 2011. The weighted average number of basic common shares outstanding was 18,977,263 and 18,219,343 during the years ended December 31, 2012 and 2011, respectively. The weighted average number of diluted common shares outstanding was 19,390,413 and 18,219,343 during the years ended December 31, 2012 and 2011, respectively.

Restatement of Interim Financial Statements

We have restated all interim quarterly periods of 2013 and 2012 to correct errors noted principally in the Company’s accounting for revenue recognition on sales to distributors, inventory reserves and royalties, valuation of inventory purchased from a subsidiary, revenue recognition of patients’ insurance co-payments, and recorded other adjustments to correct previously identified errors affecting operating income. The following paragraphs update the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the interim periods ended March 31, June 30 and September 30, 2013 and 2012.

For the three months ended March 31, 2013, gross profit decreased $6.6 million to $76.4 million in the first quarter of 2013, compared to $83.0 million for the same period of 2012. Gross profit as a percent of net sales in the first quarter of 2013 decreased to 74.7% compared to 77.5% for the same period of 2012.

For the three months ended June 30, 2013, our gross profit decreased $10.9 million to $75.8 million in the second quarter of 2013 compared to $86.7 million for the same period of 2012. Gross profit as a percent of net sales in the second quarter of 2013 and 2012 was 77.6%.

For the six months ended June 30, 2013, our gross profit decreased $17.5 million to $152.2 million in the first six months of 2013, compared to $169.7 million for the same period of 2012. Gross profit as a percent of net sales in the first six months of 2013 decreased to 76.1% compared to 77.6% for the same period of 2012.

For the three months ended September 30, 2013, our gross profit decreased $14.2 million to $66.7 million in the third quarter of 2013 compared to $80.9 million for the same period of 2012. Gross profit as a percent of net sales in the third quarter of 2013 decreased to 72.7% compared to 76.5% for the same period of 2012.

For the nine months ended September 30, 2013, our gross profit decreased $31.7 million to $218.9 million in the first nine months of 2013, compared to $250.6 million for the same period of 2012. Gross profit as a percent of net sales in the first nine months of 2012 decreased to 75.0% compared to 77.2% for the same period of 2012.

This decrease each period was primarily due to the decrease of sales in our BioStim SBU which carries a higher gross margin compared to our other products as well as increased costs related to inventory reserves and salaries.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2013 were $52.7 million, of which $23.8 million is subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $52.1 million at December 31, 2012, of which $21.3 million was subject to certain restrictions under the senior secured credit agreement described below.

Net cash provided by operating activities was $67.0 million in 2013 compared to $10.2 million in 2012, an increase of $56.8 million. Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation, impairment of goodwill, deferred taxes, and the net gain on sale of Breg, Inc.) and changes in working capital. Net income decreased $71.7 million to a net loss of $(28.8) million in 2013 compared to net income of $42.9 million in 2012. Non-cash items for 2013 increased $23.9 million to $62.4 million compared to $38.5 million in 2012. The change in working capital accounts is primarily attributable to improved accounts receivable collections. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect day’s sales in receivables of 62 days at December 31, 2013 compared to 83 days at December 31, 2012 and inventory turns of 1.5 times as of December 31, 2013 and 1.4 times as of December 31, 2012.

Net cash used in investing activities was $31.1 million in 2013 compared cash provided of $125.2 million in 2012 primarily driven by the net proceeds on the sale of Breg, Inc. in 2012. During 2013 and 2012, we invested $29.7 million and $28.8 million in capital expenditures, respectively.

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

On August 30, 2010, the Company’s wholly owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain domestic direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto. The Credit Agreement provides for a five year, $200.0 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100.0 million secured term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Credit Facilities”). On January 15, 2015, at the Company’s request, the lenders agreed to reduce the available capacity under the Revolving Credit Facility to $100 million.

In May 2012, the Company used a portion of the proceeds from the sale of Breg, Inc. (see Item 8 — “Financial Statements and Supplementary Data” — Note 16) to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. As a result of the sale of Breg, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. Additionally, the Company paid $20 million in June and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility. As a result, at December 31, 2012, the Term Loan Facility had been repaid in full and there was

$20 million outstanding under the Revolving Credit Facility. As of December 31, 2012, the entire Revolving Credit Facility was at the London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 2.50%. As of December 31, 2011, the entire Term Loan Facility and $100 million of the Revolving Credit Facility was at the LIBOR rate plus a margin of 3.00%. The effective interest rate on the Credit Facilities as of December 31, 2012 was 2.7%.

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

On August 14, 2013, we and certain required lender parties to the Credit Agreement entered into a Limited Waiver (the “Original Limited Waiver”). Under the Original Limited Waiver, the lenders under the Credit Agreement (the “Lenders”) collectively waived requirements under the Credit Agreement that we deliver quarterly financial statements with respect to the fiscal quarters ending on June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. In addition, the Original Limited Waiver provided that the restatement of our financial statements for any period ending on or before March 31, 2013 would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, we delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements. In connection with our completion of the Original Restatement, we made such required deliveries, and determined that no payments were required.

In connection with the Further Restatement and our delay in filing the 2014 Second Quarter Form 10-Q, on August 14, 2014 the Lenders and us entered into a subsequent Limited Waiver which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that we deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files the 2014 Form 10-K or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, we delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements.

As of the date hereof, we have delivered the quarterly consolidated financial statements for the fiscal quarters ended June 30, 2014 and September 30, 2014, and we do not believe that the Further Restatement triggers any such additional interest or fees with respect to such prior periods. However, in the event that we do not satisfy these respective obligations under the Original Limited Waiver, the Subsequent Limited Waivers and/or the Credit Agreement, an event of default could be declared under the Credit Agreement, which could have a material adverse effect on our financial position.

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

Borrowings under the Revolving Credit Facility, which may be made in the future, may be used for working capital, capital expenditures and other general corporate purposes of Orthofix Holdings and its subsidiaries. The Guarantors have guaranteed repayment of Orthofix Holdings’ obligations under the Credit Agreement. The obligations of Orthofix Holdings and each of the Guarantors with respect to the Credit Facilities are secured by a pledge of substantially all of the assets of Orthofix Holdings and each of the Guarantors.

At December 31, 2013, we had no outstanding borrowings and unused available lines of credit of approximately €5.8 million ($8.0 million) under a line of credit established in Italy to finance the working capital of our Italian operations. The terms of the line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

We have incurred substantial expenses for legal and other professional services in connection with the Original and Further Restatement. These expenses were in excess of $25 million from July 2013 through December 2014 and we expect to continue to incur significant expenses in connection with this matter.

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As an entity incorporated in Curaçao, “foreign subsidiaries” refer to both U.S. and non-U.S. subsidiaries. Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $292.6 million at December 31, 2012 to $342.4 million at December 31, 2013. The $342.4 million includes $354.1 million in U.S subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated. The Company does not anticipate any impact on income tax liabilities since earnings are permanently reinvested for both U.S and non-U.S. subsidiaries.

Contractual Obligations

The following chart sets forth our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations (U.S. Dollars in thousands)	Total	2014	2015-2017	2018	2019 and thereafter
Revolving Credit Facility	$20,000	$—	$20,000	$—	$—
Estimated interest on Credit Facility (1)	903	542	361	—	—
Operating leases	21,031	4,342	10,794	2,846	3,049
Inventory purchase obligations (2)	2,965	2,965	—	—	—

Total	$44,899	$7,849	$31,155	$2,846	$3,049

(1)	Estimated interest on credit facility assumes payments are made in accordance with the scheduled payments as defined in the agreement. Interest payments are estimated using rates in effect at December 31, 2013.
(2)	The Company has inventory purchase commitments with third-party manufacturers. Due to the uncertainty of our future purchasing requirements, obligations under these agreements are included in the preceding table at the amount committed through December 31, 2013 all of which are due in 2014.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, inclusive of interest and penalties, of $1.2 million as of December 31, 2013 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Item 8 — “Financial Statements and Supplementary Data” — Note 14, included in this report.

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

We are exposed to interest rate risk in connection with our Revolving Credit Facility, which bear interest at floating rates based on LIBOR plus an applicable borrowing margin or at a base rate (as defined in the Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.

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

The Company believes that a concentration of credit risk related to its accounts receivable is limited because its customers are geographically dispersed and the end users are diversified across several industries. Net sales to our customers and distributors based in Europe were approximately $52 million in 2013, which constitutes a substantial portion of our trade accounts receivable balance as of December 31, 2013. It is at reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of December 31, 2013, we had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($31.9 million). We recorded a foreign currency loss during the year ended December 31, 2013 of $0.3 million related to this un-hedged long-term intercompany balance included in accumulated other comprehensive income during 2013, which resulted from the weakening of the Euro against the U.S. dollar during the period. For the year ended December 31, 2013, we recorded a foreign currency loss of $0.5 million on the statement of operations resulting from gains and losses in foreign currency transactions.

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

Background of Restatements

Original Restatement

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

The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by the Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in the Company’s previously issued financial statements with respect to the Non-Reliance Period, as well as in the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2010, 2009, 2008 and 2007. The error corrections related to the foregoing, which we refer to herein as the “Original Restatement,” were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 file on March 31, 2014 (“Original Form 10-K”).

In reaching the error correction conclusions that were reflected in the Original Restatement, the Company considered information obtained in the Independent Review, including emails, data and interviews with current and former employees that indicated (i) the existence of extra-contractual terms or arrangements at the onset of the sale and concessions agreed to subsequent to the initial sale (such as extended payment terms and return and exchange rights for sales to distributors with respect to certain transactions), including some with which certain senior-level personnel were involved, (ii) that at the time of some sales collection was not reasonably assured, and (iii) that certain amounts previously characterized as commissions were paid to related parties of the applicable customer.

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in Original Form 10-K, and such determinations were consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

Further Restatement

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain manual journal entries with respect to the previously filed consolidated financial statements contained in the Original Form 10-K were not properly accounted for under U.S. GAAP. As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014 and other prior periods. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods (including those contained in the Original Form 10-K) should no longer be relied upon. Contemporaneously with the filing of this Form 10-K/A, the Company is filing (i) an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q/A”), which amendment contains restated consolidated interim financial statements for the fiscal quarters ended March 31, 2014 and

2013, and (ii) its delayed Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”) and September 30, 2014 (the “2014 Third Quarter Form 10-Q”), which contain restated consolidated interim financial statements for the fiscal quarters ended June 30, 2013 and September 30, 2013, respectively. The corrections of the additional errors in this Form 10-K/A and the 2014 First Quarter Form 10-Q/A are referred to herein as the “Further Restatement”.

The errors corrected by the Further Restatement are as follows:

•	A majority of revenue from the Company’s BioStim SBU is derived from third parties, which is subject to change due to contractual adjustments related to commercial insurance carriers, and may include certain patient co-pay amounts. The Company previously recorded certain co-pay and self-pay amounts as revenue with estimated uncollectible portions being recognized as bad debt expense. Given the collectability of co-pay and self-pay amounts was not reasonably assured, the conditions for revenue recognition had not been met and revenue for those amounts should not have been recognized until collected. Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $2.2 million, $9.0 million and $6.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, and $1.4 million for the fiscal quarter ended March 31, 2014. Additionally, there was $1.4 million in the fiscal quarter ended March 31, 2014 related to contractual amounts from commercial insurance carriers which was incorrectly classified to bad debt expense rather than a reduction of revenue, for a total reduction to bad debt and revenue of $2.8 million for the fiscal quarter ended March 31, 2014. These adjustments have no effect on net income from continuing operations or net income in those periods.

•	Certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. As a result, sales and marketing expense was understated by approximately $1.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, and overstated by approximately $2.1 million for the fiscal year ended December 31, 2011.

•	As part of analyzing collections experience on accounts receivable, the Company identified that it had incorrectly considered certain deferred revenue amounts included in gross accounts receivable when calculating estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, incorrectly assumed that some percentage of deferred amounts would be collected, rather than fully deferring these amounts. Adjustments to correct this error resulted in a net decrease in operating income of $0.7 million and $0.2 million for the fiscal years ended December 31, 2013 and 2011, respectively, and a net increase in operating income of $2.1 million for the fiscal year ended December 31, 2012, as well as a net decrease in operating loss of $1.5 million for the fiscal quarter ended March 31, 2014.

•	As part of the Original Restatement, the Company made certain corrections to prior period excess and obsolete inventory reserves. The effect of these corrections was not considered when determining the adjustments needed to eliminate intercompany profits from inventories in the Original Restatement. Adjustments to correct this error resulted in an increase to cost of sales of $1.1 million, $0.2 million and $0.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $3.0 million for the fiscal quarter ended March 31, 2014.

•	As part of the remediation activities that followed the Original Restatement, the Company expanded its procedures in the second quarter of 2014 to validate the existence of field inventory held by independent sales representatives and noted that, in many cases, this inventory had higher rates of missing inventory (“shrinkage”) than previously estimated. To determine whether these higher error rates were pervasive across its field inventory, the Company counted approximately 90% of its field inventory during the third and fourth fiscal quarters of 2014. These counts resulted in the identification of errors relating to previous estimates of shrinkage. Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.4 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $0.2 million for the fiscal quarter ended March 31, 2014.

•	In connection with its remediation efforts associated with the material weakness noted in the Original Restatement related to inventory reserves, the Company concluded that it was not appropriately calculating inventory reserves, including its consideration of demand assumptions for “kits”, which contain a variety of “piece part” components to be used during surgery as well as inventory held by third parties under inventory purchase obligations. Adjustments to correct this error resulted in an increase to cost of sales of $3.2 million, $1.5 million and $0.1 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $2.4 million for the fiscal quarter ended March 31, 2014.

In addition to the adjustments described above, the Company is correcting certain other items. The impact of correcting these items results in a decrease to income tax expense of $0.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, to correct an income tax payable error that was recorded during the Original Restatement; these adjustments are separate from the tax effect of the errors described above

In the aggregate, the remaining additional adjustments resulted in a decrease to loss before income taxes of $1.1 million for the fiscal year ended December 31, 2013, a decrease to income before income taxes of $0.1 million for the fiscal year ended December 31, 2012 and a increase to loss before income taxes of $0.7 million for the fiscal year ended December 31, 2011, as well as a decrease to loss before income taxes of $1.6 million for the fiscal quarter ended March 31, 2014.

Evaluation of Disclosure Controls and Procedures

In connection with the filing of the Original Form 10-K in March 2014, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our then-Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our President and Chief Executive Officer and then-Chief Financial Officer concluded at that time that our disclosure controls and procedures were not effective as of December 31, 2013.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-K in March 2014 and in connection with the preparation and filing of the Further Restatement and this Form 10-K/A, our management, with the participation of our President and Chief Executive Officer and our current Chief Financial Officer (who was not employed by the Company at the time of the filing of the Original Form 10-K), re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This re-evaluation confirmed that the material weaknesses described in the Original Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Further Restatement. In addition, the re-evaluation concluded that two additional material weaknesses existed related to (i) the calculation of our accounts receivable reserve, and (ii) the oversight of field inventory held by our independent sales representatives, which also contributed to the Further Restatement. As a result, our President and Chief Executive Officer and Chief Financial Officer re-affirmed the conclusion that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

In connection with the preparation and filing of the Original Form 10-K in March 2014, the Company’s management, including our President and Chief Executive Officer and our then-Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, because of certain material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2013.

In connection with the preparation and filing of the Further Restatement and this Form 10-K/A, the Company’s management, including our President and Chief Executive Officer and our current Interim Chief Financial Officer (who was not employed by the Company at the time of the filing of the Original Form 10-K), has re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. This re-evaluation confirmed that the material weaknesses described in the Original Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Further Restatement. In addition, the re-evaluation concluded that two additional material weaknesses existed related to (i) the calculation of our accounts receivable reserve, and (ii) the oversight of field inventory held by our independent sales representatives, which also contributed to the Further Restatement. As a result, current management continues to conclude that, because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2013:

•	Revenue recognition practices for sales with distributors. In connection with the Independent Review and the Original Restatement, we concluded that we recognized revenue in certain instances in advance of all revenue recognition criteria being met, and that our controls were not effective to reasonably ensure accurate recognition of revenue in accordance with U.S. GAAP for certain distributor sales transactions previously recorded by the Company’s domestic and international business units. In general, we did not establish and maintain procedures throughout the Company to reasonably ensure proper communication to, and assessment by, the Company’s finance and accounting department of deviations from contractually established terms, which included written or unwritten arrangements made with, or extra-contractual terms provided to, Company distributors at the onset of the sale regarding extended payment terms, product return or exchange rights, and similar concessions agreed to subsequent to the initial sale (which were not memorialized by any formal contractual amendment). Such additional terms were not evaluated, or not evaluated correctly, and were not maintained or reflected in Company customer sales files. In addition, Company personnel were not adequately trained with respect to certain revenue recognition principles applicable under U.S. GAAP that may have led to appropriate consideration of the additional terms entered into outside of the written contractual terms.

•	Accounts receivable reserves. In connection with our internal control remediation activities that followed the Original Restatement, we expanded our procedures of analyzing collections of accounts receivable to ensure accounts receivable included an appropriate reserve for estimated uncollectible amounts. We concluded the Company had incorrectly considered certain deferred revenue amounts when calculating the estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, assumed that some percentage of deferred amounts would be collected, rather than deferring the entire amount. In connection with these additional procedures, we believe the errors identified indicate that the controls relating to the prior accounts receivable reserve process and calculations were insufficiently designed to detect a material misstatement.

•	Inventory reserves. In connection with the Independent Review and the Original Restatement, we concluded that errors occurred in establishing the Company’s inventory reserves due to a design deficiency in our controls over the computation and recording of such reserves. Our method of calculating inventory reserves resulted in the misapplication of U.S. GAAP, which caused us to make adjustments in the restated consolidated financial statements. Specifically, our controls were not designed to detect that increases in our forecasted demand for products which resulted in reductions in subsequent fiscal years to reserves previously recorded. ASC Topic 330 Inventory (specifically ASC 330-10-35-14) states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances, and our controls were not designed to prevent such mark ups due to increases in forecasted demand for products. Additionally, in the Further Restatement, we concluded our controls were not adequately designed to ensure that we were accurately calculating excess inventory reserves based on the consideration of overall demand assumptions and for components of “kit” inventory, which is primarily held by our independent sales representatives. Additionally, our controls were not appropriately designed to ensure that when determining needed inventory reserves, we considered inventory held by third parties under inventory purchase obligations.

•	Inventory existence. In connection with our internal control remediation activities that followed the Original Restatement, we expanded our procedures to validate the existence of field inventory held by independent sales representatives. In connection with these additional procedures, we identified errors which we believe indicate that the controls relating to the prior inventory counts performed were insufficiently designed to detect a material misstatement.

•	Foreign subsidiary oversight. In connection with the Independent Review and the Original Restatement, we concluded that our oversight of certain foreign subsidiaries was insufficiently designed to detect material misstatements of financial information. Specifically, while these entities were included in oversight activities similar to our other locations, we believe the design of our controls did not adequately address the additional risks associated with certain entities. These additional risks include: sales comprised of higher risk distributor revenues; no specific requirements for statutory audits that may detect inadequacies in the Company’s customer and business records; and a business culture where oral agreements were more common, resulting in contract terms that were less likely to be formally documented.

•	Manual journal entry control procedures. In connection with the completion of the audit for the fiscal year ended December 31, 2013, we determined that our controls over manual journal entries were not operating effectively. Specifically, we determined that some manual journal entries were not supported with sufficient documentation and were not adequately or timely reviewed and approved; nor were controls adequately designed to ensure entries recorded to a subsidiary at the corporate level in consolidation were recorded in the appropriate periods once subsequently recognized on the local subsidiary ledgers.

Some of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements, which were corrected in the Original Restatement and the Further Restatement, respectively. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting which follows this report.

Plans for Remediation

Our management has worked, and continues to work, to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weaknesses that have been described above. We intend to continue taking measures, including engaging outside professionals, as may be necessary and advisable, to assist us as we continue to address and rectify the foregoing material weaknesses. Since the filing of the Original Restatement, the Company has better aligned its current finance department staff, both domestically and internationally, to enhance the review and oversight of the accounting and finance functions. The Company has also added several key positions in its finance department, including director level roles in corporate accounting, U.S. accounting, and technical accounting. The Company continues to implement the remediation plans described herein. These remediation efforts are being undertaken under the supervision of the Audit Committee, including a new Chair of the Audit Committee, who joined the Board in April 2014 as a newly appointed independent director.

We are committed to maintaining an effective control environment and making changes necessary to enhance effectiveness. This commitment has been, and will continue to be, communicated to and reinforced throughout our organization. As part of this commitment, we are implementing an internal audit program that takes into account the nature of our business and the geographies in which we conduct it. We have also updated our code of conduct, and all our employees are required to annually acknowledge their commitment to adhering to its provisions. We have also informed all new employees and regularly remind all existing employees of the availability of our compliance hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting and other irregularities they may have become aware of or observed.

We are in the process of implementing and continuing to refine the plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have designed and are implementing the specific remediation initiatives described below:

Management’s remediation plan with respect to controls over revenue recognition practices relating to the Company’s distributors:

•	We have enhanced our revenue recognition training materials for all sales personnel;

•	We have conducted training of sales personnel (including senior-level management) pursuant to our updated revenue recognition training materials;

•	We have created and implemented an improved sales certification process to identify any sales with deviations from written sales contracts;

•	We have added key personnel within our finance department, which we believe will bring additional revenue recognition expertise to address our more complex revenue transactions to help ensure that our revenue recognition policies are correctly applied; and

•	We are working to improve procedures with respect to the proper communication, approval, documentation and accounting review of deviations from written sales contracts.

Management’s remediation plan with respect to controls over the calculation of the Company’s accounts receivable reserves:

•	We have enhanced the calculation and review of our accounts receivable reserves, including enhancing our model to incorporate separate consideration of deferred revenue for co-pay when calculating estimated reserves;

•	We have enhanced the account reporting structure within our general ledger system to provide increased transparency of deferred revenue versus contractual allowances; and

•	We have added key personnel within our finance department, which we believe will bring additional deferred revenue co-pay and accounts receivable reserves expertise.

Management’s remediation plan with respect to controls over the computation and recording of the Company’s inventory reserves:

•	We have enhanced controls over our model for determining inventory reserves to ensure that, once reserves are established in a fiscal year, subsequent write-ups based on demand are not recognized; and

•	We have enhanced the calculation and review of our inventory reserve analysis, including enhancing our model to capture demand considerations at the component level rather than the aggregated “kit” level, and increasing the involvement of both finance and operational personnel, which we expect to provide better controls to assess excess and obsolete inventory based on the current inventory on hand in relation to the demand forecast and related reserves.

•	We have implemented new procedures and controls to determine and verify for each period the amounts of inventory purchase obligations with third parties to assess if such amounts are considered excess amounts warranting reserve.

Management’s remediation plan with respect to controls over existence of field inventory at independent sales rep locations:

•	We have enhanced and expanded the extent of our physical inventory count procedures to require all piece parts, including those contained within kits, held by independent sales representatives be counted at least annually, in order to thoroughly and timely verify the existence of field inventory.

•	We have engaged a third party with relevant industry experience to assist in the completion of these expanded procedures, conducted physical counts of Spine Fixation device inventory held on consignment with distributors and hospital customers, and adjusted our inventory reserves to reflect the results of counts the Company completed during 2014 as part of this remediation.

•	We have also updated and enhanced our inventory management practices and review procedures for such consigned inventory.

Management’s remediation plan with respect to controls over foreign subsidiary oversight:

•	We have changed our structure so that all of our foreign subsidiaries’ accounting functions now report to the VP of International Accounting, who then, along with our domestic subsidiaries’ accounting functions, report to the VP, Controller within the corporate accounting function, which enhances the review of, and provides additional corporate-level oversight of, their activities;

•	We have established and hired a Director of Controls and Process Improvement position, whose primary duties are the design and implementation of processes and procedures to strengthen internal control over financial reporting;

•	We have engaged a professional firm to perform testing and evaluation of the Company’s internal controls, and to assist the Company in designing and implementing additional financial reporting controls and financial reporting control enhancements; and

•	We are evaluating our accounting systems to determine appropriate enhancements, and a plan is being executed that includes upgrading accounting systems at foreign locations.

Management’s remediation plan with respect to controls over manual journal entries:

•	We have implemented a new accounting policy setting forth specific requirements regarding supporting documentation standards and review and approval procedures for manual journal entries, including specifying the types and levels of review to be performed based on specifically defined criteria associated with the nature and magnitude of manual journal entries; and

•	We have designed and conducted training for the accounting group regarding manual journal entry preparation, documentation and timely review and approval procedures, along with enhancing procedures over subsequently recording journal entries made at the corporate level into the Company’s subsidiary general ledgers to ensure such amounts are recorded within the appropriate periods.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to (1) the prevention of revenue recognition in advance of all revenue recognition criteria being met for certain distributor sales transactions entered into by the Company’s domestic and international business units, (2) estimating accounts receivable reserves, (3) the computation and recording of inventory reserves, (4) existence of field inventory held by independent sales representatives, (5) the oversight of certain foreign subsidiaries due to the particular risks associated with such subsidiaries, and (6) controls over the preparation and review of manual journal entries. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of these consolidated financial statements, and this report does not affect our report dated March 31, 2014, except for Notes 2, 17, and 23 as to which the date is March 30, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Orthofix International N.V. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, Texas

March 24, 2014, except for the effect of the material weaknesses in controls related to estimating accounts receivable reserves and controls over existence of field inventory held by independent sales representatives described in the fifth paragraph above, as to which the date is March 30, 2015

Item 9B. Other Information

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Form 10-K is omitted from this annual report and is incorporated by reference to the Company’s definitive proxy statement for its 2014 annual general meeting of shareholders, which was filed on April 30, 2014 (the “2014 Definitive Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance

We provided information that is responsive to this Item 10 regarding executive compensation in the 2014 Definitive Proxy Statement under the captions “Information About Directors,” “Section 16 (a) Beneficial Ownership Reporting Compliance” and elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation

We provided information that is responsive to this Item 11 regarding executive compensation in the 2014 Definitive Proxy Statement under the captions “Executive Compensation,” and elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We provided information that is responsive to this Item 12 regarding ownership of our securities by certain beneficial owners and our directors and executive officers, as well as information with respect to our equity compensation plans, in the 2014 Definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders” and “Equity Compensation Plan Information,” and elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We provided information that is responsive to this Item 13 regarding transactions with related parties and director independence in our 2014 Definitive Proxy Statement under the caption “Certain Relationships and Related Transactions,” and elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

We provided information that is responsive to this Item 14 regarding principal accountant fees and services in our 2014 Definitive Proxy Statement under the caption “Principal Accountant Fees and Services,” and elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of report on Form 10-K

The following documents are filed as part of this report on Form 10-K/A:

1.	Financial Statements

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K/A.

2.	Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K/A

3.	Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of March 8, 2010, by and between Tyco Healthcare Group LP d/b/a Covidien, Covidien AG, Mallinckrodt do BrasilLtda, Kendall de Mexico S.A. de C.V., Novamedix Limited, Novamedix Distribution Limited, Novamedix Services Limited, Promeca S.A. de C.V., Orthofix do Brasil, OrthofixS.r.l., Orthofix S.A., Intavent Orthofix Limited, Breg Mexico S. de R.I. de CV, and Implantes y Sistemas Medicos, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed March 9, 2010 and incorporated herein by reference).

2.2	Stock Purchase Agreement, dated as of April 23, 2012, by and among Breg, Inc., Orthofix Holdings, Inc. and Breg Acquisition Corp. (filed as an exhibit to the Company’s current report on Form 8-K filed April 24, 2012 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2	Articles of Association of the Company as amended (filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.1	Credit Agreement, dated as of August 30, 2010, among Orthofix Holdings, Inc., Orthofix International N.V. and certain domestic subsidiaries of Orthofix International N.V., the several banks and other financial institutions as may from time to time become parties thereunder, and JPMorgan Chase, N.A. (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2010 and incorporated herein by reference).

10.2	First Amendment to Credit Agreement, dated May 4, 2011, among Orthofix Holdings, Inc., a Delaware corporation, Orthofix International N.V. (“Orthofix International”), a Netherlands Antilles corporation, certain domestic direct and indirect subsidiaries of Orthofix International, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed May 5, 2011 and incorporated herein by reference).

10.3	Limited Waiver, entered into on August 14, 2013, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of its wholly owned subsidiaries, and certain lender parties thereto. (filed as an exhibit to the Company’s current report on Form 8-K filed August 19, 2013 and incorporated herein by reference).

10.4†	Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.5	Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.6†	Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.7†	Amendment No. 3 to Matrix Commercialization Collaboration Agreement, entered into on July 1, 2013 and effective as of June 25, 2013, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2013 and incorporated herein by reference).

10.8	Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.9	Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)

10.10	Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.11	Orthofix International N.V. Staff Share Option Plan, as amended through April 22, 2003 (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference).

10.12	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.13	Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.14	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.15	Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.16	Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.17	Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.18	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.19	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.20	Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants— year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.21	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2011 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.22	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (post-2010 grants—vesting over 3 years) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.23	Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (3 year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

Exhibit Number	Description

10.24	Inducement Grant Nonqualified Stock Option Agreement between Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the current report on Form 8-K of Orthofix International N.V dated September 10, 2008 and incorporated herein by reference).

10.25	Inducement Grant Nonqualified Stock Option Agreement, dated April 1, 2011, between Orthofix International N.V. and Vicente Trelles (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.26	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement, dated as of June 15, 2011 and effective as of August 1, 2011, by and between Orthofix Inc., Orthofix International N.V. and Robert S. Vaters (filed as an exhibit to the Company’s quarterly report on current report on Form 8-K filed June 16, 2011 and incorporated herein by reference).

10.28	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Robert S. Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.29	Letter Agreement, dated March 12, 2013, between Orthofix Inc., Orthofix International N.V. and Robert S Vaters (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.30	Amended and Restated Employment Agreement, entered into and effective as of July 1, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.31	Amendment No. 1 to Amended and Restated Employment Agreement, dated August 4, 2009, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.32	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of October 1, 2011, by and between Orthofix Inc. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed October 4, 2011 and incorporated herein by reference).

10.33	Amendment No. 3 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Michael Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.34	Employment Agreement, entered into on December 9, 2010, by and between Orthofix Inc. and Jeffrey M. Schumm (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.35	Amended and Restated Employment Agreement, dated as of October 16, 2012 and effective as of November 6, 2012, between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed October 16, 2012 and incorporated herein by reference).

10.36	Employment Agreement, entered into as of January 7, 2013, by and between Orthofix Inc. and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed January 11, 2013 and incorporated herein by reference).

10.37	Amendment #1 to Employment Agreement, dated as of February 27, 2014, between Orthofix and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed March 4, 2014 and incorporated herein by reference).

10.38	Form of Amendment to Stock Option Agreements (for Robert S. Vaters and Michael M. Finegan) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.39	Employment Agreement, effective as of March 13, 2013, by and between Orthofix Inc. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.40	Inducement Grant Non-Qualified Stock Option Agreement, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.41	Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.42	Letter Agreement, dated May 9, 2013, between Orthofix Inc. and Vicente Trelles (filed as an exhibit to the Company’s current report on Form 8-K filed May 14, 2013 and incorporated herein by reference).

10.43	Letter Agreement, entered into on June 18, 2013, between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2013 and incorporated herein by reference).

10.44	Consulting Letter Agreement, dated as of November 5, 2013, between Orthofix International N.V. and James F. Gero (filed as an exhibit to the Company’s current report on Form 8-K filed November 6, 2013 and incorporated herein by reference).

10.45	Settlement Agreement, entered into on June 6, 2012, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, through its General Counsel, the Office of Personnel Management , in its capacity as administrator of the Federal Employees Health Benefits Program, the United States Department of Veteran Affairs, Orthofix International N.V. and relator Jeffrey J. Bierman (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

10.46	Amended Plea Agreement entered into on December 14, 2012, among the United States Attorney for the District of Massachusetts, the Department of Justice and Orthofix Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed December 19, 2012 and incorporated herein by reference).

10.47	Corporate Integrity Agreement, entered into on June 6, 2012, between the Office of Inspector General of the Department of Health and Human Services and Orthofix International N.V. (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

21.1**	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Certification of Chief Financial Officer

101	The following financial statements from Orthofix International N.V. on Form 10-K/A for the year ended December 31, 2013 filed on September 19, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed with this Form 10-K/A.
**	Filed with the original Form 10-K
†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Commission without redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Dated: March 30, 2015	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director

Dated: March 30, 2015	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Interim Chief Financial Officer

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

James F. Hinrichs

Chairman of the Audit Committee

Bradley R. Mason

President and Chief Executive Officer, Director

Doug Rice

Interim Chief Financial Officer

ORTHOFIX INTERNATIONAL N.V.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 2, the consolidated financial statements have been restated to correct errors identified in certain manual journal entries related to bad debt expense and the elimination of profit in inventory; inappropriate assumptions used in accounts receivable and inventory reserves; and for certain other matters.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 31, 2014, except for the effect of the material weaknesses in controls related to estimating accounts receivable reserves and controls over existence of field inventory held by independent sales representatives described in the fifth paragraph, as to which the date is March 30, 2015, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

March 31, 2014, except for Notes 2, 17, and 23 as to which the date is March 30, 2015

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2013 and 2012

(U.S. Dollars, in thousands except share and per share data)	2013	2012
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$28,924	$30,767
Restricted cash	23,761	21,314
Trade accounts receivable, less allowances of $9,111 and $6,673 at December 31, 2013 and 2012, respectively	70,811	103,802
Inventories	72,678	69,813
Deferred income taxes	39,999	38,487
Prepaid expenses and other current assets	28,933	36,449

Total current assets	265,106	300,632
Property, plant and equipment, net	54,372	52,793
Patents and other intangible assets, net	9,046	7,290
Goodwill	53,565	74,388
Deferred income taxes	22,394	21,523
Other long-term assets	7,492	7,920

Total assets	$411,975	$464,546

Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$—	$16
Trade accounts payable	20,674	22,575
Other current liabilities	49,676	42,742

Total current liabilities	70,350	65,333
Long-term debt	20,000	20,000
Deferred income taxes	13,026	11,350
Other long-term liabilities	12,736	11,424

Total liabilities	116,112	108,107
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,102,335 and 19,339,329 issued and outstanding as of December 31, 2013 and 2012, respectively	1,810	1,934
Additional paid-in capital	216,653	246,306
Retained earnings	73,897	102,709
Accumulated other comprehensive income	3,503	5,490

Total shareholders’ equity	295,863	356,439

Total liabilities and shareholders’ equity	$411,975	$464,546

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2013, 2012 and 2011

(U.S. Dollars, in thousands, except share and per share data)	2013	2012	2011
	(Restated)	(Restated)	(Restated)
Product sales	$349,552	$393,647	$398,695
Marketing service fees	48,059	46,542	36,824

Net sales	397,611	440,189	435,519
Cost of sales	106,912	100,726	96,415

Gross profit	290,699	339,463	339,104
Operating expenses
Sales and marketing	175,468	178,771	185,156
General and administrative	64,830	53,650	64,785
Research and development	26,768	28,577	22,861
Amortization of intangible assets	2,687	2,298	2,550
Costs related to the accounting review and restatement	12,945	—	—
Impairment of Goodwill	19,193	—	—
Charges related to U.S. Government resolutions (Note 17)	—	1,295	57,141

	301,891	264,591	332,493

Operating (loss) income	(11,192)	74,872	6,611
Other income and (expense)
Interest expense, net	(1,827)	(4,161)	(5,441)
Other income (expense)	2,416	(1,646)	(2,533)

	589	(5,807)	(7,974)

(Loss) income before income taxes	(10,603)	69,065	(1,363)
Income tax expense	(7,602)	(23,944)	(14,443)

Net (loss) income from continuing operations	(18,205)	45,121	(15,806)

Discontinued operations (Note 16)
Gain on sale of Breg, Inc., net of tax	—	1,345	—
Loss from discontinued operations	(15,510)	(3,494)	(2,705)
Income tax benefit	4,903	(120)	813

Net loss from discontinued operations	(10,607)	(2,269)	(1,892)

Net (loss) income	$(28,812)	$42,852	$(17,698)

Net (loss) income per common share—basic:
Net (loss) income from continuing operations	$(0.97)	$2.38	$(0.87)
Net loss from discontinued operations	(0.57)	(0.12)	(0.10)

Net (loss) income per common share—basic	$(1.54)	$2.26	$(0.97)

Net (loss) income per common share—diluted:
Net (loss) income from continuing operations	$(0.97)	$2.33	$(0.87)
Net loss from discontinued operations	(0.57)	(0.12)	(0.10)

Net (loss) income per common share—diluted	$(1.54)	$2.21	$(0.97)

Weighted average number of common shares:
Basic	18,697,228	18,977,263	18,219,343
Diluted	18,697,228	19,390,413	18,219,343
Other comprehensive (loss) income, before tax:
Translation adjustment	$(1,708)	$1,131	$(1,897)
Unrealized gain (loss) on derivative instrument	(443)	416	(693)

Other comprehensive income (loss), before tax	(2,151)	1,547	(2,590)
Income tax related to components of other comprehensive income	164	(153)	256

Other comprehensive income (loss), net of tax	(1,987)	1,394	(2,334)

Comprehensive (loss) income	$(30,799)	$44,246	$(20,032)

The accompanying notes form an integral part of these consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2013, 2012 and 2011

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2010	17,726,645	$1,772	$195,597	$90,119	$6,430	$293,918

Cumulative effect of adjustments on opening balance	—	—	—	(12,564)	—	(12,564)

At January 1, 2011 (Restated)	17,726,645	1,772	195,597	77,555	6,430	281,354

Net loss	—	—	—	(17,698)	—	(17,698)
Unrealized loss on derivative instrument (net of tax benefit of $256)	—	—	—	—	(437)	(437)
Translation adjustment	—	—	—	—	(1,897)	(1,897)
Purchase of minority interest	—	—	(517)	—	—	(517)
Tax benefit on exercise of stock options	—	—	1,737	—	—	1,737
Reclassification for tax benefit on exercise of stock options	—	—	(8,999)	—	—	(8,999)
Share-based compensation expense	—	—	6,648	—	—	6,648
Common shares issued	738,799	74	20,039	—	—	20,113

At December 31, 2011 (Restated)	18,465,444	1,846	214,505	59,857	4,096	280,304

Net income	—	—	—	42,852	—	42,852
Unrealized gain on derivative instrument (net of taxes of $153)	—	—	—	—	263	263
Translation adjustment	—	—	—	—	1,131	1,131
Share-based compensation expense	—	—	6,303	—	—	6,303
Common shares issued	873,885	88	25,498	—	—	25,586

At December 31, 2012 (Restated)	19,339,329	1,934	246,306	102,709	5,490	356,439

Net loss	—	—	—	(28,812)	—	(28,812)
Unrealized loss on derivative instrument (net of tax benefit of $164)	—	—	—	—	(279)	(279)
Translation adjustment	—	—	—	—	(1,708)	(1,708)
Share-based compensation expense	—	—	6,267	—	—	6,267
Common shares issued	200,584	20	3,430	—	—	3,450
Retirement of repurchased common stock	(1,437,578)	(144)	(39,350)	—	—	(39,494)

At December 31, 2013 (Restated)	18,102,335	$1,810	$216,653	$73,897	$3,503	$295,863

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

(U.S. Dollars, in thousands)	2013	2012	2011
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(28,812)	$42,852	$(17,698)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,822	20,732	23,182
Amortization of debt costs	720	1,737	1,239
Amortization of exclusivity agreements	1,546	1,289	374
Provision for doubtful accounts	4,590	2,212	4,580
Deferred income taxes	2,829	3,771	(13,941)
Share-based compensation	6,267	6,303	6,648
Impairment of goodwill	19,193	—	—
Gain on sale of Breg, Inc., net of tax	—	(1,345)	—
Excess income tax benefit on employee stock-based awards	(82)	(1,020)	(1,737)
Other	4,536	4,798	2,298
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	28,562	(11,128)	6,645
Inventories	(3,213)	(384)	(12,705)
Escrow receivable	—	41,537	(32,562)
Prepaid expenses and other current assets	8,764	(14,575)	2,382
Trade accounts payable	(2,280)	4,575	2,322
Charges related to U.S. Government resolutions	—	(83,178)	89,101
Other current liabilities	6,969	(5,239)	3,516
Other long-term assets	(5,329)	(3,391)	(2,317)
Other long-term liabilities	(40)	616	3,403

Net cash provided by operating activities	67,042	10,162	64,730
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(24,787)	(27,994)	(24,965)
Capital expenditures for intangible assets	(4,891)	(780)	(793)
Payment made in connection with acquisition	—	—	(5,250)
Purchase of other investments	(1,374)	(714)	(468)
Proceeds from sale of other investments	—	878	—
Net proceeds from sale of Breg, Inc.	—	153,773	—

Net cash (used in) provided by investing activities	(31,052)	125,163	(31,476)
Cash flows from financing activities:
Net proceeds from issuance of common shares	3,450	25,586	20,113
Payment of refinancing fees and debt issuance costs	—	—	(758)
Repayments of long-term debt	(16)	(188,695)	(7,500)
Repayment of bank borrowings, net	—	(1,297)	(2,561)
Changes in restricted cash	(2,375)	25,799	(24,178)
Purchase of common stock	(39,494)	—	—
Cash payment for purchase of minority interest in subsidiary	—	—	(517)
Excess income tax benefit on employee stock-based awards	82	1,020	1,737

Net cash used in financing activities	(38,353)	(137,587)	(13,664)
Effect of exchange rate changes on cash	520	286	(408)

Net (decrease) increase in cash and cash equivalents	(1,843)	(1,976)	19,182
Cash and cash equivalents at the beginning of the year	30,767	32,743	13,561

Cash and cash equivalents at the end of the year	$28,924	$30,767	$32,743

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,046	$4,569	$17,088

Income taxes	$8,773	$18,268	$26,227

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

(c)	Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to contractual allowances, doubtful accounts, inventories, potential intangible assets and goodwill impairment, income taxes, and share-based compensation. We base our estimates on historical experience, future expectations and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(d)	Foreign currency translation

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and (losses) resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity. Transactional foreign currency gains and (losses), including those generated from intercompany operations, are included in other expense, net and were $0.5 million loss, $0.4 million loss and $1.7 million loss for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Property, plant and equipment is stated at cost less accumulated depreciation. Costs include all expenditures necessary to place the asset in service, including freight and sales and use taxes. Plant equipment also includes instrumentation held by customers and is generally used to facilitate the implantation of the Company’s products, the associated cost and accumulated depreciation as of December 31, 2013 was $56.7 million and ($35.4 million), respectively. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. The useful lives are as follows:

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

As a result of the Company’s change in reporting structure, the Company allocated goodwill to each reporting unit, and subsequently evaluated each reporting unit for possible impairment of goodwill, as there were indicators of impairment when completing a qualitative analysis. The result of this analysis was a full impairment of the goodwill allocated to the Extremity Fixation and Spine Fixation reportable units, totaling $19.2 million.

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

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge (see Note 10) and the unrealized gain (loss) on warrants. The components of and changes in accumulated other comprehensive income are as follows:

(U.S. Dollars in thousands)	Foreign Currency Translation Adjustments	Change in Fair Value	Accumulated Other Comprehensive Income
Balance at December 31, 2011 (Restated)	$4,228	$(132)	$4,096
Unrealized gain on cross-currency swaps, net of taxes of $153	—	263	263
Foreign currency translation adjustment (1)	1,131	—	1,131

Balance at December 31, 2012 (Restated)	5,359	131	5,490
Unrealized loss on cross-currency swaps, net of tax benefit of $164	—	(278)	(278)
Unrealized gain (loss) on warrants	—	(1)	(1)
Foreign currency translation adjustment (1)	(1,708)	—	(1,708)

Balance at December 31, 2013 (Restated)	$3,651	$(148)	$3,503

(1)	As the cash generally remains permanently invested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

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

Biologics revenue is primarily related to a collaborative arrangement with MTF. In 2008, the Company entered into a collaborative arrangement with MTF to develop and commercialize Trinity Evolution®, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, the Company and MTF operated under the terms of a separate commercialization agreement. Under the terms of the 10-year agreement, MTF sourced the tissue, processed it to create the bone growth matrix, packaged and delivered it to the customer in accordance with orders received from the Company. The Company has exclusive global marketing rights for Trinity Evolution® as well as non-exclusive marketing rights for other products, and receives marketing fees from MTF based on total sales. These marketing fees are recorded on a net basis within net sales and were $48.1 million, $46.5 million and $36.8 million in 2013, 2012 and 2011, respectively. On January 10, 2012, the Company announced that it had reached an agreement with MTF to both co-develop and commercialize a new technology for use in bone grafting applications and to expand MTF’s Trinity Evolution® processing capacity. The amendment amends the term of the existing agreement until the later of (i) 15 years after the date that certain development milestones were achieved under the existing agreement (which occurred during 2010) or (ii) the date that certain licensing arrangements between the Company and NuVasive, Inc. expire. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis upon shipment of the product to the customer.

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

2.	Original and Further Restatement of the Consolidated Financial Statements

These consolidated financial statements reflect two restatements, which we refer to herein respectively as the “Original Restatement” and the “Further Restatement.” The Original Restatement, which was contained in the financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014 (the “Original Form 10-K”), reflected the restatement of the Company’s previously filed consolidated financial statements for the fiscal years ended December 31, 2012 and 2011, as well as the fiscal quarter ended March 31, 2013. The Original Restatement is further described below under the subheading “– Original Restatement.”

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain entries with respect to the previously filed financial statements contained in the Original Form 10-K were not properly accounted for under U.S. GAAP. As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011 and quarterly reporting periods contained within the fiscal years ended December 31, 2013 and 2012, as well as the fiscal quarter ended March 31, 2014. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods should no longer be relied upon. The Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Amended Form 10-K”), to which these consolidated financial statements form a part, corrects these additional errors. We refer to these additional corrections as the “Further Restatement.” The Further Restatement is further described below under the subheading “Further Restatement,” which follows the description of the Original Restatement contained directly below.

Original Restatement

Background of Original Restatement

In July 2013, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an independent review with the assistance of outside professionals into whether the Company had properly recognized revenue under U.S. GAAP in connection with certain revenue that had been recorded in 2012 and 2011 (the “Independent Review”). In conjunction with the Independent Review, the Company concluded that errors existed in the Company’s previously issued financial statements for the fiscal years ended December 31, 2012 and 2011, the interim quarterly period ended March 31, 2013, and certain other prior periods.

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

Distributor Revenue Recognition

The Company has determined that it previously recognized revenue with respect to certain distributor relationships before all revenue recognition criteria were met. Specifically, the Company has determined that a fixed or determinable sales price did not exist, and/or collection was not reasonably assured, with respect to certain transactions where revenue had previously been recognized at the time of shipment. Specifically, the Company’s review revealed arrangements, or extra-contractual terms, with certain of the Company’s distributors regarding extended payment terms, return or exchange rights, and contingent payment obligations for sales to such distributors with respect to certain transactions. There were also concessions being made subsequent to the shipment of inventory to the distributors and the related revenue recognition. Based on the results of this review, it was determined that these arrangements were not appropriately evaluated under the appropriate revenue recognition criteria applicable under U.S. GAAP. Distributor sales represented approximately 11–13% of the Company’s net sales (prior to the restatement) of approximately $462 million and $470 million for the years ended December 31, 2012 and 2011, respectively.

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

The Company has also determined that certain inconsistencies existed with respect to how the Company previously computed and recorded inventory reserves. As a result, the Company has reviewed the methodologies used to compute and record inventory reserves and determined that errors in the application of U.S. GAAP existed in prior periods, which required adjustment in these financial statements. Based on this review, the Company has determined that it previously made reductions to previously recorded reserves based on changes in forecasted demand, which it believes was contrary to guidance set forth in ASC Topic 330, Inventory (specifically ASC 330-10-35-14), which states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances. The restated consolidated financial statements contain several adjustments to reflect recomputed inventory reserves in each of the relevant periods.

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

Further Restatement

Background of Further Restatement

During the second quarter of 2014, the Company’s management noted that the Company’s bad debt expense for its BioStim strategic business unit (“SBU”) during the first quarter of 2014 was higher than internally budgeted. As a result, the Company’s internal finance department reviewed bad debt expense entries in prior periods. In connection with this review, the Company also further considered its accounting methodology with respect to certain prior revenue adjustments related to uncollectible patient co-pay and self-pay amounts. As further described below, after performing this review, the Company determined that errors existed relating to the accounting for uncollectible patient co-pay and self-pay amounts, and that certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. After analyzing these errors, the Company determined to further restate its financial statements as described herein. In addition to these matters, certain other adjustments identified by management, including revisions to inventory reserves, intercompany profit adjustments and accounts receivable reserves, were made to the consolidated financial statements in connection with the Further Restatement, as discussed below.

Co-Pay and Self-Pay Revenue Adjustments

A majority of revenue from the Company’s BioStim SBU is derived from third parties, which is subject to change due to contractual adjustments related to commercial insurance carriers, and may include certain patient co-pay amounts. In addition, certain patient purchasers are without insurance, with revenue derived from “self-pay” arrangements. In previously issued financial statements, the Company recorded these co-pay and self-pay amounts as revenue with estimated uncollectible portions being recognized as bad debt expense. Upon further analysis, it was determined that because collectability of co-pay and self-pay amounts was not reasonably assured, the conditions for revenue recognition had not been met and revenue for those amounts should not have been recognized until collected.

Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $2.2 million, $9.0 million and $6.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. These adjustments have no effect on net income from continuing operations, net income or total assets in any period.

Bad Debt Timing Adjustments

In connection with the foregoing, the Company determined to review bad debt expense trends more broadly across all of its business units. As a result of this process, the Company determined that certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. Because the Original Restatement transferred these transactions to sell-through accounting (as opposed to sell-in accounting, which had been used when the original bad debt reserves were recorded), the bad debt reserve was reversed as part of the Original Restatement, as the receivable that was being reserved for was no longer recognized.

Adjustments to correct this error result in an increase of sales and marketing expense of $1.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012 and a decrease of sales and marketing expense of $2.1 million for the fiscal year ended December 31, 2011. These adjustments resulted in no impact to the accounts receivable balance as of December 31, 2013 and an increase in accounts receivable by $1.5 million as of December 31, 2012.

Accounts Receivable Reserve Adjustments

As part of analyzing collections experience on accounts receivable, the Company identified that it had incorrectly considered certain deferred revenue amounts included in gross accounts receivable when calculating estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, incorrectly assumed that some percentage of the deferred amounts would be collected, rather than fully deferring these amounts.

Adjustments to correct this error resulted in a net decrease in operating income of $0.7 million and $0.2 million for the fiscal years ended December 31, 2013 and 2011, respectively, and a net increase in operating income of $2.1 million for the fiscal year ended December 31, 2012.

This adjustment resulted in a decrease in accounts receivable, net (due to an increase in reserves) as of December 31, 2013 and 2012, by $4.2 million and $3.5 million, respectively.

Intercompany Profit Adjustments

The Company has two manufacturing facilities which support the inventory needs of other subsidiaries through intercompany sales transactions. These intercompany sales include a profit margin for the selling subsidiary (“intercompany profit”) that is eliminated by the Company as part of its consolidated financial reporting process. The elimination of intercompany profit requires determining the affected net inventory amounts and their related intercompany profit margin to eliminate all intercompany profit, resulting in all inventories being carried at historical cost in the Company’s consolidated financial statements.

As described further above under “Original Restatement – Inventory Reserves,” as part of the Original Restatement the Company made certain corrections to prior period excess and obsolete inventory reserves. The effect of these corrections was not properly considered when determining the adjustments needed to eliminate intercompany profits from inventories in the Original Restatement.

Adjustments to correct this error resulted in an increase to cost of sales of $1.1 million, $0.2 million and $0.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

This adjustment resulted in a decrease in inventory as of December 31, 2013 and 2012, by $2.6 million and $1.5 million, respectively.

Inventory

Inventory Existence

As part of the remediation activities that followed the Original Restatement, the Company expanded its procedures in the second quarter of 2014 to validate the existence of field inventory held by independent sales representatives and noted that, in many cases, this inventory had higher rates of missing inventory (“shrinkage”) than previously estimated. To determine whether these higher error rates were pervasive across its field inventory, the Company counted approximately 90% of its field inventory during the third and fourth fiscal quarters of 2014. These counts resulted in the identification of errors relating to previous estimates of shrinkage.

Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.4 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

These adjustments resulted in a decrease in inventory as of December 31, 2013 and 2012, by $1.0 million and $0.6 million, respectively.

Inventory Reserves

In connection with its remediation efforts associated with the material weakness noted in the Original Restatement related to inventory reserves the Company concluded that it was not appropriately calculating inventory reserves, including its consideration of demand assumptions for “kits”, which contain a variety of “piece part” components to be used during surgery that have various demand considerations, as well as inventory held by third parties under inventory purchase obligations.

Adjustments to correct these errors resulted in an increase to cost of sales of $3.2 million, 1.5 million and $0.1 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. These adjustments resulted in a decrease to inventory (due to an increase in reserves) as of December 31, 2013 and 2012, by $14.4 million and $11.8 million, respectively.

Other Adjustments

In addition to the adjustments described above, the Company is correcting certain other items. Principally, these items consist of a decrease to income tax expense of $0.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively; these adjustments are separate from the tax effect of the errors described above.

The effect of the Further Restatement adjustments made to the Company’s previously filed consolidated statements of operations as a result of these matters are shown in the tables below. These adjustments also resulted in a decrease of total assets of $11.2 million as of December 31, 2013, resulting primarily from a decrease of $17.9 million to inventory and $4.8 million to trade accounts receivable, partially offset by an increase of $6.0 million in deferred income taxes. For further discussion of the effect of these entries on retained earnings, see the “Cumulative Adjustments to Shareholders’ Equity at January 1, 2011” table below.

The tables below show the effects of the Original Restatement for each of the fiscal years ended December 31, 2012 and 2011, as well as the effects of the Further Restatement for each of the fiscal years ended December 31, 2013, 2012 and 2011. In each case, the tax effect of the adjustments is estimated based on the Company’s estimated tax rate.

	Year Ended December 31, 2013
		Further Restatement Adjustments by Category
(U.S. Dollars, in thousands)	Originally Reported	Co-Pay and Self-Pay Revenue	Bad Debt Timing	Accounts Receivable Reserve	Intercompany Profit	Inventory	Other	Total Further Restatement Adjustments	Restated
Net sales	$400,534	$(2,242)	$—	$(582)	$—	$—	$(99)	$(2,923)	$397,611
Cost of sales	102,300	—	—	—	1,090	3,688	(166)	4,612	106,912

Gross profit	298,234	(2,242)	—	(582)	(1,090)	(3,688)	67	(7,535)	290,699
Operating expenses
Sales and marketing	176,581	(2,242)	1,455	122	—	—	(448)	(1,113)	175,468
General and administrative	65,147	—	—	—	—	—	(317)	(317)	64,830
Research and development	26,768	—	—	—	—	—	—	—	26,768
Amortization of intangible assets	2,687	—	—	—	—	—	—	—	2,687
Costs related to the accounting review and restatement	12,945	—	—	—	—	—	—	—	12,945
Impairment of Goodwill	19,193	—	—	—	—	—	—	—	19,193

	303,321	(2,242)	1,455	122	—	—	(765)	(1,430)	301,891

Operating (loss) income	(5,087)	—	(1,455)	(704)	(1,090)	(3,688)	832	(6,105)	(11,192)
Other income and (expense)	295	—	—	—	—	—	294	294	589

Loss before income taxes	(4,792)	—	(1,455)	(704)	(1,090)	(3,688)	1,126	(5,811)	(10,603)
Income tax expense	(10,116)	—	509	246	381	1,290	88	2,514	(7,602)

Net loss from continuing operations	$(14,908)	$—	$(946)	$(458)	$(709)	$(2,398)	$1,214	$(3,297)	$(18,205)

	Year Ended December 31, 2012
		Original Restatement Adjustments by Category
(U.S. Dollars, in thousands)	As Reported in the 2012 Form 10-K Prior to Original Restatement	Distributor Revenue	Inventory Reserves	Royalties	Other	Total Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A
Net sales	$462,320	$(14,777)	$—	$—	$38	$(14,739)	$447,581
Cost of sales	86,492	(2,032)	5,647	8,190	(44)	11,761	98,253

Gross profit	375,828	(12,745)	(5,647)	(8,190)	82	(26,500)	349,328
Operating expenses
Sales and marketing	200,343	(6,629)	—	(8,190)	1,607	(13,212)	187,131
General and administrative	53,827	(2)	—	—	(434)	(436)	53,391
Research and development	28,577	—	—	—	—	—	28,577
Amortization of intangible assets	2,098	—	—	—	200	200	2,298
Charges related to U.S. Government resolutions	1,973	—	—	—	(678)	(678)	1,295

	286,818	(6,631)	—	(8,190)	695	(14,126)	272,692

Operating income	89,010	(6,114)	(5,647)	—	(613)	(12,374)	76,636
Other income and (expense)	(6,282)	—	—	—	(166)	(166)	(6,448)

Income before income taxes	82,728	(6,114)	(5,647)	—	(779)	(12,540)	70,188
Income tax expense	(28,792)	1,782	1,645	—	227	3,654	(25,138)

Net income from continuing operations	$53,936	$(4,332)	$(4,002)	$—	$(552)	$(8,886)	$45,050

	Year Ended December 31, 2012
		Further Restatement Adjustments by Category
(U.S. Dollars, in thousands)	As Originally Restated in 2012 Form 10-K/A	Co-Pay and Self-Pay Revenue	Bad Debt Timing	Accounts Receivable Reserve	Intercompany Profit	Inventory	Other	Total Further Restatement Adjustments	Restated
Net sales	$447,581	$(9,049)	$—	$1,653	$—	$—	$4	$(7,392)	$440,189
Cost of sales	98,253	—	—	—	207	1,774	492	2,473	100,726

Gross profit	349,328	(9,049)	—	1,653	(207)	(1,774)	(488)	$(9,865)	339,463
Operating expenses
Sales and marketing	187,131	(9,049)	1,097	(408)	—	—	—	$(8,360)	178,771
General and administrative	53,391	—	—	—	—	—	259	259	53,650
Research and development	28,577	—	—	—	—	—	—	—	28,577
Amortization of intangible assets	2,298	—	—	—	—	—	—	—	2,298
Charges related to U.S. Government resolutions	1,295	—	—	—	—	—	—	—	1,295

	272,692	(9,049)	1,097	(408)	—	—	259	(8,101)	264,591

Operating income	76,636	—	(1,097)	2,061	(207)	(1,774)	(747)	(1,764)	74,872
Other income and (expense)	(6,448)	—	—	—	—	—	641	641	$(5,807)

Income before income taxes	70,188	—	(1,097)	2,061	(207)	(1,774)	(106)	(1,123)	69,065
Income tax expense	(25,138)	—	384	(721)	72	621	838	1,194	$(23,944)

Net income from continuing operations	$45,050	$—	$(713)	$1,340	$(135)	$(1,153)	$732	$71	$45,121

	Year Ended December 31, 2011
		Original Restatement Adjustments by Category
(U.S. Dollars, in thousands)	As Reported in the 2012 Form 10-K Prior to Original Restatement	Distributor Revenue	Inventory Reserves	Royalties	Other	Total Original Restatement Adjustments	As Originally Restated in 2012 Form 10-K/A
Net sales	$470,121	$(29,135)	$—	$—	$985	$(28,150)	$441,971
Cost of sales	92,619	(8,289)	3,377	7,713	107	2,908	95,527

Gross profit	377,502	(20,846)	(3,377)	(7,713)	878	(31,058)	346,444
Operating expenses
Sales and marketing	200,145	(1,216)	—	(7,713)	2,295	(6,634)	193,511
General and administrative	64,374	—	—	—	107	107	64,481
Research and development	22,861	—	—	—	—	—	22,861
Amortization of intangible assets	2,350	—	—	—	200	200	2,550
Charges related to U.S. Government resolutions	56,463	—	—	—	678	678	57,141

	346,193	(1,216)	—	(7,713)	3,280	(5,649)	340,544

Operating income	31,309	(19,630)	(3,377)	—	(2,402)	(25,409)	5,900
Other income and (expense)	(11,868)	—	—	—	3,915	3,915	(7,953)

Income (loss) before income taxes	19,441	(19,630)	(3,377)	—	1,513	(21,494)	(2,053)
Income tax expense	(21,181)	6,408	1,102	—	(494)	7,016	(14,165)

Net loss from continuing operations	$(1,740)	$(13,222)	$(2,275)	$—	$1,019	$(14,478)	$(16,218)

	Year Ended December 31, 2011
		Further Restatement Adjustments by Category
(U.S. Dollars, in thousands)	As Originally Restated in 2012 Form 10-K/A	Co-Pay and Self-Pay Revenue	Bad Debt Timing	Accounts Receivable Reserve	Intercompany Profit	Inventory	Other	Total Further Restatement Adjustments	Restated
Net sales	$441,971	$(5,960)	$—	$(439)	$—	$—	$(53)	$(6,452)	$435,519
Cost of sales	95,527	—	—	—	253	321	314	888	96,415

Gross profit	346,444	(5,960)	—	(439)	(253)	(321)	(367)	(7,340)	339,104
Operating expenses
Sales and marketing	193,511	(5,960)	(2,143)	(252)	—	—	—	(8,355)	185,156
General and administrative	64,481	—	—	—	—	—	304	304	64,785
Research and development	22,861	—	—	—	—	—	—	—	22,861
Amortization of intangible assets	2,550	—	—	—	—	—	—	—	2,550
Charges related to U.S. Government resolutions	57,141	—	—	—	—	—	—	—	57,141

	340,544	(5,960)	(2,143)	(252)	—	—	304	(8,051)	332,493

Operating income	5,900	—	2,143	(187)	(253)	(321)	(671)	711	6,611
Other income and (expense)	(7,953)	—	—	—	—	—	(21)	(21)	(7,974)

Loss before income taxes	(2,053)	—	2,143	(187)	(253)	(321)	(692)	690	(1,363)
Income tax expense	(14,165)	—	(752)	66	89	113	206	(278)	(14,443)

Net loss from continuing operations	$(16,218)	$—	$1,391	$(121)	$(164)	$(208)	$(486)	$412	$(15,806)

The effects of the Further Restatement on the Company’s consolidated balance sheet as of December 31, 2013 are as follows:

	As of December 31, 2013
(U.S. Dollars, in thousands except share and per share data)	Originally Reported in 2013 Form 10-K	Further Restatement Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$30,486	$(1,562)	$28,924
Restricted cash	23,761	—	23,761
Trade accounts receivable, less allowances of $9,111	75,567	(4,756)	70,811
Inventories	90,577	(17,899)	72,678
Deferred income taxes	33,947	6,052	39,999
Prepaid expenses and other current assets	25,906	3,027	28,933

Total current assets	280,244	(15,138)	265,106
Property, plant and equipment, net	54,606	(234)	54,372
Patents and other intangible assets, net	9,046	—	9,046
Goodwill	53,565	—	53,565
Deferred income taxes	18,336	4,058	22,394
Other long-term assets	7,385	107	7,492

Total assets	$423,182	$(11,207)	$411,975

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$20,674	$—	$20,674
Other current liabilities	46,146	3,530	49,676

Total current liabilities	66,820	3,530	70,350
Long-term debt	20,000	—	20,000
Deferred income taxes	13,132	(106)	13,026
Other long-term liabilities	12,736	—	12,736

Total liabilities	112,688	3,424	116,112
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,102,335 issued and outstanding	1,810	—	1,810
Additional paid-in capital	216,653	—	216,653
Retained earnings	89,332	(15,435)	73,897
Accumulated other comprehensive income	2,699	804	3,503

Total shareholders’ equity	310,494	(14,631)	295,863

Total liabilities and shareholders’ equity	$423,182	$(11,207)	$411,975

The effects of the Original Restatement and the Further Restatement on the Company’s consolidated balance sheet as of December 31, 2012 are as follows:

	As of December 31, 2012
(U.S. Dollars, in thousands except share and per share data)	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$31,055	$—	$31,055	$(288)	$30,767
Restricted cash	21,314	—	21,314	—	21,314
Trade accounts receivable, less allowances of $6,673	150,316	(43,004)	107,312	(3,510)	103,802
Inventories	88,744	(5,371)	83,373	(13,560)	69,813
Deferred income taxes	16,959	16,491	33,450	5,037	38,487
Prepaid expenses and other current assets	32,056	2,023	34,079	2,370	36,449

Total current assets	340,444	(29,861)	310,583	(9,951)	300,632
Property, plant and equipment, net	51,362	2,473	53,835	(1,042)	52,793
Patents and other intangible assets, net	6,880	410	7,290	—	7,290
Goodwill	74,388	—	74,388	—	74,388
Deferred income taxes	19,904	(1,023)	18,881	2,642	21,523
Other long-term assets	11,303	(3,383)	7,920	—	7,920

Total assets	$504,281	$(31,384)	$472,897	$(8,351)	$464,546

Liabilities and shareholders’ equity
Current liabilities:
Bank borrowings	$16	$—	$16	$—	$16
Trade accounts payable	21,812	763	22,575	—	22,575
Other current liabilities	46,969	(7,375)	39,594	3,148	42,742

Total current liabilities	68,797	(6,612)	62,185	3,148	65,333
Long-term debt	20,000	—	20,000	—	20,000
Deferred income taxes	11,456	—	11,456	(106)	11,350
Other long-term liabilities	4,930	6,494	11,424	—	11,424

Total liabilities	105,183	(118)	105,065	3,042	108,107
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,339,329 issued and outstanding	1,934	—	1,934	—	1,934
Additional paid-in capital	246,111	195	246,306	—	246,306
Retained earnings	148,549	(33,702)	114,847	(12,138)	102,709
Accumulated other comprehensive income	2,504	2,241	4,745	745	5,490

Total shareholders’ equity	399,098	(31,266)	367,832	(11,393)	356,439

Total liabilities and shareholders’ equity	$504,281	$(31,384)	$472,897	$(8,351)	$464,546

The effects of the Further Restatement on the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2013 are as follows:

	Year Ended December 31, 2013
(U.S. Dollars, in thousands, except share and per share data)	Originally Reported in 2013 Form 10-K	Further Restatement Adjustments	Restated
Product sales	$352,796	$(3,244)	$349,552
Marketing service fees	47,738	321	48,059

Net sales	400,534	(2,923)	397,611
Cost of sales	102,300	4,612	106,912

Gross profit	298,234	(7,535)	290,699
Operating expenses
Sales and marketing	176,581	(1,113)	175,468
General and administrative	65,147	(317)	64,830
Research and development	26,768	—	26,768
Amortization of intangible assets	2,687	—	2,687
Costs related to the accounting review and restatement	12,945	—	12,945
Impairment of Goodwill	19,193	—	19,193

	303,321	(1,430)	301,891

Operating loss	(5,087)	(6,105)	(11,192)
Other income and (expense)
Interest expense, net	(1,925)	98	(1,827)
Other expense	2,220	196	2,416

	295	294	589

Loss before income taxes	(4,792)	(5,811)	(10,603)
Income tax expense	(10,116)	2,514	(7,602)

Net loss from continuing operations	(14,908)	(3,297)	(18,205)

Discontinued operations (Note 16)
Loss from discontinued operations	(15,510)	—	(15,510)
Income tax benefit (expense)	4,903	—	4,903

Net loss from discontinued operations	(10,607)	—	(10,607)

Net loss	$(25,515)	$(3,297)	$(28,812)

Net loss per common share—basic:
Net loss from continuing operations	$(0.80)	$(0.17)	$(0.97)
Net loss from discontinued operations	(0.57)	—	(0.57)

Net loss per common share—basic	$(1.37)	$(0.17)	$(1.54)

Net loss per common share—diluted:
Net loss from continuing operations	$(0.80)	$(0.17)	$(0.97)
Net loss from discontinued operations	(0.57)	—	(0.57)

Net loss per common share—diluted	$(1.37)	$(0.17)	$(1.54)

Weighted average number of common shares:
Basic	18,697,228	—	18,697,228
Diluted	18,697,228	—	18,697,228
Other comprehensive loss, before tax:
Translation adjustment	$(1,768)	$60	$(1,708)
Unrealized gain on derivative instrument	(442)	(1)	(443)

Other comprehensive loss, before tax	(2,210)	59	(2,151)
Income tax expense related to components of other comprehensive income	164	—	164

Other comprehensive loss, net of tax	(2,046)	59	(1,987)

Comprehensive loss	$(27,561)	$(3,238)	$(30,799)

The effects of the Original Restatement and the Further Restatement on the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2012 are as follows:

	Year Ended December 31, 2012
(U.S. Dollars, in thousands, except share and per share data)	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Product sales	$415,850	$(14,811)	$401,039	$(7,392)	$393,647
Marketing service fees	46,470	72	46,542	—	46,542

Net sales	462,320	(14,739)	447,581	(7,392)	440,189
Cost of sales	86,492	11,761	98,253	2,473	100,726

Gross profit	375,828	(26,500)	349,328	(9,865)	339,463
Operating expenses
Sales and marketing	200,343	(13,212)	187,131	(8,360)	178,771
General and administrative	53,827	(436)	53,391	259	53,650
Research and development	28,577	—	28,577	—	28,577
Amortization of intangible assets	2,098	200	2,298	—	2,298
Charges related to U.S. Government resolutions (Note 17)	1,973	(678)	1,295	—	1,295

	286,818	(14,126)	272,692	(8,101)	264,591

Operating income	89,010	(12,374)	76,636	(1,764)	74,872
Other income and (expense)
Interest expense, net	(4,577)	(166)	(4,743)	582	(4,161)
Other expense	(1,705)	—	(1,705)	59	(1,646)

	(6,282)	(166)	(6,448)	641	(5,807)

Income before income taxes	82,728	(12,540)	70,188	(1,123)	69,065
Income tax expense	(28,792)	3,654	(25,138)	1,194	(23,944)

Net income from continuing operations	53,936	(8,886)	45,050	71	45,121

Discontinued operations (Note 16)
Gain on sale of Breg, Inc.,	1,345	—	1,345	—	1,345
Loss from discontinued operations	(4,012)	1,018	(2,994)	(500)	(3,494)
Income tax benefit (expense)	26	(589)	(563)	443	(120)

Net loss from discontinued operations	(2,641)	429	(2,212)	(57)	(2,269)

Net income	$51,295	$(8,457)	$42,838	$14	$42,852

Net income (loss) per common share—basic:
Net income from continuing operations	$2.84	$(0.47)	$2.37	$0.01	$2.38
Net loss from discontinued operations	(0.14)	0.02	(0.12)	—	(0.12)

Net income per common share—basic	$2.70	$(0.45)	$2.25	$0.01	$2.26

Net income (loss) per common share—diluted:
Net income from continuing operations	$2.78	$(0.46)	$2.32	$0.01	$2.33
Net loss from discontinued operations	(0.14)	0.03	(0.11)	(0.01)	(0.12)

Net income per common share—diluted:	$2.64	$(0.43)	$2.21	$0.00	$2.21

Weighted average number of common shares:
Basic	18,977,263	—	18,977,263	—	18,977,263
Diluted	19,390,413	—	19,390,413	—	19,390,413
Other comprehensive income, before tax:
Translation adjustment	$480	$288	$768	$363	$1,131
Unrealized gain on derivative instrument	416	—	416	—	416

Other comprehensive income, before tax	896	288	1,184	363	1,547
Income tax expense related to components of other comprehensive income	(153)	—	(153)	—	(153)

Other comprehensive income, net of tax	743	288	1,031	363	1,394

Comprehensive income	$52,038	$(8,169)	$43,869	$377	$44,246

The effects of the Original Restatement and the Further Restatement on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2011 are as follows:

	Year Ended December 31, 2011
(U.S. Dollars, in thousands, except share and per share data)	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Product sales	$432,975	$(27,828)	$405,147	(6,452)	$398,695
Marketing service fees	37,146	(322)	36,824	—	36,824

Net sales	470,121	(28,150)	441,971	(6,452)	435,519
Cost of sales	92,619	2,908	95,527	888	96,415

Gross profit	377,502	(31,058)	346,444	(7,340)	339,104
Operating expenses
Sales and marketing	200,145	(6,634)	193,511	(8,355)	185,156
General and administrative	64,374	107	64,481	304	64,785
Research and development	22,861	—	22,861	—	22,861
Amortization of intangible assets	2,350	200	2,550	—	2,550
Charges related to U.S. Government resolutions (Note 17)	56,463	678	57,141	—	57,141

	346,193	(5,649)	340,544	(8,051)	332,493

Operating income	31,309	(25,409)	5,900	711	6,611
Other income and (expense)
Interest expense, net	(9,456)	3,915	(5,541)	100	(5,441)
Other expense	(2,412)	—	(2,412)	(121)	(2,533)

	(11,868)	3,915	(7,953)	(21)	(7,974)

Income (loss) before income taxes	19,441	(21,494)	(2,053)	690	(1,363)
Income tax expense	(21,181)	7,016	(14,165)	(278)	(14,443)

Net loss from continuing operations	(1,740)	(14,478)	(16,218)	412	(15,806)

Discontinued operations (Note 16)
Income (loss) from discontinued operations	1,263	(3,968)	(2,705)	—	(2,705)
Income tax (expense) benefit	(596)	1,409	813	—	813

Net income (loss) from discontinued operations	667	(2,559)	(1,892)	—	(1,892)

Net loss	$(1,073)	$(17,037)	$(18,110)	412	$(17,698)

Net (loss) income per common share—basic:
Net loss from continuing operations	$(0.10)	$(0.79)	$(0.89)	$0.02	$(0.87)
Net income (loss) from discontinued operations	0.04	(0.14)	(0.10)	—	(0.10)

Net loss per common share—basic	$(0.06)	$(0.93)	$(0.99)	$0.02	$(0.97)

Net (loss) income per common share—diluted:
Net loss from continuing operations	$(0.10)	$(0.79)	$(0.89)	$0.02	$(0.87)
Net income (loss) from discontinued operations	0.04	(0.14)	(0.10)	—	(0.10)

Net loss per common share—diluted:	$(0.06)	$(0.93)	$(0.99)	$0.02	$(0.97)

Weighted average number of common shares:
Basic	18,219,343	—	18,219,343	—	18,219,343
Diluted	18,219,343	—	18,219,343	—	18,219,343
Other comprehensive loss, before tax:
Translation adjustment	$(3,192)	$913	$(2,279)	$382	$(1,897)
Unrealized loss on derivative instrument	(693)	—	(693)	—	(693)

Other comprehensive loss, before tax	(3,885)	913	(2,972)	382	(2,590)
Income tax benefit related to components of other comprehensive income	256	—	256	—	256

Other comprehensive loss, net of tax	(3,629)	913	(2,716)	382	(2,334)

Comprehensive loss	$(4,702)	$(16,124)	$(20,826)	794	$(20,032)

The effects of Further Restatement on the Company’s consolidated statement of cash flows for the year ended December 31, 2013 are as follows:

(U.S. Dollars, in thousands)	Year Ended December 31, 2013
	Originally Reported in 2013 Form 10-K	Further Restatement Adjustments	Restated
Cash flows from operating activities:
Net loss	$(25,515)	$(3,297)	$(28,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,659	163	22,822
Amortization of debt costs	720	—	720
Amortization of exclusivity agreements	1,546	—	1,546
Provision for doubtful accounts	6,003	(1,413)	4,590
Deferred income taxes	(1,986)	4,815	2,829
Share-based compensation	6,267	—	6,267
Impairment of goodwill	19,193	—	19,193
Gain on sale of Breg, Inc., net of tax	—	—	—
Excess income tax benefit on employee stock-based awards	(82)	—	(82)
Income tax benefit (expense) on employee stock-based awards	795	(795)	—
Other	4,442	94	4,536
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	25,747	2,815	28,562
Inventories	(6,626)	3,413	(3,213)
Escrow receivable	—	—	—
Prepaid expenses and other current assets	6,791	1,973	8,764
Trade accounts payable	(2,280)	—	(2,280)
Charges related to U.S. Government resolutions	—	—	—
Other current liabilities	8,018	(1,049)	6,969
Other long-term assets	2,750	(8,079)	(5,329)
Other long-term liabilities	(1,561)	1,521	(40)

Net cash provided by operating activities	66,881	161	67,042
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(24,787)	—	(24,787)
Capital expenditures for intangible assets	(4,891)	—	(4,891)
Purchase of other investments	—	(1,374)	(1,374)
Net proceeds from sale of Breg, Inc.	—	—	—

Net cash (used in) provided by investing activities	(29,678)	(1,374)	(31,052)
Cash flows from financing activities:
Net proceeds from issuance of common shares	3,450	—	3,450
Payment of refinancing fees and debt issuance costs	—	—	—
Repayments of long-term debt	(16)	—	(16)
Repayment of bank borrowings, net	—	—	—
Changes in restricted cash	(2,375)	—	(2,375)
Purchase of common stock	(39,494)	—	(39,494)
Cash payment for purchase of minority interest in subsidiary	—	—	—
Excess income tax benefit on employee stock-based awards	82	—	82

Net cash used in financing activities	(38,353)	—	(38,353)
Effect of exchange rate changes on cash	581	(61)	520

Net (decrease) increase in cash and cash equivalents	(569)	(1,274)	(1,843)
Cash and cash equivalents at the beginning of the year	31,055	(288)	30,767

Cash and cash equivalents at the end of the year	$30,486	$(1,562)	$28,924

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,046	$—	$2,046

Income taxes	$8,773	$—	$8,773

The effects of the Original Restatement and the Further Restatement on the Company’s consolidated statement of cash flows for the year ended December 31, 2012 are as follows:

(U.S. Dollars, in thousands)	Year Ended December 31, 2012
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Cash flows from operating activities:
Net income	$51,295	$(8,457)	$42,838	$14	$42,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,261	319	20,580	152	20,732
Amortization of debt costs	1,737	—	1,737	—	1,737
Amortization of exclusivity agreements	1,289	—	1,289	—	1,289
Provision for doubtful accounts	13,302	(2,730)	10,572	(8,360)	2,212
Deferred income taxes	871	(2,123)	(1,252)	5,023	3,771
Share-based compensation	6,303	—	6,303	—	6,303
Impairment of goodwill	—	—	—	—	—
Gain on sale of Breg, Inc, net of tax	(1,345)	—	(1,345)	—	(1,345)
Excess income tax benefit on employee stock-based awards	—	(1,020)	(1,020)	—	(1,020)
Income tax benefit on employee-stock-based awards	—	2,910	2,910	(2,910)	—
Other	2,125	2,011	4,136	662	4,798
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	(31,600)	13,162	(18,438)	7,310	(11,128)
Inventories	(6,341)	3,846	(2,495)	2,111	(384)
Escrow receivable	41,537	—	41,537	—	41,537
Prepaid expenses and other current assets	(6,191)	(9,386)	(15,577)	1,002	(14,575)
Trade accounts payable	5,554	(979)	4,575	—	4,575
Charges related to U.S. Government resolutions	(82,500)	(678)	(83,178)	—	(83,178)
Other current liabilities	(2,842)	(2,887)	(5,729)	490	(5,239)
Other long-term assets	(2,114)	4,241	2,127	(5,518)	(3,391)
Other long-term liabilities	(135)	751	616	—	616

Net cash provided by operating activities	11,206	(1,020)	10,186	(24)	10,162
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(27,994)	—	(27,994)	—	(27,994)
Capital expenditures for intangible assets	(780)	—	(780)	—	(780)
Purchase of other investments	—	—	—	(714)	(714)
Proceeds from sale of other investments	—	—	—	878	878
Net proceeds from sale of Breg Inc.	153,773	—	153,773	—	153,773

Net cash provided by (used in) investing activities	124,999	—	124,999	164	125,163
Cash flows from financing activities:
Net proceeds from issuance of common shares	25,586	—	25,586	—	25,586
Payment of refinancing fees and debt issuance costs	—	—	—	—	—
Repayments of long-term debt	(188,695)	—	(188,695)	—	(188,695)
Proceeds of bank borrowings, net	(1,297)	—	(1,297)	—	(1,297)
Changes in restricted cash	25,799	—	25,799	—	25,799
Cash payment for purchase of minority interest in subsidiary	—	—	—	—	—
Excess income tax benefit on employee stock-based awards	—	1,020	1,020	—	1,020

Net cash used in financing activities	(138,607)	1,020	(137,587)	—	(137,587)
Effect of exchange rates changes on cash	250	—	250	36	286

Net increase (decrease) in cash and cash equivalents	(2,152)	—	(2,152)	176	(1,976)
Cash and cash equivalents at the beginning of the year	33,207	—	33,207	(464)	32,743

Cash and cash equivalents at the end of the year	$31,055	$—	$31,055	$(288)	$30,767

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,569	$—	$4,569	$—	$4,569

Income taxes	$18,268	$—	$18,268	$—	$18,268

The effects of the Original Restatement and the Further Restatement on the Company’s consolidated statement of cash flows for the year ended December 31, 2011 are as follows:

(U.S. Dollars, in thousands)	Year Ended December 31, 2011
	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2012 Form 10-K/A	Further Restatement Adjustments	Restated
Cash flows from operating activities:
Net loss	$(1,073)	$(17,037)	$(18,110)	$412	$(17,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,776	241	23,017	165	23,182
Amortization of debt costs	1,239	—	1,239	—	1,239
Amortization of exclusivity agreements	374	—	374	—	374
Provision for doubtful accounts	11,532	1,404	12,936	(8,356)	4,580
Deferred income taxes	936	(988)	(52)	(13,889)	(13,941)
Share-based compensation	6,648	—	6,648	—	6,648
Impairment of goodwill	—	—	—	—	—
Gain on sale of Breg, Inc, net of tax	—	—	—	—	—
Excess income tax benefit on employee stock-based awards	(1,737)	—	(1,737)	—	(1,737)
Income tax benefit on employee-stock-based awards	—	—	—	—	—
Other	4,906	(415)	4,491	(2,193)	2,298
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	(25,818)	26,111	293	6,352	6,645
Inventories	(8,349)	(4,275)	(12,624)	(81)	(12,705)
Escrow receivable	(32,562)	—	(32,562)	—	(32,562)
Prepaid expenses and other current assets	(4,057)	6,886	2,829	(447)	2,382
Trade accounts payable	576	1,746	2,322	—	2,322
Charges related to U.S. Government resolutions	88,463	638	89,101	—	89,101
Other current liabilities	3,384	(1,965)	1,419	2,097	3,516
Other long-term assets	(1,588)	(16,093)	(17,681)	15,364	(2,317)
Other long-term liabilities	(869)	3,747	2,878	525	3,403

Net cash provided by operating activities	64,781	—	64,781	(51)	64,730
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(24,965)	—	(24,965)	—	(24,965)
Capital expenditures for intangible assets	(793)	—	(793)	—	(793)
Payment made in connection with acquisition	(5,250)	—	(5,250)	—	(5,250)
Purchase of other investments	—	—	—	(468)	(468)

Net cash provided by (used in) investing activities	(31,008)	—	(31,008)	(468)	(31,476)
Cash flows from financing activities:
Net proceeds from issuance of common shares	20,113	—	20,113	—	20,113
Payment of refinancing fees and debt issuance costs	(758)	—	(758)	—	(758)
Repayments of long-term debt	(7,500)	—	(7,500)	—	(7,500)
Proceeds of bank borrowings, net	(2,561)	—	(2,561)	—	(2,561)
Changes in restricted cash	(24,178)	—	(24,178)	—	(24,178)
Cash payment for purchase of minority interest in subsidiary	(517)	—	(517)	—	(517)
Excess income tax benefit on employee stock-based awards	1,737	—	1,737	—	1,737

Net cash used in financing activities	(13,664)	—	(13,664)	—	(13,664)
Effect of exchange rates changes on cash	(463)	—	(463)	55	(408)

Net increase (decrease) in cash and cash equivalents	19,646	—	19,646	(464)	19,182
Cash and cash equivalents at the beginning of the year	13,561	—	13,561	—	13,561

Cash and cash equivalents at the end of the year	$33,207	$—	$33,207	$(464)	$32,743

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,088	$—	$17,088	$—	$17,088

Income taxes	$26,227	$—	$26,227	$—	$26,227

The results of the Further Restatement adjustments to the Company’s previously filed consolidated shareholders’ equity as of January 1, 2011, by category as discussed above under the subheadings “Bad Debt Timing Adjustments”, “Accounts Receivable Reserves”, “Intercompany Profit Adjustments”, “Piece Parts Inventory”, “Inventory Reserves” and “Other Adjustments” are summarized in the table below.

	Cumulative Adjustments to Shareholders’ Equity at January 1, 2011
	(U.S. Dollars, in thousands)
Further Restatement Adjustments by Category Increase (decrease) to Retained earnings	Further Restatement Adjustments for Years ended December 31, 2009 and Prior	Further Restatement Adjustments to Year ended December 31, 2010	Total Cumulative Adjustments through December 31, 2010
Bad debt timing adjustments	$—	$409	$409
Accounts receivable reserves	(4,383)	(1,037)	(5,420)
Intercompany profit adjustments	(812)	(203)	(1,015)
Inventory existence	(68)	(16)	(84)
Inventory reserves	(13,352)	2,581	(10,771)
Other adjustments	(1,426)	(285)	(1,711)
Income tax benefit (expense)	7,416	(1,388)	6,028

Retained earnings decrease	$(12,625)	$61	$(12,564)

3.	Inventories

	December 31,
(U.S. Dollars in thousands)	2013	2012
	(Restated)	(Restated)
Raw materials	$6,515	$7,623
Work-in-process	6,606	7,886
Finished products	28,291	22,236
Field inventory	21,312	17,061
Consignment inventory	2,388	4,235
Deferred cost of sales	7,566	10,772

	$72,678	$69,813

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

4.	Property, plant and equipment

	December 31,
(U.S. Dollars in thousands)	2013	2012
	(Restated)	(Restated)
Cost
Buildings	$4,075	$3,911
Plant, equipment and instrumentation	133,427	121,370
Furniture and fixtures	5,872	5,567

	143,374	130,848
Accumulated depreciation	(89,002)	(78,055)

	$54,372	$52,793

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $20.0 million, $15.8 million and $14.3 million, respectively.

5.	Patents and other intangible assets

	December 31,
(U.S. Dollars in thousands)	2013	2012
		(Restated)
Cost
Patents and licenses	$42,568	$38,905
Trademarks—definite lived	620	657

	43,188	39,562
Accumulated amortization
Patents and licenses	(33,688)	(31,845)
Trademarks—definite lived	(454)	(427)

	(34,142)	(32,272)

Patents and other intangible assets, net	$9,046	$7,290

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

As a result of the Company’s change in reporting structure, the Company re-allocated goodwill to each reporting unit. We estimated the fair value of each reporting unit using a weighting of fair values derived from an income approach, a cost approach, and a market approach (all Level 3 fair value measurements). Under the income approach, we calculated the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted average cost of capital adjusted for the risks associated with the reporting unit and the projected cash flows. The cost approach involves methods of determining a Company’s value by analyzing the market value of a Company’s assets. The market approach estimates fair value based on market multiples of revenue and earnings of comparable publicly traded companies that have similar operating and investment characteristics as our reporting units.

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

Borrowings under the line of credit consist of borrowings in Euros used to fund international operations. The borrowings under such facility were zero and $0.1 million at December 31, 2013 and 2012, respectively. The weighted average interest rate on borrowings under lines of credit as of December 31, 2013 and 2012 was 3.70%.

The Company had an unused available line of credit of €5.8 million ($8.0 million) and €5.8 million ($7.6 million) at December 31, 2013 and 2012, respectively, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

8.	Other current liabilities

	December 31,
(U.S. Dollars in thousands)	2013	2012
	(Restated)	(Restated)
Accrued expenses	$18,903	$11,710
Salaries, bonuses, commissions and related taxes payable	16,598	17,915
Accrued legal expenses	10,292	8,496
Other payables	3,883	4,621

	$49,676	$42,742

9.	Long-term debt

On August 30, 2010, the Company’s wholly owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain domestic direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto.

The Credit Agreement provides for a five year, $200 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100 million secured term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Credit Facilities”). On January 15, 2015, at the Company’s request, the lenders agreed to reduce the available capacity under the Revolving Credit Facility to $100 million.

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

Outstanding principal on the Revolving Credit Facility is due on August 30, 2015.

Borrowings under the Revolving Credit Facility, which may be made in the future, may be used for working capital, capital expenditures and other general corporate purposes of Orthofix Holdings and its subsidiaries. The Guarantors have guaranteed repayment of Orthofix Holdings’ obligations under the Credit Agreement. The obligations of Orthofix Holdings and each of the Guarantors with respect to the Credit Facilities are secured by a pledge of substantially all of the assets of Orthofix Holdings and each of the Guarantors.

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

On August 14, 2013, the Company and certain required lender parties to the Credit Agreement entered into a Limited Waiver (the “Original Limited Waiver”). Under the Original Limited Waiver, the lenders under the Credit Agreement (the “Lenders”) collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ending on June 30, 2013 and September 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. In addition, the Original Limited Waiver provided that the restatement of the Company’s financial statements for any period ending on or before March 31, 2013 would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, the Company delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements. The Company was in compliance with the affirmative and negative covenants at December 31, 2013 and there were no events of default.

On August 14, 2014 the Lenders and the Company entered into a subsequent Limited Waiver which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, the Company delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements.

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

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2013 and 2012 is $168.5 million and $194.5 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of December 31, 2013 and 2012 was $23.8 million and $21.3 million, respectively.

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

(U.S. Dollars, in thousands)	Fair value: favorable (unfavorable)	Balance sheet location
As of December 31, 2013
Cross-currency swap	$(1,036)	Other long-term liabilities
Warrants	$107	Other long-term assets
As of December 31, 2012
Cross-currency swap	$305	Other long-term assets
Warrants	$—	Other long-term assets

	For the year ended December 31,
(U.S. Dollars in thousands)	2013	2012	2011
Cross-currency swap and warrants gain (loss) recorded in other comprehensive income (loss), net of taxes	$(279)	$263	$(437)

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

Warrants

In 2013, the Company purchased notes receivable from Bone Biologics, Inc. (“Bone Biologics”) totaling $250 thousand, all of which were issued with detachable warrants to purchase common stock of Bone Biologics. As of December 31, 2013 the Company held warrants for 125 thousand shares of Bone Biologics, at an exercise price of $1.00 per share.

Under the terms of the note and warrant purchase agreements, the warrants to purchase common stock in Bone Biologics are both detachable from the note, exercisable over a seven year period, and transferable by the holder to other parties.

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

The Company’s financial instruments include cash equivalents, restricted cash, certificates of deposit, treasury securities, collective trust funds, trade accounts receivable, accounts payable, long-term secured debt, deferred compensation plan liabilities and derivative securities. The carrying value of restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.

The Company’s collective trust funds, treasury securities, certificates of deposit, deferred compensation plan liabilities and derivative securities are the only financial instruments recorded at fair value on a recurring basis. The fair value of treasury securities and certificates of deposit are determined based on quoted prices in active markets for identical assets, therefore, the Company has categorized these instruments as Level 1 financial instruments. The cross-currency derivative instrument consists of an over-the-counter contract, which is not traded on a public exchange. The fair value of this derivative swap contract, the common stock warrants, the Company’s collective trust funds and the Company’s deferred compensation plan liabilities are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, the Company has categorized these instruments as Level 2 financial instruments. Changes in the fair value of collective trust funds and deferred compensation plan liabilities are recorded in Other income (expense). The Company also considers counterparty credit risk and its own credit risk in its determination of estimated fair values. The Company has consistently applied these valuation techniques in all periods presented.

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars in thousands)	Balance December 31, 2013	Level 1	Level 2	Level 3
	(Restated1)
Assets
Collective trust funds	$1,667	$—	$1,667	$—
Treasury securities	660	660	—	—
Certificates of deposit	1,562	1,562	—	—
Derivative securities	107	—	107	—

Total	$3,996	$2,222	$1,774	$—

Liabilities
Deferred compensation plan	$(2,506)	$—	$(2,506)	$—
Derivative securities	(1,036)	—	(1,036)	—

Total	$(3,542)	$—	$(3,542)	$—

(U.S. Dollars in thousands)	Balance December 31, 2012	Level 1	Level 2	Level 3
	(Restated1)
Assets
Collective trust funds	$1,513	$—	$1,513	$—
Treasury securities	624	624	—	—
Certificates of deposit	288	288	—	—
Derivative securities	305	—	305	—

Total	$2,730	$912	$1,818	$—

Liabilities
Deferred compensation plan	$(2,320)	$—	$(2,320)	$—

Total	$(2,320)	$—	$(2,320)	$—

1)	The Company has changed the presentation to breakout and provide more description of assets and to include financial instruments not previously included in the table above.

12.	Commitments

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

Inventory purchase commitments

The Company has inventory purchase commitments with third-party manufacturers for $3.0 million, $1.4 million and $1.8 million as of December 31, 2013, 2012 and 2011, respectively.

13.	Business segment information

On July 1, 2013, we began certain organizational and executive leadership changes to align with how our Chief Executive Officer, who is also our Chief Operating Decision Maker (the “CODM”) reviews performance and makes decisions in managing the Company. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which our CODM reviews financial information and makes resource allocation decisions among business units. The primary metric used by the CODM in managing the Company is net margin, which is defined as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, our segment information has been prepared based on our four SBUs reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). The devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology which is supported by strong basic mechanism of action data in the scientific literature as well as strong level one randomized controlled clinical trials in the medical literature. Current research and clinical studies are also underway to identify potential new clinical indications.

Biologics

The Biologics SBU provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, sales, representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with MTF allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

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

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributors and direct sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

External Net Sales by SBU:

The table below presents external net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees.

	External Net Sales by SBU Year ended December 31,
(U.S. Dollars in thousands)	2013		2012		2011
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
	(Restated)		(Restated)		(Restated)
BioStim	$145,085	36%	$174,562	40%	$181,736	42%
Biologics	53,746	14%	53,731	12%	42,911	10%
Extremity Fixation	103,359	26%	112,011	25%	119,504	27%
Spine Fixation	95,421	24%	99,885	23%	91,368	21%

Total Net Sales	$397,611	100%	$440,189	100%	$435,519	100%

The table below presents net margin, defined as gross profit less sales and marketing expenses from continuing operations by SBU reporting segment:

Net Margin by SBU (U.S. Dollars in thousands)	Year Ended December 31,
	2013	2012	2011
	(Restated)	(Restated)	(Restated)
Net Margin
BioStim	$63,847	$88,788	$92,860
Biologics	24,794	23,589	18,978
Extremity Fixation	23,704	34,554	30,773
Spine Fixation	4,329	15,256	13,037
Corporate	(1,443)	(1,495)	(1,700)

Total net margin	$115,231	$160,692	$153,948
General & administrative	64,830	53,650	64,785
Research and development	26,768	28,577	22,861
Amortization of intangible assets	2,687	2,298	2,550
Costs related to the accounting review and restatement	12,945	—	—
Impairment of goodwill	19,193	—	—
Charges related to U.S. Government resolutions	—	1,295	57,141

Operating (loss) income	$(11,192)	$74,872	$6,611

The following table presents depreciation and amortization for continuing operations by SBU reporting segment:

	Depreciation and amortization by SBU Year Ended December 31,
(U.S. Dollars in thousands)	2013	2012	2011
	(Restated)	(Restated)	(Restated)
BioStim	$1,979	$1,659	$2,122
Biologics	648	567	436
Extremity Fixation	7,265	5,201	5,156
Spine Fixation	12,834	10,800	9,258
Corporate	96	70	53

Total	$22,822	$18,297	$17,025

Geographical information

The following geographic data includes net sales by geographic destination:

(U.S. Dollars in thousands)	2013	2012	2011
	(Restated)	(Restated)	(Restated)
U.S.	$293,032	$327,228	$322,186
Italy	16,755	18,742	17,447
U.K.	10,002	8,431	8,206
Brazil	26,786	31,166	34,424
Others	51,036	54,622	53,256

Total net sales	$397,611	$440,189	$435,519

Analysis of property, plant and equipment by geographic area:

(U.S. Dollars in thousands)	2013	2012
	(Restated)	(Restated)
U.S.	$39,287	$38,504
Italy	8,150	7,625
U.K.	1,871	1,402
Brazil	3,210	3,421
Others	1,854	1,841

Total	$54,372	$52,793

14.	Income taxes

Income from continuing operations before provision for income taxes consisted of:

	Year Ended December 31,
(US$ in thousands)	2013	2012	2011
	(Restated)	(Restated)	(Restated)
U.S.	$(3,546)	$56,210	$4,730
Non-U.S.	(7,057)	12,855	(6,093)

Total income before taxes	$(10,603)	$69,065	$(1,363)

The provision for (benefit from) income taxes on continuing operations in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
(US$ in thousands)	2013	2012	2011
	(Restated)	(Restated)	(Restated)
U.S.
Current	$2,465	$16,982	$26,273
Deferred	4,013	2,675	(13,241)

Total U.S	6,478	19,657	13,032
Non-U.S.
Current	2,308	3,191	2,111
Deferred	(1,184)	1,096	(700)

	1,124	4,287	1,411

Total tax expense	$7,602	$23,944	$14,443

The tax effects of the significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

(US$ in thousands)	2013	2012
	(Restated)	(Restated)
Intangible assets and goodwill	$4,798	$5,338
Inventories and related reserves	20,769	19,626
Deferred revenue and cost of goods sold	11,577	12,336
Other accruals and reserves	4,778	6,149
Accrued compensation	3,942	3,791
Allowance for doubtful accounts	2,040	1,542
Accrued interest	18,063	17,995
Net operating loss carryforwards	34,979	27,231
Other, net	893	590

	101,839	94,598
Valuation allowance	(31,772)	(26,361)

Deferred tax asset	$70,067	$68,237

Withholding taxes	(13,026)	(11,351)
Property, plant and equipment	(7,674)	(8,226)

Deferred tax liability	(20,700)	(19,577)

Net deferred tax assets	$49,367	$48,660

Reported as:
Current deferred tax assets	39,999	38,487
Non-current deferred tax assets	22,394	21,523

Current deferred tax liability	—	—
Non-current deferred tax liability	(13,026)	(11,350)

Net deferred tax assets	$49,367	$48,660

The valuation allowance as of December 31, 2013 and 2012 was $31.8 million and $26.4 million, respectively. The net increase in the valuation allowance of $5.4 million during the year principally relates to certain current period foreign losses not benefitted. The valuation allowance is attributable to net operating loss carryforwards and certain temporary differences in certain foreign jurisdictions, the benefit for which is dependent upon the generation of future taxable income in those foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences, net of the existing valuation allowances at December 31, 2013.

The Company has state net operating loss carryforwards of approximately $24.5 million that will begin to expire in 2014. The Company has net operating losses of foreign taxing jurisdictions of approximately $120.4 million with the majority of the losses related to the Company’s Netherlands operations expiring in various amounts in tax years beginning in 2014. The Company has provided a valuation allowance against a significant portion of these net operating loss carryforwards since it does not believe that this deferred tax asset can be realized prior to expiration.

The rate reconciliation for continuing operations presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate. Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(US$ in thousands, except percentages)	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Statutory U.S. federal income tax rate	$(3,711)	35.0%	$24,179	35.0%	$(477)	35.0%
State taxes, net	2,039	(19.2)%	2,536	3.7%	1,809	(132.7)%
Foreign rate differential	(510)	4.8%	(2,894)	(4.2)%	1,549	(113.6)%
Valuation allowance—foreign losses	3,913	(36.9)%	6,189	9.0%	4,924	361.3%
Italian subsidiary intangible	(2,288)	21.6%	(2,214)	(3.2)%	(2,421)	177.6%
Goodwill impairment	6,452	(60.9)%	—	—	—	—
Domestic manufacturing deduction	(233)	2.2%	(1,567)	(2.3)%	(1,703)	125.0%
Withholding taxes	1,676	(15.8)%	1,679	2.4%	1,676	(123.0)%
Settlement of U.S. Government resolutions	—	—	(1,260)	(1.8)%	9,520	(698.5)%
Other items, net	264	(2.5)%	(2,704)	(3.9)%	(434)	31.9%

Income tax expense/effective rate	$7,602	(71.7)%	$23,944	34.7%	$14,443	(1,059.6)%

The income tax expense and effective tax rate for the year ended 2013 reflect a disproportionate ratio to the $23.9 million of income tax expense and effective tax rate of 34.7% for the tax year ended 2012. The principal factors affecting the Company’s effective tax rate were the company’s mix of earnings amongst various tax jurisdictions, state taxes, and the impairment of $18.4 million in non-deductible goodwill. For the years ended 2012 and 2011, the Company did not record a tax benefit on certain expenses associated with the Company’s estimate of the charges related to U.S. Government resolutions.

On January 2, 2013 the American Taxpayer Relief Act of 2012 (“ACT”) was enacted. The ACT provides tax relief for business by reinstating certain tax benefits and credits retroactively to January 1, 2012. There are several provisions of the Act that impact the Company, most notably the extension of the Research and Development credit. Income tax accounting rules require tax law changes to be recognized in the period of the enactment; as such the Company recognized a tax benefit of $0.3 million in its provision for income taxes in the first quarter of 2013.

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

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2013 and December 31, 2012 follows:

(US$ in thousands)	2013	2012
	(Restated)	(Restated)
Balance as of January 1,	$1,189	$610
Additions for current year tax positions	183	793
Decreases for prior year tax positions	(12)	(106)
Settlements of prior year tax positions	(560)	—
Expiration of statutes	(77)	(108)

Balance as of December 31,	$723	$1,189

The Company files a consolidated income tax return in the U.S. federal jurisdiction, the U.K., Italy and numerous consolidated and separate income tax returns in many state and other foreign jurisdictions. The statute of limitations with respect to federal tax authorities is closed for years prior to December 31, 2011. The statute of limitations for the various state tax filings is closed in most instances for the years prior to December 31, 2010. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to December 31, 2009.

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As an entity incorporated in Curaçao, “foreign subsidiaries” refer to both U.S. and non-U.S. subsidiaries. Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $272.6 million at December 31, 2012 to $329.7 million at December 31, 2013. The $329.7 million includes $341.3 million in U.S subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated. The Company does not anticipate any impact on income tax liabilities since earnings are indefinitely reinvested for both U.S and non-U.S. subsidiaries.

Total cash and cash equivalents at December 31, 2013 were $52.7 million; of which $23.8 million is restricted under the senior secured credit agreement for use in the U.S. and is therefore classified as restricted cash on the balance sheet. The Company’s U.S. business generates sufficient cash flow and has borrowing capacity in the United States to fund its U.S. operations. Cash and cash equivalents of $30.2 million at December 31, 2013 held by non-U.S. subsidiaries is indefinitely reinvested for use in non-U.S. operations.

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

In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.

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

Matters Related to the Audit Committee’s Review and the Restatement of Certain of our Consolidated Financial Statements.

Audit Committee Review

In July 2013, our Audit Committee began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in the decision to restate certain of our previously filed consolidated financial statements, as reflected in the Original Restatement. As a result of this review and the Original Restatement, the filing of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2013 and September 30, 2013, and the Original Form 10-K, was not timely. We filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 on March 24, 2014, and filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 on March 25, 2014. We filed the Original Form 10-K on March 31, 2014. As further described in the explanatory note to this Form 10-K/A, this report also reflects a further restatement of our consolidated financial statements, which we refer to herein as the “Further Restatement.”

SEC Investigation

In connection with the initiation of the Audit Committee’s independent review, we initiated contact with the staff of the Division of Enforcement of the SEC (the “SEC Enforcement Staff”) in July 2013 to advise them of these matters. The Audit Committee and the Company, through respective counsel, have been in direct communication with the SEC Enforcement Staff regarding these matters. The SEC is conducting a formal investigation of these matters, and both the Company and the Audit Committee are cooperating fully with the SEC.

In connection with the above-referenced communications, the Company has received requests from the SEC for documents and other information concerning various accounting practices, internal controls and business practices, and other related matters. Such requests cover the years ended December 31, 2011 and 2012, and in some instances, prior periods. It is anticipated that we may receive additional requests from the SEC in the future, including with respect to the Further Restatement.

We have previously provided notice concerning our communications with the SEC to the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) pursuant to our corporate integrity agreement with HHS-OIG (which agreement is described below in this Item 3).

We cannot predict if, when or how this matter will be resolved or what, if any, actions we may be required to take as part of any resolution of these matters. Any action by the SEC, HHS-OIG or other governmental agency could result in civil or criminal sanctions against us and/or certain of our current and former officers, directors and employees. At this stage in the matter, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

Securities Class Action Complaint

On August 14, 2013, a securities class action complaint against the Company, currently styled Tejinder Singh v. Orthofix International N.V., et al. (No.:1:13-cv-05696-JGK), was filed in the United States District Court for the Southern District of New York arising out of the then anticipated restatement of our prior financial statements and the matters described above. Since the date or original filing, the complaint has been amended.

The lead plaintiff’s complaint, as amended, purports to bring claims on behalf of persons who purchased the Company’s common stock between March 2, 2010 and July 29, 2013. The complaint asserts that the Company and four of its former executive officers, Alan W. Milinazzo, Robert S. Vaters, Brian McCollum, and Emily V. Buxton (collectively, the “Individual Defendants”), violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5 (“Rule 10b-5”) by making false or misleading statements in or relating to the Company’s financial statements. The complaint further asserts that the Individual Defendants were liable as control persons under Section 20(a) of the Exchange Act for any violation by the Company of Section 10(b) of the Exchange Act or Rule 10b-5. As relief, the complaint requests compensatory damages on behalf of the proposed class and lead plaintiff’s attorneys’ fees and costs. On March 6, 2015, the court granted the defendants’ motion to dismiss as to Mr. Milinazzo and denied it with respect to the Company and the other Individual Defendants. This matter remains at an early stage and, as of the date of this Form 10-K/A, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

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

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company incurred losses for settlements and judgments in connection with these matters during 2011, 2012 and 2013 for $1.8 million, $6.8 million and $6.7 million, respectively. The Company has also accrued $2.1 million for judgements and settlements in connection with these matters that were not covered by insurance. Since December 31, 2013, the Company has accrued an additional $3.8 million and paid $4.6 million in connection with these matters that were not covered by insurance. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

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

2012 Long Term Incentive Plan

The Board of Directors adopted the Orthofix International N.V. 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, subject to shareholder approval which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible, and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors and consultants and advisors who perform services for the Company and the Company’s subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options, however, are only available to the Company’s employees. The Company reserves a total of 1,600,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2013, there were 515,917 options outstanding under the 2012 LTIP Plan, of which 22,668 were exercisable; in addition, there were 279,039 shares of restricted stock outstanding, none of which were vested.

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

We have restated all quarterly periods of 2012 and 2013, to reflect the effects of the Original Restatement and the Further Restatement described herein (see Note 2). The following tables summarize the impacts of the restatement on our previously reported condensed consolidated statements of operations and balance sheets included in our Quarterly Reports on Form 10-Q for each respective period.

Condensed Consolidated Statement of Operations

(U.S. Dollars, in thousands, except per share data)

	Originally Reported in 2013 Form 10-Q	Original Restatement Adjustments	Originally Reported in 2013 Form 10-Q/A	Further Restatement Adjustments	Restated
	1st Quarter
2013
Net sales	$100,254	$3,119	$103,373	$(1,094)	$102,279
Cost of sales	22,699	2,918	25,617	224	25,841
Gross profit	77,555	201	77,756	(1,318)	76,438
Operating expense	73,531	(3,862)	69,669	701	70,370
Operating income	4,024	4,063	8,087	(2,019)	6,068
Net income from continuing operations	4,908	2,702	7,610	(1,684)	5,926

Net income	$2,116	$2,384	$4,500	$(1,053)	$3,447

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.25	$0.14	$0.39	$(0.08)	$0.31

Net income	$0.11	$0.12	$0.23	$(0.05)	$0.18

Diluted:
Net income from continuing operations	$0.25	$0.14	$0.39	$(0.09)	$0.30

Net income	$0.11	$0.12	$0.23	$(0.05)	$0.18

	Originally Reported in 2013 Form 10-K	Original Restatement Adjustments	Originally Reported in 2013 Form 10-K	Further Restatement Adjustments	Restated
	2nd Quarter
2013
Net sales	$98,280	$—	$98,280	$(640)	$97,640
Cost of sales	20,246	—	20,246	1,638	21,884
Gross profit	78,034	—	78,034	(2,278)	75,756
Operating expense	69,230	—	69,230	(394)	68,836
Operating income	8,804	—	8,804	(1,884)	6,920
Net income from continuing operations	4,130	—	4,130	(2,118)	2,012

Net loss	$(2,317)	$—	$(2,317)	$(694)	$(3,011)

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.22	$—	$0.22	$(0.11)	$0.11

Net loss	$(0.12)	$—	$(0.12)	$(0.04)	$(0.16)

Diluted:
Net income from continuing operations	$0.21	$—	$0.21	$(0.11)	$0.10

Net loss	$(0.12)	$—	$(0.12)	$(0.04)	$(0.16)

Condensed Consolidated Statement of Operations

(U.S. Dollars, in thousands, except per share data)

	Originally Reported in 2013 Form 10-K	Original Restatement Adjustments	Originally Reported in 2013 Form 10-K	Further Restatement Adjustments	Restated
	3rd Quarter
2013
Net sales	$92,738	$—	$92,738	$(932)	$91,806
Cost of sales	23,920	—	23,920	1,144	25,064
Gross profit	68,818	—	68,818	(2,076)	66,742
Operating expense	84,418	—	84,418	(3,575)	80,843
Operating loss	(15,600)	—	(15,600)	1,499	(14,101)
Net loss from continuing operations	(18,084)	—	(18,084)	1,580	(16,504)

Net loss	$(19,822)	$—	$(19,822)	$986	$(18,836)

Net income (loss) per common share:
Basic:
Net loss from continuing operations	$(1.00)	$—	$(1.00)	$0.09	$(0.91)

Net loss	$(1.10)	$—	$(1.10)	$0.06	$(1.04)

Diluted:
Net loss from continuing operations	$(1.00)	$—	$(1.00)	$0.09	$(0.91)

Net loss	$(1.10)	$—	$(1.10)	$0.06	$(1.04)

	4th Quarter
2013
Net sales	$106,143	$—	$106,143	$(257)	$105,886
Cost of sales	32,517	—	32,517	1,606	34,123
Gross profit	73,626	—	73,626	(1,863)	71,763
Operating expense	80,004	—	80,004	1,838	81,842
Operating loss	(6,378)	—	(6,378)	(3,701)	(10,079)
Net loss from continuing operations	(8,564)	—	(8,564)	(1,075)	(9,639)

Net loss	$(7,876)	$—	$(7,876)	$(2,536)	$(10,412)

Net income (loss) per common share:
Basic:
Net loss from continuing operations	$(0.47)	$—	$(0.47)	$(0.06)	$(0.53)

Net loss	$(0.43)	$—	$(0.43)	$(0.15)	$(0.58)

Diluted:
Net loss from continuing operations	$(0.47)	$—	$(0.47)	$(0.06)	$(0.53)

Net loss	$(0.43)	$—	$(0.43)	$(0.15)	$(0.58)

Condensed Consolidated Statement of Operations

(U.S. Dollars, in thousands, except per share data)

	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2012 Form 10-K/A	Further Restatement Adjustments	Restated
	1st Quarter
2012
Net sales	$116,041	$(7,105)	$108,936	$(1,773)	$107,163
Cost of sales	21,939	(561)	21,378	2,767	24,145
Gross profit	94,102	(6,544)	87,558	(4,540)	83,018
Operating expense	71,671	(2,033)	69,638	(1,409)	68,229
Operating income	22,431	(4,511)	17,920	(3,131)	14,789
Net income from continuing operations	12,215	(3,618)	8,597	(1,727)	6,870

Net income	$12,016	$(2,609)	$9,407	$(2,058)	$7,349

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.65	$(0.19)	$0.46	$(0.09)	$0.37

Net income	$0.64	$(0.14)	$0.50	$(0.11)	$0.39

Diluted:
Net income from continuing operations	$0.64	$(0.19)	$0.45	$(0.09)	$0.36

Net income	$0.63	$(0.14)	$0.49	$(0.11)	$0.38

	2nd Quarter
2012
Net sales	$119,492	$(6,069)	$113,423	$(1,822)	$111,601
Cost of sales	23,676	3,871	27,547	(2,604)	24,943
Gross profit	95,816	(9,940)	85,876	782	86,658
Operating expense	75,251	(3,673)	71,578	(1,542)	70,036
Operating income	20,565	(6,267)	14,298	2,324	16,622
Net income from continuing operations	13,967	(4,097)	9,870	1,551	11,421

Net income	$11,205	$(3,951)	$7,254	$1,548	$8,802

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.74	$(0.22)	$0.52	$0.09	$0.61

Net income	$0.59	$(0.21)	$0.38	$0.09	$0.47

Diluted:
Net income from continuing operations	$0.73	$(0.22)	$0.51	$0.08	$0.59

Net income	$0.58	$(0.21)	$0.37	$0.09	$0.46

Condensed Consolidated Statement of Operations

(U.S. Dollars, in thousands, except per share data)

	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2012 Form 10-K/A	Further Restatement Adjustments	Restated
	3rd Quarter
2012
Net sales	$114,752	$(6,895)	$107,857	$(2,039)	$105,818
Cost of sales	22,373	2,011	24,384	503	24,887
Gross profit	92,379	(8,906)	83,473	(2,542)	80,931
Operating expense	70,846	(6,178)	64,668	(680)	63,988
Operating income	21,533	(2,728)	18,805	(1,862)	16,943
Net income from continuing operations	13,118	(2,544)	10,574	(1,262)	9,312

Net income	$7,560	$(2,544)	$5,016	$(1,269)	$3,747

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.69	$(0.14)	$0.55	$(0.06)	$0.49

Net income	$0.40	$(0.14)	$0.26	$(0.06)	$0.20

Diluted:
Net income from continuing operations	$0.67	$(0.13)	$0.54	$(0.06)	$0.48

Net income	$0.39	$(0.14)	$0.25	$(0.06)	$0.19

	4th Quarter
2012
Net sales	$112,035	$5,330	$117,365	$(1,758)	$115,607
Cost of sales	18,504	6,440	24,944	1,807	26,751
Gross profit	93,531	(1,110)	92,421	(3,565)	88,856
Operating expense	69,050	(2,242)	66,808	(4,470)	62,338
Operating income	24,481	1,132	25,613	905	26,518
Net income from continuing operations	14,636	1,373	16,009	1,509	17,518

Net income	$20,514	$647	$21,161	$1,793	$22,954

Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.76	$0.07	$0.83	$0.08	$0.91

Net income	$1.06	$0.04	$1.10	$0.09	$1.19

Diluted:
Net income from continuing operations	$0.74	$0.07	$0.81	$0.08	$0.89

Net income	$1.04	$0.03	$1.07	$0.10	$1.17

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share and per share data)	Originally Reported in 2013 Form 10-Q	Original Restatement Adjustments	Originally Restated in 2013 Form 10-Q/A	Further Restatement Adjustments	Restated
	1st Quarter
2013
Total assets	$503,380	$(27,622)	$475,758	$(11,605)	$464,153

Total liabilities	101,212	1,154	102,366	812	103,178

Total shareholders’ equity	402,168	(28,776)	373,392	(12,417)	360,975

Total liabilities and shareholders’ equity	$503,380	$(27,622)	$475,758	$(11,605)	$464,153

	Originally Reported in 2013 Form 10-K	Original Restatement Adjustments	Originally Reported in 2013 Form 10-K	Further Restatement Adjustments	Restated
	2nd Quarter
2013
Total assets	$459,450	$—	$459,450	$(13,129)	$446,321

Total liabilities	114,223	—	114,223	(48)	114,175

Total shareholders’ equity	345,227	—	345,227	(13,081)	332,146

Total liabilities and shareholders’ equity	$459,450	$—	$459,450	$(13,129)	$446,321

	3rd Quarter
2013
Total assets	$430,058	$—	$430,058	$(14,534)	$415,524

Total liabilities	111,001	—	111,001	(2,470)	108,531

Total shareholders’ equity	319,057	—	319,057	(12,064)	306,993

Total liabilities and shareholders’ equity	$430,058	$—	$430,058	$(14,534)	$415,524

	4th Quarter
2013
Total assets	$423,182	$—	$423,182	$(11,207)	$411,975

Total liabilities	112,688	—	112,688	3,424	116,112

Total shareholders’ equity	310,494	—	310,494	(14,631)	295,863

Total liabilities and shareholders’ equity	$423,182	$—	$423,182	$(11,207)	$411,975

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share and per share data)	As Reported in the 2012 Form 10-K Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2012 Form 10-K/A	Further Restatement Adjustments	Restated
	1st Quarter
2012
Total assets	$707,586	$(13,480)	$694,106	$(13,510)	$680,596

Total liabilities	369,178	12,556	381,734	317	382,051

Total shareholders’ equity	338,408	(26,036)	312,372	(13,827)	298,545

Total liabilities and shareholders’ equity	$707,586	$(13,480)	$694,106	$(13,510)	$680,596

	2nd Quarter
2012
Total assets	$553,320	$(22,925)	$530,395	$(9,547)	$520,848

Total liabilities	199,104	6,092	205,196	2,731	207,927

Total shareholders’ equity	354,216	(29,017)	325,199	(12,278)	312,921

Total liabilities and shareholders’ equity	$553,320	$(22,925)	$530,395	$(9,547)	$520,848

	3rd Quarter
2012
Total assets	$565,073	$(25,507)	$539,566	$(11,392)	$528,174

Total liabilities	187,463	6,136	193,599	2,156	195,755

Total shareholders’ equity	377,610	(31,643)	345,967	(13,548)	332,419

Total liabilities and shareholders’ equity	$565,073	$(25,507)	$539,566	$(11,392)	$528,174

	4th Quarter
2012
Total assets	$504,281	$(31,384)	$472,897	$(8,351)	$464,546

Total liabilities	105,183	(118)	105,065	3,042	108,107

Total shareholders’ equity	399,098	(31,266)	367,832	(11,393)	356,439

Total liabilities and shareholders’ equity	$504,281	$(31,384)	$472,897	$(8,351)	$464,546

Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and full year are performed independently.

There were no material impacts to the consolidated statements of cash flows for the restated interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012 that are not representative of the changes presented in the consolidated statements of cash flows for the years ended December 31, 2013 and 2012. See Note 2 “Original and Further Restatement of the Consolidated Financial Statements.”

23.	Subsequent events

On August 14, 2014 the Lenders and the Company entered into a subsequent Limited Waiver which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, the Company delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements.

In January 2015, the Company completed the sale of its Tempus™ Cervical Plate product line, which was part of the Company’s Spine Fixation SBU. The sale included the transfer of net assets of $2.1 million, consisting of intellectual property and the associated inventory, in exchange for consideration of $4.8 million in cash.

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provides the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option. In consideration for the Option, (i) the Company paid a non-refundable $250,000 fee to eNeura, and (ii) eNeura issued a Convertible Promissory Note (the “eNeura Note”) to the Company. The principal amount of the eNeura Note is $15,000,000 and interest will accrue at 8%. The eNeura Note will mature on the earlier of (i) March 4, 2019, or (ii) consummation of the acquisition (as described below), unless converted or prepaid at an earlier date. The Company will be entitled to designate one representative for appointment to the board of directors of eNeura during the 18-month option period. Pursuant to an Agreement and Plan of Merger between the Company, eNeura and certain other parties, if the Company exercises the Option to acquire eNeura, the Company will pay to former eNeura shareholders $65 million (subject to certain positive or negative adjustments based on the assets and liabilities of eNeura). In addition, during the 4-year period following the closing of such acquisition, the Company may be required to pay additional cash consideration to eNeura shareholders upon the satisfaction of certain milestones.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Balance Sheets (unaudited)

(U.S. Dollars in thousands)	December 31, 2013	December 31, 2012
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,426	$7,392
Prepaid expenses and other current assets	670	534

Total current assets	2,096	7,926
Other long term assets	—	15
Investments in and amounts due from subsidiaries and affiliates	308,173	357,811

Total assets	$310,269	$365,752

Liabilities and shareholder’s equity
Current liabilities	$6,295	$1,202
Long-term liabilities	8,111	8,111
Shareholder’s equity:
Common stock	1,810	1,934
Additional paid in capital	216,653	246,306
Accumulated earnings	73,897	102,709
Accumulated other comprehensive income	3,503	5,490

	295,863	356,439

Total liabilities and shareholder’s equity	$310,269	$365,752

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations (unaudited)

(U.S. Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Restated)	(Restated)	(Restated)
(Expenses) income:
General and administrative	$(16,641)	$(7,700)	$(11,134)
Equity in earnings of investments in subsidiaries and affiliates	(12,494)	50,331	(5,884)
Other, net	323	24	7

(Loss) income before income taxes	(28,812)	42,655	(17,011)
Income tax benefit (expense)	—	197	(687)

Net (loss) income	$(28,812)	$42,852	$(17,698)

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statement of Cash Flows (unaudited)

(U.S. Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Restated)	(Restated)	(Restated)
Net (loss) income	$(28,812)	$42,852	$(17,698)
Equity in earnings of (loss) investments in subsidiaries and affiliates	12,494	(50,331)	5,884
Cash (used in) provided by other operating activities	468	(6,811)	3,429

Net cash used in operating activities	(15,850)	(14,290)	(8,385)
Cash flows from investing activities:
Distributions and amounts received from subsidiaries	53,389	12,564	5,875
Capital expenditures	—	—	—

Net cash provided by investing activities	53,389	12,564	5,875
Cash flows from financing activities:
Net proceeds from issuance of common stock	3,450	25,586	20,113
Repurchase of treasury shares	(39,494)	—	—
Contributions to subsidiaries and affiliates	(7,543)	(36,921)	(2,789)
Tax benefit on exercise of stock options	82	1,020	1,737

Net cash (used in) provided by financing activities	(43,505)	(10,315)	19,061

Net (decrease) increase in cash and cash equivalents	(5,966)	(12,041)	16,551
Cash and cash equivalents at the beginning of the year	7,392	19,433	2,882

Cash and cash equivalents at the end of the year	$1,426	$7,392	$19,433

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

Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets the Company’s subsidiaries held at December 31, 2013 and 2012 was approximately $168.5 million and $194.5 million, respectively. Such restrictions are on net assets of Orthofix Holdings, Inc. and its subsidiaries.

3.	Commitments, contingencies and long-term obligations

For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 9, Note 12 and Note 17 of the Company’s consolidated financial statements.

4.	Dividends from subsidiaries

Orthofix International N.V. did not receive cash dividends in 2013 or 2012.

Orthofix International N.V.

Schedule 2—Valuation and Qualifying Accounts

For the years ended December 31, 2013, 2012 and 2011:

			Additions
(U.S. Dollars in thousands) Provisions from assets to which they apply:	Balance at beginning of year		Charged to cost and expenses	Charged (credited) to other accounts	Deductions/ Other	Balance at end of year
2013 (Restated)
Allowance for doubtful accounts receivable	$6,673		$4,590	—	$(2,152)	$9,111
Deferred tax valuation allowance	26,361		5,411	—	—	31,772
2012 (Restated)
Allowance for doubtful accounts receivable	$6,184		$2,027	$(13)	$(1,525)	$6,673
Deferred tax valuation allowance	19,124		7,237	—	—	26,361
2011 (Restated)
Allowance for doubtful accounts receivable	$6,784	(1)	$4,523	$—	$(5,123)	$6,184
Deferred tax valuation allowance	21,023		(1,899)	—	—	19,124

(1)	Balance at beginning of year includes a $242 thousand increase in allowance for doubtful accounts for an error correction recorded in the Further Restatement.