Form 10-Q/A
period 2014-03-31
ORTHOFIX INTERNATIONAL N V
filed 2015-03-31
CIK 884624

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

EXPLANATORY NOTE

Orthofix International N.V. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, which was originally filed on May 8, 2014 (the “Original Form 10-Q”).

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain manual journal entries with respect to the previously filed financial statements contained in the Original Form 10-Q and the Company’s originally filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original 2013 Form 10-K”) were not properly accounted for under U.S. generally accepted accounting principles (“U.S. GAAP”). As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014 and other prior periods. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods (including those contained in the Original 2013 Form 10-K and the Original Form 10-Q) should no longer be relied upon. This Form 10-Q/A contains restated consolidated interim financial statements for the fiscal quarters ended March 31, 2014 and 2013.

Contemporaneously with the filing of this Form 10-Q/A, the Company is filing (i) an amendment to the 2013 Form 10-K (the “2013 Form 10-K/A”), which amendment contains restated consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, and (ii) its delayed Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”) and September 30, 2014 (the “2014 Third Quarter Form 10-Q”), which contain restated consolidated interim financial statements for the fiscal quarterly and year to date periods ended June 30, 2013 and September 30, 2013, respectively. The corrections of the additional errors in this Form 10-Q/A and the 2013 Form 10-K/A are referred to herein as the “Further Restatement.”

The Original 2013 Form 10-K reflected a prior restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and the fiscal quarter ended March 31, 2013, which we refer to herein as the “Original Restatement.”

Description of the Further Restatement

The errors corrected by the Further Restatement are as follows:

•	A majority of revenue from the Company’s BioStim SBU is derived from third parties, which is subject to change due to contractual adjustments related to commercial insurance carriers, and may include certain patient co-pay amounts. The Company previously recorded certain co-pay and self-pay amounts as revenue with estimated uncollectible portions being recognized as bad debt expense. Given the collectability of co-pay and self-pay amounts was not reasonably assured, the conditions for revenue recognition had not been met and revenue for those amounts should not have been recognized until collected. Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $2.2 million, $9.0 million and $6.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, and $1.4 million for the fiscal quarter ended March 31, 2014. Additionally, there was $1.4 million in the fiscal quarter ended March 31, 2014 related to contractual amounts from commercial insurance carriers which was incorrectly classified to bad debt expense rather than a reduction of revenue, for a total reduction to bad debt and revenue of $2.8 million for the fiscal quarter ended March 31, 2014. These adjustments have no effect on net income from continuing operations or net income in those periods.

•	Certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. As a result, sales and marketing expense was understated by approximately $1.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, and overstated by approximately $2.1 million for the fiscal year ended December 31, 2011.

•	As part of analyzing collections experience on accounts receivable, the Company identified that it had incorrectly considered certain deferred revenue amounts included in gross accounts receivable when calculating estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, incorrectly assumed that some percentage of deferred amounts would be collected, rather than fully deferring these amounts. Adjustments to correct this error resulted in a net decrease in operating income of $0.7 million and $0.2 million for the fiscal years ended December 31, 2013 and 2011, respectively, and a net increase in operating income of $2.1 million for the fiscal year ended December 31, 2012, as well as a net decrease in operating loss of $1.5 million for the fiscal quarter ended March 31, 2014.

•	As part of the Original Restatement, the Company made certain corrections to prior period excess and obsolete inventory reserves. The effect of these corrections was not considered when determining the adjustments needed to eliminate intercompany profits from inventories in the Original Restatement. Adjustments to correct this error resulted in an increase to cost of sales of $1.1 million, $0.2 million and $0.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $3.0 million for the fiscal quarter ended March 31, 2014.

•	As part of the remediation activities that followed the Original Restatement, the Company expanded its procedures in the second quarter of 2014 to validate the existence of field inventory held by independent sales representatives and noted that, in many cases, this inventory had higher rates of missing inventory (“shrinkage”) than previously estimated. To determine whether these higher error rates were pervasive across its field inventory, the Company counted approximately 90% of its field inventory during the third and fourth fiscal quarters of 2014. These counts resulted in the identification of errors relating to previous estimates of shrinkage. Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.4 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $0.2 million for the fiscal quarter ended March 31, 2014.

•	In connection with its remediation efforts associated with the material weakness noted in the Original Restatement related to inventory reserves, including performing a hindsight analysis of previously established reserves, the Company concluded that it was not appropriately calculating inventory reserves, including its consideration of demand assumptions for “kits”, which contain a variety of “piece part” components to be used during surgery as well as inventory held by third parties under inventory purchase obligations. Adjustments to correct this error resulted in an increase to cost of sales of $3.2 million, $1.5 million and $0.1 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $2.4 million for the fiscal quarter ended March 31, 2014.

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

Items Amended by this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Further Restatement. Specifically, the following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4, Controls and Procedures

•	Part II, Item 1, Legal Proceedings

•	Part II, Item 1A, Risk Factors

•	Part II, Item 6, Exhibits

The correction of the errors described above is further discussed in Note 2 to the consolidated financial statements included in Part I, Item 1 herein and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other than this Form 10-Q/A and the 2013 Form 10-K/A, we do not intend to file any other amended reports in connection with the Further Restatement. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Form 10-Q/A and the 2013 Form 10-K/A, as applicable.

Other than with respect to matters related to the Further Restatement (including consequences of the Company’s delay in filing the 2014 Second Quarter Form 10-Q and the 2014 Third Quarter Form 10-Q), this Form 10-Q/A generally does not reflect events that have occurred after May 8, 2014, the filing date of the Original Form 10-Q, or modify or update the disclosures presented in the Original Form 10-Q, except to reflect the effects of the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with (i) the Company’s Current Reports on Form 8-K filed with the Commission since May 8, 2014, (ii) the 2013 Form 10-K/A, (iii) the 2014 Second Quarter Form 10-Q and (iv) the 2014 Third Quarter Form 10-Q.

The Company’s current Chief Executive Officer and Interim Chief Financial Officer have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Form 10-Q/A. The certifications are included in this Form 10-Q/A and Exhibits 31.1, 31.2 and 32.1.

Internal Control Considerations

In connection with the Further Restatement, management has re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management confirmed that the material weaknesses described in the Original Form 10-Q continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Further Restatement. In addition, the re-evaluation concluded that two additional material weaknesses existed related to (i) the calculation of our accounts receivable reserve, and (ii) the oversight of field inventory held by our independent sales representatives, which also contributed to the Further Restatement.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4 of this Form 10-Q/A, as well Part II, Item 9A, “Controls and Procedures” of the 2013 Form 10-K/A.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of May 8, 2014, the date on which the Original Form 10-Q was filed, unless it is specifically otherwise stated to be made as of a different date, or refers to matters related to the Further Restatement (including consequences of the Company’s delay in filing the 2014 Second Quarter Form 10-Q and the 2014 Third Quarter Form 10-Q). We undertake no obligation to further update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to our recent Audit Committee accounting matters review, the restatements of our financial statements for certain prior periods described herein and in the 2013 Form 10-K/A, and related legal proceedings (including potential action by the Division of Enforcement of the SEC and pending securities class action litigation), the Company’s review of allegations of improper payments involving the Company’s Brazil-based subsidiary, the Company’s previous and current non-compliance with certain Nasdaq Stock Market LLC listing rules, and related pending hearings proceedings in connection therewith, the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation), a deferred prosecution agreement with the U.S. Department of Justice and a consent decree with the SEC, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Part I, Item 1A under the heading Risk Factors in the 2013 Form 10-K/A, as well as in other reports that we will file in the future.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	March 31, 2014	December 31, 2013
	(Restated)	(Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,117	$28,924
Restricted cash	19,270	23,761
Trade accounts receivable, less allowance for doubtful accounts of $8,841 and $9,111 at March 31, 2014 and December 31, 2013, respectively	73,447	70,811
Inventories	70,677	72,678
Deferred income taxes	40,007	39,999
Prepaid expenses and other current assets	31,050	28,933

Total current assets	259,568	265,106
Property, plant and equipment, net	52,656	54,372
Patents and other intangible assets, net	8,518	9,046
Goodwill	53,565	53,565
Deferred income taxes	22,816	22,394
Other long-term assets	6,850	7,492

Total assets	$403,973	$411,975

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$14,022	$20,674
Other current liabilities	43,700	49,676

Total current liabilities	57,722	70,350
Long-term debt	20,000	20,000
Deferred income taxes	13,201	13,026
Other long-term liabilities	12,487	12,736

Total liabilities	103,410	116,112
Contingencies (Note 16)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,365,910 and 18,102,335 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,836	1,810
Additional paid-in capital	223,356	216,653
Retained earnings	71,389	73,897
Accumulated other comprehensive income	3,982	3,503

Total shareholders’ equity	300,563	295,863

Total liabilities and shareholders’ equity	$403,973	$411,975

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (loss)

For the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2014	2013
	(Restated)	(Restated)
Product sales	$88,300	$90,241
Marketing service fees	11,714	12,038

Net sales	100,014	102,279
Cost of sales	26,773	25,841

Gross profit	73,241	76,438
Operating expenses
Sales and marketing	41,171	45,844
General and administrative	17,276	18,241
Research and development	5,933	5,741
Amortization of intangible assets	584	544
Costs related to the accounting review and restatement	8,306	—

	73,270	70,370

Operating (loss) income	(29)	6,068
Other income and expense
Interest expense, net	(468)	(542)
Other (expense) income	(272)	4,764

	(740)	4,222

(Loss) income before income taxes	(769)	10,290
Income tax expense	(1,179)	(4,364)

Net (loss) income from continuing operations	(1,948)	5,926

Discontinued operations (Note 15)
Loss from discontinued operations	(794)	(3,960)
Income tax benefit	234	1,481

Net loss from discontinued operations	(560)	(2,479)

Net (loss) income	$(2,508)	$3,447

Net (loss) income per common share—basic:
Net (loss) income from continuing operations	$(0.11)	$0.30
Net loss from discontinued operations	(0.03)	(0.12)

Net (loss) income per common share—basic	$(0.14)	$0.18

Net (loss) income per common share—diluted:
Net (loss) income from continuing operations	$(0.11)	$0.30
Net loss from discontinued operations	(0.03)	(0.12)

Net (loss) income per common share—diluted	$(0.14)	$0.18

Weighted average number of common shares:
Basic	18,197,363	19,431,093
Diluted	18,197,363	19,691,141
Other comprehensive (loss) income:
Unrealized (loss) gain on cross-currency swap, net of tax	103	(318)
Foreign currency translation adjustment	376	(2,679)

Comprehensive (loss) income	$(2,029)	$450

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2014	2013
	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(2,508)	$3,447
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,746	5,067
Amortization of debt costs	180	180
Amortization of exclusivity agreements	346	311
Provision for doubtful accounts	108	1,368
Deferred income taxes	(246)	(6)
Share-based compensation	1,187	1,943
Excess income tax benefit on employee stock-based compensation	(29)	(78)
Other	14	421
Change in operating assets and liabilities:
Trade accounts receivable	(2,607)	9,665
Inventories	2,487	(2,106)
Prepaid expenses and other current assets	(3,464)	4,843
Trade accounts payable	(6,670)	(7,247)
Other current liabilities	(4,606)	(162)
Long-term assets	130	(1,553)
Long-term liabilities	(280)	(1,039)

Net cash (used in) provided by operating activities	(10,212)	15,054
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(3,691)	(6,029)
Capital expenditures for intangible assets	(46)	(44)
Sale of other investments	32	(506)

Net cash used in investing activities	(3,705)	(6,579)
Cash flows from financing activities:
Net proceeds from issuance of common shares	5,542	2,143
Repayment of bank borrowings, net	—	(15)
Changes in restricted cash	4,502	(8,141)
Excess income tax benefit on employee stock-based awards	29	78

Net cash provided by (used in) financing activities	10,073	(5,935)
Effect of exchange rate changes on cash	37	(433)

Net (decrease) increase in cash and cash equivalents	(3,807)	2,107
Cash and cash equivalents at the beginning of the period	28,924	30,767

Cash and cash equivalents at the end of the period	$25,117	$32,874

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHFIX INTERNATIONAL N.V.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the 2013 Form 10-K/A. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

(b) Reclassifications

The Company has reclassified certain line items to conform to the current year presentation. The reclassifications have no effect on previously reported net earnings or shareholders’ equity.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates including those related to contractual allowances, doubtful accounts, inventories, potential goodwill and intangible asset impairment, income taxes, and shared-based compensation. Actual results could differ from these estimates.

(d) Foreign currency translation

The financial statements for operations outside the U.S. are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at period end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity.

(e) Collaborative agreement

The Company receives a marketing fee through our collaboration with Musculoskeletal Transplant Foundation (“MTF”) for Trinity Evolution® and Trinity ELITE®, for which, we have exclusive marketing rights and VersaShield™ for which we have non-exclusive marketing rights. Under our agreements with MTF, MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. MTF is considered the primary obligor in these arrangements and therefore we recognize these marketing service fees on a net basis upon shipment of the product to the customer.

2. Original and Further Restatement of the Consolidated Financial Statements

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain entries with respect to the previously filed financial statements contained in the Original Form 10-Q and the Original 2013 Form 10-K were not properly accounted for under U.S. generally accepted accounting principles (“U.S. GAAP”). As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods (including those contained in the Original 2013 Form 10-K and the Original Form 10-Q) should no longer be relied upon. This Form 10-Q/A contains restated consolidated interim financial statements for the fiscal quarters ended March 31, 2014 and 2013.

Contemporaneously with the filing of this Form 10-Q/A, the Company is filing (i) an amendment to the Original 2013 Form 10-K (the “2013 Form 10-K/A”), which amendment contains restated consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, and the quarterly reporting periods contained within the fiscal years ended December 31, 2013 and 2012, and (ii) its delayed Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”) and September 30, 2014 (the “2014 Third Quarter Form 10-Q”), which contain restated consolidated interim financial statements for the fiscal quarterly and year-to-date periods ended June 30, 2013 and September 30, 2013, respectively. The corrections of the additional errors in this Form 10-Q/A and the 2013 Form 10-K/A are referred to herein as the “Further Restatement.”

The Original 2013 Form 10-K reflected a prior restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and the fiscal quarter ended March 31, 2013, which we refer to herein as the “Original Restatement.” For additional information regarding the Original Restatement, see the 2013 Form 10-K/A.

Background of Further Restatement

During the second quarter of 2014, the Company’s management noted that the Company’s bad debt expense for its BioStim strategic business unit (“SBU”) during the first quarter of 2014 was higher than internally budgeted. As a result, the Company’s internal finance department reviewed bad debt expense entries in prior periods. In connection with this review, the Company also further considered its accounting methodology with respect to certain prior revenue adjustments related to uncollectible patient co-pay and self-pay amounts. As further described below, after performing this review, the Company determined that errors existed relating to the accounting for uncollectible patient co-pay and self-pay amounts, and that certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. After analyzing these errors, the Company determined to further restate its financial statements as described in the 2013 Form 10-K/A and herein. In addition to these matters, certain other adjustments identified by management, including revisions to inventory reserves, intercompany profit adjustments and accounts receivable reserves, were made to the consolidated financial statements in connection with the Further Restatement, as discussed below.

Co-Pay and Self-Pay Revenue Adjustments

A majority of revenue from the Company’s BioStim SBU is derived from third parties, which is subject to change due to contractual adjustments related to commercial insurance carriers, and may include certain patient co-pay amounts. In addition, certain patient purchasers are without insurance, with revenue derived from “self-pay” arrangements. In previously issued financial statements, the Company recorded these co-pay and self-pay amounts as revenue with estimated uncollectible portions being recognized as bad debt expense. Upon further analysis, it was determined that because collectability of co-pay and self-pay amounts was not reasonably assured, the conditions for revenue recognition had not been met and revenue for those amounts should not have been recognized until collected. Additionally, in the quarter ended March 31, 2014, there were amounts related to contractual amounts from commercial insurance carriers that were incorrectly classified to bad debt expense rather than a reduction of revenue.

Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $1.4 million and $1.5 million for the fiscal quarters ended March 31, 2014 and 2013, respectively. Additionally, there was $1.4 million in the fiscal quarter ended March 31, 2014 which was inappropriately classified to bad debt expense rather than a reduction of revenue, for a total reduction to bad debt and revenue of $2.8 million for the fiscal quarter ended March 31, 2014. These adjustments have no effect on net income from continuing operations, net income or total assets in any period.

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

Adjustments to correct this error result in an increase of sales and marketing expense of $1.5 million for the fiscal quarter ended March 31, 2013. There were no adjustments to the fiscal quarter ended March 31, 2014. These adjustments resulted in no impact to the accounts receivable balance as of March 31, 2014 and December 31, 2013.

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

Adjustments to correct this error resulted in a net decrease in operating loss of $1.5 million for the fiscal quarter ended March 31, 2014 and a net increase in operating income of $0.4 million for the fiscal quarter ended March 31 2013.

This adjustment resulted in a decrease in accounts receivable, net (due to an increase in reserves) as of March 31, 2014 and December 31, 2013, by $2.8 million and $4.2 million, respectively.

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

Adjustments to correct this error resulted in an increase to cost of sales of $3.0 million and a decrease to cost of sales of $0.1 million for the fiscal quarters ended March 31, 2014 and 2013, respectively.

This adjustment resulted in a decrease in inventory as of March 31, 2014 and December 31, 2013, by $5.5 million and $2.6 million, respectively.

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

Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.2 million and $0.1 million for the fiscal quarters ended March 31, 2014 and 2013, respectively.

These adjustments resulted in a decrease in inventory as of March 31, 2014 and December 31, 2013, by $1.2 million and $1.0 million, respectively.

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

Adjustments to correct these errors resulted in an increase to cost of sales of $2.4 million and $0.8 million for the fiscal quarters ended March 31, 2014 and 2013, respectively. These adjustments resulted in a decrease to inventory (due to an increase in reserves) as of March 31, 2014 and December 31, 2013, by $16.4 million and $14.4 million, respectively.

Other Adjustments

In addition to the adjustments described above, the Company is correcting certain other items. The impact of correcting these items results in a decrease to loss before income taxes of $1.6 million for the fiscal quarter ended March 31, 2014, and a decrease to income before income taxes of $0.3 million for the fiscal quarter ended March 31, 2013.

The tables below show the effects of the Original Restatement for the fiscal quarter ended March 31, 2013, as well as the effects of the Further Restatement for each of the fiscal quarters ended March 31, 2014 and 2013. In each case, the tax effect of the adjustments is estimated based on the Company’s estimated tax rate.

	Three Months Ended March 31, 2014
		Further Restatement Adjustments by Category
(U.S. Dollars, in thousands)	Originally Reported in 2014 Form 10-Q	Co-Pay and Self-Pay Revenue	Bad Debt Timing	Accounts Receivable Reserve	Intercompany Profit	Inventory	Other	Total Further Restatement Adjustments	Restated
Net sales	$101,342	$(2,800)	$—	$1,651	$—	$—	$(179)	$(1,328)	$100,014
Cost of sales	22,632	—	—	—	2,966	2,564	(1,389)	4,141	26,773

Gross profit	78,710	(2,800)	—	1,651	(2,966)	(2,564)	1,210	(5,469)	73,241
Operating expenses
Sales and marketing	43,871	(2,800)	—	201	—	—	(101)	(2,700)	41,171
General and administrative	17,545	—	—	—	—	—	(269)	(269)	17,276
Research and development	5,939	—	—	—	—	—	(6)	(6)	5,933
Amortization of intangible assets	584	—	—	—	—	—	—	—	584
Costs related to the accounting review and restatement	8,306	—	—	—	—	—	—	—	8,306

	76,245	(2,800)	—	201	—	—	(376)	(2,975)	73,270

Operating (loss) income	2,465	—	—	1,450	(2,966)	(2,564)	1,586	(2,494)	(29)
Other income and (expense)	(747)	—	—	—	—	—	7	7	(740)

Loss before income taxes	1,718	—	—	1,450	(2,966)	(2,564)	1,593	(2,487)	(769)
Income tax expense	(1,940)	—	—	(508)	1,039	898	(668)	761	(1,179)

Net loss from continuing operations	$(222)	$—	$—	$942	$(1,927)	$(1,666)	$925	$(1,726)	$(1,948)

	Three Months Ended March 31, 2013
		Original Restatement Adjustments by Category
(U.S. Dollars, in thousands)	As Reported in the 2013 Form 10-Q Prior to Original Restatement	Distributor Revenue	Inventory Reserves	Royalties	Other	Total Original Restatement Adjustments	As Originally Restated in 2013 Form 10-Q/A
Net sales	$100,254	$2,963	$—	$—	$156	$3,119	$103,373
Cost of sales	22,699	471	86	2,030	331	2,918	25,617

Gross profit	77,555	2,492	(86)	(2,030)	(175)	201	77,756
Operating expenses
Sales and marketing	48,839	(2,073)	—	(2,030)	318	(3,785)	45,054
General and administrative	18,788	—	—	—	(458)	(458)	18,330
Research and development	5,400	—	—	—	341	341	5,741
Amortization of intangible assets	504	—	—	—	40	40	544
Charges related to U.S. Government resolutions	—	—	—	—	—	—	—

	73,531	(2,073)	—	(2,030)	241	(3,862)	69,669

Operating income	4,024	4,565	(86)	—	(416)	4,063	8,087
Other income and (expense)	4,204	—	—	—	—	—	4,204

Income before income taxes	8,228	4,565	(86)	—	(416)	4,063	12,291
Income tax expense	(3,320)	(1,529)	29	—	139	(1,361)	(4,681)

Net income from continuing operations	$4,908	$3,036	$(57)	$—	$(277)	$2,702	$7,610

	Three Months Ended March 31, 2013
		Further Restatement Adjustments by Category
(U.S. Dollars, in thousands)	As Originally Restated in 2013 Form 10-Q/A	Co-Pay and Self-Pay Revenue	Bad Debt Timing	Accounts Receivable Reserve	Intercompany Profit	Inventory	Other	Total Further Restatement Adjustments	Restated
Net sales	$103,373	$(1,453)	$—	$437	$—	$—	$(78)	$(1,094)	$102,279
Cost of sales	25,617	—	—	—	(120)	820	(476)	224	25,841

Gross profit	77,756	(1,453)	—	437	120	(820)	398	$(1,318)	76,438
Operating expenses
Sales and marketing	45,054	(1,453)	1,455	(8)	—	—	796	790	45,844
General and administrative	18,330	—	—	—	—	—	(89)	(89)	18,241
Research and development	5,741	—	—	—	—	—	—	—	5,741
Amortization of intangible assets	544	—	—	—	—	—	—	—	544

	69,669	(1,453)	1,455	(8)	—	—	707	701	70,370

Operating income	8,087	—	(1,455)	445	120	(820)	(309)	(2,019)	6,068
Other income and (expense)	4,204	—	—	—	—	—	18	18	4,222

Income before income taxes	12,291	—	(1,455)	445	120	(820)	(291)	(2,001)	10,290
Income tax expense	(4,681)	—	509	(156)	(42)	287	(281)	317	(4,364)

Net income from continuing operations	$7,610	$—	$(946)	$289	$78	$(533)	$(572)	$(1,684)	$5,926

The effects of the Further Restatement on our condensed consolidated balance sheet as of March 31, 2014 are as follows:

	As of March 31, 2014
(Unaudited, U.S. Dollars, in thousands, except share data)	Originally Reported in 2014 Form 10-Q	Further Restatement Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$26,747	$(1,630)	$25,117
Restricted cash	19,270	—	19,270
Trade accounts receivable, less allowances of $8,841 at March 31, 2014	76,917	(3,470)	73,447
Inventories	92,753	(22,076)	70,677
Deferred income taxes	33,956	6,051	40,007
Prepaid expenses and other current assets	28,781	2,269	31,050

Total current assets	278,424	(18,856)	259,568
Property, plant and equipment, net	52,532	124	52,656
Patents and other intangible assets, net	8,518	—	8,518
Goodwill	53,565	—	53,565
Deferred income taxes	18,758	4,058	22,816
Other long-term assets	6,743	107	6,850

Total assets	$418,540	$(14,567)	$403,973

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$14,022	$—	$14,022
Other current liabilities	41,467	2,233	43,700

Total current liabilities	55,489	2,233	57,722
Long-term debt	20,000	—	20,000
Deferred income taxes	13,307	(106)	13,201
Other long-term liabilities	12,487	—	12,487

Total liabilities	101,283	2,127	103,410
Contingencies (Note 16)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,365,910 issued and outstanding as of March 31, 2014	1,836	—	1,836
Additional paid-in capital	223,630	(274)	223,356
Retained earnings	88,550	(17,161)	71,389
Accumulated other comprehensive income	3,241	741	3,982

Total shareholders’ equity	317,257	(16,694)	300,563

Total liabilities and shareholders’ equity	$418,540	$(14,567)	$403,973

The effects of the Further Restatement on our condensed consolidated balance sheet as of December 31, 2013 are as follows:

	As of December 31, 2013
(Unaudited, U.S. Dollars, in thousands, except share data)	Originally Reported in 2014 Form 10-Q	Further Restatement Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$30,486	$(1,562)	$28,924
Restricted cash	23,761	—	23,761
Trade accounts receivable, less allowances of $9,111 at December 31, 2013	75,567	(4,756)	70,811
Inventories	90,577	(17,899)	72,678
Deferred income taxes	33,947	6,052	39,999
Prepaid expenses and other current assets	25,906	3,027	28,933

Total current assets	280,244	(15,138)	265,106
Property, plant and equipment, net	54,606	(234)	54,372
Patents and other intangible assets, net	9,046	—	9,046
Goodwill	53,565	—	53,565
Deferred income taxes	18,336	4,058	22,394
Other long-term assets	7,385	107	7,492

Total assets	$423,182	$(11,207)	$411,975

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$20,674	$—	$20,674
Other current liabilities	46,146	3,530	49,676

Total current liabilities	66,820	3,530	70,350
Long-term debt	20,000	—	20,000
Deferred income taxes	13,132	(106)	13,026
Other long-term liabilities	12,736	—	12,736

Total liabilities	112,688	3,424	116,112
Contingencies (Note 16)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,102,335 issued and outstanding as of December 31, 2013	1,810	—	1,810
Additional paid-in capital	216,653	—	216,653
Retained earnings	89,332	(15,435)	73,897
Accumulated other comprehensive income	2,699	804	3,503

Total shareholders’ equity	310,494	(14,631)	295,863

Total liabilities and shareholders’ equity	$423,182	$(11,207)	$411,975

The effects of the Further Restatement on our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31, 2014
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	Originally Reported in 2014 Form 10-Q	Further Restatement Adjustments	Restated
Product sales	$89,684	$(1,384)	$88,300
Marketing service fees	11,658	56	11,714

Net sales	101,342	(1,328)	100,014
Cost of sales	22,632	4,141	26,773

Gross profit	78,710	(5,469)	73,241
Operating expenses
Sales and marketing	43,871	(2,700)	41,171
General and administrative	17,545	(269)	17,276
Research and development	5,939	(6)	5,933
Amortization of intangible assets	584	—	584
Costs related to the accounting review and restatement	8,306	—	8,306

	76,245	(2,975)	73,270

Operating income (loss)	2,465	(2,494)	(29)
Other income and expense
Interest expense, net	(486)	18	(468)
Other (loss) income	(261)	(11)	(272)

	(747)	7	(740)

Income (loss) before income taxes	1,718	(2,487)	(769)
Income tax expense	(1,940)	761	(1,179)

Net loss from continuing operations	(222)	(1,726)	(1,948)

Discontinued operations (Note 15)
Loss from discontinued operations	(794)	—	(794)
Income tax benefit	234	—	234

Net loss from discontinued operations	(560)	—	(560)

Net loss	$(782)	$(1,726)	$(2,508)

Net loss per common share—basic:
Net loss from continuing operations	$(0.01)	$(0.10)	$(0.11)
Net loss from discontinued operations	(0.03)	—	(0.03)

Net loss per common share—basic	$(0.04)	$(0.10)	$(0.14)

Net loss per common share—diluted:
Net loss from continuing operations	$(0.01)	$(0.10)	$(0.11)
Net loss from discontinued operations	(0.03)	—	(0.03)

Net loss per common share—diluted	$(0.04)	$(0.10)	$(0.14)

Weighted average number of common shares:
Basic	18,197,363	—	18,197,363
Diluted	18,197,363	—	18,197,363
Other comprehensive income:
Unrealized gain (loss) on cross-currency swap, net of tax	103	—	103
Foreign currency translation adjustment	439	(63)	376

Comprehensive loss	$(240)	$(1,789)	$(2,029)

The effects of the Original Restatement and the Further Restatement on our condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2013
(U.S. Dollars, in thousands, except share and per share data)	As Reported in the 2013 Form 10-Q Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2013 Form 10- Q/A	Further Restatement Adjustments	Restated
Product sales	$88,358	$2,978	$91,336	(1,095)	$90,241
Marketing service fees	11,896	141	12,037	1	12,038

Net sales	100,254	3,119	103,373	(1,094)	102,279
Cost of sales	22,699	2,918	25,617	224	25,841

Gross profit	77,555	201	77,756	(1,318)	76,438
Operating expenses
Sales and marketing	48,839	(3,785)	45,054	790	45,844
General and administrative	18,788	(458)	18,330	(89)	18,241
Research and development	5,400	341	5,741	—	5,741
Amortization of intangible assets	504	40	544	—	544

	73,531	(3,862)	69,669	701	70,370

Operating income	4,024	4,063	8,087	(2,019)	6,068
Other income and (expense)
Interest expense, net	(560)	—	(560)	18	(542)
Other income	4,764	—	4,764	—	4,764

	4,204	—	4,204	18	4,222

Income before income taxes	8,228	4,063	12,291	(2,001)	10,290
Income tax expense	(3,320)	(1,361)	(4,681)	317	(4,364)

Net income from continuing operations	4,908	2,702	7,610	(1,684)	5,926

Discontinued operations (Note 15)
Loss from discontinued operations	(4,432)	(2)	(4,434)	474	(3,960)
Income tax benefit (expense)	1,640	(316)	1,324	157	1,481

Net loss from discontinued operations	(2,792)	(318)	(3,110)	631	(2,479)

Net income	2,116	$2,384	$4,500	(1,053)	$3,447

Net income (loss) per common share—basic:
Net income from continuing operations	$0.25	$0.14	$0.39	(0.09)	$0.30
Net loss from discontinued operations	(0.14)	(0.02)	(0.16)	0.04	(0.12)

Net income per common share—basic	$0.11	$0.12	$0.23	(0.05)	$0.18

Net income (loss) per common share—diluted:
Net income from continuing operations	$0.25	$0.14	$0.39	(0.09)	$0.30
Net loss from discontinued operations	(0.14)	(0.02)	(0.16)	0.04	(0.12)

Net income per common share—diluted:	$0.11	$0.12	$0.23	(0.05)	$0.18

Weighted average number of common shares:
Basic	19,431,093	—	19,431,093	—	19,431,093
Diluted	19,691,141	—	19,691,141	—	19,691,141
Other comprehensive (loss) income, before tax:
Unrealized gain on derivative instrument	(318)	—	(318)	—	(318)
Translation adjustment	(2,814)	106	(2,708)	29	(2,679)

Comprehensive (loss) income	$(1,016)	$2,490	$1,474	$(1,024)	$450

The effects of the Further Restatement on our condensed consolidated statement of cash flows for the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31, 2014
(Unaudited, U.S. Dollars, in thousands)	Originally Reported in 2014 Form 10-Q	Further Restatement Adjustments	Restated
Cash flows from operating activities:
Net loss	$(782)	$(1,726)	$(2,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,004	(258)	5,746
Amortization of debt costs	180	—	180
Amortization of exclusivity agreements	346	—	346
Provision for doubtful accounts	2,579	(2,471)	108
Deferred income taxes	(246)	—	(246)
Share-based compensation	1,461	(274)	1,187
Excess income tax benefit on employee stock-based awards	(29)	—	(29)
Other	166	(152)	14
Change in operating assets and liabilities:
Trade accounts receivable	(3,780)	1,173	(2,607)
Inventories	(1,690)	4,177	2,487
Prepaid expenses and other current assets	(2,806)	(658)	(3,464)
Trade accounts payable	(6,670)	—	(6,670)
Other current liabilities	(4,761)	155	(4,606)
Long-term assets	130	—	130
Long-term liabilities	(280)	—	(280)

Net cash used in operating activities	(10,178)	(34)	(10,212)
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(3,691)	—	(3,691)
Capital expenditures for intangible assets	(46)	—	(46)
Sale of other investments	—	32	32

Net cash used in investing activities	(3,737)	32	(3,705)
Cash flows from financing activities:
Net proceeds from issuance of common shares	5,542	—	5,542
(Repayment of) proceeds from bank borrowings, net	—	—	—
Changes in restricted cash	4,502	—	4,502
Excess income tax benefit on employee stock-based awards	29	—	29

Net cash provided by financing activities	10,073	—	10,073
Effect of exchange rate changes on cash	103	(66)	37

Net decrease in cash and cash equivalents	(3,739)	(68)	(3,807)
Cash and cash equivalents at the beginning of the period	30,486	(1,562)	28,924

Cash and cash equivalents at the end of the period	$26,747	$(1,630)	$25,117

The effects of the Original Restatement and the Further Restatement on our condensed consolidated statement of cash flows for the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2013
(Unaudited, U.S. Dollars, in thousands)	As Reported in the 2013 Form 10-Q Prior to Original Restatement	Original Restatement Adjustments	As Originally Restated in the 2013 Form 10-Q/A	Further Restatement Adjustments	Restated
Cash flows from operating activities:
Net income	$2,116	$2,384	$4,500	$(1,053)	$3,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,995	34	5,029	38	5,067
Amortization of debt costs	180	—	180	—	180
Amortization of exclusivity agreements	311	—	311	—	311
Provision for doubtful accounts	3,227	(1,853)	1,374	(6)	1,368
Deferred income taxes	(744)	738	(6)	—	(6)
Share-based compensation	1,943	—	1,943	—	1,943
Excess income tax benefit on employee stock-based awards	(78)	—	(78)	—	(78)
Other	(345)	736	391	30	421
Change in operating assets and liabilities:
Trade accounts receivable	13,779	(5,190)	8,589	1,076	9,665
Inventories	(4,230)	2,130	(2,100)	(6)	(2,106)
Prepaid expenses and other current assets	(179)	2,874	2,695	2,148	4,843
Trade accounts payable	(7,242)	(5)	(7,247)	—	(7,247)
Other current liabilities	4,478	(2,408)	2,070	(2,232)	(162)
Long-term assets	(2,014)	461	(1,553)	—	(1,553)
Long-term liabilities	(743)	(296)	(1,039)	—	(1,039)

Net cash provided by operating activities	15,454	(395)	15,059	(5)	15,054
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(6,029)	—	(6,029)	—	(6,029)
Capital expenditures for intangible assets	(439)	395	(44)	—	(44)
Purchase of other investments	—	—	—	(506)	(506)

Net cash used in investing activities	(6,468)	395	(6,073)	(506)	(6,579)
Cash flows from financing activities:
Net proceeds from issuance of common shares	2,143	—	2,143	—	2,143
(Repayment of) proceeds from bank borrowings, net	(15)	—	(15)	—	(15)
Changes in restricted cash	(8,141)	—	(8,141)	—	(8,141)
Excess income tax benefit on employee stock-based awards	78	—	78	—	78

Net cash used in financing activities	(5,935)	—	(5,935)	—	(5,935)
Effect of exchange rate changes on cash	(431)	—	(431)	(2)	(433)

Net increase in cash and cash equivalents	2,620	—	2,620	(513)	2,107
Cash and cash equivalents at the beginning of the period	31,055	—	31,055	(288)	30,767

Cash and cash equivalents at the end of the period	$33,675	$—	$33,675	(801)	$32,874

3. Inventories

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

Work-in-process and finished products, include material, labor and production overhead costs. Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not been met. Once the revenue recognition criteria have been met, both the deferred revenues and associated cost of sales are recognized.

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2014	December 31, 2013
	(Restated)	(Restated)
Raw materials	$5,220	$6,515
Work-in-process	7,412	6,606
Finished products	51,190	51,991
Deferred cost of sales	6,855	7,566

Total Inventory	$70,677	$72,678

4. Patents and other intangible assets

(U.S. Dollars, in thousands)	March 31, 2014	December 31, 2013
Cost
Patents	$34,815	$34,820
Trademarks — definite lived	645	620
Licenses and other	7,748	7,748

	43,208	43,188
Accumulated amortization
Patents	(32,170)	(31,739)
Trademarks — definite lived	(484)	(454)
Licenses and other	(2,036)	(1,949)

	(34,690)	(34,142)

Patents and other intangible assets, net	$8,518	$9,046

5. Goodwill

As a result of the Company’s change in reporting structure in July of 2013, the Company allocated goodwill to each reporting unit, and subsequently evaluated all reporting units, including the Extremity Fixation and Spine Fixation reporting units, for the possible impairment of goodwill. The result of this evaluation was a full impairment of the goodwill allocated to our Extremity Fixation and our Spine Fixation reporting units, totaling $19.2 million. As of December 31, 2013 and March 31, 2014, accumulated impairment was $9.8 million for our Extremity Fixation reportable unit and $9.4 million for our Spine Fixation reporting unit. Our BioStim and Biologics reportable units have not been impaired. The following table presents the net carrying value of goodwill by reportable segment as of March 31, 2014 and December 31, 2013.

(U.S. Dollars, in thousands)	March 31, 2014	December 31, 2013
BioStim	$42,678	$42,678
Biologics	10,887	10,887

Total goodwill	$53,565	$53,565

6. Bank borrowings

The Company had no borrowings and an unused available line of credit of €5.8 million ($8.0 million) at both March 31, 2014 and December 31, 2013, on its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

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

Borrowings under the Revolving Credit Facility, which may be made in the future, may used for working capital, capital expenditures and other general corporate purposes of Orthofix Holdings and its subsidiaries. The Guarantors have guaranteed repayment of Orthofix Holdings’ obligations under the Credit Agreement. The obligations of Orthofix Holdings and each of the Guarantors with respect to the Credit Facilities are secured by a pledge of substantially all of the assets of Orthofix Holdings and each of the Guarantors.

The Credit Agreement, as amended, requires Orthofix Holdings and the Company to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. The Credit Agreement, as amended, also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated. On August 14, 2013, the Company entered into a Limited Waiver (the “Original Limited Waiver”) with the lenders under the Credit Agreement (the “Lenders”) which waived requirements under the Credit Agreement to deliver quarterly financial statements for the fiscal quarter ended on June 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. The Company was in compliance with the affirmative and negative covenants at March 31, 2014 and there were no events of default.

In connection with the Further Restatement and the Company’s delay in filing the 2014 Second Quarter Form 10-Q, on August 14, 2014 the Company entered into a subsequent Limited Waiver with the Lenders which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, the Company delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements. As of the date hereof, the Company has delivered the quarterly consolidated financial statements for the fiscal quarters ended June 30, 2014 and September 30, 2014, and the Company does not expect the Further Restatement to trigger any such additional interest or fees with respect to such prior periods. However, in the event that the Company does not satisfy these respective obligations under the Original Limited Waiver, the Subsequent Limited Waivers and/or the Credit Agreement, an event of default could be declared under the Credit Agreement, which could have a material adverse effect on the Company’s financial position.

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

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2014, and December 31, 2013, is $171.1 million and $168.5 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of March 31, 2014, and December 31, 2013, was $19.3 million and $23.8 million, respectively.

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

(U.S. Dollars, in thousands) As of March 31, 2014	Fair value: favorable (unfavorable)	Balance sheet location
Cross-currency swap	$(1,035)	Other long-term liabilities
Warrants	$107	Other long-term assets

As of December 31, 2013
Cross-currency swap	$(1,036)	Other long-term liabilities
Warrants	$107	Other long-term assets

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013
Cross-currency swap unrealized gain (loss) recorded in other comprehensive income (loss), net of taxes	$103	$(318)

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

Warrants

In 2013, the Company purchased notes receivable from Bone Biologics, Inc. (“Bone Biologics”) totaling $250 thousand, all of which were issued with detachable warrants to purchase common stock of Bone Biologics. As of March 31, 2014 and December 31, 2013 the Company held warrants for 125 thousand shares of Bone Biologics, at an exercise price of $1.00 per share.

Under the terms of the note and warrant purchase agreements, the warrants to purchase common stock in Bone Biologics are detachable from the note, exercisable over a seven year period, and transferable by the holder to other parties. There was no change in fair value of the warrants for the three months ended March 31, 2014 or 2013.

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

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars in thousands)	Balance March 31, 2014	Level 1	Level 2	Level 3
Assets		(Restated1)
Collective trust funds	$1,652	$—	$1,652	$—
Treasury securities	661	661	—	—
Certificates of deposit	1,630	1,630	—	—
Derivative securities	107	—	107	—

Total	$4,050	$2,291	$1,759	$—

Liabilities
Deferred compensation plan	$(1,970)	$—	$(1,970)	$—
Derivative securities	(1,035)	—	(1,035)	—

Total	$(3,005)	$—	$(3,005)	$—

(U.S. Dollars in thousands)	Balance December 31, 2013	Level 1	Level 2	Level 3
Assets		(Restated1)
Collective trust funds	$1,667	$—	$1,667	$—
Treasury securities	660	660	—	—
Certificates of deposit	1,562	1,562	—	—
Derivative securities	107	—	107	—

Total	$3,996	$2,222	$1,774	$—

Liabilities
Deferred compensation plan	$(2,506)	$—	$(2,506)	$—
Derivative securities	(1,036)	—	(1,036)	—

Total	$(3,542)	$—	$(3,542)	$—

(1)	The Company has changed the presentation to breakout and provide more description of assets and to include financial instruments not previously included in the table above.

10. Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments, the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge and the unrealized gain (loss) on warrants. The components of and changes in accumulated other comprehensive income were as follows:

(U.S. Dollars, in thousands)	Foreign Currency Translation Adjustments	Change in Fair Value	Accumulated Other Comprehensive Income
	(Restated)	(Restated)	(Restated)
Balance at December 31, 2013	$3,651	$(148)	$3,503
Unrealized gain on cross-currency swap and warrants, net of tax of $25	—	103	103
Foreign currency translation adjustment (1)	376	—	376

Balance at March 31, 2014	$4,027	$(45)	$3,982

(1)	As the cash generally remains permanently invested in the non-U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

11. Earnings per share

For the three months ended March 31, 2014 and 2013, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Three Months Ended March 31,
	2014	2013
Weighted average common shares-basic	18,197,363	19,431,093
Effect of dilutive securities:
Unexercised stock options net of treasury share repurchase	—	260,048

Weighted average common shares-diluted	18,197,363	19,691,141

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 1,691,203 and 973,037 outstanding options not included in the diluted earnings per share computation for the three months ended March 31, 2014 and 2013, respectively, because the inclusion of these options was antidilutive.

12. Share-based compensation

All share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the condensed consolidated statements of operations over the requisite service period.

The following table shows the detail of share-based compensation by line item in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013
Cost of sales	$29	$287
Sales and marketing	444	436
General and administrative	642	1,175
Research and development	72	45

Total	$1,187	$1,943

For the three months ended March 31, 2014 and 2013, there were no performance requirements for share-based compensation awarded to employees. In March 2013, the Company granted options to its newly-appointed Chief Executive Officer, which vesting is based on achieving certain market prices for the Company’s common stock.

During the three months ended March 31, 2014 and 2013, there were 263,575 and 113,965 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

13. Income taxes

The Company recognized a $1.2 million and $4.4 million provision for income tax which reflects an effective tax rate of (153.3)% and 42.4% on pre-tax income for the three months ended March 31, 2014 and 2013, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations was (68.5)% and 42.4% for the first three months of 2014 and 2013, respectively. The principal factors affecting the Company’s March 31, 2014 effective tax rate was the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings resulting from extraordinary expenses.

As of March 31, 2014 and December 31, 2013, the Company’s unrecognized tax benefit was $0.7 million and $0.7 million, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million and $0.5 million accrued for payment of interest and penalties as of March 31, 2014 and December 31, 2013, respectively. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of March 31, 2014, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

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

Biologics

Biologics provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. and Puerto Rico. Our partnership with Musculoskeletal Transplant Foundation (“MTF”) allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion as well as VersaShield™ for which we have non-exclusive rights.

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

The table below presents external net sales by SBU reporting segment (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure). Net sales include product sales and marketing service fees. Marketing service fees, which are recorded on a net basis, are comprised of fees earned for the marketing of Trinity Evolution®, Trinity ELITE® and Versashield™ in our Biologics segment.

	External Net Sales by SBU
	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013	Reported Decline	Constant Currency Decline
	(Restated)	(Restated)	(Restated)	(Restated)
BioStim	$37,137	$37,226	—	—
Biologics	13,010	13,360	(3)%	(3)%
Extremity Fixation	27,066	26,197	3%	4%
Spine Fixation	22,801	25,496	(11)%	(11)%

Total Net Sales	$100,014	$102,279	(2)%	(2)%

The table below presents net margin, defined as gross profit less sales and marketing expenses, from continuing operations by SBU reporting segment:

Net margin by SBU	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013
	(Restated)	(Restated)
Net margin:
BioStim	$15,020	$17,183
Biologics	6,502	6,018
Extremity Fixation	6,933	5,642
Spine Fixation	4,059	2,176
Corporate	(444)	(425)

Total net margin	32,070	30,594

General and administrative	17,276	18,241
Research and development	5,933	5,741
Amortization of intangible assets	584	544
Costs related to the accounting review and restatement	8,306	—

Operating (loss) income	$(29)	$6,068

15. Sale of Breg

In 2012, the Company sold its subsidiary Breg, Inc. In connection with this sale transaction, the Company agreed to indemnify the buyer with respect to certain specified matters. The portion of the indemnification related to post closing claims related to post-closing sales of cold therapy units has created a guarantee under Accounting Standards Codification ASC 460, Guarantees, and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the closing date. The Company is amortizing the fair value of the non-contingent liability ratably over the period of indemnification, which is three years. The Company’s remaining obligations under this guarantee were approximately $0.8 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively.

Discontinued operations for the three months ended March 31, 2014 is $0.8 million of expense related to the Company’s indemnification of certain specified matters described above.

In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.

16. Contingencies

The Company is party to certain outstanding legal proceedings, investigations and claims. These matters are described in the 2013 Form 10-K/A. As of the end of the period covered by this report, there had been no further material developments with respect to these matters that are not described in the 2013 Form 10-K/A.

17. Stock repurchase program

On May 8, 2013, the Company announced that its Board of Directors had authorized a share repurchase program in an amount up to $50 million. To date, the Company has made total repurchases in an amount equal to $39.5 million, all of which were made between May and July 2013.

18. Subsequent events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As further described in the explanatory note to this Form 10-Q/A, as well as in Note 2 to the consolidated financial statements included in Part I, Item 1 herein, the Company has restated its previously issued consolidated financial statements for certain prior periods, including the fiscal quarters ended March 31, 2014 and 2013. We refer to such restatement as the “Further Restatement.” Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the effects of the Further Restatement.

The following discussion and analysis addresses the results of our operations which are based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with U.S. GAAP, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2014 (the “Report”).

Business Segments

Our segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which our Chief Executive Officer, who is also our Chief Operating Decision Maker (the “CODM”) reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information has been prepared based on our four SBUs reporting segments. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. These four segments are discussed below.

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

Biologics

Biologics provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. and Puerto Rico. Our partnership with MTF allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion as well as VersaShield™ for which we have non-exclusive rights.

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

SBU Revenues

The table below presents external net sales for the three months ended March 31, 2014 and 2013, from continuing operations, by SBU reporting segment (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure):

	External Net Sales by SBU
	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2014	2013	Reported Decline	Constant Currency Decline
	(Restated)	(Restated)	(Restated)	(Restated)
BioStim	$37,137	$37,226	—%	—%
Biologics	13,010	13,360	(3)%	(3)%
Extremity Fixation	27,066	26,197	3%	4%
Spine Fixation	22,801	25,496	(11)%	(11)%

Total Net Sales	$100,014	$102,279	(2)%	(2)%

The following table presents certain items in our condensed consolidated statements of operations as a percent of total net sales for the periods indicated:

	Three Months Ended March 31,
	2014 (%)	2013 (%)
	(Restated)	(Restated)
Net sales	100	100
Cost of sales	27	25

Gross profit	73	75
Operating expenses:
Sales and marketing	41	45
General and administrative	17	18
Research and development	6	5
Amortization of intangible assets	1	1
Costs related to the accounting review and restatement	8	—

Operating (loss) income	—	6

Net (loss) income	(3)	(2)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales decreased $2.3 million to $100.0 million in the first quarter of 2014 compared to $102.3 million for the same period last year. The impact of foreign currency decreased sales by $0.2 million during the first quarter of 2014 when compared to the first quarter of 2013.

Sales

Net sales in our BioStim SBU remained relatively flat with sales of $37.1 million in the first quarter of 2014 compared to $37.3 million for the same period in the prior year.

Net sales in our Biologics SBU decreased $0.4 million or 3.0% to $13.0 in the first quarter of 2014 compared to $13.4 million for the same period in the prior year, primarily due to a decrease in our marketing service fee rate of Trinity from MTF from 70% on April 1, 2013, compared to 65% in first quarter of 2014.

Net sales in our Extremity Fixation SBU increased $0.9 million, to $27.1 million in the first quarter of 2014 compared to $26.2 million for the same period last year, primarily due to increased sales in the U.K. and France, offset somewhat by lower performance in the U.S. and Brazil due to disruption of the sales channel as we rebuild our sales organization.

Net sales in our Spine Fixation SBU decreased $2.7 million to $22.8 million in the first quarter of 2014 compared to $25.5 million for the same period last year, primarily due to a decrease in domestic sales.

Gross Profit — Our gross profit decreased $3.2 million to $73.2 million in the first quarter of 2014 compared to $76.4 million for the same period last year. This decrease is due to geographical sales mix primarily in Brazil and an increase in costs of goods primarily associated with a higher excess and obsolescence inventory reserve in the first quarter of 2014. Gross profit as a percent of net sales was 73.2% for the first quarter of 2014 and 74.8% for 2013 during the same period.

Sales and Marketing Expense — Sales and marketing expense, includes variable expenses such as commissions and the bad debt provision. Sales and marketing expense decreased $4.6 million, to $41.2 million in the first quarter of 2014 compared to $45.8 million in the first quarter of 2013 driven mostly by the reorganization of our direct sales force in Brazil and year-over-year decreases in marketing costs. As a percent of net sales, sales and marketing expense was 41.8% in the first quarter of 2014 compared to and 44.8% in the first quarter of 2013.

General and Administrative Expense — General and administrative expense decreased $0.9 million, or 4.9%, in the first quarter of 2014 to $17.3 million compared to $18.2 million in the first quarter of 2013. Most of this decrease in general and an administrative expense was driven by succession changes in 2013 offset to some degree by internal audit fees in 2014. General and administrative expense as a percent of net sales was 17.3% and 17.8% respectively in the first quarter of 2014 and 2013 respectively.

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

Interest Expense, net — Interest expense, net was $0.5 million for the first quarter of 2014 and 2013.

Other Income and Expense — Other expense was ($0.3) million compared to other income of $4.8 million for the first quarters of 2014 and 2013, respectively. The fluctuation is mainly attributable to our receipt of $4.4 million cash related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. Other income (expense) also includes the effect of foreign exchange transactions. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Expense — Our worldwide effective tax rate was (153.3)% and 42.4% during the first quarters of 2014 and 2013, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the first six months of 2014 and 2013 was (68.5)% and 42.4%, respectively. The principal factors affecting the Company’s March 31, 2014 effective tax rate was the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings resulting from extraordinary expenses.

Discontinued operations — Discontinued operations include approximately ($0.6) million and ($2.5) million in the first quarter of 2014 and 2013, respectively, of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to our former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters.

Net Income (loss) — Net loss for the first quarter of 2014 was ($2.5) million, or ($0.14) per basic and diluted share, compared to net income of $3.4 million, or $0.18 per basic and diluted share for the same period last year. The weighted average number of basic common shares outstanding was 18,197,363 and 19,431,093 during the three months ended March 31, 2014 and 2013, respectively. The weighted average number of diluted common shares outstanding was 18,197,363 and 19,691,141 during the three months ended March 31, 2014, and 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents including restricted cash at March 31, 2014, were $44.4 million, of which $19.3 million was subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $52.7 million at December 31, 2013, of which $23.8 million was subject to certain restrictions under the senior secured credit agreement discussed below.

Net cash used in operating activities was $10.2 million for the three months ended March 31, 2014, compared to net cash provided by operating activities of $15.1 million for the three months ended March 31, 2013. Net cash used by and provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation and deferred income taxes) and changes in working capital. Net income decreased $5.9 million to net loss of ($2.5) million for the three months ended March 31, 2014, from net income of $3.4 million for the comparable period in the prior year. Non-cash items for the three months ended March 31, 2014, decreased $2.1 million to $7.3 million compared to non-cash items of $9.2 million in the same period of 2013. Working capital accounts used $15.0 million of cash for the three months ended March 31, 2014, and provided $2.4 million for the three months ended March 31, 2013. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory reflect day’s sales in receivables of 66 days at March 31, 2014, and 83 days at March 31, 2013, and inventory turns of 1.5 and 1.4 times as of March 31, 2014 and 2013, respectively.

Net cash used by investing activities was $3.7 million for the three months ended March 31, 2014, compared to $6.6 million for the three months ended March 31, 2013.

Net cash provided by financing activities was $10.1 million for the three months ended March 31, 2014, compared to net cash used in financing activities of $5.9 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, and 2013, we made no repayments on our revolving debt. Our restricted cash balance usage decreased $12.6 million from usage of $8.1 million in the three months ended March 31, 2013, to cash provided by changes in restricted cash of $4.5 million in the three months ended March 31, 2014, primarily related to the cash received from the Blackstone escrow fund which was recorded in Restricted Cash in accordance with the credit facility. During the three months ended March 31, 2014, and 2013, we received proceeds of $5.5 million and $2.1 million, respectively, from the issuance of 263,575 shares and 113,965 shares, respectively, of our common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

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

The Credit Agreement, as amended, requires us and Orthofix Holdings to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. On August 14, 2013, the Company entered into a Limited Waiver (the “Original Limited Waiver”) with the lenders under the Credit Agreement (the “Lenders”) which waived requirements under the Credit Agreement to deliver quarterly financial statements for the fiscal quarter ended on June 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. The Company was in compliance with the affirmative and negative covenants at March 31, 2014 and there were no events of default.

        In connection with the Further Restatement and the Company’s delay in filing the 2014 Second Quarter Form 10-Q, on August 14, 2014 the Company entered into a subsequent Limited Waiver with the Lenders which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, the Company delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements. As of the date hereof, the Company has delivered the quarterly consolidated financial statements for the fiscal quarters ended June 30, 2014 and September 30, 2014, and the Company does not expect the Further Restatement to trigger any such additional interest or fees with respect to such prior periods. However, in the event that the Company does not satisfy these respective obligations under the Original Limited Waiver, the Subsequent Limited Waivers and/or the Credit Agreement, an event of default could be declared under the Credit Agreement, which could have a material adverse effect on the Company’s financial position.

Certain of our subsidiaries have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Credit Facilities. The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company. Our domestic subsidiaries, as parties to the Credit Agreement, have access to these net assets for operational purposes. The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of March 31, 2014, and December 31, 2013, was $171.1 million and $168.5 million, respectively. In addition, the Credit Agreement restricts us and our subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings and its subsidiaries. The amount of restricted cash as of March 31, 2014, and December 31, 2013, was $19.3 million and $23.8 million, respectively.

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

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As an entity incorporated in Curaçao, “foreign subsidiaries” refer to both U.S. and non-U.S. subsidiaries. Furthermore, only income sourced in the U.S. is subject to U.S. income tax. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated. The Company does not anticipate any impact on income tax liabilities since earnings are permanently reinvested for both U.S. and non-U.S. subsidiaries.

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

The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by the Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in the Company’s previously issued financial statements with respect to the Non-Reliance Period, as well as in the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2010, 2009, 2008 and 2007. The error corrections related to the foregoing, which we refer to herein as the “Original Restatement,” were contained in the Company’s originally filed Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 31, 2014 (“Original 2013 Form 10-K”).

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

The Company assessed the information derived from the Independent Review in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in Original 2013 Form 10-K, and such determinations were consistent with the findings of the Independent Review. In addition to the matters that were the subject of the Independent Review, certain other adjustments identified by management, including revisions to inventory reserves and royalties, were made to the consolidated financial statements in connection with the restatement.

Further Restatement

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain manual journal entries with respect to the previously filed consolidated financial statements contained in the Original 2013 Form 10-K were not properly accounted for under U.S. GAAP. As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014 and other prior periods. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods (including those contained in the Original 2013 Form 10-K) should no longer be relied upon. Contemporaneously with the filing of this Form 10-Q/A, the Company is filing (i) an amendment to the Original 2013 Form 10-K (the “2013 Form 10-K/A”), which amendment contains restated consolidated interim financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, and (ii) its delayed Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”) and September 30, 2014 (the “2014 Third Quarter Form 10-Q”), which contain restated consolidated interim financial statements for the fiscal quarterly and year to date periods ended June 30, 2013 and September 30, 2013, respectively. The corrections of the additional errors in this Form 10-Q/A and the 2013 Form 10-K/A are referred to herein as the “Further Restatement”.

The errors corrected by the Further Restatement are as follows:

•	A majority of revenue from the Company’s BioStim SBU is derived from third parties, which is subject to change due to contractual adjustments related to commercial insurance carriers, and may include certain patient co-pay amounts. The Company previously recorded certain co-pay and self-pay amounts as revenue with estimated uncollectible portions being recognized as bad debt expense. Given the collectability of co-pay and self-pay amounts was not reasonably assured, the conditions for revenue recognition had not been met and revenue for those amounts should not have been recognized until collected. Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $2.2 million, $9.0 million and $6.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, and $1.4 million for the fiscal quarter ended March 31, 2014. Additionally, there was $1.4 million in the fiscal quarter ended March 31, 2014 related to contractual amounts from commercial insurance carriers which was incorrectly classified to bad debt expense rather than a reduction of revenue, for a total reduction to bad debt and revenue of $2.8 million for the fiscal quarter ended March 31, 2014. These adjustments have no effect on net income from continuing operations or net income in those periods.

•	Certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. As a result, sales and marketing expense was understated by approximately $1.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, and overstated by approximately $2.1 million for the fiscal year ended December 31, 2011.

•	As part of analyzing collections experience on accounts receivable, the Company identified that it had incorrectly considered certain deferred revenue amounts included in gross accounts receivable when calculating estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, incorrectly assumed that some percentage of deferred amounts would be collected, rather than fully deferring these amounts. Adjustments to correct this error resulted in a net decrease in operating income of $0.7 million and $0.2 million for the fiscal years ended December 31, 2013 and 2011, respectively, and a net increase in operating income of $2.1 million for the fiscal year ended December 31, 2012, as well as a net decrease in operating loss of $1.5 million for the fiscal quarter ended March 31, 2014.

•	As part of the Original Restatement, the Company made certain corrections to prior period excess and obsolete inventory reserves. The effect of these corrections was not considered when determining the adjustments needed to eliminate intercompany profits from inventories in the Original Restatement. Adjustments to correct this error resulted in an increase to cost of sales of $1.1 million, $0.2 million and $0.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $3.0 million for the fiscal quarter ended March 31, 2014.

•	As part of the remediation activities that followed the Original Restatement, the Company expanded its procedures in the second quarter of 2014 to validate the existence of field inventory held by independent sales representatives and noted that, in many cases, this inventory had higher rates of missing inventory (“shrinkage”) than previously estimated. To determine whether these higher error rates were pervasive across its field inventory, the Company counted approximately 90% of its field inventory during the third and fourth fiscal quarters of 2014. These counts resulted in the identification of errors relating to previous estimates of shrinkage. Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.4 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $0.2 million for the fiscal quarter ended March 31, 2014.

•	In connection with its remediation efforts associated with the material weakness noted in the Original Restatement related to inventory reserves, including performing a hindsight analysis of previously established reserves, the Company concluded that it was not appropriately calculating inventory reserves, including its consideration of demand assumptions for “kits”, which contain a variety of “piece part” components to be used during surgery as well as inventory held by third parties under inventory purchase obligations. Adjustments to correct this error resulted in an increase to cost of sales of $3.2 million, $1.5 million and $0.1 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $2.4 million for the fiscal quarter ended March 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Original Form 10-Q, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our then-Interim Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2013, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and then-Interim Chief Financial Officer concluded at that time that our disclosure controls and procedures were not effective as of March 31, 2014.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q in May 2014 and in connection with the preparation and filing of the Further Restatement and this Form 10-Q/A, our management, with the participation of our President and Chief Executive Officer and our current Interim Chief Financial Officer (who was not employed by the Company at the time of the filing of the Original Form 10-Q), re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This re-evaluation confirmed that the material weaknesses described in the Original Form 10-Q continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Further Restatement. In addition, the re-evaluation concluded that two additional material weaknesses existed related to (i) the calculation of our accounts receivable reserve, and (ii) the oversight of field inventory held by our independent sales representatives, which also contributed to the Further Restatement. As a result our President and Chief Executive Officer and Chief Financial Officer re-affirmed the conclusion that our disclosure controls and procedures were not effective as of March 31, 2014.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation and filing of the Original 2013 Form 10-K in March 2014, our management, including our President and Chief Executive Officer and our then-Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, because of certain material weaknesses described below, the Company’s internal control over financial reporting was not effective as of March 31, 2014.

In connection with the preparation and filing of the Further Restatement and the 2013 Form 10-K/A, the Company’s management, including our President and Chief Executive Officer and our current Chief Financial Officer (who was not employed by the Company at the time of the filing of the Original 2013 Form 10-K in March 2014 or the Original Form 10-Q in May 2014), has re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. This re-evaluation confirmed that the material weaknesses described in the Original 2013 Form 10-K continue to be material weaknesses as of the time of the re-evaluation, and that some of these same material weaknesses contributed to the Further Restatement. In addition, the re-evaluation concluded that two additional material weaknesses existed related to (i) the calculation of our accounts receivable reserve, and (ii) the oversight of field inventory held by our independent sales representatives, which also contributed to the Further Restatement. As a result, current management continues to conclude that, because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2013:

•	Revenue recognition practices for sales with distributors. In connection with the Independent Review and the Original Restatement, we concluded that we recognized revenue in certain instances in advance of all revenue recognition criteria being met, and that our controls were not effective to reasonably ensure accurate recognition of revenue in accordance with U.S. GAAP for certain distributor sales transactions previously recorded by the Company’s domestic and international business units. In general, we did not establish and maintain procedures throughout the Company to reasonably ensure proper communication to, and assessment by, the Company’s finance and accounting department of deviations from contractually established terms, which included written or unwritten arrangements made with, or extra-contractual terms provided to, Company distributors at the onset of the sale regarding extended payment terms, product return or exchange rights, and similar concessions agreed to subsequent to the initial sale (which were not memorialized by any formal contractual amendment). Such additional terms were not evaluated, or not evaluated correctly, and were not maintained or reflected in Company customer sales files. In addition, Company personnel were not adequately trained with respect to certain revenue recognition principles applicable under U.S. GAAP that may have led to appropriate consideration of the additional terms entered into outside of the written contractual terms.

•	Accounts receivable reserves. In connection with our internal control remediation activities that followed the Original Restatement, we expanded our procedures of analyzing collections of accounts receivable to ensure accounts receivable included an appropriate reserve for estimated uncollectible amounts. We concluded the Company had incorrectly considered certain deferred revenue amounts when calculating the estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, assumed that some percentage of deferred amounts would be collected, rather than deferring the entire amount. In connection with these additional procedures, we believe the errors identified indicate that the controls relating to the prior accounts receivable reserve process and calculations were insufficiently designed to detect a material misstatement.

•	Inventory reserves. In connection with the Independent Review and the Original Restatement, we concluded that errors occurred in establishing the Company’s inventory reserves due to a design deficiency in our controls over the computation and recording of such reserves. Our method of calculating inventory reserves resulted in the misapplication of U.S. GAAP, which caused us to make adjustments in the restated consolidated financial statements. Specifically, our controls were not designed to detect that increases in our forecasted demand for products which resulted in reductions in subsequent fiscal years to reserves previously recorded. ASC Topic 330 Inventory (specifically ASC 330-10-35-14) states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances, and our controls were not designed to prevent such mark ups due to increases in forecasted demand for products. Additionally, in the Further Restatement, we concluded our controls were not adequately designed to ensure that we were accurately calculating excess inventory reserves based on the consideration of overall demand assumptions and for components of “kit” inventory, which is primarily held by our independent sales representatives. Additionally, our controls were not appropriately designed to ensure that when determining needed inventory reserves, we considered inventory held by third parties under inventory purchase obligations.

•	Inventory existence. In connection with our internal control remediation activities that followed the Original Restatement, we expanded our procedures to validate the existence of field inventory held by independent sales representatives. In connection with these additional procedures, we identified errors which we believe indicate that the controls relating to the prior inventory counts performed were insufficiently designed to detect a material misstatement.

•	Foreign subsidiary oversight. In connection with the Independent Review and the Original Restatement, we concluded that our oversight of certain foreign subsidiaries was insufficiently designed to detect material misstatements of financial information. Specifically, while these entities were included in oversight activities similar to our other locations, we believe the design of our controls did not adequately address the additional risks associated with certain entities. These additional risks include: sales comprised of higher risk distributor revenues; no specific requirements for statutory audits that may detect inadequacies in the Company’s customer and business records; and a business culture where oral agreements were more common, resulting in contract terms that were less likely to be formally documented.

•	Manual journal entry control procedures. In connection with the completion of the audit for the fiscal year ended December 31, 2013, we determined that our controls over manual journal entries were not effective. Specifically, we determined that some manual journal entries were not supported with sufficient documentation and were not adequately or timely reviewed and approved; nor were there sufficient procedures to ensure entries recorded to a subsidiary at the corporate level in consolidation were recorded in the appropriate periods once subsequently recognized on the local subsidiary ledgers.

Some of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements, which were corrected in the Original Restatement and the Further Restatement, respectively. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain outstanding legal proceedings, investigations and claims. These matters are described in the 2013 Form 10-K/A. As of the end of the period covered by this report, there had been no further material developments with respect to these matters that are not described in the 2013 Form 10-K/A.

Item 1 A . Risk Factors

As of the date of this Form 10-Q/A, there had been no material changes to our risk factors from the factors discussed in Part I, Item 1A., “Risk Factors” in the 2013 10-K/A. For information regarding changes to our risk factors after the date of this Form 10-Q/A, please refer to the risk factors set forth in the Company’s filings that are made by the Company on or after the date of this filing, including without limitation the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases Made in the Quarter

Under our stock repurchase program, repurchases are being made from time to time in the open market based on market conditions, securities law limitations and other factors. During the three months ended March 31, 2014, there were no stock repurchases.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased under Approved Stock Repurchase Program	Maximum Dollar Value of Shares Yet to be Purchased under Approved Stock Repurchase Program
May 2013	515,865	$26.64	515,865	$36,269,366
June 2013	472,650	$27.77	988,515	$23,131,669
July 2013	449,063	$28.04	1,437,578	$10,505,778

Total as of March 31, 2014	1,437,578	$27.55	1,437,578	$10,505,778

Item 6. Exhibits

10.1	Amendment No. 1 to Employment Agreement, entered into on February 27, 2014, by and between Orthofix Inc. and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed March 4, 2014 and incorporated herein by reference).

10.2 #	Employment Agreement, dated November 26, 2013, by and between Orthofix AG and Davide Bianchi.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101*	The following materials from this Form 10-Q/A, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

*	Filed herewith.
#	Filed with the Original Form 10-Q, on May 8, 2014.

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