Form 10-Q
period 2014-06-30
ORTHOFIX INTERNATIONAL N V
filed 2015-03-31
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

EXPLANATORY NOTE

Orthofix International N.V. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we”, “us” or “our”) is filing this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (this “Report”) concurrently with the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (“2014 Third Quarter Form 10-Q”), an amendment (the “2013 Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original 2013 Form 10-K”) and an amendment (the “2014 First Quarter Form 10-Q/A,” and together with the Form 10-K/A, the “Amendments”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Original 2014 First Quarter Form 10-Q”). As previously disclosed in Current Reports on Form 8-K filed on August 6, 2014 and August 19, 2014, as well as in a Form 12b-25 filed on August 12, 2014, the filing of this Report was delayed while the Company evaluated the accounting treatment applied to certain entries contained in the previous restatement of the Company’s prior period financial statements filed in March 2014 (the “Original Restatement”), as well as related entries in subsequent periods.

As a result of this evaluation, the Company determined that certain manual journal entries with respect to the previously filed consolidated financial statements contained in the Original 2013 Form 10-K and Original 2014 First Quarter Form 10-Q were not properly accounted for under U.S. generally accepted accounting principles (“U.S. GAAP”). These additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014 and other prior periods. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods (including those contained in the Original 2013 Form 10-K) should no longer be relied upon. Restated consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 are contained in the 2013 Form 10-K/A and restated condensed consolidated financial statements for the fiscal quarters ended March 31, 2014 and 2013 are contained in the 2014 First Quarter Form 10-Q/A. In addition, restated condensed consolidated financial statements for the fiscal quarter ended June 30, 2013 are contained herein and restated condensed consolidated financial statements for the fiscal quarter ended September 30, 2013 are contained in the 2014 Third Quarter Form 10-Q. The Company refers to the restated consolidated financial statements for these periods in these collective filings as the “Further Restatement.”

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

Further information regarding the Further Restatement is contained herein and in the Amendments.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s business and financial outlook, which are based on current assumptions, expectations, estimates, forecasts and projections. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “projects,” “intends,” “predicts,” “potential” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to further update any such statements to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the recent Audit Committee accounting matters review, the restatements of financial statements for certain prior periods described in the Amendments and herein, and related legal proceedings (including potential action by the Division of Enforcement of the SEC and pending securities class action litigation), the Company’s review of allegations of improper payments involving the Company’s Brazil-based subsidiary, the Company’s previous and current non-compliance with certain Nasdaq Stock Market LLC listing rules, and related pending hearings proceedings in connection therewith, the expected sales of products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including indemnification obligations with respect to certain product liability claims against, and the government investigation of, the Company’s former sports medicine global business unit), ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation), a deferred prosecution agreement with the U.S. Department of Justice and a consent decree with the SEC, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the spine and orthopedic industries, credit markets and the economy, corporate development and market development activities, including acquisitions or divestitures, and other risks described in Part I, Item 1A under the heading Risk Factors in the 2013 Form 10-K/A, as well as in other reports that the Company will file in the future.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	June 30, 2014	December 31, 2013
	(unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$28,919	$28,924
Restricted cash	45,248	23,761
Trade accounts receivable, less allowance for doubtful accounts of $8,971 and $9,111 at June 30, 2014 and December 31, 2013, respectively	63,322	70,811
Inventories	70,902	72,678
Deferred income taxes	40,402	39,999
Prepaid expenses and other current assets	43,886	28,933

Total current assets	292,679	265,106
Property, plant and equipment, net	51,082	54,372
Patents and other intangible assets, net	8,075	9,046
Goodwill	53,565	53,565
Deferred income taxes	22,762	22,394
Other long-term assets	5,834	7,492

Total assets	$433,997	$411,975

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$15,712	$20,674
Other current liabilities	67,382	49,676

Total current liabilities	83,094	70,350
Long-term debt	20,000	20,000
Deferred income taxes	13,325	13,026
Other long-term liabilities	12,367	12,736

Total liabilities	128,786	116,112
Contingencies (Note 16)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,534,625 and 18,102,335 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,854	1,810
Additional paid-in capital	228,502	216,653
Retained earnings	70,706	73,897
Accumulated other comprehensive income	4,149	3,503

Total shareholders’ equity	305,211	295,863

Total liabilities and shareholders’ equity	$433,997	$411,975

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2014	2013	2014	2013
		(Restated)		(Restated)
Product sales	$88,579	$85,929	$176,879	$176,170
Marketing service fees	12,406	11,711	24,120	23,749

Net sales	100,985	97,640	200,999	199,919
Cost of sales	25,414	21,884	52,187	47,725

Gross profit	75,571	75,756	148,812	152,194
Operating expenses
Sales and marketing	42,013	44,539	83,184	90,383
General and administrative	17,553	15,181	34,829	33,422
Research and development	6,313	8,551	12,246	14,292
Amortization of intangible assets	661	565	1,245	1,109
Costs related to the accounting review and restatement	2,327	—	10,633	—

	68,867	68,836	142,137	139,206

Operating income	6,704	6,920	6,675	12,988
Other income and expense
Interest expense, net	(492)	(455)	(960)	(997)
Other (expense) income, net	363	(1,207)	91	3,557

	(129)	(1,662)	(869)	2,560

Income before income taxes	6,575	5,258	5,806	15,548
Income tax expense	(3,309)	(3,246)	(4,488)	(7,610)

Net (loss) income from continuing operations	3,266	2,012	1,318	7,938

Discontinued operations (Note 15)
Loss from discontinued operations	(5,829)	(8,092)	(6,623)	(12,052)
Income tax benefit	1,880	3,069	2,114	4,550

Net loss from discontinued operations	(3,949)	(5,023)	(4,509)	(7,502)

Net (loss) income	$(683)	$(3,011)	$(3,191)	$436

Net (loss) income per common share-basic:
Net (loss) income from continuing operations	$0.18	$0.11	$(0.07)	$0.41
Net loss from discontinued operations	(0.22)	(0.27)	(0.24)	(0.39)

Net (loss) income per common share-basic	$(0.04)	$(0.16)	$(0.17)	$0.02

Net (loss) income per common share-diluted:
Net (loss) income from continuing operations	$0.18	$0.10	$(0.07)	$0.41
Net loss from discontinued operations	(0.22)	(0.26)	(0.24)	(0.39)

Net (loss) income per common share-diluted	$(0.04)	$(0.16)	$(0.17)	$0.02

Weighted average number of common shares:
Basic	18,445,348	19,140,520	18,322,185	19,285,004
Diluted	18,621,192	19,270,044	18,435,128	19,483,715
Other comprehensive (loss) income:
Unrealized (loss) gain on cross-currency swap, net of tax	$(31)	$222	$72	$(96)
Foreign currency translation adjustment	198	(711)	574	(3,390)

Comprehensive loss	$(516)	$(3,500)	$(2,545)	$(3,050)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2014 and 2013

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2014	2013
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(3,191)	$436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,516	10,285
Amortization of debt costs	362	360
Amortization of exclusivity agreements	1,467	688
Provision for doubtful accounts	858	2,192
Deferred income taxes	(452)	222
Share-based compensation	2,373	3,437
Excess income tax benefit on employee stock-based compensation	(40)	(82)
Other	(1,390)	2,352
Change in operating assets and liabilities:
Trade accounts receivable	6,760	14,825
Inventories	2,234	(11,478)
Prepaid expenses and other current assets	(16,245)	5,215
Trade accounts payable	(4,959)	(3,452)
Other current liabilities	18,981	11,795
Long-term assets	(169)	(1,494)
Long-term liabilities	(231)	(1,164)

Net cash provided by operating activities	17,874	34,137
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(6,138)	(12,826)
Capital expenditures for intangible assets	(119)	(651)
Purchase of other investments	—	(776)
Sale of other investments	32	—

Net cash used in investing activities	(6,225)	(14,253)
Cash flows from financing activities:
Net proceeds from issuance of common shares	9,520	2,188
Repayment of bank borrowings, net	—	(16)
Changes in restricted cash	(21,406)	721
Repurchase of treasury shares	—	(26,868)
Excess income tax benefit on employee stock-based awards	40	82

Net cash used in financing activities	(11,846)	(23,893)
Effect of exchange rate changes on cash	192	(389)

Net increase (decrease) in cash and cash equivalents	(5)	(4,398)
Cash and cash equivalents at the beginning of the period	28,924	30,767

Cash and cash equivalents at the end of the period	$28,919	$26,369

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHFIX INTERNATIONAL N.V.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the 2013 Form 10-K/A. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

(b) Reclassifications

The Company has reclassified certain line items to conform to the current year presentation. The reclassifications have no effect on previously reported net earnings or shareholders’ equity.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates including those related to contractual allowances, doubtful accounts, inventories, potential intangible assets and goodwill impairment, income taxes and share based compensation. Actual results could differ from these estimates.

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

(e) Collaborative agreement

The Company receives a marketing fee through collaboration with Musculoskeletal Transplant Foundation (“MTF”) for Trinity Evolution®, and Trinity ELITE®, for which, the Company has exclusive marketing rights, and VersaShield™ for which we have non-exclusive marketing rights. Under the agreements with MTF, MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis upon shipment of the product to the customer.

(f) Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for the Company in the fiscal year beginning on January 1, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on consolidated results of operations, cash flows and financial position.

2. Original and Further Restatement of the Consolidated Financial Statements

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain entries with respect to the previously filed financial statements contained in the Original 2013 Form 10-K and the Original 2014 First Quarter Form 10-Q

were not properly accounted for under U.S. generally accepted accounting principles (“U.S. GAAP”). As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods should no longer be relied upon. This Report contains restated consolidated interim financial statements for the fiscal quarter and year-to-date periods ended June 30, 2013.

Contemporaneously with the filing of this Report, the Company is filing (i) an amendment to the Original 2013 Form 10-K (the “2013 Form 10-K/A”), which amendment contains restated consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, and the quarterly reporting periods contained within the fiscal years ended December 31, 2013 and 2012, (ii) an amendment to the Original 2014 First Quarter Form 10-Q (the “2014 First Quarter Form 10-Q/A”), which amendment contains restated consolidated interim financial statements for the fiscal quarters ended March 31, 2014 and 2013, and (iii) its delayed Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (the “2014 Third Quarter Form 10-Q”), which contains restated consolidated interim financial statements for the fiscal quarterly and year-to-date periods ended September 30, 2013. The corrections of the additional errors in the 2013 Form 10-K/A and the 2014 First Quarter Form 10-Q/A are referred to herein as the “Further Restatement.”

The Original 2013 Form 10-K reflected a prior restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and the fiscal quarter ended March 31, 2013, which we refer to herein as the “Original Restatement.” For additional information regarding the Original Restatement, see the 2013 Form 10-K/A.

Background of Further Restatement

During the second quarter of 2014, the Company’s management noted that the Company’s bad debt expense for its BioStim strategic business unit (“SBU”) during the first quarter of 2014 was higher than internally budgeted. As a result, the Company’s internal finance department reviewed bad debt expense entries in prior periods. In connection with this review, the Company also further considered its accounting methodology with respect to certain prior revenue adjustments related to uncollectible patient co-pay and self-pay amounts. As further described below, after performing this review, the Company determined that errors existed relating to the accounting for uncollectible patient co-pay and self-pay amounts, and that certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. After analyzing these errors, the Company determined to further restate its financial statements as described in the 2013 Form 10-K/A, the 2014 First Quarter Form 10-Q/A and herein. In addition to these matters, certain other adjustments identified by management, including revisions to inventory reserves, intercompany profit adjustments and accounts receivable reserves, were made to the consolidated financial statements in connection with the Further Restatement, as discussed below.

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

Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $0.3 million and $1.8 million for the fiscal quarter ended June 30, 2013 and the six months ended June 30, 2013, respectively. These adjustments have no effect on net income from continuing operations, net income or total assets in any period.

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

Adjustments to correct this error result in an increase of sales and marketing expense of $1.5 million for the six months ended June 30, 2013. There were no adjustments to the fiscal quarter ended June 30, 2013. These adjustments resulted in no impact to the accounts receivable balance as of December 31, 2013.

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

Adjustments to correct this error resulted in a net decrease in operating income of $0.4 million for the fiscal quarter ended June 30, 2013 and a net increase in operating income of $0.1 million for the six months ended June 30, 2013, respectively.

This adjustment resulted in a decrease in accounts receivable, net (due to an increase in reserves) as of December 31, 2013 by $4.2 million.

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

Adjustments to correct this error resulted in an increase to cost of sales of $0.4 million and $0.2 million for the fiscal quarter ended June 30, 2013 and the six months ended June 30, 2013, respectively.

This adjustment resulted in a decrease in inventory as of December 31, 2013 by $2.6 million.

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

Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.1 million for both the fiscal quarter ended June 30, 2013 and the six months ended June 30, 2013.

These adjustments resulted in a decrease in inventory as of December 31, 2013 by $1.0 million.

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

Adjustments to correct these errors resulted in an increase to cost of sales of $1.2 million and $1.9 million for the fiscal quarter ended June 30, 2013 and the six months ended June 30, 2013, respectively. These adjustments resulted in a decrease to inventory (due to an increase in reserves) as of December 31, 2013 by $14.4 million.

Other Adjustments

In addition to the adjustments described above, the Company is correcting certain other items. The impact of correcting these items results in an increase to income before income taxes of $0.1 million for the fiscal quarter ended June 30, 2013, and a decrease to income before income taxes of $0.2 million for the six months ended June 30, 2013.

The tables below show the effects of the Further Restatement for the fiscal quarter ended June 30, 2013 and the six months ended June 30, 2013. The tax effect of the adjustments is estimated based on the Company’s estimated tax rate.

	Three Months Ended June 30, 2013
		Further Restatement Adjustments by Category
(U.S. Dollars, in thousands)	Originally Reported in 2013 Form 10-Q	Co-Pay and Self-Pay Revenue	Bad Debt Timing	Accounts Receivable Reserve	Intercompany Profit	Inventory	Other	Total Further Restatement Adjustments	Restated
Net sales	$98,280	$(336)	$—	$(313)	$—	$—	$9	$(640)	$97,640
Cost of sales	20,246	—	—	—	363	1,259	16	1,638	21,884

Gross profit	78,034	(336)	—	(313)	(363)	(1,259)	(7)	(2,278)	75,756
Operating expenses
Sales and marketing	44,910	(336)	—	48	—	—	(83)	(371)	44,539
General and administrative	15,204	—	—	—	—	—	(23)	(23)	15,181
Research and development	8,551	—	—	—	—	—	—	—	8,551
Amortization of intangible assets	565	—	—	—	—	—	—	—	565

	69,230	(336)	—	48	—	—	(106)	(394)	68,836

Operating (loss) income	8,804	—	—	(361)	(363)	(1,259)	99	(1,884)	6,920
Other income and (expense)	(1,677)	—	—	—	—	—	15	15	(1,662)

Loss before income taxes	7,127	—	—	(361)	(363)	(1,259)	114	(1,869)	5,258
Income tax expense	(2,997)	—	—	126	127	441	(943)	(249)	(3,246)

Net loss from continuing operations	$4,130	$—	$—	$(235)	$(236)	$(818)	$(829)	$(2,118)	$2,012

	Six Months Ended June 30, 2013
		Further Restatement Adjustments by Category
(U.S. Dollars, in thousands)	Originally Reported in 2013 Form 10-Q	Co-Pay and Self-Pay Revenue	Bad Debt Timing	Accounts Receivable Reserve	Intercompany Profit	Inventory	Other	Total Further Restatement Adjustments	Restated
Net sales	$201,653	$(1,789)	$—	$123	$—	$—	$(68)	$(1,734)	$199,919
Cost of sales	45,863	—	—	—	242	2,079	(459)	1,862	47,725

Gross profit	155,790	(1,789)	—	123	(242)	(2,079)	391	$(3,596)	152,194
Operating expenses
Sales and marketing	89,964	(1,789)	1,455	40	—	—	713	419	90,383
General and administrative	33,534	—	—	—	—	—	(112)	(112)	33,422
Research and development	14,292	—	—	—	—	—	—	—	14,292
Amortization of intangible assets	1,109	—	—	—	—	—	—	—	1,109

	138,899	(1,789)	1,455	40	—	—	601	307	139,206

Operating income	16,891	—	(1,455)	83	(242)	(2,079)	(210)	(3,903)	12,988
Other income and (expense)	2,527	—	—	—	—	—	33	33	2,560

Income before income taxes	19,418	—	(1,455)	83	(242)	(2,079)	(177)	(3,870)	15,548
Income tax expense	(7,678)	—	509	(29)	85	728	(1,225)	68	(7,610)

Net income from continuing operations	$11,740	$—	$(946)	$54	$(157)	$(1,351)	$(1,402)	$(3,802)	$7,938

The effects of the Further Restatement on the condensed consolidated balance sheet as of December 31, 2013 are as follows:

	As of December 31, 2013
(Unaudited, U.S. Dollars, in thousands, except share data)	Originally Reported in 2013 Form 10-Q	Further Restatement Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$30,486	$(1,562)	$28,924
Restricted cash	23,761	—	23,761
Trade accounts receivable, less allowances of $9,111 at December 31, 2013	75,567	(4,756)	70,811
Inventories	90,577	(17,899)	72,678
Deferred income taxes	33,947	6,052	39,999
Prepaid expenses and other current assets	25,906	3,027	28,933

Total current assets	280,244	(15,138)	265,106
Property, plant and equipment, net	54,606	(234)	54,372
Patents and other intangible assets, net	9,046	—	9,046
Goodwill	53,565	—	53,565
Deferred income taxes	18,336	4,058	22,394
Other long-term assets	7,385	107	7,492

Total assets	$423,182	$(11,207)	$411,975

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$20,674	$—	$20,674
Other current liabilities	46,146	3,530	49,676

Total current liabilities	66,820	3,530	70,350
Long-term debt	20,000	—	20,000
Deferred income taxes	13,132	(106)	13,026
Other long-term liabilities	12,736	—	12,736

Total liabilities	112,688	3,424	116,112
Contingencies (Note 16)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,102,335 issued and outstanding as of December 31, 2013	1,810	—	1,810
Additional paid-in capital	216,653	—	216,653
Retained earnings	89,332	(15,435)	73,897
Accumulated other comprehensive income	2,699	804	3,503

Total shareholders’ equity	310,494	(14,631)	295,863

Total liabilities and shareholders’ equity	$423,182	$(11,207)	$411,975

The effects of the Further Restatement on the condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2013 are as follows:

	Three Months Ended June 30, 2013
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	Originally Reported in 2013 Form 10-Q	Further Restatement Adjustments	Restated
Product sales	$86,633	$(704)	$85,929
Marketing service fees	11,647	64	11,711

Net sales	98,280	(640)	97,640
Cost of sales	20,246	1,638	21,884

Gross profit	78,034	(2,278)	75,756
Operating expenses
Sales and marketing	44,910	(371)	44,539
General and administrative	15,204	(23)	15,181
Research and development	8,551	—	8,551
Amortization of intangible assets	565	—	565

	69,230	(394)	68,836

Operating income	8,804	(1,884)	6,920
Other income and expense
Interest expense, net	(470)	15	(455)
Other expense	(1,207)	—	(1,207)

	(1,677)	15	(1,662)

Income before income taxes	7,127	(1,869)	5,258
Income tax expense	(2,997)	(249)	(3,246)

Net income from continuing operations	4,130	(2,118)	2,012

Discontinued operations (Note 15)
Loss from discontinued operations	(9,154)	1,062	(8,092)
Income tax benefit	2,707	362	3,069

Net loss from discontinued operations	(6,447)	1,424	(5,023)

Net loss	$(2,317)	$(694)	$(3,011)

Net income (loss) per common share- basic:
Net income from continuing operations	$0.22	$(0.11)	$0.11
Net loss from discontinued operations	(0.34)	0.07	(0.27)

Net income (loss) per common share- basic	$(0.12)	$(0.04)	$(0.16)

Net income (loss) per common share- diluted:
Net income from continuing operations	$0.21	$(0.11)	$0.10
Net loss from discontinued operations	(0.33)	0.07	(0.26)

Net income (loss) per common share- diluted	$(0.12)	$(0.04)	$(0.16)

Weighted average number of common shares:
Basic	19,140,520	—	19,140,520
Diluted	19,270,044	—	19,270,044
Comprehensive loss	$(2,836)	$(664)	$(3,500)

	Six Months Ended June 30, 2013
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	Originally Reported in 2013 Form 10-Q	Further Restatement Adjustments	Restated
Product sales	$177,969	$(1,799)	$176,170
Marketing service fees	23,684	65	23,749

Net sales	201,653	(1,734)	199,919
Cost of sales	45,863	1,862	47,725

Gross profit	155,790	(3,596)	152,194
Operating expenses
Sales and marketing	89,964	419	90,383
General and administrative	33,534	(112)	33,422
Research and development	14,292	—	14,292
Amortization of intangible assets	1,109	—	1,109

	138,899	307	139,206

Operating income	16,891	(3,903)	12,988
Other income and expense
Interest expense, net	(1,030)	33	(997)
Other income	3,557	—	3,557

	2,527	33	2,560

Income before income taxes	19,418	(3,870)	15,548
Income tax expense	(7,678)	68	(7,610)

Net income from continuing operations	11,740	(3,802)	7,938

Discontinued operations (Note 15)
Loss from discontinued operations	(13,588)	1,536	(12,052)
Income tax benefit	4,031	519	4,550

Net loss from discontinued operations	(9,557)	2,055	(7,502)

Net income	$2,183	$(1,747)	$436

Net income (loss) per common share- basic:
Net income from continuing operations	$0.61	$(0.20)	$0.41
Net loss from discontinued operations	(0.50)	0.11	(0.39)

Net income per common share- basic	$0.11	$(0.09)	$0.02

Net income per common share- diluted:
Net income from continuing operations	$0.60	$(0.19)	$0.41
Net loss from discontinued operations	(0.49)	0.10	(0.39)

Net income per common share- diluted	$0.11	$(0.09)	$0.02

Weighted average number of common shares:
Basic	19,285,004	—	19,285,004
Diluted	19,483,715	—	19,483,715
Comprehensive loss	$(1,362)	$(1,688)	$(3,050)

The effects of the Further Restatement on the condensed consolidated statement of cash flows for the six months ended June 30, 2013 are as follows:

	Six Months Ended June 30, 2013
(Unaudited, U.S. Dollars, in thousands)	Originally Reported in 2013 Form 10-Q	Further Restatement Adjustments	Restated
Cash flows from operating activities:
Net income	$2,183	$(1,747)	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,209	76	10,285
Amortization of debt costs	360	—	360
Amortization of exclusivity agreement	688	—	688
Provision for doubtful accounts	2,486	(294)	2,192
Deferred income taxes	222	—	222
Share-based compensation	3,437	—	3,437
Excess income tax benefit on employee stock-based awards	(82)	—	(82)
Other	2,296	56	2,352
Change in operating assets and liabilities:
Trade accounts receivable	13,124	1,701	14,825
Inventories	(12,882)	1,404	(11,478)
Prepaid expenses and other current assets	9,343	(4,128)	5,215
Trade accounts payable	(3,452)	—	(3,452)
Other current liabilities	8,844	2,951	11,795
Long-term assets	(1,451)	(43)	(1,494)
Long-term liabilities	(1,164)	—	(1,164)

Net cash provided by operating activities	34,161	(24)	34,137
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(12,826)	—	(12,826)
Capital expenditures for intangible assets	(651)	—	(651)
Purchase of other investments	—	(776)	(776)

Net cash used in investing activities	(13,477)	(776)	(14,253)
Cash flows from financing activities:
Net proceeds from issuance of common shares	2,188	—	2,188
(Repayment of) proceeds from bank borrowings, net	(16)	—	(16)
Changes in restricted cash	721	—	721
Repurchase of treasury shares	(26,868)	—	(26,868)
Excess income tax benefit on employee stock-based awards	82	—	82

Net cash used in financing activities	(23,893)	—	(23,893)
Effect of exchange rate changes on cash	(476)	87	(389)

Net decrease in cash and cash equivalents	(3,685)	(713)	(4,398)
Cash and cash equivalents at the beginning of the period	31,055	(288)	30,767

Cash and cash equivalents at the end of the period	$27,370	$(1,001)	$26,369

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

Inventories were as follows:

(U.S. Dollars, in thousands)	June 30, 2014	December 31, 2013
		(Restated)
Raw materials	$4,330	$6,515
Work-in-process	7,317	6,606
Finished products	50,699	51,991
Deferred cost of sales	8,556	7,566

Total Inventory	$70,902	$72,678

4. Patents and other intangible assets

(U.S. Dollars, in thousands)	June 30, 2014	December 31, 2013
Cost
Patents	$35,526	$34,820
Trademarks — definite lived	659	620
Licenses and other	7,248	7,748

	43,433	43,188
Accumulated amortization
Patents	(32,772)	(31,739)
Trademarks — definite lived	(509)	(454)
Licenses and other	(2,077)	(1,949)

	(35,358)	(34,142)

Patents and other intangible assets, net	$8,075	$9,046

5. Goodwill

As a result of the Company’s change in reporting structure in July of 2013, the Company allocated goodwill to each reporting unit, and subsequently evaluated all reporting units, including the Extremity Fixation and Spine Fixation reporting units, for the possible impairment of goodwill. The result of this evaluation was a full impairment of the goodwill allocated to the Extremity Fixation and Spine Fixation reporting units, totaling $19.2 million. As of December 31, 2013 and June 30, 2014, accumulated impairment was $9.8 million for the Extremity Fixation reporting unit and $9.4 million for the Spine Fixation reportable unit. The BioStim and Biologics reportable units have not been impaired. The following table presents the net carrying value of goodwill by reportable segment as of June 30, 2014 and December 31, 2013.

(U.S. Dollars, in thousands)	June 30, 2014	December 31, 2013
BioStim	$42,678	$42,678
Biologics	10,887	10,887

Total goodwill	$53,565	$53,565

6. Bank borrowings

The Company had no borrowings and an unused available line of credit of €5.8 million ($8.0 million) at both June 30, 2014 and December 31, 2013, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing. This line of credit is unsecured.

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

As of June 30, 2014, and December 31, 2013, there was $20 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of June 30, 2014, and December 31, 2013, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. The effective interest rate on the Credit Facilities as of June 30, 2014, and December 31, 2013, was 2.7%. Outstanding balances on the Revolving Credit Facility are due on August 30, 2015.

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

The Credit Agreement, as amended, requires Orthofix Holdings and the Company to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. The Credit Agreement, as amended, also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated. On August 14, 2013, the Company entered into a Limited Waiver (the “Original Limited Waiver”) with the lenders under the Credit Agreement (the “Lenders”) which waived requirements under the Credit Agreement to deliver quarterly financial statements for the fiscal quarter ended on June 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. The Company was in compliance with the affirmative and negative covenants at June 30, 2014 and there were no events of default.

In connection with the Further Restatement and the Company’s delay in filing this Report, on August 14, 2014 the Company entered into a subsequent Limited Waiver with the Lenders which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, the Company delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements. As of the date hereof, the Company has delivered the quarterly consolidated financial statements for the fiscal quarters ended June 30, 2014 and September 30, 2014, and the Company does not expect the Further Restatement to trigger any such additional interest or fees with respect to such prior periods. However, in the event that the Company does not satisfy these respective obligations under the Subsequent Limited Waivers and/or the Credit Agreement, an event of default could be declared under the Credit Agreement, which could have a material adverse effect on the Company’s financial position.

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

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of June 30, 2014, and December 31, 2013, is $175.6 million and $168.5 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of June 30, 2014, and December 31, 2013, was $45.2 million and $23.8 million, respectively.

In conjunction with obtaining the Credit Facilities and the Credit Agreement, as amended, the Company incurred debt issuance costs of $5 million. These costs are being amortized using the effective interest method over the life of the Credit Facilities. In conjunction with the Term Loan Facility repayment in May 2012, the Company wrote off $0.8 million of related debt issuance costs. As of June 30, 2014, and December 31, 2013, debt issuance costs, net of accumulated amortization, related to the Credit Agreement were $0.8 million and $1.1 million, respectively.

8. Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss).

(U.S. Dollars, in thousands) As of June 30, 2014	Fair value: favorable (unfavorable)	Balance sheet location
Cross-currency swap	$(863)	Other long-term liabilities
Warrants	$107	Other long-term assets

As of December 31, 2013
Cross-currency swap	$(1,036)	Other long-term liabilities
Warrants	$107	Other long-term assets

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2014	2013	2014	2013
Cross-currency swap and warrants unrealized gain (loss) recorded in other comprehensive income (loss), net of taxes	$(31)	$222	$72	$(96)

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

Under the terms of the swap agreement, the Company pays Euros based on a $28.7 million notional value and a fixed rate of 5.00% and receives U.S. dollars based on a notional value of $39 million and a fixed rate of 4.635%. The expiration date is December 30, 2016, the date upon which the underlying intercompany debt, to which the swap agreement applies, matures. The swap agreement is designated as a cash flow hedge and therefore the Company recognized an unrealized gain (loss) on the change in fair value, net of tax, within other comprehensive income (loss).

Warrants

In 2013 and 2014, the Company purchased notes receivable from Bone Biologics, Inc. (“Bone Biologics”) totaling $250 thousand, all of which were issued with detachable warrants to purchase common stock of Bone Biologics. As of June 30, 2014 and December 31, 2013, the Company held warrants for 125 thousand shares of Bone Biologics, at an exercise price of $1.00 per share.

Under the terms of the note and warrant purchase agreements, the warrants to purchase common stock in Bone Biologics are both detachable from the note, exercisable over a seven year period, and transferable by the holder to other parties. There was no change in fair value of the warrants for the three or six months ended June 30, 2014.

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

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars in thousands)	Balance June 30, 2014	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,685	$—	$1,685	$—
Treasury securities	678	678	—	—
Certificates of deposit	1,717	1,717	—	—
Derivative securities	107	—	107	—

Total	$4,187	$2,395	$1,792	$—

Liabilities
Deferred compensation plan	$(1,927)	$—	$(1,927)	$—
Derivative securities	(863)	—	(863)	—

Total	$(2,790)	$—	$(2,790)	$—

(U.S. Dollars in thousands)	Balance December 31, 2013	Level 1	Level 2	Level 3
	(Restated)
Assets
Collective trust funds	$1,667	$—	$1,667	$—
Treasury securities	660	660	—	—
Certificates of deposit	1,562	1,562	—	—
Derivative securities	107	—	107	—

Total	$3,996	$2,222	$1,774	$—

Liabilities
Deferred compensation plan	$(2,506)	$—	$(2,506)	$—
Derivative securities	(1,036)	—	(1,036)	—

Total	$(3,542)	$—	$(3,542)	$—

10. Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments, the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge and the unrealized gain (loss) on warrants. The components of and changes in accumulated other comprehensive income were as follows:

(U.S. Dollars, in thousands)	Foreign Currency Translation Adjustments	Change in Fair Value	Accumulated Other Comprehensive Income
	(Restated)	(Restated)	(Restated)
Balance at December 31, 2013	$3,651	$(148)	$3,503
Unrealized gain on cross-currency swap and warrants, net of tax	—	72	72
Foreign currency translation adjustment (1)	574	—	574

Balance at June 30, 2014	$4,225	$(76)	$4,149

(1)	As undistributed earnings of non-U.S. dollar denominated foreign subsidiaries are indefinitely reinvested, no deferred taxes are recognized on the related foreign currency translation adjustment.

11. Earnings per share

For the three and six months ended June 30, 2014 and 2013, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares-basic	18,445,348	19,140,520	18,322,185	19,285,004
Effect of dilutive securities:
Unexercised stock options net of treasury share repurchase	175,844	129,524	112,943	198,711

Weighted average common shares-diluted	18,621,192	19,270,044	18,435,128	19,483,715

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 945,725 and 1,193,425 outstanding options not included in the diluted earnings per share computation for the three and six months ended June 30, 2014, respectively, because the inclusion of these options was antidilutive. There were 1,160,079 and 996,478 outstanding options not included, respectively, in the diluted earnings per share computation for the three and six months ended June 30, 2013, respectively, because the inclusion of these options was anti-dilutive.

12. Share-based compensation

All share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the condensed consolidated statements of operations over the requisite service period.

The following table shows the detail of share-based compensation by line item in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2014	2013	2014	2013
Cost of sales	$29	$(563)	$58	$(276)
Sales and marketing	429	470	873	906
General and administrative	657	1,530	1,299	2,705
Research and development	71	57	143	102

Total	$1,186	$1,494	$2,373	$3,437

On June 30, 2014, the Company granted restricted share awards to executive employees, which vesting is based on achieving earnings targets in two consecutive rolling four quarter periods. In March 2013, the Company granted options to its newly-appointed Chief Executive Officer, which vesting is based on achieving certain market prices for the Company’s common stock.

During the three and six months ended June 30, 2014, there were 168,715 and 432,290 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards. During the three and six months ended June 30, 2013, there were 29,479 and 143,444 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

13. Income taxes

The Company recognized a $4.5 million and $7.6 million provision for income tax which reflects an effective tax rate of 77.3% and 48.9% on pre-tax income for the six months ended June 30, 2014, and 2013, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the first six months of 2014 and 2013 was 63.2% and 48.8%, respectively. The principal factors affecting the Company’s June 30, 2014, effective tax rate were the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings resulting from non-recurring expenses.

As of June 30, 2014 and December 31, 2013, the Company’s unrecognized tax benefit was $0.8 million. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million accrued for payment of interest and penalties as of June 30, 2014, and December 31, 2013. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits, competent authority proceedings or other events. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

14. Business segment information

The Company manages the business by four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which the Chief Executive Officer, who is also our Chief Operating Design Maker (“CODM”) reviews financial information and makes resource allocation decisions among business units. The primary metric used by the CODM in managing the Company is net margin, which is defined as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, segment information has been prepared based on four SBUs reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for market leading devices that enhance bone fusion. These Class Ill medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). The devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology which is supported by strong basic mechanism of action data in the scientific literature as well as strong level one randomized controlled clinical trials in the medical literature. Current research and clinical studies are also underway to identify potential new clinical indications.

Biologics

Biologics provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of regeneration tissue forms. Biologics markets its tissues through a network of distributors, sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. The Company’s partnership with Musculoskeletal Transplant Foundation (“MTF”) allows the Company to exclusively market Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion as well as VersaShield™ for which we have non-exclusive marketing rights.

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

The accounting policies of the segments are the same as those described in the business segment information found in Note 13, “Business segment information” to the Consolidated Financial Statements included in the 2013 Form 10-K/A.

The table below presents external net sales by SBU reporting segment (amounts reported for prior periods have been reclassified to conform to the new segment reporting structure). Net sales include product sales and marketing service fees. Marketing service fees, which are recorded on a net basis, are comprised of fees earned for the marketing of Trinity Evolution®, Trinity ELITE® and Versashield™ in the Biologics segment.

	External Net Sales by SBU
	Three Months Ended June 30,
(U.S. Dollars, in thousands)	2014	2013	Reported Growth	Constant Currency Growth
		(Restated)	(Restated)	(Restated)
BioStim	$39,513	$37,948	4%	4%
Biologics	13,853	13,240	5%	5%
Extremity Fixation	27,303	23,210	18%	14%
Spine Fixation	20,316	23,242	(13)%	(13)%

Total Net Sales	$100,985	$97,640	3%	3%

	External Net Sales by SBU
	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2014	2013	Reported Growth	Constant Currency Growth
		(Restated)	(Restated)	(Restated)
BioStim	$76,650	$75,174	2%	2%
Biologics	26,863	26,600	1%	1%
Extremity Fixation	54,369	49,407	10%	9%
Spine Fixation	43,117	48,738	(12)%	(12)%

Total Net Sales	$200,999	$199,919	1%	—%

The table below presents net margin, defined as gross profit less sales and marketing expenses, from continuing operations by SBU reporting segment:

Net margin by SBU	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2014	2013	2014	2013
		(Restated)		(Restated)
Net margin:
BioStim	$17,706	$18,035	$32,726	$35,218
Biologics	6,496	5,706	12,997	11,725
Extremity Fixation	6,656	5,250	13,590	10,891
Spine Fixation	3,130	2,708	7,189	4,883
Corporate	(430)	(482)	(874)	(906)

Total net margin	33,558	31,217	65,628	61,811

General and administrative	17,553	15,181	34,829	33,422
Research and development	6,313	8,551	12,246	14,292
Amortization of intangible assets	661	565	1,245	1,109
Costs related to the accounting review and restatement	2,327	—	10,633	—

Operating income	$6,704	$6,920	$6,675	$12,988

15. Sale of Breg

In May of 2012, the Company sold its subsidiary Breg, Inc. In connection with this sale transaction, the Company agreed to indemnify the buyer with respect to certain specified matters. The portion of the indemnification related to post closing claims related to post-closing sales of cold therapy units has created a guarantee under Accounting Standards Codification ASC 460, Guarantees, and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the closing date. The Company is amortizing the fair value of the non-contingent liability ratably over the period of indemnification, which is three years. The Company’s remaining obligations under this guarantee were approximately $0.6 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively.

Discontinued operations for the three and six months ended June 30, 2014 is $3.9 million and $4.5 million, respectively, of expense related to the Company’s indemnification of certain specified matters described above.

16. Contingencies

The Company is party to certain outstanding legal proceedings, investigations and claims. These matters are described in the 2013 Form 10-K/A. As of the end of the period covered by this report, there had been no further material developments with respect to these matters other than as described below.

As previously disclosed, at the time of its divestiture by the Company in 2012, the Company’s sports medicine subsidiary, Breg, Inc., was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases were filed in recent years, mostly in California state court, alleging that the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units. In connection with the Company’s divestiture of Breg, the Company agreed to indemnify Breg’s acquirer for Breg’s pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. In September 2014, the Company entered into a master settlement agreement that resolves the pending claims with respect to all except one claim pending in a California coordinated proceeding concerning pre-closing sales. Pursuant to the terms of the settlement agreement, the Company paid approximately $1.3 million, and additional amounts owed under the settlement were paid directly by the Company’s insurance providers. These amounts paid by the Company have been recorded as an expense during the fiscal quarter ended June 30, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As further described in the explanatory note to this Report, as well as in Note 2 to the consolidated financial statements included in Part I, Item 1 herein, the Company has restated its previously issued consolidated financial statements for certain prior periods, including the fiscal quarter ended June 30, 2013. The Company refers to such restatement as the “Further Restatement.” Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the effects of the Further Restatement.

The following discussion and analysis addresses the results of operations which are based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with U.S. GAAP, for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013. These discussions should be read in conjunction with historical consolidated financial statements and related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (this “Report”).

Business Segments

Segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. The Company manages the business by four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which the Chief Executive Officer, who is also our Chief Operating Decision Maker (the “CODM”) reviews financial information and makes resource allocation decisions among business units. Accordingly, segment information has been prepared based on four SBUs reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for market leading devices that enhance bone fusion. These Class Ill medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). The devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology which is supported by strong basic mechanism of action data in the scientific literature as well as strong level one randomized controlled clinical trials in the medical literature. Current research and clinical studies are also underway to identify potential new clinical indications.

Biologics

Biologics provides a portfolio of regenerative products that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of regeneration tissue forms. Biologics markets its tissues through a network of distributors, sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. The Company’s partnership with Musculoskeletal Transplant Foundation (“MTF”) allows the Company to exclusively market Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion as well as VersaShield™ for which we have non-exclusive rights.

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

SBU Revenues

The table below presents external net sales for the three and six months ended June 30, 2014 and 2013, from continuing operations, by SBU reporting segment (amounts reported for prior periods have been reclassified to conform to the new segment reporting structure):

	External Net Sales by SBU
	Three Months Ended June 30,
(U.S. Dollars, in thousands)	2014	2013	Reported Growth	Constant Currency Growth
		(Restated)	(Restated)	(Restated)
BioStim	$39,513	$37,948	4%	4%
Biologics	13,853	13,240	5%	5%
Extremity Fixation	27,303	23,210	18%	14%
Spine Fixation	20,316	23,242	(13)%	(13)%

Total Net Sales	$100,985	$97,640	3%	3%

	External Net Sales by SBU
	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2014	2013	Reported Growth	Constant Currency Growth
		(Restated)	(Restated)	(Restated)
BioStim	$76,650	$75,174	2%	2%
Biologics	26,863	26,600	1%	1%
Extremity Fixation	54,369	49,407	10%	9%
Spine Fixation	43,117	48,738	(12)%	(12)%

Total Net Sales	$200,999	$199,919	1%	—%

The following table presents certain items in the condensed consolidated statements of operations as a percent of total net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (%)	2013 (%)	2014 (%)	2013 (%)
		(Restated)		(Restated)
Net sales	100	100	100	100
Cost of sales	25	22	26	24

Gross profit	75	78	74	76
Operating expenses:
Sales and marketing	42	46	41	45
General and administrative	17	16	17	17
Research and development	6	8	6	7
Amortization of intangible assets	1	1	1	1
Costs related to the accounting review and restatement	2	—	5	—

Operating income (loss)	7	7	4	6

Net income (loss)	(1)	(3)	(2)	1

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Total Net Sales – The increase in Net Sales of $3.4 million to $101.0 million in the second quarter of 2014 compared to $97.6 million for the same period last year is driven by sales increases in three of the four SBU’s: BioStim, Biologics, and Extremity Fixation, with details of the increases provided below. Favorable changes in foreign currency increased sales by $0.6 million during the second quarter of 2014 relative to the same period in 2013.

Sales

Net sales in the BioStim SBU increased 4.2% to $39.5 million in the second quarter of 2014 compared to $37.9 million for the same period in the prior year, an increase of $1.6 million. Sales growth in the period was primarily driven by enhancements to the BioStim sales organization.

Net sales in the Biologics SBU increased $0.7 million or 5.3% to $13.9 in the second quarter of 2014 compared to $13.2 million for the same period in the prior year. The growth is primarily driven by an expanded sales channel as well as conversion to our next generation cell-based bone growth tissue technology (Trinity ELITE®) which had a higher average sales price.

Net sales in the Extremity Fixation SBU increased $4.1 million or 17.7%, to $27.3 million in the second quarter of 2014 compared to $23.2 million for the same period last year. Year-over-year revenue comparisons are impacted by the transition to sell-through accounting for certain distributors in the second quarter of 2013, which reduced the second quarter 2013 revenue recognized. Recent expanded product launches have also contributed to increased sales. These items are partially offset by declining revenue in Brazil which has experienced significant disruption to the sales channel over the past year as we rebuild our Brazil sales organization.

Net sales in the Spine Fixation SBU decreased $2.9 million or 12.5% to $20.3 million in the second quarter of 2014 compared to $23.2 million for the same period last year primarily due to a disruption in the sales distribution network resulting from initiatives to restructure the sales force to improve profitability.

Gross Profit — Gross profit decreased $0.2 million to $75.6 million in the second quarter of 2014 compared to $75.8 million for the same period last year. Gross profit as a percent of net sales was 74.8% for the second quarter of 2014 and 77.6% for 2013 during the same period. This decrease in gross profit as a percent of net sales is primarily driven by changes in product mix and sales channel mix from the rebuilding of our Brazil sales organization and due to adjustment to shrinkage and inventory reserve in the second quarter of 2014. Gross margins for the second quarter of 2013 were higher than normal due to the initiation of sell-through accounting for distributors in our Extremity Fixation SBU, which began April 1, 2013 and the receipt of payments from certain cash basis distributors in which the associated cost of sales was expensed in prior periods when shipment occurred.

Sales and Marketing Expense — Second quarter 2014 sales and marketing expense was $42.0 million or 41.6% of net sales compared to $44.5 million or 45.6% of net sales in same period prior year, and includes commissions and provisions for bad debt. While sales for the second quarter of 2014 increased compared to prior year, tighter cost controls on the sales and marketing non-variable expenses and lower commission rates due to the rebuilding of the Brazil and US sales organizations, resulted in an overall decrease in expense compared to the same period last year.

General and Administrative Expense — General and administrative expense increased $2.4 million, or 15.8%, in the second quarter of 2014 to $17.6 million compared to $15.2 million in the second quarter of 2013. General and administrative expense as a percent of net sales was 17.4% in the second quarter of 2014, compared to 15.5% for the same period last year. The increase in G&A is primarily driven by investment in the following improvements: implementation of an internal audit function; focused efforts on key process improvements; remediation of material weaknesses and significant deficiencies; and corporate training. In addition, the Company is self-insured and had more claims in the second quarter 2014 compared to the second quarter of 2013.

Research and Development Expense — Research and development expense decreased $2.3 million in the second quarter of 2014 to $6.3 million compared to $8.6 million in the second quarter of 2013 primarily due to a $2 million payment to Musculoskeletal Transplant Foundation (“MTF”) in the second quarter of 2013 for the development and commercialization of the next generation cell-based bone growth tissue technology (Trinity ELITE®), which was released in the first half of 2013.

Amortization of Intangible Assets — Amortization of intangible assets increased slightly to $0.7 million in the second quarter of 2014 from $0.6 million for the same period in 2013.

Costs related to the accounting review and restatement — As part of our accounting review and restatement of our consolidated financial statements, the Company incurred $2.3 million of charges related to these activities in the second quarter of 2014. There will continue to be fees related to restatement activities through the rest of 2014.

Interest Expense, net — Net interest expense remained relatively flat at $0.5 million for the second quarter of 2014 compared to the same period a year ago as there was limited changes to our long term debt borrowings.

Other Income and Expense — Other income was $0.4 million compared to other expense of $1.2 million for the second quarters of 2014 and 2013, respectively. Other income and expenses include the effect of foreign exchange transactions. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency. To manage Euro currency exposure, Orthofix has setup cross currency swaps with JPMorgan Chase and RBS. The company recognized the unrealized loss in the second quarter of 2013 due to unfavorable change in the fair value of the currency swap.

Income Tax Expense — Our worldwide effective tax rate was 50.3% and 61.7% during the second quarters of 2014 and 2013, respectively. Excluding the impact of various discrete charges, the effective tax rate for the second quarter of 2014 and 2013 was 47.8% and 61.3% respectively. The principal factors affecting the Company’s second quarter 2014, effective tax rate were the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings resulting from non-recurring expenses.

Discontinued operations — Discontinued operations include losses of approximately $3.9 million and $5.0 million in the second quarter of 2014 and 2013, respectively, from legal settlements and legal costs, net of income taxes, which relate to certain specified product liability matters in relation to the Company’s former subsidiary, Breg. The Company agreed to indemnify Breg and its purchaser with respect to such matters.

Net Income (loss) — Net loss for the second quarter of 2014 was ($0.7) million, or ($0.04) per basic and diluted share, compared to net loss of ($3.0) million, or ($0.16) per basic share and diluted share for the same period last year. The weighted average number of basic common shares outstanding was 18,445,348 and 19,140,520 during the three months ended June 30, 2014 and 2013, respectively. The weighted average number of diluted common shares outstanding was 18,621,192 and 19,270,044 during the three months ended June 30, 2014, and 2013, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Total Net Sales – Net sales decreased $1.1 million to $201.0 million in the first six months of 2014 compared to $199.9 million for the same period last year. The impact of changes in foreign currency increased sales by $0.6 million during the first six months of 2014 relative to first six months of 2013. The Extremity Fixation and Biologics SBUs experienced an increase in sales during the first six months of 2014 relative to the same period in 2013. The BioStim and Spine Fixation SBUs declined during the first half of 2014 compared to the same period last year.

Sales

Net sales in the BioStim SBU increased 2.0% to $76.7 million in the first six months of 2014 compared to $75.2 million for the same period in the prior year, an increase of $1.5 million.

Net sales in the Biologics SBU increased slightly to $26.9 in the first six months of 2014 compared to $26.6 million for the same period in the prior year. Increased revenue was driven by customer conversion to Trinity ELITE®, which had a higher average sales price, and expanding Biologics distribution channels in the US. Partially offset by a reduction in marketing fees received from Musculoskeletal Transplant Foundation (“MTF”) for Trinity from 70% of retail to 65% starting April 2013.

Net sales in the Extremity Fixation SBU increased $5.0 million, to $54.4 million in the first six months of 2014 compared to $49.4 million for the same period last year. Year-over-year revenue comparisons are impacted by the introduction of a new revenue recognition policy in the second quarter of 2013, which reduced the second quarter 2013 revenue recognized. Recent expanded product launches have also contributed to increased sales. These items are partially offset by declining revenue in Brazil which has experienced significant disruption to the sales channel over the past year as we rebuild our Brazil sales organization.

Net sales in the Spine Fixation SBU decreased $5.6 million or 11.5% to $43.1 million in the first six months of 2014 compared to $48.7 million for the same period last year, primarily due to a disruption in the sales distribution network resulting from initiatives to restructure the sales force to improve profitability, partially offset by the addition of Australia and Germany subsidiaries in 2013.

Gross Profit — Gross profit decreased $7.7 million to $148.8 million in the first six months of 2014 compared to $152.2 million for the same period last year. Gross profit as a percent of net sales was 74.0% for the first six months of 2014 and 76.1% for 2013 during the same period. The decrease in gross profit as a percent of net sales is primarily driven by changes in product mix and sales channel mix from the rebuilding of our Brazil sales organization as well as shrinkage and reserves for excess and obsolete products across multiple SBUs.

Sales and Marketing Expense — Sales and marketing expense, which includes variable expenses such as commissions and the bad debt provision, generally increases and decreases in relation to sales. Sales for the first six months of 2014 were relatively flat compared to prior year, but tighter cost controls on the sales and marketing non-variable expenses and lower commission rates due to the reorganization of the Brazil and US sales force resulted in an overall decrease in expense of $7.2 million down to $83.2 million compared to $90.4 million for the same period in the prior year. As a percent of net sales, sales and marketing related expense was 41.4% compared to 45.2% for the same period last year.

General and Administrative Expense — General and administrative expense increased $1.4 million, or 4.2%, in the first six months of 2014 to $34.8 million compared to $33.4 million in the first six months of 2013. General and administrative expense as a percent of net sales was 17.3% for the first six months of 2014, compared to 16.7% for the same period last year. The increase in G&A is primarily driven by investment in the following improvements: implementation of an internal audit function; focused efforts on key process improvements; and remediation of material weaknesses and significant deficiencies.

Research and Development Expense — Research and development expense decreased $2.1 million in the first six month of 2014 to $12.2 million compared to $14.3 million in the first six months of 2013. As a percent of net sales, research and development expense was 6.2% in the first six months of 2014 compared to 7.2% for the same period last year. The decrease was primarily due to a $2 million payment to Musculoskeletal Transplant Foundation (“MTF”) in the second quarter of 2013 for the development and commercialization of Trinity ELITE®, which was released in the first half of 2013.

Amortization of Intangible Assets — Amortization of intangible assets increased slightly to $1.2 million for the first six months of 2014 compared to $1.1 million for the same period last year.

Costs related to the accounting review and restatement — As part of our accounting review and restatement of our consolidated financial statements, the Company incurred $10.6 million of charges related to these activities in the first six months of 2014. There will continue to be fees related to restatement activities in 2014.

Interest Expense, net — Net interest expense remained relatively flat at $1.0 million for the first six months of 2014 and 2013.

Other Income and Expense — Other income was $0.1 million compared to other income of $3.6 million for the first six months of 2014 and 2013, respectively. The fluctuation is mainly attributable to our receipt of $4.4 million cash in the first quarter of 2013 related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. Other income (expense) also includes the effect of foreign exchange transactions. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Expense — Our worldwide effective tax rate was 77.3% and 48.9% during the first six months of 2014 and 2013, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the first six months of 2014 and 2013 was 63.2% and 48.8%, respectively. The principal factors affecting the Company’s six months June 30, 2014, effective tax rate were the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings resulting from non-recurring expenses.

Discontinued operations — Discontinued operations include losses of approximately $4.5 million and $7.5 million in the first six months of 2014 and 2013, respectively, from legal settlements and legal costs, net of income taxes, which relate to certain specified product liability matters in relation to the Company’s former subsidiary, Breg. Orthofix agreed to indemnify Breg and its purchaser with respect to such matters.

Net Income (loss) — Net loss for the first six months of 2014 was ($3.2) million, or ($0.17) per basic and diluted share, compared to net income of $0.4 million, or $0.02 per basic share and diluted share for the same period last year. The weighted average number of basic common shares outstanding was 18,322,185 and 19,285,004 during the six months ended June 30, 2014 and 2013, respectively. The weighted average number of diluted common shares outstanding was 18,322,185 and 19,483,715 during the six months ended June 30, 2014, and 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents including restricted cash at June 30, 2014, were $74.2 million, of which $45.2 million was subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $52.7 million at December 31, 2013, of which $23.8 million was subject to certain restrictions under the senior secured credit agreement discussed below.

Net cash provided by operating activities was $17.9 million and $34.1 million, respectively, for the six months ended June 30, 2014, and 2013, respectively. Net cash used by and provided by operating activities is comprised of net income, adjusted for non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation and deferred income taxes) and changes in working capital. Net income decreased $3.6 million to a net loss of $3.2 million for the six months ended June 30, 2014, from net income of $0.4 million for the comparable period in the prior year. Non-cash items for the six months ended June 30, 2014, decreased $4.8 million to $14.7 million compared to non-cash items of $19.5 million in the same period of 2013 due to a decrease in the provision for doubtful accounts as well as a gain in other comprehensive income due to the foreign currency translation adjustment. Working capital accounts provided $6.4 million of cash for the six months ended June 30, 2014, compared to $14.2 million for the six months ended June 30, 2013. Overall performance indicators for the Company’s two primary working capital accounts, accounts receivable and inventory reflect day’s sales in receivables of 56 days at June 30, 2014, and 81 days at June 30, 2013, and inventory turns of 1.6 times as of June 30, 2014, and 1.2 times as of June 30, 2013. The decrease in day’s sales in receivables is due primarily to a continual improvement in collections of receivables from international distributors, resulting in a continual decrease in receivables, while the increase in inventory turns is due to increased efficiency in inventory management resulting in a decrease in inventory.

Net cash used by investing activities was $6.2 million for the six months ended June 30, 2014, compared to $14.3 million for the six months ended June 30, 2013. The decrease in cash used by investing activities of $8.0 million is due primarily to a decrease in investment in surgical instruments for the Company’s products.

Net cash used in financing activities was $11.8 million for the six months ended June 30, 2014, compared to $23.9 million for the same period in 2013. During the six months ended June 30, 2014, and 2013, the Company made no repayments on revolving debt. Our restricted cash balance increased to $45.2 million due to a cash use of $21.4 million in the six months ended June 30, 2014, compared to cash provided of $0.7 million, in the six months ended June 30, 2013, primarily related to the cash received from the Blackstone escrow fund which was recorded in Restricted Cash in accordance with the credit facility. During the six months ended June 30, 2014, and 2013, the Company received proceeds of $9.5 million and $2.2 million, respectively, from the issuance of 432,290 shares and 143,444 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards. During the three months ended June 30, 2013 the Company purchased 988,515 of outstanding shares associated with the stock repurchase program for a total of $26.9 million.

On August 30, 2010, the Company’s wholly-owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain of the Company’s domestic direct and indirect subsidiaries (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto.

The Credit Agreement provides for a five year, $200 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100 million secured term loan facility (the “Term Loan Facility”), and together with the Revolving Credit Facility, the “Credit Facilities”). On January 15, 2015, at the Company’s request, the lenders agreed to reduce the available capacity under the Revolving Credit Facility to $100 million.

As of June 30, 2014, the Term Loan Facility has been repaid in full and there was $20 million outstanding under the Revolving Credit Facility. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of June 30, 2014, and December 31, 2013, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. The effective interest rate on the Credit Facilities at June 30, 2014 and December 31, 2013 was 2.7%.

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

The Credit Agreement, as amended, requires the Company and Orthofix Holdings to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions. On August 14, 2013, the Company entered into a Limited Waiver (the “Original Limited Waiver”) with the lenders under the Credit Agreement (the “Lenders”) which waived requirements under the Credit Agreement to deliver quarterly financial statements for the fiscal quarter ended on June 30, 2013, and related financial covenant certificates, until the earlier of (i) March 31, 2014 or (ii) the date that is one day after such financial statements are publicly filed or released. The Company was in compliance with the affirmative and negative covenants as of June 30, 2014, and there were no events of default.

In connection with the Further Restatement and the Company’s delay in filing this Report, on August 14, 2014 the Company entered into a subsequent Limited Waiver with the Lenders which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, the Company delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements. As of the date hereof, the Company has delivered the quarterly consolidated financial statements for the fiscal quarters ended June 30, 2014 and September 30, 2014, and the Company does not expect the Further Restatement to trigger any such additional interest or fees with respect to such prior periods. However, in the event that the Company does not satisfy these respective obligations under the Subsequent Limited Waivers and/or the Credit Agreement, an event of default could be declared under the Credit Agreement, which could have a material adverse effect on the Company’s financial position.

Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Credit Facilities. The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company. The Company’s domestic subsidiaries, as parties to the Credit Agreement, have access to these net assets for operational purposes. The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of June 30, 2014, and December 31, 2013, was $175.6 million and $168.5 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings and its subsidiaries. The amount of restricted cash as of June 30, 2014, and December 31, 2013, was $45.2 million and $23.8 million, respectively.

At June 30, 2014, there were no outstanding bank borrowings and unused available line of credit of approximately €5.8 million ($8.0 million) under the line of credit established in Italy to finance the working capital of the Company’s Italian operations. The terms of the line of credit give the Company the option to borrow amounts in Italy at rates determined at the time of borrowing.

On May 8, 2013, the Company announced that its Board of Directors had authorized a share repurchase program in an amount up to $50 million. Repurchases began on May 10, 2013, consisting primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases are being made from cash on hand, cash generated from operations and additional borrowings. The timing of the transactions and the aggregate number of shares of common stock that will be ultimately repurchased under the repurchase program will depend on a variety of factors, including market conditions and the prices at which the securities are repurchased. The Company may discontinue repurchases without prior notice at any time if the Company determines additional repurchases are not warranted. During the fiscal quarter ended June 30, 2014, the Company made no repurchases. The Company has not made any further purchases between June 30, 2014, and the date hereof. To date, the Company has made total repurchases in an amount equal to $39.5 million.

The Company believes that current cash balances together with projected cash flows from operating activities, the availability of $180 million under the revolving credit facility, the available Italian line of credit and the Company’s debt capacity are sufficient to cover additional stock repurchases, anticipated working capital and capital expenditure needs including research and development costs over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks as part of ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations, cost of financing and yields on cash and short-term investments. The Company uses derivative financial instruments, where appropriate, to manage these risks. However, the risk management policy does not allow the Company to hedge positions not held, or enter into derivative or other financial investments for trading or speculative purposes. As of June 30, 2014, a currency swap was in place to minimize foreign currency exchange risk related to a €28.7 million ($39.3 million translated at the June 30, 2014, foreign exchange rate) intercompany note. As of June 30, 2014, the fair value of the currency swap was approximately ($0.9) million and is recorded in other long-term liabilities.

The Company is exposed to interest rate risk in connection with the Term Loan Facility and Revolving Credit Facility, which bear interest at floating rates based on LIBOR plus an applicable borrowing margin or at a base rate (as defined in the Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.

As of June 30, 2014, $20 million of the Revolving Credit Facility is at the LIBOR rate plus a margin of 2.50%. The margin is adjusted based upon the measurement of the consolidated leverage ratio of the Company and the Company’s subsidiaries with respect to the immediately preceding four fiscal quarters. As of June 30, 2014, the effective interest rate on the Credit Facilities was 2.7%. Based on the balance outstanding under the Credit Facilities as of June 30, 2014, an immediate change of one percentage point in the applicable interest rate on the Revolving Credit Facility would cause a change in interest expense of approximately $0.2 million annually.

The Company’s foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound, Mexican Peso and Brazilian Real. The Company is subject to cost of sales currency exposure when the Company produces products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. The Company is subject to transactional currency exposures when foreign subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of June 30, 2014, the Company had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($31.8 million). The Company recorded a foreign currency loss during the three and six months ended June 30, 2014, of $0.1 and $0.1 million, respectively, related to this un-hedged long-term intercompany note in accumulated other comprehensive income, which resulted from the strengthening of the U.S. dollar against the Euro during the period. For the three and six months ended June 30, 2014, the Company recorded a foreign currency gain of $0.3 million and $0.4 million, respectively, on the statement of operations resulting from gains and losses in foreign currency transactions.

The Company is also subject to currency exposure from translating the results of global operations into the U.S. dollar at exchange rates that have fluctuated during the period. As the Company continues to distribute and manufacture products in selected foreign countries, the Company expect that future sales and costs associated with activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact operating results.

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

The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and included (i) over 50 witness interviews, (ii) collection of emails and files from 70 document custodians, and (iii) quantitative analysis. The scope of the Independent Review, which was determined by the Audit Committee in consultation with outside professionals engaged by the Audit Committee, focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. In conjunction with the Independent Review, management concluded that errors existed in the Company’s previously issued financial statements with respect to the Non-Reliance Period, as well as in the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2010, 2009, 2008 and 2007. The error corrections related to the foregoing, which we refer to herein as the “Original Restatement,” were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 file on March 31, 2014 (“Original 2013 Form 10-K”).

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

Further Restatement

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain manual journal entries with respect to the previously filed consolidated financial statements contained in the Original 2013 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Original 2014 First Quarter Form 10-Q”) were not properly accounted for under U.S. GAAP. As further described below, these additional errors affect the fiscal years ended December 31, 2013, 2012 and 2011, as well as the fiscal quarter ended March 31, 2014 and other prior periods. Due to these errors, the Company determined in August 2014 to restate its consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014, and that the previously filed financial statements for these periods (including those contained in the Original 2013 Form 10-K and the 2014 First Quarter Form 10-Q) should no longer be relied upon. Contemporaneously with the filing of this Report, the Company is filing (i) an amendment to the Original 2013 Form 10-K (the “2013 Form 10-K/A”), which amendment contains restated consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, and the quarterly reporting periods contained within the fiscal years ended December 31, 2013 and 2012, (ii) an amendment to the Original 2014 First Quarter Form 10-Q (the “2014 First Quarter Form 10-Q/A”), which amendment contains restated consolidated interim financial statements for the fiscal quarters ended March 31, 2014 and 2013, and (iii) its delayed Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (the “2014 Third Quarter Form 10-Q”), which contains restated consolidated interim financial statements for the fiscal quarterly and year-to-date periods ended September 30, 2013. The corrections of the additional errors in the 2013 Form 10-K/A and the 2014 First Quarter Form 10-Q/A are referred to herein as the “Further Restatement.”

The errors corrected by the Further Restatement are as follows:

•	A majority of revenue from the Company’s BioStim SBU is derived from third parties, which is subject to change due to contractual adjustments related to commercial insurance carriers, and may include certain patient co-pay amounts. The Company previously recorded certain co-pay and self-pay amounts as revenue with estimated uncollectible portions being recognized as bad debt expense. Given the collectability of co-pay and self-pay amounts was not reasonably assured, the conditions for revenue recognition had not been met and revenue for those amounts should not have been recognized until collected. Adjustments to correct the foregoing reduce equally both the Company’s historical net sales and its sales and marketing expense by approximately $2.2 million, $9.0 million and $6.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, and $1.4 million for the fiscal quarter ended March 31, 2014. Additionally, there was $1.4 million in the fiscal quarter ended March 31, 2014 related to contractual amounts from commercial insurance carriers, which was incorrectly classified to bad debt expense rather than a reduction of revenue, for a total reduction to bad debt and revenue of $2.8 million for the fiscal quarter ended March 31, 2014. These adjustments have no effect on net income from continuing operations or net income in those periods.

•	Certain bad debt reserves originally recorded in fiscal years 2011 and 2012 were reversed in incorrect periods in the Original Restatement in connection with the change to sell-through accounting for certain distributors. As a result, sales and marketing expense was understated by approximately $1.5 million and $1.1 million for the fiscal years ended December 31, 2013 and 2012, respectively, and overstated by approximately $2.1 million for the fiscal year ended December 31, 2011.

•	As part of analyzing collections experience on accounts receivable, the Company identified that it had incorrectly considered certain deferred revenue amounts included in gross accounts receivable when calculating estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, incorrectly assumed that some percentage of deferred amounts would be collected, rather than fully deferring these amounts. Adjustments to correct this error resulted in a net decrease in operating income of $0.7 million and $0.2 million for the fiscal years ended December 31, 2013 and 2011, respectively, and a net increase in operating income of $2.1 million for the fiscal year ended December 31, 2012, as well as a net decrease in operating loss of $1.5 million for the fiscal quarter ended March 31, 2014.

•	As part of the Original Restatement, the Company made certain corrections to prior period excess and obsolete inventory reserves. The effect of these corrections was not considered when determining the adjustments needed to eliminate intercompany profits from inventories in the Original Restatement. Adjustments to correct this error resulted in an increase to cost of sales of $1.1 million, $0.2 million and $0.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $3.0 million for the fiscal quarter ended March 31, 2014.

•	As part of the remediation activities that followed the Original Restatement, the Company expanded its procedures in the second quarter of 2014 to validate the existence of field inventory held by independent sales representatives and noted that, in many cases, this inventory had higher rates of missing inventory (“shrinkage”) than previously estimated. To determine whether these higher error rates were pervasive across its field inventory, the Company counted approximately 90% of its field inventory during the third and fourth fiscal quarters of 2014. These counts resulted in the identification of errors relating to previous estimates of shrinkage. Adjustments in the Further Restatement to correct these errors, net of the related effect on previously recorded excess and obsolete inventory reserves, resulted in an increase to cost of sales of $0.4 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $0.2 million for the fiscal quarter ended March 31, 2014.

•	In connection with its remediation efforts associated with the material weakness noted in the Original Restatement related to inventory reserves, including performing a hindsight analysis of previously established reserves, the Company concluded that it was not appropriately calculating inventory reserves, including its consideration of demand assumptions for “kits”, which contain a variety of “piece part” components to be used during surgery as well as inventory held by third parties under inventory purchase obligations. Adjustments to correct this error resulted in an increase to cost of sales of $3.2 million, $1.5 million and $0.1 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, as well as an increase to cost of sales of $2.4 million for the fiscal quarter ended March 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2013, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Interim Chief Financial Officer concluded at that time that our disclosure controls and procedures were not effective as of June 30, 2014.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation of this Report, our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, because of certain material weaknesses described below, the Company’s internal control over financial reporting was not effective as of June 30, 2014.

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

Some of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements, which were corrected in the Original Restatement and the Further Restatement, respectively. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain outstanding legal proceedings, investigations and claims. These matters are described in the 2013 Form 10-K/A. As of the date of this filing, there had been no other material developments in these matters since the filing of the 2013 Form 10-K/A.

Item 1 A . Risk Factors

As of the date of this Form 10-Q there had been no material changes to the Company’s risk factors from the factors discussed in Part I, Item 1A., “Risk Factors” in the 2013 Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

Under the stock repurchase program, repurchases are being made from time to time in the open market based on market conditions, securities law limitations and other factors. During the six months ended June 30, 2014, there were no stock repurchases.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Cumulative Number of Shares Purchased under Approved Stock Repurchase Program	Maximum Dollar Value of Shares Allowed to be Purchased under Approved Stock Repurchase Program
May 2013	515,865	$26.64	515,865	$36,269,366
June 2013	472,650	$27.77	988,515	$23,131,669
July 2013	449,063	$28.04	1,437,578	$10,505,778

Total as of June 30, 2014	1,437,578	$27.55	1,437,578	$10,505,778

Item 6. Exhibits

10.1	Amendment No. 4 to Matrix Commercialization Collaboration Agreement, entered into on April 1, 2014, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed April 7, 2014 and incorporated herein by reference).

10.2	Employment Agreement, entered into and effective as of May 5, 2014, by and between Orthofix Inc. and Mark A. Heggestad (filed as an exhibit to the Company’s current report on Form 8-K filed May 8, 2014 and incorporated herein by reference).

10.3	Inducement Grant Non-Qualified Stock Option Agreement, dated May 5, 2014, between Orthofix International N.V. and Mark A. Heggestad (filed as an exhibit to the Company’s current report on Form 8-K filed May 8, 2014 and incorporated herein by reference).

10.4	Inducement Grant Restricted Stock Agreement, dated May 8, 2014, between Orthofix International N.V. and Mark A. Heggestad (filed as an exhibit to the Company’s current report on Form 8-K filed May 8, 2014 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101*	The following materials from the Orthofix International N.V. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

*	Filed herewith.

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