Form 10-K
period 2014-12-31
ORTHOFIX INTERNATIONAL N V
filed 2015-04-29
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 28, 2014, as reported by the Nasdaq Global Select Market, was approximately $671.9 million.

As of April 23, 2015, 18,766,158 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement to be filed with the Commission in connection with the 2015 Annual General Meeting of Shareholders are incorporated by reference in Part III of this report.

Orthofix International N.V.

Form 10-K for the Year Ended December 31, 2014

Explanatory Note

Orthofix International N.V. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we,” “us,” or “our”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Annual Report” or this “Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on a late basis.  As described in the Form 12b-25 filed by the Company on March 17, 2015, this Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 and September 30, 2014, respectively (the “Late Form 10-Qs”), were delayed while the Company prepared restated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 (including the interim quarterly periods contained within the fiscal years ended December 31, 2013 and 2012) and the fiscal quarter ended March 31, 2014.  These restated financial statements were filed with, and are further described in, (i) an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K/A”), (ii) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q/A,” and together with the 2013 Form 10-K/A, the “Amendments”), and (iii) the Late Form 10-Qs.  The Amendments and the Late Form 10-Qs were each filed with the SEC on March 31, 2014.  As further described herein, in connection with these matters, the Company was granted relief by a NASDAQ Hearings Panel to remain listed on the NASDAQ Stock Market provided that the Company filed the Late Form 10-Qs on or prior to March 31, 2014 and files this Form 10-K on or prior to April 30, 2015.  Continued listing with the NASDAQ Stock Market is also contingent upon the Company remaining current in its SEC periodic reporting obligations in the future.  The Company currently is preparing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, and expects to make such filing with the SEC no later than May 18, 2015 (the due date for such filing in the event that the Company seeks relief pursuant to SEC Rule 12b-25).

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading Risk Factors, to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to our March 2014 completed original restatement of historical financial statements following an independent review by the Audit Committee of the Company’s Board of Directors, together with related legal proceedings (including potential action by the Division of Enforcement of the SEC and pending securities class action litigation), our March 2015 completed further restatement of historical financial statements, our review of allegations of improper payments involving the our Brazil-based subsidiary (which review is described in Part I, Item 3, “Legal Proceedings”), our recent non-compliance with certain Nasdaq Stock Market LLC listing rules, and related pending hearings proceedings in connection therewith, the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against, and the government investigation of, our former sports medicine global business unit) (as further described in Part I, Item 3, “Legal Proceedings”) and other reports that we will file in the future), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy (including the expiration of our current secured revolving credit agreement in August 2015), corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file in the future.

PART I

Item 1.	Business

In this report, the terms “we,” “us,” “our,” “Orthofix,” “the Company” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a diversified, global medical device company focused on improving patients’ lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, TX, the Company has four strategic business units that include BioStim, Biologics, Extremity Fixation and Spine Fixation. Orthofix products are widely distributed via the Company’s sales representatives, distributors and its subsidiaries. In addition, Orthofix is collaborating on research and development activities with leading clinical organizations such as the Musculoskeletal Transplant Foundation and the Texas Scottish Rite Hospital for Children.

We have administrative and training facilities in the United States (“U.S.”), Italy, Brazil, the United Kingdom, France, Germany, and Puerto Rico and manufacturing facilities in the U.S. and Italy. We use independent distributors as well as directly distribute our products in the U.S., Italy, the United Kingdom, Germany, Switzerland, Austria, France, Brazil, Australia, and Puerto Rico. In several other markets we distribute our products through independent distributors.

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

Business Segments

Our segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, Spine Fixation, and supported by Corporate activities. These SBUs represent the segments for which our Chief Executive Officer, who is our Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information has been prepared based on our four SBU’s reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, which is supported by strong basic mechanism of action data in the scientific literature and as well as strong level one randomized controlled clinical trials in the medical literature.  Current research and clinical studies are also underway to identify potential new clinical indications.  This SBU uses both distributors and independent sales representatives to sell its devices to hospitals, doctors and other healthcare providers, primarily in the U.S.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, independent sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with the Musculoskeletal Transplant Foundation (“MTF”) allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors, independent sales representatives and affiliates. This SBU uses both independent distributors and direct sales representatives to sell orthopedic products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributors and independent sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

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

BioStim: Provide osteogenesis stimulation devices that deliver noninvasive treatment for promoting healing in fractured bones and spinal fusions.  Our key initiatives are:

●	Invest in basic science, clinical and evidence-based research to support broader indications for our stimulation products;
●	Enhance our customer service and physician interaction through automation;
●	Leverage our leadership in spinal osteogenesis stimulation to increase our market share in appendicular (non-spine) osteogenesis stimulation; and
●	Invest in product development for next generation osteogenesis technology.

Biologics: Provide a portfolio of regenerative tissues and products that provide physicians with additional surgical options that augment their surgical procedures and results. Our key initiatives are:

●	Continually add new distribution in key under penetrated markets and by capitalizing on other business units’ customer relationships and hospital access;
●	Penetrate new and un-tapped Orthopedics fields of use such as the: Trauma, Joint Revisions and Craniomaxillofacial markets; and
●	Continue to focus our sales efforts on our newest state of the art tissue form, Trinity ELITE®.

Extremity Fixation: Provide external and internal temporary to definitive fixation devices used in fracture repair, deformity correction and bone reconstruction. Our key initiatives are:

●	Increase coverage in the U.S. and existing international markets and expand into additional high potential countries;
●	Implement a worldwide sales productivity process that will drive an increase in market penetration in each country;
●	Develop and acquire premium products for temporary fixation, deformity correction and pediatrics, rather than generic or commodity fixation products; and
●	Restructure the U.S. business for growth and profitability.

Spine Fixation: Provide a portfolio of surgical products that allow physicians to successfully treat a variety of spinal conditions. Our key initiatives are:

●	Rationalize our cost structure to increase the margin contribution of this business;
●	Optimize our sales channel in the U.S. by increasing the number of our sales representatives by fifty percent in the next two years and adding field based management and training resources; and
●	Increase new product introductions through product acquisitions and a more streamlined and productive new product development process.

Other Financial and Business Initiatives:

●	Continue to identify, recruit and hire highly talented and experienced commercial and corporate leaders;
●	Expand our geographic sales coverage to high priority countries and U.S. territories where we currently are underpenetrated;
●	Drive sales in the U.S. by expanding our integrated delivery networks, group purchasing organizations and regional hospital system commercial contracting team and expertise;
●

Invest in a reimbursement strategy and team dedicated to addressing the requirements of third party payors. This team will be supported with evidence-based clinical research and cost effectiveness studies coordinated by our research team;

●	Continue to enhance physician relationships through extensive product education and training programs;
●	Achieve more effective and efficient business processes, systems and controls throughout the organization; and
●	Increase our research and development investment in our core technologies of osteogenesis stimulation and regenerative tissue forms.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

Net Sales by SBU:

The table below presents net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees.

	Net Sales by SBU Year ended December 31,
	2014		2013		2012
(U.S. Dollars in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
BioStim	$154,676	38%	$145,085	36%	$174,562	40%
Biologics	55,881	14%	53,746	14%	53,731	12%
Extremity Fixation	109,678	27%	103,359	26%	112,011	25%
Spine Fixation	82,042	21%	95,421	24%	99,885	23%
Total Net Sales	$402,277	100%	$397,611	100%	$440,189	100%

Additional financial information regarding our business segments can be found in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in Item 8 under the heading “Financial Statements and Supplementary Data.”

Products

Our revenues are derived from the sales of products and marketing service fees in four SBUs, BioStim, Biologics, Extremity Fixation and Spine Fixation, which accounted for 38%, 14%, 27%, and 21%, respectively, of our total net sales in 2014. Marketing service fee sales is comprised of fees earned for the marketing of tissue forms including Trinity Evolution®, Trinity ELITE® and VersaShield®.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application
BioStim Solutions

Cervical-Stim®	Pulsed electromagnetic field (“PEMF”) non-invasive cervical spine regenerative stimulator used to enhance bone growth

Spinal-Stim®	PEMF non-invasive lumbar spine regenerative stimulator used to enhance bone growth

Physio-Stim®	PEMF long bone non-invasive regenerative stimulator used to enhance bone growth in non-union factures

Biologic Solutions

AlloQuent® Structural Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Trinity ELITE®	A fully moldable allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

Trinity Evolution®	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

VersaShield®	A thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands

Collage® Synthetic Osteoconductive Scaffold	A bone void filler

Extremity Fixation Solutions

Fixator	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus™, XCaliber® and Gotfried P.C.C.P®

Eight-Plate Guided Growth System®	Treatment for bowed legs or knock knees of children

LRS Advanced Limb Reconstruction System®	External fixation for limb lengthening and corrections of deformity

TrueLok™	Ring fixation system for limb lengthening and deformity correction

TL-HEX TrueLok Hexapod System®(“TL-HEX™”)	Hexapod external fixation system for trauma and deformity correction with associated software

Galaxy Fixation™ System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps.

PREFIX™ and PREFIX 2™	External fixation range for temporary fixation of fractures in trauma

VeroNail® Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail® Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Cemex®	Bone cement

OSCAR®	Ultrasonic bone cement removal

Product	Primary Application
Centronail® Ankle Compression Nailing System (“CAN”)	A differentiated solution for hindfoot fusions

Contours™ Lapidus Plating System™ (“LPS”)	A plate design contoured specifically for a tarsometatarsal (“TMT”) fusion

Contours PHP Proximal Humeral Plate™ (“PHP”)	An innovative plating solution for fraction fixation of the proximal humerus.

Contours VPS® Volar Plating System™ III	The 3rd generation of plates to treat distal radius fractures.

Spine Fixation Solutions

3°™ /Reliant® Anterior Cervical Plating Systems	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark® Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent® LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

NewBridge® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

Construx® Mini PEEK Spacer System	Smaller, unibody versions of the Construx PEEK VBR System, implanted as a cervical interbody or partial vertebrectomy solution

CONSTRUX®Mini PTC™ PEEKTI Composite Spacer System™	A cervical interbody with porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics.

Construx® PEEK VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

NGage® Surgical Mesh System	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

PILLAR® PL & TL PEEK VBR System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Transforaminal Lumbar Interbody Fusion (“TLIF”) procedures

FORZA® Spacer System	PLIF and TLIF procedures

PILLAR® AL PEEK Partial VBR System	An intervertebral body fusion device for Anterior Lumbar Interbody Fusion (“ALIF”) procedures

PILLAR® SA PEEK Spacer System	An intervertebral body fusion device that incorporates screw fixation to optimize implant stability

Firebird® Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

Firebird® Deformity Correction System	An extension to the Firebird TM Spinal Fixation System that provides additional instrument and implant options for complex thoracolumbar spine procedures

Phoenix® Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird Spinal Fixation System designed to be implanted during a posterior thoracolumbar spine fusion procedure

SFS™ Spinal Fixation System

A system of screws, hooks, rods, spacers, staples, washers, dominos, lateral offsets, cross-connectors that provides simple, reliable and comprehensive stabilization solution for spinal non-cervical fixation

SambaScrew®	A minimally invasive screw system that is intended for fixation of sacroiliac joint disruptions in skeletally mature patients

Product	Primary Application

ProView™ Minimal Access Portal (“MAP”) System

An instrument system for minimally invasive posterior lumbar spinal fusion, including tubular and expandable retractors, a percutaneous screw delivery system and the ONYX ™ System for Disc removal and interbody space preparation

Unity® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

LONESTAR® Cervical Stand Alone

A stand-alone spacer system designed to provide the biomechanical strength to a tradition or minimal invasive ACDF procedure with less disruption of patient anatomy and preserve the anatomical profile.

SKYHAWK® Lateral Interbody Fusion System

Provides a complete solution for the surgeon to perform a Lateral Lumbar Interbody Fusion, an approach to spinal fusion in which the surgeon access the intervertebral disc space using a surgical approach from the patient’s side that disturbs fewer structures and tissues.

CENTURION® Posterior Occipital Cervico-Thoracic System	A multiple component system comprised of a variety of non-sterile, single use components made of titanium alloy or cobalt chrome that allow the surgeon to build a spinal implant construct.

We have proprietary rights in all of the above products with the exception of Cemex®, Eight-Plate Guided Growth System® and Contour VPS®. We have the exclusive distribution rights for the Cemex® in Italy and for the Eight-Plate Guided Growth System® and Contour VPS® worldwide.

We have numerous trademarked products and services including but not limited to the following: Orthofix®, Blackstone®, Spinal-Stim®, Cervical-Stim®, 3°™, Reliant®, Hallmark®, Firebird®, Ascent®, Construx®, Unity®, NGage®, Newbridge®, Trinity ELITE®, Trinity Evolution®, VersaShield®, PILLAR™, Alloquent®, ProView®, ProCallus®, XCaliber®, VeroNail®, Centronail®, PREFIX™, Gotfried P.C.C.P®, Physio-Stim®, TrueLok™, Galaxy Fixation™ System and TL-HEX™, LONESTAR®, SKYHAWK® and CENTURION®.

BioStim

Spinal Regenerative Solutions

Regenerative stimulators used in spinal applications are designed to enhance bone growth and the success rate of certain spinal fusions by stimulating the body’s own natural healing mechanism post-surgically. These non-invasive portable devices are intended to be used as part of a home treatment program prescribed by a physician.

We offer two spinal regenerative stimulation devices, Spinal-Stim® and Cervical-Stim®, through our subsidiary, Orthofix Inc. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. Research data shows that our PEMF signal induces mineralization and results in a process that stimulates new regeneration at the spinal fusion site. We have sponsored independent research at the Cleveland Clinic, New York University and University of Medicine and Dentistry of New Jersey, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and efficacy of healing. From this effort, a total of six studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic allowing for characterization and visualization of the Orthofix PEMF waveform is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data along with additional clinical data could represent new clinical indication opportunities for our regenerative stimulation solutions.

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

We market Collage®, as an osteoconductive scaffold and a bone graft substitute product. The product is a combination synthetic bone graft substitute comprised of beta tri-calcium phosphate and type 1 bovine collagen.

We market VersaShield®, a thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands. Amniotic tissue forms derived from donated human placenta are used in a wide variety of applications and are valued for their healing properties, scar reduction and anti-adhesion characteristics. VersaShield® is derived from the human placental layers amnion and chorion; these thin elastic membranes allow the tissue to conform to the surface of the surgical site.

We receive a marketing fee through our collaboration with MTF for Trinity Evolution®, Trinity ELITE®, and VersaShield®. Under our Agreements with MTF, MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. We have exclusive worldwide rights to market our Trinity Evolution® and Trinity ELITE® technologies, and market our VersaShield® under a private label brand via a non-exclusive marketing agreement for the tissue form.

To date, our Biologics are offered primarily in the U.S. market due in part to restrictions in providing U.S. human donor tissue in other countries.

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

Our external fixation product, Galaxy Fixation™, which was released in 2012, incorporates a streamlined combination of clamps with both pin-to-bar and bar-to-bar coupling capabilities that provide a complete range of applications and reduces inventory. It also includes specific units for the elbow, shoulder and wrist. While the rigidity and stability allows for use in definitive fixation, the design also addresses the need for rapid stabilization needed for temporary fixation in large trauma centers.

The TrueLok™ Ring Fixation System is a surgeon-designed, lightweight external fixation system for limb lengthening and deformity correction. In essence, a ring fixation construct consists of circular rings and semi-circular external supports centered on the patient’s limb and secured to the bone by crossed, tensioned wires and half pins. The rings are connected externally to provide stable bone fixation. The main external connecting elements are threaded rods, linear distractors, or hinges and angular distractors, which allow the surgeon to adjust the relative position of rings to each other. The ring positions are manipulated either acutely or gradually in minute increments to perform the correction of the deformity, limb lengthening, or bone segment transportation as required by the surgeon. Created with pre-assembled function blocks, the TrueLok is a simple, stable, versatile ring fixation system.

Building on the TrueLok brand, in the international markets, TL-HEX™ TrueLok Hexapod System®, was released in 2012. TL-HEX™ is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok™ frame. In essence, the system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings’ position is adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All the basic components from the TrueLok Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates as well as other assembly components and instrumentation) can be utilized with TL-HEX™; therefore external supports from both systems can be connected to each other when building fixation blocks. As with any other hexapod-type external fixator, for successful application of the TL-HEX™, an associated software is also available (www.tlhex.com).

Another one of our external fixation devices is the XCaliber® fixator, which is made from a lightweight radiolucent material and provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures. The radiolucency of XCaliber® fixators allows X-rays to pass through the device and provides the surgeon with improved X-ray visualization of the fracture and alignment. These three configurations cover a broad range of fractures. The XCaliber® fixators are provided pre-assembled in sterile kits to decrease time in the operating room.

Our proprietary XCaliber® bone screws are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue and improves bone grip. Other screws in this proprietary line do not include the hydroxyapatite coating, but offer different advantages such as patented thread designs for better adherence in hard or poor quality bone. We believe we have a full line of bone screws to meet the demands of the market. Adding to the XCaliber® bone screw product line are also cylindrical screws first released for the US market and which we expect will be following in international markets. The type of screw is geared towards the trauma applications of the Galaxy Fixation™ System.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone that requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arms and legs, e.g., humerus, femur and tibia. Alternatively, a plate is attached by screws to an area such as a broken wrist, hip or foot. Examples of our internal fixation devices include:

●

The Centronail® Titanium Nailing System is designed to stabilize fractures in the femur, tibia, supracondylar and humerus. Its main advantages are, it is made of titanium, offers improved mechanical distal targeting and instrumentation and has a design that requires significantly less inventory.

●

The Centronail® Ankle Compression Nail from Orthofix is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails. This product was released in the US market in 2012.

●

The VeroNail® marks Orthofix’s entry into the intramedullary hip nailing market. Designed for use in hip fractures, it provides a minimally-invasive screw and nail design intended to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

●

The Contours LPS™ (Lapidus Plating System) sold in the U.S. is intended for the correction of moderate to severe forefoot hallus valgus (HV), accompanying bunions and associated instability. The Lapidus Plating System consists of plates, screws and instrumentation. The anatomical plates are low-profile, titanium, (left and right) designed specifically for 1st metatarsocuneiform joint arthrodesis allowing compression across the joint achieved through a delta-shaped hole and compression screws. Lapidus System screws are titanium, low-profile and self-tapping, and include locking, non-locking, and bone compression screws in a variety of lengths.

In addition to the treatment of bone fractures, we also design, manufacture and distribute devices intended to treat congenital bone conditions, such as angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma. An example of a product offered in this area is the Eight-Plate Guided Growth System®.

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

We believe our spine products are positioned to address the needs of spine patients. Our products currently address the cervical fusion segment as well as the lumbar fusion segment, which is the largest sub-segment of the spine market.

We offer a wide array of spinal repair products used during surgical procedures intended to treat a variety of spine conditions. Many of these surgeries are fusion procedures in the cervical, thoracic and lumbar spine that utilize metal plates, rods and screws, interbody spacers, Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, as well as vertebral body replacement devices to promote bone growth.

Spinal Repair Solutions

The human spine is made up of 33 interlocking vertebrae that protect the spinal cord and provide structural support for the body. The top seven vertebrae make up the cervical spine, which bears the weight of the skull and provides the largest range of motion. The next 17 mobile vertebrae encompass the thoracic and lumbar, or thoracolumbar, sections of the spine. The thoracic spine (12 vertebrae) helps to protect the organs of the chest cavity by attaching to the rib cage, and is the least mobile segment of the spine. The lumbar spine (five vertebrae) carries the greatest portion of the body’s weight, allowing a degree of flexion, extension and rotation thus handling the majority of the bending movement. Additionally, five fused vertebrae make up the sacrum (part of the pelvis) and four vertebrae make up the final part of the spine, the coccyx.

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

Most fusion procedures performed on the lumbar area of the spine are done from the posterior, or back, while the majority of cervical fusions are performed from the anterior, or front, of the body. However, the growing use of interbody devices specially designed for an anterior approach has resulted in the increasing use this approach for many lumbar surgeries. Interbody devices are small hollow implants typically made of bone, metal or a thermoplastic compound called Polyetheretherketones (“PEEK”) that are placed between the affected vertebrae to restore the space lost by the degenerated disc. The hollow spaces within these interbody devices are typically packed with some form of bone grafting material designed to accelerate the formation of new bone around the graft, which ultimately results in the desired fusion.

We provide a wide array of implants designed for use primarily in cervical, thoracic and lumbar fusion surgeries. These implants are made of metal, bone, or PEEK. The majority of implants offered by our products are made of titanium metal. This includes the 3°™, Reliant® and Hallmark® cervical plates. Additionally, the Spinal Fixation System (“SFS”), the Firebird® Spinal Fixation Systems, the Phoenix® Minimally Invasive Spinal Fixation System, the Ascent® and Ascent® LE POCT Systems are sets of rods, crossbars and screws that are implanted during posterior fusion procedures. The Firebird ™ Modular and pre-assembled Spinal Fixation System are designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with our product ProView® MAP System. We also offer specialty plates that are used in less common procedures, and as such, are not manufactured by many device makers. These specialty plates include the Newbridge® Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, as well as the Unity® plate, which is used in anterior lumbar fusion procedures.

We also offer a variety of devices made of PEEK, including vertebral body replacements and interbody devices. Vertebral body replacements are designed to replace a patient’s degenerated or deformed vertebrae, whereas interbody devices, or cages, are designed to replace a damaged disc, restoring the space that had been lost between two vertebrae.

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

We maintain interactive relationships with spine and orthopedic centers in the U.S., Europe, and South and Central America, including research and clinical organizations such as the MTF, the Orthopedic Research and Education Foundation and the Texas Scottish Rite Hospital for Children. Several of the products that we market have been developed through these collaborations. In addition, we regularly receive suggestions for new products from the scientific and medical community, some of which result in Orthofix entering into assignment or license agreements with physicians and third parties. We also receive a substantial number of requests for the production of customized items, some of which have resulted in new products. We believe our policy of accommodating such requests enhances our reputation in the medical community.

In 2014, 2013 and 2012 we incurred $25.0 million, $26.8 million and $28.6 million, respectively, of research and development expense.

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

Our Integrity Advantage™ Program is designed to meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws. Key elements of the Integrity Advantage™ Program include:

●	Organizational oversight by senior-level personnel responsible for the compliance function within our Company;
●	Written standards and procedures, including a Corporate Code of Business Conduct;
●	Methods for communicating compliance concerns, including anonymous reporting mechanisms;
●	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action;
●	Compliance education and training for employees and contracted business associates;
●	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness;
●	Disciplinary guidelines to enforce compliance and address violations;
●	Exclusion lists screening of employees, and contracted business associates; and
●	Risk assessments to identify areas of regulatory compliance risk.

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

In addition, our Biologics business markets tissue for bone repair and reconstruction under the brand names Trinity Evolution® and Trinity ELITE® which are allogeneic, cancellous bone matrices containing viable stem cells. We believe these allografts are properly classified under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug. We believe they are regulated under Section 361 of the Public Health Service Act and C.F.R. Part 1271. Biologics also distributes certain surgical implant products known as “allograft” products that are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. We believe that these tissues are properly classified by the FDA as minimally-manipulated tissue and are covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers of the Trinity Evolution®, Trinity ELITE® and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a description of these risks, see Item 1A Risk Factors.

The medical devices we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance such approvals will be granted on a timely basis, if at all. While we believe we have obtained all necessary clearances and approvals for the manufacture and sale of our products and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

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

product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In June 2011, the FDA preannounced an inspection to close out the March 2009 Warning Letter issued to Blackstone Medical, Inc., and to determine compliance to Orthofix’s Quality System Requirements as well as to our Tissue Distribution program. At the close of the inspection, Orthofix received one Quality System observation on a form 483 however the FDA inspector concluded that all the corrective actions pertinent to the warning letter were adequately completed. When the FDA concludes that an inspection is “closed” under 21 C.F.R. 20.64 (d) (3), it will release a copy of the Establishment Inspection Report (“EIR”) to the inspected establishment. Orthofix received its EIR for the June 2011 inspection in August 2011 indicating that this inspection was closed. The corrective action associated with the one observation on the 483 was fully corrected by Orthofix and verified by the FDA in January 2012 during a routine inspection of the Lewisville facility. At the conclusion of the January inspection the FDA issued a 483 due to minor deficiencies within our quality systems. The Company replied with a formal response, and after reviewing the evidence the FDA determined our corrective action adequate and the audit was closed. In addition to the domestic FDA inspections, all manufacturing facilities of the Company are subject to annual Notified Body inspections. No major findings have been received and certification has been granted or maintained. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations or cash flows.

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

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. Also, third-party payors are increasingly challenging the medical necessity and prices paid for our products and services. The Medicare program is expected to continue to implement a new payment mechanism for certain items of durable medical equipment, prosthetic, orthotic supplies (“DMEPOS”) via the implementation of its competitive bidding program. The initial implementation was terminated shortly after it began in 2008 and the Centers for Medicare and Medicaid Services (“CMS”) began the rebid process in 2009 (“Round 1 Rebid”) with implementation of the rebid round occurring on January 1, 2011. Payment rates for certain DMEPOS items included in the Round 1 Rebid product categories, which categories do not currently include our products, will be determined based on bid prices rather than the current Medicare DMEPOS fee schedule. CMS has released the geographical areas included in Round 2 of the program, yet final decisions concerning which products will be affected have not been announced. The Company’s bone growth stimulation products are exempt from this competitive bidding process.

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

On February 1, 2013, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule that makes information publicly available about payments or other transfers of value from certain manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”), defined as applicable manufacturers, to physicians and teaching hospitals, which are defined as covered recipients. Called the “National Physician Payment Transparency Program: Open Payments,” this is one of many steps in the Affordable Care Act designed to create greater transparency in health care markets.

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

Strategic Business Units

Our revenues are generally derived from the sales of products in four SBUs, BioStim, Biologics, Extremity Fixation, and Spine Fixation, which accounted for 38%, 14%, 27%, and 21%, respectively, of our total net sales in 2014.

Sales, Marketing and Distributor Network

We have established a broad distribution network comprised of direct sales representatives and distributors. This established distribution network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in over 50 countries.

In our largest market, the U.S., our sales, marketing and distribution network is comprised of several sales forces addressing different business units. A hybrid distribution network of direct sales representatives and independent distributors addresses the BioStim SBU for regenerative stimulation products. Primarily an independent distribution network supplemented by some direct sales representatives addresses the Biologics SBU. A hybrid distribution network of both direct sales representatives and distributors addresses the Extremity Fixation SBU. Primarily an independent distribution network addresses the Spine Fixation SBU.

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

Marketing and Product Education

We seek to market our products principally to medical professionals, hospitals, government health agencies and organizations that contract on a large scale.

We support our sales force through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing and training materials, including materials outlining surgical procedures, for our customers, sales force and distributors in a variety of languages using printed, video and multimedia formats.

To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the Eucomed Code guidelines, we organize regular multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America and the Orthofix Institute for Research, Training and Education in the North American Operations and Training Center in Lewisville, Texas. The Orthofix Institute is a state of the art facility that features a lecture room, classroom, workshop and a 7-station bioskills laboratory. In 2014, surgeons from around the world attended these product education seminars, which included a variety of lectures from specialists as well as demonstrations and hands-on workshops. Each year many of our sales representatives and distributors independently conduct basic product training and education courses to local surgeons. We also regularly provide sales training at our training center in Lewisville, Texas, with our sales representatives in the field and in regional locations throughout the world. Additionally, we have implemented a web-based sales training program, which provides ongoing education for our sales representatives.

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

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation and orthopedic products, and subcontract the manufacture of a substantial portion of the component parts. We design and develop our spinal implant and Alloquent® Allograft HCT/Ps and subcontract the manufacture of a significant portion of the parts and instruments. Through subcontracting a portion of our manufacturing, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education and marketing as well as quality assurance standards. Although certain of our key raw materials are obtained from a single source, we believe alternate sources for these materials are available. Further, we believe an adequate inventory supply is maintained to avoid product flow interruptions. We have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

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

Capital Expenditures

We incurred tangible and intangible capital expenditures in the amount of $18.5 million, $29.7 million and $28.8 million in 2014, 2013 and 2012, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds and product instrument sets. In 2014 and 2013, the most significant capital expenditure was $5.4 million and $17.3 million, respectively, related to instrumentation and tooling. We plan to invest approximately $20 to $25 million in capital expenditures during 2015 to support the planned expansion of our business and our infrastructure initiative, which we call “Bluecore.” See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on Bluecore.  We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

At December 31, 2014, we had 922 employees worldwide. Of these, 622 were employed in the U.S. and 300 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 162 at December 31, 2014, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe we have good relations with our employees. Of our 922 employees, 384 were employed in sales and marketing functions, 208 in general and administrative roles, 220 in production and operations and 110 in research and development.

Item 1A.Risk Factors

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of this report, our management, with the participation of our current President and Chief Executive Officer and our Chief Financial Officer, has determined that we have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2014 related to revenue recognition practices for sales to the Company’s distributors,  accounts receivable reserves, inventory reserves, foreign subsidiary oversight and manual journal entry control procedures. Some of these material weaknesses resulted in material misstatements in our previously filed annual audited and interim unaudited consolidated financial statements, which caused us to file multi-year restatements of historical financial statements in each of March 2014 and March 2015.

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

We did not file our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2013, September 30, 2013, June 30, 2014 and September 30, 2014, respectively, or this Form 10-K, within the time frame required by SEC rules. Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Even if we maintain timely compliance with our SEC reporting obligations prospectively, until one year from the date of the filing of this Form 10-K, we will be ineligible to use shorter and less costly filing forms, such as Form S-3, to register our securities for sale. We may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We have not been in compliance with Nasdaq Stock Market LLC’s requirements for continued listing and, as a result, our common stock may be delisted from trading on Nasdaq, which could have a material effect on us and our shareholders.

As a result of the accounting review that led to our filing of a multi-year restatement of historical financial statements in March 2014, we were late in the filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 30, 2013, which caused us to be out of compliance with the rules of the Nasdaq Stock Market LLC (“Nasdaq”) and subject to having our stock delisted from trading on Nasdaq. In connection with our completion of that restatement in March 2014, a Nasdaq Hearings Panel determined on April 1, 2014 that we had regained compliance with Nasdaq’s listing rules. However, as a result of our further evaluation of certain accounting matters, and ultimate determination in August 2014 that we would further restate historical financial statements (which restatement was completed in March 2015), our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 and September 30, 2014, respectively, as well as this Form 10-K, also became late.  Under NASDAQ rules, this resulted in us receiving a delisting determination letter and participating in a NASDAQ Hearings Panel process.  Pursuant to that process, the Hearings Panel granted our request for an extension through March 31, 2015 to file these two Quarterly Reports on Form 10-Q, and through April 30, 2015 to file this Form 10-K.

As of the date hereof, we have now filed each of these reports within the applicable extension periods provided by the Hearings Panel, and we therefore believe that we currently again comply with Nasdaq’s listing rules. However, there can be no assurance that the Nasdaq Hearings Panel will determine that we are in compliance, or that such panel will not otherwise determine to delist our common stock or put restrictions on the ability of our common stock to remain listed prospectively. In addition, the Company currently is preparing its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, and currently expects to make such filing with the SEC no later than May 16, 2015 (the due date for such filing in the event that the Company seeks relief pursuant to SEC Rule 12b-25).  However, in the event that the Company is not able to file this report by such date (or any future SEC period report by its applicable due date), it would constitute an additional delinquency with Nasdaq’s listing rules, thereby requiring the Company to seek further relief from the Hearings Panel to avoid delisting.

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

In connection with this settlement and the guilty plea of our subsidiary, Orthofix Inc., to one felony count of obstruction of a federal audit (18 U.S.C. §1516), the court imposed a five-year term of probation on Orthofix Inc., with special conditions that mandate certain non-disparagement obligations and order Orthofix Inc. to continue complying with the terms of the CIA through the expiration of its term. In the event that we fail to satisfy these terms of probation, we could be subject to additional criminal penalties or prosecution, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As further described in Part I, Item 3, “Legal Proceedings” of this Form 10-K, in July 2013, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in a March 2014 completed multi-year restatement of our historical consolidated financial statements.  In March 2015, we completed a further multi-year restatement of historical consolidated financial statements.

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

●

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

●

federal false claims laws, which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal government payors that are false or fraudulent; and

●

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third-party payors, including commercial insurers.

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

Our products are sold either directly by us or by independent sales representatives to customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers. These products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid and Tricare, or private insurance plans and healthcare networks. Major third-party payors for medical services in the U.S. and internationally continue to work to contain health care costs and are increasingly challenging the policies and the prices charged for medical products and services. Any medical policy developments that eliminate, reduce or materially modify coverage of, or reimbursement rates for, our products could have an impact on our ability to sell our products. In addition, third-party payors may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. These policies and criteria may be revised from time-to-time.

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

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether, in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition, results of operations or cash flows. The process of obtaining FDA clearance and other regulatory clearances or approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification, which could materially adversely impact our ability to market or sell our devices. In addition, we may be subject to compliance action, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or off-label uses, or if the FDA challenges one or more of our determinations that a product modification did not require new approval or clearance by the FDA.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of the foregoing actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations or cash flows.

The impact of the Affordable Care Act (“ACA”) and other United States healthcare reform legislation on us remains uncertain.

In 2010 federal legislation to reform the United States healthcare system was enacted into law. The ACA is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. The ACA mandated certain CMS demonstration projects to test the effects of new approaches for paying for health services and delivering care, including bundled payments, value-based purchasing programs, establishment of accountable care organizations, a focus on patient-centered homes and physician payment reforms that incentivize the delivery of high quality, resource-conscious health care. Several provisions of the ACA specifically impact the medical equipment industry, including the elimination of the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduced the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. For 2014, the update factor is 1.0% (reflecting a 1.8% inflation update that is partially offset by a 0.8% “productivity adjustment”).

The ACA establishes new disclosure requirements (Physician Payment Sunshine Act) regarding financial arrangements between medical device, pharmaceutical and biologics manufacturers that participate in U.S. federal health care programs and physicians and teaching hospitals, including physicians who serve as consultants. The recordkeeping requirements were effective as of August 1, 2013. Manufacturers and GPOs were required to report the data for August through December of 2013 to CMS by June 30, 2014, and the first reports were made publicly available on September 30, 2014.  The regulations require us to report annually to CMS certain payments and transfers of value to physicians and teaching hospitals.  Failure to fully and accurately disclose transfers of value to physicians and teaching hospitals could subject us to civil monetary penalties. Several states also have enacted specific marketing and payment disclosure requirements, and other states may do so in the future.

We expect the new law will have a significant impact upon various aspects of our business operations. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand fully and predict the ultimate impact of the new law on our business, the legislation could have a material adverse effect on our business, cash flows, financial condition or results of operations.

Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if a group purchasing organization or similar entity excludes us from being a supplier.

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

Our ability to market our BioStim, Biologics, Extremity Fixation and Spine Fixation products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, doctors, other healthcare providers and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers and patients.

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

There has been substantial litigation in the medical device industry with respect to the manufacture, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to defend against allegations relating to the infringement of patent or proprietary rights of third parties. Any such litigation could, among other things:

●	require us to incur substantial expense, even if we are successful in the litigation;
●	require us to divert significant time and effort of our technical and management personnel;
●	result in the loss of our rights to develop or make certain products; and
●	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties or to satisfy judgments or to settle actual or threatened litigation.

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

Our allograft and mesenchymal stem cell allografts could expose us to certain risks that could disrupt our business.

Our Biologics business markets tissue under the brand names Trinity Evolution® and Trinity ELITE®. Trinity Evolution® and Trinity ELITE® are derived from human cadaveric donors, and our ability to market the tissues depends on our supplier continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. We believe that Trinity Evolution® and Trinity ELITE® are properly classified under the FDA’s HCT/P regulatory paradigm and not as a medical device or as a biologic or drug. There can be no assurance that the FDA will not at some future date re-classify Trinity Evolution® and Trinity ELITE®, and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional post-market regulatory requirements. The success of our Trinity Evolution® and Trinity ELITE® allografts will depend on these products achieving broad market acceptance, which can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. Because Trinity Evolution ® and Trinity Elite are classified as HCT/Ps, they can from time to time be subject to recall for safety or administrative reasons.

Our Biologics business also distributes allograft products that are derived from human tissue harvested from cadavers that are used for bone reconstruction or repair, which are surgically implanted into the human body. We believe these allograft products are properly classified as HCT/P products and not as a medical device or a biologic or drug. There can be no assurance that the FDA would agree that this regulatory classification applies to these products and any regulatory reclassification could have adverse consequences for us or for the suppliers of these products and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements. Moreover, the supply of these products to us could be interrupted by the failure of our suppliers to maintain high standards in performing required donor screening and infectious disease testing of donated human tissue used in producing allograft implants. Our allograft implant business could also be adversely affected by shortages in the supply of donated human tissue or negative publicity concerning methods of recovery of tissue and product liability actions arising out of the distribution of allograft implant products.

We may not be able to successfully introduce new products to the market, and market opportunities that we expect to develop for our products may not be as large as we expect.

During 2014, we continued to make improvements in revenues related to several new products we introduced to the market over the past two years, including the CONSTRUX®Mini PTC™ PEEKTI Composite Spacer System™, Phoenix®™ Minimally Invasive Spinal Fixation System, the Firebird®™ Deformity Correction System, the FORZA®™ Spacer System, TL-HEX™ TrueLok Hexapod System®, Galaxy Fixation™ System, Contours LPS™ (Lapidus Plating System), Centronail® Ankle Compression Nail, among others. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

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

We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, operating results and financial condition.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our cash flows, operating results and financial condition.

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, are currently seeking to upgrade our financial reporting system and other information technology systems. These and any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our cash flows, operating results and financial condition.

A significant portion of our operations run on a single Enterprise Resource Planning (“ERP”) platform. To manage our international operations efficiently and effectively, we rely heavily on our ERP system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. It is also possible that future acquisitions will operate on different ERP systems and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could adversely affect our cash flows, operating results and financial condition.

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

We sell our products in many countries through independent distributors. Generally, our independent sales representatives and our distributors have the exclusive right to sell our products in their respective territories and are generally prohibited from selling any products that compete with ours. The terms of these agreements vary in length, generally from one to ten years. Under the terms of our distribution agreements, each party has the right to terminate in the event of a material breach by the other party and we generally have the right to terminate if the distributor does not meet agreed sales targets or fails to make payments on time. Any termination of our existing relationships with independent sales representatives or distributors could have an adverse effect on our business unless and until commercially acceptable alternative distribution arrangements are put in place. In addition, we operate in areas of the world that have been disproportionately affected by the global recession and we bear risk that existing or future accounts receivable may be uncollected if these distributors or hospitals experience disruptions to their business that cause them to discontinue paying ongoing accounts payable or become insolvent.

We face risks related to foreign currency exchange rates.

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2014 have had an unfavorable impact of $0.3 million on net sales from continuing operations outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we enter into currency hedges from time to time. At December 31, 2014, we had outstanding a currency swap to hedge a €28.7 million foreign currency exposure.

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

We import and export our products to and from a number of different countries around the world. These product movements involve subsidiaries and third parties operating in jurisdictions with different customs and import/export rules and regulations. Customs authorities in such jurisdictions may challenge our treatment of customs and import/export rules relating to product shipments under aspects of their respective customs laws and treaties. If we are unsuccessful in defending our treatment of customs and import/export classifications, we may be subject to additional customs duties, fines or penalties that could adversely affect our profitability.

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

Since we sell our products in many different countries, our business is subject to risks associated with conducting business internationally. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

●	changes in a specific country’s or region’s political or economic conditions;
●	trade protection measures and import or export licensing requirements or other restrictive actions by foreign governments;
●	consequences from changes in tax or customs laws;
●	difficulty in staffing and managing widespread operations;
●	differing labor regulations;
●	differing protection of intellectual property;
●	unexpected changes in regulatory requirements; and
●	application of the FCPA and other anti-bribery or anti-corruption laws to our operations.

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

We may from time to time sell, license, assign or otherwise dispose of or divest assets, the stock of subsidiaries or individual products, product lines or technologies, which we determine are no longer desirable for us to own, some of which may be material. Any such activity could result in our incurring costs and expenses from these efforts, some of which could be significant, as well as retaining liabilities related to the assets or properties disposed of even though, for instance, the income-generating assets have been disposed of. These costs and expenses may be incurred at any time and may have a material impact on our results of operations.

Our subsidiary, Orthofix Holdings, Inc., maintains a $100 million senior secured line of credit that expires in August 2015.

On August 30, 2010, the Company, through one of its U.S. subsidiaries, Orthofix Holdings, Inc., entered into a credit agreement providing for (1) a five-year term loan facility of $100 million, and (2) a five-year revolving credit facility of $200 million.  These loan arrangements refinanced and replaced a prior credit facility that Orthofix Holdings had entered into in 2006 in connection with an acquisition transaction.  At the time of implementation in August 2010, the full $100 million term loan facility and approximately $132.4 million of the revolving credit facility were drawn.  The Company subsequently paid all amounts drawn under both the term loan and revolving loan and, as of the date hereof, there is no balance on either loan facility.  Further, in January 2015, at the Company’s request, the lenders agreed to reduce the available capacity under the revolving facility to $100 million.

The credit agreement contains a term that expires on August 30, 2015.  As such, to retain the currently available borrowing capacity (or to increase it further), we will need either to amend the existing agreement with the current lenders, or enter into a new credit agreement with the current or different group of lenders.  However, there can be no assurance that the current lenders, or a different group of lenders, will be willing to provide us financing on terms as favorable as those contained in the current agreement, or at all (including in the event that current favorable conditions in U.S. and international credit markets were to deteriorate).  This might impair our ability to obtain sufficient funds for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.  In addition, borrowings under an amended or new credit agreement could be subject to interest rate terms that are less favorable than those that have been available to the Company under the current agreement.

Further, the current credit agreement contains negative covenants applicable to us and our subsidiaries, including restrictions on indebtedness, liens, dividends and mergers and sales of assets. The credit agreement also contains certain financial covenants, a breach of which could result in an event of default under the Credit Agreement, which could permit acceleration of the debt payments under the facility. We believe that we were in compliance with the negative covenants, and there were no events of default, at December 31, 2014 (and in prior periods). However, an amended or new credit agreement would likely have a different set of negative covenants, and there can be no assurance that the Company would be able to meeting such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement, which could have a material adverse effect on our financial position

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

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

A significant portion of our assets is comprised of goodwill. We may not receive the recorded value for our goodwill if we sell or liquidate our business or assets. The material concentration of goodwill increases the risk of a large charge to earnings if recoverability of goodwill is impaired, which would have an adverse effect on our net income.

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

Our principal facilities as of December 31, 2014 are:

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

Matters Related to the Audit Committee’s Review and the Restatement of Certain of our Consolidated Financial Statements.

Audit Committee Review

In July 2013, the Audit Committee of our Board of Directors began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in a restatement of our previously filed consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 and the fiscal quarter ended March 31, 2013, as well as the restatement of certain financial information for the fiscal years ended December 31, 2009, 2008 and 2007. This restatement, which we completed and filed in March 2014, is referred to herein as the “Original Restatement.”

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain entries with respect to the previously filed financial statements contained in the filings containing the Original Restatement were not properly accounted for under U.S. GAAP. As a result, the Company determined in August 2014 to restate its previously filed consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 and quarterly reporting periods contained within the fiscal years ended December 31, 2013 and 2012, as well as the fiscal quarter ended March 31, 2014. This restatement, which we completed in March 2015, is referred to herein as the “Further Restatement.”

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

Securities Class Action Complaint

On August 14, 2013, a securities class action complaint against the Company, currently styled Tejinder Singh v. Orthofix International N.V., et al. (No.:1:13-cv-05696-JGK), was filed in the United States District Court for the Southern District of New York arising out of the then anticipated restatement of our prior financial statements and the matters described above. Since the date of original filing, the complaint has been amended.

The lead plaintiff’s complaint, as amended, purports to bring claims on behalf of persons who purchased the Company’s common stock between March 2, 2010 and July 29, 2013. The complaint asserts that the Company and four of its former executive officers, Alan W. Milinazzo, Robert S. Vaters, Brian McCollum, and Emily V. Buxton (collectively, the “Individual Defendants”), violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5 (“Rule 10b-5”) by making false or misleading statements in or relating to the Company’s financial statements. The complaint further asserts that the Individual Defendants were liable as control persons under Section 20(a) of the Exchange Act for any violation by the Company of Section 10(b) of the Exchange Act or Rule 10b-5. As relief, the complaint requests compensatory damages on behalf of the proposed class and lead plaintiff’s attorneys’ fees and costs. On March 6, 2015, the court granted the defendants’ motion to dismiss as to Mr. Milinazzo and denied it with respect to the Company and the other Individual Defendants. This matter remains at an early stage and, as of the date of this Form 10-K, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

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

Corporate Integrity Agreement with HHS-OIG

As previously disclosed, on June 6, 2012, we entered into a definitive settlement agreement with the United States of America, acting through the DOJ and on behalf of HHS-OIG; the TRICARE Management Activity, through its General Counsel; the Office of Personnel Management, in its capacity as administrator of the Federal Employees Health Benefits Program; the United States Department of Veteran Affairs; and the qui tam relator, pursuant to which we agreed to pay $34.2 million (plus interest at a rate of 3% from May 5, 2011 through the day before payment was made) to settle criminal and civil matters related to the promotion and marketing of our regenerative stimulator devices (which we have also described in the past as our “bone growth stimulator devices”). In connection with such settlement agreement, Orthofix Inc., our wholly owned subsidiary, also pled guilty to one felony count of obstruction of a June 2008 federal audit (§18 U.S.C. 1516) and paid a criminal fine of $7.8 million and a mandatory special assessment of $400. Also as previously disclosed, on October 29, 2012, we, through our subsidiary, Blackstone Medical, Inc., entered into a definitive settlement agreement with the U.S. government and the qui tam relator, pursuant to which we paid $32 million to settle claims (covering a period prior to Blackstone’s acquisition by us) concerning the compensation of physician consultants and related matters. All of the $32 million we paid pursuant to such settlement was funded by proceeds we received from an escrow fund established in connection with our acquisition of Blackstone in 2006.

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

Matters Related to Our Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, we sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including the following:

●

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company incurred losses for settlements and judgments in connection with these matters during 2014, 2013 and 2012 of $3.8 million, $6.7 million and  $6.8 million, respectively. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

●

On or about August 2, 2010, Breg received a HIPAA subpoena issued by the DOJ. The subpoena sought documents from us and our subsidiaries for the period of January 1, 2000 through the date of the subpoena. We believe that this subpoena relates to an investigation by the DOJ into whether Breg’s sale, marketing and labeling of local infusion pumps for pain management, prior to Breg’s divestiture of this product line in 2008, complied with FDA regulations and federal law. We believe that document production in response to the subpoena was completed as of July 2012, and we currently do not expect any liability to result from this matter.

●

At the time of its divestiture by us, Breg was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units or who would not have purchased the units had they known they could be injured. In September 2014, the Company entered into a master settlement agreement resolving all pending pre-close claims. Pursuant to the terms of the settlement agreement, the Company paid approximately $1.3 million, and additional amounts owed under the settlement were paid directly by the Company’s insurance providers. These amounts paid by the Company were recorded as an expense in discontinued operations during the fiscal quarter ended June 30, 2014. Remaining cold therapy claims include a putative consumer class of individuals who did not suffer physical harm following use of the devices, and an appeal of an adverse July 2012 California jury verdict and a post-close cold therapy claim pending in California state court. We have established an accrual of $5.7 million for the July 2012 verdict and post-close cold therapy liabilities, however, actual liability could be higher or lower than the amount accrued. The putative class action is at an early stage and the Company currently cannot reasonably estimate the possible loss, or range of loss.

Item X.	Executive Officers of the Registrant

The following table sets forth certain information about the persons who served as our executive officers as of the date of this Form 10-K.

Name	Age	Position
Bradley R. Mason	61	President and Chief Executive Officer and Director
Doug Rice	49	Chief Financial Officer, Chief Accounting Officer
Davide Bianchi	50	President, Global Extremity Fixation
Michael M. Finegan	51	Chief Strategy Officer
Jeffrey M. Schumm	53	Chief Administrative Officer, General Counsel and Corporate Secretary

Our officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers. The following is a summary of the background of each executive officer.

Bradley R. Mason. Mr. Mason was appointed as the Company’s President and Chief Executive Officer in March 2013 and became a Director in June of 2013. He had previously served as the Company’s Group President, North America from June 2008 through October 2009, and as a Strategic Advisor from November 2009 through October 2010, when he had originally retired from the Company. Prior to being appointed as Group President, North America, he had served as a Vice President of the Company since December 2003, when the Company acquired Breg, Inc. Prior to its acquisition by Orthofix, Mr. Mason had served as President and Chairman of Breg, a company he principally founded in 1989 with five other shareholders. Mr. Mason has over 30 years of experience in the medical device industry, some of which were spent with dj Orthopedics (formally DonJoy) where he held the position of Executive Vice President. After his original retirement from Orthofix in 2010, he served in a variety of part-time consulting and advisory roles, including as a consultant to Orthofix from October 2012 to March 2013. Mr. Mason is the named inventor on 38 issued patents in the orthopedic product arena. He graduated Summa Cum Laude with an Associate of Arts and Associate of Science degree from MiraCosta College

Doug Rice. Mr. Rice became the Company’s Chief Financial Officer in April 2015.  He joined Orthofix as Chief Accounting Officer on September 4, 2014 and was appointed to the position of Interim Chief Financial Officer as of September 27, 2014. Mr. Rice joined the Company from Vision Source, an international optometric network provider, where he had served since 2012 as Senior Vice President and Chief Financial Officer. Mr. Rice served as the Vice President Finance, Treasurer of McAfee, a security technology company, from 2007 to 2012, when it was acquired by Intel. From 2000 to 2007, he served as the Senior Vice President, Corporate Controller of Concentra, Inc., a national healthcare service provider. Mr. Rice’s over 25 years of finance experience also included finance leadership positions with la Madelieine, Allied Marketing Group as well as PricewaterhouseCoopers (formerly Coopers & Lybrand) He is a certified public accountant, and holds an MBA and BBA, with honors, from Southern Methodist University.

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

Market for Our Common Stock

Our common stock is traded on the Nasdaq® Global Select Market under the symbol “OFIX.” The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq® for each of the two most recent fiscal years ended December 31, 2014. As of April 23, 2015 we had 326 holders of record of our common stock. The closing price of our common stock on April 23, 2015 was $36.36.

	High	Low
2013
First Quarter	$39.94	$35.87
Second Quarter	35.76	26.19
Third Quarter	28.58	20.77
Fourth Quarter	22.90	19.64
2014
First Quarter	$30.38	$20.50
Second Quarter	36.25	29.68
Third Quarter	36.63	20.50
Fourth Quarter	31.01	27.91

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

Recent Sales of Unregistered Securities

There were no securities sold by us during 2014 that were not registered under the Securities Act.

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

The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2009. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2014, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements. The financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

	Year ended December 31,
	2014	2013	2012	2011	2010
					(Unaudited)
	(U.S. Dollars in thousands, except margin and per share data)
Consolidated operating results
Net sales	$402,277	$397,611	$440,189	$435,519	$461,919
Gross profit	303,365	290,699	339,463	339,104	367,324
Gross profit margin	75%	73%	77%	78%	80%
Total operating income (loss) (3)	17,136	(11,192)	74,872	6,611	67,626
Net (loss) income from continuing operations	(3,744)	(18,205)	45,121	(15,806)	31,058
Net (loss) income from discontinued operations	(4,793)	(10,607)	(2,269)	(1,892)	13,299
Net (loss) income (1) (2) (3)	$(8,537)	$(28,812)	$42,852	$(17,698)	$44,357
Net income (loss) per share of common stock:
Basic:
Net (loss) income from continuing operations	$(0.20)	$(0.97)	$2.38	$(0.87)	$1.76
Net (loss) income from discontinued operations	(0.26)	(0.57)	(0.12)	(0.10)	0.76
Net (loss) income	$(0.46)	$(1.54)	$2.26	$(0.97)	$2.52
Net income (loss) per share of common stock:
Diluted:
Net (loss) income from continuing operations	$(0.20)	$(0.97)	$2.33	$(0.87)	$1.73
Net (loss) income from discontinued operations	(0.26)	(0.57)	(0.12)	(0.10)	0.74
Net (loss) income	$(0.46)	$(1.54)	$2.21	$(0.97)	$2.47

(1)	The Company has not paid any dividends in any of the years presented.
(2)	Includes the gain on sale of vascular operations of $8.5 million for the year ended December 31, 2010.
(3)

Operating income includes charges related to U.S. Government resolutions of $1.3 million and $57.1 million for the years ended December 31, 2012 and 2011, respectively.  Operating income in 2014 and operating loss in 2013 include costs incurred of $15.6 million and $12.9 million, respectively, for legal and other professional services in connection with the Audit Committee’s independent review of certain accounting matters and the multi-year restatements of our consolidated financial statements that we filed in March 2014 and March 2015, respectively.  Operating loss in 2013 also includes an impairment of goodwill of $19.2 million.

	As of December 31,
(at year-end)	2014	2013	2012	2011	2010
				(Unaudited)	(Unaudited)
	(U.S. Dollars in thousands, except share data)
Consolidated financial position
Total assets	$393,185	$411,975	$464,546	$676,160	$596,352
Total long-term debt	—	20,000	20,016	210,013	220,007
Shareholders’ equity	299,627	295,863	356,439	280,304	281,354
Weighted average number of shares of common shares outstanding (basic)	18,459,054	18,697,228	18,977,263	18,219,343	17,601,956
Weighted average number of shares of common shares outstanding (diluted)	18,459,054	18,697,228	19,390,413	18,219,343	17,913,545

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the results of our operations based upon the consolidated financial statements included herein, which have been prepared in accordance with U.S. GAAP. This discussion should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis also addresses our liquidity and financial condition and other matters.

General

We are a diversified, global medical device company focused on improving patients’ lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, TX, the Company has four strategic business units that include BioStim, Biologics, Extremity Fixation and Spine Fixation. Orthofix products are widely distributed via the Company’s sales representatives, distributors and its subsidiaries. In addition, Orthofix is collaborating on research and development activities with leading clinical organizations such as the Musculoskeletal Transplant Foundation and the Texas Scottish Rite Hospital for Children.

We have administrative and training facilities in the U.S., Italy, Brazil, the United Kingdom, France, Germany, and Puerto Rico and manufacturing facilities in the U.S. and Italy. We directly distribute products in the U.S., Italy, the United Kingdom, Germany, Switzerland, Austria, France, Brazil, Australia and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

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

Selected 2014 Financial Highlights

Our 2014 results and financial condition include the following items of significance:

●

Compared to prior year, BioStim revenues increased $9.6 million to $154.7 million, or 6.6%, Extremity Fixation revenues increased $6.3 million or 6.1%, Biologics increased $2.1 million or 4.0% and Spine Implants decreased $13.4 million, or 14.0%.

●	An increase in gross profit margin from 73.1% in 2013 to 75.4% in 2014 was primarily due to lower inventory reserve charges in 2014.
●

The decrease in operating expenses in 2014 compared to 2013 was primarily a result of an impairment of goodwill of $19.2 million in 2013, which did not recur in 2014.  Within operating expenses, general and administrative and costs related to the accounting review and restatement expenses increased, which were mostly offset by a decrease in sales and marketing expense.

2014 Operational Achievements

We had a number of operational accomplishments in 2014, led by the addition of experienced and talented people to both our Board of Directors and management team. We also introduced a number of new product lines in our fixation businesses. In our Extremity Fixation business in Europe we introduced; TrueLok Hex, our next generation ring fixation system; and Galaxy Unyco, a novel monocortical external fixation screw.  In our Spine Fixation business we launched; Centurion, our state-of-the-art posterior cervical system; LoneStar cervical stand-alone interbody; Samba Screw SI joint fixation system; and we did a limited market release of SkyHawk, our new lateral fusion and interbody system with its innovative retractor.  Additionally, we increased our investment in pre-clinical and clinical research and expanded our sales channels worldwide.  Lastly, we initiated project “Bluecore,” a multi-year, company-wide process and systems improvement initiative. See “Discussion of Infrastructure Initiative” below for additional information on Bluecore.

2015 Outlook

For fiscal year 2015, the Company expects:

●	Net sales in the range of $385 million to $390 million, representing a decline of (0.7%) to growth of 0.6% on a constant currency basis and a decline of 4.3% to 3.1% on a reported basis.
●	Adjusted EBITDA to be between $55 million and $58 million.

Critical Accounting Policies and Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes to the consolidated financial statements prepared in conformity with U.S. GAAP. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions form the basis for the carrying values of assets and liabilities. On an ongoing basis, we evaluate these estimates, which are based on historical experience and various other assumptions that management believe to be reasonable under the circumstances at that certain point in time.  Actual results may differ, significantly at times, from these estimates. We have reviewed our critical accounting policies with the Audit Committee of the Board of Directors.

We believe the following critical accounting policies and estimates affect the significant estimates and judgments we use in preparation of our consolidated financial statements.

Revenue Recognition

Commercial revenue is related to the sale of our implant products, generally representing hospital customers. Revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Revenue is also derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of our stimulation products. Revenue is recognized when the stimulation product is placed on or implanted in and accepted by the patient and all perfunctory documents that are required by the third-party payor have been obtained. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

For all distributor revenue, which is primarily related to implant products, we recognize revenue on the sell-through basis, effective April 1, 2013.  Prior to this date, we recognized revenue either on a sell-in or sell-through basis, depending on the specific circumstances of the distributor. In some cases we recognized distributor revenue as title and risk of loss passes at either shipment from our facilities or receipt at the distributor’s facility, assuming all other revenue recognition criteria had been achieved (the “sell-in method”). In some cases the revenue recognition criteria for distributor sales were not satisfied at the time of shipment or receipt; specifically, the existence of extra-contractual terms or arrangements caused us not to meet the fixed or determinable criteria for revenue recognition in some cases, and in others collectability had not been established. In situations where we are unable to satisfy the requirements to recognize revenue on the sell-in method, we recognize revenue relating to distributor arrangements once the product is delivered to the end customer (the “sell-through method”). Because we do not have reliable information about when our distributors sell the product through to end customers, we use cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases we are legally entitled to the accounts receivable at the time of shipment, we have not recognized accounts receivables or any corresponding deferred revenues associated with distributor transactions for which revenue is recognized on the sell-through method.

For distributors on the sell-in method prior to April 1, 2013, cost of sales were recognized upon shipment. For sell-through distributors, whose revenue is recognized upon cash receipt, we consider whether to match the related cost of sales expense with revenue or to recognize expense upon shipment. In making this assessment, we consider the financial viability of our distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, we defer the costs of sales until the revenue is recognized.

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

Inventory Allowances

Inventory, net of an allowance for excess and obsolescence, is stated at the lower of cost or market.  Reserves for excess, slow moving, and obsolete inventory are calculated as the difference between the cost of inventory and market, and are based on product life cycle, forecasted demand, and market conditions. Reserves for excess and obsolescence provisions are recorded as adjustments to cost of sales. As set forth in Accounting Standards Codification (“ASC”) Topic 330, Inventory (specifically ASC 330-10-35-14), a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances.  Our inventory allowance is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income, and inventory balances. We regularly evaluate our exposure for inventory write-downs.  If conditions or assumptions used in determining the market value change, additional inventory adjustments in the future may be necessary.

Goodwill and Other Intangible Assets

In accordance with ASC Topic 360—Property, Plant and Equipment, intangible assets with finite lives are tested for impairment if any adverse conditions exist or change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified.

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

We test goodwill at least annually for impairment, and between annual tests if indicators of potential impairment exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. We have identified four reporting units, which are consistent with our reporting segments; BioStim, Biologics, Extremity Fixation, and Spine Fixation.

In order to calculate the respective carrying values, we initially recorded goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit. Effective July 1, 2013, we re-aligned the Company’s reporting structure and consequently reallocated the carrying value of goodwill from its previous reporting units to its new reporting units based on the relative fair value of each new reporting unit to total enterprise value at July 1, 2013.

As a result of our change in reporting structure, we allocated goodwill to each reporting unit, and subsequently evaluated the Extremity Fixation and Spine Fixation reporting units for the possible impairment of goodwill, as there were indicators of impairment when completing a qualitative analysis. The result of this step two analysis was a full impairment of the goodwill allocated to our Extremity Fixation, and Spine Fixation reporting units, totaling $19.2 million. There continue to be no indicators of impairment in our remaining reporting units, which were reevaluated at year end using a qualitative assessment.

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

We account for uncertain tax positions in accordance with ASC Topic 740—Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

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

On June 30, 2014, we granted performance based restricted share awards to executive employees, which vesting is based on achieving earnings targets in two consecutive rolling four quarter periods.  The fair value of performance-based restricted stock awards are recognized, net of estimated forfeitures, over the derived requisite vesting period beginning in the period in which they are deemed probable to vest.

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2014 (%)	2013 (%)	2012 (%)
Net sales	100	100	100
Cost of sales	25	27	23
Gross profit	75	73	77
Operating expenses
Sales and marketing	41	44	41
General and administrative	19	16	12
Research and development	6	7	6
Amortization of intangible assets	1	1	1
Costs related to the accounting review and restatement	4	3	—
Impairment of goodwill	—	5	—
Total operating income (loss)	4	(3)	17
Net (loss) income from continuing operations	(1)	(5)	11
Net loss from discontinued operations	(1)	(2)	(1)
Net (loss) income	(2)	(7)	10

Our segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, Spine Fixation, and supported by Corporate activities. These SBUs represent the segments for which our Chief Executive Officer, who is our Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among business units. Accordingly, our segment information has been prepared based on our four SBU’s reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, which is supported by strong basic mechanism of action data in the scientific literature and as well as strong level one randomized controlled clinical trials in the medical literature.  Current research and clinical studies are also underway to identify potential new clinical indications.  This SBU uses both distributors and independent sales representatives to sell its devices to hospitals, doctors and other healthcare providers, primarily in the U.S.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, independent sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with the Musculoskeletal Transplant Foundation

(“MTF”) allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors, independent sales representatives and affiliates. This SBU uses both independent distributors and direct sales representatives to sell orthopedic products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributors and independent sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation, of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

Net Sales by SBU:

The table below presents net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees.

	Net Sales by SBU Year ended December 31,
(U.S. Dollars in thousands)	2014		2013		2012
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
BioStim	$154,676	38%	$145,085	36%	$174,562	40%
Biologics	55,881	14%	53,746	14%	53,731	12%
Extremity Fixation	109,678	27%	103,359	26%	112,011	25%
Spine Fixation	82,042	21%	95,421	24%	99,885	23%
Total Net Sales	$402,277	100%	$397,611	100%	$440,189	100%

2014 Compared to 2013

Net Sales

Net sales increased 1.2% or $4.7 million, to $402.3 million in 2014 compared to $397.6 million in 2013. The impact of foreign currency decreased sales by $0.3 million in 2014 when compared to 2013. Net sales include product sales and marketing service fees, which is comprised of biologic sales of Trinity Evolution® and Trinity ELITE®.

Net Sales by SBU

Net sales in our BioStim SBU increased 6.6% or $9.6 million, to $154.7 million in 2014 compared to $145.1 million in 2013. The increase was due to enhancements to the sales organization, which included adding management and salespeople in underserved geographies as well as additional sales representatives exclusively dedicated to our Physio-Stim® product line, as well as the reduction in third-party payor revenue in 2013 driven by our transition to recognize revenue upon accumulation of the full billable package for third-party payors given the increased complexity in insurance billing requirements.

Net sales in our Biologics SBU increased 4.0% or $2.1 million, to $55.9 million in 2014 compared to $53.7 million in 2013.  The increase was mainly due to an expanded sales channel as well as continued conversion to our next generation cell-based bone growth tissue technology (Trinity ELITE®).  These increases were offset slightly by a reduction in marketing fee percentages received for our Trinity products starting in April 2013.

Net sales in our Extremity Fixation SBU increased 6.1% or $6.3 million, to $109.7 million in 2014 compared to $103.4 million in 2013. The increase was due to recently expanded product launches and improvement in international collections of cash basis sales. The increase was partially offset by declining revenue in Brazil, which has experienced significant disruption to the sales channel during 2014 as we rebuild our Brazil sales organization.

Net sales in our Spine Fixation SBU decreased 14.0% or $13.4 million, to $82.0 million in 2014 compared to $95.4 million in 2013.  The decrease was due to a loss of sales momentum resulting from our efforts to reorganize the sales force to improve profitability, which began in late 2013 and continued through the first half of 2014.

Gross Profit

Our gross profit increased 4.4% or $12.7 million, to $303.4 million in 2014 compared to $290.7 million in 2013. Gross profit as a percent of net sales in 2014 was 75.4% compared to 73.1% in 2013. The increase in gross profit as a percent of net sales is primarily driven by higher inventory reserves in 2013.

Sales and Marketing Expense

Sales and marketing expense, which includes commissions and the bad debt provision decreased 5.1% or $8.9 million, to $166.5 million in 2014 compared to $175.5 million in 2013. As a percent of net sales, sales and marketing expense was 41.4% in 2014 compared to 44.1% in 2013.  The decrease was due to tighter cost controls of non-variable expenses, along with lower commission rates due to the reorganization of the Brazil and U.S. Spine Fixation sales forces, as well as a decrease in Spine Fixation sales.

General and Administrative Expense

General and administrative expense increased 18.4% or $12.0 million, to $76.8 million in 2014 compared to $64.8 million in 2013. As a percent of net sales, general and administrative expense was 19.1% in 2014 compared to 16.3% in 2013. The increase is primarily due to our investment in the implementation of an internal audit function and focused efforts on key process and control improvements.  In addition, we spent $3.8 million in 2014 on Bluecore.  Also in 2014, medical insurance payouts were higher than normal causing a large fluctuation from the prior year since the company is self-insured up to a stop loss threshold.

Research and Development Expense

Research and development expense decreased 6.6% or $1.8 million in 2014 to $25.0 million compared to $26.8 million in 2013. As a percent of net sales, research and development expense declined slightly to 6.2% in 2014 compared to 6.7% for the same period last year. The decrease was primarily due to a $2 million payment to Musculoskeletal Transplant Foundation (“MTF”) in the second quarter of 2013 for the development and commercialization of Trinity ELITE®, which was released in the first half of 2013.

Amortization of Intangible Assets

Amortization of intangible assets was $2.3 and $2.7 million for 2014 and 2013, respectively.  Amortization expense was mainly due to the amortization associated with licensing new products, which began in the second half of 2013.

Costs related to the accounting review and restatement

As part of our accounting review and restatement of our consolidated financial statements, the Company incurred $15.6 million and $12.9 million for the years ended December 31, 2014 and 2013, respectively.

Impairment of Goodwill

As part of our change in reportable segments, we reallocated goodwill to each new reporting unit, and subsequently evaluated each reporting unit for impairment. As a result of this analysis, a full impairment of the goodwill allocated to our Spine Fixation and Extremity Fixation reporting units, of $19.2 million, was recognized in 2013.

Interest Expense, net

Interest expense, net was $1.8 million in both 2014 and 2013, primarily as the result of substantial repayments of long-term debt during 2013, resulting in a lower year over year outstanding debt balance, and to a lesser extent, lower interest rates, offset by increased fees associated with a larger unused revolver balance.

Other Income (Expense)

Other expense, net was $(2.9) million in 2014 compared to other income of $2.4 million in 2013. Other income for 2013 was primarily due to our receipt of $4.4 million related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. In addition, 2014 was negatively impacted by foreign exchange rates. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency, which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense)

We recognized a $16.2 million and $7.6 million provision for income tax for 2014 and 2013, respectively.   The income tax expense and effective tax rate for the year ended 2014 reflects a disproportionate ratio to the $7.6 million of income tax expense and effective tax rate of (71.7%) for the year ended 2013.  The principal factors affecting the Company’s 2014 effective tax rate were the Company’s mix of earnings amongst various tax jurisdictions, state taxes, changes in the valuation allowance, and changes in income tax reserves.

Discontinued operations

Discontinued operations include losses of approximately $4.8 million and $10.6 million, net of income taxes, in 2014 and 2013, respectively.  The losses were primarily from legal settlements and legal costs, which relate to certain specified product liability matters in relation to the Company’s former subsidiary, Breg. Orthofix agreed to indemnify Breg and its purchaser with respect to such matters.

Net Income (Loss)

Net loss in 2014 was $(8.5) million, or $(0.46) per basic and diluted share, compared to net loss of $(28.8) million, or $(1.54) per basic and diluted share for 2013.

2013 Compared to 2012

Net Sales

Net sales decreased 9.7% to $397.6 million in 2013 compared to $440.2 million in 2012. The impact of foreign currency decreased sales by $1.1 million in 2013 when compared to 2012. Net sales include product sales and marketing service fees, which is comprised of sales of Trinity Evolution® and Trinity Elite ™.

Net Sales by SBU

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

Net sales in our Biologics SBU remained relatively constant at $53.7 million in 2013 compared to the same in 2012. Net sales were positively impacted by an increase in our marketing service fee revenue from MTF related to the launch of our new tissue from Trinity ELITE®; however, this increase was primarily offset by a reduction in our marketing service fee from 70% to 65%, which became effective April 1, 2013.

Net sales in our Extremity Fixation SBU decreased 7.7% to $103.4 million in 2013 compared to $112.0 million for 2012, a decrease of $8.6 million. This decrease is due primarily to two factors. The first was deterioration of sales in Brazil, which accounted for 2.7% of our total decline and the second was a prospective change from a sell-in to cash accounting methodology beginning April 1, 2013 to all non-Brazil distributors, which accounted for 4.8% of the decline in sales. Historically, for most distributor transactions within our Extremity Fixation SBU, we recorded revenue on the sell-in accounting basis. However, as described more fully in Note 1 to the Consolidated Financial Statements, we have reassessed our application of distributor revenue recognition and have applied sell-through accounting for all distributor transactions within the Extremity Fixation SBU on a prospective basis beginning on April 1, 2013, which caused the majority of the decrease in net sales.

 Net sales in our Spine Fixation SBU decreased to $95.4 million in 2013 compared to $99.9 million for 2012, a decrease of 4.5%. This decrease was due to a 6% drop in average selling price (ASP) due to discounting, which was somewhat offset by double-digit growth in our international business.

Gross Profit

Our gross profit decreased 14.4% to $290.7 million for 2013 compared to $339.5 million for 2012. Gross profit as a percent of net sales in 2013 was 73.1% compared to 77.1% in 2012. This decrease was primarily due to the decrease of sales in our BioStim SBU, which carries a higher gross margin compared to our other products as well as increased costs that do not have a strong correlation to net sales, primarily associated with inventory reserves and salaries.

Sales and Marketing Expense

Sales and marketing expense, which includes commissions and the bad debt provision, generally increases and decreases in relation to sales. Sales and marketing expense decreased $3.3 million, or 1.8%, to $175.5 million in 2013 compared to $178.8 million in 2012. In 2013 the decrease in sales and marketing expense was primarily due to a decrease in commission expenses due to lower sales. As a percent of net sales, sales and marketing expense was 44.1% and 40.9% for 2013 and 2012, respectively.

General and Administrative Expense

General and administrative expense increased $11.1 million, or 20.7%, in 2013 to $64.8 million compared to $53.7 million in 2012. General and administrative expense as a percent of net sales was 16.3% in 2013 compared to 12.2% in 2012. The 2013 increase in general and administrative expense was primarily attributable to investments in people and processes to improve business structure and internal controls. These investments were primarily related to the departments of accounting and finance and information systems. The 2013 increase was also related to increased incentive compensation expense and medical device tax in 2013. General and administrative expense in 2012 included the impact of approximately $1.9 million in legal expenses associated with the bone growth stimulation investigation, and other costs incurred in connection with our internal investigation into the compliance with the Foreign Corrupt Practices Act with our former orthopedic distribution entity in Mexico.

Research and Development Expense

Research and development expense decreased $1.8 million in 2013 to $26.8 million compared to $28.6 million in 2012. As a percent of net sales, research and development expense remained relatively flat at 6.7% in 2013 compared to 6.5% for the same period last year.

Amortization of Intangible Assets

Amortization of intangible assets was $2.7 and $2.3 million for 2013 and 2012, respectively.

Costs related to the accounting review and restatement

As previously discussed, our Audit Committee conducted an Independent Review, with the assistance of outside professionals, of certain accounting matters. As a result of this review and the restatement of certain of our previously filed consolidated financial statements, the Company incurred legal, accounting and other professional fees of approximately $12.9 million through the year ended December 31, 2013.

Impairment of Goodwill

As part of our change in reportable segments, we reallocated goodwill to each new reporting unit, and subsequently evaluated each reporting unit for impairment. As a result of this analysis, a full impairment of the goodwill allocated to our Spine Fixation and Extremity Fixation reporting units, of $19.2 million, was recognized.

Charges Related to U.S. Government Resolutions

During 2012, we recorded a charge of $1.3 million representing imputed interest accrued from the respective settlement in principle dates in 2011 and 2012 through the payment dates in the fourth quarter of 2012 on the previously disclosed settlements in principle of the U.S. government investigations and related qui tam complaints related to our regenerative stimulation business and Blackstone Medical, Inc., respectively.

Interest Expense, net

Interest expense, net decreased to $1.8 million in 2013 compared to $4.2 million in 2012, primarily as the result of substantial repayments of long-term debt during 2012, resulting in a lower year over year outstanding debt balance, and to a lesser extent, lower interest rates.

Other Income (Expense)

Other income, net was $2.4 million in 2013 compared to other expense of $(1.6) million in 2012. The increase in other income can be mainly attributed to a gain recorded related to our receipt of $4.4 million cash related to the demutualization of a mutual insurance company in which we were an eligible member to share in such proceeds. This increase was partially offset by the negative effect of foreign exchange during 2013. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional (local) currency, which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Benefit (Expense)

We recognized a $7.6 million and $23.9 million provision for income tax for 2013 and 2012, respectively.   The income tax expense and effective tax rate for the year ended 2013 reflects a disproportionate ratio to the $23.9 million of income tax expense and effective tax rate of 34.7% for the year ended 2012.  The principal factors affecting the Company’s 2013 effective tax rate were the Company’s mix of earnings amongst various tax jurisdictions, state taxes, changes in the valuation allowance, and the impairment of non-deductible goodwill.  For the year ended 2012, the Company did not record a tax benefit on certain expenses associated with the Company’s estimate of the charges related to U.S. Government resolutions.

Discontinued operations

Discontinued operations in 2013 included approximately $10.6 million of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to its former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters. Discontinued operations in 2012 included the gain on the sale of Breg of $1.3 million and the results of our Sports Medicine SBU through May 24, 2012 (the closing date of the sale of Breg), net of income taxes. Subsequent to December 31, 2012, the Company won an arbitration award against an insurance carrier relating to its denial of coverage under excess products liability policies with total limits of $30 million. As a result of the binding arbitration award, the carrier is obligated to reimburse the Company for defense expenses, settlements, and judgments associated with the underlying products liability claims at issue. The Company was entitled to reimbursement of approximately $13 million for past losses incurred, which was partially offset by legal costs, and is included in discontinued operations in 2012.

Net Income (Loss)

Net loss in 2013 was $(28.8) million, or $(1.54) per basic share and diluted share, compared to net income of $42.9 million, or $2.26 per basic and $2.21 per diluted share for 2012.

Liquidity and Capital Resources

Discussion of Cash Flow

Cash, cash equivalents and restricted cash at December 31, 2014 were $71.2 million, of which $34.4 million is subject to certain restrictions under the senior secured credit agreement described below. This compares to cash, cash equivalents and restricted cash of $52.7 million at December 31, 2013, of which $23.8 million was subject to certain restrictions under the senior secured credit agreement described below. The increase in cash and cash equivalents was primarily due to a reduction of cash used in investing and financing activities, partially offset by a reduction in cash provided by operating activities.

	Year Ended December, 31,		Year over Year
(U.S. Dollars, in thousands)	2014	2013	Change

Net cash provided by operating activities	$50,958	$67,042	$(16,084)
Net cash used in investing activities	(19,950)	(31,052)	11,102
Net cash used in financing activities	(19,994)	(38,353)	18,359
Effect of exchange rate changes on cash	(3,123)	520	(3,643)
Net increase (decrease) in cash and cash equivalents	$7,891	$(1,843)	$9,734

Net cash provided by operating activities was $51.0 million in 2014 compared to $67.0 million in 2013, a decrease of $16.0 million. Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation, impairment of goodwill, deferred taxes, and the net gain on sale of Breg, Inc. and changes in working capital. Net income increased $20.3 million to a net loss of $(8.5) million in 2014 compared to net loss of $(28.8) million in 2013. Non-cash items for 2014 decreased $35.7 million to $26.7 million compared to $62.4 million in 2013. The change in working capital accounts is primarily attributable to improved accounts receivable collections. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory, reflect day’s sales in receivables of 56 days at December 31, 2014 compared to 62 days at December 31, 2013 and inventory turns of 1.7 and 1.5 times as of December 31, 2014 and December 31, 2013, respectively.

Net cash used in investing activities was $20.0 million in 2014 compared to $31.1 million in 2013 primarily driven by the net proceeds on the sale of Breg, Inc. in 2012. During 2014 and 2013, we invested $18.5 million and $29.7 million in capital expenditures, respectively.

Net cash used in financing activities was $20.0 million for 2014 compared to $38.4 million for 2013. Our restricted cash balance increased to $34.5 million due to an increase in cash held by subsidiaries that are party to the senior secured credit agreement, and is therefore restricted for use in the U.S. During the year ended December 31, 2014, we received proceeds of $10.5 million compared to $3.5 million during 2013 from the issuance of shares of our common stock related to stock purchase plan issuances and stock option exercises. In 2013, we used $39.5 million in connection with the stock repurchase program.

Option Agreement

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provides the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option. In consideration for the Option, (i) the Company paid a non-refundable $250 thousand fee to eNeura, and (ii) eNeura issued a Convertible Promissory Note (the “eNeura Note”) to the Company. The principal amount of the eNeura Note is $15.0 million and interest will accrue at 8.0%. The eNeura Note will mature on the earlier of (i) March 4, 2019, or (ii) consummation of the acquisition (as described below), unless converted or prepaid at an earlier date. The Company will be entitled to designate one representative for appointment to the board of directors of eNeura during the 18-month option period. Pursuant to an Agreement and Plan of Merger between the Company, eNeura and certain other parties, if the Company exercises the Option to acquire eNeura, the Company will pay to former eNeura shareholders $65.0 million (subject to certain positive or negative adjustments based on the assets and liabilities of eNeura). In addition, during the 4-year period following the closing of such acquisition, the Company may be required to pay additional cash consideration to eNeura shareholders upon the satisfaction of certain milestones.

Discussion of Infrastructure Initiative

In 2014, we initiated project “Bluecore,” a multi-year, company-wide process and systems improvement initiative to rebuild certain components of our infrastructure that is expected to conclude in the middle of 2017.  Bluecore has numerous work streams primarily focused around re-implementing our Oracle ERP system worldwide, improving our financial controls and reporting, streamlining our order to cash processes and collections, and optimizing our supply chain for cost reductions and field inventory visibility, among other upgrades.  The total budget, including operating and capital expenditures, for this project is approximately $30 million, of which $5 million was spent in 2014 and $19 million is budgeted for 2015.  We expect approximately 50% of this investment will be capitalized.

The strategic objective of Bluecore is to improve the reliability and efficiency of our systems, processes and reporting as well as drive down our overhead expenses as we complete each phase of the work.  We expect to improve supply chain management, simplify finance and accounting procedures and move to less manual processes with fewer redundancies throughout the Company.

Discussion of Credit Facilities

On August 30, 2010, the Company’s wholly owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain domestic direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto. The Credit Agreement provides for a five-year, $200.0 million secured revolving credit facility (the “Revolving Credit Facility”), and a five-year, $100.0 million secured term loan facility (the “Term Loan Facility”, and together with the Revolving Credit Facility, the “Credit Facilities”). On January 15, 2015, at the Company’s request, the lenders agreed to reduce the available capacity under the Revolving Credit Facility to $100 million.

As of December 31, 2014, we had no outstanding borrowings or outstanding principal due under the Credit Agreement.

At December 31, 2014, we had no outstanding borrowings and unused available lines of credit of approximately €5.8 million ($8.0 million) under a separate line of credit established in Italy to finance the working capital of our Italian operations. The terms of this line of credit give us the option to borrow amounts in Italy at rates determined at the time of borrowing.

Outstanding principal on the Revolving Credit Facility is due on August 30, 2015.  As such, to retain the currently available borrowing capacity (or to increase it further), we will need either to amend the existing agreement with the current lenders, or enter into a new credit agreement with the current or different group of lenders.  However, there can be no assurance that the current lenders, or a different group of lenders, will be willing to provide us financing on terms as favorable as those contained in the current agreement, or at all (including in the event that current favorable conditions in U.S. and international credit markets were to deteriorate).  This might impair our ability to obtain sufficient funds for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.  In addition, borrowings under an amended or new credit agreement could be subject to interest rate terms that are less favorable than those that have been available to the Company under the current agreement.

The Credit Agreement, as amended, requires Orthofix Holdings and the Company to comply with coverage ratios on a consolidated basis and contains affirmative and negative covenants, including limitations on additional debt, liens, investments and acquisitions.

The Credit Agreement, as amended, also includes events of default customary for facilities of this type. Upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lenders’ commitments terminated. Giving effect to certain limited waivers obtained by the Company from the lenders in connection with the Company’s then-pending restatement of financial statements and delay in filing its Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2014 and September 30, 2014, respectively, the Company was in compliance with the affirmative and negative covenants at December 31, 2014 and there were no events of default.

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

Other

We have incurred substantial expenses for legal and other professional services in connection with the multi-year restatements of our consolidated financial statements that we filed in March 2014 and March 2015, respectively. These expenses were in excess of $34 million from July 2013 through March 2015.

The Company’s current intention is to indefinitely reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction; to the extent they are generated and available. As an entity incorporated in Curaçao, “foreign subsidiaries” refer to both U.S. and non-U.S. subsidiaries. Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $292.6 million at December 31, 2012 to $342.4 million at December 31, 2013. The $342.4 million includes $354.1 million in U.S subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

Contractual Obligations

The following chart sets forth our contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations (U.S. Dollars in thousands)	Total	2015	2016-2018	2019	2020 and thereafter
Operating leases	18,165	3,885	9,095	2,444	2,741
Inventory purchase obligations (1)	2,492	2,492	-	-	-
Total	$20,657	$6,377	$9,095	$2,444	$2,741
(1)

The Company has inventory purchase commitments with third-party manufactures.   Due to the uncertainty of our future purchasing requirements, obligations under these agreements are included in the preceding table at the amount committed through December 31, 2014 all of which are due in 2015.

We may be required to make cash outlays related to our unrecognized tax positions. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, inclusive of interest and penalties, of $16.1 million as of December 31, 2014 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Item 8 – “Financial Statements and Supplementary Data” - Note 13, included in this report.

Off-balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations and the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of December 31, 2014, we had a currency swap in place to minimize foreign currency exchange risk related to a €28.7 million ($34.7 million translated at the December 31, 2014 foreign exchange rate) intercompany note. As of December 31, 2014 the fair value of the currency swap was approximately $2.1 million and is recorded in other long-term assets.

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

The Company believes that a concentration of credit risk related to its accounts receivable is limited because its customers are geographically dispersed and the end users are diversified across several industries. It is reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Great Britain Pound and Brazilian Real. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. As of December 31, 2014, we had an un-hedged intercompany receivable denominated in Euro of approximately €23.2 million ($28.1 million). We recorded a foreign currency gain during the year ended December 31, 2014 of $0.1 million related to this un-hedged long-term intercompany balance included in accumulated other comprehensive income during 2014, which resulted from the weakening of the Euro against the U.S. dollar during the period. For the year ended December 31, 2014, we recorded a foreign currency loss of $1.6 million on the statement of operations resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that fluctuate during the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the year ended December 31, 2014 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against all of the foreign functional currencies for our international operations during 2014 versus the same periods in 2013. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the year ended December 31, 2013 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against the local foreign currency versus the same periods in 2012. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Background of Restatements

In July 2013, the Audit Committee (“Audit Committee”) of our Board of Directors began conducting an independent review, with the assistance of outside professionals, of certain accounting matters (the “Independent Review”).  The Independent Review was prompted by members of the Company’s senior management bringing certain information to the attention of the chair of the Audit Committee that raised questions regarding whether the Company had properly recognized revenue under U.S. GAAP in connection with revenue from distributor sales that had been recorded in 2012 and 2011, including a significant return processed in the second quarter of 2013 relating to revenue recognized in 2012. The Independent Review focused on the periods between January 1, 2010 and March 31, 2013 and focused primarily on revenue recognition related to distributor arrangements and inventory reserve adjustments. The

Independent Review ultimately resulted in a restatement of our previously filed consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 and the fiscal quarter ended March 31, 2013, as well as the restatement of certain financial information for the fiscal years ended December 31, 2009, 2008 and 2007. This restatement, which we completed and filed in March 2014, is referred to herein as the “Original Restatement.”

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain entries with respect to the previously filed financial statements were not properly accounted for under U.S. GAAP. As a result, the Company determined in August 2014 to restate its previously filed consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 and quarterly reporting periods contained within the fiscal years ended December 31, 2013 and 2012, as well as the fiscal quarter ended March 31, 2014. This restatement, which we completed in March 2015, is referred to herein as the “Further Restatement.”

The Original Restatement and the Further Restatement resulted in the identification of material weaknesses as included in “Management’s Report on Internal Control over Financial Reporting,” below.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

In connection with the preparation and filing of this Form 10-K, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2014.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2014:

●

Revenue recognition practices for sales with distributors. In connection with the Original Restatement, we concluded that we recognized revenue in certain instances in advance of all revenue recognition criteria being met, and that our controls were not effective to reasonably ensure accurate recognition of revenue in accordance with U.S. GAAP for certain distributor sales transactions previously recorded by the Company’s domestic and international business units. In general, we did not establish and maintain procedures throughout the Company to reasonably ensure proper communication to, and assessment by, the Company’s finance and accounting department of deviations from contractually established terms, which included written or unwritten arrangements made with, or extra-contractual terms provided to, Company distributors at the onset of the sale regarding extended payment terms, product return or exchange rights, and similar concessions agreed to subsequent to the initial sale (which were not memorialized by any formal contractual amendment). Such additional terms were not evaluated, or not evaluated correctly, and were not maintained or reflected in Company customer sales files. In addition, Company personnel were not adequately trained with respect to certain revenue recognition principles applicable under U.S. GAAP that may have led to appropriate consideration of the additional terms entered into outside of the written contractual terms.

●

Accounts receivable reserves. In connection with our Further Restatement, we expanded our procedures of analyzing collections of accounts receivable to ensure accounts receivable included an appropriate reserve for estimated uncollectible amounts. We concluded the Company had incorrectly considered certain deferred revenue amounts when calculating the estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, assumed that some percentage of deferred amounts would be collected, rather than deferring the entire amount. In connection with these additional procedures, we believe the errors identified indicate that the controls relating to the accounts receivable reserve process and calculations were insufficiently designed to detect a material misstatement.

●

Inventory reserves. In connection with the Original Restatement, we concluded that errors occurred in establishing the Company’s inventory reserves due to a design deficiency in our controls over the computation and recording of such reserves. Our method of calculating inventory reserves resulted in the misapplication of U.S. GAAP, which caused us to make adjustments in the restated consolidated financial statements. Specifically, our controls were not designed to detect that increases in our forecasted demand for products, which resulted in reductions in subsequent fiscal years to reserves previously recorded. ASC Topic 330 Inventory (specifically ASC 330-10-35-14) states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances, and our controls were not designed to prevent such mark ups due to increases in forecasted demand for products. Additionally, in the Further Restatement, we concluded our controls were not adequately designed to ensure that we were accurately calculating excess inventory reserves based on the consideration of overall demand assumptions and for components of “kit” inventory, which is primarily held by our independent sales representatives. Additionally, our controls were not appropriately designed to ensure that when determining needed inventory reserves, we considered inventory held by third parties under inventory purchase obligations.

●

Foreign subsidiary oversight. In connection with the Original Restatement, we concluded that our oversight of certain foreign subsidiaries was insufficiently designed to detect material misstatements of financial information. Specifically, while these entities were included in oversight activities similar to our other locations, we believe the design of our controls did not adequately address the additional risks associated with certain entities. These additional risks include: sales comprised of higher risk distributor revenues; no specific requirements for statutory audits that may detect inadequacies in the Company’s customer and business records; and a business culture where oral agreements were more common, resulting in contract terms that were less likely to be formally documented.

●

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

Some of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements, which were corrected in the Original Restatement and the Further Restatement, respectively. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting, which follows this report.

Plans for Remediation

Our management has worked, and continues to work, to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weaknesses that have been described above. We intend to continue taking measures, including engaging outside professionals, as may be necessary and advisable, to assist us as we continue to address and rectify the foregoing material weaknesses. Since filing the Original Restatement, the Company has better aligned its current finance department staff, both domestically and internationally, to enhance the review and oversight of the accounting and finance functions. The Company has also added several key positions in its finance department, including director level roles in corporate accounting, U.S. accounting, and technical accounting. The Company continues to implement the remediation plans described herein. These remediation efforts are being undertaken under the supervision of the Audit Committee.

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

We are in the process of implementing and continuing to refine the plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have designed and are implementing the specific remediation initiatives described below:

Management’s remediation plan with respect to controls over revenue recognition practices relating to the Company’s distributors:

●	We have enhanced our revenue recognition training materials for all sales personnel;
●	We have conducted training of sales personnel (including senior-level management) pursuant to our updated revenue recognition training materials;
●	We have created and implemented an improved sales certification process to identify any sales with deviations from written sales contracts;
●

We have added key personnel within our finance department, which we believe will bring additional revenue recognition expertise to address our more complex revenue transactions to help ensure that our revenue recognition policies are correctly applied; and

●	We are working to improve procedures with respect to the proper communication, approval, documentation and accounting review of deviations from written sales contracts.

Management’s remediation plan with respect to controls over the calculation of the Company’s accounts receivable reserves:

●

We have enhanced the calculation and review of our accounts receivable reserves, including enhancing our model to incorporate separate consideration of deferred revenue for co-pay when calculating estimated reserves;

●	We have enhanced the account reporting structure within our general ledger system to provide increased transparency of deferred revenue versus contractual allowances; and
●	We have added key personnel within our finance department, which we believe will bring additional deferred revenue co-pay and accounts receivable reserves expertise.

Management’s remediation plan with respect to controls over the computation and recording of the Company’s inventory reserves:

●	We have enhanced controls over our model for determining inventory reserves to ensure that, once reserves are established in a fiscal year, subsequent write-ups based on demand are not recognized;
●

We have enhanced the calculation and review of our inventory reserve analysis, including enhancing our model to capture demand considerations at the component level rather than the aggregated “kit” level, and increasing the involvement of both finance and operational personnel, which we expect to provide better controls to assess excess and obsolete inventory based on the current inventory on hand in relation to the demand forecast and related reserves; and

●

We have implemented new procedures and controls to determine and verify for each period the amounts of inventory purchase obligations with third parties to assess if such amounts are considered excess amounts warranting reserve.

Management’s remediation plan with respect to controls over foreign subsidiary oversight:

●

We have changed our structure so that all of our foreign subsidiaries’ accounting functions now report to the VP of International Accounting, who then, along with our domestic subsidiaries’ accounting functions, report to the VP, Controller within the corporate accounting function, which enhances the review of, and provides additional corporate-level oversight of, their activities;

●

We have established and hired a Director of Controls and Process Improvement position, whose primary duties are the design and implementation of processes and procedures to strengthen internal control over financial reporting;

●

We have engaged a professional firm to perform testing and evaluation of the Company’s internal controls, and to assist the Company in designing and implementing additional financial reporting controls and financial reporting control enhancements; and

●	We are evaluating our accounting systems to determine appropriate enhancements, and a plan is being executed that includes upgrading accounting systems at foreign locations.

Management’s remediation plan with respect to controls over manual journal entries:

●

We have implemented a new accounting policy setting forth specific requirements regarding supporting documentation standards and review and approval procedures for manual journal entries, including specifying the types and levels of review to be performed based on specifically defined criteria associated with the nature and magnitude of manual journal entries; and

●

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited Orthofix International N.V.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to (1) the prevention of revenue recognition in advance of all revenue recognition criteria being met for certain distributor sales transactions entered into by the Company’s domestic and international business units, (2) estimating accounts receivable reserves, (3) the computation and recording of inventory reserves, (4) the oversight of certain foreign subsidiaries due to the particular risks associated with such subsidiaries, and (5) controls over the preparation and review of manual journal entries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of these consolidated financial statements, and this report does not affect our report dated April 29, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Orthofix International N.V. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, Texas

April 29, 2015

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

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company’s annual report on Form 20-F dated June 29, 2001 and incorporated herein by reference).

3.2	Articles of Association of the Company as amended (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference).

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

10.4

Limited Waiver, entered into on August 14, 2014, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of its wholly owned subsidiaries, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed August 19, 2014 and incorporated herein by reference).

10.5

Limited Waiver, entered into on September 30, 2014, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of its wholly owned subsidiaries, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed October 6, 2014 and incorporated herein by reference).

10.6

Commitment Reduction and Limited Waiver, dated as of January 15, 2015, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of their wholly owned subsidiaries, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed January 16, 2015 and incorporated herein by reference).

10.7

Limited Waiver, dated as of February 26, 2015, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of their wholly owned subsidiaries, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed February 27, 2015 and incorporated herein by reference).

Exhibit Number	Description
10.8†

Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.9

Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.10†

Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

10.11†

Amendment No. 3 to Matrix Commercialization Collaboration Agreement, entered into on July 1, 2013 and effective as of June 25, 2013, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2013 and incorporated herein by reference).

10.12

Amendment No. 4 to Matrix Commercialization Collaboration Agreement, entered into on April 1, 2014, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed April 7, 2014 and incorporated herein by reference).

10.13

Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.14	Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)

10.15	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.16

Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014-Present Grants (Time-Based Vesting) (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.17

Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014-Present Grants (Time-Based Vesting) (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.18

Form of Employee Performance Vesting Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014 Grants (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.19

Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014-Present Grants (Time-Based Vesting) (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.20

Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (pre-2014 grants) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.21

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.22

Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan (pre-2014 grants) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.23

Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan (pre-2014 grants) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.24

Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.25

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

10.27

Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants— year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.28

Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2011 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.29

Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (post-2010 grants—vesting over 3 years) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.30

Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (3 year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.31	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

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

10.38

Amendment #1 to Employment Agreement, dated as of February 27, 2014, between Orthofix and Emily Buxton (filed as an exhibit to the Company’s current report on Form 8-K filed March 4, 2014 and incorporated herein by reference).

10.39

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
10.42

Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan, dated March 13,

2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.43

Letter Agreement, dated May 9, 2013, between Orthofix Inc. and Vicente Trelles (filed as an exhibit to the Company’s current report on Form 8-K filed May 14, 2013 and incorporated herein by reference).

10.44

Letter Agreement, entered into on June 18, 2013, between Orthofix Inc. and Brian McCollum (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2013 and incorporated herein by reference).

10.45

Consulting Letter Agreement, dated as of November 5, 2013, between Orthofix International N.V. and James F. Gero (filed as an exhibit to the Company’s current report on Form 8-K filed November 6, 2013 and incorporated herein by reference).

10.46

Employment Agreement, dated November 26, 2013, by and between Orthofix AG and Davide Bianchi (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.47

Amended and Restated Employment Agreement, effective as of November 20, 2014, by and between Orthofix International N.V., Davide Bianchi and, solely for purposes of certain specified provisions, Orthofix AG (filed as an exhibit to the Company’s current report on Form 8-K filed November 28, 2014 and incorporated herein by reference).

10.48

Employment Agreement, entered into and effective as of May 5, 2014, by and between Orthofix Inc. and Mark A. Heggestad (filed as an exhibit to the Company’s current report on Form 8-K filed May 8, 2014 and incorporated herein by reference).

10.49

Inducement Grant Non-Qualified Stock Option Agreement, dated May 5, 2014, between Orthofix International N.V. and Mark A. Heggestad (filed as an exhibit to the Company’s current report on Form 8-K filed May 8, 2014 and incorporated herein by reference).

10.50

Inducement Grant Restricted Stock Agreement, dated May 8, 2014, between Orthofix International N.V. and Mark A. Heggestad (filed as an exhibit to the Company’s current report on Form 8-K filed May 8, 2014 and incorporated herein by reference).

10.51

Employment Agreement, entered into and effective as of September 4, 2014, between Orthofix Inc. and Doug Rice (filed as an exhibit to the Company’s current report on Form 8-K filed September 8, 2014 and incorporated herein by reference).

10.52

Amendment No. 1 to Employment Agreement, entered into and effective as of October 3, 2014, between Orthofix Inc. and Doug Rice (filed as an exhibit to the Company’s current report on Form 8-K filed October 6, 2014 and incorporated herein by reference).

10.53

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

10.54

Amended Plea Agreement entered into on December 14, 2012, among the United States Attorney for the District of Massachusetts, the Department of Justice and Orthofix Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed December 19, 2012 and incorporated herein by reference).

10.55

Corporate Integrity Agreement, entered into on June 6, 2012, between the Office of Inspector General of the Department of Health and Human Services and Orthofix International N.V. (filed as an exhibit to the Company’s current report on Form 8-K/A filed June 7, 2012 and incorporated herein by reference).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Certification of Chief Financial Officer

Exhibit Number	Description
101

The following financial statements from Orthofix International N.V. on Form 10-K for the year ended December 31, 2014 filed on April 29, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed with this Form 10-K.
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

ORTHOFIX INTERNATIONAL N.V.

Dated: April 29, 2015	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director

Dated: April 29, 2015	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRADLEY R. MASON Bradley R. Mason	President and Chief Executive Officer, Director (Principal Executive Officer)	April 29, 2015

/s/ DOUG RICE Doug Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2015

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Chairman of the Board of Directors	April 29, 2015

/s/ LUKE FAULSTICK Luke Faulstick	Director	April 29, 2015

/s/ JAMES HINRICHS James Hinrichs	Director	April 29, 2015

/s/ GUY JORDAN Guy Jordan	Director	April 29, 2015

/s/ ANTHONY MARTIN Anthony Martin	Director	April 29, 2015

/s/ MARIA SAINZ Maria Sainz	Director	April 29, 2015

/s/ DAVEY S. SCOON Davey S. Scoon	Director	April 29, 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 29, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

April 29, 2015

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2014 and 2013

(U.S. Dollars, in thousands except share and per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$36,815	$28,924
Restricted cash	34,424	23,761
Trade accounts receivable, less allowances of $7,285 and $9,111 at December 31, 2014 and 2013, respectively	61,358	70,811
Inventories	59,846	72,678
Deferred income taxes	37,413	39,999
Prepaid expenses and other current assets	26,552	28,933
Total current assets	256,408	265,106
Property, plant and equipment, net	48,549	54,372
Patents and other intangible assets, net	7,152	9,046
Goodwill	53,565	53,565
Deferred income taxes	18,541	22,394
Other long-term assets	8,970	7,492
Total assets	$393,185	$411,975
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	13,223	20,674
Other current liabilities	53,220	49,676
Total current liabilities	66,443	70,350
Long-term debt	—	20,000
Deferred income taxes	229	13,026
Other long-term liabilities	26,886	12,736
Total liabilities	93,558	116,112
Contingencies (Note 17)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,611,495 and 18,102,335 issued and outstanding as of December 31, 2014 and 2013, respectively	1,861	1,810
Additional paid-in capital	232,788	216,653
Retained earnings	65,360	73,897
Accumulated other comprehensive (loss) income	(382)	3,503
Total shareholders’ equity	299,627	295,863
Total liabilities and shareholders’ equity	$393,185	$411,975

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2014, 2013 and 2012

(U.S. Dollars, in thousands, except share and per share data)	2014	2013	2012
Product sales	$351,525	$349,552	$393,647
Marketing service fees	50,752	48,059	46,542
Net sales	402,277	397,611	440,189
Cost of sales	98,912	106,912	100,726
Gross profit	303,365	290,699	339,463
Operating expenses
Sales and marketing	166,547	175,468	178,771
General and administrative	76,790	64,830	53,650
Research and development	24,994	26,768	28,577
Amortization of intangible assets	2,284	2,687	2,298
Costs related to the accounting review and restatement	15,614	12,945	—
Impairment of Goodwill	—	19,193	—
Charges related to U.S. Government resolutions (Note 17)	—	—	1,295
	286,229	301,891	264,591
Operating income (loss)	17,136	(11,192)	74,872
Other income and (expense)
Interest expense, net	(1,785)	(1,827)	(4,161)
Other (expense) income	(2,895)	2,416	(1,646)
	(4,680)	589	(5,807)
Income (loss) before income taxes	12,456	(10,603)	69,065
Income tax expense	(16,200)	(7,602)	(23,944)
Net (loss) income from continuing operations	(3,744)	(18,205)	45,121
Discontinued operations (Note 16)
Gain on sale of Breg, Inc., net of tax	—	—	1,345
Loss from discontinued operations	(7,157)	(15,510)	(3,494)
Income tax benefit (expense)	2,364	4,903	(120)
Net loss from discontinued operations	(4,793)	(10,607)	(2,269)
Net (loss) income	$(8,537)	$(28,812)	$42,852
Net income (loss) per common share—basic:
Net (loss) income from continuing operations	$(0.20)	$(0.97)	$2.38
Net loss from discontinued operations	(0.26)	(0.57)	(0.12)
Net (loss) income per common share—basic	$(0.46)	$(1.54)	$2.26
Net income (loss) per common share—diluted:
Net (loss) income from continuing operations	$(0.20)	$(0.97)	$2.33
Net loss from discontinued operations	(0.26)	(0.57)	(0.12)
Net (loss) income per common share—diluted	$(0.46)	$(1.54)	$2.21
Weighted average number of common shares:
Basic	18,459,054	18,697,228	18,977,263
Diluted	18,459,054	18,697,228	19,390,413
Other comprehensive income (loss), before tax:
Translation adjustment	$(4,133)	$(1,708)	$1,131
Unrealized gain (loss) on derivative instrument	307	(443)	416
Other comprehensive (loss) income, before tax	(3,826)	(2,151)	1,547
Income tax related to components of other comprehensive income	(59)	164	(153)
Other comprehensive (loss) income, net of tax	(3,885)	(1,987)	1,394
Comprehensive (loss) income	$(12,422)	$(30,799)	$44,246

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2014, 2013 and 2012

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
At December 31, 2011	18,465,444	$1,846	$214,505	$59,857	$4,096	$280,304
Net income	—	—	—	42,852	—	42,852
Unrealized gain on derivative instrument (net of tax expense of $153)	—	—	—	—	263	263
Translation adjustment	—	—	—	—	1,131	1,131
Share-based compensation expense	—	—	6,303	—	—	6,303
Common shares issued	873,885	88	25,498	—	—	25,586
At December 31, 2012	19,339,329	$1,934	$246,306	$102,709	$5,490	$356,439
Net loss	—	—	—	(28,812)	—	(28,812)
Unrealized loss on derivative instrument (net of tax benefit of $164)	—	—	—	—	(279)	(279)
Translation adjustment	—	—	—	—	(1,708)	(1,708)
Share-based compensation expense	—	—	6,267	—	—	6,267
Common shares issued	200,584	20	3,430	—	—	3,450
Retirement of repurchased common stock	(1,437,578)	(144)	(39,350)	—	—	(39,494)
At December 31, 2013	18,102,335	$1,810	$216,653	$73,897	$3,503	$295,863
Net loss	—	—	—	(8,537)	—	(8,537)
Unrealized gain on derivative instrument (net of tax expense of $59)	—	—	—	—	248	248
Translation adjustment	—	—	—	—	(4,133)	(4,133)
Share-based compensation expense	—	—	5,724	—	—	5,724
Common shares issued	509,160	51	10,411	—	—	10,462
At December 31, 2014	18,611,495	$1,861	$232,788	$65,360	$(382)	$299,627

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(U.S. Dollars, in thousands)	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(8,537)	$(28,812)	$42,852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,878	22,822	20,732
Amortization of debt costs	726	720	1,737
Amortization of exclusivity agreements	1,929	1,546	1,289
Provision for doubtful accounts	938	4,590	2,212
Deferred income taxes	(7,053)	2,829	3,771
Share-based compensation	5,724	6,267	6,303
Impairment of goodwill and certain assets	966	19,193	—
Gain on sale of Breg, Inc., net of tax	—	—	(1,345)
Excess income tax benefit on employee stock-based awards	(206)	(82)	(1,020)
Other	821	4,536	4,798
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	6,138	28,562	(11,128)
Inventories	8,109	(3,213)	(384)
Escrow receivable	—	—	41,537
Prepaid expenses and other current assets	5,100	8,764	(14,575)
Trade accounts payable	(6,451)	(2,280)	4,575
Charges related to U.S. Government resolutions	—	—	(83,178)
Other current liabilities	5,456	6,969	(5,239)
Other long-term assets	(734)	(5,329)	(3,391)
Other long-term liabilities	15,154	(40)	616
Net cash provided by operating activities	50,958	67,042	10,162
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(18,069)	(24,787)	(27,994)
Capital expenditures for intangible assets	(456)	(4,891)	(780)
Purchase of other investments	(1,457)	(1,374)	(714)
Proceeds from sale of other investments	32	—	878
Net proceeds from sale of Breg, Inc.	—	—	153,773
Net cash (used in) provided by investing activities	(19,950)	(31,052)	125,163
Cash flows from financing activities:
Net proceeds from issuance of common shares	10,462	3,450	25,586
Repayments of long-term debt	(20,000)	(16)	(188,695)
Repayment of bank borrowings, net	—	—	(1,297)
Changes in restricted cash	(10,662)	(2,375)	25,799
Purchase of common stock	—	(39,494)	—
Excess income tax benefit on employee stock-based awards	206	82	1,020
Net cash used in financing activities	(19,994)	(38,353)	(137,587)
Effect of exchange rate changes on cash	(3,123)	520	286
Net increase (decrease) in cash and cash equivalents	7,891	(1,843)	(1,976)
Cash and cash equivalents at the beginning of the year	28,924	30,767	32,743
Cash and cash equivalents at the end of the year	$36,815	$28,924	$30,767
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,315	$2,046	$4,569
Income taxes	$2,222	$8,773	$18,268

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Notes to the Consolidated Financial Statements

Description of business

Orthofix International N.V. is a diversified, global medical device company focused on improving patients' lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, TX., the Company has four strategic business units that include BioStim, Biologics, Extremity Fixation and Spine Fixation. Orthofix products are widely distributed via the Company's sales representatives, distributors and its subsidiaries. In addition, Orthofix is collaborating on research and development activities with leading clinical organizations such as the Musculoskeletal Transplant Foundation and the Texas Scottish Rite Hospital for Children.

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

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity. Transactional foreign currency gains and (losses), including those generated from intercompany operations, are included in other expense, net and were $2.4 million loss, $0.5 million loss and $0.4 million loss for the years ended December 31, 2014, 2013 and 2012, respectively.

(d)	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

(e)	Restricted cash

Restricted cash consists of cash held at certain subsidiaries, the distribution or transfer of which to Orthofix International N.V. (the “Parent”) or other subsidiaries that are not parties to the credit facility described in Note 7 is restricted. The senior secured credit facility restricts the Parent and subsidiaries that are not parties to the facility from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All credit party subsidiaries have access to this cash for operational and debt repayment purposes.

(f)	Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, the Company seeks to balance its non-U.S. dollar denominated income and expenditures. During 2014, 2013 and 2012, the Company made use of a foreign currency swap agreement to manage cash flow exposure generated from foreign currency fluctuations.

The Company generally does not require collateral on trade receivables.

(g)	Inventories

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess, obsolete or impaired items, which is reviewed and updated on a periodic basis by management. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Italy, cost is determined on a weighted-average basis, which approximates the first-in, first-out (“FIFO”) method. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Texas, standard costs, which approximates actual cost on the FIFO method, is used to value inventory. Standard costs are reviewed annually by management, or more often in the event circumstances indicate a change in cost has occurred. The valuation of work-in-process, finished products, field inventory and consignment inventory includes the cost of materials, labor and other production costs. Field inventory represents immediately saleable finished products inventory that is in the possession of the Company’s independent sales representatives. Consignment inventory represents immediately saleable finished products located at third party customers, such as distributors and hospitals.

The Company adjusts the value of its inventory to the extent management determines that the cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, management uses estimates of future demand and sales prices for each product to determine the appropriate inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or market value. In the event of a decrease in demand for the Company’s products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserves, which would increase cost of sales and decrease gross profit.

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

(h)	Long-lived assets, including intangibles

Property, plant and equipment is stated at cost less accumulated depreciation. Costs include all expenditures necessary to place the asset in service, including freight and sales and use taxes. Plant equipment also includes instrumentation held by customers and is generally used to facilitate the implantation of the Company’s products, the associated cost and accumulated depreciation as of December 31, 2014 was $62.0 million and ($46.2 million), respectively. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. The useful lives are as follows:

Years
Buildings	25 to 33
Plant equipment and instrumentation	2 to 10
Furniture and fixtures	4 to 8

Expenditures for maintenance and repairs and minor renewals and improvements, which do not extend the lives of the respective assets, are expensed as incurred. All other expenditures for renewals and improvements are capitalized. The assets and related accumulated depreciation are adjusted for property retirements and disposals, with the resulting gain or loss included in earnings. Fully depreciated assets remain in the accounts until retired from service.

Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination at estimated fair value. These assets primarily include patents and other technology agreements, and trademarks. Identifiable intangible assets, which are considered definite lived, are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefit of the intangible assets is consumed. The Company’s weighted average amortization period for developed technologies is 11 years.

Intangible and long-lived assets with finite lives, such as patents and other technology agreements, are tested for impairment whenever events or changes in circumstances have occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company tests the asset for recoverability. For purposes of the recoverability test, the Company groups its long-lived or intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company generally calculates fair value of long-lived and intangible assets as the present value of estimated future cash flows. In determining the estimated future cash flows associated with the assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment.

(i)	Goodwill

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

In order to calculate the respective carrying values, the Company initially records goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit. Effective July 1, 2013, the Company re-aligned its reporting structure and consequently reallocated the carrying value of goodwill from its previous reporting units to its new reporting units based on the relative fair value of each new reporting unit to total enterprise value at July 1, 2013.

As a result of the Company’s change in reporting structure on July 1, 2013, the Company re-allocated goodwill to each reporting unit. We estimated the fair value of each reporting unit using a weighting of fair values derived from an income approach, a cost approach, and a market approach (all Level 3 fair value measurements). Under the income approach, we calculated the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted average cost of capital adjusted for the risks associated with the reporting unit and the projected cash flows. The cost approach involves methods of determining a Company’s value by analyzing the market value of a Company’s assets. The market approach estimates fair value based on market multiples of revenue and earnings of comparable publicly traded companies that have similar operating and investment characteristics as our reporting units.

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

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarter of 2014, did not result in any additional impairment charge for either the BioStim or Biologics reporting units, the reporting units with remaining goodwill. This qualitative analysis, which is referred to as step zero, considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance and relevant entity-specific events.

(j)	Derivative instruments

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

The Company records all derivatives as either assets or liabilities on the balance sheet at their respective fair values. For a cash flow hedge, the effective portion of the derivative’s change in fair value (i.e., gains or losses) is initially reported as a component of other comprehensive income, net of related taxes, and subsequently reclassified into net earnings in the period the hedged transaction affects earnings.

The Company utilizes a cross currency swap to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro. The cross currency swap has been accounted for as a cash flow hedge in accordance with ASC Topic 815, Derivatives and Hedging.

(k)	Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge (see Note 9) and the unrealized gain (loss) on warrants. The components of and changes in accumulated other comprehensive income (loss) are as follows:

(U.S. Dollars in thousands)	Foreign Currency Translation Adjustments	Change in Fair Value	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012 (Restated)	5,359	131	5,490
Unrealized loss on derivative instruments, net of tax benefit of $164	—	(279)	(279)
Foreign currency translation adjustment (1)	(1,708)	—	(1,708)
Balance at December 31, 2013 (Restated)	$3,651	$(148)	$3,503
Unrealized gain on cross-currency swaps, net of tax expense of $59	—	248	248
Foreign currency translation adjustment (1)	(4,133)	—	(4,133)
Balance at December 31, 2014	$(482)	$100	$(382)

(1)	As the cash generally remains indefinitely reinvested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.
(l)	Revenue recognition and accounts receivable

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

For all distributor revenue, which is primarily related to implant products, we recognize revenue on the sell-through basis, effective April 1, 2013.  Prior to this date, we recognized revenue either on a sell-in or sell-through basis, depending on the specific circumstances of the distributor. In some cases we recognized distributor revenue as title and risk of loss passes at either shipment from our facilities or receipt at the distributor’s facility, assuming all other revenue recognition criteria had been achieved (the “sell-in method”). In some cases the revenue recognition criteria for distributor sales were not satisfied at the time of shipment or receipt; specifically, the existence of extra-contractual terms or arrangements caused us not to meet the fixed or determinable criteria for revenue recognition in some cases, and in others collectability had not been established. In situations where we are unable to satisfy the requirements to recognize revenue on the sell-in method, we recognize revenue relating to distributor arrangements once the product is delivered to the end customer (the “sell-through method”). Because we do not have reliable information about when our distributors sell the product through to end customers, we use cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases we are legally entitled to the accounts receivable at the time of shipment, we have not recognized accounts receivables or any corresponding deferred revenues associated with distributor transactions for which revenue is recognized on the sell-through method.

For distributors on the sell-in method prior to April 1, 2013, cost of sales were recognized upon shipment. For sell-through distributors, whose revenue is recognized upon cash receipt, we consider whether to match the related cost of sales expense with revenue or to recognize expense upon shipment. In making this assessment, we consider the financial viability of our distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, we defer the costs of sales until the revenue is recognized.

Biologics revenue is primarily related to a collaborative arrangement with MTF. In 2008, the Company entered into a collaborative arrangement with MTF to develop and commercialize Trinity Evolution®, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, the Company and MTF operated under the terms of a separate commercialization agreement. Under the terms of the 10-year agreement, MTF sourced the tissue, processed it to create the bone growth matrix, packaged and delivered it to the customer in accordance with orders received from the Company. The Company has exclusive global marketing rights for Trinity Evolution® as well as non-exclusive marketing rights for other products, and receives marketing fees from MTF based on total sales. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis within net sales upon shipment of the product to the customer. These marketing fees were $50.4 million, $47.7 million and $46.5 million in 2014, 2013 and 2012, respectively. On January 10, 2012, the Company announced that it had reached an agreement with MTF to both co-develop and commercialize a new technology for use in bone grafting applications and to expand MTF’s Trinity Evolution® processing capacity. The amendment amends the term of the existing agreement until the later of (i) 15 years after the date that certain development milestones were achieved under the existing agreement (which occurred during 2010) or (ii) the date that certain licensing arrangements between the Company and NuVasive, Inc. expire.

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

(m)	Sale of accounts receivable

The Company will generally sell receivables from certain Italian hospitals each year. The estimated related fee for 2014, 2013 and 2012 was $0.4 million, $0.8 million and $0.6 million, respectively, which is recorded as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

(n)	Share-based compensation

The fair value of service-based stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period net of estimated forfeitures.

The fair value of market-based stock options is determined at the date of the grant using the Monte Carlo valuation methodology. Such value is recognized as expense over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based options incorporates into the valuation the possibility that the market condition may not be satisfied.

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

On June 30, 2014, the Company granted performance based restricted share awards to executive employees, which vesting is based on achieving earnings targets in two consecutive rolling four quarter periods.  The fair value of performance-based restricted stock awards are recognized, net of estimated forfeitures, over the derived requisite vesting period beginning in the period in which they are deemed probable to vest.

(o)	Shipping and handling costs

Shipping and handling costs for products shipped to customers are included in cost of sales, and were $2.3 million, $2.8 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(p)	Advertising costs

The Company expenses all advertising costs as incurred. Advertising expenses are included in sales and marketing expense, and were insignificant for the years ended December 31, 2014, 2013 and 2012.

(q)	Research and development costs

Expenditures related to the collaborative arrangement with MTF are expensed based on the terms of the related agreement. Payments made to MTF in 2014, 2013 and 2012 totaled $0.3 million, $2.5 million and $3.0 million, respectively.  Expenditures for other research and development are expensed as incurred.

(r)	Income taxes

The Company is subject to income taxes in both the U.S. and foreign jurisdictions, and uses estimates in determining the provision for income taxes. The Company accounts for income taxes using the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires that the Company project the current tax liability and estimate the deferred tax assets and liabilities, including net operating loss and tax credit carry forwards. In assessing the need for a valuation allowance, the Company considers its recent operating results, availability of taxable income in carryback years, future reversals of taxable temporary differences, future taxable income projections (exclusive of reversing temporary differences) and all prudent and feasible tax planning strategies.

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

The Company includes imputed interest and any applicable penalties related to tax issues as part of income tax expense in its consolidated financial statements.

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

Net sales to our customers based in Europe were approximately $59 million in 2014, which results in a substantial portion of our trade accounts receivable balance as of December 31, 2014. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

(u)	Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for the Company in the fiscal year beginning on January 1, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the effect that adopting this new accounting guidance will have on consolidated results of operations, cash flows and financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale. The guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of the guidance by the Company is not expected to have a material impact on its consolidated financial statements.

2.	Inventories

	December 31,
(U.S. Dollars in thousands)	2014	2013
Raw materials	$3,879	$6,515
Work-in-process	4,830	6,606
Finished products	24,953	28,291
Field inventory	18,003	21,312
Consignment inventory	2,656	2,388
Deferred cost of sales	5,525	7,566
	$59,846	$72,678

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

3.	Property, plant and equipment

	December 31,
(U.S. Dollars in thousands)	2014	2013
Cost
Buildings	$3,683	$4,075
Plant, equipment and instrumentation	140,110	133,427
Furniture and fixtures	5,779	5,872
	149,572	143,374
Accumulated depreciation	(101,023)	(89,002)
	$48,549	$54,372

Included within plant, equipment and instrumentation is capitalized computer software of $9.0 million and $6.6 million net of accumulated amortization as of December 31, 2014 and 2013, respectively.  Amortization of computer software for the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $2.7 million and $2.0 million, respectively.

Total depreciation expense, for the years ended December 31, 2014, 2013 and 2012 was $20.6 million, $20.0 million and $15.8 million, respectively.

4.	Patents and other intangible assets

	December 31,
(U.S. Dollars in thousands)	2014	2013
Cost
Patents	$35,420	$34,820
Trademarks—finite lived	596	620
License and other	7,248	7,748
	43,264	43,188
Accumulated amortization
Patents	(33,319)	(31,739)
Trademarks—finite lived	(469)	(454)
License and other	(2,324)	(1,949)
	(36,112)	(34,142)
Patents and other intangible assets, net	$7,152	$9,046

Amortization expense for intangible assets was $2.3 million, $2.7 million and $2.3 million for the periods ending December 31, 2014, 2013 and 2012, respectively, and is estimated to be approximately $2.2 million, $1.5 million, $1.1 million, $0.5 million, $0.5 million and $1.3 million for the periods ending December 31, 2015, 2016, 2017, 2018, 2019 and 2020 and thereafter, respectively.

5.	Goodwill

The following table presents the changes in the net carrying value of goodwill by reportable segment as well as the reallocation as of July 1, 2013 in conjunction with our change in reporting structure. (See Note 1 “Summary of significant accounting policies”):

(U.S. Dollars in thousands)	Spine	Orthopedics	BioStim	Biologics	Extremity Fixation	Spine Fixation	Total
At December 31, 2012	$41,564	$32,824	$—	$—	$—	$—	$74,388
Foreign currency	(163)	(1,467)	—	—	—	—	(1,630)
At June 30, 2013	41,401	31,357	—	—	—	—	72,758
Reallocation at July 1, 2013	(41,401)	(31,357)	42,678	10,887	9,825	9,368	—
Impairment	—	—	—	—	(9,825)	(9,368)	(19,193)
At December 31, 2013 and 2014	$—	$—	$42,678	$10,887	$—	$—	$53,565

6.	Other current liabilities

	December 31,
(U.S. Dollars in thousands)	2014	2013
Accrued expenses	$23,298	$18,903
Salaries, bonuses, commissions and related taxes payable	16,879	16,598
Accrued legal expenses	9,548	10,292
Other payables	3,495	3,883
	$53,220	$49,676

7.	Long-term debt

On August 30, 2010, the Company’s wholly owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain U.S. direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto.

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

In May 2012, the Company used a portion of the proceeds from the sale of Breg, Inc. (“Breg”) (see Note 14) to repay in full the remaining $87.5 million balance on the Term Loan Facility and pay down $57.5 million of amounts outstanding under the Revolving Credit Facility. This use of proceeds was required by the lenders’ consent dated April 23, 2012 to the Credit Agreement. As a result of the sale of Breg, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. Additionally, the Company paid $20 million in June and $20 million in September 2012 to reduce amounts outstanding under the Revolving Credit Facility. As a result, at December 31, 2012, the Term Loan Facility had been repaid in full and there was $20 million outstanding under the Revolving Credit Facility both at December 31, 2013 and 2012, which was paid in its entirety along with applicable interest at December 31, 2014. Borrowings under the Credit Facilities bear interest at a floating rate, which is, at Orthofix Holdings’ option, either the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin or a base rate (as defined in the Credit Agreement) plus an applicable margin (in each case subject to adjustment based on financial ratios). Such applicable margin will be up to 3.25% for LIBOR borrowings and up to 2.25% for base rate borrowings depending upon a measurement of the consolidated leverage ratio with respect to the immediately preceding four fiscal quarters. As of December 31, 2013 and 2012, the entire Revolving Credit Facility was at the LIBOR rate plus a margin of 2.50%. The effective interest rate on the Credit Facilities as of December 31, 2014 and 2013 was 2.7%.

The Company has no annual contractual maturities of long-term debt as of December 31, 2014.  Outstanding principal on the Revolving Credit Facility is due on August 30, 2015.

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

On August 14, 2014 the Lenders and the Company entered into a subsequent Limited Waiver which was extended on September 30, 2014, January 15, 2015 and February 26, 2015 (the “Subsequent Limited Waivers”). Under the Subsequent Limited Waivers, the Lenders collectively waived requirements under the Credit Agreement that the Company deliver quarterly financial statements with respect to the fiscal quarters ended June 30, 2014 and September 30, 2014, and related financial covenant certificates, until the earlier of (i) March 31, 2015 or (ii) the date that is one day after such financial statements are publicly filed or released. The Subsequent Limited Waivers also extend the date by which the Company is required to provide certain 2014 fiscal year financial statements until the earlier of (i) one business day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 or (ii) April 30, 2015. In addition, the Subsequent Limited Waivers provided that the Further Restatement would not constitute a default or event of default provided that within one business day after the public release or filing of such restated financial statements, the Company delivered corrected financial statements and compliance certificates with respect to such restated periods and immediately paid any additional interest and other fees that would have been owed had applicable interest and fees originally been calculated based on the restated financial statements. The Company was in compliance with the affirmative and negative covenants at December 31, 2014 and there were no events of default.

Certain subsidiaries of the Company have restrictions on their ability to pay dividends or make intercompany loan advances pursuant to the Company’s Credit Facilities. The net assets of Orthofix Holdings and its subsidiaries are restricted for distributions to the parent company. U.S. subsidiaries of the Company, as parties to the credit agreement, have access to these net assets for operational purposes.

The amount of restricted net assets of Orthofix Holdings and its subsidiaries as of December 31, 2014 and 2013 is $181.8 million and $168.5 million, respectively. In addition, the Credit Agreement restricts the Company and subsidiaries that are not parties to the Credit Facilities from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All of the Company’s subsidiaries that are parties to the Credit Agreement have access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of December 31, 2014 and 2013 was $34.4 million and $23.8 million, respectively.

In conjunction with obtaining the Credit Facilities and the Credit Agreement, as amended, the Company incurred debt issuance costs of $5 million, which includes $0.8 million of costs related to the May 2011 amendment. These costs are being amortized using the effective interest method over the life of the Credit Facilities. In conjunction with the Term Loan Facility repayment in May 2012, the Company wrote off $0.8 million of the related debt issuance costs. As of December 31, 2014 and 2013, debt issuance costs, net of accumulated amortization, related to the Credit Agreement were $0.4 million and $1.1 million, respectively.

The Company had an unused available line of credit of €5.8 million ($7.0 million) and €5.8 million ($8.0 million) at December 31, 2014 and 2013, respectively, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates, which are determined at the time of borrowing. This line of credit is unsecured.

8.	Stockholders’ equity

The Company has not paid dividends to holders of its common stock in the past. The Company currently intends to retain all of its consolidated earnings to finance credit agreement obligations and to finance the continued growth of its business. Certain subsidiaries of the Company have restrictions on their ability to pay dividends in certain circumstances pursuant to the Credit Agreement. The Company does not have present intentions to pay dividends in the foreseeable future.

In the event that the Company decides to pay a dividend to holders of its common stock in the future with dividends received from its subsidiaries, the Company may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts received from its subsidiaries.

9.	Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss).

(U.S. Dollars, in thousands)	Fair value: favorable (unfavorable)	Balance sheet location
As of December 31, 2014
Cross-currency swap	$2,504	Other long-term assets
Warrants	$321	Other long-term assets
As of December 31, 2013
Cross-currency swap	$(1,036)	Other long-term liabilities
Warrants	$107	Other long-term assets

	For the year ended December 31,
(U.S. Dollars in thousands)	2014	2013	2012
Cross-currency swap gain (loss) recorded in other comprehensive income (loss), net of taxes	$251	$(278)	$263
Warrants unrealized gain (loss) recorded in other comprehensive income (loss), net of taxes	$(3)	$(1)	$—

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

Under the terms of the swap agreement, the Company pays Euros based on a €28.7 million notional value and a fixed rate of 5.00% and receives U.S. dollars based on a notional value of $35 million and a fixed rate of 4.635%. The expiration date is December 30, 2016, the date upon which the underlying intercompany debt, to which the swap agreement applies, matures. The swap agreement is designated as a cash flow hedge and therefore the Company recognized an unrealized gain (loss) on the change in fair value, net of tax, of which $0.3 million was recognized in other comprehensive income (loss).

Warrants

As of December 31, 2014, the Company purchased notes receivable from Bone Biologics, Inc. (“Bone Biologics”) totaling $750 thousand, all of which were issued with detachable warrants to purchase common stock of Bone Biologics. As of December 31, 2014 the Company held warrants for 125 thousand shares of Bone Biologics, at an exercise price of $1.00 per share.

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

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars in thousands)	Balance December 31, 2014	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,696	$—	$1,696	$—
Treasury securities	586	586	—	—
Certificates of deposit	1,510	1,510	—	—
Derivative securities	2,825	—	2,825	—
Total	$6,617	$2,096	$4,521	$—
Liabilities
Deferred compensation plan	$(1,886)	$—	$(1,886)	$—
Total	$(1,886)	$—	$(1,886)	$—

(U.S. Dollars in thousands)	Balance December 31, 2013	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,667	$—	$1,667	$—
Treasury securities	660	660	—	—
Certificates of deposit	1,562	1,562	—	—
Derivative securities	107	—	107	—
Total	$3,996	$2,222	$1,774	$—
Liabilities
Deferred compensation plan	$(2,506)	$—	$(2,506)	$—
Derivative securities	(1,036)	—	(1,036)	—
Total	$(3,542)	$—	$(3,542)	$—

11.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment. These leases are non-cancellable and typically do not contain renewal options. Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis. Rent expense under the Company’s operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $3.4 million, $3.4 million and $4.1 million, respectively.

Future minimum lease payments under operating leases, net of amounts to be received under sub-leases, as of December 31, 2014 are as follows:

(U.S. Dollars in thousands)
2015	$3,885
2016	3,558
2017	2,866
2018	2,671
2019	2,444
Thereafter	2,741
Total	$18,165

Inventory purchase commitments

The Company has inventory purchase commitments with third-party manufactures for $2.5 million, $3.0 million and $1.4 million as of December 31, 2014, 2013, and 2012, respectively.

12.	Business segment information

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

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize

Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, which is supported by strong basic mechanism of action data in the scientific literature and as well as strong level one randomized controlled clinical trials in the medical literature.  Current research and clinical studies are also underway to identify potential new clinical indications.  This SBU uses both distributors and independent sales representatives to sell its devices to hospitals, doctors and other healthcare providers, primarily in the U.S.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, independent sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with the Musculoskeletal Transplant Foundation (“MTF”) allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors, independent sales representatives and affiliates. This SBU uses both independent distributors and direct sales representatives to sell orthopedic products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and affiliates. This SBU uses distributors and independent sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

Net Sales by SBU:

The table below presents net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees.

	Net Sales by SBU Year ended December 31,
(U.S. Dollars in thousands)	2014		2013		2012
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
BioStim	$154,676	38%	$145,085	36%	$174,562	40%
Biologics	55,881	14%	53,746	14%	53,731	12%
Extremity Fixation	109,678	27%	103,359	26%	112,011	25%
Spine Fixation	82,042	21%	95,421	24%	99,885	23%
Total Net Sales	$402,277	100%	$397,611	100%	$440,189	100%

The table below presents net margin, defined as gross profit less sales and marketing expenses from continuing operations by SBU reporting segment:

Net Margin by SBU	Year Ended December 31,
(U.S. Dollars in thousands)	2014	2013	2012
Net Margin
BioStim	$66,096	$63,847	$88,788
Biologics	26,629	24,794	23,589
Extremity Fixation	31,586	23,704	34,554
Spine Fixation	14,243	4,329	15,256
Corporate	(1,736)	(1,443)	(1,495)
Total net margin	$136,818	$115,231	$160,692
General & administrative	76,790	64,830	53,650
Research and development	24,994	26,768	28,577
Amortization of intangible assets	2,284	2,687	2,298
Costs related to the accounting review and restatement	15,614	12,945	—
Impairment of goodwill	—	19,193	—
Charges related to U.S. Government resolutions	—	—	1,295
Operating income (loss)	$17,136	$(11,192)	$74,872

The following table presents depreciation and amortization for continuing operations by SBU reporting segment:

	Depreciation and amortization by SBU Year Ended December 31,
(U.S. Dollars in thousands)	2014	2013	2012
BioStim	$1,623	$1,979	$1,659
Biologics	1,161	648	567
Extremity Fixation	8,442	7,265	5,201
Spine Fixation	11,711	12,834	10,800
Corporate	(59)	96	70
Total	$22,878	$22,822	$18,297

Geographical information

The following data includes net sales by geographic destination:

(U.S. Dollars in thousands)	2014	2013	2012
U.S.	$294,682	$293,032	$327,228
Italy	19,573	16,755	18,742
U.K.	11,402	10,002	8,431
Brazil	19,633	26,786	31,166
Others	56,987	51,036	54,622
Total net sales	$402,277	$397,611	$440,189

The following data includes property, plant and equipment by geographic area:

(U.S. Dollars in thousands)	2014	2013
U.S.	$37,029	$39,287
Italy	6,865	8,150
U.K.	1,368	1,871
Brazil	1,308	3,210
Others	1,979	1,854
Total	$48,549	$54,372

13.	Income taxes

Income from continuing operations before provision for income taxes consisted of:

	Year Ended December 31,
(U.S. Dollars in thousands)	2014	2013	2012

U.S.	$17,532	$(3,546)	$56,210
Non-U.S.	(5,076)	(7,057)	12,855
Total income (loss) before taxes	$12,456	$(10,603)	$69,065

The provision for (benefit from) income taxes on continuing operations in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
(U.S. Dollars in thousands)	2014	2013	2012
U.S.
Current	$5,067	$2,465	$16,982
Deferred	2,825	4,013	2,675
Total U.S	7,892	6,478	19,657
Non-U.S.
Current	18,186	2,308	3,191
Deferred	(9,878)	(1,184)	1,096
	8,308	1,124	4,287
Total tax expense	$16,200	$7,602	$23,944

Deferred income taxes are provided primarily for net operating loss carryforwards and for temporary differences resulting from items that are recognized in different years for financial statement and income tax reporting purposes. The deferred tax assets and liabilities are as follows:

(U.S. Dollars in thousands)	2014	2013
Intangible assets and goodwill	$4,067	$4,798
Inventories and related reserves	19,525	20,769
Deferred revenue and cost of goods sold	10,826	11,577
Other accruals and reserves	5,371	4,778
Accrued compensation	5,004	3,942
Allowance for doubtful accounts	2,094	2,040
Accrued interest	17,555	18,063
Net operating loss carryforwards	34,514	34,979
Other, net	1,202	893
	100,158	101,839
Valuation allowance	(37,438)	(31,772)
Deferred tax asset	$62,720	$70,067
Withholding taxes	(229)	(13,026)
Property, plant and equipment	(6,766)	(7,674)
Deferred tax liability	(6,995)	(20,700)
Net deferred tax assets	$55,725	$49,367

Reported as:
Current deferred tax assets	37,413	39,999
Non-current deferred tax assets	18,541	22,394
Current deferred tax liability	—	—
Non-current deferred tax liability	(229)	(13,026)
Net deferred tax assets	$55,725	$49,367

The valuation allowance as of December 31, 2014 and 2013 was $37.4 million and $31.8 million, respectively. The net increase in the valuation allowance of $5.6 million during the year principally relates to certain current period foreign losses without benefit. The valuation allowance is attributable to net operating loss carryforwards and certain temporary differences in certain foreign jurisdictions, for which it is more likely than not some portion or all of the deferred tax asset will not be realized.

The Company has state net operating loss carryforwards of approximately $14.0 million that will begin to expire in 2015. The Company has net operating losses in foreign taxing jurisdictions of approximately $133.7 million, the majority of which relate to the Company’s Netherlands operations and begin to expire in 2015. The Company has provided a valuation allowance against a significant portion of these net operating loss carryforwards since it does not believe that it is more likely than not that this deferred tax asset can be realized prior to expiration.

The rate reconciliation for continuing operations presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate. Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(U.S. Dollars in thousands, except percentages)	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$4,360	35.0%	$(3,711)	35.0%	$24,179	35.0%
State taxes, net of federal benefit	1,439	11.6	2,039	(19.2)	2,536	3.7
Foreign rate differential, including withholding taxes	2,738	21.9	1,162	(11.0)	(10)	(0.0)
Valuation allowance	8,672	69.6	3,913	(36.9)	6,189	9.0
Italian subsidiary intangible asset	(2,546)	(20.4)	(2,288)	21.6	(2,214)	(3.2)
Goodwill impairment	—	—	6,452	(60.9)	—	—
Domestic manufacturing deduction	(377)	(3.0)	(233)	2.2	(1,567)	(2.3)
Settlement of U.S. Government resolutions	—	—	—	—	(1,260)	(1.8)
Italian audit settlement	1,048	8.4	—	—	—	—
Other, net	866	7.0	268	(2.5)	(3,909)	(5.7)
Income tax expense/effective rate	$16,200	130.1%	$7,602	(71.7)%	$23,944	34.7%

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

The Company’s unrecognized tax benefit was $15.6 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. The Company had approximately $0.5 million accrued for payment of interest and penalties as of December 31, 2014 and 2013.

The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of December 31, 2014, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2014 and December 31, 2013 follows:

(U.S. Dollars in thousands)	2014	2013
Balance as of January 1,	$723	$1,189
Additions for current year tax positions	14,794	183
Increases (decreases) for prior year tax positions	145	(12)
Settlements of prior year tax positions	—	(560)
Expiration of statutes	(65)	(77)
Balance as of December 31,	$15,597	$723

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

The Company’s current intention is to indefinitely reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction to the extent they are generated and available. As an entity incorporated in Curaçao, “foreign subsidiaries” refers to both U.S. and non-U.S. subsidiaries.  Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $329.7 million at December 31, 2013 to $374.1 million at December 31, 2014. The $374.1 million includes $391.1 million in U.S subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

Total cash and cash equivalents at December 31, 2014 were $71.2 million, of which $34.4 million is restricted under the senior secured credit agreement for use in the U.S. and is therefore classified as restricted cash on the balance sheet. The Company’s U.S. business generates sufficient cash flow and has borrowing capacity in the United States to fund its U.S. operations. Cash and cash equivalents of $36.8 million at December 31, 2014 held by non-U.S. subsidiaries is indefinitely reinvested for use in non-U.S. operations.

14.	Sale of Breg and Disposition of Sports Medicine Business

On April 23, 2012, the Company’s subsidiary Orthofix Holdings and Breg entered into a stock purchase agreement (the “SPA”) with Breg Acquisition Corp. (“Buyer”), a newly formed affiliate of Water Street Healthcare Partners II, L.P., pursuant to which Buyer agreed to acquire from Orthofix Holdings all the outstanding shares of Breg, subject to the terms and conditions contained therein (the “Transaction”). Under the terms of the SPA, upon closing of the sale, Orthofix Holdings and the Company agreed to indemnify Buyer with respect to certain specified matters, including the government investigation and product liability matters regarding a previously owned infusion pump product line, and pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. (See “Matters Related to the Company’s former Breg Subsidiary and Possible Indemnification Obligations under Note 15.) On May 24, 2012 (the “Closing Date”), Orthofix Holdings completed the sale of all of the outstanding shares of Breg for $157.5 million in cash. After adjustments for working capital and indebtedness in accordance with the terms of the SPA, Orthofix Holdings used $145 million of the net proceeds to prepay outstanding Company indebtedness, as required by a lender consent received in connection with the Company’s existing Credit Agreement. As a result of the closing of this Transaction, Breg ceased to be a subsidiary of the Company and, therefore, Breg was released as a credit party under the Credit Agreement. The Company also agreed to enter into certain transition arrangements at the closing, including a transition services agreement pursuant to which the Company agreed to continue to provide administrative operational support for a period of up to twelve months. As a result of the sale of Breg, the Company completed its exit from the Sports Medicine business.

The portion of indemnification related to post closing claims related to post-closing sales of cold therapy has created a guarantee under ASC 460—Guarantees and the fair value of the liability has been recorded under the initial recognition criteria in the amount of $2 million at the Closing Date of the transaction. The Company amortizes the fair value of the liability ratably over the period of indemnification, which is three years. The Company’s obligations under this guarantee were approximately $0.3 million, $0.9 million and $1.6 million as of December 31, 2014, 2013 and 2012, respectively.

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

The now discontinued Sports Medicine business contributed $44 million of net sales in the years ended December 31, 2012. The Sports Medicine business had $2.9 million of operating losses in the year ended December 31, 2012. The financial information above includes the financial results of Breg operations up to the date of sale.

The Company’s consolidated financial statements and related footnote disclosures reflect the Sports Medicine business as discontinued operations. Income (loss) associated with the Sports Medicine business, net of applicable income taxes is shown as income (loss) from discontinued operations for all periods presented.

15.	Contingencies

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

The Company records accruals for certain outstanding legal proceedings, investigations or claims when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

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

Matters Related to the Audit Committee’s Review and the Restatement of Certain of our Consolidated Financial Statements.

Audit Committee Review

In July 2013, the Audit Committee of our Board of Directors began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in a restatement of our previously filed consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 and the fiscal quarter ended March 31, 2013, as well as the restatement of certain financial information for the fiscal years ended December 31, 2009, 2008 and 2007. This restatement, which we completed and filed in March 2014, is referred to herein as the “Original Restatement.”

In connection with the Company’s preparation of its consolidated interim quarterly financial statements for the fiscal quarter ended June 30, 2014, the Company determined that certain entries with respect to the previously filed financial statements contained in the filings containing the Original Restatement were not properly accounted for under U.S. GAAP. As a result, the Company determined in August 2014 to restate its previously filed consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 and quarterly reporting periods contained within the fiscal years ended December 31, 2013 and 2012, as well as the fiscal quarter ended March 31, 2014. This restatement, which we completed in March 2015, is referred to herein as the “Further Restatement.”

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

Securities Class Action Complaint

On August 14, 2013, a securities class action complaint against the Company, currently styled Tejinder Singh v. Orthofix International N.V., et al. (No.:1:13-cv-05696-JGK), was filed in the United States District Court for the Southern District of New

York arising out of the then anticipated restatement of our prior financial statements and the matters described above. Since the date of original filing, the complaint has been amended.

The lead plaintiff’s complaint, as amended, purports to bring claims on behalf of persons who purchased the Company’s common stock between March 2, 2010 and July 29, 2013. The complaint asserts that the Company and four of its former executive officers, Alan W. Milinazzo, Robert S. Vaters, Brian McCollum, and Emily V. Buxton (collectively, the “Individual Defendants”), violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5 (“Rule 10b-5”) by making false or misleading statements in or relating to the Company’s financial statements. The complaint further asserts that the Individual Defendants were liable as control persons under Section 20(a) of the Exchange Act for any violation by the Company of Section 10(b) of the Exchange Act or Rule 10b-5. As relief, the complaint requests compensatory damages on behalf of the proposed class and lead plaintiff’s attorneys’ fees and costs. On March 6, 2015, the court granted the defendants’ motion to dismiss as to Mr. Milinazzo and denied it with respect to the Company and the other Individual Defendants. This matter remains at an early stage and, as of the date of this Form 10-K, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

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

Corporate Integrity Agreement with HHS-OIG

As previously disclosed, on June 6, 2012, the Company entered into a definitive settlement agreement with the United States of America, acting through the DOJ and on behalf of HHS-OIG; the TRICARE Management Activity, through its General Counsel; the Office of Personnel Management, in its capacity as administrator of the Federal Employees Health Benefits Program; the United States Department of Veteran Affairs; and the qui tam relator, pursuant to which the Company agreed to pay $34.2 million (plus interest at a rate of 3% from May 5, 2011 through the day before payment was made) to settle criminal and civil matters related to the promotion and marketing of the Company’s regenerative stimulator devices (which the Company has also described in the past as its “bone growth stimulator devices”). In connection with such settlement agreement, Orthofix Inc., the Company’s wholly owned subsidiary, also pled guilty to one felony count of obstruction of a June 2008 federal audit (§18 U.S.C. 1516) and paid a criminal fine of $7.8 million and a mandatory special assessment of $400. Also as previously disclosed, on October 29, 2012, the Company, through our subsidiary, Blackstone Medical, Inc., entered into a definitive settlement agreement with the U.S. government and the qui tam relator, pursuant to which the Company paid $32 million to settle claims (covering a period prior to Blackstone’s acquisition by the Company) concerning the compensation of physician consultants and related matters. All of the $32 million we paid pursuant to such settlement was funded by proceeds the Company received from an escrow fund established in connection with its acquisition of Blackstone in 2006.

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

Matters Related to the Company’s Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, we sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including the following:

●

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company incurred losses for settlements and judgments in connection with these matters during 2014, 2013 and 2012 of $3.8 million, $6.7 million and  $6.8 million, respectively. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

●

On or about August 2, 2010, Breg received a HIPAA subpoena issued by the DOJ. The subpoena sought documents from us and our subsidiaries for the period of January 1, 2000 through the date of the subpoena. We believe that this subpoena relates to an investigation by the DOJ into whether Breg’s sale, marketing and labeling of local infusion pumps for pain management, prior to Breg’s divestiture of this product line in 2008, complied with FDA regulations and federal law. We believe that document production in response to the subpoena was completed as of July 2012, and we currently do not expect any liability to result from this matter.

●

At the time of its divestiture by us, Breg was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units or who would not have purchased the units had they known they could be injured. In September 2014, the Company entered into a master settlement agreement resolving all pending pre-close claims. Pursuant to the terms of the settlement agreement, the Company paid approximately $ 1.3 million, and additional amounts owed under the settlement were paid directly by the Company’s insurance providers. These amounts paid by the Company were recorded as an expense in discontinued operations during the fiscal quarter ended June 30, 2014. Remaining cold therapy claims include a putative consumer class of individuals who did not suffer physical harm following use of the devices, and an appeal of an adverse July 2012 California jury verdict and a post-close cold therapy claim pending in California state court. We have established an accrual of $5.7 million for the July 2012 verdict and post-close cold therapy liabilities, however, actual liability could be higher or lower than the amount accrued. The putative class action is at an early stage and the Company currently cannot reasonably estimate the possible loss, or range of loss.

16.	Pensions and deferred compensation

Orthofix Inc. sponsors a defined contribution plan (the “Orthofix Inc. 401(k) Plan”) covering substantially all full time US employees. The Orthofix Inc. 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the Orthofix Inc. 401(k) Plan. During the years ended December 31, 2014, 2013 and 2012, expenses incurred relating to 401(k) Plans, including matching contributions, were approximately $1.7 million, $2.4 million and $2.5 million, respectively.

The Company operates defined contribution pension plans for its other International employees not described above meeting minimum service requirements. The Company’s expenses for such pension contributions during each of the years ended 2014, 2013 and 2012 were $0.8 million, $0.7 million and $0.7 million, respectively.

Under Italian Law, Orthofix S.r.l. accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. Each year’s provision for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal, which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. Our relations with our Italian employees, who represent 17.6% of our total employees at December 31, 2014, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement.

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

The Company’s expense for both deferred compensation plans described above during 2014, 2013 and 2012 was approximately $0.1 million, $0.3 million and $0.4 million, respectively. Deferred compensation payments of $0.3 million, $0.1 million, and $0.8 million were made in 2014, 2013, and 2012, respectively. The balance in other long-term liabilities as of December 31, 2014 and 2013 was $1.9 and $2.5 million and represents the amount which would be payable if all the employees and agents had terminated employment at that date.

17.	Share-based compensation plans

At December 31, 2014, the Company had stock option and award plans, and an employee stock purchase plan, which are described below.

2012 Long Term Incentive Plan

The Board of Directors adopted the Orthofix International N.V. 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, subject to shareholder approval, which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors and consultants and advisors who perform services for the Company and the Company’s subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options, however, are only available to the Company’s employees. The Company reserves a total of 1,600,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2014, there were 648,675 options outstanding under the 2012 LTIP Plan, of which 81,899 were exercisable; in addition, there were 460,976 shares of unvested restricted stock outstanding.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) reserves 3.1 million shares for issuance (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans). Awards generally vest on years of service with all awards fully vesting within three years from the date of grant for employees and either three or five years from the date of grant for non-employee directors. Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board of Directors. Awards granted under the 2004 LTIP Plan expire no later than ten years after the date of the grant. The 2004 LTIP Plan provides an annual grant to non-employee directors of 5,000 shares and limits the future the number of shares that may be awarded under the plan as full value awards to 100,000 shares. At December 31, 2014, there were 879,161 options outstanding under the 2004 LTIP Plan, of which 854,662 were exercisable; in addition, there were no shares of unvested restricted stock outstanding.

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

Due to the compensatory nature of such plan, the Company has recorded the related share based compensation in the consolidated statement of operations. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan is 1,850,000 shares. As of December 31, 2014, 1,517,313 shares had been issued under the Stock Purchase Plan.

Share-Based Compensation:

As of December 31, 2014, the unamortized compensation expense relating to options granted and expected to be recognized was $2.8 million. This amount is expected to be recognized through January 2018. The following tables show the detail of share-based compensation by line item in the consolidated statements of operations as well as by grant type, for the years ended December 31, 2014, 2013 and 2012 and the assumptions for each of these years in which grants were awarded:

(U.S. Dollars in thousands, except assumptions)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cost of sales	$137	$104	$592
Sales and marketing	1,701	1,444	1,550
General and administrative	3,578	4,483	4,023
Research and development	308	236	138
Total	$5,724	$6,267	$6,303

(U.S. Dollars in thousands, except assumptions)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Stock options	$1,391	$2,753	$3,429
Restricted stock awards	3,400	1,964	1,387
Stock purchase plan	933	1,550	1,487
Total	$5,724	$6,267	$6,303

Assumptions:	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected term	5.00 years	5.00 years	4.50 years
Expected volatility	31.7% – 34.5%	32.1% – 50.8%	50.9% – 51.8%
Risk free interest rate	1.52% – 1.70%	0.58% – 1.52%	0.76% – 0.84%
Dividend rate	—	—	—
Weighted average fair value of options granted during the year	$10.45	$10.83	$16.99

Stock Option Activity:

Summaries of the status of the Company’s stock option plans as of December 31, 2014 and 2013 and changes during the year ended December 31, 2014 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	1,924,179	$33.12
Granted	286,750	$33.20
Exercised	(366,958)	$26.05
Forfeited	(316,135)	$32.78
Outstanding at December 31, 2014	1,527,836	$34.91	4.48
Vested and expected to vest at December 31, 2014	1,437,703	$35.23	4.22
Options exercisable at December 31, 2014	936,561	$36.64	2.72

Outstanding and exercisable by price range as of December 31, 2014

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.42 – $21.78	164,750	7.00	$21.11	47,565	$20.41
$22.75 – $27.97	141,333	5.97	$24.87	81,333	$24.64
$27.98 – $31.40	151,500	5.23	$29.27	119,000	$29.34
$31.83 – $36.25	238,425	8.24	$34.25	44,000	$31.83
$37.36 – $37.36	53,334	5.27	$37.36	41,334	$37.36
$38.11 – $38.11	142,075	1.22	$38.11	142,075	$38.11
$38.82 – $39.94	299,687	3.44	$39.32	137,021	$39.83
$40.27 – $41.37	157,500	1.82	$41.18	145,001	$41.16
$43.04 – $44.97	160,732	1.74	$44.61	160,732	$44.61
$45.84 – $50.99	18,500	1.92	$48.43	18,500	$48.43
$10.42 – $50.99	1,527,836	4.48	$34.91	936,561	$36.64

The weighted average remaining contractual life of exercisable options was 2.72 years at December 31, 2014. The total intrinsic value of options exercised was $2.1 million, $0.4 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $30.06 closing price of the Company’s stock on December 31, 2014. The aggregate intrinsic value of options outstanding was $2.4 million, $0.5 million and $11.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The aggregate intrinsic value of options exercisable was $1.0 million, $0.2 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock:

During the year ended December 31, 2014, the Company granted to employees and non-employee directors 358,450 shares of restricted stock, 99,600 of which are performance based, which vest at various dates through December 2018. During the year ended December 31, 2013, the Company granted to employees and non-employee directors 269,791 shares of restricted stock, which vest at various dates through October 2017. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. The aggregate fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $2.5 million, $2.1 million and $1.2 million, respectively. Unamortized compensation expense related to restricted stock amounted to $11.4 million at December 31, 2014, of which $3.1 million related to performance based restricted stock that are contingent upon meeting certain performance based vesting criteria, and is expected to be recognized over a weighted average period of approximately 2.3 years.  The aggregate intrinsic value of restricted stock outstanding was $31.9 million, $6.5 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the status of our restricted stock as of December 31, 2014 and 2013 and changes during the year ended December 31, 2013 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2013	286,704	$28.01
Granted	358,450	$33.56
Vested	(84,396)	$29.25
Cancelled	(99,782)	$(30.39)
Non-vested as of December 31, 2014	460,976	$31.55

18.	Earnings per share

For each of the three years ended December 31, 2014, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net income (loss) per common share computations.

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares-basic	18,459,054	18,697,228	18,977,263
Effect of diluted securities:
Unexercised stock options net of treasury share repurchase	—	—	413,150
Weighted average common shares-diluted	18,459,054	18,697,228	19,390,413

No adjustment has been made in 2014 or 2013 for any common stock equivalents because their effects would be anti-dilutive. For 2013 potentially dilutive shares totaled 101,672.

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 1,062,198, 1,186,259 and 789,650 outstanding options not included in the diluted earnings per share computation for the fiscal year ended December 31, 2014, 2013 and 2012, respectively, because the inclusion of these options was anti-dilutive.

19. Quarterly financial data (unaudited)

Condensed Consolidated Statement of Operations

(U.S. Dollars, in thousands, except per share data)

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

2014
Net sales	$100,014	$100,985	$100,994	$100,284	$402,277
Cost of sales	26,773	25,414	25,268	21,457	98,912
Gross profit	73,241	75,571	75,726	78,827	303,365
Operating expense	73,270	68,867	69,218	74,874	286,229
Operating (loss) income	(29)	6,704	6,508	3,953	17,136
Net (loss) income from continuing operations	(1,948)	3,266	28	(5,090)	(3,744)
Net (loss) income	$(2,508)	$(683)	$452	$(5,798)	$(8,537)
Net income (loss) per common share:
Basic:
Net (loss) income from continuing operations	$(0.11)	$0.18	$0.00	$(0.27)	$(0.20)
Net (loss) income	$(0.14)	$(0.04)	$0.02	$(0.31)	$(0.46)
Diluted:
Net (loss) income from continuing operations	$(0.11)	$0.18	$0.00	$(0.27)	$(0.20)
Net (loss) income	$(0.14)	$(0.04)	$0.02	$(0.31)	$(0.46)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

2013
Net sales	$102,279	$97,640	$91,806	$105,886	$397,611
Cost of sales	25,841	21,884	25,064	34,123	106,912
Gross profit	76,438	75,756	66,742	71,763	290,699
Operating expense	70,370	68,836	80,843	81,842	301,891
Operating income	6,068	6,920	(14,101)	(10,079)	(11,192)
Net income from continuing operations	5,926	2,012	(16,504)	(9,639)	(18,205)
Net income	$3,447	$(3,011)	$(18,836)	$(10,412)	$(28,812)
Net income (loss) per common share:
Basic:
Net income from continuing operations	$0.31	$0.11	$(0.91)	$(0.53)	$(0.97)
Net income	$0.18	$(0.16)	$(1.04)	$(0.58)	$(1.54)
Diluted:
Net income from continuing operations	$0.30	$0.10	$(0.91)	$(0.53)	$(0.97)
Net income	$0.18	$(0.16)	$(1.04)	$(0.58)	$(1.54)

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2014
Total assets	$403,973	$433,997	$411,045	$393,185
Total liabilities	103,410	128,786	106,029	93,558
Total shareholders’ equity	300,563	305,211	305,016	299,627
Total liabilities and shareholders’ equity	$403,973	$433,997	$411,045	$393,185

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2013
Total assets	$464,153	$446,321	$415,524	$411,975
Total liabilities	103,178	114,175	108,531	116,112
Total shareholders’ equity	360,975	332,146	306,993	295,863
Total liabilities and shareholders’ equity	$464,153	$446,321	$415,524	$411,975

20.	Subsequent events

In January 2015, the Company completed the sale of its Tempus™ Cervical Plate product line, which was part of the Company’s Spine Fixation SBU. The sale included the transfer of net assets of $2.1 million, consisting of intellectual property and the associated inventory, in exchange for consideration of $4.8 million in cash.

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provides the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option. In consideration for the Option, (i) the Company paid a non-refundable $250 thousand fee to eNeura, and (ii) eNeura issued a Convertible Promissory Note (the “eNeura Note”) to the Company. The principal amount of the eNeura Note is $15.0 million and interest will accrue at 8.0%. The eNeura Note will mature on the earlier of (i) March 4, 2019, or (ii) consummation of the acquisition (as described below), unless converted or prepaid at an earlier date. The Company will be entitled to designate one representative for appointment to the board of directors of eNeura during the 18-month option period. Pursuant to an Agreement and Plan of Merger between the Company, eNeura and certain other parties, if the Company exercises the Option to acquire eNeura, the Company will pay to former eNeura shareholders $65 million (subject to certain positive or negative adjustments based on the assets and liabilities of eNeura). In addition, during the 4-year period following the closing of such acquisition, the Company may be required to pay additional cash consideration to eNeura shareholders upon the satisfaction of certain milestones.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Balance Sheets (unaudited)

(U.S. Dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,162	$1,426
Prepaid expenses and other current assets	270	670
Total current assets	5,432	2,096
Investments in and amounts due from subsidiaries and affiliates	306,105	308,173
Total assets	$311,537	$310,269
Liabilities and shareholder’s equity
Current liabilities	$3,799	$6,295
Long-term liabilities	8,111	8,111
Shareholder’s equity:
Common stock	1,861	1,810
Additional paid in capital	232,788	216,653
Accumulated earnings	65,360	73,897
Accumulated other comprehensive (loss) income	(382)	3,503
	299,627	295,863
Total liabilities and shareholder’s equity	$311,537	$310,269

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statements of Operations (unaudited)

(U.S. Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
(Expenses) income:
General and administrative	$(21,073)	$(16,641)	$(7,700)
Equity in earnings of investments in subsidiaries and affiliates	12,540	(12,494)	50,331
Other, net	(4)	323	24
(Loss) income before income taxes	(8,537)	(28,812)	42,655
Income tax expense	—	—	197
Net (loss) income	$(8,537)	$(28,812)	$42,852

See accompanying notes to condensed financial statements.

Orthofix International N.V.

Schedule 1—Condensed Financial Information of Registrant Orthofix International N.V.

Condensed Statement of Cash Flows (unaudited)

(U.S. Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net (loss) income	$(8,537)	$(28,812)	$42,852
Equity in (loss) earnings of investments in subsidiaries and affiliates	(12,540)	12,494	(50,331)
Cash (used in) provided by other operating activities	(5,167)	468	(6,811)
Net cash used in operating activities	(26,244)	(15,850)	(14,290)
Cash flows from investing activities:
Distributions and amounts received from subsidiaries	20,723	53,389	12,564
Capital expenditures	—	—	—
Net cash provided by investing activities	20,723	53,389	12,564
Cash flows from financing activities:
Net proceeds from issuance of common stock	10,462	3,450	25,586
Repurchase of treasury shares	—	(39,494)	—
Contributions to subsidiaries and affiliates	(1,411)	(7,543)	(36,921)
Excess tax benefit on exercise of stock options	206	82	1,020
Net cash provided by (used in) financing activities	9,257	(43,505)	(10,315)
Net increase (decrease) in cash and cash equivalents	3,736	(5,966)	(12,041)
Cash and cash equivalents at the beginning of the year	1,426	7,392	19,433
Cash and cash equivalents at the end of the year	$5,162	$1,426	$7,392

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

Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets the Company’s subsidiaries held at December 31, 2014 and 2013 was approximately $181.8 million and $168.5 million, respectively. Such restrictions are on net assets of Orthofix Holdings, Inc. and its subsidiaries.

3.	Commitments, contingencies and long-term obligations

For a discussion of the Company’s commitments, contingencies and long term obligations under its senior secured credit facility, see Note 5, Note 7 and Note 15 of the Company’s consolidated financial statements.

4.	Dividends from subsidiaries

Orthofix International N.V. did not receive cash dividends in 2014 or 2013.

Orthofix International N.V.

Schedule 2—Valuation and Qualifying Accounts

For the years ended December 31, 2014, 2013 and 2012:

		Additions
(U.S. Dollars in thousands) Provisions from assets to which they apply	Balance at beginning of year	Charged to cost and expenses	Charged (credited) to other accounts	Deductions/ Other	Balance at end of year
2014
Allowance for doubtful accounts receivable	$9,111	$937	—	$(2,763)	$7,285
Deferred tax valuation allowance	31,772	5,666	—	—	37,438
2013
Allowance for doubtful accounts receivable	$6,673	$4,590	—	$(2,152)	$9,111
Deferred tax valuation allowance	26,361	5,411	—	—	31,772
2012
Allowance for doubtful accounts receivable	$6,184	$2,027	$(13)	$(1,525)	$6,673
Deferred tax valuation allowance	19,124	7,237	—	—	26,361