Form 10-Q
period 2015-03-31
ORTHOFIX INTERNATIONAL N V
filed 2015-05-18
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, 18,766,158 shares of common stock were issued and outstanding.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading Risk Factors, to reflect new information, or the occurrence of future events or circumstances.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to an investigation by the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) and related securities class action litigation arising out of our prior accounting review and restatements of financial statements, our review of allegations of improper payments involving our Brazil-based, the expected sales of our products, including recently launched products, unanticipated expenditures, changing relationships with customers, suppliers, strategic partners and lenders, changes to and the interpretation of governmental regulations, the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against our former sports medicine global business unit), our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice, risks relating to the protection of intellectual property, changes to the reimbursement policies of third parties, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, conditions of the orthopedic industry, credit markets and the economy (including the expiration of our current secured revolving credit facility in August 2015), corporate development and market development activities, including acquisitions or divestitures, unexpected costs or operating unit performance related to recent acquisitions, and other risks described in Part I, Item 1A under the heading Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as in other current and periodic reports that we file with the SEC in the future.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(U.S. Dollars, in thousands, except share data)	2015	2014

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,784	$36,815
Restricted cash	27,253	34,424
Trade accounts receivable, less allowance for doubtful accounts of $6,831 and $7,285 at March 31, 2015 and December 31, 2014, respectively	58,535	61,358
Inventories	56,709	59,846
Deferred income taxes	36,913	37,413
Prepaid expenses and other current assets	25,840	26,552
Total current assets	235,034	256,408
Property, plant and equipment, net	46,737	48,549
Patents and other intangible assets, net	5,888	7,152
Goodwill	53,565	53,565
Deferred income taxes	18,139	18,541
Other long-term assets	27,351	8,970
Total assets	$386,714	$393,185
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$16,322	$13,223
Other current liabilities	53,083	53,220
Total current liabilities	69,405	66,443
Deferred income taxes	—	229
Other long-term liabilities	26,769	26,886
Total liabilities	96,174	93,558
Contingencies (Note 11)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,757,361 and 18,611,495 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,876	1,861
Additional paid-in capital	236,260	232,788
Retained earnings	56,981	65,360
Accumulated other comprehensive loss	(4,577)	(382)
Total shareholders’ equity	290,540	299,627
Total liabilities and shareholders’ equity	$386,714	$393,185

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	March 31,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2015	2014

Product sales	$76,832	$88,300
Marketing service fees	12,930	11,714
Net sales	89,762	100,014
Cost of sales	19,339	26,773
Gross profit	70,423	73,241
Operating expenses
Sales and marketing	44,285	41,171
General and administrative	21,164	17,276
Research and development	5,845	5,933
Amortization of intangible assets	405	584
Costs related to the accounting review and restatements	5,916	8,306
	77,615	73,270
Operating loss	(7,192)	(29)
Other income and expense
Interest expense, net	(272)	(468)
Other income (expense)	691	(272)
	419	(740)
Loss before income taxes	(6,773)	(769)
Income tax expense	(964)	(1,179)
Net loss from continuing operations	(7,737)	(1,948)
Discontinued operations
Loss from discontinued operations	(781)	(794)
Income tax benefit	139	234
Net loss from discontinued operations	(642)	(560)
Net loss	$(8,379)	$(2,508)
Net loss per common share—basic:
Net loss from continuing operations	$(0.41)	$(0.11)
Net loss from discontinued operations	(0.04)	(0.03)
Net loss per common share—basic	$(0.45)	$(0.14)
Net loss per common share—diluted:
Net loss from continuing operations	$(0.41)	$(0.11)
Net loss from discontinued operations	(0.04)	(0.03)
Net loss per common share—diluted	$(0.45)	$(0.14)
Weighted average number of common shares:
Basic	18,731,985	18,197,363
Diluted	18,731,985	18,197,363
Other comprehensive (loss) income:
Unrealized gain on cross-currency swap, net of tax	665	103
Foreign currency translation adjustment	(4,860)	376
Comprehensive loss	$(12,574)	$(2,029)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(Unaudited, U.S. Dollars, in thousands)	2015	2014

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$4,941	$(10,212)
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(5,074)	(3,691)
Capital expenditures for intangible assets	(39)	(46)
Net proceeds from sale of assets	4,800	—
Purchase of debt securities	(15,250)	—
Net proceeds from sale of other investments	—	32
Net cash used in investing activities	(15,563)	(3,705)
Cash flows from financing activities:
Net proceeds from issuance of common shares	1,710	5,542
Changes in restricted cash	7,171	4,502
Excess income tax benefit on employee stock-based awards	57	29
Net cash provided by financing activities	8,938	10,073
Effect of exchange rate changes on cash	(5,347)	37
Net decrease in cash and cash equivalents	(7,031)	(3,807)
Cash and cash equivalents at the beginning of the period	36,815	28,924
Cash and cash equivalents at the end of the period	$29,784	$25,117

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHFIX INTERNATIONAL N.V.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Nature of operations, basis of presentation and recently issues accounting pronouncements

Nature of operations

Orthofix International N.V. (together with its subsidiaries, the “Company”) is a diversified, global medical device company focused on developing and delivering innovative repair and regenerative technologies to the spine and orthopedic markets. The Company is comprised of four reportable segments: BioStim, Biologics, Extremity Fixation and Spine Fixation supported by Corporate activities.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates including those related to contractual allowances, doubtful accounts, inventories, potential goodwill and intangible asset impairment, income taxes, and shared-based compensation. Actual results could differ from these estimates. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year forecasts. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring in a quarter.

Recently issued accounting standards

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale. The guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of the guidance by the Company did not have a material impact on its consolidated financial statements.

2. Inventories

The Company’s inventories are primarily stated at standard cost, which approximates actual cost determined on a first-in, first-out basis. Work-in-process and finished products include material, labor and production overhead costs. Finished products include field inventory which represents immediately saleable finished products that are in the possession of the Company’s direct sales representatives, and consignment inventory which represents immediately saleable finished products located at third party customers, such as distributors and hospitals. Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not been met. Once the revenue recognition criteria have been met, both the deferred revenues and associated cost of sales are recognized.

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2015	December 31, 2014

Raw materials	$3,868	$3,879
Work-in-process	4,441	4,830
Finished products	42,445	45,612
Deferred cost of sales	5,955	5,525
Total inventory	$56,709	$59,846

3. Long-term debt

On August 30, 2010, the Company’s wholly-owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “Credit Agreement”) with certain domestic direct and indirect subsidiaries of the Company (the “Guarantors”), JPMorgan Chase Bank, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto.

The Credit Agreement initially provided for a five year, $200 million secured revolving credit facility (the “Revolving Credit Facility”), and a five year, $100 million secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Credit Facilities”). On January 15, 2015, at the Company’s request, the lenders agreed to reduce the available capacity under the Revolving Credit Facility to $100 million.

As of March 31, 2015, and December 31, 2014, there was no outstanding principal under either the Term Loan Facility or the Revolving Credit Facility.  Any outstanding balance on the Revolving Credit Facility arising in the event that we draw funds in the future under such facility would be due on August 30, 2015.

The amount of net assets of Orthofix Holdings and its subsidiaries that we classify as “restricted” (due to restrictions on the use of such assets pursuant to the terms of the agreement) as of March 31, 2015, and December 31, 2014, is $184.1 million and $181.8 million, respectively. In addition, the Credit Agreement contains restrictions on the Company and subsidiaries that are not parties to the Credit Facilities accessing cash held by Orthofix Holdings, Inc. and its subsidiaries (by way of dividend or otherwise). All of the Company’s subsidiaries that are parties to the Credit Agreement generally have access to this cash for operational and debt repayment purposes. The amount of cash of the Company and its subsidiaries that we classify as “restricted” due to these restrictions as of March 31, 2015, and December 31, 2014, was $27.3 million and $34.4 million, respectively.

The Company had no borrowings and an unused available line of credit of €5.8 million ($6.2 million and $7.0 million) at March 31, 2015 and December 31, 2014, respectively, on its Italian line of credit. This unsecured line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

4. Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive loss (“OCI”).  The ineffective portions of these instruments totaling $3.0 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, are recognized in other income (expense).

(U.S. Dollars, in thousands) As of March 31, 2015	Fair value: favorable (unfavorable)	Balance sheet location
Cross-currency swap	$6,161	Other long-term assets
Warrants	$311	Other long-term assets

As of December 31, 2014
Cross-currency swap	$2,504	Other long-term assets
Warrants	$321	Other long-term assets

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2015	2014
Cross-currency swap unrealized gain recorded in other comprehensive loss, net of taxes	$669	$103
Warrants unrealized loss recorded in other comprehensive loss, net of taxes	$(4)	$—

5. Fair value measurements

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars in thousands)	Balance March 31, 2015	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,679	$—	$1,679	$—
Treasury securities	507	507	—	—
Certificates of deposit	1,260	1,260	—	—
Derivative securities	6,472	—	6,472	—
Equity securities	1,457	—	1,457	—
Debt securities	15,000	—	—	15,000
Total	$26,375	$1,767	$9,608	$15,000
Liabilities
Deferred compensation plan	$(1,488)	$—	$(1,488)	$—
Total	$(1,488)	$—	$(1,488)	$—

(U.S. Dollars in thousands)	Balance December 31, 2014	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,696	$—	$1,696	$—
Treasury securities	586	586	—	—
Certificates of deposit	1,510	1,510	—	—
Derivative securities	2,825	—	2,825	—
Equity securities	1,457	—	1,457	—
Total	$8,074	$2,096	$5,978	$—
Liabilities
Deferred compensation plan	$(1,886)	$—	$(1,886)	$—
Total	$(1,886)	$—	$(1,886)	$—

Debt Securities

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provides the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option. In consideration for the Option, (i) the Company paid a non-refundable $0.3 million fee to eNeura, and (ii) eNeura issued a Convertible Promissory Note (the “eNeura Note”) to the Company. The principal amount of the eNeura Note is $15.0 million and interest accrues at 8.0%. The eNeura Note will mature on the earlier of (i) March 4, 2019, or (ii) exercise of the Option. The investment in eNeura is recorded in other long-term assets, and is classified as an available for sale debt security, for which the fair value is based upon significant unobservable inputs, requiring the Company to develop its own assumptions, therefore the Company has categorized this asset as a Level 3 financial asset. Given the date of the transaction, as of March 31, 2015, the Company believes the initial amount of the investment approximates fair value.

The following table provides a reconciliation of the beginning and ending balances for the debt securities measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars in thousands)	2015
Balance at January 1	$—
Additions to debt securities	15,000
Balance at March 31	$15,000

6. Accumulated other comprehensive loss

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments, the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge and the unrealized gain (loss) on warrants. The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Foreign Currency Translation Adjustments	Change in Fair Value	Accumulated Other Comprehensive Loss

Balance at December 31, 2014	$(482)	$100	$(382)
Unrealized gain on cross-currency swap and warrants, net of tax of $435	—	665	665
Foreign currency translation adjustment (1)	(4,860)	—	(4,860)
Balance at March 31, 2015	$(5,342)	$765	$(4,577)

(1)

As the unremitted earnings generally remain indefinitely reinvested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

7. Earnings per share

For the three months ended March 31, 2015 and 2014, there were no adjustments to net loss for purposes of calculating basic and diluted net loss available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net loss per common share computations.

	Three Months Ended March 31,
	2015	2014
Weighted average common shares-basic	18,731,985	18,197,363
Effect of dilutive securities:
Unexercised stock options net of treasury share repurchase	—	—
Weighted average common shares-diluted	18,731,985	18,197,363

Options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 894,565 and 1,691,203 outstanding options not included in the diluted earnings per share computation for the three months ended March 31, 2015 and 2014, respectively, because the inclusion of these options was antidilutive.

Due to the Company being in a net loss position for the three months ended March 31, 2015 and 2014, no adjustment has been made for potentially dilutive shares totaling 182,266 and 30,719, respectively, for any common stock equivalents as their effects would be antidilutive.

8. Share-based compensation

All share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the condensed consolidated statements of operations over the requisite service period.

The following table shows the detail of share-based compensation by line item in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2015	2014
Cost of sales	$111	$29
Sales and marketing	306	444
General and administrative	1,269	642
Research and development	91	72
Total	$1,777	$1,187

On June 30, 2014, the Company granted restricted share awards to executive employees. Vesting is based on achieving earnings targets in two consecutive rolling four quarter periods. As of March 31, 2015, no expense has been recognized for these contingent restricted share awards.

During the three months ended March 31, 2015 and 2014, there were 153,367 and 263,575 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

9. Income taxes

The Company recognized a $1.0 million and $1.2 million provision for income tax on continuing operations which reflects an effective tax rate of (14.2)% and (153.3)% on pre-tax income for the three months ended March 31, 2015 and 2014, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations was (9.2)% and (68.5)% for the first three months of 2015 and 2014, respectively. The principal factors affecting the Company’s March 31, 2015 effective tax rate were the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings.

As of March 31, 2015 and December 31, 2014, the Company’s unrecognized tax benefit was $15.6 million. The Company had approximately $0.5 million accrued for payment of interest and penalties as of March 31, 2015 and December 31, 2014. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits, competent authority proceedings or other events. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

10. Business segment information

The Company has four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, and Spine Fixation supported by Corporate activities. The primary metric used in managing the Company is net margin, which is defined as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, our segment information has been prepared based on our four SBUs reporting segments.

The table below presents net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees. Marketing service fees, which are recorded on a net basis, are comprised of fees earned for the marketing of Trinity Evolution®, Trinity ELITE® and Versashield™ in our Biologics segment.

	Net Sales by SBU
	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2015	2014	Reported Increase (Decrease)	Constant Currency Increase (Decrease)

BioStim	$37,700	$37,137	2%	2%
Biologics	13,961	13,010	7%	7%
Extremity Fixation	21,815	27,066	(19)%	(9)%
Spine Fixation	16,286	22,801	(29)%	(28)%
Total Net Sales	$89,762	$100,014	(10)%	(7)%

The table below presents net margin, defined as gross profit less sales and marketing expenses from continuing operations by SBU reporting segment:

Net margin by SBU	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2015	2014

Net margin:
BioStim	$14,013	$15,020
Biologics	5,944	6,502
Extremity Fixation	7,016	6,933
Spine Fixation	(529)	4,059
Corporate	(306)	(444)
Total net margin	26,138	32,070
General and administrative	21,164	17,276
Research and development	5,845	5,933
Amortization of intangible assets	405	584
Costs related to the accounting review and restatements	5,916	8,306
Operating loss	$(7,192)	$(29)

11. Contingencies

The Company is party to outstanding legal proceedings, investigations and claims, as previously described in (i) Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”) and (ii) note 15 to the Company’s audited consolidated financial statements filed with the 2014 Form 10-K. The Company believes that it is unlikely that the outcome of each of these matters will have a material adverse effect on it and its subsidiaries as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on the Company’s net earnings (if any) in any particular quarter. However, the Company cannot predict with any certainty the final outcome of any of these legal proceedings, investigations (including any settlement discussions with the government seeking to resolve such investigations) or claims, and there can be no assurance that the ultimate resolution of any such matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In addition to the matters described in the paragraphs below and in the 2014 Form 10-K, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. To the extent losses related to these contingencies are both probable and reasonably estimable, the Company accrues appropriate amounts in the accompanying financial statements and provides disclosures as to the possible range of loss in excess of the amount accrued, if such range is reasonably estimable. The Company believes losses are individually and collectively immaterial as to a possible loss and range of loss.

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

We have previously provided notice concerning our communications with the SEC to the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS-OIG”) pursuant to our corporate integrity agreement with HHS-OIG.

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

Securities Class Action Complaint

On August 14, 2013, a securities class action complaint against the Company, previously styled Tejinder Singh v. Orthofix International N.V., et al., and which is now styled Plumbers & Pipefitters National Pension Fund v. Orthofix International N.V., et al., was filed in the United States District Court for the Southern District of New York arising out of the then anticipated restatement of our prior financial statements and the matters described above. Since the date of original filing, the complaint has been amended.

The lead plaintiff’s complaint, as amended, purports to bring claims on behalf of persons who purchased the Company’s common stock between March 2, 2010 and July 29, 2013. The complaint asserts that the Company and four of its former executive officers, Alan W. Milinazzo, Robert S. Vaters, Brian McCollum, and Emily V. Buxton (collectively, the “Individual Defendants”), violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5 (“Rule 10b-5”) by making false or misleading statements in or relating to the Company’s financial statements. The complaint further asserts that the Individual Defendants were liable as control persons under Section 20(a) of the Exchange Act for any violation by the Company of Section 10(b) of the Exchange Act or Rule 10b-5. As relief, the complaint requests compensatory damages on behalf of the proposed class and lead plaintiff’s attorneys’ fees and costs. On March 6, 2015, the court granted the defendants’ motion to dismiss as to Mr. Milinazzo and denied it with respect to the Company and the other Individual Defendants. This matter remains at an early stage and, as of the date of this Form 10-Q, we cannot reasonably estimate the possible loss, or range of loss, in connection with it.

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

In 2012, the Company entered into definitive agreements with the U.S. Department of Justice (the “DOJ”) and the SEC agreeing to settle a self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the FCPA. Consistent with the provisions of these agreements, the Company contacted the DOJ and the SEC in August 2013 to voluntarily self-report the Brazil-related allegations, and the Company and its counsel remain in contact with both agencies regarding the status of the review. In the event that the DOJ and the SEC find that the matters related to the Company’s Brazilian subsidiary could give rise to a review of the Company’s obligations under the terms of these agreements, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with that review, including any effects it may have with respect to these agreements.

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

•

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the results of our operations which are based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

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

Our first quarter 2015 results and financial condition include the following items of significance:

●

Compared to the first quarter of 2014, BioStim revenues increased $0.6 million to $37.7 million, or 1.5%, Biologics increased $1.0 million or 7.3%, Extremity Fixation revenues decreased $5.3 million or 19.4%, and Spine Implants decreased $6.5 million, or 28.6%.

●

The increase in gross profit margin from 73.2% in the first quarter of 2014 to 78.5% in the first quarter of 2015 was primarily due to a change in product mix and lower inventory charges in 2015 resulting from improved inventory management and higher forecasted demand in the first quarter of 2015 when compared to the first quarter of 2014.

●

The increase in operating expenses in the first quarter of 2015 compared to the first quarter of 2014 was primarily a result of an increase in sales and marketing expense as well as general and administrative expense as the Company strengthened its internal infrastructure and sales force, which was partially offset by a decrease in costs related to the accounting review and restatement expenses.

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

SBU Revenues

The table below presents external net sales for the three months ended March 31, 2015 and 2014, from continuing operations, by SBU reporting segment (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure):

	External Net Sales by SBU
	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2015	2014	Reported Increase (Decrease)	Constant Currency Increase (Decrease)

BioStim	$37,700	$37,137	2%	2%
Biologics	13,961	13,010	7%	7%
Extremity Fixation	21,815	27,066	(19)%	(9)%
Spine Fixation	16,286	22,801	(29)%	(28)%
Total Net Sales	$89,762	$100,014	(10)%	(7)%

The following table presents certain items in our condensed consolidated statements of operations as a percent of total net sales for the periods indicated:

	Three Months Ended March 31,
	2015 (%)	2014 (%)

Net sales	100	100
Cost of sales	22	27
Gross profit	78	73
Operating expenses:
Sales and marketing	49	41
General and administrative	24	17
Research and development	7	6
Amortization of intangible assets	—	1
Costs related to the accounting review and restatements	6	8
Operating loss	(8)	—
Net loss	(9)	(3)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Sales

Net sales decreased $10.3 million to $89.8 million in the first quarter of 2015 compared to $100.0 million for the same period in the prior year. The impact of foreign currency translation decreased sales by $2.9 million during the first quarter of 2015 when compared to the first quarter of 2014.

Net Sales by SBU

Net sales in our BioStim SBU increased 1.5% to $37.7 million in the first quarter of 2015 compared to $37.1 million for the same period in the prior year.  This increase was primarily due to the expansion of the BioStim sales channel.

Net sales in our Biologics SBU increased $1.0 million or 7.3% to $14.0 in the first quarter of 2015 compared to $13.0 million for the same period in the prior year, primarily driven by an expanded sales channel as well as continued growth of our next generation cell-based bone growth tissue technology, Trinity ELITE®.

Net sales in our Extremity Fixation SBU decreased $5.3 million, to $21.8 million in the first quarter of 2015 compared to $27.1 million for the same period in the prior year, primarily due to a $2.8 million decrease from the impact of foreign currency translation, the rebuilding of our Brazil sales organization, and timing of cash collections from customers.

Net sales in our Spine Fixation SBU decreased $6.5 million to $16.3 million in the first quarter of 2015 compared to $22.8 million for the same period in the prior year, primarily due to timing of international cash collections and the disruption of the domestic sales channel as we restructure and invest for long-term growth and profitability.

Gross Profit

Gross profit as a percent of net sales was 78.5% in the first quarter of 2015 and 73.2% in the same period of 2014. Our gross profit decreased $2.8 million to $70.4 million in the first quarter of 2015 compared to $73.2 million for the same period in the prior year. This decrease is due to the decrease in sales discussed above, offset by a decrease in costs of sales primarily due to a change in product mix and lower excess and obsolescence inventory charges resulting from improved inventory management and higher forecasted demand for 2015.

Sales and Marketing Expense

Sales and marketing expense increased $3.1 million to $44.3 million in the first quarter of 2015 compared to $41.2 million in the first quarter of 2014 primarily driven by an overall increase in sales and field-based training personnel, as part of the rebuilding and expansion of our sales organization as well as sales commissions quota overachievement in certain territories. As a percent of net sales, sales and marketing expense was 49.3% in the first quarter of 2015 compared to 41.2% in the first quarter of 2014.

General and Administrative Expense

General and administrative expense increased $3.9 million, or 22.5%, in the first quarter of 2015 to $21.2 million compared to $17.3 million in the first quarter of 2014. The majority of the increase in general and an administrative expense was driven by $2.2 million associated with the strengthening of our infrastructure as part of our project “Bluecore,” a multi-year, company-wide process and systems improvement initiative to rebuild our infrastructure, as well as increased professional fees and personnel costs within our finance department as part of our internal control remediation efforts. General and administrative expense as a percent of net sales was 23.6% and 17.3%, in the first quarter of 2015 and 2014, respectively.

Research and Development Expense

Research and development expense decreased $0.1 million in the first quarter of 2015 to $5.8 million compared to $5.9 million in the first quarter of 2014. As a percent of net sales, research and development expense was 6.5% in the first quarter of 2015 compared to 5.9% for the same period in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets was $0.4 million in the first quarter of 2015 and $0.6 million for the same period in the prior year.

Costs related to the accounting review and restatements

As part of our accounting review and restatements of our consolidated financial statements, the Company incurred $5.9 million of charges related to these activities in the first quarter of 2015 compared to $8.3 million in the first quarter of 2014.  This decrease is due to a reduction in outside consultant costs incurred during the restatement filed in March 2015 when compared to the restatement filed in March 2014.

Interest Expense, net

Interest expense, net was $0.3 million for the first quarter of 2015 and $0.5 million for the first quarter 2014.

Other Income and Expense

Other income was $0.7 million compared to other expense of ($0.3) million for the first quarters of 2015 and 2014, respectively. The increase was primarily due to a $3.1 million gain on the sale of the Company’s Tempus™ Cervical Plate product line in 2015, which was partially offset by the effect of foreign exchange transactions. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional currency which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Tax Expense

Our worldwide effective tax rate on continuing operations was (14.2)% and (153.3)% during the first quarters of 2015 and 2014, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the first three months of 2015 and 2014 was (9.2)% and (68.5)%, respectively. The principal factors affecting the Company’s March 31, 2015 effective tax rate was the Company’s mix of earnings among various tax jurisdictions, state taxes, current period losses in certain jurisdictions for which the Company does not currently provide a tax benefit and variations in the customary relationship between income tax expense and pretax earnings.

Discontinued operations

Discontinued operations include approximately ($0.6) million in both the first quarter of 2015 and 2014, of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to our former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters.

Net Loss

Net loss for the first quarter of 2015 was $8.4 million, or ($0.45) per basic and diluted share, compared to net loss of $2.5 million, or ($0.14) per basic and diluted share for the same period in the prior year.

Liquidity and Capital Resources

Discussion of Cash Flow

Cash and cash equivalents including restricted cash at March 31, 2015, were $57.0 million, of which $27.3 million was subject to certain restrictions under the senior secured credit agreement described below. This compares to cash and cash equivalents of $71.2 million at December 31, 2014, of which $34.4 million was subject to certain restrictions under the senior secured credit agreement discussed below.

	Three Months Ended
	March 31,		Year over Year
(Unaudited, U.S. Dollars, in thousands)	2015	2014	Change

Net cash provided by (used in) operating activities	$4,941	$(10,212)	$15,153
Net cash used in investing activities	(15,563)	(3,705)	(11,858)
Net cash provided by financing activities	8,938	10,073	(1,135)
Effect of exchange rate changes on cash	(5,347)	37	(5,384)
Net decrease in cash and cash equivalents	$(7,031)	$(3,807)	$(3,224)

Operating Activities

Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation and deferred income taxes) and changes in working capital. Net loss increased $5.9 million to net loss of $8.4 million for the three months ended March 31, 2015, from net loss of $2.5 million for the comparable period in the prior year. Non-cash items for the three months ended March 31, 2015, increased $1.4 million to $8.7 million compared to non-cash items of $7.3 million in the same period of 2014. Working capital accounts provided $4.6 million of cash for the three months ended March 31, 2015, and used $15.0 million for the three months ended March 31, 2014. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory reflect day’s sales in receivables of 60 days at March 31, 2015, and 66 days at March 31, 2014, and inventory turns of 1.6 and 1.5 times as of March 31, 2015 and 2014, respectively.

Investing Activities

Net cash used in investing activities increased for the three months ended March 31, 2015 due to the purchase of debt securities in connection with the Option Agreement entered into with eNeura of $15.3 million and an increase in capital expenditures, partially offset by proceeds from the sale of assets of $4.8 million.

Financing Activities

Our restricted cash balance decreased to $27.3 million due to a decrease in cash held by subsidiaries that are party to the senior secured credit agreement, and is therefore restricted for use in the U.S. during the period ended March 31, 2015.  During the three months ended March 31, 2015, and 2014, we received proceeds of $1.7 million and $5.5 million, respectively, from the issuance of 145,866 shares and 263,575 shares, respectively, of our common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

Discussion of Infrastructure Initiative

In 2014, we initiated project Bluecore, a multi-year, company-wide process and systems improvement initiative designed to strengthen our infrastructure that is planned to continue through mid-2017.  Bluecore has numerous work streams primarily focused around re-implementing our Oracle ERP system worldwide, financial controls and reporting, order to cash, and supply chain, among other upgrades.  For the three months ended March 31, 2015, the Company paid $4 million pursuant to this initiative, part of which was capitalized.

Discussion of Credit Facilities

There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 other than the following which has been added in connection with the Option Agreement entered into with eNeura (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details):

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

The Company’s financial instruments include cash equivalents, restricted cash, trade accounts receivable, accounts payable, long-term secured debt, trading securities, common stock warrants, available for sale securities and a cross currency derivative contract. The carrying value of restricted cash, accounts receivable, investments and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.  Our fair value measurements is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, specifically as they relate to financial instruments measured using Level 3 inputs.

Recently Issued Accounting Pronouncements

See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational company, we are subject to certain market risks including foreign currency, interest rate, and concentration of credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2014, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Material Weaknesses in Internal Control over Financial Reporting

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

In connection with the preparation and filing of the 2014 Form 10-K, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2014.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2014:

●

Revenue recognition practices for sales with distributors. In connection with the preparation of the restatement of financial statements that we filed in March 2014 (the “Original Restatement”), we concluded that we recognized revenue in certain instances in advance of all revenue recognition criteria being met, and that our controls were not effective to reasonably ensure accurate recognition of revenue in accordance with U.S. GAAP for certain distributor sales transactions previously recorded by the Company’s domestic and international business units. In general, we did not establish and maintain procedures throughout the Company to reasonably ensure proper communication to, and assessment by, the Company’s finance and accounting department of deviations from contractually established terms, which included written or unwritten arrangements made with, or extra-contractual terms provided to, Company distributors at the onset of the sale regarding extended payment terms, product return or exchange rights, and similar concessions agreed to subsequent to the initial sale (which were not memorialized by any formal contractual amendment). Such additional terms were not evaluated, or not evaluated correctly, and were not maintained or reflected in Company customer sales files. In addition, Company personnel were not adequately trained with respect to certain revenue recognition principles applicable under U.S. GAAP that may have led to appropriate consideration of the additional terms entered into outside of the written contractual terms.

●

Accounts receivable reserves. In connection with the preparation of the restatement of financial statements that we filed in March 2015 (the “Further Restatement”), we expanded our procedures of analyzing collections of accounts receivable to ensure accounts receivable included an appropriate reserve for estimated uncollectible amounts. We concluded the Company had incorrectly considered certain deferred revenue amounts when calculating the estimated reserves. Specifically, the computation of the contractual allowances and bad debt allowances, which serves to adjust accounts receivable to the estimated collectible amount, assumed that some percentage of deferred amounts would be collected, rather than deferring the entire amount. In connection with these additional procedures, we believe the errors identified indicate that the controls relating to the accounts receivable reserve process and calculations were insufficiently designed to detect a material misstatement.

●

Inventory reserves. In connection with the preparation of the Original Restatement, we concluded that errors occurred in establishing the Company’s inventory reserves due to a design deficiency in our controls over the computation and recording of such reserves. Our method of calculating inventory reserves resulted in the misapplication of U.S. GAAP, which caused us to make adjustments in the restated consolidated financial statements. Specifically, our controls were not designed to detect that increases in our forecasted demand for products, which resulted in reductions in subsequent fiscal years to reserves previously recorded. ASC Topic 330 Inventory (specifically ASC 330-10-35-14) states that a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances, and our controls were not designed to prevent such mark ups due to increases in forecasted demand for products. Additionally, in connection with the preparation of the Further Restatement, we concluded our controls were not adequately designed to ensure that we were accurately calculating excess inventory reserves based on the consideration of overall demand assumptions and for components of “kit” inventory, which is primarily held by our independent sales representatives. Additionally, our controls were not appropriately designed to ensure that when determining needed inventory reserves, we considered inventory held by third parties under inventory purchase obligations.

●

Foreign subsidiary oversight. In connection with the preparation of the Original Restatement, we concluded that our oversight of certain foreign subsidiaries was insufficiently designed to detect material misstatements of financial information. Specifically, while these entities were included in oversight activities similar to our other locations, we believe the design of our controls did not adequately address the additional risks associated with certain entities. These additional risks include: sales comprised of higher risk distributor revenues; no specific requirements for statutory audits that may detect inadequacies in the Company’s customer and business records; and a business culture where oral agreements were more common, resulting in contract terms that were less likely to be formally documented.

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

Plans for Remediation

Our management has worked, and continues to work, to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weaknesses that have been described above. We intend to continue taking measures, including engaging outside professionals, as may be necessary and advisable, to assist us as we continue to address and rectify the foregoing material weaknesses. Since the filing of the Original Restatement, the Company has better aligned its current finance department staff, both domestically and internationally, to enhance the review and oversight of the accounting and finance functions. The Company has also added several key positions in its finance department, including director level roles in corporate accounting, U.S. accounting, and technical accounting. The Company continues to implement the remediation plans described herein. These remediation efforts are being undertaken under the supervision of the Audit and Finance Committee of our Board of Directors, including a new Chair of the Audit and Finance Committee, who joined our Board of Directors in April 2014 as a newly appointed independent director.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there have not been any changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not made any repurchases of its common stock during the first quarter of 2015.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

10.1

Commitment Reduction and Limited Waiver, dated as of January 15, 2015, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of their wholly owned subsidiaries, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed January 16, 2015 and incorporated herein by reference).

10.2

Limited Waiver, dated as of February 26, 2015, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of their wholly owned subsidiaries, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed February 27, 2015 and incorporated herein by reference).

10.3

Employment Agreement, effective as of April 24, 2015, by and between Orthofix Inc. and Doug Rice (filed as an exhibit to the Company’s current report on Form 8-K filed April 29, 2015 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101*

The following materials from this Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes, detail tagged.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Date: May 18, 2015	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer

Date: May 18, 2015	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer