Form 10-Q
period 2015-09-30
ORTHOFIX INTERNATIONAL N V
filed 2015-11-03
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, 18,889,815 shares of common stock were issued and outstanding.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to: an investigation by the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) and related securities class action litigation arising out of our prior accounting review and restatements of financial statements; our review of allegations of improper payments involving our Brazil-based subsidiary; the geographic concentration of certain of our sales and accounts receivable in countries or territories that are facing severe fiscal challenges; the expected sales of our products, including recently launched products; unanticipated expenditures; changing relationships with customers, suppliers, strategic partners and lenders; changes to and the interpretation of governmental regulations; the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against our former sports medicine global business unit); our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice; risks relating to the protection of intellectual property; changes to the reimbursement policies of third parties; the impact of competitive products; changes to the competitive environment; the acceptance of new products in the market; conditions of the orthopedic and spine industries; credit markets and the global economy; corporate development and market development activities, including acquisitions or divestitures; unexpected costs or operating unit performance related to recent acquisitions; and other risks described in Part I, Item 1A under the heading Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as in other current and periodic reports that we file with the SEC in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(U.S. Dollars, in thousands, except share data)	2015	2014

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,694	$36,815
Restricted cash	—	34,424
Trade accounts receivable, less allowance for doubtful accounts of $9,468 and $7,285 at September 30, 2015 and December 31, 2014, respectively	56,173	61,358
Inventories	57,766	59,846
Deferred income taxes	35,974	37,413
Prepaid expenses and other current assets	31,884	26,552
Total current assets	245,491	256,408
Property, plant and equipment, net	51,467	48,549
Patents and other intangible assets, net	5,368	7,152
Goodwill	53,565	53,565
Deferred income taxes	19,101	18,541
Other long-term assets	27,457	8,970
Total assets	$402,449	$393,185
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$17,009	$13,223
Other current liabilities	61,570	53,220
Total current liabilities	78,579	66,443
Deferred income taxes	—	229
Other long-term liabilities	26,664	26,886
Total liabilities	105,243	93,558
Contingencies (Note 11)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,882,661 and 18,611,495 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,888	1,861
Additional paid-in capital	239,954	232,788
Retained earnings	59,182	65,360
Accumulated other comprehensive loss	(3,818)	(382)
Total shareholders’ equity	297,206	299,627
Total liabilities and shareholders’ equity	$402,449	$393,185

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2015	2014	2015	2014

Product sales	$87,761	$88,296	$251,461	$265,175
Marketing service fees	13,390	12,698	40,406	36,818
Net sales	101,151	100,994	291,867	301,993
Cost of sales	23,865	25,268	65,114	77,455
Gross profit	77,286	75,726	226,753	224,538
Operating expenses
Sales and marketing	46,129	40,998	133,360	124,182
General and administrative	19,348	19,322	63,423	55,396
Research and development	6,523	6,572	18,819	18,818
Restatements and related costs	1,147	2,326	9,276	12,959
	73,147	69,218	224,878	211,355
Operating income	4,139	6,508	1,875	13,183
Other income and expense
Interest expense, net	(125)	(395)	(323)	(1,355)
Other expense, net	(1,736)	(1,322)	(192)	(1,231)
	(1,861)	(1,717)	(515)	(2,586)
Income before income taxes	2,278	4,791	1,360	10,597
Income tax expense	(3,066)	(4,763)	(5,808)	(9,251)
Net (loss) income from continuing operations	(788)	28	(4,448)	1,346
Discontinued operations
(Loss) income from discontinued operations	(804)	260	(2,315)	(6,363)
Income tax benefit	221	164	585	2,278
Net (loss) income from discontinued operations	(583)	424	(1,730)	(4,085)
Net (loss) income	$(1,371)	$452	$(6,178)	$(2,739)
Net (loss) income per common share—basic:
Net (loss) income from continuing operations	$(0.04)	$—	$(0.24)	$0.07
Net (loss) income from discontinued operations	(0.03)	0.02	(0.09)	(0.22)
Net (loss) income per common share—basic:	$(0.07)	$0.02	$(0.33)	$(0.15)
Net (loss) income per common share—diluted:
Net (loss) income from continuing operations	$(0.04)	$—	$(0.24)	$0.07
Net (loss) income from discontinued operations	(0.03)	0.02	(0.09)	(0.22)
Net (loss) income per common share—diluted:	$(0.07)	$0.02	$(0.33)	$(0.15)
Weighted average number of common shares:
Basic	18,855,533	18,577,540	18,785,696	18,408,238
Diluted	18,855,533	18,773,386	18,785,696	18,564,522
Other comprehensive loss:
Unrealized (loss) gain on derivative instruments, net of tax	(706)	112	230	184
Foreign currency translation adjustment	(365)	(3,302)	(3,666)	(2,728)
Comprehensive loss	$(2,442)	$(2,738)	$(9,614)	$(5,283)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(Unaudited, U.S. Dollars, in thousands)	2015	2014

Cash flows from operating activities:
Net cash provided by operating activities	$26,236	$35,966
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(20,980)	(11,324)
Capital expenditures for intangible assets	(219)	(170)
Net proceeds from sale of assets	4,800	—
Purchase of other investments	—	(1,457)
Purchase of debt securities	(15,250)	—
Net proceeds from sale of other investments	—	32
Net cash used in investing activities	(31,649)	(12,919)
Cash flows from financing activities:
Net proceeds from issuance of common shares	1,669	10,333
Repayment of long term debt, net	—	(20,000)
Payment of debt issuance costs	(1,723)	—
Changes in restricted cash	34,424	(11,023)
Excess income tax benefit on employee stock-based awards	303	202
Net cash provided by (used in) financing activities	34,673	(20,488)
Effect of exchange rate changes on cash	(2,381)	(1,658)
Net increase in cash and cash equivalents	26,879	901
Cash and cash equivalents at the beginning of the period	36,815	28,924
Cash and cash equivalents at the end of the period	$63,694	$29,825

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2015. The balance sheet at December 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, contractual allowances, doubtful accounts, inventories, potential goodwill and intangible asset impairment, fair value measurements, litigation and contingent liabilities, income taxes, and shared-based compensation. Actual results could differ from these estimates. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year forecasts. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring during the period.

Recently issued accounting standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale. Adopting this guidance did not have a material impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which was later clarified further in ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. Debt issuance costs related to line-of-credit arrangements may continue to be presented as an asset. The guidance is effective retroactively for interim and annual periods beginning after

December 15, 2015, with early adoption permitted. The guidance did not have a material impact on the consolidated financial statements.

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

Inventories were as follows:

(U.S. Dollars, in thousands)	September 30, 2015	December 31, 2014

Raw materials	$3,344	$3,879
Work-in-process	5,156	4,830
Finished products	44,691	45,612
Deferred cost of sales	4,575	5,525
Total inventory	$57,766	$59,846

3. Long-term debt

On August 31, 2015, the Company, through its subsidiaries Orthofix Holdings, Inc. (“Orthofix Holdings”) and Victory Medical Limited (“Victory Medical”, and collectively with Orthofix Holdings, the “Borrowers”), entered into a Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lenders party thereto. The New Credit Agreement provides for a five year $125 million secured revolving credit facility (the “Facility”) and replaces the Company’s prior 2010 credit facility, which expired and matured pursuant to its terms on August 30, 2015 with no amounts outstanding.  As of September 30, 2015, the Borrowers have not made any borrowings under the New Credit Agreement.

Borrowings under the New Credit Agreement may be used for, among other things, working capital and other general corporate purposes (including share repurchases, permitted acquisitions and permitted payments of dividends and other distributions) of the Company and certain of its subsidiaries.  The Facility is generally available in U.S. Dollars with up to $50 million of the Facility also available to be borrowed in Euros and Pounds Sterling (together with U.S. Dollars, the “Agreed Currencies”).  The New Credit Agreement further permits up to $50 million of the Facility to be utilized for the issuance of letters of credit in the Agreed Currencies.  The Borrowers have the ability to increase the amount of the Facility by an aggregate amount of up to $50 million (which increase may take the form of one or more increases to the revolving credit commitments and/or the issuance of one or more new Term A loans) upon satisfaction of certain conditions precedent and receipt of additional commitments by one or more existing or new lenders.

Borrowings under the Facility bear interest at a floating rate, which is, at the Borrowers option, either LIBOR plus an applicable margin ranging from 1.75% to 2.5% or a base rate plus an applicable margin ranging from 0.75% to 1.5% (in each case subject to adjustment based on the Company’s total leverage ratio).  An unused commitment fee ranging from 0.25% to 0.4% (subject to adjustment based on the Company’s total leverage ratio) is payable quarterly in arrears based on the daily amount of the undrawn portion of each lender’s revolving credit commitment under the Facility.  Fees are payable on outstanding letters of credit at a rate equal to the applicable margin for LIBOR loans, plus certain customary fees payable solely to the issuer of the letter of credit.

The Company and certain of its subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of the Borrowers’ obligations under the New Credit Agreement.  The obligations of the Borrowers and each of the Guarantors with respect to the New Credit Agreement are secured by a pledge of substantially all of the tangible and intangible personal property of the Borrowers and each of the Guarantors, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their subsidiaries.   The New Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay subordinated indebtedness and enter into affiliate transactions.

In addition, the New Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0.  The Company was in compliance with all required financial covenants at September 30, 2015. The New Credit Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

In conjunction with obtaining the Facility, the Company incurred debt issuance costs of $1.7 million which are being amortized over the life of the Facility. The debt issuance costs are included in other long-term assets, net of accumulated amortization. All debt issuance costs relating to the prior 2010 credit facility have been fully amortized.

The Company had no borrowings and an unused available line of credit of €5.8 million ($6.5 million and $7.0 million) at September 30, 2015 and December 31, 2014, respectively, on its Italian line of credit. This unsecured line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

4. Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss).

(U.S. Dollars, in thousands) As of September 30, 2015	Fair value: favorable (unfavorable)	Balance sheet location
Cross-currency swap	$4,633	Other long-term assets
Warrants	$311	Other long-term assets

As of December 31, 2014
Cross-currency swap	$2,504	Other long-term assets
Warrants	$321	Other long-term assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	2015	2014
Cross-currency swap unrealized gain (loss) recorded in other comprehensive income (loss), net of taxes	$(706)	$112	$230	$184
Warrants unrealized gain recorded in other comprehensive income (loss), net of taxes	$—	$—	$—	$—

5. Fair value measurements

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars, in thousands)	Balance September 30, 2015	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,622	$—	$1,622	$—
Treasury securities	518	518	—	—
Certificates of deposit	594	594	—	—
Derivative securities	4,944	—	4,944	—
Equity securities	1,457	—	1,457	—
Debt securities	15,694	—	—	15,694
Total	$24,829	$1,112	$8,023	$15,694
Liabilities
Deferred compensation plan	$(1,554)	$—	$(1,554)	$—
Total	$(1,554)	$—	$(1,554)	$—

(U.S. Dollars, in thousands)	Balance December 31, 2014	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,696	$—	$1,696	$—
Treasury securities	586	586	—	—
Certificates of deposit	1,510	1,510	—	—
Derivative securities	2,825	—	2,825	—
Equity securities	1,457	—	1,457	—
Total	$8,074	$2,096	$5,978	$—
Liabilities
Deferred compensation plan	$(1,886)	$—	$(1,886)	$—
Total	$(1,886)	$—	$(1,886)	$—

Debt Securities

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provides the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option. In consideration for the Option, (i) the Company paid a non-refundable $0.3 million fee to eNeura, and (ii) eNeura issued a Convertible Promissory Note (the “eNeura Note”) to the Company. The principal amount of the eNeura Note is $15.0 million and interest accrues at 8.0%. The eNeura Note will mature on the earlier of (i) March 4, 2019, or (ii) exercise of the Option. The interest is not due until the note matures and will be forgiven if the Company exercises the option. The investment is recorded in other long-term assets as an available for sale debt security and interest is recorded in interest income. The fair value of the instrument is based upon significant unobservable inputs, requiring the Company to develop its own assumptions; therefore, the Company has categorized this asset as a Level 3 financial asset. As of September 30, 2015, the Company believes the carrying amount of the investment and accrued interest approximates fair value.

The following table provides a reconciliation of the beginning and ending balances for debt securities measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2015
Balance at January 1	$—
Additions to debt securities	15,000
Accrued interest income	694
Balance at September 30	$15,694

6. Accumulated other comprehensive loss

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments, the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge, and the unrealized gain (loss) on warrants. The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Foreign Currency Translation Adjustments	Change in Fair Value	Accumulated Other Comprehensive Loss

Balance at December 31, 2014	$(482)	$100	$(382)
Unrealized gain on derivative instruments, net of tax of $130	—	230	230
Foreign currency translation adjustment (1)	(3,666)	—	(3,666)
Balance at September 30, 2015	$(4,148)	$330	$(3,818)

(1)

As the unremitted earnings generally remain indefinitely reinvested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

7. Earnings per share

For the three and nine months ended September 30, 2015 and 2014, there were no adjustments to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net loss per common share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares-basic	18,855,533	18,577,540	18,785,696	18,408,238
Effect of dilutive securities:
Unexercised stock options net of treasury share repurchase	—	195,846	—	156,284
Weighted average common shares-diluted	18,855,533	18,773,386	18,785,696	18,564,522

Performance-based restricted stock awards and options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 998,992 and 942,366 outstanding awards and options not included in the diluted earnings per share computation for the three and nine months ended September 30, 2015, respectively, because their inclusion was antidilutive. There were 1,023,038 and 1,055,422 outstanding awards and options not included in the diluted earnings per share computation for the three and nine months ended September 30, 2014, respectively, because their inclusion was antidilutive.

Due to the Company being in a net loss from continuing operations position for the three and nine months ended September 30, 2015, no adjustment has been made for potentially dilutive shares totaling 204,432 and 211,397 for any common stock equivalents as their effects would be antidilutive for the quarterly and year-to-date periods, respectively.

8. Share-based compensation

All share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and are recognized as expense in the condensed consolidated statements of operations over the requisite service period. The Company recognized $1.9 million and $5.5 million of share-based compensation expense for the three and nine months ended September 30, 2015, and $1.7 million and $4.1 million for the three and nine months ended September 30, 2014.

On June 30, 2014, the Company granted 99,600 performance-based restricted share awards to officers and certain employees. Vesting is based on achieving earnings targets in two consecutive rolling four quarter periods. As of September 30, 2015, no expense has been recognized for these contingent restricted share awards.

On June 30, 2015, the Company granted 68,750 performance-based restricted share awards to officers and on August 5, 2015, granted an additional 41,910 performance-based restricted share awards to other members of management.  Vesting is based on achieving earnings and return on invested capital targets as of and for the years ended December 31, 2016, 2017 or 2018.  As of September 30, 2015, no expense has been recognized for these contingent restricted share awards.

During the three and nine months ended September 30, 2015, there were 43,326 and 271,166 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards. During the three and nine months ended September 30, 2014, there were 69,572 and 501,862 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

9. Income taxes

In the third quarter, our effective tax rate on continuing operations was 134.6%, or $3.1 million, as compared to 99.4%, or $4.8 million, for the same period in the prior year. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the third quarter of 2015 and 2014 was 63.3% and 74.7%, respectively. In the first nine months of 2015, our effective tax rate on continuing operations was 427.0%, or $5.8 million, as compared to 87.3%, or $9.3 million, for the same period in the prior year. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the first nine months of 2015 and 2014 was 279.2% and 68.4%, respectively.  The Company’s effective tax rate for the three and nine month periods ended September 30, 2015 was impacted by recording a valuation allowance on the net deferred tax assets in Puerto Rico in response to recent fiscal and economic difficulties experienced by the Puerto Rico Commonwealth, the Company’s mix of earnings among various tax jurisdictions, state taxes, and current period losses in certain jurisdictions for which the Company does not currently receive a tax benefit.

During the third quarter of 2015, the Internal Revenue Service commenced an examination of our federal income tax return for 2012. The State of Massachusetts also commenced an examination of our state income tax returns for 2012 and 2013. The Company cannot reasonably determine if these examinations will have a material impact on our financial statements and cannot predict the timing regarding resolution of those tax examinations.

As of September 30, 2015 and December 31, 2014, the Company’s unrecognized tax benefit was $15.5 million and $15.6 million, respectively. The Company had approximately $0.5 million accrued for payment of interest and penalties as of September 30, 2015 and December 31, 2014. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits, competent authority proceedings or other events. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

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

The tables below present net sales for continuing operations by SBU reporting segment. Net sales include product sales and marketing service fees. Marketing service fees, which are recorded on a net basis, are comprised of fees earned for the marketing of Trinity Evolution®, Trinity ELITE® and Versashield™ in our Biologics segment.

	Three Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	Reported Increase (Decrease)	Constant Currency Increase (Decrease)

BioStim	$41,559	$38,285	8.6%	8.6%
Biologics	14,639	13,856	5.7%	5.7%
Extremity Fixation	24,694	27,636	(10.6)%	3.4%
Spine Fixation	20,259	21,217	(4.5)%	(3.9)%
Total net sales	$101,151	$100,994	0.2%	4.1%

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	Reported Increase (Decrease)	Constant Currency Increase (Decrease)

BioStim	$119,962	$114,937	4.4%	4.4%
Biologics	43,874	40,718	7.8%	7.8%
Extremity Fixation	72,103	82,005	(12.1)%	2.1%
Spine Fixation	55,928	64,333	(13.1)%	(12.6)%
Total net sales	$291,867	$301,993	(3.4)%	0.6%

The table below presents net margin by SBU reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	2015	2014

BioStim	$16,834	$16,442	$47,634	$49,168
Biologics	6,296	6,504	19,525	19,500
Extremity Fixation	6,442	8,361	22,607	21,952
Spine Fixation	1,938	3,958	4,582	11,147
Corporate	(353)	(537)	(955)	(1,411)
Total net margin	31,157	34,728	93,393	100,356
General and administrative	19,348	19,322	63,423	55,396
Research and development	6,523	6,572	18,819	18,818
Restatements and related costs	1,147	2,326	9,276	12,959
Operating income	$4,139	$6,508	$1,875	$13,183

11. Contingencies

The Company is party to outstanding legal proceedings, investigations and claims, as previously described in (i) Part I, Item 3, “Legal Proceedings,” of the 2014 Form 10-K and (ii) note 15 to the Company’s audited consolidated financial statements filed with the 2014 Form 10-K. The Company believes that it is unlikely that the outcome of any of these matters will have a material adverse effect on it and its subsidiaries as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on the Company’s net earnings (if any) in any particular quarter. However, the Company cannot predict with any certainty the final outcome of any of these legal proceedings, investigations (including any settlement discussions with the government seeking to resolve such investigations) or claims, and there can be no assurance that the ultimate resolution of any such matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In addition to the matters described in the paragraphs below and in the 2014 Form 10-K, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. To the extent losses related to these contingencies are both probable and reasonably estimable, the Company accrues appropriate amounts in the accompanying financial statements and provides disclosures as to the possible range of loss in excess of the amount accrued, if such range is reasonably estimable. The Company believes losses with respect to these additional matters are individually and collectively immaterial as to a possible loss and range of loss.

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

On October 22, 2015, following negotiations facilitated by an independent mediator, the Company, the remaining Individual Defendants and their insurers reached an agreement in principle with the plaintiff, individually and on behalf of the class it purports to represent, to settle and release all claims with respect to this matter subject to final court approval. Under the terms of the agreement in principle, the Company, through its insurers, would make a payment to the plaintiff, and the class it purports to represent, to resolve all claims related to the matter, including any claims for plaintiff counsel’s fees and expenses. The Company has previously incurred and expensed fees and expenses in connection with this matter up to and exceeding its insurance policy deductible; as a result, the

Company expects that the full amount of the settlement payment will be covered by and paid by its insurers. The parties have notified the court of the settlement in principle, and are currently drafting definitive documentation to memorialize all of the terms of the agreement in principle. The parties currently expect that the settlement documentation will be presented to the court for its review in late November 2015 or early December 2015.

The Company has accrued both the amount of the settlement payment under the agreement in principle, and a corresponding insurance receivable from its insurers, with respect to these matters.  However, there can be no assurance that the parties will agree on final documentation, or that the terms of the settlement will be approved by the court as proposed by the parties.  In the event that the settlement were not finalized and approved on the terms agreed in principle, we cannot reasonably estimate the possible loss, or range of loss, to the Company in connection with this matter.

Deferred Prosecution Agreement and Review of Potential Improper Payments Involving Brazil Subsidiary

In 2012, the Company entered into definitive agreements with the U.S. Department of Justice (the “DOJ”) and the SEC agreeing to settle a self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (the “FCPA”). As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ and a consent to final judgment (the “Consent”) with the SEC. In August 2013, the Company’s internal legal department was notified of certain allegations involving potential improper payments with respect to its Brazilian subsidiary, Orthofix do Brasil Ltda. The Company engaged outside counsel to assist in the review of these matters, focusing on compliance with applicable anti-bribery laws, including the FCPA. Consistent with the provisions of these agreements, the Company contacted the DOJ and the SEC in August 2013 to voluntarily self-report the Brazil-related allegations. On June 15, 2015, the Company and the DOJ agreed to extend the term of the DPA for two months (through September 17, 2015) to permit the DOJ additional time to evaluate the Company’s compliance with the internal controls and compliance undertakings in the DPA and to further investigate the Brazil-related allegations. On September 17, 2015, the DOJ extended the term of the DPA for an additional ten months (through July 17, 2016), stating that the Company’s efforts to comply with the internal controls and compliance requirements of the DPA during the first eighteen months of the DPA were insufficient. The Company and its counsel remain in contact with both agencies regarding the status of the review and cannot reasonably estimate any possible loss, or range of loss, in connection with the review, including any effects it may have with respect to the DPA and Consent.

Matters Related to the Company’s Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, we sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including the following:

•

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company has incurred losses for settlements and judgments in connection with these matters during 2015 and 2014 of $0.3 million and $3.8 million, respectively. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

At the time of its divestiture, Breg was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units or who would not have purchased the units had they known they could be injured. In September 2014, the Company entered into a master settlement agreement resolving all pending pre-close claims. Pursuant to the terms of the settlement agreement, the Company paid approximately $ 1.3 million, and additional amounts owed under the settlement were paid directly by the Company’s insurance providers. These amounts paid by the Company were recorded as an expense in discontinued operations during the quarter ended June 30, 2014. Remaining cold therapy claims include a putative consumer class of individuals who did not suffer physical harm following use of the devices, and an appeal of an adverse July 2012 California jury verdict and a post-close cold therapy claim pending in California state court. As of September 30, 2015, we have an accrual of $5.7 million for the July 2012 verdict and post-close cold therapy liabilities; however, the actual liability could be higher or lower than the amount accrued. The putative class action is at an early stage and the Company currently cannot reasonably estimate the possible loss, or range of loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the results of our operations which are based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.

General

We are a diversified, global medical device company focused on improving patients’ lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, TX, the Company has four strategic business units (SBUs) that include BioStim, Biologics, Extremity Fixation and Spine Fixation, which are described in further detail below under “Business Segments.” Orthofix products are widely distributed via the Company’s sales representatives, distributors and its subsidiaries. In addition, Orthofix is collaborating on research and development activities with leading clinical organizations such as the Musculoskeletal Transplant Foundation and the Texas Scottish Rite Hospital for Children.

Our strategy in 2015 is built upon the following key objectives:

(i)

Sales Channel Optimization – During the third quarter we continued to expand and improve our sales forces in each of our SBUs. We expect by year-end 2015 we will have achieved our aggressive sales channel optimization objective for the year.  Once achieved, we will transition into a steady state of moderate expansion and upgrading of our sales force.  During our sales channel optimization efforts this year, we have invested in sales and marketing expenses at a higher rate than we would expect to in the long-term, but these investments have been very effective in gaining traction on our top line revenue.

(ii)	Investment in Core Technologies – We are investing in our core technologies by focusing on the three following areas:
(a)

First, increasing the rate of new product introductions. During the first nine months of 2015 we have launched seven significant new products in our repair businesses. These include TrueLok Hex and the Unyco monocortical fixation screw in our Extremity Fixation business, along with the Centurion posterior cervical system, Janus midline screw, Phoenix MIS Long Construct, LoneStar Cervical interbody, and the relaunched Azure anterior cervical plate in our Spine Fixation SBU.

(b)

Second, expanding our preclinical and clinical research to both support the use and reimbursement of our regenerative products as well as finding new indications for our technologies. These efforts are underway and producing important findings for us to build upon.  Some of these projects have been slower to develop or enroll than we were expecting so for the first nine months of 2015 we have spent less than we anticipated in these investments, but we do expect modest acceleration in the next several quarters.

(c)

Third, finding and executing deals to acquire products and technologies that will fill our portfolio gaps and drive sales.  We continue to identify and acquire rights to tuck-in products, which fill gaps in our fixation SBUs. Most recently, we acquired an expandable vertebral body replacement and have an agreement in principle for an anterior cervical plate in our Spine Fixation SBU, both due to release in 2016. In addition, as previously discussed, our option to purchase eNeura extends until September 2016. Since executing the option agreement in the first quarter, eNeura has made progress on product design improvements, a new clinical trial, and initial commercialization efforts in the US.  These are critical areas for us to consider in our option exercise decision.

(iii)

Improvement of Infrastructure and Control Environment – In 2014 we initiated project “Bluecore,” a multi-year, worldwide initiative to improve the reliability and efficiency of our systems, processes, and reporting.  In addition to re-implementing our Oracle ERP platform worldwide, project Bluecore includes the execution of numerous work streams designed to improve supply chain management, the optimization of finance and accounting procedures, and the transition to less manual processes with fewer redundancies throughout the Company.  Bluecore remains within budget and we expect to go live in the U.S. on our new ERP platform during the second quarter of 2016.  We will then continue the rollout to the rest of our subsidiaries into 2017.  Many of the other Bluecore projects have already been or will be completed by the end of 2015. For the nine months ended September 30, 2015, the Company spent $16.9 million pursuant to this initiative, $12.2 million of which was capitalized.

Business Segments

The table below presents net margin, which is defined as gross profit less sales and marketing expense, by SBU reporting segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	2015	2014
BioStim	$16,834	$16,442	$47,634	$49,168
Biologics	6,296	6,504	19,525	19,500
Extremity Fixation	6,442	8,361	22,607	21,952
Spine Fixation	1,938	3,958	4,582	11,147
Corporate	(353)	(537)	(955)	(1,411)
Total net margin	$31,157	$34,728	$93,393	$100,356

As a % of net sales	30.8%	34.4%	32.0%	33.2%

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize Orthofix’s patented pulsed electromagnetic field technology, which is supported by strong basic mechanism of action data in the scientific literature and as well as strong level one randomized controlled clinical trials in the medical literature.  Current research and clinical studies are also underway to identify potential new clinical indications.  This SBU uses both distributors and independent sales representatives to sell its devices to hospitals, doctors and other healthcare providers, primarily in the U.S.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, independent sales representatives, and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with the Musculoskeletal Transplant Foundation allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors, sales representatives, and affiliates to sell orthopedic products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors, sales representatives, and affiliates to sell spine products to hospitals, doctors, and other healthcare providers, globally.

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

The following table presents certain items in our condensed consolidated statements of operations as a percent of total net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (%)	2014 (%)	2015 (%)	2014 (%)

Net sales	100.0	100.0	100.0	100.0
Cost of sales	23.6	25.0	22.3	25.6
Gross profit	76.4	75.0	77.7	74.4
Operating expenses:
Sales and marketing	45.6	40.6	45.7	41.1
General and administrative	19.1	19.1	21.7	18.3
Research and development	6.4	6.5	6.4	6.2
Restatements and related costs	1.1	2.3	3.3	4.3
Operating income	4.2	6.5	0.6	4.5
Net (loss) income	(1.4)	0.4	(2.1)	(0.9)

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Net Sales

The tables below present net sales by SBU reporting segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	Reported Increase (Decrease)	Constant Currency Increase (Decrease)

BioStim	$41,559	$38,285	8.6%	8.6%
Biologics	14,639	13,856	5.7%	5.7%
Extremity Fixation	24,694	27,636	(10.6)%	3.4%
Spine Fixation	20,259	21,217	(4.5)%	(3.9)%
Total net sales	$101,151	$100,994	0.2%	4.1%

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	Reported Increase (Decrease)	Constant Currency Increase (Decrease)

BioStim	$119,962	$114,937	4.4%	4.4%
Biologics	43,874	40,718	7.8%	7.8%
Extremity Fixation	72,103	82,005	(12.1)%	2.1%
Spine Fixation	55,928	64,333	(13.1)%	(12.6)%
Total net sales	$291,867	$301,993	(3.4)%	0.6%

 For the third quarter, net sales increased slightly to $101.2 million when compared to net sales of $101.0 million in the same period of the prior year. Excluding the impact of foreign currency, net sales increased by approximately $4.2 million, or 4.1%, when compared to the same period in the prior year. For the first nine months of 2015, net sales decreased $10.1 million, or 3.4%, to $291.9 million as compared to $302.0 million for the same period in the prior year. Excluding the impact of foreign currency, net sales increased by $1.9 million, or 0.6%, during the first nine months of 2015 when compared to the same period in the prior year.

Net Sales by SBU

In the third quarter, net sales in our BioStim SBU increased $3.3 million, or 8.6%, to $41.6 million as compared to $38.3 million for the same period in the prior year.  For the first nine months of 2015, net sales in our BioStim SBU increased $5.0 million, or 4.4%, to $120.0 million as compared to $114.9 million for the same period in the prior year.  These increases were primarily due to the expansion of the BioStim sales channel.

In the third quarter, net sales in our Biologics SBU increased $0.8 million, or 5.7%, to $14.6 million as compared to $13.9 million for the same period in the prior year. For the first nine months of 2015, net sales in our Biologics SBU increased $3.2 million, or 7.8%, to $43.9 million as compared to $40.7 million for the same period in the prior year. These increases were primarily driven by an expanded sales channel through additional distributors. The increase for the quarter was partially offset by anticipated low single digit pricing pressures.

In the third quarter, net sales in our Extremity Fixation SBU decreased $2.9 million, or 10.6%, to $24.7 million as compared to $27.6 million for the same period in the prior year, primarily due to a $3.9 million decrease from the impact of foreign currency translation. Excluding the impact of foreign currency, during the third quarter, net sales for our Extremity Fixation SBU increased $0.9 million, or 3.4%, primarily driven by growth in the U.S. and increased cash collections. These increases were partially offset by declining sales in Brazil on a constant currency basis. For the first nine months of 2015, net sales in our Extremity Fixation SBU decreased $9.9 million, or 12.1%, to $72.1 million as compared to $82.0 million for the same period in the prior year, primarily due to an $11.6 million decrease from the impact of foreign currency translation. Excluding the impact of foreign currency, during the first nine months of 2015, net sales for our Extremity Fixation SBU increased $1.7 million, or 2.1%, primarily driven by growth in the U.S. and increased international cash collections. These increases were partially offset by declining sales in Brazil on a constant currency basis.

In the third quarter, net sales in our Spine Fixation SBU decreased $1.0 million, or 4.5%, to $20.3 million as compared to $21.2 million for the same period in the prior year. For the first nine months of 2015, net sales in our Spine Fixation SBU decreased $8.4 million, or 13.1%, to $55.9 million as compared to $64.3 million for the same period in the prior year. These decreases for the third quarter and first nine months of 2015 were primarily due to the disruption of the domestic sales channel following our restructuring of and investment in the domestic sales channel to position us for long-term growth and profitability.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	2015	2014

Net sales	$101,151	$100,994	$291,867	$301,993
Cost of sales	23,865	25,268	65,114	77,455
Total gross profit	$77,286	$75,726	$226,753	$224,538

In the third quarter, gross profit increased $1.6 million, or 2.1%, to $77.3 million as compared to $75.7 million for the same period in the prior year. Gross profit as a percent of net sales was 76.4% in the third quarter compared to 75.0% for the same period of the prior year. For the first nine months of 2015, gross profit increased $2.2 million, or 1.0%, to $226.8 million as compared to $224.5 million for the same period in the prior year. Gross profit as a percent of net sales was 77.7% in the first nine months of 2015 and 74.4% in the same period in the prior year. These increases for the third quarter and first nine months of 2015 resulted from decreases in costs of sales. The decrease in cost of sales for the third quarter of 2015 as compared to the prior year is primarily due to the increased sales mix of our BioStim and Biologics regenerative solutions relative to our other products. The decrease in cost of sales for the first nine months is due to changes in foreign exchange rates, shrinkage charges incurred in the second quarter of 2014 of $1.9 million as a result of physical counts of approximately 90% of our field inventory as part of the remediation activities that followed our Original Restatement, and a higher mix of sales in our regenerative businesses, BioStim and Biologics.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	2015	2014

Sales and marketing	$46,129	$40,998	$133,360	$124,182
General and administrative	19,348	19,322	63,423	55,396
Research and development	6,523	6,572	18,819	18,818
Restatements and related costs	1,147	2,326	9,276	12,959
Total operating expenses	$73,147	$69,218	$224,878	$211,355

Sales and Marketing Expense

In the third quarter, sales and marketing expense increased $5.1 million, or 12.5%, to $46.1 million, and increased $9.2 million, or 7.4%, to $133.4 million in the first nine months of 2015, when compared to the same periods of the prior year. These increases for the third quarter and first nine months of 2015 were primarily driven by increases to bad debt expense of $3.0 million and $2.6 million for the quarterly and year-to-date periods, of which $2.0 million resulted from an increase in reserves in response to the recent fiscal and economic difficulties experienced by the Puerto Rico Commonwealth, including receiving downgrades in credit ratings. The increase is also attributable to an overall increase in sales and field-based training personnel, as part of the rebuilding and expansion of our sales organization as well as sales commission quota overachievement in certain territories. As a percent of net sales, sales and marketing expense was 45.6% and 40.6% in the third quarter of 2015 and 2014, respectively, and 45.7% and 41.1% in the first nine months of 2015 and 2014, respectively.

General and Administrative Expense

In the third quarter, general and administrative expense, inclusive of amortization of intangible assets, remained flat at $19.3 million and increased $8.0 million, or 14.5%, to $63.4 million in the first nine months of 2015, when compared to the same periods in the prior year. The slight increase in the third quarter and the increase for the first nine months of 2015 were primarily driven by an increase in professional fees and personnel costs within our finance department as part of our internal control remediation efforts;  increased stock-based compensation of $0.3 million and $1.5 million for the quarterly and year-to-date periods, respectively; approximately $1.0 million related to a legal judgment recorded in the second quarter of 2015 for the year-to-date period; and decreased spending of $0.2 million and increased spending of $3.2 million associated with the strengthening of our infrastructure as part of Project Bluecore for the quarterly and year-to-date periods, respectively. These increases were partially offset by the impact of changes in foreign exchange rates for the quarterly and year-to-date periods. As a percent of net sales, general and administrative expense was 19.1% in the third quarter of 2015 and 2014, and 21.7% and 18.3% in the first nine months of 2015 and 2014, respectively.

Research and Development Expense

In the third quarter, research and development expense decreased $0.1 million, or 0.7%, to $6.5 million, and remained flat at $18.8 million in the first nine months of 2015, when compared to the same periods in the prior year. As a percent of net sales, research and development expense was 6.4% and 6.5% in the third quarter of 2015 and 2014, respectively, and 6.4% and 6.2% in the first nine months of 2015 and 2014, respectively.

Restatements and Related Costs

In the third quarter, as part of the restatements of our consolidated financial statements, the Company incurred $1.1 million of charges related to these activities as compared to $2.3 million for the same period in the prior year.  The costs incurred in the third quarter of 2015 are primarily continuing legal fees incurred as part of the SEC Investigation and Securities Class Action Complaint, resulting from the Original and Further Restatements.  The costs incurred in the third quarter of 2014 are related to our Further Restatement filed in March 2015 and our Original Restatement filed in March 2014.

In the first nine months of 2015, as part of our accounting review and restatements of our consolidated financial statements, the Company incurred $9.3 million of charges related to these activities as compared to $13.0 million for the same period in the prior year.  This decrease is due to a reduction in outside consultant costs incurred during our Further Restatement filed in March 2015 when compared to our Original Restatement filed in March 2014. Costs incurred in the first nine months of 2015 relate to the restatement, which was completed in the first quarter of 2015, and the resulting ongoing SEC Investigation and Securities Class Action Complaint.

Non-operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	2015	2014

Interest expense, net	$(125)	$(395)	$(323)	$(1,355)
Other expense, net	(1,736)	(1,322)	(192)	(1,231)
Total non-operating expenses	$(1,861)	$(1,717)	$(515)	$(2,586)

Interest Expense, Net

In the third quarter, interest expense, net was $0.1 million as compared to interest expense, net of $0.4 million for the same period in the prior year. For the first nine months of 2015, interest expense, net was $0.3 million as compared to $1.4 million for the same period in the prior year. The decrease in interest expense for the quarter and for the first nine months of 2015 was primarily driven by interest income of $0.3 million and $0.7 million, respectively, related to the eNeura Convertible Promissory Note and the pay down of all outstanding debt under the Revolving Credit Facility in the third quarter of 2014.

Other Expense, Net

In the third quarter, other expense, net was $1.7 million as compared to $1.3 million for the same period in the prior year. Other expense includes the effect of foreign exchange transactions.

In the first nine months of 2015, other expense, net was $0.2 million as compared to $1.2 million for the same period in the prior year. The decrease was primarily due to a $3.1 million gain on the sale of the Company’s Tempus™ Cervical Plate product line in 2015, which was offset by the effect of foreign exchange transactions due to the strengthening of the U.S. Dollar against the Euro and the Brazilian Real during the first nine months of 2015 as compared to the same period in the prior year.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	2015	2014

Income tax expense from continuing operations	$(3,066)	$(4,763)	$(5,808)	$(9,251)
Effective tax rate	134.6%	99.4%	427.0%	87.3%

In the third quarter, our effective tax rate on continuing operations was 134.6%, or $3.1 million, as compared to 99.4%, or $4.8 million, for the same period in the prior year. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the third quarter of 2015 and 2014 was 63.3% and 74.7%, respectively. In the first nine months of 2015, our effective tax rate on continuing operations was 427.0%, or $5.8 million, as compared to 87.3%, or $9.3 million, for the same period in the prior year. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the first nine months of 2015 and 2014 was 279.2% and 68.4%, respectively.  The Company’s effective tax rate for the three and nine month periods ended September 30, 2015 was impacted by recording a valuation allowance on the net deferred tax assets in Puerto Rico in response to the recent fiscal and economic difficulties in that jurisdiction, the Company’s mix of earnings among various tax jurisdictions, state taxes, and current period losses in certain jurisdictions for which the Company does not currently receive a tax benefit.

Discontinued Operations

In the third quarter, net loss from discontinued operations was approximately $0.6 million as compared to net income of $0.4 million for the same period in the prior year. In the first nine months of 2015, net loss from discontinued operations was approximately $1.7 million as compared to net loss of $4.1 million for the same period in the prior year. The activity in discontinued operations is comprised of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to our former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents at September 30, 2015, was $63.7 million. This compares to cash and cash equivalents including restricted cash of $71.2 million at December 31, 2014, of which $34.4 million was subject to certain restrictions under the previous senior secured credit agreement as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2015	2014	Year Over Year Change

Net cash provided by operating activities	$26,236	$35,966	$(9,730)
Net cash used in investing activities	(31,649)	(12,919)	(18,730)
Net cash provided by (used in) financing activities	34,673	(20,488)	55,161
Effect of exchange rate changes on cash	(2,381)	(1,658)	(723)
Net increase in cash and cash equivalents	$26,879	$901	$25,978

Operating Activities

Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation and deferred income taxes) and changes in working capital. Net loss increased $3.4 million to net loss of $6.2 million for the nine months ended September 30, 2015, from net loss of $2.7 million for the comparable period in the prior year. Non-cash items for the nine months ended September 30, 2015 increased $2.8 million to $28.2 million compared to non-cash items of $25.4 million in the same period of 2014. Working capital accounts provided $4.2 million of cash for the nine months ended September 30, 2015, and provided $13.3 million for the nine months ended September 30, 2014, specifically driven by trade accounts receivable, inventories, and trade accounts payable.

Investing Activities

Net cash used in investing activities increased for the nine months ended September 30, 2015 due to the purchase of debt securities in connection with the Option Agreement entered into with eNeura of $15.3 million and an increase in capital expenditures of $9.7 million, partially offset by proceeds from the sale of assets of $4.8 million.

Financing Activities

Net cash provided by financing activities increased for the nine months ended September 30, 2015, due to the removal of the restricted cash requirement at June 30, 2015, as a result of the Company having no balance outstanding on the secured revolving credit facility and compliance with all required covenants, compared to a restricted cash requirement of $34.4 million as of December 31, 2014. The Company also paid debt issuance costs of $1.7 million as part of the credit facility entered into on August 31, 2015, which is discussed below.  During the nine months ended September 30, 2015, and 2014, we also received proceeds of $1.7 million and $10.3 million, respectively, from the issuance of 271,166 shares and 501,862 shares, respectively, of our common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.  During the nine months ended September 30, 2014 the Company also paid down $20.0 million of long-term debt.

Infrastructure Initiative

In 2014, we initiated project Bluecore to improve the reliability and efficiency of our systems, processes and reporting as well as drive down our overhead expenses. This project is planned to continue through mid-2017. In addition to re-implementing our Oracle ERP platform company-wide, we expect to improve supply chain management, simplify finance and accounting procedures and move to less manual processes with fewer redundancies throughout the company. Bluecore and other process improvement initiatives remain on schedule and on budget. For the nine months ended September 30, 2015, the Company spent $16.9 million pursuant to this initiative, $12.2 million of which was capitalized.

Credit Facilities

On August 31, 2015, the Company, through its subsidiaries Orthofix Holdings, Inc. (“Orthofix Holdings”) and Victory Medical Limited (“Victory Medical”, and collectively with Orthofix Holdings, the “Borrowers”), entered into a Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lenders party thereto. The New Credit Agreement provides for a five year $125 million secured revolving credit facility (the “Facility”) and replaces the Company’s prior 2010 credit facility, which expired and matured pursuant to its terms on August 30, 2015 with no amounts outstanding.  As of September 30, 2015, the Borrowers have not made any borrowings under the New Credit Agreement. For additional information regarding the terms of the New Credit Agreement, see Note 3 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

The Company had no borrowings and an unused available line of credit of €5.8 million ($6.5 million and $7.0 million) at September 30, 2015, and December 31, 2014, respectively, on its Italian line of credit. This unsecured line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

Puerto Rico Commonwealth

Due to the recent fiscal and economic difficulties experienced by the Puerto Rico Commonwealth, which include amongst other factors, failure to satisfy debt service obligations, the issuing of a Fiscal and Economic Growth Plan, and receiving downgrades in credit ratings, the Company increased its accounts receivable reserve estimate, resulting in additional bad debt expense of $2.0 million during the three months ended September 30, 2015. Reserves may increase in the future if economic conditions in Puerto Rico deteriorate further.  The Company also expects revenue to decline in the near-term as we will begin on October 1, 2015, to recognize revenue from future transactions with government customers in Puerto Rico when cash is received.

Share Repurchase Plan

The Company’s Board of Directors has authorized a share repurchase plan, authorizing the purchase of up to $75 million of the Company’s common stock through and including September 2017. Under the program, common share repurchases are expected to consist primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, though the Company may also make repurchases through block trades or privately negotiated transactions. Repurchases may be made from cash on hand, cash generated from opreations, and/or borrowings under the Company’s new secured revolving credit facility. The program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.

Other

For information regarding Contingencies, see Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

As a multinational company, we are subject to certain market risks, including foreign currency. We consider a variety of practices to manage these market risks. For information regarding the derivative instruments the Company owns to manage these risks, see Note 4 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Off-balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2014, other than the following, which has been added in connection with the Convertible Promissory Note and Option Agreement entered into with eNeura (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further details):

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

The Company’s financial instruments include cash equivalents, trade accounts receivable, accounts payable, long-term secured debt, trading securities, common stock warrants, available for sale securities and a cross currency derivative contract. The carrying value of accounts receivable, investments and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.  Our fair value measurements is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, specifically as they relate to financial instruments measured using Level 3 inputs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2014, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Our remediation efforts with respect to these weaknesses are continuing, and we have determined that these material weaknesses were continuing as of September 30, 2015. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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
●

We have enhanced the calculation and review of our inventory reserve analysis, including enhancing our model to capture demand considerations at the component level rather than the aggregated “kit” level, and increasing the involvement of both finance and operational personnel, which we expect to provide better controls to assess excess and obsolete inventory based on the current inventory on hand in relation to the forecast and related reserves; and

●

We have implemented new procedures and controls to determine and verify for each period the amounts of inventory purchase obligations with third parties to assess if such amounts are considered excess amounts warranting reserve.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there have not been any changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has not made any repurchases of its common stock during the third quarter of 2015.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

10.1

Credit Agreement, dated as of August 31, 2015, among Orthofix Holdings, Inc. and Victory Medical Limited as borrowers, Orthofix International N.V. and certain subsidiaries of Orthofix International N.V. party thereto as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and JPMorgan Chase, N.A., as administrative agent (filed as an exhibit to the Company’s current report on Form 8-K filed September 1, 2015 and incorporated herein by reference).

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

ORTHOFIX INTERNATIONAL N.V.

Date: November 3, 2015	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer

Date: November 3, 2015	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer