Form 10-K
period 2015-12-31
ORTHOFIX INTERNATIONAL N V
filed 2016-02-29
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 30, 2015, as reported by the Nasdaq Global Select Market, was approximately $624.0 million.

As of February 26, 2016, 18,373,800 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2016 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

Orthofix International N.V.

Form 10-K for the Year Ended December 31, 2015

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to: the expected sales of our products, including recently launched products; the continuation of our ongoing share repurchase program; an investigation by the Division of Enforcement of the Securities Exchange Commission (the “SEC”) and related securities class action litigation arising out of our prior accounting review and restatements of financial statements; our review of allegations of improper payments involving our Brazil-based subsidiary (which review is described in Part I, Item 3, “Legal Proceedings”); the geographic concentration of certain accounts receivable in countries or territories that are facing severe fiscal challenges; unanticipated expenditures; changing relationships with customers, suppliers, strategic partners and lenders; changes to and the interpretation of governmental regulations; the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against our former sports medicine global business unit (as further described in Part I, Item 3, “Legal Proceedings”); our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice; risks relating to the protection of intellectual property; changes to the reimbursement policies of third parties; the impact of competitive products; changes to the competitive environment; the acceptance of new products in the market; conditions of the orthopedic and spine industries; credit markets and the global economy; corporate development and market development activities, including acquisitions or divestitures; unexpected costs or operating unit performance related to recent acquisitions; and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file with the SEC in the future.

PART I

Item 1.	Business

In this report, the terms “we,” “us,” “our,” “Orthofix,” “the Company” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a diversified, global medical device company focused on improving patients’ lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, TX, the Company has four strategic business units that include BioStim, Biologics, Extremity Fixation and Spine Fixation. Orthofix products are widely distributed via the Company’s sales representatives, distributors and its subsidiaries. In addition, Orthofix is collaborating on research and development activities with leading clinical organizations such as the Musculoskeletal Transplant Foundation (“MTF”) and the Texas Scottish Rite Hospital for Children.

We have administrative and training facilities in the United States (“U.S.”), Italy, Brazil, the United Kingdom (“U.K.”), France, Germany, and Puerto Rico and manufacturing facilities in the U.S. and Italy. We directly distribute products in the U.S., Italy, the U.K., Germany, Austria, France, Brazil, and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

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

Business Segments

We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, Spine Fixation, and supported by Corporate activities. Financial information regarding our reportable business segments and certain geographic information is included in Part II, Item 7 of this report and Note 12 to the Consolidated Financial Statements in Item 8 of this report.

Net Sales by SBU

The table below presents net sales by SBU reporting segment. Net sales include product sales and marketing service fees.

	Year ended December 31,
	2015		2014		2013
(U.S. Dollars in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
BioStim	$164,955	41.6%	$154,676	38.5%	$145,085	36.5%
Biologics	59,832	15.1%	55,881	13.9%	53,746	13.5%
Extremity Fixation	96,034	24.2%	109,678	27.3%	103,359	26.0%
Spine Fixation	75,668	19.1%	82,042	20.4%	95,421	24.0%
Total net sales	$396,489	100.0%	$402,277	100.0%	$397,611	100.0%

Additional financial information regarding our business segments can be found in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in Item 8 under the heading “Financial Statements and Supplementary Data.”

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, which is supported by strong basic mechanism of action data in the scientific literature as well as strong level one randomized controlled clinical trials in the medical literature.  Current research and clinical studies are underway to identify potential new clinical indications.  This SBU uses distributors and sales representatives to sell its devices to hospitals, doctors and other healthcare providers, primarily in the U.S.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, independent sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with the MTF allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors, sales representatives and affiliates to sell orthopedic products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors, sales representatives, and affiliates to sell spine products to hospitals, doctors and other healthcare providers, globally.

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

Biologics: Provide a portfolio of regenerative tissues and products that provide physicians with additional surgical options that augment their surgical procedures and results. Our key initiatives are:

●	Continue to focus our sales efforts on Trinity ELITE® and leverage its market acceptance;
●	Enhance our distribution network through an increase in distributor partners in our existing markets; and
●	Accelerate new tissue development projects with MTF.

Extremity Fixation: Provide external and internal temporary to definitive fixation devices used in fracture repair, deformity correction and bone reconstruction. Our key initiatives are:

●	Continue to focus our sales efforts on driving adoption of TL-HEX TrueLok Hexapod System® and Galaxy Fixation® System product lines; and
●	Develop and acquire premium products for temporary fixation, deformity correction and pediatrics.

Spine Fixation: Provide a portfolio of surgical products that allow physicians to successfully treat a variety of spinal conditions. Our key initiatives are:

●	Continue to expand U.S. sales force coverage; and
●	Increase our new product introduction pace through product acquisitions, licensing agreements, and a more streamlined and productive new product development process.

Other Financial and Business Initiatives:

●	Continue to identify, recruit and hire highly talented and experienced commercial and corporate leaders;
●	Expand our geographic sales coverage to high priority countries and U.S. territories where we currently are underpenetrated;
●	Drive sales in the U.S. by expanding our integrated delivery networks, group purchasing organizations and regional hospital system commercial contracting team and expertise;
●

Invest in a reimbursement strategy and team dedicated to addressing the requirements of third party payors. This team will be supported with evidence-based clinical research and cost effectiveness studies coordinated by our research team;

●	Continue to enhance physician relationships through extensive product education and training programs;
●	Achieve more effective and efficient business processes, systems and controls throughout the organization; and
●	Increase our research and development and clinical investments in our core technologies of osteogenesis stimulation and regenerative tissue forms.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation, of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

Products

Our revenues are derived from the sales of products and marketing service fees. Marketing service fee sales are comprised of fees earned for the marketing of tissue forms including Trinity Evolution®, Trinity ELITE® and VersaShield®, all three of which are derived from our partnership with MTF.

The following table identifies our principal products by trade name and describes their primary applications:

Product	Primary Application
BioStim Solutions

Cervical-Stim®	Pulsed electromagnetic field (“PEMF”) non-invasive cervical spine regenerative stimulator used to enhance bone growth

Spinal-Stim®	PEMF non-invasive lumbar spine regenerative stimulator used to enhance bone growth

Physio-Stim®	PEMF non-invasive long bone regenerative stimulator used to enhance bone growth in non-union factures

Biologic Solutions

AlloQuent® Structural Allografts	Interbody devices made of cortical bone that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc

Trinity ELITE®	A fully moldable allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

Trinity Evolution®	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

VersaShield®	A thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands

Collage® Synthetic Osteoconductive Scaffold	A synthetic bone void filler

Extremity Fixation Solutions

Fixator	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus™, XCaliber® and Gotfried P.C.C.P®

Eight-Plate Guided Growth System®	Treatment for bowed legs or knock knees of children

LRS Advanced Limb Reconstruction System®	External fixation for limb lengthening and corrections of deformity

TrueLok™	Ring fixation system for limb lengthening and deformity correction

TL-HEX TrueLok Hexapod System®(“TL-HEX™”)	Hexapod external fixation system for trauma and deformity correction with associated software

Galaxy Fixation® System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps

PREFIX™ and PREFIX 2™	External fixation range for temporary fixation of fractures in trauma

VeroNail® Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail® Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Cemex®	Bone cement

OSCAR®	Ultrasonic bone cement removal

Product	Primary Application
Centronail® Ankle Compression Nailing System (“ACN”)	An extension of the Centronail® range of intermedullary nails

Ankle Hindfoot Nail (“AHN”)	A differentiated solution for hindfoot fusions

Contours™ Lapidus Plating System™ (“LPS”)	A plate design contoured specifically for a tarsometatarsal (“TMT”) fusion

Contours PHP Proximal Humeral Plate™ (“PHP”)	An innovative plating solution for fraction fixation of the proximal humerus

Contours VPS® Volar Plating System™ III	The 3rd generation of plates to treat distal radius fractures

Spine Fixation Solutions

3°™ /Reliant™ Anterior Cervical Plating Systems	Plating systems implanted during anterior cervical spine fusion procedures

Hallmark® Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent® LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

NewBridge® Laminoplasty Fixation System	A device implanted during a posterior surgical procedure designed to expand the cervical vertebrae and relieve pressure on the spinal canal

ATHLET™ Vertebral Body Replacement (“VBR”) System	A lordotic, modular vertebral body replacement system intended for use in the thoracolumbar spine

Construx® Mini PEEK Spacer System	Smaller, unibody versions of the Construx PEEK VBR System, implanted as a cervical interbody or partial vertebrectomy solution

CONSTRUX® Mini PEEK/ Titanium Composite™ (“PTC”) Spacer System™	A cervical interbody with porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics

Construx® PEEK VBR System	A modular device implanted during the replacement of degenerated or deformed spinal vertebrae to provide additional anterior support

NGage® Surgical Mesh System	A modular metallic interbody implant placed between two vertebrae designed to restore disc space and increase stability that has been lost due to degeneration or deformity

PILLAR® PL & TL PEEK VBR System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Transforaminal Lumbar Interbody Fusion (“TLIF”) procedures

FORZA® Spacer System	Interbody devices for PLIF and TLIF procedures

PILLAR® AL PEEK Partial VBR System	An intervertebral body fusion device for Anterior Lumbar Interbody Fusion (“ALIF”) procedures

PILLAR® SA PEEK Spacer System	An intervertebral body fusion device that incorporates screw fixation to optimize implant stability

Firebird® Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

Firebird® Deformity Correction System	An extension to the Firebird® Spinal Fixation System that provides additional instrument and implant options for complex thoracolumbar spine procedures

Phoenix® Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird® Spinal Fixation System designed to be implanted during a posterior thoracolumbar spine fusion procedure

Product	Primary Application
Phoenix® Compression Destraction Extension (“CDX™”)	An extension to the Phoenix® Minimally Invasive Spinal Fixation System that provides additional implant and instrument options for complex deformity spinal fixation

JANUS™ Midline Fixation Screw

An addition to the Firebird® Spinal Fixation System designed to achieve more cortical bone purchase in the medial to lateral trajectory when compared to traditional pedicle screws and provides surgeons with the option of a midline approach

SFS™ Spinal Fixation System

A system of screws, hooks, rods, spacers, staples, washers, dominos, lateral offsets, cross-connectors that provides simple, reliable and comprehensive stabilization solution for spinal non-cervical fixation

Samba-Screw® System	A minimally invasive screw system that is intended for fixation of sacroiliac joint disruptions in skeletally mature patients

ProView® Minimal Access Portal (“MAP”) System

An instrument system for minimally invasive posterior lumbar spinal fusion, including tubular and expandable retractors, a percutaneous screw delivery system and the ONYX ™ System for Disc removal and interbody space preparation

Unity® Lumbosacral Fixation System	A plating system implanted during anterior lumbar spine fusion procedures

LONESTAR® Cervical Stand Alone (“CSA”)	A stand-alone spacer system designed to provide the biomechanical strength to a tradition or minimal invasive ACDF procedure with less disruption of patient anatomy and preserve the anatomical profile

SKYHAWK® Lateral Interbody Fusion System & Lateral Plate System

Provides a complete solution for the surgeon to perform a Lateral Lumbar Interbody Fusion, an approach to spinal fusion in which the surgeon access the intervertebral disc space using a surgical approach from the patient’s side that disturbs fewer structures and tissues

QUADRx™ Lateral Retractor

A retractor with a straightforward 4 blade design that requires no sequential dilation prior to retractor placement over the guide wire and creates a rectangular aperture  that provides adaptability to both patient anatomy and surgeon technique

CENTURION® Posterior Occipital Cervico-Thoracic (“POCT”) System	A multiple component system comprised of a variety of non-sterile, single use components made of titanium alloy or cobalt chrome that allow the surgeon to build a spinal implant construct

We have proprietary rights in all of the above products with the exception of Cemex®, Eight-Plate Guided Growth System® and Contour VPS®. We have the exclusive distribution rights for the Cemex® in Italy and for the Eight-Plate Guided Growth System® and Contour VPS® worldwide.

We have numerous trademarked products and services including but not limited to the following: Orthofix®, Blackstone™, Spinal-Stim®, Cervical-Stim®, 3°™, Reliant™, Hallmark®, Firebird®, Ascent®, Construx®, Unity®, NGage®, Newbridge®, Trinity ELITE®, Trinity Evolution®, VersaShield®, PILLAR®, Alloquent®, ProView®, ProCallus®, XCaliber®, VeroNail®, Centronail®, PREFIX™, Gotfried P.C.C.P®, Physio-Stim®, TrueLok™, Galaxy Fixation® System and TL-HEX™, LONESTAR®, SKYHAWK® and CENTURION®.

BioStim

Spinal Regenerative Solutions

Regenerative stimulators used in spinal applications are designed to enhance bone growth and the success rate of certain spinal fusions by stimulating the body’s own natural healing mechanism post-surgically. These non-invasive portable devices are intended to be used as part of a home treatment program prescribed by a physician.

We offer two spinal regenerative stimulation devices, Spinal-Stim® and Cervical-Stim®, through our subsidiary, Orthofix Inc. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. Research data shows that our PEMF signal induces mineralization and results in a process that stimulates new regeneration at the spinal fusion site. We have sponsored independent research at Cleveland Clinic, New York University and University of Medicine and Dentistry of New Jersey, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and efficacy of healing. From this effort, a total of six studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic allowing for characterization and visualization of the Orthofix PEMF waveform is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data along with additional clinical data could represent new clinical indication opportunities for our regenerative stimulation solutions.

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

Regenerative Solutions

Our premier biologics tissues include Trinity ELITE® and Trinity Evolution®, which are cortical cancellous allografts that contain viable cells and are used during surgery in the treatment of musculoskeletal defects for bone reconstruction and repair. These allografts are intended to offer a viable alternative to an autograft procedure; harvesting autograft adds risk of an additional surgical procedure and related patient discomfort in conjunction with a repair surgery.

To offer structural support and facilitate bone growth in spine fusion procedures we offer a full line of Alloquent® allograft structural spacers derived from human cadaveric bone. These spacers are used to restore the height lost between vertebral bodies when discs are removed in fusion procedures and to facilitate spine fusion.

We market Collage® as an osteoconductive scaffold and a bone graft substitute product. The product is a combination synthetic bone graft substitute comprised of beta tri-calcium phosphate and type 1 bovine collagen.

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

We receive a marketing fee through our collaboration with MTF for Trinity Evolution®, Trinity ELITE®, and VersaShield®. Under our Agreements with MTF, MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. We have exclusive worldwide rights to market our Trinity Evolution® and Trinity ELITE® technologies. We market our VersaShield® under a private label brand via a non-exclusive marketing agreement for the tissue form.

To date, our Biologics are offered primarily in the U.S. market due in part to restrictions in providing U.S. human donor tissue in other countries.

Extremity Fixation

The medical devices offered in our Extremity Fixation SBU include both internal and external fixation solutions for extremity repair and deformity correction, both for adults and children.

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

The LRS Advanced Limb Reconstruction System® uses callus distraction to lengthen bone in a variety of procedures. It can be used in monofocal lengthening and corrections of deformity. Its multifocal procedures include bone transport, simultaneous compression and distraction at different sites, bifocal lengthening and correction of deformities with shortening. In 2009, improvements on size, flexibility and ease of use were implemented for the release of the LRS Advanced Limb Reconstruction System®.

Our external fixation product, Galaxy Fixation®, which was released in 2012, incorporates a streamlined combination of clamps with both pin-to-bar and bar-to-bar coupling capabilities that provide a complete range of applications and reduces inventory. It also includes specific units for the elbow, shoulder and wrist. While the rigidity and stability allows for use in definitive fixation, the design also addresses the need for rapid stabilization needed for temporary fixation in large trauma centers.

The TrueLok™ Ring Fixation System is a surgeon-designed, lightweight external fixation system for limb lengthening and deformity correction. In essence, a ring fixation construct consists of circular rings and semi-circular external supports centered on the patient’s limb and secured to the bone by crossed, tensioned wires and half pins. The rings are connected externally to provide stable bone fixation. The main external connecting elements are threaded rods, linear distractors, or hinges and angular distractors, which allow the surgeon to adjust the relative position of rings to each other. The ring positions are manipulated either acutely or gradually in precise increments to perform the correction of the deformity, limb lengthening, or bone segment transportation as required by the surgeon. Created with pre-assembled function blocks, the TrueLok™ is a simple, stable, versatile ring fixation system.

Building on the TrueLok™ brand, in the international markets, TL-HEX™ TrueLok Hexapod System® was released in 2012. TL-HEX™ is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok™ frame. In essence, the system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings’ position is adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All the basic components from the TrueLok Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates as well as other assembly components and instrumentation) can be utilized with TL-HEX™; therefore external supports from both systems can be connected to each other when building fixation blocks. As with any other hexapod-type external fixator, for successful application of the TL-HEX™, an associated software is also available (www.tlhex.com).

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

Our proprietary XCaliber® bone screws are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue and improves bone grip. Other screws in this proprietary line do not include the hydroxyapatite coating, but offer different advantages such as patented thread designs for better adherence in hard or poor quality bone. We believe we have a full line of bone screws to meet the demands of the market. Adding to the XCaliber® bone screw product line are also cylindrical screws first released for the US market and which we expect will be following in international markets. The type of screw is geared towards the trauma applications of the Galaxy Fixation® System.

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

●	The Ankle Hindfoot Nail from Orthofix is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails.
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

We provide a wide array of implants designed for use primarily in cervical, thoracic and lumbar fusion surgeries. These implants are made of either metal or PEEK. The majority of the implants that we offer are made of titanium metal. This includes the 3°™, Reliant® and Hallmark® cervical plates. Additionally, the Spinal Fixation System (“SFS”), the Firebird® Spinal Fixation System, the Phoenix® Minimally Invasive Spinal Fixation System, the Ascent®, Ascent® LE, and the Centurion® POCT Systems are sets of rods, cross connectors and screws which are implanted during posterior fusion procedures. The Firebird®  Modular and pre-assembled Spinal Fixation System is designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with our product ProView® MAP System. To complement our plate and screw based fixation options we offer an entire portfolio of cervical and thoracolumbar PEEK interbody devices within our Pillar® and Forza® product lines.  This interbody portfolio includes two stand-alone devices, Lonestar® and Pillar SA®, as well as the Construx® Mini PTC™ system, a novel titanium composite spacer which offers a superior alternative to other plasma spray coated options currently available on the market.  We also offer specialty plates and screws that are used in less common procedures, and as such, are not manufactured by many device makers. These specialty implants include the Newbridge® Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, the Samba-Screw® System used in Sacroiliac Joint Fixation, as well as the Unity® plate which is used in anterior lumbar fusion procedures.

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

In 2015, 2014 and 2013 we incurred $26.4 million, $25.0 million and $26.8 million, respectively, of research and development expense.

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

Our Integrity Advantage™ Program is designed to meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws. Key elements of the Integrity Advantage™ Program include:

●	Organizational oversight by senior-level personnel responsible for the compliance function within our Company;
●	Written standards and procedures, including a Corporate Code of Business Conduct;
●	Methods for communicating compliance concerns, including anonymous reporting mechanisms;
●	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action;
●	Compliance education and training for employees and contracted business associates;
●	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness;
●	Disciplinary guidelines to enforce compliance and address violations;
●	Exclusion lists screening of employees, and contracted business associates; and
●	Risk assessments to identify areas of compliance risk.

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

In addition, our Biologics business markets tissue for bone repair and reconstruction under the brand names Trinity Evolution® and Trinity ELITE® which are allogeneic bone matrices comprised of cancellous bone containing viable stem cells and a demineralized cortical bone component. We believe these allografts are properly classified under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug. We believe they are regulated under Section 361 of the Public Health Service Act and C.F.R. Part 1271. Biologics also distributes certain surgical implant products known as “allograft” products that are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. We believe that these tissues are properly classified by the FDA as minimally-manipulated tissue and are covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers of the Trinity Evolution®, Trinity ELITE® and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a description of these risks, see Item 1A Risk Factors.

The medical devices we develop, manufacture, distribute and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance such approvals will be granted on a timely basis, if at all. While we believe we have obtained all necessary clearances and approvals for the manufacture and sale of our products and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and governmental prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Adverse Event Reporting regulations, which require that manufacturers report to FDA and other foreign governmental agencies if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA and European Notified Bodies to determine our compliance with FDA’s QSR and other international regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In addition to the domestic FDA inspections, all manufacturing facilities of the Company are subject to annual Notified Body inspections. No major findings have been received and certification has been granted or maintained. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Any of those actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations or cash flows. For a description of these risks, see Item 1A Risk Factors.

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

Strategic Business Units

Our revenues are generally derived from the sales of products in four SBUs, BioStim, Biologics, Extremity Fixation, and Spine Fixation, which accounted for 42%, 15%, 24%, and 19%, respectively, of our total net sales in 2015.

Sales, Marketing and Distributor Network

We have established a broad distribution network comprised of direct sales representatives and distributors. This established distribution network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in over 65 countries.

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

To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the Eucomed Code guidelines, we organize regular multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America and the Orthofix Institute for Research, Training and Education in the North American Operations and Training Center in Lewisville, Texas. The Orthofix Institute is a state of the art facility that features a lecture room, classroom, workshop and a 7-station bioskills laboratory. In 2015, over 1,600 surgeons from around the world attended these product education seminars, which included a variety of lectures from specialists as well as demonstrations and hands-on workshops. Each year many of our sales representatives and distributors independently conduct basic product training and education courses to local surgeons. We also regularly provide sales training at our training center in Lewisville, Texas, with our sales representatives in the field and in regional locations throughout the world. Additionally, we have implemented a web-based sales training program, which provides ongoing education for our sales representatives.

Competition

Our regenerative stimulation products, which are part of our Biologics and BioStim SBUs, compete principally with similar products marketed by Biomet Spine, a business unit of Zimmer Biomet, Inc; DJO Incorporated; and the Exogen product line owned by Smith and Nephew plc. and Essex Woodlands, a private equity firm. Our spinal implant, HCT/P products, and Trinity Evolution® and Trinity ELITE®, HCT/Ps from which we derive marketing fees, compete with products marketed by Medtronic, Inc.; DePuy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer Biomet, Inc.; NuVasive, Inc.; Globus Medical Inc.; and various smaller public and private companies. For external and internal fixation devices, our principal competitors include DePuy Synthes; Zimmer Biomet, Inc.; Stryker Corp.; and Smith & Nephew plc.

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

Our products are currently manufactured and assembled in the U.S., Italy, and the U.K. We believe our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the U.S. For a description of the laws to which we are subject, see Item 1—Business—Corporate Compliance and Government Regulation. We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity.

Our financial condition, results of operations and cash flows are impacted by seasonality trends as revenue associated with elective procedures tends to be higher later in the year and lower in the beginning of the year. In addition, we do not consider the backlog of firm orders to be material.

Capital Expenditures

We incurred tangible and intangible capital expenditures of $27.9 million, $18.5 million and $29.7 million in 2015, 2014 and 2013, respectively, principally for computer software and hardware, patents, licenses, plant and equipment, tooling and molds and product instrument sets. In 2015 and 2014, the most significant capital expenditure was $16.0 million related to project Bluecore, our infrastructure initiative to improve the reliability and efficiency of our systems, processes and reporting as well as drive down our overhead expenses, and tooling. We plan to invest approximately $15 to $18 million in capital expenditures during 2016 to support this initiative, which will continue through the end of 2016. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on Bluecore.  We expect these capital expenditures to be financed principally with cash generated from operations.

Employees

At December 31, 2015, we had 927 employees worldwide. Of these, 616 were employed in the U.S. and 311 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 170 at December 31, 2015, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe we have good relations with our employees. Of our 927 employees, 403 were employed in sales and marketing functions, 214 in general and administrative roles, 204 in production and operations and 106 in research and development.

eNeura Debt Security

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provides the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option. In consideration for the Option, (i) the Company paid a non-refundable $0.3 million fee to eNeura, and (ii) eNeura issued a Convertible Promissory Note (the “eNeura Note”) to the Company. The principal amount of the eNeura Note is $15.0 million and interest accrues at 8.0%. The eNeura Note will mature on the earlier of (i) March 4, 2019, or (ii) exercise of the Option. The interest is not due until the note matures and will be forgiven if the Company exercises the option. The investment is recorded in other long-term assets as an available for sale debt security and interest is recorded in interest income. For additional discussion see Note 10 to the Consolidated Financial Statements in Item 8 of this report.

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

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. As has occurred in several years prior, these evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could harm our financial condition and operating results, and could result in a loss of investor confidence and a decline in our stock price.

If we fail to comply with the terms of our Corporate Integrity Agreement (and a related term of probation) we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

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

We are investigating allegations involving potential improper payments with respect to our subsidiary in Brazil, which has caused an extension of the term of our existing Deferred Prosecution Agreement in connection with a prior FCPA settlement.

In 2012, the Company entered into definitive agreements with the U.S. Department of Justice (the “DOJ”) and the SEC agreeing to settle a self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (the “FCPA”). As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ and a consent to final judgment (the “Consent”) with the SEC. The DOJ agreed not to pursue any criminal charges against us in connection with the Promeca matter if we comply with the terms of the DPA. The DPA takes note of our self-reporting of this matter to the DOJ and the SEC, and of remedial measures, including the implementation of an enhanced compliance program, previously undertaken by us. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters we shall continue to cooperate fully with the government in any future matters related to corrupt payments, false books and records or inadequate internal controls. In that regard, we have represented that we have implemented and will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws. We are periodically reporting to the government during the term of the DPA regarding such remediation and implementation of compliance measures.

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

In the event that the DOJ were to determine in the future to criminally prosecute us for the FCPA-related matters we have self-reported, we could be subject to penalties that could have a material adverse effect our business, financial condition, results of operations or cash flows.

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

On October 22, 2015, following negotiations facilitated by an independent mediator, the Company, the remaining Individual Defendants and their insurers reached an agreement in principle with the plaintiff, individually and on behalf of the class it purports to represent, to settle and release all claims with respect to this matter and to dismiss the action with prejudice subject to final court approval. Under the terms of the agreement in principle, the Company, through its insurers, would make a payment to the plaintiff, and the class it purports to represent, to resolve all claims related to the matter, including any claims for plaintiff counsel’s fees and expenses. On December 7, 2015, all parties to the action executed and filed with the Court a proposed settlement agreement whose terms are consistent with the above-described agreement in principle.  On December 18, 2015, the Court entered a preliminary approval order which, among other things, preliminarily approved the terms of the proposed settlement agreement, subject to a final approval hearing scheduled for April 28, 2016. The Company has previously incurred and expensed fees and expenses in connection with this matter up to and exceeding its insurance policy deductible and its insurers have undertaken to cover the full amount of the settlement payment, if the proposed settlement is finally approved by the Court.

We have incurred and/or expect to incur significant professional fees and other costs in responding to the SEC investigation and in defending against the class action complaint. If we do not prevail in or successfully settle the pending complaint or any other litigation, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. Further, if the SEC were to conclude that enforcement action is appropriate, or if HHS-OIG were to conclude that we violated the CIA, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, while we believe we have made appropriate judgments in determining the errors and correct adjustments in preparing our restated consolidated financial statements, the SEC could disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we could have to further restate our historical consolidated financial statements, amend prior filings with the SEC or take other actions not currently contemplated.

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

Our products are sold either directly by us or by independent sales representatives to customers or to our independent distributors and purchased by hospitals, doctors and other healthcare providers. These products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid and Tricare, or private insurance plans and healthcare networks. Major third-party payors for medical services in the U.S. and internationally continue to work to contain health care costs and are increasingly challenging the policies and the prices charged for medical products and services. Any medical policy developments that eliminate, reduce or materially modify coverage of or reimbursement rates for, our products could have an impact on our ability to sell our products. In addition, third-party payors may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. These policies and criteria may be revised from time-to-time.

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

The Centers for Medicare and Medicaid Services (“CMS”), in its ongoing implementation of the Medicare program, has obtained a related technical assessment of the medical study literature to determine how the literature addresses spinal fusion surgery in the Medicare population. The impact that this information will have on Medicare coverage policy for our products is currently unknown, but we cannot provide assurances that the resulting actions will not restrict Medicare coverage for our products. It is also possible that the government’s focus on coverage of off-label uses of devices approved by the FDA could lead to changes in coverage policies regarding off-label uses by TriCare, Medicare and/or Medicaid. There can be no assurance that we or our distributors will not experience significant reimbursement problems in the future related to these or other proceedings. Globally, our products are sold in many countries, such as the U.K., France, and Italy, which have publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Any increase in such constraints may have a material adverse effect on our sales and collection of accounts receivable from such sales.

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

Section 6002 of the ACA, the Physician Payment Sunshine Act, requires medical device, pharmaceutical and biologics manufacturers that participate in U.S. federal health care programs to make annual disclosures regarding payments or transfers of value to physicians and teaching hospitals, including physicians who serve as consultants. The recordkeeping requirements have been in place since August 1, 2013. Applicable Manufacturers and GPOs must submit annual reports to CMS by March 31st for payments and transfers of value made in the prior calendar year.  Reports are made available to the public on CMS’ website.  Failure to fully and accurately disclose transfers of value to physicians and teaching hospitals could subject us to civil monetary penalties. Several states also have enacted specific marketing and payment disclosure requirements, and other states may do so in the future.

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

Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.

The life cycles of some of our products depend heavily upon the life cycles of the end-products into which our products are designed. End-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end-products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be and certain customers may stop ordering products from us and go out of business due to adverse economic conditions; therefore, some of our product inventory may become obsolete and, thus, adversely affect our business, operating results and financial condition.

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

In May 2012, we sold our former sports medicine business unit, Breg, Inc., to an affiliate of Water Street Healthcare Partners II, L.P. pursuant to a stock purchase agreement between us and the buyer. Under the stock purchase agreement, we agreed to indemnify the buyer with respect to certain specified matters, including (i) an ongoing U.S. government investigation and certain ongoing product liability matters relating to a previously owned infusion pump product line, and (ii) product liability claims relating to pre-closing sales of cold therapy units and certain post-closing sales of cold therapy units. These matters are further described under the subheading “Matters Related to Our Former Breg Subsidiary and Possible Indemnification Obligations” in Part I, Item 3, “Legal Proceedings”. We currently cannot reasonably estimate the possible loss, or range of loss, in connection with certain of these indemnified matters. In the event they are substantial, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

During 2015, we continued to make improvements in revenues related to several new products we introduced to the market over the past three years, including the CONSTRUX® Mini PTC™ PEEKTI Composite Spacer System™, Phoenix® Minimally Invasive Spinal Fixation System, the Firebird® Deformity Correction System, the FORZA® Spacer System, TL-HEX TrueLok Hexapod System®, Galaxy Fixation® System, Contours LPS™ (Lapidus Plating System), Centronail® Ankle Compression Nail, among others. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

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

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. An expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, we are currently upgrading our financial reporting system and other information technology systems as part of our Infrastructure Initiative, project Bluecore. These and any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our cash flows, operating results and financial condition.

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

Our quarterly operating results have fluctuated significantly in the past. Our future quarterly operating results may fluctuate significantly, and we may experience losses depending on a number of factors, including the extent to which our products continue to gain or maintain market acceptance, the rate and size of expenditures incurred as we expand our domestic and establish our international sales and distribution networks, the timing and level of reimbursement for our products by third-party payors, the extent to which we are subject to government regulation or enforcement and other factors, many of which are outside our control.

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

We have loaned $15 million to an early stage company as part of our option to acquire it, and may not be able to recoup our investment or successfully complete the acquisition.

On March 4, 2015, we entered into an option agreement with eNeura, Inc., a privately held medical technology company that is developing devices for the treatment of migraines. The option agreement provides us with an exclusive option until September 2016 to acquire eNeura. In consideration for the option, (i) we paid a non-refundable $250,000 fee to eNeura, and (ii) we loaned eNeura $15 million pursuant to a convertible, secured promissory note that was issued to us.

eNeura is using the proceeds of our loan to fund product development work related to its business and to fund its ongoing operations.  Although the promissory note is secured by many of eNeura’s assets (including its intellectual property assets), no assurance can be made that eNeura will be able to repay the promissory note when due in the event that we do not choose to exercise our option to acquire eNeura or convert the promissory note to equity.  In such an event, we could lose all or a substantial portion of our $15 million loan investment.

Further, while we believe that eNeura has made recent progress on product design improvements, initiating a new clinical trial, and initial U.S. commercialization efforts, no assurance can be made that eNeura’s business will ultimately be successful.  In particular, in the event that we ultimately exercise our option to acquire eNeura, we will need to integrate eNeura’s business into our own.  Such integration may involve numerous risks, including the need to successfully continue eNeura’s product development, and incorporate potential products into our own sales, marketing and distribution channels.  A failure to overcome these risks or any other problems encountered in connection with the acquisition could adversely affect our business, prospects and financial condition.

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

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2015 have had an unfavorable impact of $15.3 million on net sales outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we enter into currency hedges from time to time. At December 31, 2015, we had a cross-currency swap to hedge a €9.6 million foreign currency exposure.

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

Compliance with government regulations and customer demands regarding the use of “conflict minerals” may result in increased costs and may have a negative impact on our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 imposes new disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. When these new requirements are implemented, they could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. Customers may demand that the products they purchase be free of conflict minerals. Therefore, we may encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free. The implementation of this requirement could affect the sourcing and availability of products we purchase from suppliers in the future. This may reduce the number of suppliers that may be able to provide conflict free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

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

Our subsidiaries, Orthofix Holdings, Inc. and Victory Medical Limited, maintain a $125 million secured revolving credit facility that expires in August 2020.

On August 31, 2015, the Company, through its subsidiaries, Orthofix Holdings, Inc. and Victory Medical Limited (collectively the “Borrowers”), entered into a credit agreement providing for a five-year secured revolving credit facility of $125 million.  This loan arrangement replaced a prior credit facility that Orthofix Holdings had entered into in 2010.  At the time of implementation in August 2015, no amounts were drawn.  No amounts have been drawn on the credit facility as of December 31, 2015, but the Company may draw on this facility in the future.

The Company and certain of its existing and future United States and United Kingdom domiciled subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of the Borrowers’ obligations under the 2015 Credit Agreement.  The obligations of the Borrowers and each of the Guarantors with respect to the 2015 Credit Agreement are secured by a pledge of substantially all of the tangible and intangible personal property of the Borrowers and each of the Guarantors, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their subsidiaries.

The credit agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay subordinated indebtedness and enter into affiliate transactions.  In addition, the credit agreement contains financial covenants requiring us on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0.  The credit agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the facility may be accelerated and/or the lenders’ commitments terminated.

We believe that we were in compliance with the negative covenants, and there were no events of default, at December 31, 2015 (and in prior periods). However, there can be no assurance that the Company would be able to meeting such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement, which could have a material adverse effect on our financial position.

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

Our principal facilities as of December 31, 2015 are:

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

On October 22, 2015, following negotiations facilitated by an independent mediator, the Company, the remaining Individual Defendants and their insurers reached an agreement in principle with the plaintiff, individually and on behalf of the class it purports to represent, to settle and release all claims with respect to this matter and to dismiss the action with prejudice subject to final court approval. Under the terms of the agreement in principle, the Company, through its insurers, would make a payment to the plaintiff, and the class it purports to represent, to resolve all claims related to the matter, including any claims for plaintiff counsel’s fees and expenses.  On December 7, 2015, all parties to the action executed and filed with the Court a proposed settlement agreement whose terms are consistent with the above-described agreement in principle.  On December 18, 2015, the Court entered a preliminary approval order which, among other things, preliminarily approved the terms of the proposed settlement agreement, subject to a final approval hearing scheduled for April 28, 2016.  The Company has previously incurred and expensed fees and expenses in connection with this matter up to and exceeding its insurance policy deductible and its insurers have undertaken to cover the full amount of the settlement payment, if the proposed settlement is finally approved by the Court. The Company has accrued both the amount of the settlement payment under the agreement in principle, and a corresponding insurance receivable from its insurers, with respect to these matters.

Deferred Prosecution Agreement and Review of Potential Improper Payments Involving Brazil Subsidiary

In 2012, the Company entered into definitive agreements with the U.S. Department of Justice (the “DOJ”) and the SEC agreeing to settle a self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (the “FCPA”). As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ and a consent to final judgment (the “Consent”) with the SEC. The DOJ agreed not to pursue any criminal charges against us in connection with the Promeca matter if we comply with the terms of the DPA. The DPA takes note of our self-reporting of this matter to the DOJ and the SEC, and of remedial measures, including the implementation of an enhanced compliance program, previously undertaken by us. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters we shall continue to cooperate fully with the government in any future matters related to corrupt payments, false books and records or inadequate internal controls. In that regard, we have represented that we have implemented and will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws. We are periodically reporting to the government during the term of the DPA regarding such remediation and implementation of compliance measures.

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

In the event that the DOJ were to determine in the future to criminally prosecute us for the FCPA-related matters we have self-reported, we be could subject to penalties, the amount or range of which we currently cannot reasonably estimate.

IMSS Matter

Basing its claims on the same or similar events that resulted in the DPA and the Consent, the Instituto Mexicano del Seguro Social (“IMSS”) brought legal action against the Company in October 2014.  In February 2016, the Company reached a settlement agreement with IMSS, whereby the Company agreed to pay $1.0 million in cash and, once all regulatory hurdles are cleared, an in-kind payment in the form of products and training valued at $3.0 million. The combined settlement of $4.0 million was accrued as of December 31, 2015 within general and administrative expense. The Company made no admission of liability or wrongdoing and IMSS agreed that no portion of the payments will be characterized as the payment of fines, penalties, or other punitive assessment.

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

Matters Related to Our Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, we sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including the following:

●

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company incurred losses for settlements and judgments in connection with these matters during 2015, 2014 and 2013 of $0.3 million, $3.8 million and  $6.7 million, respectively. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

●

At the time of its divestiture, Breg was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units or who would not have purchased the units had they known they could be injured. In September 2014, the Company entered into a master settlement agreement resolving all pending pre-close claims. Pursuant to the terms of the settlement agreement, the Company paid approximately $1.3 million, and additional amounts owed under the settlement were paid directly by the Company’s insurance providers. These amounts paid by the Company were recorded as an expense in discontinued operations during the quarter ended June 30, 2014. Remaining cold therapy claims include a putative consumer class of individuals who did not suffer physical harm following use of the devices, and an appeal of an adverse July 2012 California jury verdict and a post-close cold therapy claim pending in California state court. As of December 31, 2015, we have an accrual of $5.7 million for the July 2012 verdict and post-close cold therapy liabilities; however, the actual liability could be higher or lower than the amount accrued. The putative class action is at an early stage and the Company currently cannot reasonably estimate the possible loss, or range of loss.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq® Global Select Market under the symbol “OFIX.” The following table shows the quarterly range of high and low sales prices for our common stock as reported by Nasdaq® for each of the two most recent fiscal years ended December 31, 2015. As of February 24, 2016 we had 311 holders of record of our common stock. The closing price of our common stock on February 24, 2016 was $37.22.

	High	Low
2014
First Quarter	$30.38	$20.50
Second Quarter	36.25	29.68
Third Quarter	36.63	30.13
Fourth Quarter	31.01	27.91
2015
First Quarter	$35.89	$28.31
Second Quarter	37.84	31.84
Third Quarter	40.41	31.83
Fourth Quarter	41.71	32.51

Dividend Policy

We have not paid dividends to holders of our common stock in the past. We currently intend to retain all of our consolidated earnings to finance the repurchase of common shares under the stock repurchase plan approved by the Board of Directors and the continued growth of our business. We have no present intention to pay dividends in the foreseeable future.

In the event that we decide to pay a dividend to holders of our common stock in the future with dividends received from our subsidiaries, we may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts received from our subsidiaries.

Repurchases of Equity Securities

The Company’s Board of Directors authorized a share repurchase plan in the fourth quarter of 2015, authorizing the purchase of up to $75 million of the Company’s common stock through and including September 2017. Under the program, common share repurchases are expected to consist primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, though the Company may also make repurchases through block trades or privately negotiated transactions. Repurchases may be made from cash on hand, cash generated from operations, and/or borrowings under the Company’s new secured revolving credit facility. The program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The following table sets forth information with respect to shares of our common stock purchased by the Company during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under Approved Stock Repurchase Program	Maximum Dollar Value of Shares Yet to be Purchased under Approved Stock Repurchase Program
October 2015	—	$—	—	$75,000,000
November 2015	114,773	$39.55	114,773	$70,460,983
December 2015	179,218	$39.26	293,991	$63,424,851
Total as of December 31, 2015	293,991	$39.37		$63,424,851

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2015.

Exchange Controls

Although there are Curaçao laws that may impose foreign exchange controls on us and that may affect the payment of dividends, interest or other payments to nonresident holders of our securities, including the shares of common stock, we have been granted an exemption from such foreign exchange control regulations by the Central Bank of Curaçao and St. Maarten. Other jurisdictions in which we conduct operations may have various currency or exchange controls. In addition, we are subject to the risk of changes in political conditions or economic policies that could result in new or additional currency or exchange controls or other restrictions being imposed on our operations. For a description of these risks, see Item 1A Risk Factors. As to our securities, Curaçao law and our Articles of Association impose no limitations on the rights of persons who are not residents in or citizens of the Curaçao to hold or vote such securities.

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

The graph below compares the five-year total return to shareholders for Orthofix common stock with comparable returns of two indexes: the Nasdaq Stock Market and Nasdaq stocks for surgical, medical, and dental instruments and supplies.

The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2010. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, have been derived from our audited consolidated financial statements. The financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with, and are qualified in their entirety by, reference to Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011

	(U.S. Dollars in thousands, except margin and per share data)
Consolidated operating results
Net sales	$396,489	$402,277	$397,611	$440,189	$435,519
Gross profit	309,964	303,365	290,699	339,463	339,104
Gross profit margin	78%	75%	73%	77%	78%
Total operating income (loss) (2)	9,255	17,136	(11,192)	74,872	6,611
Net (loss) income from continuing operations	(2,342)	(3,744)	(18,205)	45,121	(15,806)
Net loss from discontinued operations	(467)	(4,793)	(10,607)	(2,269)	(1,892)
Net (loss) income (1) (2)	$(2,809)	$(8,537)	$(28,812)	$42,852	$(17,698)
Net income (loss) per share of common stock:
Basic:
Net (loss) income from continuing operations	$(0.12)	$(0.20)	$(0.97)	$2.38	$(0.87)
Net loss from discontinued operations	(0.03)	(0.26)	(0.57)	(0.12)	(0.10)
Net (loss) income	$(0.15)	$(0.46)	$(1.54)	$2.26	$(0.97)
Net income (loss) per share of common stock:
Diluted:
Net (loss) income from continuing operations	$(0.12)	$(0.20)	$(0.97)	$2.33	$(0.87)
Net loss from discontinued operations	(0.03)	(0.26)	(0.57)	(0.12)	(0.10)
Net (loss) income	$(0.15)	$(0.46)	$(1.54)	$2.21	$(0.97)
Weighted average number of common shares outstanding:
Basic:	18,795,194	18,459,054	18,697,228	18,977,263	18,219,343
Diluted:	18,795,194	18,459,054	18,697,228	19,390,413	18,219,343

(1)	The Company has not paid any dividends in any of the years presented.
(2)

Operating income includes charges related to U.S. Government resolutions of $1.3 million and $57.1 million for the years ended December 31, 2012 and 2011, respectively.  Operating income (loss) in 2015, 2014 and 2013 include costs incurred of $9.1 million, $15.6 million and $12.9 million, respectively, for legal and other professional services in connection with the Audit Committee’s independent review of certain accounting matters and the multi-year restatements of our consolidated financial statements that we filed in March 2014 and March 2015.  Operating loss in 2013 also includes a goodwill impairment charge of $19.2 million.

	As of December 31,
	2015	2014	2013	2012	2011
					(Unaudited)
	(U.S. Dollars in thousands, except share data)
Consolidated financial position
Total assets	$400,222	$392,956	$411,975	$464,546	$676,160
Long-term debt	—	—	20,000	20,016	210,013
Shareholders’ equity	290,311	299,627	295,863	356,439	280,304

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the results of our operations based upon the consolidated financial statements included herein, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). This discussion should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis also addresses our liquidity and financial condition and other matters.

General

We are a diversified, global medical device company focused on improving patients’ lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, TX, the Company has four strategic business units (“SBUs”) that include BioStim, Biologics, Extremity Fixation and Spine Fixation. Orthofix products are widely distributed via the Company’s sales representatives, distributors and its subsidiaries. In addition, Orthofix is collaborating on research and development activities with leading clinical organizations such as the Musculoskeletal Transplant Foundation (“MTF”) and the Texas Scottish Rite Hospital for Children.

We have administrative and training facilities in the U.S., Italy, Brazil, the U.K., France, Germany, and Puerto Rico and manufacturing facilities in the U.S. and Italy. We directly distribute products in the U.S., Italy, the U.K., Germany, Austria, France, Brazil, and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

Our reporting currency is the U.S. Dollar. All balance sheet accounts, except shareholders’ equity, are translated at year-end exchange rates, and revenue and expense items are translated at weighted average exchange rates prevailing during the year. Gains and losses resulting from foreign currency transactions, including those generated from intercompany operations, are included in other income and expense. Gains and losses resulting from the translation of foreign currency financial statements are recorded in the accumulated other comprehensive income component of shareholders’ equity.

Our financial condition, results of operations and cash flows are impacted by seasonality trends as revenue associated with elective procedures tends to be higher later in the year and lower in the beginning of the year. In addition, we do not believe our operations will be significantly affected by inflation. However, in the ordinary course of business, we are exposed to the impact of changes in interest rates and foreign currency fluctuations. Our objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, we seek to balance non-dollar denominated income and expenditures. During the year, we used a cross-currency swap to hedge foreign currency fluctuation exposures. Our exposure to changes in interest rates is minimal as we do not currently have an outstanding balance on our Credit Agreement. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”

2015 Operational Achievements

Our strategy in 2015 was built upon the following key objectives:

(i)

Sales Channel Optimization – During 2015 we continued to expand and improve our sales forces in each of our SBUs. We achieved our aggressive sales channel optimization objective for the year as evidenced by expanding our U.S. sales team by 20%. Going forward, we intend to transition into a steady state of moderate expansion and upgrading of our sales force.  Although we invested in sales and marketing expenses at a higher rate this year than we expect to in the long-term, these investments have been very effective in increasing our revenue.

(ii)	Investment in Core Technologies – We invested in our core technologies by focusing on the following areas:
(a)

We increased the rate of new product introductions by launching six significant new products and four product line extensions in our repair businesses, including TrueLok Hex and the Unyco monocortical fixation screw in our Extremity Fixation SBU, along with the Centurion posterior cervical system, Janus midline screw, Phoenix MIS Long Construct, LoneStar Cervical interbody, and the relaunched Azure anterior cervical plate in our Spine Fixation SBU.

(b)

We invested in preclinical and clinical research, including completing seven clinical studies, to both support the use and reimbursement of our regenerative products and find new indications for our technologies. We are also continuing to work on numerous pre-clinical studies that will support each of our SBUs.

(c)

We acquired products and technologies that fill our portfolio gaps and will drive sales.  We continue to identify and acquire rights to tuck-in products, which fill gaps in our fixation SBUs. Most recently, we acquired an expandable vertebral body replacement and have an agreement in principle for an anterior cervical plate in our Spine Fixation SBU, both due to release in 2016. In addition, our option to purchase eNeura extends until September 2016. Since making our initial investment in the first quarter, eNeura has made progress on product design improvements, a new clinical trial, and initial commercialization efforts in the US, which are critical areas for us to consider in deciding whether to exercise our option.

(iii)

Improvement of Infrastructure and Control Environment – In 2014 we initiated project “Bluecore,” a multi-year, worldwide initiative to improve the reliability and efficiency of our systems, processes, and reporting.  In addition to re-implementing our Oracle ERP platform worldwide, we executed numerous work streams designed to improve supply chain management, optimize finance and accounting procedures, and transition to less manual processes with fewer redundancies throughout the Company.  Bluecore remains within budget and we expect to go live in the U.S. on our new ERP platform during the second quarter of 2016. During 2015, we spent $21.4 million pursuant to this initiative, $16.0 million of which was capitalized.

2016 Operational Objectives

(i)

Sales Channel Expansion and Optimization – Our objective for 2016 is to increase revenue for each of our SBUs at a faster rate than their respective markets by growing and optimizing our sales force while expanding our product portfolio with new and innovative products. Specifically, in 2016, we expect to accelerate our new product development with new product launches and product line extensions. The most important of these product launches is our next generation bone growth stimulation products for the BioStim SBU; a novel hip fracture system for the Extremity Fixation SBU; and the introduction of our Forza line of proprietary interbody products, which represents a significant upgrade and enhancement to our Firebird® pedicle screw system, and a new anterior cervicle plate in the Spine Fixation SBU.

(ii)

Improvement of Operating Leverage – During 2016 we expect to drive higher margins by improving our operating leverage and reducing selling, general, and administrative expenses. We expect to make progress on this initiative in 2016 and for this to be a continued focus area in the years ahead.

(iii)

Investment in Clinical Research – In order to ensure the long-term success of our Company, we plan to invest significant resources in clinical research, particularly for our regenerative technologies. In 2016, we plan to initiate or continue work on a variety of clinical studies supporting both our existing products and our continued effort to identify new indications for our PEMF technologies.

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

Revenue is also derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of our stimulation products. Revenue is recognized when the stimulation product is placed on and accepted by the patient and all perfunctory documents that are required by the third-party payor have been obtained. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment. Revenue for certain government entities is recorded on a cash-basis as collectability is not reasonably assured.

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

Revenues exclude any value added or other local taxes, intercompany sales, and trade discounts. Shipping and handling costs are included in cost of sales. Revenue recognition policies are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, net margin and net income.

Allowance for Doubtful Accounts and Contractual Allowances

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for doubtful accounts and contractual allowances. Revisions in allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. Our estimates are periodically tested against actual collection experience. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks; however, a 10% increase in our allowance for doubtful accounts as of December 31, 2015 would result in an additional charge of $0.9 million. Our allowance for doubtful accounts and contractual allowances are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including operating income, net income, and accounts receivable balances.

Inventory Allowances

Inventory, net of an allowance for excess and obsolescence, is stated at the lower of cost or market.  Reserves for excess, slow moving, and obsolete inventory are calculated as the difference between the cost of inventory and market, and are based on product life cycle, forecasted demand, and market conditions. Reserves for excess and obsolescence provisions are recorded as adjustments to cost of sales. According to U.S. GAAP, a write-down of inventory to the lower-of-cost-or-market value at the close of a fiscal year creates a new cost basis that subsequently should not be marked up based on changes in underlying circumstances.  Our inventory allowance is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, operating income, net income, and inventory balances. We regularly evaluate our exposure for inventory write-downs.  If conditions or assumptions used in determining the market value change, additional inventory adjustments in the future may be necessary.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, intangible assets with finite lives are tested for impairment if any adverse conditions exist or change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified. Goodwill and other intangible assets are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including operating income and net income.

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

As a result of our change in reporting structure in the third quarter of 2013, we allocated goodwill to each reporting unit, and subsequently evaluated the Extremity Fixation and Spine Fixation reporting units for the possible impairment of goodwill, as there were indicators of impairment when completing a qualitative analysis. The result of this step two analysis was a full impairment of the goodwill allocated to our Extremity Fixation, and Spine Fixation reporting units, totaling $19.2 million, or $9.8 million and $9.3 million to each reporting unit, respectively, in 2013. There continue to be no indicators of impairment in our remaining reporting units, which were reevaluated at year end using a qualitative assessment.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarters of 2014 and 2015, did not result in any additional impairment charge for either the BioStim or Biologics reporting units, the reporting units with remaining goodwill. This qualitative analysis, which is referred to as step zero, considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance and relevant entity-specific events

Fair Value Measurements

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

The Company’s financial instruments include cash equivalents, restricted cash, certificates of deposit, treasury securities, collective trust funds, trade accounts receivable, accounts payable, long-term secured debt, available for sale equity and debt securities, common stock warrants, derivative securities, and deferred compensation plan liabilities. The carrying value of restricted cash, trade accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value. The Company’s available for sale equity securities and common stock warrants are recorded at cost, which as of December 31, 2015 and 2014 was $1.8 million, as it is currently impracticable to estimate the fair value of the instruments without incurring excessive costs given the size of the asset and since there have been no events or changes in circumstances that would indicate a significant adverse effect on the fair value of the instruments.  The fair value of the Company’s debt security is based upon significant unobservable inputs, requiring the Company to develop its own assumptions. One of the more significant unobservable inputs used in the fair value measurement of the Company’s debt securities is the discount rate. Holding other inputs constant, an increase in the discount rate of 5% would result in a decrease in fair value of the debt security of $3.6 million, whereas a decrease in the discount rate of 5% would result in an increase in the fair value of the debt security of $6.7 million.  Our fair value measurements are a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, specifically as they relate to financial instruments measured using Level 3 inputs.

Litigation and Contingent Liabilities

From time to time, we are parties to or targets of lawsuits, investigations and proceedings, including product liability, personal injury, patent and intellectual property, health and safety and employment and healthcare regulatory matters, which are handled and defended in the ordinary course of business. These lawsuits, investigations or proceedings could involve a substantial number of claims and could also have an adverse impact on our reputation and customer base. Although we maintain various liability insurance programs for liabilities that could result from such lawsuits, investigations or proceedings, we are self-insured for a significant portion of such liabilities. We accrue for such claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of analyzing, assessing and establishing reserve estimates for these types of claims involves judgment. Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations and cash flows in the period that reserve estimates are revised. We believe our insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot give any assurance that we will not incur liabilities in excess of recorded reserves or our present insurance coverage. Litigation and contingent liabilities are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including operating income and net income.

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

We account for uncertain tax positions in accordance with U.S. GAAP, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. Tax matters are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.

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

We grant performance-based restricted stock awards to executive employees, for which vesting is based upon achieving certain targets for various financial measures. The fair value of performance-based restricted stock awards are recognized, net of estimated forfeitures, over the derived requisite vesting period beginning in the period in which they are deemed probable to vest.

Our share-based compensation is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, operating income, and net income.

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales for the periods indicated:

	Year ended December 31,
	2015 (%)	2014 (%)	2013 (%)
Net sales	100.0	100.0	100.0
Cost of sales	21.8	24.6	26.9
Gross profit	78.2	75.4	73.1
Operating expenses
Sales and marketing	44.9	41.4	44.1
General and administrative	22.0	19.6	17.0
Research and development	6.7	6.2	6.7
Restatements and related costs	2.3	3.9	3.3
Impairment of goodwill	—	—	4.8
Total operating income (loss)	2.3	4.3	(2.8)
Net loss from continuing operations	(0.6)	(0.9)	(4.6)
Net loss from discontinued operations	(0.1)	(1.2)	(2.6)
Net loss	(0.7)	(2.1)	(7.2)

Our segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. We manage our business by our four SBUs, which are comprised of BioStim, Biologics, Extremity Fixation, Spine Fixation, and supported by Corporate activities. These SBUs represent the segments for which our Chief Executive Officer, who is our Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among business units. Accordingly, our reporting segment information has been prepared based on our four SBUs. The table below presents net sales by SBU. Net sales include product sales and marketing service fees. These four reporting segments are discussed in additional detail below.

	Year ended December 31,
(U.S. Dollars in thousands)	2015		2014		2013
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
BioStim	$164,955	41.6%	$154,676	38.5%	$145,085	36.5%
Biologics	59,832	15.1%	55,881	13.9%	53,746	13.5%
Extremity Fixation	96,034	24.2%	109,678	27.3%	103,359	26.0%
Spine Fixation	75,668	19.1%	82,042	20.4%	95,421	24.0%
Total net sales	$396,489	100.0%	$402,277	100.0%	$397,611	100.0%

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, which is supported by strong basic mechanism of action data in the scientific literature and as well as strong level one randomized controlled clinical trials in the medical literature.  Current research and clinical studies are also underway to identify potential new clinical indications.  This SBU uses distributors and sales representatives to sell its devices to hospitals, doctors and other healthcare providers, primarily in the U.S.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues through a network of distributors, independent sales representatives and affiliates to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with the MTF allows us to exclusively market our Trinity Evolution® and Trinity ELITE® tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors, sales representatives and affiliates to sell orthopedic products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors, sales representatives, and affiliates to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation, of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

2015 Compared to 2014

Net Sales

The table below presents net sales by SBU reporting segment. Net sales include product sales and marketing service fees.

	Year ended December 31,
(U.S. Dollars in thousands)	2015	2014	Reported Increase (Decrease)	Constant Currency Increase (Decrease)
BioStim	$164,955	$154,676	6.6%	6.7%
Biologics	59,832	55,881	7.1%	7.1%
Extremity Fixation	96,034	109,678	(12.4)%	1.0%
Spine Fixation	75,668	82,042	(7.8)%	(7.3)%
Total net sales	$396,489	$402,277	(1.4)%	2.4%

Net sales decreased $5.8 million in 2015 compared to 2014. The impact of foreign currency decreased sales by $15.3 million in 2015 when compared to 2014. Excluding the impact of changes in foreign currency exchange rates, net sales increased $9.5 million or 2.4%. Net sales include product sales from BioStim, Extremity Fixation and Spine Fixation and marketing service fees from Biologics, which is comprised of biologic sales of Trinity Evolution®, Trinity ELITE® and VersaShield®.

Net Sales by SBU

Net sales in our BioStim SBU increased $10.3 million, or 6.6%, in 2015 compared to 2014. The increase in net sales was primarily due to additional market penetration through our direct and distributor sales channels.

Net sales in our Biologics SBU increased $4.0 million, or 7.1%, in 2015 compared to 2014. The increase in net sales was mainly due to an increase in the total number of independent distributors and increased sales from existing distributors, which was partially offset by anticipated low single digit competitive pricing pressures.

Net sales in our Extremity Fixation SBU decreased $13.6 million, or 12.4%, in 2015 compared to 2014. The decrease in net sales was primarily due to the negative impact of changes in foreign exchange rates in 2015, which resulted in a decrease in net sales of $14.7 million. Excluding the impact of changes in foreign exchange rates, Extremity Fixation net sales increased $1.1 million, or 1.0%. The increase in sales is due to the increase in demand for our products partially offset by the impact of macroeconomic challenges in certain of our markets. The negative impact of foreign exchange rates on net sales was driven primarily by the strengthening of the U.S. Dollar against the Euro and Brazilian Real in 2015. The change in foreign exchange rates between the U.S. Dollar and the Euro negatively impacted sales by approximately $10.3 million and the change in foreign exchange rates between the U.S. Dollar and the Brazilian Real negatively impacted sales by approximately $3.4 million.

Net sales in our Spine Fixation SBU decreased $6.4 million, or 7.8%, in 2015 compared to 2014. The decrease in net sales was primarily due to the short term impact of our reorganization of the U.S. sales force in late 2014 and a decrease in cash collections from distributors whose revenue is recognized upon cash receipt, partially offset by increased revenue from additional distributors added in 2015 as part of our sales force rebuilding and expansion initiatives.

Gross Profit

	Year ended December 31,		Year over year change
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change
Net sales	$396,489	$402,277	$(5,788)	(1.4)%
Cost of sales	86,525	98,912	(12,387)	(12.5)%
Gross profit	$309,964	$303,365	$6,599	2.2%

Gross profit as a percent of net sales in 2015 was 78.2% compared to 75.4% in 2014. The increase in gross profit as a percent of net sales was primarily driven by an increased sales mix of our BioStim and Biologics regenerative solutions relative to our other products, improved inventory management and improved operating efficiencies.

Operating Expenses

	Year ended December 31,		Year over year change
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change
Sales and marketing	$178,080	$166,547	$11,533	6.9%
General and administrative	87,157	79,074	8,083	10.2%
Research and development	26,389	24,994	1,395	5.6%
Restatements and related costs	9,083	15,614	(6,531)	(41.8)%
Total operating expenses	$300,709	$286,229	$14,480	5.1%

Sales and Marketing Expense

  The increase in sales and marketing expense was primarily attributable to an overall increase in sales and field-based training personnel as part of the rebuilding and expansion of our sales organization, as well as sales commission quota overachievement in certain territories, resulting in an increase in compensation costs, including commissions, of approximately $6.8 million. The growth in sales and marketing expense is also partly driven by an increase to bad debt expense of $2.4 million, of which $2.0 million was in response to the recent fiscal and economic difficulties experienced by the Puerto Rico Commonwealth. As a percent of net sales, sales and marketing expense was 44.9% in 2015 compared to 41.4% in 2014.

General and Administrative Expense

The increase in general and administrative expense, inclusive of amortization of intangible assets, was primarily driven by legal settlements totaling $5.3 million in 2015, increased spending of $1.6 million associated with the strengthening of our infrastructure as part of Project Bluecore, increased stock-based compensation expense of $1.5 million, and an increase in professional fees and personnel costs within our finance department as part of our internal controls remediation efforts. These increases were partially offset by the impact of changes in foreign exchange rates between 2015 and 2014. As a percent of net sales, general and administrative expense was 22.0% in 2015 compared to 19.6% in 2014.

Research and Development Expense

The increase in research and development expense was primarily due to increases in consulting fees and clinical trial costs of $1.6 million, when compared to 2014, as the Company invests resources to identify potential new clinical indications for its PEMF technology in BioStim and for new product development in Spine Fixation and Extremity Fixation. As a percent of net sales, research and development expense was 6.7% in 2015 compared to 6.2% in 2014.

Restatements and Related Costs

The decrease in restatements and related costs was primarily due to a reduction in outside consultant costs incurred during our Further Restatement filed in March 2015 when compared to our Original Restatement filed in March 2014. Costs incurred in 2015 relate to the restatement, which was completed in the first quarter of 2015, and the resulting SEC Investigation and Securities Class Action Complaint. In October of 2015, the Company reached an agreement in principle to settle this matter. Under the terms of the agreement, the Company, through its insurers, made a payment to the plaintiff, and the class it purports to represent, to settle the matter. Therefore, we expect costs related to restatements to decrease in future periods due to the settlement.

Non-operating Expenses

	Year ended December 31,		Year over year change
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change
Interest expense, net	$(489)	$(1,785)	$1,296	(72.6)%
Other expense	(259)	(2,895)	2,636	(91.1)%
Total non-operating expense	$(748)	$(4,680)	$3,932	(84.0)%

Interest Expense, net

The decrease in interest expense, net was primarily driven by interest income of $1.0 million related to the eNeura Convertible Promissory Note and the pay down of all outstanding debt under the Revolving Credit Facility in the third quarter of 2014.

Other Expense

The decrease in other expense, net was primarily due to a $3.1 million gain on the sale of the Company’s Tempus Cervical Plate product line in 2015, which was offset by the effect of foreign exchange transactions due to the strengthening of the U.S. Dollar primarily against the Euro and the Brazilian Real in 2015 as compared to 2014. Several of our foreign subsidiaries hold trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional currency, which results in foreign exchange gains or losses when there is relative movement between those currencies.

Income Taxes

	Year ended December 31,		Year over year change
(U.S. Dollars in thousands)	2015	2014	$ Change	% Change
Income tax expense	$10,849	$16,200	$(5,351)	(33.0)%
Effective tax rate	127.5%	130.1%

The provision for income taxes as a percentage of pre-tax income from continuing operations was 127.5% for the year ended December 31, 2015 compared with 130.1% for the year ended December 31, 2014.  The effective tax rate in both years was primarily impacted by losses in jurisdictions for which we are currently unable to recognize an income tax benefit, as well as recording a valuation allowance on the net deferred tax assets in Puerto Rico in 2015 and in Brazil in 2014.

Discontinued operations

Discontinued operations include losses of approximately $0.5 million and $4.8 million, net of income taxes, in 2015 and 2014, respectively.  The losses were primarily from legal settlements and legal costs, which relate to certain specified product liability matters in relation to the Company’s former subsidiary, Breg. Orthofix agreed to indemnify Breg and its purchaser with respect to such matters.

Net Loss

Net loss in 2015 was $(2.8) million, or $(0.15) per basic and diluted share compared to $(8.5) million, or $(0.46) per basic and diluted share for 2014.

2014 Compared to 2013

Net Sales

The table below presents net sales by SBU reporting segment. Net sales include product sales and marketing service fees.

	Year ended December 31,
(U.S. Dollars in thousands)	2014	2013	Reported Increase (Decrease)	Constant Currency Increase (Decrease)
BioStim	$154,676	$145,085	6.6%	6.6%
Biologics	55,881	53,746	4.0%	4.0%
Extremity Fixation	109,678	103,359	6.1%	6.4%
Spine Fixation	82,042	95,421	(14.0)%	(14.0)%
Total net sales	$402,277	$397,611	1.2%	1.3%

Net sales increased $4.7 million in 2014 compared to 2013. The change in foreign currency exchange rates negatively impacted sales by $0.3 million in 2014 when compared to 2013. Net sales include product sales from BioStim, Extremity Fixation and Spine Fixation and marketing service fees from Biologics, which is comprised of biologic sales of Trinity Evolution®, Trinity ELITE® and VersaShield®.

Net Sales by SBU

The increase in BioStim net sales was due to enhancements to the sales organization, which included adding management and salespeople in underserved geographies as well as additional sales representatives exclusively dedicated to our Physio-Stim® product line, in addition to the reduction in third-party payor revenue in 2013 driven by our transition to recognize revenue upon accumulation of the full billable package for third-party payors given the increased complexity in insurance billing requirements.

The increase in Biologics net sales was mainly due to an expanded sales channel as well as continued conversion to our next generation cell-based bone growth tissue technology (Trinity ELITE®).  These increases were offset slightly by a reduction in marketing fee percentages received for our Trinity products starting in April 2013.

The increase in Extremity Fixation net sales was due to recently expanded product launches and improvement in international collections of cash basis sales. The increase was partially offset by declining revenue in Brazil, which has experienced significant disruption to the sales channel during 2014 as we rebuild our Brazil sales organization.

The decrease in Spine Fixation net sales was due to a loss of sales momentum resulting from our efforts to reorganize the sales force to improve profitability, which began in late 2013 and continued through the first half of 2014.

Gross Profit

	Year ended December 31,		Year over year change
(U.S. Dollars in thousands)	2014	2013	$ Change	% Change
Net sales	$402,277	$397,611	$4,666	1.2%
Cost of sales	98,912	106,912	(8,000)	(7.5)%
Gross profit	$303,365	$290,699	$12,666	4.4%

Gross profit as a percent of net sales in 2014 was 75.4% compared to 73.1% in 2013. The increase in gross profit as a percent of net sales is primarily driven by higher inventory reserves in 2013.

Operating Expenses

	Year ended December 31,		Year over year change
(U.S. Dollars in thousands)	2014	2013	$ Change	% Change
Sales and marketing	$166,547	$175,468	$(8,921)	(5.1)%
General and administrative	79,074	67,517	11,557	17.1%
Research and development	24,994	26,768	(1,774)	(6.6)%
Restatements and related costs	15,614	12,945	2,669	20.6%
Impairment of goodwill	—	19,193	(19,193)	(100.0)%
Total operating expenses	$286,229	$301,891	$(15,662)	(5.2)%

Sales and Marketing Expense

  The decrease in sales and marketing expense was due to tighter cost controls of non-variable expenses, along with lower commission rates due to the reorganization of the Brazil and U.S. Spine Fixation sales forces, as well as a decrease in Spine Fixation sales. As a percent of net sales, sales and marketing expense was 41.4% in 2014 compared to 44.1% in 2013.

General and Administrative Expense

The increase in general and administrative expense was primarily due to our investment in the implementation of an internal audit function and focused efforts on key process and control improvements.  In addition, we spent $3.8 million in 2014 on Bluecore.  Also in 2014, medical insurance payouts were higher than normal causing a large fluctuation from the prior year since the Company is self-insured up to a stop loss threshold. As a percent of net sales, general and administrative expense was 19.7% in 2014 compared to 17.0% in 2013.

Research and Development Expense

The decrease in research and development expense was primarily due to a $2 million payment to MTF in the second quarter of 2013 for the development and commercialization of Trinity ELITE®, which was released in the first half of 2013. As a percent of net sales, research and development expense declined slightly to 6.2% in 2014 compared to 6.7% for the same period last year.

Restatements and Related Costs

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

Non-operating Expenses

	Year ended December 31,		Year over year change
(U.S. Dollars in thousands)	2014	2013	$ Change	% Change
Interest expense, net	$(1,785)	$(1,827)	$42	(2.3)%
Other (expense) income	(2,895)	2,416	(5,311)	(219.8)%
Total non-operating (expense) income	$(4,680)	$589	$(5,269)	(894.6)%

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

Income Taxes

	Year ended December 31,		Year over year change
(U.S. Dollars in thousands)	2014	2013	$ Change	% Change
Income tax expense	$16,200	$7,602	$8,598	113.1%
Effective tax rate	130.1%	(71.7)%

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

Net Loss

Net loss in 2014 was $(8.5) million, or $(0.46) per basic and diluted share, compared to $(28.8) million, or $(1.54) per basic and diluted share for 2013.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents at December 31, 2015 were $63.7 million. This compares to cash, cash equivalents of $36.8 million at December 31, 2014. The increase in cash and cash equivalents in 2015 was primarily due to cash provided by operating and financing activities, partially offset by cash used in investing activities and the effect of exchange rate changes on cash.

	Year Ended December, 31,		Year over Year
(U.S. Dollars, in thousands)	2015	2014	Change

Net cash provided by operating activities	$43,224	$50,958	$(7,734)
Net cash used in investing activities	(38,349)	(19,950)	(18,399)
Net cash provided by (used in) financing activities	25,114	(19,994)	45,108
Effect of exchange rate changes on cash	(3,141)	(3,123)	(18)
Net increase in cash and cash equivalents	$26,848	$7,891	$18,957

Operating Activities

Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation, deferred taxes gain on the sale of assets, interest accruals, and impairment losses) and changes in working capital. Net loss decreased $5.7 million to a net loss of $2.8 million in 2015 compared to net loss of $8.5 million in 2014. Non-cash items for 2015 increased $3.8 million to $30.5 million compared to $26.7 million in 2014. Working capital accounts provided $15.5 million of cash in 2015 and provided $32.8 million in 2014. The change in working capital accounts is primarily attributable to trade accounts receivable, inventories, and trade accounts payable. Overall performance indicators for our two primary working capital accounts, accounts receivable and inventory reflect day’s sales in receivables of 55 days at December 31, 2015 compared to 56 days at December 31, 2014 and inventory turns of 1.5 and 1.7 times as of December 31, 2015 and December 31, 2014, respectively.

Investing Activities

Net cash used in investing activities increased in 2015 compared to 2014 primarily due to the purchase of debt securities in connection with the Option Agreement entered into with eNeura of $15.3 million and an increase in capital expenditures of $9.4 million as a result of Bluecore. During 2015 and 2014, we invested $27.9 million and $18.5 million in capital expenditures, respectively. These increases were partially offset by proceeds from the sale of assets of $4.8 million in 2015.

Financing Activities

Net cash from financing activities increased in 2015 compared to 2014 primarily due to the repayment of all outstanding long term debt of $20.0 million in 2014 and the removal of the restricted cash requirement at June 30, 2015, as a result of the Company having no outstanding balance on its 2010 secured revolving credit facility and compliance with all required covenants, compared to a restricted cash requirement of $34.4 million as of December 31, 2014. The Company also paid debt issuance costs of $1.8 million as part of the credit facility entered into on August 31, 2015, which is discussed below. Additionally, during the year ended December 31, 2015, we received proceeds of $3.7 million compared to $10.5 million during 2014 from the issuance of shares of our common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards. In 2015, we used $11.6 million in connection with the share repurchase plan.

Infrastructure Initiative

In 2014, we initiated project “Bluecore,” a multi-year, company-wide process and systems improvement initiative to improve the reliability and efficiency of our systems, processes, and reporting as well as drive down overhead expenses. This project is planned to continue through the end of 2016.  Bluecore has numerous work streams primarily focused around re-implementing our Oracle ERP system worldwide, improving our financial controls and reporting, streamlining our order to cash processes and collections, and optimizing our supply chain for cost reductions and field inventory visibility, among other upgrades.  The total budget, including operating and capital expenditures, for this project is approximately $30 million for 2015 and 2016, of which $21.4 million was spent in 2015, and approximately $6 million is budgeted for 2016.  We expect approximately 85% of this investment will be capitalized.

Credit Facilities

On August 31, 2015, the Company entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lenders party thereto. The 2015 Credit Agreement provides for a five year $125 million secured revolving credit facility and replaces the Company’s prior 2010 credit facility, which expired and matured pursuant to its terms on August 30, 2015 with no amounts outstanding.  As of December 31, 2015, the Company has not made any borrowings under the 2015 Credit Agreement. For additional information regarding the terms of the 2015 Credit Agreement, see Note 7 to the Notes to the Consolidated Financial Statements contained herein.

The Company had no borrowings and an unused available line of credit of €5.8 million ($6.3 million and $7.0 million) at December 31, 2015 and 2014, respectively, on its Italian line of credit. This unsecured line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

Puerto Rico Commonwealth

Due to the recent fiscal and economic difficulties experienced by the Puerto Rico Commonwealth, which include amongst other factors, failure to satisfy debt service obligations, the issuing of a Fiscal and Economic Growth Plan, and receiving downgrades in credit ratings, the Company increased its accounts receivable reserve estimate, resulting in additional bad debt expense of $2.0 million during the third quarter of 2015. Reserves may increase in the future if economic conditions in Puerto Rico deteriorate further. Beginning October 1, 2015, the Company only recognizes revenue from transactions with government customers in Puerto Rico when cash is received.  Thus, the Company expects revenue in Puerto Rico to decline in the near-term.

Share Repurchase Plan

The Company’s Board of Directors has authorized a share repurchase plan, authorizing the purchase of up to $75 million of the Company’s common stock through and including September 2017. Under the program, common share repurchases are expected to consist primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, though the Company may also make repurchases through block trades or privately negotiated transactions. Repurchases may be made from cash on hand, cash generated from operations, and/or borrowings under the Company’s new secured revolving credit facility. The program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. As of December 31, 2015, the Company had repurchased 293,991 shares of common stock for $11.6 million.

Other

We have incurred substantial expenses for legal and other professional services in connection with the multi-year restatements of our consolidated financial statements that we filed in March 2014 and March 2015. These expenses were approximately $37.6 million from July 2013 through December 2015.

The Company’s current intention is to indefinitely reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction. As an entity incorporated in Curaçao, “foreign subsidiaries” refer to both U.S. and non-U.S. subsidiaries.  Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $374.1 million at December 31, 2014 to $442.1 million at December 31, 2015. The $442.1 million includes $451.7 million in U.S subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2015:

	Payments Due by Period
(U.S. Dollars in thousands)	Total	2016	2017 - 2019	2020	2021 and thereafter
Operating leases	14,701	3,531	7,709	1,732	1,729
Inventory purchase obligations (1)	1,109	1,109	–	–	–
Total	$15,810	$4,640	$7,709	$1,732	$1,729

(1)

The Company has inventory purchase commitments with third-party manufactures.   Due to the uncertainty of our future purchasing requirements, obligations under these agreements are included in the preceding table at the amount committed through December 31, 2015 all of which are due in 2016.

We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, inclusive of interest and penalties, of $16.5 million as of December 31, 2015 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 13 to the Notes to the Consolidated Financial Statements contained herein.

Off-balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations and the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. As of December 31, 2015, we had a cross-currency swap in place to minimize foreign currency exchange risk related to a €9.6 million ($10.4 million translated at the December 31, 2015 foreign exchange rate) intercompany note. As of December 31, 2015 the fair value of the cross-currency swap was approximately $2.5 million and is recorded in prepaid expenses and other current assets.

We are exposed to interest rate risk in connection with our Revolving Credit Facility, which bears interest at floating rates based on LIBOR plus an applicable borrowing margin or at a base rate (as defined in the Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As the Company does not have any balance outstanding associated with the Credit Agreement as of December 31, 2015, this risk is currently minimal.

The Company believes that a concentration of credit risk related to its accounts receivable is limited because its customers are geographically dispersed and the end users are diversified across several industries. It is reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these customers operate, or other factors, could affect the future realization of these accounts receivable balances.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Brazilian Real, or Great Britain Pound. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro, Brazilian Real, or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. For the year ended December 31, 2015, we recorded a foreign currency loss of $3.5 million on the statement of operations resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that fluctuate during the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the years ended December 31, 2015 and 2014 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against all of the foreign functional currencies for our international operations during 2015 and 2014 versus the same periods in 2014 and 2013. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. An analysis was performed to determine the sensitivity of our current year net sales and operating income to changes in foreign currency exchange rates. We determined that if the U.S. Dollar decreased in value by 10% relative to all foreign currencies of our international operations it would result in an increase in net sales of $9.5 million and an increase in operating income of $0.2 million. If the U.S. Dollar increased in value by 10% relative to all foreign currencies of our international operations it would result in a decrease in net sales of $9.5 million and a decrease in operating income of $0.2 million.

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

In connection with the preparation and filing of this Form 10-K, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the specified criteria.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting, which follows this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited Orthofix International N.V.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Orthofix International N.V. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 29, 2016

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

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

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

Exhibit Number	Description
10.7

Limited Waiver, dated as of February 26, 2015, by and among Orthofix International N.V., Orthofix Holdings, Inc. and certain of their wholly owned subsidiaries, and certain lender parties thereto (filed as an exhibit to the Company’s current report on Form 8-K filed February 27, 2015 and incorporated herein by reference).

10.8

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

10.9†

Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.10

Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.11†

Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

10.12†

Amendment No. 3 to Matrix Commercialization Collaboration Agreement, entered into on July 1, 2013 and effective as of June 25, 2013, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2013 and incorporated herein by reference).

10.13

Amendment No. 4 to Matrix Commercialization Collaboration Agreement, entered into on April 1, 2014, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed April 7, 2014 and incorporated herein by reference).

10.14

Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.15	Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)

10.16	Amendment No. 1 to the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2015 and incorporated herein by reference).

10.17	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.18

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

10.21

Form of Employee Performance Vesting Restricted Stock and Performance Share Unit Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – June 2015 Grants (filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2015 and incorporated herein by reference).

10.22

Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014-Present Grants (Time-Based Vesting) (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

Exhibit Number	Description
10.23

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

10.25

Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan (pre-2014 grants) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.26

Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan (pre-2014 grants) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.27

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

10.29

Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants—vesting over 3 years) (filed as an exhibit to the Company’s current report on
Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.30

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

10.32

Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (post-2010 grants—vesting over 3 years) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.33

Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (3 year cliff vesting) (filed as an exhibit to the Company’s current report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.34	Form of Indemnity Agreement (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

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

10.38

Amendment No. 3 to Amended and Restated Employment Agreement, dated as of August 29, 2012, by and between Orthofix Inc. and Michael Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed August 31, 2012 and incorporated herein by reference).

10.39

Employment Agreement, entered into on December 9, 2010, by and between Orthofix Inc. and Jeffrey M. Schumm (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

Exhibit Number	Description

10.40

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

10.44

Amended and Restated Employment Agreement, effective as of November 20, 2014, by and between Orthofix International N.V., Davide Bianchi and, solely for purposes of certain specified provisions, Orthofix AG (filed as an exhibit to the Company’s current report on Form 8-K filed November 28, 2014 and incorporated herein by reference).

10.45

Employment Agreement, entered into and effective as of May 5, 2014, by and between Orthofix Inc. and Mark A. Heggestad (filed as an exhibit to the Company’s current report on Form 8-K filed May 8, 2014 and incorporated herein by reference).

10.46

Inducement Grant Non-Qualified Stock Option Agreement, dated May 5, 2014, between Orthofix International N.V. and Mark A. Heggestad (filed as an exhibit to the Company’s current report on Form 8-K filed May 8, 2014 and incorporated herein by reference).

10.47

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

10.49

Amendment No. 1 to Employment Agreement, entered into and effective as of October 3, 2014, between Orthofix Inc. and Doug Rice (filed as an exhibit to the Company’s current report on Form 8-K filed October 6, 2014 and incorporated herein by reference).

10.50

Employment Agreement, effective as of April 24, 2015, by and between Orthofix Inc. and Doug Rice (filed as an exhibit to the Company’s current report on Form 8-K filed April 29, 2015 and incorporated herein by reference).

10.51

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

10.52

Amended Plea Agreement entered into on December 14, 2012, among the United States Attorney for the District of Massachusetts, the Department of Justice and Orthofix Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed December 19, 2012 and incorporated herein by reference).

10.53

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

101

The following financial statements from Orthofix International N.V. on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

ORTHOFIX INTERNATIONAL N.V.

Dated: February 29, 2016	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director

Dated: February 29, 2016	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRADLEY R. MASON Bradley R. Mason	President and Chief Executive Officer, Director (Principal Executive Officer)	February 29, 2016

/s/ DOUG RICE Doug Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Chairman of the Board of Directors	February 29, 2016

/s/ LUKE FAULSTICK Luke Faulstick	Director	February 29, 2016

/s/ JAMES HINRICHS James Hinrichs	Director	February 29, 2016

/s/ GUY JORDAN Guy Jordan	Director	February 29, 2016

/s/ LILLY MARKS Lilly Marks	Director	February 29, 2016

/s/ ANTHONY MARTIN Anthony Martin	Director	February 29, 2016

/s/ MARIA SAINZ Maria Sainz	Director	February 29, 2016

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

Doug Rice

Chief Financial Officer

ORTHOFIX INTERNATIONAL N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its classification of deferred tax assets and liabilities as a result of the early adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 29, 2016

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2015 and 2014

(U.S. Dollars, in thousands except share and per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$63,663	$36,815
Restricted cash	—	34,424
Trade accounts receivable, less allowances of $8,923 and $7,285 at December 31, 2015 and 2014, respectively	59,839	61,358
Inventories	57,563	59,846
Prepaid expenses and other current assets	31,187	26,552
Total current assets	212,252	218,995
Property, plant and equipment, net	52,306	48,549
Patents and other intangible assets, net	5,302	7,152
Goodwill	53,565	53,565
Deferred income taxes	57,306	55,725
Other long-term assets	19,491	8,970
Total assets	$400,222	$392,956
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	16,391	13,223
Other current liabilities	65,597	53,220
Total current liabilities	81,988	66,443
Other long-term liabilities	27,923	26,886
Total liabilities	109,911	93,329
Contingencies (Note 14)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,659,696 and 18,611,495 issued and outstanding as of December 31, 2015 and 2014, respectively	1,866	1,861
Additional paid-in capital	232,126	232,788
Retained earnings	62,551	65,360
Accumulated other comprehensive loss	(6,232)	(382)
Total shareholders’ equity	290,311	299,627
Total liabilities and shareholders’ equity	$400,222	$392,956

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2015, 2014 and 2013

(U.S. Dollars, in thousands, except share and per share data)	2015	2014	2013
Product sales	$341,084	$351,525	$349,552
Marketing service fees	55,405	50,752	48,059
Net sales	396,489	402,277	397,611
Cost of sales	86,525	98,912	106,912
Gross profit	309,964	303,365	290,699
Operating expenses
Sales and marketing	178,080	166,547	175,468
General and administrative	87,157	79,074	67,517
Research and development	26,389	24,994	26,768
Restatements and related costs	9,083	15,614	12,945
Impairment of goodwill	—	—	19,193
	300,709	286,229	301,891
Operating income (loss)	9,255	17,136	(11,192)
Other income and (expense)
Interest expense, net	(489)	(1,785)	(1,827)
Other (expense) income	(259)	(2,895)	2,416
	(748)	(4,680)	589
Income (loss) before income taxes	8,507	12,456	(10,603)
Income tax expense	(10,849)	(16,200)	(7,602)
Net loss from continuing operations	(2,342)	(3,744)	(18,205)
Discontinued operations (Note 14)
Loss from discontinued operations	(1,827)	(7,157)	(15,510)
Income tax benefit	1,360	2,364	4,903
Net loss from discontinued operations	(467)	(4,793)	(10,607)
Net loss	$(2,809)	$(8,537)	$(28,812)
Net loss per common share—basic and diluted:
Net loss from continuing operations	$(0.12)	$(0.20)	$(0.97)
Net loss from discontinued operations	(0.03)	(0.26)	(0.57)
Net loss per common share—basic and diluted	$(0.15)	$(0.46)	$(1.54)
Weighted average number of common shares:
Basic and diluted	18,795,194	18,459,054	18,697,228
Other comprehensive income (loss), before tax:
Currency translation adjustment	$(3,907)	$(4,133)	$(1,708)
Unrealized gain (loss) on derivative instrument	202	307	(443)
Unrealized loss on debt securities	(3,348)	–	–
Other comprehensive loss before tax	(7,053)	(3,826)	(2,151)
Income tax related to components of other comprehensive income	1,203	(59)	164
Other comprehensive loss, net of tax	(5,850)	(3,885)	(1,987)
Comprehensive loss	$(8,659)	$(12,422)	$(30,799)

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2015, 2014 and 2013

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2012	19,339,329	$1,934	$246,306	$102,709	$5,490	$356,439
Net loss	—	—	—	(28,812)	—	(28,812)
Unrealized loss on derivative instrument (net of tax benefit of $164)	—	—	—	—	(279)	(279)
Currency translation adjustment	—	—	—	—	(1,708)	(1,708)
Share-based compensation expense	—	—	6,267	—	—	6,267
Common shares issued	200,584	20	3,430	—	—	3,450
Retirement of repurchased common stock	(1,437,578)	(144)	(39,350)	—	—	(39,494)
At December 31, 2013	18,102,335	$1,810	$216,653	$73,897	$3,503	$295,863
Net loss	—	—	—	(8,537)	—	(8,537)
Unrealized gain on derivative instrument (net of tax expense of $59)	—	—	—	—	248	248
Currency translation adjustment	—	—	—	—	(4,133)	(4,133)
Share-based compensation expense	—	—	5,724	—	—	5,724
Common shares issued	509,160	51	10,411	—	—	10,462
At December 31, 2014	18,611,495	$1,861	$232,788	$65,360	$(382)	$299,627
Net loss	—	—	—	(2,809)	—	(2,809)
Unrealized gain on derivative instrument (net of tax expense of $74)	—	—	—	—	128	128
Unrealized loss on debt securities (net of tax benefit of $1,277)	—	—	—	—	(2,071)	(2,071)
Currency translation adjustment	—	—	—	—	(3,907)	(3,907)
Share-based compensation expense	—	—	7,214	—	—	7,214
Common shares issued	342,192	34	3,670	—	—	3,704
Retirement of repurchased common stock	(293,991)	(29)	(11,546)			(11,575)
At December 31, 2015	18,659,696	$1,866	$232,126	$62,551	$(6,232)	$290,311

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

(U.S. Dollars, in thousands)	2015	2014	2013
Cash flows from operating activities:
Net loss	$(2,809)	$(8,537)	$(28,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,923	22,878	22,822
Amortization of debt costs	596	726	720
Amortization of exclusivity agreements	1,156	1,929	1,546
Provision for doubtful accounts	3,431	938	4,590
Deferred income taxes	(1,156)	(7,053)	2,829
Share-based compensation	7,214	5,724	6,267
Impairment of goodwill and certain assets	—	966	19,193
Gain on sale of assets	(3,099)	—	—
Excess income tax benefit on employee stock-based awards	(386)	(206)	(82)
Interest accrual on debt securities	(1,006)	—	—
Other	2,854	821	4,536
Changes in operating assets and liabilities, net of effect of dispositions:
Trade accounts receivable	(1,547)	6,138	28,562
Inventories	3,136	8,109	(3,213)
Prepaid expenses and other current assets	8,697	5,100	8,764
Other long-term assets	(315)	(734)	(5,329)
Trade accounts payable	3,011	(6,451)	(2,280)
Other current liabilities	1,515	5,456	6,969
Other long-term liabilities	1,009	15,154	(40)
Net cash provided by operating activities	43,224	50,958	67,042
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(27,197)	(18,069)	(24,787)
Capital expenditures for intangible assets	(702)	(456)	(4,891)
Purchase of other investments	—	(1,457)	(1,374)
Purchase of debt securities	(15,250)	—	—
Proceeds from sale of assets	4,800	32	—
Net cash used in investing activities	(38,349)	(19,950)	(31,052)
Cash flows from financing activities:
Net proceeds from issuance of common shares	3,704	10,462	3,450
Repayments of long-term debt	—	(20,000)	(16)
Payment of debt issuance costs	(1,825)	—	—
Changes in restricted cash	34,424	(10,662)	(2,375)
Repurchase and retirement of common shares	(11,575)	—	(39,494)
Excess income tax benefit on employee stock-based awards	386	206	82
Net cash provided by (used in) financing activities	25,114	(19,994)	(38,353)
Effect of exchange rate changes on cash	(3,141)	(3,123)	520
Net increase (decrease) in cash and cash equivalents	26,848	7,891	(1,843)
Cash and cash equivalents at the beginning of the year	36,815	28,924	30,767
Cash and cash equivalents at the end of the year	$63,663	$36,815	$28,924
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$852	$1,315	$2,046
Income taxes	$3,160	$2,222	$8,773

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Notes to the Consolidated Financial Statements

Description of business

Orthofix International N.V. is a diversified, global medical device company focused on improving patients' lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, TX, the Company has four strategic business units that include BioStim, Biologics, Extremity Fixation and Spine Fixation. Orthofix products are widely distributed via the Company's sales representatives, distributors and its subsidiaries. In addition, Orthofix is collaborating on research and development activities with leading clinical organizations such as the Musculoskeletal Transplant Foundation (“MTF”) and the Texas Scottish Rite Hospital for Children.

1.	Summary of significant accounting policies
(a)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries and entities over which the Company has control. All intercompany accounts and transactions are eliminated in consolidation.

(b)	Recently adopted accounting standards

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position in order to simplify the presentation of deferred income taxes. The Company elected to adopt this guidance early, effective for the year ended December 31, 2015. Accordingly, deferred tax assets in the amount of $37.4 million, which were formerly classified as current assets at December 31, 2014, have been reclassified as non-current assets in our consolidated balance sheet.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The ASU amends the definition of a discontinued operation and also provides new disclosure requirements for disposals meeting the definition, and for those that do not meet the definition, of a discontinued operation. Under the new guidance, a discontinued operation may include a component or a group of components of an entity, or a business or nonprofit activity that has been disposed of or is classified as held for sale, and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The ASU also expands the scope to include the disposals of equity method investments and acquired businesses held for sale. Adopting this guidance in 2015 did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which was later clarified further in ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. Debt issuance costs related to line-of-credit arrangements may continue to be presented as an asset. The guidance is effective retroactively for interim and annual periods beginning after December 15, 2015, with early adoption permitted. Adopting this guidance in 2015 did not have a material impact on the consolidated financial statements.

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

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity. Transactional foreign currency gains and losses, including those generated from intercompany operations, are included in other expense, net and were losses of $3.5 million, $2.4 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(e)	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

(f)	Restricted cash

Restricted cash consisted of cash held at certain subsidiaries, the distribution or transfer of which to Orthofix International N.V. (the “Parent”) or other subsidiaries that are not parties to the Company’s previous 2010 credit facility, which matured and was replaced in 2015 as described in Note 7, was restricted. The Company’s previous 2010 senior secured credit facility restricted the Parent and subsidiaries that are not parties to the facility from access to cash held by Orthofix Holdings, Inc. and its subsidiaries. All credit party subsidiaries had access to this cash for operational and debt repayment purposes.

(g)	Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, the Company seeks to balance its non-U.S. dollar denominated income and expenditures. During 2015, 2014 and 2013, the Company made use of a foreign cross-currency swap agreement to manage cash flow exposure generated from foreign currency fluctuations.

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

Work-in-process, finished products, field inventory and consignment inventory include material, labor and production overhead costs. Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, revenue and associated cost of sales are recognized.

(i)	Long-lived assets, including intangible assets

Property, plant and equipment is stated at cost less accumulated depreciation. Costs include all expenditures necessary to place the asset in service, including freight and sales and use taxes. Plant equipment also includes instrumentation held by customers, which is generally used to facilitate the implantation of the Company’s products. We capitalize system development costs related to our internal use software during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. Management evaluates the useful lives of these assets on an annual basis. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. The useful lives are as follows:

Years
Buildings	25 to 33
Plant equipment and instrumentation	2 to 10
Furniture and fixtures	4 to 8
Software	3 to 7

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

Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination at estimated fair value. These assets primarily include patents, other technology agreements, and trademarks and are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefit of the assets is consumed. The Company’s weighted average amortization period for developed technologies is 11 years.

Intangible and long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances have occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company tests the asset for recoverability. For purposes of the recoverability test, the Company groups its long-lived or intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

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

The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. The Company has identified four reporting units: BioStim, Biologics, Extremity Fixation, and Spine Fixation.

In order to calculate the respective carrying values, the Company initially records goodwill based on the purchase price allocation performed at the time of acquisition. Corporate assets and liabilities that directly relate to a reporting unit’s operations are ascribed directly to that reporting unit. Corporate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, are allocated based on the respective contribution measure of each reporting unit. Effective July 1, 2013, the Company re-aligned its reporting structure and consequently reallocated the carrying value of goodwill from its previous reporting units to its new reporting units based on the relative fair value of each new reporting unit to total enterprise value at July 1, 2013. Upon estimating the fair value of the reporting units, we determined the fair value for two of our reporting units, Extremity Fixation and Spine Fixation, was less than the respective carrying values. As a result, we recorded an impairment of goodwill of $19.2 million during the third quarter of 2013, including $9.8 million for our Extremity Fixation reporting unit and $9.4 million for our Spine Fixation reporting unit.

The Company’s annual goodwill impairment analysis, which was performed qualitatively during the fourth quarters of 2014 and 2015, did not result in any additional impairment charge for either the BioStim or Biologics reporting units, the reporting units with remaining goodwill. This qualitative analysis, which is referred to as step zero, considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance and relevant entity-specific events.

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

The Company utilizes a cross-currency swap to manage its foreign currency exposure related to a portion of the Company’s intercompany receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro. The cross-currency swap has been accounted for as a cash flow hedge in accordance with U.S. GAAP.

(l)	Fair value measurements

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

The Company’s financial instruments include cash equivalents, restricted cash, certificates of deposit, treasury securities, collective trust funds, trade accounts receivable, accounts payable, long-term secured debt, available for sale equity and debt securities, common stock warrants, derivative securities, and deferred compensation plan liabilities. The carrying value of restricted cash, trade accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value. The Company’s available for sale equity securities and common stock warrants are recorded at cost, as it is currently impracticable to estimate the fair value of the instruments without incurring excessive costs given the size of the asset and since there have been no events or changes in circumstances that would indicate a significant adverse effect on the fair value of the instruments.  See Note 10 for further discussion.

(m)	Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments; the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge (see Note 9); the unrealized gain (loss) on warrants; and the unrealized gain (loss) on the Company’s debt securities. The components of and changes in accumulated other comprehensive income (loss) are as follows:

(U.S. Dollars in thousands)	Currency Translation Adjustments	Change in Fair Value	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$3,651	$(148)	$3,503
Unrealized gain on derivative instruments, net of tax expense of $59	—	248	248
Currency translation adjustment (1)	(4,133)	—	(4,133)
Balance at December 31, 2014	$(482)	$100	$(382)
Unrealized gain on cross-currency swaps, net of tax expense of $74	—	128	128
Unrealized loss on debt securities (net of tax benefit of $1,277)	—	(2,071)	(2,071)
Currency translation adjustment (1)	(3,907)	—	(3,907)
Balance at December 31, 2015	$(4,389)	$(1,843)	$(6,232)

(1)	As the earnings generally remain indefinitely reinvested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related currency translation adjustment.
(n)	Revenue recognition and accounts receivable

Commercial revenue is related to the sale of our implant products, generally representing hospital customers. Revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Revenue is also derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of our stimulation products. Revenue is recognized when the stimulation product is placed on and accepted by the patient. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment. Revenue for certain government entities is recorded on a cash-basis as collectability is not reasonably assured.

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

For distributors on the sell-in method prior to April 1, 2013, cost of sales were recognized upon shipment. For sell-through distributors, whose revenue is recognized upon cash receipt, we consider whether to match the related cost of sales expense with revenue or to recognize cost of sales expense upon shipment. In making this assessment, we consider the financial viability of our distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, we defer the costs of sales until the revenue is recognized.

Biologics revenue is primarily related to a collaborative arrangement with MTF. In 2008, the Company entered into a collaborative arrangement with MTF to develop and commercialize Trinity Evolution®, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, the Company and MTF operated under the terms of a separate commercialization agreement. Under the terms of the 10-year agreement, MTF sourced the tissue, processed it to create the bone growth matrix, packaged and delivered it to the customer in accordance with orders received from the Company. The Company has exclusive global marketing rights for Trinity Evolution® as well as non-exclusive marketing rights for other products, and receives marketing fees from MTF based on total sales. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis within net sales upon shipment of the product to the customer. These marketing fees were $55.4 million, $50.8 million and $48.1 million in 2015, 2014 and 2013, respectively. On January 10, 2012, the Company announced that it had reached an agreement with MTF to both co-develop and commercialize a new technology for use in bone grafting applications and to expand MTF’s Trinity Evolution® processing capacity. The amendment amends the term of the existing agreement until the later of (i) 15 years after the date that certain development milestones were achieved under the existing agreement (which occurred during 2010) or (ii) the date that certain licensing arrangements between the Company and NuVasive, Inc. expire.

Revenue excludes any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs are included in cost of sales.

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

The Company will generally sell receivables from certain Italian hospitals each year. During 2015, 2014, and 2013 the Company sold €10.9 million, €9.8 million, and €12.0 million ($11.9 million, $12.8 million, and $16.0 million) of receivables, respectively. The estimated related fee for 2015, 2014 and 2013 was $0.5 million, $0.4 million and $0.8 million, respectively, which is recorded as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

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

We grant performance-based restricted stock awards to executive employees, for which vesting is based upon achieving certain targets for various financial measures. The fair value of performance-based restricted stock awards are recognized, net of estimated forfeitures, over the derived requisite vesting period beginning in the period in which they are deemed probable to vest.

(q)	Shipping and handling costs

Shipping and handling costs for products shipped to customers are included in cost of sales, and were $2.2 million, $2.3 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(r)	Research and development costs

Expenditures related to the collaborative arrangement with MTF are expensed based on the terms of the related agreement. There were no payments made to MTF in 2015 and payments totaled $0.3 million and $2.5 million in 2014 and 2013, respectively.  Expenditures for other research and development are expensed as incurred.

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

The Company accounts for uncertain tax positions in accordance with U.S. GAAP, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company re-evaluates income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

The Company includes interest and any applicable penalties related to tax issues as part of income tax expense in its consolidated financial statements.

(t)	Net income (loss) per common share

Net income (loss) per common share—basic is computed using the weighted average number of common shares outstanding during each of the respective years. Net income (loss) per common share—diluted is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the “treasury stock” method, if dilutive. Common equivalent shares represent the dilutive effect of the assumed exercise of outstanding share options (see Note 17). The difference between basic and diluted shares, if any, results from the assumed exercise of certain outstanding share options.

(u)	Financial instruments and concentration of credit risk

Financial instruments that could subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Generally, the cash is held at large financial institutions and our cash equivalents consist of highly liquid money market funds. The Company performs ongoing credit evaluations of customers, generally does not require collateral, and maintains a reserve for potential credit losses. The Company believes that a concentration of credit risk related to the accounts receivable is limited because the customers are geographically dispersed and the end users are diversified across several industries.

Net sales to our customers based in Europe were approximately $53 million in 2015, which results in a substantial portion of our trade accounts receivable balance as of December 31, 2015. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

(v)	Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard was originally to be effective for public entities for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB agreed to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also agreed to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The standard is to be applied either retrospectively or as a cumulative effect adjustment as of the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on the consolidated results of operations, cash flows, and financial position.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The guidance will be effective prospectively for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

2.	Inventories

	December 31,
(U.S. Dollars in thousands)	2015	2014
Raw materials	$4,976	$3,879
Work-in-process	5,087	4,830
Finished products	23,155	24,953
Field inventory	17,593	18,003
Consignment inventory	2,199	2,656
Deferred cost of sales	4,553	5,525
	$57,563	$59,846

3.	Property, plant and equipment

	December 31,
(U.S. Dollars in thousands)	2015	2014
Cost
Buildings	$3,328	$3,683
Plant, equipment and instrumentation	150,366	140,110
Furniture and fixtures	5,711	5,779
	159,405	149,572
Accumulated depreciation	(107,099)	(101,023)
	$52,306	$48,549

Included within plant, equipment and instrumentation is capitalized computer software of $7.6 million and $9.0 million net of accumulated amortization as of December 31, 2015 and 2014, respectively.  Amortization of computer software for the years ended December 31, 2015, 2014 and 2013 was $4.4 million, $3.0 million and $2.7 million, respectively.

Total depreciation expense, for the years ended December 31, 2015, 2014 and 2013 was $19.2 million, $20.6 million and $20.0 million, respectively.

4.	Patents and other intangible assets

	December 31,
(U.S. Dollars in thousands)	2015	2014
Cost
Patents	$35,637	$35,420
Trademarks—finite lived	439	596
License and other	6,248	7,248
	42,324	43,264
Accumulated amortization
Patents	(32,088)	(31,198)
Trademarks—finite lived	(392)	(469)
License and other	(4,542)	(4,445)
	(37,022)	(36,112)
Patents and other intangible assets, net	$5,302	$7,152

Amortization expense for intangible assets was $1.7 million, $2.3 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future amortization expense for intangibles is estimated as follows:

(U.S. Dollars in thousands)	Amortization
2016	$1,450
2017	1,196
2018	549
2019	551
2020	457
Thereafter	1,099
$5,302

5.	Goodwill

The following table presents the net carrying value of goodwill by reportable segment:

	December 31,
(U.S. Dollars in thousands)	2015	2014
BioStim	$42,678	$42,678
Biologics	10,887	10,887
Extremity Fixation	—	—
Spine Fixation	—	—
	$53,565	$53,565

6.	Other current liabilities

	December 31,
(U.S. Dollars in thousands)	2015	2014
Accrued expenses	$21,480	$23,298
Salaries, bonuses, commissions and related taxes payable	18,190	16,879
Accrued legal expenses	22,608	9,548
Other payables	3,319	3,495
	$65,597	$53,220

7.	Long-term debt

On August 30, 2010, the Company’s wholly owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “2010 Credit Agreement”) with certain U.S. direct and indirect subsidiaries of the Company (the

“2010 Guarantors”), JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto.

The 2010 Credit Agreement provided a five year, $200 million secured revolving credit facility (the “2010 Revolving Credit Facility”), and a five year, $100 million secured term loan facility (the “2010 Term Loan Facility”, and together with the 2010 Revolving Credit Facility, the “2010 Credit Facilities”). On January 15, 2015, at the Company’s request, the lenders agreed to reduce the available capacity under the 2010 Revolving Credit Facility to $100 million.

In December 2014, the Company repaid in full, along with applicable interest, the outstanding balance of $20 million held on the 2010 Revolving Credit Facility. The effective interest rate on the 2010 Credit Facility as of December 31, 2014 was 2.7%.

The 2010 Credit Agreement restricted the Company and subsidiaries that were not parties to the 2010 Credit Facilities from access to cash held by Orthofix Holdings and its subsidiaries. All of the Company’s subsidiaries that were parties to the 2010 Credit Agreement had access to this cash for operational and debt repayment purposes. The amount of restricted cash of the Company as of December 31, 2014 was $34.4 million.

On August 31, 2015, the Company, through its subsidiaries Orthofix Holdings and Victory Medical Limited (“Victory Medical”, and collectively with Orthofix Holdings, the “Borrowers”), entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan, as Administrative Agent, and certain lenders party thereto. The 2015 Credit Agreement provides for a five year $125 million secured revolving credit facility (the “Facility”) and replaces the Company’s 2010 Credit Facility, which expired and matured pursuant to its terms on August 30, 2015 with no amounts outstanding. The 2015 Credit Agreement has a maturity date of August 31, 2020. As of December 31, 2015, the Company has not made any borrowings under the 2015 Credit Agreement.

Borrowings under the 2015 Credit Agreement may be used for, among other things, working capital and other general corporate purposes (including share repurchases, permitted acquisitions and permitted payments of dividends and other distributions) of the Company and certain of its subsidiaries.  The Facility is generally available in U.S. Dollars with up to $50 million of the Facility also available to be borrowed in Euros and Pounds Sterling (together with U.S. Dollars, the “Agreed Currencies”).  The 2015 Credit Agreement further permits up to $25 million of the Facility to be utilized for the issuance of letters of credit in the Agreed Currencies.  The Borrowers have the ability to increase the amount of the Facility by an aggregate amount of up to $50 million (which increase may take the form of one or more increases to the revolving credit commitments and/or the issuance of one or more new Term A loans) upon satisfaction of certain conditions precedent and receipt of additional commitments by one or more existing or new lenders.

Borrowings under the Facility bear interest at a floating rate, which is, at the Borrowers’ option, either LIBOR plus an applicable margin ranging from 1.75% to 2.5% or a base rate plus an applicable margin ranging from 0.75% to 1.5% (in each case subject to adjustment based on the Company’s total leverage ratio).  An unused commitment fee ranging from 0.25% to 0.4% (subject to adjustment based on the Company’s total leverage ratio) is payable quarterly in arrears based on the daily amount of the undrawn portion of each lender’s revolving credit commitment under the Facility.  Fees are payable on outstanding letters of credit at a rate equal to the applicable margin for LIBOR loans, plus certain customary fees payable solely to the issuer of the letter of credit.

The Company and certain of its subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of the Borrowers’ obligations under the 2015 Credit Agreement.  The obligations of the Borrowers and each of the Guarantors with respect to the 2015 Credit Agreement are secured by a pledge of substantially all of the tangible and intangible personal property of the Borrowers and each of the Guarantors, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their subsidiaries.   The 2015 Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay subordinated indebtedness and enter into affiliate transactions.

In addition, the 2015 Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0.  The Company is in compliance with all required financial covenants as of December 31, 2015. The 2015 Credit Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

In conjunction with obtaining the Facility, the Company incurred debt issuance costs of $1.8 million which are being amortized over the life of the Facility. The debt issuance costs are included in other long-term assets, net of accumulated amortization. All debt issuance costs related to the 2010 Credit Facility were fully amortized upon maturity of the 2010 Credit Facility on August 30, 2015.

As of December 31, 2015 and 2014, debt issuance costs, net of accumulated amortization, related to both the 2015 Credit Agreement and the 2010 Credit Agreement were $1.7 million and $0.4 million, respectively.

The Company has an unused available line of credit of €5.8 million ($6.3 million and $7.0 million) at December 31, 2015 and 2014, respectively, in its Italian line of credit. This line of credit provides the Company the option to borrow amounts in Italy at rates, which are determined at the time of borrowing. This line of credit is unsecured.

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

The Company’s Board of Directors authorized a share repurchase plan in the fourth quarter of 2015, authorizing the purchase of up to $75 million of the Company’s common stock through and including September 2017. Under the program, common share repurchases are expected to consist primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, though the Company may also make repurchases through block trades or privately negotiated transactions. Repurchases may be made from cash on hand, cash generated from operations, and/or borrowings under the Company’s new secured revolving credit facility. The program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. For the year ended December 31, 2015, the Company repurchased 293,991 shares of common stock for $11.6 million with an average price per share of $39.37 which were all retired upon repurchase. As of December 31, 2015, there was $63.4 million remaining under this share repurchase authorization.

9.	Derivative instruments

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss).

(U.S. Dollars, in thousands)	Fair value: favorable (unfavorable)	Balance sheet location
As of December 31, 2015
Cross-currency swap	$2,485	Prepaid expenses and other current assets
Warrants	$321	Other long-term assets
As of December 31, 2014
Cross-currency swap	$2,504	Other long-term assets
Warrants	$321	Other long-term assets

	For the year ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013
Cross-currency swap unrealized gain (loss), net of taxes	$128	$251	$(278)
Warrants unrealized loss, net of taxes	$—	$(3)	$(1)

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

Under the terms of the swap agreement, the Company pays Euros based on a €9.6 million notional value and a fixed rate of 5.00% and receives U.S. dollars based on a notional value of $13.0 million and a fixed rate of 4.635%. The expiration date is December 30, 2016, the date upon which the underlying intercompany debt, to which the swap agreement applies, matures. The swap agreement is designated as a cash flow hedge and therefore the Company recognizes any unrealized gain (loss) on the change in fair value in other comprehensive income (loss).

Warrants

As of December 31, 2015, the Company held warrants for 458 thousand shares of Bone Biologics, Inc. (“Bone Biologics”), at a weighted average exercise price of $1.18 per share, and common stock of Bone Biologics totaling $1.5 million, which was converted from notes receivable. The fair value of these instruments has not been estimated, and is instead recorded at cost, as the fair value is not readily determinable. In addition, there have been no events or changes in circumstances that would indicate a significant adverse effect on the fair value of the instruments.

Under the terms of the note and warrant purchase agreements, the warrants to purchase common stock in Bone Biologics were both detachable from the note, exercisable over a seven year period, and transferable by the holder to other parties.

10.	Fair value measurements

The Company’s collective trust funds, treasury securities, certificates of deposit, derivative securities, debt securities, and deferred compensation plan liabilities are the only financial instruments recorded at fair value on a recurring basis as follows:

(U.S. Dollars in thousands)	Balance December 31, 2015	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,622	$—	$1,622	$—
Treasury securities	495	495	—	—
Certificates of deposit	337	337	—	—
Derivative securities	2,485	—	2,485	—
Debt securities	12,658	—	—	12,658
Total	$17,597	$832	$4,107	$12,658
Liabilities
Deferred compensation plan	$(1,503)	$—	$(1,503)	$—
Total	$(1,503)	$—	$(1,503)	$—

(U.S. Dollars in thousands)	Balance December 31, 2014	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,696	$—	$1,696	$—
Treasury securities	586	586	—	—
Certificates of deposit	1,510	1,510	—	—
Derivative securities	2,504	—	2,504	—
Total	$6,296	$2,096	$4,200	$—
Liabilities
Deferred compensation plan	$(1,886)	$—	$(1,886)	$—
Total	$(1,886)	$—	$(1,886)	$—

The fair value of treasury securities and certificates of deposit are determined based on quoted prices in active markets for identical assets, therefore, the Company has categorized these instruments as Level 1 financial instruments. The certificates of deposit are held in foreign currencies and carry a contractual maturity of two years from the date of purchase.

The cross-currency derivative instrument consists of an over-the-counter contract, which is not traded on a public exchange. The fair value of this derivative swap contract, the common stock warrants, the Company’s collective trust funds, and the Company’s deferred compensation plan liabilities are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2 financial instruments.

The fair value of the Company’s debt securities is based upon significant unobservable inputs, requiring the Company to develop its own assumptions; therefore, the Company has categorized this asset as a Level 3 financial asset.

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

The fair value of the debt security is based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring the Company to develop its own assumptions; therefore, the Company has categorized this asset as a Level 3 financial asset. One of the more significant unobservable inputs used in the fair value measurement of the debt security is the discount rate. Holding other inputs constant, changes in the discount rate could result in a significant change in the fair value of the debt security. As of December 31, 2015, the Company believes the fair value of the debt security is $12.7 million, resulting in an impairment of $3.3 million, which the Company has recorded in other comprehensive income as an unrealized loss on debt securities. The Company has classified the impairment as temporary in nature as the Company does not intend to sell the debt security nor does it believe that recoverability of the investment will not occur.

The following table provides a reconciliation of the beginning and ending balances for debt securities measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2015
Balance at January 1, 2015	$—
Additions to debt securities	15,000
Accrued interest income	1,006
Unrealized loss on debt securities	(3,348)
Balance at December 31, 2015	$12,658

11.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment. These leases are non-cancellable and typically do not contain renewal options. Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis. Rent expense under the Company’s operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $3.0 million, $3.4 million and $3.4 million, respectively.

Future minimum lease payments under operating leases as of December 31, 2015 are as follows:

(U.S. Dollars in thousands)
2016	$3,531
2017	2,905
2018	2,629
2019	2,175
2020	1,732
Thereafter	1,729
$14,701

Inventory purchase commitments

The Company has inventory purchase commitments with third-party manufactures for $1.1 million, $2.5 million and $3.0 million as of December 31, 2015, 2014, and 2013, respectively.

12.	Business segment information

We manage our business by our four strategic business units (“SBUs”), which are comprised of BioStim, Biologics, Extremity Fixation, and Spine Fixation supported by Corporate activities. These SBUs represent the segments for which our Chief Executive Officer, who is also Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among business units. The primary metric used by the CODM in managing the Company is net margin, which is defined as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, our segment information has been prepared based on our four SBUs reporting segments. These four segments are discussed below.

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, which is supported by strong basic mechanism of action data in the scientific literature and as well as strong level one randomized controlled clinical trials in the medical literature.  Current research and clinical studies are also underway to identify potential new clinical indications.  This SBU uses distributors and sales representatives to sell its devices to hospitals, doctors and other healthcare providers, primarily in the U.S.

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

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors, sales representatives and affiliates to sell orthopedic products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors, sales representatives, and affiliates to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses, including share-based compensation, of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

Net Sales by SBU:

The table below presents net sales by SBU reporting segment. Net sales include product sales and marketing service fees.

	Year Ended December 31,
(U.S. Dollars in thousands)	2015		2014		2013
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
BioStim	$164,955	41.6%	$154,676	38.5%	$145,085	36.5%
Biologics	59,832	15.1%	55,881	13.9%	53,746	13.5%
Extremity Fixation	96,034	24.2%	109,678	27.3%	103,359	26.0%
Spine Fixation	75,668	19.1%	82,042	20.4%	95,421	24.0%
Total net sales	$396,489	100.0%	$402,277	100.0%	$397,611	100.0%

The table below presents net margin, defined as gross profit less sales and marketing expenses by SBU reporting segment:

Net Margin by SBU	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013
Net margin
BioStim	$67,878	$66,096	$63,847
Biologics	27,226	26,629	24,794
Extremity Fixation	29,493	31,586	23,704
Spine Fixation	8,547	14,243	4,329
Corporate	(1,260)	(1,736)	(1,443)
Total net margin	$131,884	$136,818	$115,231
General and administrative	87,157	79,074	67,517
Research and development	26,389	24,994	26,768
Restatements and related costs	9,083	15,614	12,945
Impairment of goodwill	—	—	19,193
Operating income (loss)	$9,255	$17,136	$(11,192)

The following table presents depreciation and amortization by SBU reporting segment:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013
BioStim	$2,933	$1,623	$1,979
Biologics	1,157	1,161	648
Extremity Fixation	6,636	8,442	7,265
Spine Fixation	10,050	11,711	12,834
Corporate	147	(59)	96
Total	$20,923	$22,878	$22,822

Geographical information

The following data includes net sales by geographic destination:

(U.S. Dollars in thousands)	2015	2014	2013
U.S.	$305,505	$294,682	$293,032
Italy	15,655	19,573	16,755
United Kingdom	11,376	11,402	10,002
Brazil	13,512	19,633	26,786
Others	50,441	56,987	51,036
Total net sales	$396,489	$402,277	$397,611

The following data includes property, plant and equipment by geographic area:

(U.S. Dollars in thousands)	2015	2014
U.S.	$42,534	$37,029
Italy	6,015	6,865
United Kingdom	998	1,368
Brazil	1,036	1,308
Others	1,723	1,979
Total	$52,306	$48,549

13.	Income taxes

Income (loss) from continuing operations before provision for income taxes consisted of:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013

U.S.	$15,480	$17,532	$(3,546)
Non-U.S.	(6,973)	(5,076)	(7,057)
Total income (loss) before taxes	$8,507	$12,456	$(10,603)

The provision for (benefit from) income taxes on continuing operations in the accompanying consolidated statements of operations consists of the following:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013
U.S.
Current	$6,792	$5,067	$2,465
Deferred	(1,146)	2,825	4,013
Total U.S	5,646	7,892	6,478
Non-U.S.
Current	3,661	18,186	2,308
Deferred	1,542	(9,878)	(1,184)
	5,203	8,308	1,124
Total tax expense	$10,849	$16,200	$7,602

Deferred income taxes are provided primarily for net operating loss carryforwards and for temporary differences resulting from items that are recognized in different years for financial statement and income tax reporting purposes. The Company’s deferred tax assets and liabilities are as follows:

	December 31,
(U.S. Dollars in thousands)	2015	2014
Intangible assets and goodwill	$2,931	$4,067
Inventories and related reserves	17,640	19,525
Deferred revenue and cost of goods sold	11,189	10,826
Other accruals and reserves	7,729	5,371
Accrued compensation	2,964	5,004
Allowance for doubtful accounts	2,863	2,094
Accrued interest	17,300	17,555
Net operating loss carryforwards	38,010	34,514
Other, net	4,441	1,202
	105,067	100,158
Valuation allowance	(43,340)	(37,438)
Deferred tax asset	$61,727	$62,720
Withholding taxes	(253)	(229)
Property, plant and equipment	(4,168)	(6,766)
Deferred tax liability	(4,421)	(6,995)
Net deferred tax assets	$57,306	$55,725

The increase in the valuation allowance of $5.9 million during the year principally relates to certain current year foreign losses incurred without an income tax benefit. The valuation allowance is attributable to net operating loss carryforwards and certain temporary differences in certain foreign jurisdictions, for which it is more likely than not some portion or all of the deferred tax asset will not be realized.

The Company has state net operating loss carryforwards of approximately $11.9 million that will begin to expire in 2016. Additionally, the Company has net operating losses in foreign taxing jurisdictions of approximately $154.5 million, the majority of which relate to the Company’s Netherlands operations that begin to expire in 2016. The Company has provided a valuation allowance against a significant portion of these net operating loss carryforwards since it does not believe that it is more likely than not that this deferred tax asset can be realized prior to expiration.

The rate reconciliation for continuing operations presented below is based on the U.S. federal income tax rate, rather than the parent company’s country of domicile tax rate. Management believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

(U.S. Dollars in thousands, except percentages)	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$2,978	35%	$4,360	35.0%	$(3,711)	35.0%
State taxes, net of U.S. federal benefit	521	6.1	1,439	11.6	2,039	(19.2)
Foreign rate differential, including withholding taxes	(1,934)	(22.7)	2,386	19.1	747	(7.0)
Valuation allowance	10,952	128.7	8,672	69.6	3,913	(36.9)
Italian subsidiary intangible asset	(2,076)	(24.4)	(2,546)	(20.4)	(2,288)	21.6
Goodwill impairment	—	—	—	—	6,452	(60.9)
Domestic manufacturing deduction	(469)	(5.5)	(377)	(3.0)	(233)	2.2
Italian audit settlement	—	—	1,048	8.4	—	—
Other, net	877	10.3	1,218	9.8	683	(6.5)
Income tax expense/effective rate	$10,849	127.5%	$16,200	130.1%	$7,602	(71.7)%

The Company’s unrecognized tax benefit was $15.8 million and $15.6 million for the years ended December 31, 2015 and 2014, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. The Company had approximately $0.8 million and $0.5 million accrued for payment of interest and penalties as of December 31, 2015 and 2014, respectively.

The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of December 31, 2015, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2015 and December 31, 2014 follows:

(U.S. Dollars in thousands)	2015	2014
Balance as of January 1,	$15,597	$723
Additions for current year tax positions	332	14,794
Increases (decreases) for prior year tax positions	(86)	145
Settlements of prior year tax positions	—	—
Expiration of statutes	(80)	(65)
Balance as of December 31,	$15,763	$15,597

The Company files a consolidated income tax return in the U.S. federal jurisdiction, the U.K., Italy and numerous consolidated and separate income tax returns in many state and other foreign jurisdictions. The statute of limitations with respect to federal tax authorities is closed for years prior to December 31, 2012. The statute of limitations for the various state tax filings is closed in most instances for the years prior to December 31, 2011. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to December 31, 2010.

During the third quarter of 2015, the Internal Revenue Service commenced an examination of our federal income tax return for 2012. The Company cannot reasonably determine if this examination, or any state and local tax examinations, will have a material impact on our financial statements and cannot predict the timing regarding resolution of these tax examinations.

The Company’s current intention is to indefinitely reinvest the total amount of its unremitted foreign earnings (residing outside Curaçao) in the local jurisdiction. As an entity incorporated in Curaçao, “foreign subsidiaries” refer to both U.S. and non-U.S. subsidiaries.  Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $374.1 million at December 31, 2014 to $439.2 million at December 31, 2015. The $439.2 million includes $448.8 million in U.S subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

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

On October 22, 2015, following negotiations facilitated by an independent mediator, the Company, the remaining Individual Defendants and their insurers reached an agreement in principle with the plaintiff, individually and on behalf of the class it purports to represent, to settle and release all claims with respect to this matter and to dismiss the action with prejudice subject to final court approval. Under the terms of the agreement in principle, the Company, through its insurers, would make a payment to the plaintiff, and the class it purports to represent, to resolve all claims related to the matter, including any claims for plaintiff counsel’s fees and expenses.  On December 7, 2015, all parties to the action executed and filed with the Court a proposed settlement agreement whose terms are consistent with the above-described agreement in principle.  On December 18, 2015, the Court entered a preliminary approval order which, among other things, preliminarily approved the terms of the proposed settlement agreement, subject to a final approval hearing scheduled for April 28, 2016.  The Company has previously incurred and expensed fees and expenses in connection with this matter up to and exceeding its insurance policy deductible and its insurers have undertaken to cover the full amount of the settlement payment, if the proposed settlement is finally approved by the Court. The Company has accrued both the amount of the settlement payment under the agreement in principle, and a corresponding insurance receivable from its insurers, with respect to these matters.

Deferred Prosecution Agreement and Review of Potential Improper Payments Involving Brazil Subsidiary

In 2012, the Company entered into definitive agreements with the U.S. Department of Justice (the “DOJ”) and the SEC agreeing to settle a self-initiated and self-reported internal investigation of our Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the Foreign Corrupt Practices Act (the “FCPA”). As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ and a consent to final judgment (the “Consent”) with the SEC.  The DOJ agreed not to pursue any criminal charges against us in connection with the Promeca matter if we comply with the terms of the DPA. The DPA takes note of our self-reporting of this matter to the DOJ and the SEC, and of remedial measures, including the implementation of an enhanced compliance program, previously undertaken by us. The DPA and the Consent collectively require, among other things, that with respect to anti-bribery compliance matters we shall continue to cooperate fully with the government in any future matters related to corrupt payments, false books and records or inadequate internal controls. In that regard, we have represented that we have implemented and will continue to implement a compliance and ethics program designed to prevent and detect violations of the FCPA and other applicable anti-corruption laws. We are periodically reporting to the government during the term of the DPA regarding such remediation and implementation of compliance measures.

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

In the event that the DOJ were to determine in the future to criminally prosecute us for the FCPA-related matters we have self-reported, we could be subject to penalties, the amount or range of which we currently cannot reasonably estimate.

IMSS Matter

Basing its claims on the same or similar events that resulted in the DPA and the Consent, the Instituto Mexicano del Seguro Social (“IMSS”) brought legal action against the Company in October 2014.  In February 2016, the Company reached a settlement agreement with IMSS, whereby the Company agreed to pay $1.0 million in cash and, once all regulatory hurdles are cleared, an in-kind payment in the form of products and training valued at $3.0 million. The combined settlement of $4.0 million was accrued as of December 31, 2015 within general and administrative expense.  The Company made no admission of liability or wrongdoing and IMSS agreed that no portion of the payments will be characterized as the payment of fines, penalties, or other punitive assessment.

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

Matters Related to the Company’s Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, we sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including the following:

●

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company incurred losses for settlements and judgments in connection with these matters during 2015, 2014 and 2013 of $0.3 million, $3.8 million and $6.7 million, respectively. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

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

Charges incurred as a result of this indemnification are reflected as discontinued operations in our Consolidated Statements of Operations and Comprehensive Loss.

15.	Pensions and deferred compensation

Orthofix Inc. sponsors a defined contribution plan (the “Orthofix Inc. 401(k) Plan”) covering substantially all full time US employees. The Orthofix Inc. 401(k) Plan allows for participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the Orthofix Inc. 401(k) Plan. During the years ended December 31, 2015, 2014 and 2013, expenses incurred relating to 401(k) Plans, including matching contributions, were approximately $2.0 million, $1.7 million and $2.4 million, respectively.

The Company operates defined contribution pension plans for its other International employees not described above meeting minimum service requirements. The Company’s expenses for such pension contributions during each of the years ended December 31, 2015, 2014 and 2013 were $1.1 million, $0.8 million and $0.7 million, respectively.

Under Italian Law, our Italian subsidiary accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. Each year’s provision for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal, which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. Our relations with our Italian employees, who represent 18.3% of our total employees at December 31, 2015, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement.

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

The Company’s expense for both deferred compensation plans described above during 2015, 2014 and 2013 was approximately $0.1 million, $0.1 million and $0.3 million, respectively. There were no deferred compensation payments made in 2015, while deferred compensation payments totaled $0.3 million and $0.1 million in 2014 and 2013, respectively. The balance in other long-term liabilities as of December 31, 2015 and 2014 was $1.5 and $1.9 million and represents the amount which would be payable if all the employees and agents had terminated employment at that date.

16.	Share-based compensation plans

At December 31, 2015, the Company had stock option and award plans, and an employee stock purchase plan, which are described below.

2012 Long Term Incentive Plan

The Board of Directors adopted the Orthofix International N.V. 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, subject to shareholder approval, which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors and consultants and advisors who perform services for the Company and the Company’s subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options, however, are only available to the Company’s employees. The Company reserves a total of 3,200,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2015, there were 653,040 options outstanding under the 2012 LTIP Plan, of which 185,788 were exercisable; in addition, there were 571,488 shares of unvested restricted stock outstanding.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) reserves 3.1 million shares for issuance (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans). Awards generally vest on years of service with all awards fully vesting within three years from the date of grant for employees and either three or five years from the date of grant for non-employee directors. Awards can be in the form of a stock option, restricted stock, restricted share unit, performance share unit, or other award form determined by the Board of Directors. Awards granted under the 2004 LTIP Plan expire no later than ten years after the date of the grant. The 2004 LTIP Plan provides an annual grant to non-employee directors of 5,000 shares and limits the future the number of shares that may be awarded under the plan as full value awards to 100,000 shares. At December 31, 2015, there were 609,562 options outstanding under the 2004 LTIP Plan, of which 609,562 were exercisable; in addition, there were no shares of unvested restricted stock outstanding.

Stock Purchase Plan

The Orthofix International N.V. Amended and Restated Stock Purchase Plan (the “Stock Purchase Plan”) provides for the issuance of shares of the Company’s common stock to eligible employees and directors of the Company and its subsidiaries that elect to participate in the plan and acquire shares of common stock through payroll deductions (including executive officers).

During each purchase period, eligible employees may designate between 1% and 25% of their compensation to be deducted for the purchase of common stock under the plan (or such other percentage in order to comply with regulations applicable to Employees domiciled in or resident of a member state of the European Union). For eligible directors, the designated percentage will be an amount equal to his or her annual or other director compensation paid in cash for the current plan year. The purchase price of the shares under the plan is equal to 85% of the fair market value on the first day of the plan year (which is a calendar year, running from January 1 to December 31) or, if lower, on the last day of the plan year.

Due to the compensatory nature of such plan, the Company has recorded the related share based compensation in the consolidated statement of operations. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan is 1,850,000 shares. As of December 31, 2015, 1,617,827 shares had been issued under the Stock Purchase Plan.

Share-Based Compensation:

The following tables show the detail of share-based compensation by line item in the consolidated statements of operations as well as by grant type, for the years ended December 31, 2015, 2014 and 2013 and the assumptions for each of these years in which grants were awarded:

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013
Cost of sales	$440	$137	$104
Sales and marketing	1,304	1,701	1,444
General and administrative	5,051	3,578	4,483
Research and development	419	308	236
Total	$7,214	$5,724	$6,267

	Year Ended December 31,
(U.S. Dollars in thousands)	2015	2014	2013
Stock options	$1,437	$1,391	$2,753
Restricted stock awards	4,606	3,400	1,964
Stock purchase plan	1,171	933	1,550
Total	$7,214	$5,724	$6,267

	Year Ended December 31,
Assumptions:	2015	2014	2013
Expected term	4.50 years	5.00 years	5.00 years
Expected volatility	31.1% – 31.6%	31.7% – 34.5%	32.1% – 50.8%
Risk free interest rate	1.37% – 1.54%	1.52% – 1.70%	0.58% – 1.52%
Dividend rate	—	—	—
Weighted average fair value of options granted during the year	$9.49	$10.45	$10.83

Stock Option Activity:

Summaries of the status of the Company’s stock option plans as of December 31, 2015 and 2014 and changes during the year ended December 31, 2015 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	1,527,836	$34.91
Granted	208,890	$33.28
Exercised	(93,184)	$31.19
Forfeited	(230,940)	$38.92
Outstanding at December 31, 2015	1,412,602	$34.26	5.22
Vested and expected to vest at December 31, 2015	1,332,992	$34.39	5.02
Options exercisable at December 31, 2015	795,350	$35.06	2.96

The table below summarizes the options outstanding and exercisable by exercise price range as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.42 – $21.78	131,000	6.23	$21.07	71,004	$20.65
$22.75 – $27.98	133,333	5.51	$25.14	93,333	$24.86
$28.29 – $31.40	131,500	3.66	$29.30	114,000	$29.29
$31.83 – $32.28	98,150	6.96	$32.11	42,500	$31.99
$33.12 – $33.12	165,990	9.10	$33.12	—	$—
$33.24 – $36.25	148,650	8.26	$35.64	30,284	$36.25
$36.46 – $38.11	129,592	1.35	$37.90	119,842	$38.02
$38.82 – $39.94	299,687	4.56	$39.32	149,687	$39.81
$41.37 – $44.97	156,200	2.32	$44.10	156,200	$44.10
$45.84 – $50.99	18,500	0.92	$48.43	18,500	$48.43
$10.42 – $50.99	1,412,602	5.22	$34.26	795,350	$35.06

As of December 31, 2015, the unamortized compensation expense relating to options granted and expected to be recognized was $2.6 million. This amount is expected to be recognized through June 2019. The weighted average remaining contractual life of exercisable options was 2.96 years at December 31, 2015. The total intrinsic value of options exercised was $0.7 million, $2.1 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $39.21 closing price of the Company’s stock on December 31, 2015. The aggregate intrinsic value of options outstanding was $8.0 million, $2.4 million and $0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. The aggregate intrinsic value of options exercisable was $4.3 million, $1.0 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock:

During the year ended December 31, 2015, the Company granted to employees and non-employee directors 314,278 shares of restricted stock, 110,660 of which are performance based, which vest at various dates through August 2019. During the year ended December 31, 2014, the Company granted to employees and non-employee directors 358,450 shares of restricted stock, 99,600 of which are performance based, which vest at various dates through December 2018. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, less estimated forfeitures, is recognized on a straight-line basis over the vesting period. No compensation expense has been recorded to date related to the performance-based restricted stock awards granted in 2014 or 2015, which vest based upon the achievement of certain earnings targets as the achievement of those targets is not considered probable as of December 31, 2015. The aggregate fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $5.6 million, $2.5 million and $2.1 million, respectively. Unamortized compensation expense related to restricted stock amounted to $16.1 million at December 31, 2015, of which $6.6 million related to performance based restricted stock that is contingent upon meeting certain performance based vesting criteria, and is expected to be recognized over a weighted average period of approximately 2.4 years.  The aggregate intrinsic value of restricted stock outstanding was $22.4 million, $13.9 million and $6.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the status of our restricted stock as of December 31, 2015 and 2014 and changes during the year ended December 31, 2015 are presented below:

	Service-based Awards		Performance-based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2014	374,926	$30.47	86,050	$36.25
Granted	203,618	$33.27	110,660	$33.12
Vested	(183,216)	$30.35	–	$–
Cancelled	(16,190)	$27.42	(4,400)	$36.25
Non-vested as of December 31, 2015	379,138	$32.15	192,310	$34.45

17.	Earnings per share

No adjustments have been made for the three years ended December 31, 2015, 2014 or 2013 for any common stock equivalents because their effects would be anti-dilutive for purposes of calculating basic and diluted net loss available to common shareholders. Potentially dilutive shares totaled 221,036, 167,583, and 101,672 for 2015, 2014, and 2013, respectively.

Additionally, options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 812,695, 1,062,198 and 1,186,259 outstanding options not included in the diluted earnings per share computation for the year ended December 31, 2015, 2014 and 2013, respectively, because the inclusion of these options was anti-dilutive.

During the period January 1, 2016, to February 24, 2016, the Company repurchased an additional 417,078 shares of common stock for $15.9 million, which would have changed the number of common shares or potential common shares outstanding for the period ended December 31, 2015, if these transactions had occurred prior to that date.

18. Quarterly financial data (unaudited)

Condensed Consolidated Statement of Operations

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

2015
Net sales	$89,762	$100,954	$101,151	$104,622	$396,489
Cost of sales	19,339	21,910	23,865	21,411	86,525
Gross profit	70,423	79,044	77,286	83,211	309,964
Operating expense	77,615	74,116	73,147	75,831	300,709
Operating (loss) income	(7,192)	4,928	4,139	7,380	9,255
Net (loss) income from continuing operations	(7,737)	4,077	(788)	2,106	(2,342)
Net (loss) income	$(8,379)	$3,572	$(1,371)	$3,369	$(2,809)
Net income (loss) per common share:
Basic:
Net (loss) income from continuing operations	$(0.41)	$0.22	$(0.04)	$0.11	$(0.12)
Net (loss) income	$(0.45)	$0.19	$(0.07)	$0.18	$(0.15)
Diluted:
Net (loss) income from continuing operations	$(0.41)	$0.21	$(0.04)	$0.11	$(0.12)
Net (loss) income	$(0.45)	$0.19	$(0.07)	$0.18	$(0.15)

(U.S. Dollars, in thousands, except share and per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

2014
Net sales	$100,014	$100,985	$100,994	$100,284	$402,277
Cost of sales	26,773	25,414	25,268	21,457	98,912
Gross profit	73,241	75,571	75,726	78,827	303,365
Operating expense	73,270	68,867	69,218	74,874	286,229
Operating (loss) income	(29)	6,704	6,508	3,953	17,136
Net (loss) income from continuing operations	(1,948)	3,266	28	(5,090)	(3,744)
Net (loss) income	$(2,508)	$(683)	$452	$(5,798)	$(8,537)
Net income (loss) per common share:
Basic:
Net (loss) income from continuing operations	$(0.11)	$0.18	$0.00	$(0.27)	$(0.20)
Net (loss) income	$(0.14)	$(0.04)	$0.02	$(0.31)	$(0.46)
Diluted:
Net (loss) income from continuing operations	$(0.11)	$0.18	$0.00	$(0.27)	$(0.20)
Net (loss) income	$(0.14)	$(0.04)	$0.02	$(0.31)	$(0.46)