Form 10-Q
period 2016-03-31
ORTHOFIX INTERNATIONAL N V
filed 2016-04-28
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, 18,230,038 shares of common stock were issued and outstanding.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, risks relating to: the expected sales of our products, including recently launched products; the continuation of our ongoing share repurchase program; an investigation by the Division of Enforcement of the Securities Exchange Commission (the “SEC”) and related securities class action litigation arising out of our prior accounting review and restatements of financial statements; our review of allegations of improper payments involving our Brazil-based subsidiary (which review is described in Part I, Item 3, “Legal Proceedings”); the geographic concentration of certain accounts receivable in countries or territories that are facing severe fiscal challenges; unanticipated expenditures; changing relationships with customers, suppliers, strategic partners and lenders; changes to and the interpretation of governmental regulations; the resolution of pending litigation matters (including our indemnification obligations with respect to certain product liability claims against our former sports medicine global business unit (as further described in Part I, Item 3, “Legal Proceedings”); our ongoing compliance obligations under a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (and related terms of probation) and a deferred prosecution agreement with the U.S. Department of Justice; risks relating to the protection of intellectual property; changes to the reimbursement policies of third parties; the impact of competitive products; changes to the competitive environment; the acceptance of new products in the market; conditions of the orthopedic and spine industries; credit markets and the global economy; corporate development and market development activities, including acquisitions or divestitures; unexpected costs or operating unit performance related to recent acquisitions; and other risks described in Part I, Item 1A under the heading Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as in other current and periodic reports that we file with the SEC in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(U.S. Dollars, in thousands, except share data)	2016	2015

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,846	$63,663
Trade accounts receivable, less allowance for doubtful accounts of $9,680 and $8,923 at March 31, 2016 and December 31, 2015, respectively	55,267	59,839
Inventories	59,787	57,563
Prepaid expenses and other current assets	19,067	31,187
Total current assets	173,967	212,252
Property, plant and equipment, net	53,645	52,306
Patents and other intangible assets, net	5,602	5,302
Goodwill	53,565	53,565
Deferred income taxes	56,439	57,306
Other long-term assets	19,557	19,491
Total assets	$362,775	$400,222
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$13,524	$16,391
Other current liabilities	45,472	65,597
Total current liabilities	58,996	81,988
Other long-term liabilities	28,308	27,923
Total liabilities	87,304	109,911
Contingencies (Note 11)
Shareholders’ equity:
Common shares $0.10 par value; 50,000,000 shares authorized; 18,186,835 and 18,659,696 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,819	1,866
Additional paid-in capital	212,720	232,126
Retained earnings	66,444	62,551
Accumulated other comprehensive loss	(5,512)	(6,232)
Total shareholders’ equity	275,471	290,311
Total liabilities and shareholders’ equity	$362,775	$400,222

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2016	2015

Product sales	$85,625	$76,832
Marketing service fees	13,054	12,930
Net sales	98,679	89,762
Cost of sales	22,136	19,339
Gross profit	76,543	70,423
Operating expenses
Sales and marketing	44,816	44,285
General and administrative	16,718	21,569
Research and development	7,636	5,845
Restatements and related costs	245	5,916
	69,415	77,615
Operating income (loss)	7,128	(7,192)
Other income and expense
Interest expense, net	(38)	(272)
Other income, net	1,833	691
	1,795	419
Income (loss) before income taxes	8,923	(6,773)
Income tax expense	(4,294)	(964)
Net income (loss) from continuing operations	4,629	(7,737)
Discontinued operations (Note 11)
Loss from discontinued operations	(990)	(781)
Income tax benefit	254	139
Net loss from discontinued operations	(736)	(642)
Net income (loss)	$3,893	$(8,379)
Net income (loss) per common share—basic:
Net income (loss) from continuing operations	$0.25	$(0.41)
Net loss from discontinued operations	(0.04)	(0.04)
Net income (loss) per common share—basic:	$0.21	$(0.45)
Net income (loss) per common share—diluted:
Net income (loss) from continuing operations	$0.25	$(0.41)
Net loss from discontinued operations	(0.04)	(0.04)
Net income (loss) per common share—diluted:	$0.21	$(0.45)
Weighted average number of common shares:
Basic	18,477,881	18,731,985
Diluted	18,749,401	18,731,985
Other comprehensive income (loss):
Unrealized gain on derivative instruments, net of tax	26	665
Unrealized loss on debt securities, net of tax	(527)	–
Foreign currency translation adjustment	1,221	(4,860)
Comprehensive income (loss)	$4,613	$(12,574)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(Unaudited, U.S. Dollars, in thousands)	2016	2015

Cash flows from operating activities:
Net cash provided by operating activities	$4,424	$2,543
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(6,083)	(5,074)
Capital expenditures for intangible assets	(316)	(39)
Purchase of other investments	(1,000)	—
Purchase of debt securities	—	(15,250)
Net proceeds from sale of assets	—	4,800
Net cash used in investing activities	(7,399)	(15,563)
Cash flows from financing activities:
Net proceeds from issuance of common shares	4,742	1,710
Changes in restricted cash	—	7,171
Repurchase and retirement of common shares	(26,464)	—
Excess income tax benefit on employee stock-based awards	222	57
Net cash provided by (used in) financing activities	(21,500)	8,938
Effect of exchange rate changes on cash	658	(2,949)
Net increase in cash and cash equivalents	(23,817)	(7,031)
Cash and cash equivalents at the beginning of the period	63,663	36,815
Cash and cash equivalents at the end of the period	$39,846	$29,784

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Nature of operations, basis of presentation and recently issued accounting pronouncements

Nature of operations

Orthofix International N.V. (together with its subsidiaries, the “Company”) is a diversified, global medical device company focused on improving patients’ lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians. The Company is comprised of four reportable segments: BioStim, Biologics, Extremity Fixation and Spine Fixation supported by corporate activities.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2016. The balance sheet at December 31, 2015, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

As previously disclosed, the Company identified a classification error in its statement of cash flows for the quarter ended March 31, 2015. This classification error has been corrected in the comparative presentation of the statement of cash flows for the three months ended March 31, 2015 contained herein.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard was originally effective for public entities for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB agreed to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also agreed to permit early adoption of the standard, but not before the original effective date. The standard is to be applied either retrospectively or as a cumulative effect adjustment as of the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on the consolidated results of operations, cash flows, and financial position.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018, and will be applied at the beginning of the earliest period presented using a modified retrospective approach. This ASU may have a material impact on the Company’s financial statements. The impact on the Company’s results of operations is currently being evaluated. The impact of the ASU is non-cash in nature and will not affect the Company’s cash position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied prospectively, retrospectively, or by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, dependent upon the specific amendment that is adopted within the ASU. The Company is currently evaluating the effect that adopting this new guidance will have on the consolidated results of operations, cash flows, and financial position.

2. Inventories

The Company’s inventories are valued at the lower of cost or estimated net realizable value, after provision for excess or obsolete items, which is reviewed and updated on a periodic basis by management determined on a first-in, first-out basis. Work-in-process and finished products include the cost of materials, labor and other production costs. Finished products include field inventory which represents immediately saleable finished products that are in the possession of the Company’s independent sales representatives, and consignment inventory which represents immediately saleable finished products located at third party customers, such as distributors and hospitals. Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not been met. Once the revenue recognition criteria have been met, both the revenues and associated cost of sales are recognized.

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2016	December 31, 2015

Raw materials	$3,923	$4,976
Work-in-process	5,593	5,087
Finished products	46,066	42,947
Deferred cost of sales	4,205	4,553
Total inventory	$59,787	$57,563

3. Long-term debt

On August 31, 2015, the Company, through certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lenders party thereto. The Credit Agreement provides for a five year $125 million secured revolving credit facility (the “Facility”).  As of March 31, 2016, the Company has not made any borrowings under the Credit Agreement.

In addition, the Credit Agreement contains financial covenants requiring the Company to maintain, as of the last day of any fiscal quarter, a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0 based upon the Company’s consolidated adjusted earnings.  The Company is in compliance with all required financial covenants as of March 31, 2016. The Credit Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

The Company had no borrowings and an unused available line of credit of €5.8 million ($6.6 million and $6.3 million) at March 31, 2016 and December 31, 2015, respectively, on its Italian line of credit. This unsecured line of credit provides the Company the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

4. Derivative instruments

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. During 2016 and 2015 the Company made use of a foreign cross-currency swap agreement to manage cash flow exposure generated from foreign currency fluctuations.

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss).

(U.S. Dollars, in thousands) As of March 31, 2016	Fair value: favorable (unfavorable)	Balance sheet classification
Cross-currency swap	$2,033	Prepaid expenses and other current assets
Warrants	$321	Other long-term assets

As of December 31, 2015
Cross-currency swap	$2,485	Prepaid expenses and other current assets
Warrants	$321	Other long-term assets

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2016	2015
Cross-currency swap unrealized gain (loss), net of taxes	$26	$669
Warrants unrealized loss, net of taxes	$—	$(4)

5. Fair value measurements

The fair value of the Company’s financial assets and liabilities on a recurring basis were as follows:

(U.S. Dollars, in thousands)	March 31, 2016	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,591	$—	$1,591	$—
Treasury securities	513	513	—	—
Certificates of deposit	384	384	—	—
Derivative securities	2,033	—	2,033	—
Debt securities	12,150	—	—	12,150
Total	$16,671	$897	$3,624	$12,150
Liabilities
Deferred compensation plan	$(1,459)	$—	$(1,459)	$—
Total	$(1,459)	$—	$(1,459)	$—

(U.S. Dollars, in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,622	$—	$1,622	$—
Treasury securities	495	495	—	—
Certificates of deposit	337	337	—	—
Derivative securities	2,485	—	2,485	—
Debt securities	12,658	—	—	12,658
Total	$17,597	$832	$4,107	$12,658
Liabilities
Deferred compensation plan	$(1,503)	$—	$(1,503)	$—
Total	$(1,503)	$—	$(1,503)	$—

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

During the fourth quarter of 2015, the Company determined that the carrying value of the instrument exceeded its fair value, resulting in an impairment of $3.3 million, which the Company recorded in accumulated other comprehensive loss as an unrealized loss on debt securities. The fair value of the debt security is based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring the Company to develop its own assumptions; therefore, the Company has categorized this asset as a Level 3 financial asset. During the first quarter of 2016, the Company revised the estimate based on current financial information and other assumptions.  Revisions to current financial information had a significant negative impact on the valuation of the debt security while revisions to certain assumptions had a significant positive impact on the valuation of the debt security. The net impact of these revisions resulted in an additional impairment of $0.8 million, which the Company has recorded in accumulated other comprehensive loss as an unrealized loss on debt securities. The Company continues to classify the impairment as temporary in nature as the Company does not intend to sell the debt security nor does it believe that recoverability of the investment will not occur.

The following table provides a reconciliation of the beginning and ending balances for debt securities measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)
Balance at December 31, 2015	$12,658
Accrued interest income	316
Unrealized loss on debt securities	(824)
Balance at March 31, 2016	$12,150

6. Accumulated other comprehensive loss

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments; the effective portion of the gain (loss) on the Company’s cross-currency swap, which is designated and accounted for as a cash flow hedge; the unrealized gain (loss) on warrants; and the unrealized loss on the Company’s debt securities. The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Change in Fair Value of Derivatives	Change in Fair Value of Debt Securities	Accumulated Other Comprehensive Loss

Balance at December 31, 2015	$(4,389)	$228	$(2,071)	$(6,232)
Unrealized gain on derivative instruments, net of tax of $22	—	26	—	26
Unrealized loss on debt securities, net of tax benefit of $297	—	—	(527)	(527)
Foreign currency translation adjustment (1)	1,221	—	—	1,221
Balance at March 31, 2016	$(3,168)	$254	$(2,598)	$(5,512)

 ___________________________________________

(1)

As unremitted earnings generally remain indefinitely reinvested in the non U.S. dollar denominated foreign subsidiaries, no deferred taxes are recognized on the related foreign currency translation adjustment.

7. Earnings per share

For the three months ended March 31, 2016 and 2015, no adjustments were made to net income (loss) for purposes of calculating basic and diluted net income (loss) available to common shareholders. The following is a reconciliation of the weighted average shares used in the basic and diluted net loss per common share computations.

	Three Months Ended March 31,
	2016	2015
Weighted average common shares-basic	18,477,881	18,731,985
Effect of dilutive securities:
Unexercised stock options net of treasury share repurchase	271,520	—
Weighted average common shares-diluted	18,749,401	18,731,985

Performance-based restricted stock awards and options to purchase shares of common stock with exercise prices in excess of the average market price of common shares are not included in the computation of diluted earnings per share. There were 387,396 and 894,565 outstanding awards and options not included in the diluted earnings per share computation for the three months ended March 31, 2016 and 2015, respectively, because their inclusion was antidilutive.

Due to the Company having a net loss from continuing operations position for the three months ended March 31, 2015, 182,266 potentially dilutive shares were excluded from the computation as their effects would be antidilutive.

8. Share-based compensation

All share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and recognized as expense in the condensed consolidated statements of operations over the requisite service period. The Company recognized $2.0 million and $1.8 million of share-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.

On June 30, 2014, the Company granted 99,600 performance-based restricted share awards to officers and certain employees. Vesting is based on achieving earnings targets in two consecutive rolling four quarter periods. As of March 31, 2016, no expense has been recognized for these contingent restricted share awards.

On June 30, 2015, the Company granted 68,750 performance-based restricted share awards to officers and on August 5, 2015, granted an additional 41,910 performance-based restricted share awards to other members of management.  Vesting is based on achieving earnings and return on invested capital targets as of and for the years ended December 31, 2016, 2017 or 2018.  As of March 31, 2016, no expense has been recognized for these contingent restricted share awards.

During the three months ended March 31, 2016 and 2015, there were 203,398 and 145,866 shares, respectively, of common stock issued related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards.

9. Income taxes

In the first quarter, our effective tax rate on continuing operations was 48.1%, or $4.3 million, as compared to (14.2)%, or $1.0 million, for the same period in the prior year. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the first quarter of 2016 and 2015 was 46.3% and (9.2)%, respectively. The Company’s effective tax rate for the three months ended March 31, 2016 was impacted by the Company’s mix of earnings among various tax jurisdictions, state taxes, and current period losses in certain jurisdictions for which the Company does not currently receive a tax benefit.

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

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2016	2015	Reported Change	Constant Currency Change

BioStim	$41,044	$37,700	8.9%	8.9%
Biologics	14,094	13,961	1.0%	1.0%
Extremity Fixation	24,709	21,815	13.3%	20.9%
Spine Fixation	18,832	16,286	15.6%	15.8%
Total net sales	$98,679	$89,762	9.9%	11.8%

The table below presents net margin by SBU reporting segment:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2016	2015

BioStim	$16,411	$14,013
Biologics	6,104	5,944
Extremity Fixation	7,178	7,016
Spine Fixation	2,336	(529)
Corporate	(302)	(306)
Total net margin	31,727	26,138
General and administrative	16,718	21,569
Research and development	7,636	5,845
Restatements and related costs	245	5,916
Operating income (loss)	$7,128	$(7,192)

11. Contingencies

The Company is party to outstanding legal proceedings, investigations and claims, as previously described in (i) Part I, Item 3, “Legal Proceedings,” of the 2015 Form 10-K and (ii) note 14 to the Company’s audited consolidated financial statements filed with the 2015 Form 10-K. The Company believes that it is unlikely that the outcome of any of these matters will have a material adverse effect on it and its subsidiaries as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on the Company’s net earnings (if any) in any particular quarter. However, the Company cannot predict with any certainty the final outcome of any of these legal proceedings, investigations (including any settlement discussions with the government seeking to resolve such investigations) or claims, and there can be no assurance that the ultimate resolution of any such matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

In addition to the matters described in the paragraphs below and in the 2015 Form 10-K, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. To the extent losses related to these contingencies are both probable and reasonably estimable, the Company accrues appropriate amounts in the accompanying financial statements and provides disclosures as to the possible range of loss in excess of the amount accrued, if such range is reasonably estimable. The Company believes losses with respect to these additional matters are individually and collectively immaterial as to a possible loss and range of loss.

Matters Related to the Audit Committee’s Review and the Restatement of Certain of our Consolidated Financial Statements

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

On October 22, 2015, following negotiations facilitated by an independent mediator, the Company, the remaining Individual Defendants and their insurers reached an agreement in principle with the plaintiff, individually and on behalf of the class it purports to represent, to settle and release all claims with respect to this matter and to dismiss the action with prejudice subject to final court approval. Under the terms of the agreement in principle, the Company, through its insurers, would make a payment to the plaintiff, and the class it purports to represent, to resolve all claims related to the matter, including any claims for plaintiff counsel’s fees and expenses.  On December 7, 2015, all parties to the action executed and filed with the Court a proposed settlement agreement whose terms are consistent with the above-described agreement in principle.  On December 18, 2015, the Court entered a preliminary approval order which, among other things, preliminarily approved the terms of the proposed settlement agreement, subject to a final approval hearing scheduled for April 29, 2016.  The Company has previously incurred and expensed fees and expenses in connection with this matter up to and exceeding its insurance policy deductible and its insurers have undertaken to cover the full amount of the settlement payment, if the proposed settlement is finally approved by the Court. The Company accrued both the amount of the settlement payment under the agreement in principle, and a corresponding insurance receivable from its insurers, with respect to these matters.

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

Matters Related to the Company’s Former Breg Subsidiary and Possible Indemnification Obligations

On May 24, 2012, we sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”) pursuant to a stock purchase agreement (the “Breg SPA”). Under the terms of the Breg SPA, upon closing of the sale, the Company and its subsidiary, Orthofix Holdings, Inc., agreed to indemnify Water Street and Breg with respect to certain specified matters, including the following:

•

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company has not reached a settlement or judgment in 2016 and incurred losses for settlements and judgments in connection with these matters during 2015 of $0.3 million. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

•

At the time of its divestiture by us, Breg was currently and had been engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units or who would not have purchased the units had they known they could be injured. In September 2014, the Company entered into a master settlement agreement resolving all pending pre-close claims. Pursuant to the terms of the settlement agreement, the Company paid approximately $1.3 million, and additional amounts owed under the settlement were paid directly by the Company’s insurance providers. These amounts paid by the Company were recorded as an expense in discontinued operations during the fiscal quarter ended June 30, 2014. Remaining cold therapy claims include a putative consumer class of individuals who did not suffer physical harm following use of the devices, and an appeal of an adverse July 2012 California jury verdict and a post-close cold therapy claim pending in California state court. As of March 31, 2016, we have accrued $6.0 million for the July 2012 verdict and post-close cold therapy liabilities; however, actual liability could be higher or lower than the amount accrued. The putative class action is at an early stage and the Company currently cannot reasonably estimate the possible loss, or range of loss.

Charges incurred as a result of this indemnification are reflected as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

12. Share repurchase plan

The Company’s Board of Directors authorized a share repurchase plan in the fourth quarter of 2015, authorizing the purchase of up to $75 million of the Company’s common stock through and including September 2017. Under the program, common share repurchases are expected to consist primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, though the Company may also make repurchases through block trades or privately negotiated transactions. Repurchases may be made from cash on hand, cash generated from operations, and/or borrowings under the Company’s secured revolving credit facility. The program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. During the quarter ended March 31, 2016, the Company repurchased 676,259 shares of common stock for $26.5 million with an average price per share of $39.13 which were all retired upon repurchase. As of March 31, 2016, there was $37.0 million remaining under this share repurchase authorization. Between March 31, 2016 and April 25, 2016, the Company has made additional repurchases of 136,816 shares for an amount equal to $5.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the results of our operations which are based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. These discussions should be read in conjunction with our historical consolidated financial statements and related notes thereto and the other financial information included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

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

Our strategy in 2016 is built upon the following key objectives:

(i)

Sales Channel Expansion and Optimization – Our objective for 2016 is to increase revenue for each of our SBUs at a faster rate than their respective markets by growing and optimizing our sales force while expanding our product portfolio with new and innovative products. During the first quarter of 2016, we launched Forza PTC, a unique and proprietary technology that combines Polyetheretherketones (“PEEK”) and titanium into an interbody solution for the lumbar spine; the next generation of software to expand the use of our TruLok Hex system to extend the system to foot and ankle procedures; and several specialized instruments to simplify and improve procedures for our lateral and midline fusion product lines. We also expect in 2016 to launch our next generation bone growth stimulation products for the BioStim SBU; a novel hip fracture system for the Extremity Fixation SBU; and multiple new products in our Spine Fixation SBU, including the Forza® PTC™ and Pillar SA® PTC™ line of proprietary interbody products, significant enhancements to our Firebird® NXG pedicle screw system and Cetra™, a new anterior cervical plate.

(ii)

Improvement of Operating Margin – With our infrastructure improvement projects now nearing completion, we plan to focus on continuous improvement initiatives in all areas of the company to become more effective and efficient. We expect the resulting cost savings, coupled with absorption of fixed costs from an expected increase in net sales, to drive operating margins higher over the next four to six quarters.

(iii)

Investment in Clinical Research – In order to ensure the long-term success of our Company, we plan on continuing to invest significant resources in clinical research, particularly for our regenerative technologies. In 2016, we plan to initiate or continue work on a variety of clinical studies supporting both our existing products and to identify new indications for our PEMF technologies, such as for the treatment of rotator cuff injuries and knee osteoarthritis. Additionally, we also plan to continue to evaluate and initiate new pre-clinical and clinical studies throughout the year for our other businesses and technologies to drive long-term growth.

Business Segments

The table below presents net margin, which is defined as gross profit less sales and marketing expense, by SBU reporting segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2016	2015
BioStim	$16,411	$14,013
Biologics	6,104	5,944
Extremity Fixation	7,178	7,016
Spine Fixation	2,336	(529)
Corporate	(302)	(306)
Total net margin	$31,727	$26,138

As a % of net sales	32.2%	29.1%

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize pulsed electromagnetic field technology, which is supported by strong basic mechanism of action data in the scientific literature and as well as strong level one randomized controlled clinical trials in the medical literature.  Current research and clinical studies are also underway to identify potential new clinical indications.  This SBU uses distributors and sales representatives to sell its devices to hospitals, doctors and other healthcare providers, primarily in the U.S.

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

The following table presents certain items in our condensed consolidated statements of operations as a percent of total net sales for the periods indicated:

	Three Months Ended March 31,
	2016 (%)	2015 (%)

Net sales	100.0	100.0
Cost of sales	22.4	21.5
Gross profit	77.6	78.5
Operating expenses:
Sales and marketing	45.4	49.3
General and administrative	16.9	24.0
Research and development	7.8	6.5
Restatements and related costs	0.3	6.6
Operating income (loss)	7.2	(7.9)
Net income (loss)	3.9	(9.3)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Sales

The tables below present net sales by SBU reporting segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2016	2015	Reported Change	Constant Currency Change

BioStim	$41,044	$37,700	8.9%	8.9%
Biologics	14,094	13,961	1.0%	1.0%
Extremity Fixation	24,709	21,815	13.3%	20.9%
Spine Fixation	18,832	16,286	15.6%	15.8%
Total net sales	$98,679	$89,762	9.9%	11.8%

 Net sales increased by $8.9 million, or 9.9%, when compared the same period of the prior year. Excluding the impact of foreign currency, net sales increased by approximately $10.6 million, or 11.8%, when compared to the same period in the prior year.

Net Sales by SBU

Net sales in our BioStim SBU increased $3.3 million, or 8.9%, as compared to the same period in the prior year. This increase was primarily due to additional market penetration through our direct and distributor sales channels as the number of unique physicians increased in comparison to the prior year.

Net sales in our Biologics SBU increased $0.1 million, or 1.0%, as compared to the same period in the prior year. This increase was primarily driven by an expanded sales channel through additional distributors and was partially offset by additional competitors entering the market and low single digit pricing pressures.

Net sales in our Extremity Fixation SBU increased $2.9 million, or 13.3%, as compared to the same period in the prior year, despite a negative impact from foreign currency translation of $1.7 million. Excluding the impact of foreign currency, net sales for our Extremity Fixation SBU increased $4.6 million, or 20.9%, primarily driven by growth in the U.S. and Brazil as well as higher than expected international cash collections.

Net sales in our Spine Fixation SBU increased $2.5 million, or 15.6%, as compared to the same period in the prior year. This increase was primarily due to the expansion of the U.S. sales force, an uptake of new products launched in 2015, and higher than expected international cash collections.

Gross Profit

	Three Months Ended March 31,		Three Month Change
(U.S. Dollars, in thousands)	2016	2015	$	%

Net sales	$98,679	$89,762	$8,917	9.9%
Cost of sales	22,136	19,339	2,797	14.5%
Total gross profit	$76,543	$70,423	$6,120	8.7%

Gross profit improved for all SBUs when compared to the prior year. The increase in gross profit was primarily driven by the increase in net sales. Gross margin was 77.6% in the first quarter compared to 78.5% for the same period of the prior year. The decrease in gross margin was driven by the increased proportion of net sales of our fixation products, which have lower margins compared to our regenerative solutions.

Operating Expenses

	Three Months Ended March 31,		Three Month Change
(U.S. Dollars, in thousands)	2016	2015	$	%

Sales and marketing	$44,816	$44,285	$531	1.2%
General and administrative	16,718	21,569	(4,851)	-22.5%
Research and development	7,636	5,845	1,791	30.6%
Restatements and related costs	245	5,916	(5,671)	-95.9%
Total operating expenses	$69,415	$77,615	$(8,200)	-10.6%

Sales and Marketing Expense

Sales and marketing expense increased $0.5 million, or 1.2%, when compared to the same period in the prior year. This increase was primarily driven by increased commissions of $1.1 million due to greater sales in the first quarter of 2016 as compared to the prior year, and increased bad debt expense of $0.5 million, offset by a decrease in compensation and benefit costs, other than commissions, of $0.9 million due to a decrease in headcount. As a percent of net sales, sales and marketing expense was 45.4% and 49.3% in the first quarter of 2016 and 2015, respectively. The decrease in sales and marketing expense as a percentage of sales is driven by a decrease in commissions as a percentage of net sales and improved operating leverage of our fixed costs.

General and Administrative Expense

General and administrative expense, inclusive of amortization of intangible assets, decreased $4.9 million, or 22.5%, when compared to the same period in the prior year. The decrease was primarily driven by a decrease in professional fees and personnel costs of $3.9 million due to the Company’s internal control remediation efforts in 2015 and a decrease in spending of $1.2 million associated with Project Bluecore as certain initiatives have been completed. As a percent of net sales, general and administrative expense was 16.9% and 24.0% in the first quarter of 2016 and 2015, respectively.

Research and Development Expense

Research and development expense increased $1.8 million, or 30.6%, when compared to the same period in the prior year. This increase was primarily driven by a $1.3 million investment to expand the processing and storage capabilities of MTF, the supplier of our Trinity Evolution® and Trinity ELITE® tissue forms. As a percent of net sales, research and development expense was 7.8% and 6.5% in the first quarter of 2016 and 2015, respectively.

Restatements and Related Costs

As part of the restatements of our consolidated financial statements, the Company incurred $0.2 million of charges related to these activities as compared to $5.9 million for the same period in the prior year.  The costs incurred in the first quarter of 2016 are primarily continuing legal fees incurred as part of the SEC Investigation, resulting from the Original and Further Restatements.  The costs incurred in the first quarter of 2015 were related to our Further Restatement filed in March 2015 and legal costs from the resulting SEC investigation and class action complaint.

Non-operating Expenses

	Three Months Ended March 31,		Three Month Change
(U.S. Dollars, in thousands)	2016	2015	$	%

Interest expense, net	$(38)	$(272)	$234	-86.0%
Other income, net	1,833	691	1,142	165.3%
Total non-operating expenses	$1,795	$419	$1,376	328.4%

Interest Expense, Net

Interest expense, net was less than $0.1 million compared to interest expense, net of $0.3 million for the same period in the prior year. The decrease in interest expense was primarily driven by an increase in interest income of $0.2 million related to the eNeura Convertible Promissory Note, which was issued on March 4, 2015.

Other Income, Net

Other income, net was $1.8 million as compared to other income of $0.7 million for the same period in the prior year. The increase was primarily due to a gain of $1.8 million recognized due to the effect of foreign exchange transactions in the first quarter of 2016 as compared to a loss of $2.4 million in the first quarter of 2015, resulting in a net increase due to changes in foreign currency exchange rates of $4.2 million. This net increase due to changes in foreign currency exchange rates was offset by a $3.1 million gain on the sale of the Company’s Tempus™ Cervical Plate product line in 2015.

Income Taxes

	Three Months Ended March 31,		Three Month Change
(U.S. Dollars, in thousands)	2016	2015	$	%

Income tax expense from continuing operations	$(4,294)	$(964)	$(3,330)	345.4%
Effective tax rate	48.1%	-14.2%

We recognized income tax expense of $4.3 million and $1.0 million on continuing operations, which reflects an effective tax rate of 48.1% and (14.2%) on pre-tax income for the first quarter of 2016 and 2015, respectively. Excluding the impact of various discrete charges, the effective tax rate on continuing operations for the first quarter of 2016 and 2015 was 46.3% and (9.2)%, respectively. The principal factors affecting the Company’s March 31, 2016 effective tax rate were the Company’s mix of earnings among various tax jurisdictions, state taxes and current period losses in certain jurisdictions for which the Company does not currently receive a tax benefit.

Discontinued Operations

Net loss from discontinued operations was approximately $0.7 million as compared to net loss of $0.6 million for the same period in the prior year. The activity in discontinued operations is comprised of legal settlements and legal costs, net of income taxes, related to certain specified product liability matters related to our former subsidiary, Breg. We agreed to indemnify Breg and its purchaser with respect to such matters.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents at March 31, 2016, was $39.8 million compared to cash and cash equivalents of $63.7 million at December 31, 2015.

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2016	2015	Year Over Year Change

Net cash provided by operating activities	$4,424	$2,543	$1,881
Net cash used in investing activities	(7,399)	(15,563)	8,164
Net cash provided by (used in) financing activities	(21,500)	8,938	(30,438)
Effect of exchange rate changes on cash	658	(2,949)	3,607
Net increase in cash and cash equivalents	$(23,817)	$(7,031)	$(16,786)

Operating Activities

Net cash provided by operating activities is comprised of net income, non-cash items (including depreciation and amortization, provision for doubtful accounts, share-based compensation and deferred income taxes) and changes in working capital. Net income increased $12.3 million to net income of $3.9 million for the three months ended March 31, 2016, from net loss of $8.4 million for the comparable period in the prior year. Non-cash adjustments to reconcile net income (loss) to net cash provided by operating activities for the three months ended March 31, 2016 increased $3.6 million to $9.5 million compared to $5.9 million in the same period of 2015. Working capital accounts used $9.0 million of cash for the three months ended March 31, 2016, and provided $5.0 million for the three months ended March 31, 2015, specifically driven by trade accounts receivable, inventories, and trade accounts payable.

Investing Activities

Net cash used in investing activities decreased for the three months ended March 31, 2016 due to the purchase of debt securities in connection with the Option Agreement with eNeura of $15.3 million in the first quarter of 2015, offset by an increase in capital expenditures of $1.3 million, proceeds from the sale of assets of $4.8 million in the prior year, and an increase in our investment in Bone Biologics of $1.0 million in the first quarter of 2016.

Financing Activities

Net cash from financing activities decreased for the three months ended March 31, 2016 largely due to the repurchases of the Company’s stock under the share repurchase plan authorized by the Board of Directors. During the first quarter of 2016, the Company repurchased 676,259 shares for $26.5 million. During the three months ended March 31, 2016 and 2015, we also received proceeds of $4.7 million and $1.7 million, respectively, from the issuance of common stock.

Infrastructure Initiative

In 2014, we initiated project Bluecore to improve the reliability and efficiency of our systems, processes and reporting as well as drive down our overhead expenses. This project is planned to continue through 2016. In addition to re-implementing our Oracle ERP platform in the U.S. and Italy, we expect to improve supply chain management, simplify finance and accounting procedures and move to less manual processes with fewer redundancies throughout the company. Bluecore and other process improvement initiatives remain on schedule and on budget. For the three months ended March 31, 2016, the Company spent $3.5 million pursuant to this initiative, $2.5 million of which was capitalized.

Credit Facilities

There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Share Repurchase Plan

In August 2015, the Company’s Board of Directors authorized a share repurchase plan, authorizing the purchase of up to $75 million of the Company’s common stock through and including September 2017. Under the program, common share repurchases are expected to consist primarily of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, though the Company may also make repurchases through block trades or privately negotiated transactions. Repurchases may be made from cash on hand, cash generated from operations, and/or borrowings under the Company’s secured revolving credit facility. The program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. As of March 31, 2016, the Company had repurchased a cumulative total of 970,250 shares of common stock for $38.0 million under this authorization. Between March 31, 2016 and April 25, 2016, the Company has made additional repurchases of 136,816 shares for an amount equal to $5.8 million.

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

Off-balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational company, we are subject to certain market risks including foreign currency, interest rate, and concentration of credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases Made in the Quarter

Under our share repurchase plan, repurchases are being made from time to time in the open market based on market conditions, securities law limitations and other factors. The following table sets forth information with respect to shares of our common stock purchased by the Company during the first quarter of 2016.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased under Approved Stock Repurchase Program	Maximum Dollar Value of Shares Yet to be Purchased under Approved Stock Repurchase Program
January 2016	188,331	$38.84	188,331	$56,109,920
February 2016	256,407	$37.67	256,407	$46,451,667
March 2016	231,521	$40.99	231,521	$36,960,957
Total	676,259	$39.13	676,259	$36,960,957

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

10.1†

Amendment No. 5 to Matrix Commercialization Collaboration Agreement, entered into on March 10, 2016, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed March 14, 2016 and incorporated herein by reference).

10.2 *

First Amendment to Credit Agreement dated as of March 7, 2016 but effective as of February 29, 2016, among Orthofix Holdings, Inc. and Victory Medical Limited as borrowers, Orthofix International N.V. and certain subsidiaries of Orthofix International N.V. party thereto as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and JPMorgan Chase, N.A., as administrative agent.

10.3 *	Employment Agreement, effective as of August 1, 2013, by and between Orthofix, Inc. and Raymond Fujikawa.

10.4 *	Employment Agreement, effective as of April 15, 2015, by and between Blackstone Medical, Inc. and Robert Allen Goodwin II.

10.5 *	Employment Agreement, effective as of July 1, 2013, by and between Orthofix, Inc. and Bradley V. Niemann.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

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

ORTHOFIX INTERNATIONAL N.V.

Date: April 28, 2016	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer

Date: April 28, 2016	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer