Form 10-K
period 2016-12-31
ORTHOFIX INTERNATIONAL N V
filed 2017-02-27
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0-19961

ORTHOFIX INTERNATIONAL N.V.

(Exact name of registrant as specified in its charter)

Curaçao	98-1340767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Abraham de Veerstraat Curaçao	N/A
(Address of principal executive offices)	(Zip Code)

599-9-4658525

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	Nasdaq Global Select Market
(Title of Class)	(Name of Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 30, 2016, as reported by the Nasdaq Global Select Market, was approximately $767.8 million.

As of February 24, 2017, 17,946,539 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2016 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

Orthofix International N.V.

Form 10-K for the Year Ended December 31, 2016

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict, including the risks described in Part I, Item 1A, “Risk Factors”. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, to reflect new information, the occurrence of future events or circumstances or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I

Item 1.	Business

In this report, the terms “we,” “us,” “our,” “Orthofix,” “the Company” and “our Company” refer to the combined operations of Orthofix International N.V. and its consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a diversified, global medical device company focused on improving patients’ lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, Texas, we have four strategic business units (“SBUs”): BioStim, Biologics, Extremity Fixation and Spine Fixation. Our products are widely distributed by our sales representatives, distributors and subsidiaries. In addition, we are collaborating on research and development activities with leading clinical organizations such as Brown University, Sinai Hospital of Baltimore, Cleveland Clinic, Texas Scottish Rite Hospital for Children, and the Musculoskeletal Transplant Foundation (“MTF”).

We have administrative and training facilities in the United States (“U.S.”), Italy, Brazil, the United Kingdom (“U.K.”), France, Germany, and Puerto Rico and manufacturing facilities in the U.S. and Italy. We directly distribute products in the U.S., Italy, the U.K., Germany, France, Brazil, and Puerto Rico. In several of these and other markets, we also distribute our products through independent distributors.

Orthofix International N.V. was formed in 1987 and is a limited liability company operating under the laws of Curaçao. Our executive offices in Curaçao are located at 7 Abraham de Veerstraat, Curaçao.

Available Information and Orthofix Website

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Proxy Statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this report. Our Internet website is located at www.orthofix.com. Our SEC filings are also available on the SEC website at www.sec.gov.

Business Segments

We manage our business by our four SBUs: BioStim, Biologics, Extremity Fixation, and Spine Fixation, which accounted for 43%, 14%, 25%, and 18%, respectively, of our total net sales in 2016. The chart below presents net sales, which includes product sales and marketing service fees, by SBU for each of the years ended December 31, 2016, 2015, and 2014.

Financial information regarding our reportable business segments and certain geographic information is included in Part II, Item 7 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 15 to the Consolidated Financial Statements in Item 8 of this report.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for market-leading bone growth stimulation devices that enhance bone fusion. These class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, the safety and efficacy of which is supported by basic mechanism of action data in the scientific literature as well as published data from level one randomized controlled clinical trials.  We currently have research and clinical studies underway to identify potential clinical indications for treating odontoid fractures and osteoarthritis of the knee.  This SBU uses distributors and direct sales representatives to sell its devices to hospitals, healthcare providers, and patients.

BioStim Strategy

Our strategy for the BioStim SBU is to expand patient access to bone growth therapy devices that deliver noninvasive treatment for promoting healing in fractured bones and spinal fusions. Our key initiatives are:

•	Invest in basic science, clinical and evidence-based research to support broader indications for our stimulation products;
•	Invest in product development for next generation bone growth therapy technology; and
•	Expand patient access to our stimulation products through improved insurance coverage policies.

BioStim Products

The following table and discussion identify our principal BioStim products by trade name and describe their primary applications:

Product	Primary Application

CervicalStim	Pulsed electromagnetic field (“PEMF”) non-invasive cervical spinal fusion therapy used to enhance bone growth

SpinalStim	PEMF non-invasive lumbar spinal fusion therapy used to enhance bone growth

PhysioStim	PEMF non-invasive long bone healing therapy used to enhance bone growth in non-union factures

Spinal Therapy

Our bone growth therapy devices used in spinal applications are designed to enhance bone growth and the success rate of certain spinal fusions by stimulating the body’s own natural healing mechanism post-surgically. These non-invasive portable devices are intended to be used as part of a home treatment program prescribed by a physician.

We offer two spinal fusion therapy devices: the SpinalStim and CervicalStim devices. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. Research data shows that our PEMF signal induces mineralization and results in a process that stimulates new regeneration at the spinal fusion site. We have sponsored independent research at Cleveland Clinic, New York University and University of Medicine and Dentistry of New Jersey, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and efficacy of healing. From this effort, a total of six studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic, allowing for characterization and visualization of the Orthofix PEMF waveform, is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data, along with additional clinical data, could represent new clinical indication opportunities for our regenerative stimulation solutions.

Some spine fusion patients are at greater risk of not achieving a solid fusion of new bone around the fusion site. These patients typically have one or more risk factors such as smoking, obesity or diabetes, or their surgery involves the revision of a failed fusion or the fusion of multiple levels of vertebrae in one procedure. For these patients, post-surgical spinal fusion therapy has been shown to significantly increase the probability of fusion success. The SpinalStim device is a non-invasive spinal fusion stimulator system that has been commercially available in the U.S. since 1990. It is designed for the treatment of the lower thoracic and lumbar regions of the spine. The device uses proprietary technology and a wavelength to generate a PEMF signal. The U.S. Food and Drug Administration (the “FDA”) has approved the SpinalStim system as a spinal fusion adjunct to increase the probability of fusion success and as a non-operative treatment for salvage of failed spinal fusion at least nine months post-operatively.

Our CervicalStim product remains the only FDA-approved bone growth stimulator on the market indicated for use as an adjunct to cervical (upper) spine fusion surgery in patients at high-risk for non-fusion. The FDA approved this device in 2004, and it has been commercially available in the U.S. since 2005.

In January 2017, we announced the FDA and European Commission CE mark approval for our next-generation SpinalStim and CervicalStim bone growth stimulators. The CervicalStim and SpinalStim systems available in the U.S. will be accompanied by a new application for mobile devices called Stim onTrack. Designed for use with smartphones and other mobile devices, the Stim onTrack tool helps patients follow their prescription, including daily treatment reminders and a device usage calendar. The mobile app also includes a first-to-market feature that enables physicians to receive real-time data on how their patients are adhering to prescribed treatment protocols. The Stim onTrack app is free and available through the iTunes App Store. In addition to the app, the next-generation bone growth stimulators include patient enhancements aimed at improving fit, comfort and ease of use.

In late 2016, the North American Spine Society (“NASS”) issued first-of-its-kind coverage recommendations for electrical bone growth stimulators. These evidence-based coverage policy recommendations support the use of PEMF devices as an adjunct to spinal fusion surgery. The issued NASS coverage policy recommends the use of electrical stimulation for spinal fusion healing in all regions of the spine, including cervical and lumbar regions. Currently, Orthofix is the only company with a bone growth stimulator approved by the FDA as a noninvasive, adjunctive treatment option for cervical fusion. We expect the validation of PEMF electrical stimulation from this leading surgical society will further support our efforts to expand the availability and use of the therapy to the many patients who can benefit from it.

Orthopedic Therapy

Our PhysioStim bone healing therapy products use PEMF technology similar to that used in our spine stimulators. The primary difference is that the PhysioStim physical configuration is designed for use on long bones.

A bone’s regenerative power results in most fractures healing naturally within a few months. In certain situations, however, fractures do not heal or heal slowly, resulting in “non-unions.” Traditionally, orthopedists have treated such fracture conditions surgically, often by means of a bone graft with fracture fixation devices, such as bone plates, screws or intramedullary rods. These are examples of “invasive” treatments. Our patented bone healing therapy products are designed to use a low level of PEMF signals to activate the body’s natural healing process.

Our systems offer portability, rechargeable battery operation, integrated component design, patient monitoring capabilities and the ability to cover a large treatment area without factory calibration for specific patient application.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s regeneration tissue forms. Biologics markets its tissues primarily in the U.S. through a network of independent sales representatives to supply to hospitals and healthcare providers. Our partnership with MTF allows us to exclusively market the Trinity Evolution and Trinity ELITE tissue forms for musculoskeletal defects to enhance bony fusion.

Biologics Strategy

In order to drive further adoption and use of our products, our strategy for the Biologics SBU is to educate physicians, both directly and through our sales force, of the surgical and patient benefits of using our portfolio of regenerative tissues and products to augment their surgical procedures and results. Our key initiatives are:

•	Continue to focus our sales and marketing efforts on the Trinity ELITE tissue form and leverage its market acceptance;
•	Enhance and expand our distribution network through an increase in distributor partners in underpenetrated U.S. markets;
•	Expand the accepted utilization of the Trinity ELITE tissue form in additional surgical applications; and
•	Invest in and accelerate new tissue development projects with MTF.

Biologics Products

The following table and discussion identify our principal Biologics products by trade name and describe their primary applications:

Product	Primary Application

AlloQuent Structural Allografts

Interbody devices made of cortical bone (or cortical-cancellous grafts) that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc during a spinal fusion procedure

Trinity ELITE	A fully moldable allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

Trinity Evolution	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

VersaShield	A thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands

Collage Synthetic Osteoconductive Scaffold	A synthetic bone void filler

The regenerative solutions offered as part of the Biologics SBU’s portfolio include solutions for a variety of musculoskeletal defects used in spinal and extremity orthopedic procedures.

Regenerative Solutions

The premier biologics tissues we market include the Trinity ELITE and Trinity Evolution tissue forms, which are cortical cancellous allografts that contain viable cells and are used during surgery in the treatment of musculoskeletal defects for bone reconstruction and repair. These allografts are intended to offer a viable alternative to an autograft procedure as harvesting autograft has been shown to add risk of an additional surgical procedure and related patient discomfort in conjunction with a repair surgery.

To provide structural support and facilitate bone growth in spine fusion procedures, we offer a full line of AlloQuent allograft structural spacers derived from human cadaveric bone. These spacers are used to restore the height lost between vertebral bodies when discs are removed in fusion procedures and to facilitate spine fusion.

We offer the Collage product as an osteoconductive scaffold and a bone graft substitute product. The product is a combination synthetic bone graft substitute comprised of beta tri-calcium phosphate and type 1 bovine collagen.

We also market the VersaShield tissue form, a thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands. Amniotic tissue forms derived from donated human placenta are used in a wide variety of applications and are valued for their healing properties, scar reduction and anti-adhesion characteristics. The VersaShield tissue is derived from the human placental layers amnion and chorion; these thin elastic membranes allow the tissue to conform to the surface of the surgical site.

We receive marketing fees through our collaboration with MTF for the Trinity Evolution, Trinity ELITE, and VersaShield tissues. MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. We have exclusive worldwide rights to market the Trinity Evolution and Trinity ELITE tissue forms. We market the VersaShield tissue under a private label brand via a non-exclusive marketing agreement for the tissue form.

To date, our Biologics products are offered primarily in the U.S. market due in part to restrictions on providing U.S. human donor tissue in other countries.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and healthcare providers.

Extremity Fixation Strategy

Our strategy for the Extremity Fixation SBU is to continue to provide highly valued external and internal temporary to definitive fixation devices used in fracture repair, deformity correction and bone reconstruction. Our key initiatives are:

•	Continue to focus our sales efforts on driving adoption of TL-HEX TrueLok Hexapod System and Galaxy Fixation System product lines;
•	Develop and acquire premium products for temporary fixation, deformity correction, pediatric applications and foot and ankle procedures; and
•	Increase global acceptance and use of our products through education and sales force expansion.

Extremity Fixation Products

The following table and discussion identify our principal Extremity Fixation products by trade name and describe their primary applications:

Product	Primary Application

Fixator	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus, XCaliber and Gotfried P.C.C.P

Eight-Plate Guided Growth System	Treatment for bowed legs or knock knees of children

LRS Advanced Limb Reconstruction System	External fixation for limb lengthening and corrections of deformity

TrueLok	Ring fixation system for limb lengthening and deformity correction

TL-HEX TrueLok Hexapod System(“TL-HEX”)	Hexapod external fixation system for trauma and deformity correction with associated software

Galaxy Fixation System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps

PREFIX and PREFIX 2	External fixation range for temporary fixation of fractures in trauma

VeroNail Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Cemex	Bone cement

Product	Primary Application

OSCAR	Ultrasonic bone cement removal

Centronail Ankle Compression Nailing System (“ACN”)	An extension of the Centronail range of intermedullary nails

Ankle Hindfoot Nail (“AHN”)	A differentiated solution for hindfoot fusions

Contours Lapidus Plating System (“LPS”)	A plate design contoured specifically for a tarsometatarsal (“TMT”) fusion

Contours PHP Proximal Humeral Plate (“PHP”)	An innovative plating solution for fraction fixation of the proximal humerus

Contours VPS Volar Plating System III	The 3rd generation of plates to treat distal radius fractures

We provide internal and external fixation solutions for extremity repair and deformity correction, both for adults and children. Our fracture repair products consist of fixation devices designed to stabilize a broken bone until it can heal. With these devices, we can treat simple and complex fracture patterns along with achieving deformity corrections.

External Fixation

External fixation devices are used to stabilize fractures from outside the skin with minimal invasion into the body. These fixation devices use screws that are inserted into the bone on either side of the fracture site, to which the fixator body is attached externally. The bone segments are aligned by manipulating the external device using patented ball joints and, when aligned, are locked in place for stabilization. External fixation may also be used as temporary devices in complex trauma cases to stabilize the fracture prior to treating it definitively. We believe external fixation is among the most minimally invasive surgical options for fracture management. Also, we believe external fixation is the ideal treatment option for highly complex fractures, patients who have fractures close to joints, or patients with known risk factors or co-morbidities.

The LRS Advanced Limb Reconstruction System uses callus distraction to lengthen bone in a variety of procedures, including monofocal lengthening and corrections of deformity. Its multifocal procedures include bone transport, simultaneous compression and distraction at different sites, bifocal lengthening and correction of deformities with shortening. In 2009, improvements on size, flexibility and ease of use were implemented for the release of the LRS Advanced Limb Reconstruction System.

The Galaxy Fixation System, which was released in 2012, incorporates a streamlined combination of clamps with both pin-to-bar and bar-to-bar coupling capabilities that provide a complete range of applications and reduce inventory. It also includes specific units for the elbow, shoulder and wrist. While the rigidity and stability allows for use in definitive fixation, the design also addresses the need for rapid stabilization for temporary fixation in large trauma centers.

The TrueLok Ring Fixation System is a surgeon-designed, lightweight external fixation system for limb lengthening and deformity correction. In essence, a ring fixation construct consists of circular rings and semi-circular external supports centered on the patient’s limb and secured to the bone by crossed, tensioned wires and half pins. The rings are connected externally to provide stable bone fixation. The main external connecting elements are threaded rods, linear distractors, or hinges and angular distractors, which allow the surgeon to adjust the relative position of rings to each other. The ring positions are manipulated either acutely or gradually in precise increments to perform the correction of the deformity, limb lengthening, or bone segment transportation as required by the surgeon. Created with pre-assembled function blocks, the TrueLok is a simple, stable, versatile ring fixation system.

Building on the TrueLok brand, the TL-HEX TrueLok Hexapod System was released in 2012 in international markets and in 2015 in the U.S. TL-HEX is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok frame. The system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings’ position is adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All the basic components from the TrueLok Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates as well as other assembly components and instrumentation) can be utilized with TL-HEX; therefore, external supports from both systems can be connected to each other when building fixation blocks.

Another one of our external fixation devices is the XCaliber fixator, which is made from a lightweight radiolucent material and provided in three configurations to cover long bone fractures, fractures near joints and ankle fractures. The radiolucency of XCaliber fixators allows X-rays to pass through the device and provides the surgeon with improved X-ray visualization of the fracture and alignment. These three configurations cover a broad range of fractures. The XCaliber fixators are provided pre-assembled in sterile kits to decrease time in the operating room.

Our proprietary XCaliber bone screws are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue and improves bone grip. Other screws in this proprietary line do not include the hydroxyapatite coating, but offer different advantages such as patented thread designs for better adherence in hard or poor quality bone. We believe we have a full line of bone screws to meet the demands of the market. Adding to the XCaliber bone screw product line are also cylindrical screws first released for the US market and which we expect will be following in international markets. The type of screw is geared towards the trauma applications of the Galaxy Fixation System.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone that requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arm or leg (e.g., humerus, femur or tibia). Alternatively, a plate is attached by screws to an area such as a broken wrist, hip or foot. Examples of our internal fixation devices include:

•

The Centronail Titanium Nailing System, which is designed to stabilize fractures in the femur, tibia, supracondylar and humerus. Its main advantages are it is made of titanium, offers improved mechanical distal targeting and instrumentation and has a design that requires significantly less inventory.

•	The Ankle Hindfoot Nail from Orthofix, which is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails.
•

The VeroNail product, which marks Orthofix’s entry into the intramedullary hip nailing market. Designed for use in hip fractures, the product provides a minimally-invasive screw and nail design intended to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

•

The Contours LPS (Lapidus Plating System), which is sold in the U.S. and is intended for the correction of moderate to severe forefoot hallus valgus (HV), accompanying bunions and associated instability. The Lapidus Plating System consists of plates, screws and instrumentation. The anatomical plates are low-profile, titanium, (left and right) designed specifically for 1st metatarsocuneiform joint arthrodesis allowing compression across the joint achieved through a delta-shaped hole and compression screws. Lapidus Plating System screws are titanium, low-profile and self-tapping, and include locking, non-locking, and bone compression screws in a variety of lengths.

In addition to treating bone fractures, we also design, manufacture and distribute devices intended to treat congenital bone conditions, such as angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma. An example of a product offered in this area is the Eight-Plate Guided Growth System.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.

Spine Fixation Strategy

Our strategy for the Spine Fixation SBU is to accelerate the sales pace of our portfolio of surgical products that allow physicians to successfully treat a variety of spinal conditions. Our key initiatives are:

•	Continue to expand U.S. sales force coverage, engagement and exclusivity; and
•	Increase our new product introduction pace through product acquisitions, licensing agreements, and a more streamlined and productive new product development process.

Spine Fixation Products

The following table and discussion identify our key Spine Fixation products by trade name and describe their primary applications:

Product	Primary Application

Hallmark Anterior Cervical Plate System	A cervical plating system implanted during anterior cervical spine fusion procedures

Ascent LE Posterior Occipital Cervico-Thoracic (“POCT”) System	A system of pedicle screws and rods implanted during a posterior spinal fusion procedure involving the stabilization of several degenerated or deformed cervical vertebrae

CONSTRUX Mini PEEK / Titanium Composite (“PTC”) Spacer System	A cervical interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a Polyetheretherketones (“PEEK”) core to maintain imaging characteristics

PILLAR PL & TL PEEK Vertebral Body Replacement (“VBR”) System	Interbody devices for Posterior Lumbar Interbody Fusion (“PLIF”) and Transforaminal Lumbar Interbody Fusion (“TLIF”) procedures

FORZA Spacer System	Interbody devices for PLIF and TLIF procedures

FORZA PTC Spacer System	A posterior lumbar interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a Polyetheretherketones (“PEEK”) core to maintain imaging characteristics

PILLAR SA PTC PEEK Spacer System	A standalone ALIF lumbar interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics

Firebird / Firebird NXG Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

Firebird Deformity Correction System	An extension to the Firebird Spinal Fixation System that provides additional instrument and implant options for complex thoracolumbar spine procedures

Phoenix Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird Spinal Fixation System designed to be implanted during a posterior thoracolumbar spine fusion procedure

JANUS Midline Fixation Screw

An addition to the Firebird Spinal Fixation System designed to achieve more cortical bone purchase in the medial to lateral trajectory when compared to traditional pedicle screws and provides surgeons with the option of a midline approach

Samba-Screw System	A minimally invasive screw system that is intended for fixation of sacroiliac joint disruptions in skeletally mature patients

LONESTAR Cervical Stand Alone (“CSA”)

A stand-alone spacer system designed to provide the biomechanical strength to a tradition or minimal invasive Anterior Cervical Discectomy and Fusion (“ACDF”) procedure with less disruption of patient anatomy and preserve the anatomical profile

SKYHAWK Lateral Interbody Fusion System & Lateral Plate System

Provides a complete solution for the surgeon to perform a Lateral Lumbar Interbody Fusion, an approach to spinal fusion in which the surgeon access the intervertebral disc space using a surgical approach from the patient’s side that disturbs fewer structures and tissues

CENTURION Posterior Occipital Cervico-Thoracic (“POCT”) System	A multiple component system comprised of a variety of non-sterile, single use components made of titanium alloy or cobalt chrome that allow the surgeon to build a spinal implant construct

Spinal Repair Solutions

We provide a wide array of implants designed for use primarily in cervical, thoracic and lumbar fusion surgeries. These implants are made of either metal or a thermoplastic compound called Polyetheretherketones (“PEEK”). The majority of the implants that we offer are made of titanium metal. This includes the 3°, Reliant and Hallmark cervical plates. Additionally, the Spinal Fixation System (“SFS”), the Firebird Spinal Fixation System, the Phoenix Minimally Invasive Spinal Fixation System, the Ascent, Ascent LE, and the Centurion POCT Systems are sets of rods, cross connectors and screws which are implanted during posterior fusion procedures. The Firebird Modular and pre-assembled Spinal Fixation System is designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with our product ProView MAP System. To complement our plate and screw based fixation options we offer an entire portfolio of cervical and thoracolumbar PEEK interbody devices within our Pillar and Forza product lines.  This interbody portfolio includes two stand-alone devices, Lonestar and Pillar SA, as well as the Construx Mini PTC system, a novel titanium composite spacer which offers a superior alternative to other plasma spray coated options currently available on the market.  We also offer specialty plates and screws that are used in less common procedures, and as such, are not manufactured by many device makers. These specialty implants include the New Bridge Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, the Samba-Screw System used in sacroiliac joint fixation, as well as the Unity plate which is used in anterior lumbar fusion procedures.

Product Development

Our research and development departments are responsible for new product development. Our primary research and development facilities are located in Verona, Italy and Lewisville, Texas. We work with leading hospital research institutions as well as with physicians and other consultants on the long-term scientific planning and evolution of our products and therapies.

We maintain interactive relationships with spine and orthopedic centers in the U.S. and Europe, including research and clinical organizations such as Brown University, Sinai Hospital of Baltimore, Cleveland Clinic, Texas Scottish Rite Hospital for Children, and MTF. Several of the products that we market have been developed through these collaborations. In addition, we periodically receive suggestions for new products and product enhancements from the scientific and medical community, some of which result in Orthofix entering into assignment or license agreements with physicians and third parties. We also receive occasional requests for the production of customized items, some of which have resulted in new products. We believe our policy of accommodating such requests enhances our reputation in the medical community.

In 2016, 2015 and 2014 we incurred $28.8 million, $26.4 million and $25.0 million, respectively, of research and development expense.

Patents, Trade Secrets, Assignments and Licenses

We rely on a combination of patents, trade secrets, assignment and license agreements, and non-disclosure agreements to protect our proprietary intellectual property. We own numerous U.S. and foreign patents, have numerous pending patent applications and have license rights under patents held by third parties. Our primary products are patented in the major markets in which they are sold. No assurance can be giving that pending patent applications will result in issued patents, that patents issued or assigned to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage or protection. Third parties might also obtain patents that would require assignments to or licensing by us to conduct our business. We rely on confidentiality and non-disclosure agreements with key employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology.

We obtain assignments or licenses of varying durations for certain of our products from third parties. We typically acquire rights under such assignments or licenses in exchange for lump-sum payments or arrangements under which we pay a percentage of sales to the licensor. However, while assignments or licenses to us generally are irrevocable, no assurance can be given that these arrangements will continue to be made available to us on terms that are acceptable to us, or at all. The terms of our license and assignment agreements vary in length from a specified number of years to the life of product patents or the economic life of the product. These agreements generally provide for royalty payments and termination rights in the event of a material breach.

Corporate Compliance and Ethics Program

It is a fundamental policy of our Company to conduct business in accordance with the highest ethical and legal standards. We have a comprehensive compliance and ethics program, which is overseen by our Chief Ethics and Compliance Officer who reports directly to our Chief Executive Officer. The program is intended to promote legal compliance and ethical business practices throughout our domestic and international businesses. It is designed to meet U.S. Sentencing Commission Guidelines for effective organizational compliance and ethics programs and to prevent and detect violations of applicable federal, state and local laws. Key elements of the program include:

•	Organizational oversight by senior-level personnel responsible for the compliance function within our Company;
•	Written standards and procedures, including a Corporate Code of Conduct;
•	Methods for communicating compliance concerns, including anonymous reporting mechanisms;
•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action;
•	Compliance education and training for employees and contracted business associates;
•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness;
•	Disciplinary guidelines to enforce compliance and address violations;
•	Exclusion lists screening of employees and contracted business associates; and
•	Risk assessments to identify areas of compliance risk.

Government Regulation

Classification and Approval of Products by the FDA and other Regulatory Authorities

Our research, development and clinical programs, and our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to the Federal Food, Drug, and Cosmetic Act and the Public Health Services Act as implemented and enforced by the FDA. The regulations that cover our products and facilities vary widely from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, each medical device we commercially distribute in the U.S. is covered by either premarket notification (“510(k)”) clearance, letter to file, approval of a premarket approval application (“PMA”), or some other approval from the FDA. The FDA classifies medical devices into one of three classes, which generally determine the type of FDA approval required. Devices deemed to pose low risk are placed in class I, while devices that are considered to pose moderate risk are placed in class II devices deemed to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a device that previously received 510(k) clearance (as described below), are placed in class III. Our Spine Fixation and Extremity Fixation products are, for the most part, class II devices and our BioStim bone growth therapy products are classified as class III by the FDA, and have been approved for commercial distribution in the U.S. through the PMA process.

Our Biologics SBU markets tissue for bone repair and reconstruction under the brand names Trinity Evolution and Trinity ELITE, our allogeneic bone matrices comprised of cancellous bone containing viable stem cells and a demineralized cortical bone component. These allografts are regulated under FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device or as a biologic or as a drug. The Biologics SBU also distributes certain surgical implant products known as “allograft” products that are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. These tissues are regulated by the FDA as minimally-manipulated tissue and covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers of the Trinity Evolution, Trinity ELITE and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a description of these risks, see Item 1A Risk Factors.

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

Accreditation Requirements

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

In addition, our subsidiary Orthofix Inc. has been accredited by the Accreditation Commission for Health Care, Inc. (“ACHC”) for medical supply provider services with respect to durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”). ACHC, a private, not-for-profit corporation, which is certified to ISO 9001:2000 standards, was developed by home care and community-based providers to help companies improve business operations and quality of patient care. Although accreditation is generally a voluntary activity where healthcare organizations submit to peer review their internal policies, processes and patient care delivery against national standards, the Centers for Medicare and Medicaid Services (“CMS”) required DMEPOS suppliers to become accredited. By attaining accreditation, Orthofix Inc. has demonstrated its commitment to maintain a higher level of competency and strive for excellence in its products, services, and customer satisfaction.

Certain Other Product and Manufacturing Regulations

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and governmental prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Adverse Event Reporting regulations, which require that manufacturers report to the FDA and other foreign governmental agencies if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

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

Moreover, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices. Our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations.

Third-Party Payor Requirements

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. Also, non-government third-party payors are increasingly challenging the medical necessity and prices paid for our products and services. The Medicare program is expected to continue to implement a new payment mechanism for certain DMEPOS items via the implementation of its competitive bidding program. Bone growth stimulation products are currently exempt from this competitive bidding process.

Laws Regulating Healthcare Fraud and Abuse; State Healthcare Laws

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

Laws Protecting the Confidentiality of Health Information

In addition, U.S. federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information such as medical records, and restrict the use and disclosure of that protected information. At the federal level, the Department of Health and Human Services promulgates health information privacy and security rules under HIPAA. These rules protect health information by regulating its use and disclosure, including for research and other purposes. Failure of a HIPAA “covered entity” to comply with HIPAA regarding such “protected health information” could constitute a violation of federal law, subject to civil and criminal penalties. Covered entities include healthcare providers (including certain of those that sell devices or equipment) that engage in particular electronic transactions, including, as we do, the transmission of claims to health plans. Consequently, health information that we access, collect, analyze, and otherwise use and/or disclose includes protected health information that is subject to HIPAA. As noted above, many state laws also pertain to the confidentiality of health information. Such laws are not necessarily preempted by HIPAA in particular those state laws that afford greater privacy protection to the individual than HIPAA. These state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

Physician Payments Sunshine Provision of the Affordable Care Act

The Physician Payments Sunshine Provision of the Affordable Care Act (Section 6002), which was enacted in 2010 and became subject to final CMS rules in 2013, requires public disclosure to the United States government of payments to physicians and teaching hospitals, including in-kind transfers of value such as gifts or meals. The Act also provides penalties for non-compliance. The Act requires that we file an annual report on March 31st of a calendar year for the transfers of value incurred for the prior calendar year. Non-compliance is subject to civil monetary penalties.

Sales, Marketing and Distribution

General Trends

We believe that demographic trends, principally in the form of a better informed, more active and aging population in the major healthcare markets of the U.S., Western Europe and Japan, together with opportunities in emerging markets such as the Asia-Pacific Region and Latin America, as well as our focus on innovative products, will continue to have a positive effect on the demand for our products.

Strategic Business Units

Our revenues are generated from the sales of products in our four SBUs: BioStim, Biologics, Extremity Fixation, and Spine Fixation. See the chart below for the distribution of sales between each of our SBUs for each of the years ended December 31, 2016, 2015, and 2014.

Sales, Marketing and Distributor Network

We have a broad distribution network comprised of direct sales representatives and distributors. This established distribution network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in over 70 countries.

In our largest market, the U.S., our sales, marketing and distribution network is comprised of several sales forces addressing different business units. A hybrid distribution network of direct sales representatives and independent distributors sells products in our BioStim SBU, while primarily independent distributors sell products in our Biologics, Extremity Fixation and Spine Fixation SBUs.

Outside the U.S., we employ direct sales representatives and contract with independent distributors. In order to provide support to our independent distribution network, we have sales and marketing specialists who regularly visit independent distributors to provide training and product support.

Marketing and Product Education

We market and sell our products principally to physicians, hospitals, integrated health delivery systems and other purchasing organizations.

We support our sales force through specialized training workshops in which physicians and sales specialists participate. We also produce marketing and training materials, including materials outlining surgical procedures, for our customers, sales force and distributors in a variety of languages using printed, video and multimedia formats.

To provide additional advanced training for physicians, consistent with the AdvaMed Code of Ethics (“AdvaMed Code”) and the MedTech Europe Code of Ethical Business Practice (“MedTech Code”), we organize regular multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America and in Lewisville, Texas. In recent years, thousands of surgeons from around the world attended these product education seminars, which included a variety of lectures from specialists as well as demonstrations and hands-on workshops.

Competition

Our bone growth therapy products, which are part of our Biologics and BioStim SBUs, compete principally with similar products marketed by Zimmer Biomet, Inc.; DJO Global; and Bioventus. The Spine Fixation and Biologics HCT/P products we market compete with products marketed by Medtronic, Inc.; DePuy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer Biomet, Inc.; NuVasive, Inc.; Globus Medical Inc.; and various smaller public and private companies. For Extremity Fixation devices, our principal competitors include DePuy Synthes; Zimmer Biomet, Inc.; Stryker Corp.; and Smith & Nephew plc.

We believe we enhance our competitive position by focusing on product features such as ease of use, versatility, cost and patient acceptability. We attempt to avoid competing based solely on price. Overall cost and medical effectiveness, innovation, reliability, after-sales service and training are the most prevalent methods of competition in the markets for our products, and we believe we compete effectively.

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation and orthopedic products, and subcontract the manufacture of a substantial portion of the component parts. We design and develop our spinal implant and AlloQuent Allograft HCT/Ps and subcontract the manufacture of a significant portion of our parts and instruments. Through subcontracting a portion of our manufacturing, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education and marketing as well as quality assurance standards. Although certain of our key raw materials are obtained from a single source, we believe alternate sources for these materials are available. Further, we believe an adequate inventory supply is maintained to avoid product flow interruptions. We have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

The Trinity Evolution and Trinity ELITE HCT/Ps, for which we have exclusive marketing rights, are allograft tissue forms that are supplied to customers by MTF in accordance with orders received directly from us. MTF sources, processes and packages the tissue forms and is the sole supplier of the Trinity Evolution and Trinity ELITE HCT/Ps to our customers.

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

Employees

At December 31, 2016, we had 938 employees worldwide. Of these, 632 were employed in the U.S. and 306 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 181 at December 31, 2016, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe we have good relations with our employees.

eNeura Debt Security

On March 4, 2015, we entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provided us with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option, which expired in September 2016 without us exercising the Option. In consideration for the option, (i) we paid a non-refundable $0.3 million fee to eNeura, and (ii) we loaned eNeura $15 million pursuant to a convertible, secured Promissory Note (the “eNeura Note”) that was issued to us. The principal amount of the eNeura Note is $15.0 million and interest accrues at 8.0%. The eNeura Note will mature on March 4, 2019 and interest is due when the eNeura Note matures, provided that if a change in control of eNeura (generally defined as a third-party acquisition of fifty percent or more of eNeura’s voting equity or all or substantially all of eNeura’s assets) occurs prior to the maturity date, the eNeura Note will automatically convert into preferred stock of eNeura. The investment is recorded in other long-term assets as an available for sale debt security and interest is recorded in interest income. For additional discussion see Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

Risks Related to our Legal and Regulatory Environment

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. As has occurred in several years prior, including in connection with our prior restatements of financial statements, these evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could harm our financial condition and operating results, and could result in a loss of investor confidence and a decline in our stock price.

If we fail to comply with the terms of our Corporate Integrity Agreement (and a related term of probation) we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

On June 6, 2012, in connection with our settlement of a U.S. government investigation and related qui tam complaint related to our bone growth therapy business, and our settlement of a U.S. government investigation and related qui tam complaint related to Blackstone Medical, Inc. (“Blackstone”), we entered into a five-year corporate integrity agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”). The CIA requires that we continue to maintain, during the term of the CIA, a compliance program designed to promote compliance with federal healthcare and FDA requirements.  The CIA requires that we conduct certain compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.  We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. The CIA provides that in the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution and subject to other monetary penalties, each of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have previously settled violations of the Foreign Corrupt Practices Act and any future violations could further subject us to adverse consequences.

In 2013, we self-reported to the U.S. Department of Justice (the “DOJ”) and the SEC an internal investigation of improper payments by our Brazilian subsidiary, Orthofix do Brasil Ltda., regarding non-compliance by such subsidiary with the Foreign Corrupt Practices Act (the “FCPA”).  This followed a prior matter that we self-reported to the DOJ and SEC in 2011, and settled in 2012, involving FCPA-related non-compliance by our then Mexican subsidiary, Promeca S.A. de C.V.  In January 2017 we consented to a cease-and-desist order with the SEC to settle the Brazil-related violations, pursuant to which we agreed to pay approximately $6.1 million in disgorgement and penalties, and agreed to retain an independent compliance consultant for one year to review and test our FCPA compliance program.

The FCPA and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The FCPA also imposes accounting standards and requirements on U.S. publicly traded entities and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws.

In connection with our self-reported FCPA violations, we instituted extensive remediation measures, including terminating employees, as well as relationships with third-party representatives and distributors, conducting a global review of our anti-corruption and anti-bribery program, implementing regular audits of our third-party distributors and sales agents and developing and implementing new global accounting policies to provide further structure and guidance to foreign subsidiaries, establishing an internal audit function, expanding our Compliance department in both number and quality of personnel, and implementing enhanced anti-corruption compliance training for employees and certain third parties.  However, notwithstanding these efforts to make FCPA-related compliance a priority, our compliance policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or agents.

Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities, disgorgement and other remedial measures, disruptions of our operations, and significant management distraction. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities. Any reduction in international sales, or our failure to further develop our international markets, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to federal and state healthcare fraud and abuse laws, and could face substantial penalties if we are determined not to have fully complied with such laws.

Healthcare fraud and abuse regulation by federal and state governments impact our business. Healthcare fraud and abuse laws potentially applicable to our operations include:

•

the federal Anti-Kickback Statute, which prohibits knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);

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

Our products are sold either directly by us or by independent sales representatives to customers or to our independent distributors and purchased by hospitals, healthcare providers, and patients. These products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid and Tricare, or private insurance plans and healthcare networks. Major third-party payors for medical services in the U.S. and internationally continue to work to contain health care costs and are increasingly challenging the policies and the prices charged for medical products and services. Any medical policy developments that eliminate, reduce or materially modify coverage of our reimbursement rates for our products could have an impact on our ability to sell our products. In addition, third-party payors may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. These policies and criteria may be revised from time-to-time.

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

As required by law, CMS has continued efforts to implement a competitive bidding program for selected durable medical equipment, prosthetic, orthotic supplies (“DMEPOS”) items paid for by the Medicare program. In this program, Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Bone growth stimulation products are currently exempt from this competitive bidding process. We cannot predict which products from any of our businesses may ultimately be affected or whether or when the competitive bidding process may be extended to our businesses. There can be no assurance that the implementation of the competitive bidding program will not have an adverse impact on the sales of some of our products.

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

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether, in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition, results of operations or cash flows. The process of obtaining FDA clearance and other regulatory clearances or approvals to develop and market a medical device can be costly and time-consuming, and is subject to the risk that such approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification, or to reclassify an HCT/P, either of which could materially adversely impact our ability to market or sell our devices. For example, the FDA included Class III bone growth stimulator products in its 2015 strategic priority work plan, as part of a list of 21 product categories it would review for possible down classification.  Shortly after the issuance of the work plan, the Company, together with other manufacturers of bone growth stimulator products, submitted a public comment letter opposing the possible down classification. The FDA did not respond to the comment letter and has not taken any action with respect to the bone growth stimulator product category since publication of the 2015 work plan. If a down classification were to occur and new entrants to the market were able to create technology with comparable efficacy to our devices, our BioStim SBU could face additional competition, which could negatively affect its future sales.

In addition, we may be subject to compliance actions, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or off-label uses, or if the FDA challenges one or more of our determinations that a product modification did not require new approval or clearance by the FDA. Device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses are false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant administrative obligations and costs, and potential penalties from, and/or agreements with, the federal government.

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

The impact of the Affordable Care Act and other United States healthcare reform legislation on us remains uncertain.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. The ACA is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. Among other things, the ACA:

•	requires certain medical device manufacturers to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices; this excise tax is currently suspended until 2018;
•	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
•

implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

•	establishes an Independent Payment Advisory Board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

The 2016 federal elections are likely to result in significant changes in and uncertainty with respect to implementation of the ACA and related regulations and policies, including possible repeal and replacement of the ACA.   We cannot predict with any certainty the content, timing or effect of any legislation, regulations or policies seeking to amend, repeal and/or replace the ACA.    However, it is possible that such legislation could adversely affect our business, cash flows, financial condition and/or results of operations.

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

Risks Related to our Business and Industry

Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if a group purchasing organization or similar entity excludes us from being a supplier.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have been launched by legislators, regulators and third-party payors to curb these costs. As a result, there has been a consolidation trend in the healthcare industry to create larger companies, including hospitals, with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and may continue to become more intense. This has resulted and may continue to result in greater pricing pressures and the exclusion of certain suppliers from important markets as group purchasing organizations (“GPOs”), independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions. If a GPO were to exclude us from their supplier list, our net sales could be adversely impacted. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, which may exert further downward pressure on the prices of our products.

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

Our ability to market our BioStim, Biologics, Extremity Fixation and Spine Fixation products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, physicians, other healthcare providers and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers and patients.

Our allograft and mesenchymal stem cell allografts could expose us to certain risks that could disrupt our business.

Our Biologics business markets allograft tissues that are derived from human cadaveric donors, and our ability to market the tissues depends on our supplier continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. The allograft tissues are regulated under the FDA’s HCT/P regulatory paradigm and not as a medical device or as a biologic or drug. There can be no assurance that the FDA will not at some future date re-classify the allograft tissues, and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional post-market regulatory requirements.

We may not be able to successfully introduce new products to the market, and market opportunities that we expect to develop for our products may not be as large as we expect.

During 2016, we continued to make improvements in revenues related to several new products we introduced to the market over the past three years, including the TL-HEX TrueLok Hexapod System, Galaxy Fixation System, Firebird NXG Spinal Fixation System, FORZA PTC Spacer System, Samba-Screw System, LONESTAR CSA, SKYHAWK Lateral Interbody Fusion System & Lateral Plate System, and CENTURION POCT System, among others. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

Growing our business requires that we properly educate and train physicians regarding the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products.

Acceptance of our products depends in part on our ability to (i) educate the medical community as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products compared to alternative products, procedures and therapies, and (ii) train physicians in the proper use and implementation of our products. We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages using printed, video and multimedia formats. To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the MedTech Code, we organize monthly multilingual teaching seminars in multiple locations. However, we may not be successful in our efforts to educate the medical community and properly train physicians. If physicians are not properly trained, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. In addition, a failure to educate the medical community regarding our products may impair our ability to achieve market acceptance of our products.

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

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. An expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, we recently upgraded our financial reporting system and other information technology systems as part of our infrastructure initiative, Project Bluecore. These and any other upgrades to our systems and information technology, or new technology, now and in the future, require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our cash flows, operating results and financial condition.

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

We contract with third-party manufacturers to produce many of our products, like many other companies in the medical device industry. If we or any such manufacturer fails to meet production and delivery schedules, it can have an adverse impact on our ability to sell such products. Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects and other similar events can delay production and inhibit our ability to bring a new product to market in timely fashion. For example, the supply of the Trinity Evolution and Trinity ELITE allografts are derived from human cadaveric donors, and our ability to market the tissues depends on our single supplier continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by the supplier in its processing methodology.

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

Since we sell our products in many different countries, our business is subject to risks associated with conducting business internationally. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in a specific country’s or region’s political or economic conditions;
•	trade protection measures and import or export licensing requirements or other restrictive actions by foreign governments;
•	consequences from changes in tax or customs laws;
•	difficulty in staffing and managing widespread operations;
•	differing labor regulations;
•	differing protection of intellectual property;
•	unexpected changes in regulatory requirements; and
•	violation by our independent agents of the FCPA or other anti-bribery or anti-corruption laws.

Risks Related to our Intellectual Property

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

Risks Related to Litigation and Product Liability Matters

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

Risks Related to Our Financial Results and Need for Financing

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

We have loaned $15 million to an early stage company and may not be able to recoup our investment or successfully complete the acquisition.

On March 4, 2015, we entered into an option agreement with eNeura, Inc., a privately held medical technology company that is developing devices for the treatment of migraines. The option agreement provided us with an exclusive option until September 2016 to acquire eNeura, which we ultimately did not exercise. In consideration for the option, (i) we paid a non-refundable $0.3 million fee to eNeura, and (ii) we loaned eNeura $15 million pursuant to a convertible, secured promissory note that was issued to us.

eNeura is using the proceeds of our loan to fund product development work related to its business and to fund its ongoing operations and no assurance can be made that eNeura’s business will ultimately be successful.  Although the promissory note is secured by many of eNeura’s assets (including its intellectual property assets), no assurance can be made that eNeura will be able to repay the promissory note when due in the event that the promissory note does not convert to equity.  In such an event, we could lose all or a substantial portion of our $15 million loan investment.

We face risks related to foreign currency exchange rates.

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2016 have had an unfavorable impact of $2.6 million on net sales outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we enter into currency hedges from time to time.

Our global operations may expose us to tax risks

We are subject to taxes in the United States and numerous foreign jurisdictions. Significant judgment and interpretation of tax laws are required to estimate our tax liabilities. Tax laws and rates in various jurisdictions may be subject to significant change as a result of political and economic conditions. Our effective income tax rate could be adversely affected by changes in those tax laws, including potential legislation to reform the U.S. taxation of international business; increases in non-deductible expenses; changes in the mix of earnings among tax jurisdictions; changes in the valuation of our deferred tax assets and liabilities; and the resolution of matters arising from tax audits.

Certain of our subsidiaries sell products directly to other Orthofix subsidiaries or provide marketing and support services to other Orthofix subsidiaries. These intercompany sales and support services involve subsidiaries operating in jurisdictions with differing tax rates, and we must determine the appropriate allocation of income to each jurisdiction based on current interpretations of complex income tax regulations. Tax authorities in these jurisdictions may challenge our treatment of such intercompany transactions. If we are unsuccessful in defending our treatment of intercompany transactions, we may be subject to additional tax liability or penalty, which could adversely affect our profitability.

Our subsidiaries, Orthofix Holdings, Inc. and Victory Medical Limited maintain a $125 million secured revolving credit facility secured by a pledge of substantially all of our property.

On August 31, 2015, the Company, through its subsidiaries, Orthofix Holdings, Inc. and Victory Medical Limited (collectively the “Borrowers”), entered into a credit agreement (the “2015 Credit Agreement”) providing for a five-year secured revolving credit facility of $125 million.  No amounts have been drawn on the credit facility as of the date hereof, but the Company may draw on this facility in the future.

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

We believe that we were in compliance with the negative covenants, and there were no events of default, at December 31, 2016 (and in prior periods). However, there can be no assurance that the Company would be able to meeting such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement, which could have a material adverse effect on our financial position in the event that we have significant amounts drawn under the facility at such time.

Risks Related to Potential Acquisitions and Divestitures

Our efforts to increase growth by identifying, pursuing and implementing new business opportunities (including acquisitions) may be unsuccessful and may have an adverse effect on our business.

Our growth depends, in large part, on our ability to identify, pursue and implement new business opportunities that expand our product offerings, capabilities and geographic presence, and we compete with other medical device companies for these opportunities.  Our efforts to identify such opportunities focus primarily on potential acquisitions of new businesses, products or technologies, licensing arrangements, commercialization arrangements and other transactions with third parties.  We may not be able to identify business opportunities that meet our strategic criteria or are acceptable to us or our shareholders.  Even if we are able to identify acceptable business opportunities, we may not be able to pursue or implement such business opportunities (or, in the case of acquisitions or other transactions, complete such acquisitions or other transactions) in a timely manner or on a cost-effective basis (or at all), and we may not realize the expected benefits of such business opportunities.  If we are not able to identify, pursue and implement new business opportunities, it will adversely affect our ability to grow our business.

In addition, pursuing and implementing new business opportunities (particularly acquisitions) may involve significant costs and entail risks, uncertainties and disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology or operating in a particular geographic region.  We may be unable to integrate a new business, product or technology effectively, or we may incur significant charges related to an acquisition or other business opportunity (for example, amortization of acquired assets or asset impairment charges), which may adversely affect our business, financial condition and results of operations.  Newly acquired technology or products may require additional development efforts prior to commercial sale, including clinical testing and approval by the FDA and applicable foreign regulatory authorities; such additional development efforts may involve significant expense and ultimately be unsuccessful.  Any cross-border acquisitions or transactions may involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.  To the extent we issue additional equity in connection with acquisitions, this may dilute our existing shareholders.

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

Risks Related to Our Domicile

Provisions of Curaçao law may have adverse consequences for our shareholders.

We are organized under the laws of Curacao and our corporate affairs are governed by our Articles of Association and the corporate law of Curaçao as laid down in Book 2 of the Curaçao Civil Code (“CCC”). Although certain of the provisions of the CCC resemble certain of the provisions of the corporation laws of a number of states in the U.S., principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if the Company were incorporated in a jurisdiction within the U.S. For example, there is no statutory right of appraisal under Curaçao corporate law, nor is there a right for shareholders of a Curaçao corporation to sue a corporation derivatively. In addition, we have been advised by Curaçao counsel that it is unlikely that (1) the courts of Curaçao would enforce judgments entered by U.S. courts predicated upon the civil liability provisions of the U.S. federal securities laws and (2) actions can be brought in Curaçao in relation to liabilities predicated upon the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities as of December 31, 2016 are as follows:

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution, research and development, and administrative facility for Corporate and all SBUs	Lewisville, TX	140,000	Leased
Research and development, component manufacturing, quality control and training facility for fixation products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned
International distribution center for Orthofix products	Verona, Italy	18,000	Leased
Mechanical workshop for Orthofix products	Verona, Italy	9,000	Leased
Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	8,068	Leased
Sales management, distribution and administrative facility for Brazil	Curitiba, Brazil	1,065	Leased
Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	21,617	Leased
Sales management, distribution and administrative facility for France	Arcueil, France	8,500	Leased
Sales management, distribution and administrative facility for Germany	Ottobrunn, Germany	16,145	Leased
Sales management, distribution and administrative facility for Puerto Rico	Guaynabo, Puerto Rico	5,400	Leased

Item 3.	Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 12 to the Consolidated Financial Statements in Item 8 of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFIX.” As of February 24, 2017 we had 290 holders of record of our common stock. The closing price of our common stock on February 24, 2017 was $38.01. The following table shows the high and low sales prices for our common stock for each of the two most recent fiscal years.

	High	Low
2015
First Quarter	$35.89	$28.31
Second Quarter	37.84	31.84
Third Quarter	40.41	31.83
Fourth Quarter	41.71	32.51
2016
First Quarter	$41.90	$36.35
Second Quarter	47.25	40.77
Third Quarter	47.52	42.13
Fourth Quarter	42.01	34.56

Dividends

We have not paid dividends to holders of our common stock in the past and have no present intention to pay dividends in the foreseeable future. We currently intend to retain all of our consolidated earnings to finance the continued growth of our business.

In the event that we decide to pay a dividend to holders of our common stock in the future with dividends received from our subsidiaries, we may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts.

Repurchases of Common Stock

The Company’s Board of Directors authorized a share repurchase plan in the fourth quarter of 2015 for the purchase of up to $75 million of our common stock through September 2017. We completed the share repurchase plan in the fourth quarter of 2016. Under the program, common shares repurchased consisted of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Repurchases were made from cash on hand and cash generated from operations. The following table sets forth information with respect to shares of our common stock purchased by the Company during the fourth quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under Approved Stock Repurchase Program	Maximum Dollar Value of Shares Yet to be Purchased under Approved Stock Repurchase Program
October 2016	211,671	$39.82	211,671	$—
November 2016	—	—	—	—
December 2016	—	—	—	—
	211,671	$39.82		$—

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2016.

Performance Graph

The following performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act. This information will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate this information by reference.

The graph below compares the five-year total shareholder return on Orthofix common stock with the returns of two indexes: the Nasdaq Stock Market and Nasdaq stocks for surgical, medical, and dental instruments and supplies. The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2011. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements.

	Year ended December 31,
(U.S. Dollars, in thousands, except margin and per share data)	2016	2015	2014	2013	2012
Consolidated operating results
Net sales	$409,788	$396,489	$402,277	$397,611	$440,189
Gross profit	321,935	309,964	303,365	290,699	339,463
Gross margin	79%	78%	75%	73%	77%
Operating income (loss) (1)	21,067	9,255	17,136	(11,192)	74,872
Net income (loss) from continuing operations	3,497	(2,342)	(3,744)	(18,205)	45,121
Net loss from discontinued operations	(441)	(467)	(4,793)	(10,607)	(2,269)
Net income (loss) (2)	$3,056	$(2,809)	$(8,537)	$(28,812)	$42,852
Net income (loss) per common share – basic
Net income (loss) from continuing operations	$0.19	$(0.12)	$(0.20)	$(0.97)	$2.38
Net loss from discontinued operations	(0.02)	(0.03)	(0.26)	(0.57)	(0.12)
Net income (loss)	$0.17	$(0.15)	$(0.46)	$(1.54)	$2.26
Net income (loss) per common share – diluted
Net income (loss) from continuing operations	$0.19	$(0.12)	$(0.20)	$(0.97)	$2.33
Net loss from discontinued operations	(0.02)	(0.03)	(0.26)	(0.57)	(0.12)
Net income (loss)	$0.17	$(0.15)	$(0.46)	$(1.54)	$2.21

(1)	Includes the following:
•	Charges related to U.S. Government resolutions in 2016 and 2012 of $14.4 million and $1.3 million, respectively
•

Legal, accounting, and other professional fees incurred in 2016, 2015, 2014, and 2013 of $2.0 million, $9.1 million and $15.6 million, and $12.9 million, respectively, in connection with the accounting review and restatements through March 2015 and legal fees associated with the SEC Investigation, Securities Class Action Complaint and Brazil subsidiary compliance review

•	Goodwill impairment charge in 2013 of $19.2 million
(2)	Dividends have not been paid in any of the years presented

	As of December 31,
(U.S. Dollars, in thousands)	2016	2015	2014	2013	2012
Consolidated financial position
Total assets	$372,103	$400,222	$392,956	$411,975	$464,546
Long-term debt	—	—	—	20,000	20,016
Shareholders’ equity	263,477	290,311	299,627	295,863	356,439

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Executive Summary

We are a diversified, global medical device company focused on improving patients’ lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, Texas, we have four strategic business units (“SBUs”) that are also our reporting segments: BioStim, Biologics, Extremity Fixation and Spine Fixation. Our products are distributed by our sales representatives and distributors in over 70 countries.

Our corporate objectives include leveraging our significantly expanded distribution footprint in each of our SBUs and the new product pipelines in our Extremity Fixation and Spine Fixation businesses to accelerate growth in each of our SBUs. Additionally, we intend to increase the utilization of our BioStim products, which we estimate are currently only prescribed for one third of the patients who are on label and can benefit from its use. We believe the North American Spine Society’s (“NASS”) positive coverage recommendation, along with our recently launched next generation Spinal Stimulation and Cervical Stimulation devices, will help these patients gain access to this proven therapy.

Notable highlights and accomplishments in 2016 include the following:

•

Net sales were $409.8 million, an increase of 3.4% on a reported basis and 4.0% on a constant currency basis; specifically, we grew BioStim, our largest and most profitable SBU, and Extremity Fixation above the market growth rates.

•

Net margin, a non-GAAP financial measure, which is calculated by subtracting sales and marketing expense from gross profit, was $140.6 million, an increase of 6.6% from the prior year; net income from continuing operations was $3.5 million, an increase of $5.8 million from the prior year.

•	We received both US FDA and European Union CE Mark approval for our next generation of spinal and cervical stimulation devices.
•	We completed our $75 million share repurchase program.
•	We completed Project Bluecore, which positions us to explore and execute on strategic opportunities.
•	We initiated a planned restructuring, which primarily affects our Extremity Fixation SBU, to streamline costs, improve operational performance, and wind down a non-core business.
•	We are exiting an era of heavy investment with a rebuilt infrastructure, robust compliance program, and strong financial controls.

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales:

	Year ended December 31,
	2016 (%)	2015 (%)	2014 (%)
Net sales	100.0	100.0	100.0
Cost of sales	21.4	21.8	24.6
Gross profit	78.6	78.2	75.4
Sales and marketing	44.2	44.9	41.4
General and administrative	18.2	22.0	19.6
Research and development	7.0	6.7	6.2
Restatements and related costs	0.5	2.3	3.9
Charges related to U.S. Government resolutions	3.6	—	—
Operating income	5.1	2.3	4.3
Net income (loss) from continuing operations	0.9	(0.6)	(0.9)
Net loss from discontinued operations	(0.2)	(0.1)	(1.2)
Net income (loss)	0.7	(0.7)	(2.1)

Net Sales by Strategic Business Unit

The following table presents net sales, which includes product sales and marketing service fees, by SBU:

				Percentage Change
				2016/2015	2016/2015	2015/2014	2015/2014
(U.S Dollars, in thousands)	2016	2015	2014	Reported	Constant Currency	Reported	Constant Currency
BioStim	$176,561	$164,955	$154,676	7.0%	7.0%	6.6%	6.7%
Biologics	57,912	59,832	55,881	-3.2%	-3.2%	7.1%	7.1%
Extremity Fixation	102,683	96,034	109,678	6.9%	9.6%	-12.4%	1.0%
Spine Fixation	72,632	75,668	82,042	-4.0%	-4.0%	-7.8%	-7.3%
Net sales	$409,788	$396,489	$402,277	3.4%	4.0%	-1.4%	2.4%

BioStim

BioStim manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. BioStim uses distributors and sales representatives to sell its devices to hospitals, doctors and other healthcare providers, and patients.

2016 Compared to 2015

Net sales increased $11.6 million or 7.0%

•	Increased order counts from an expanding customer base as the number of unique physicians who prescribed our products increased in 2016 by approximately 5%
•

Order to cash process improvements implemented within the past 18 months, which increased the overall percentage we collect on orders, resulting in an increase in collections from third-party payors of approximately 9% compared to the prior year

2015 Compared to 2014

Net sales increased $10.3 million or 6.6% due to additional market penetration through our direct and distributor sales channels in 2015.

Biologics

Biologics provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. Biologics markets its tissues primarily in the U.S. through a network of distributors and independent sales representatives to supply to hospitals, doctors, and other healthcare providers.

2016 Compared to 2015

Net sales decreased $1.9 million or 3.2%

•	A growing number of competitors in the stem cell allograft market and an associated 2.4% reduction in average selling price for our products
•	Exclusion from a large national hospital group purchasing organization in the second quarter of 2016
•	Partially offset by an increase in the total number of independent distributors in 2016

2015 Compared to 2014

Net sales increased $4.0 million or 7.1%

•	An increase in the total number of independent distributors in 2015
•	Increased sales from existing distributors in 2015
•	Partially offset by anticipated competitive pricing pressures, resulting in a 3.6% reduction in average selling price

Extremity Fixation

Extremity Fixation offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. Extremity Fixation distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals, doctors, and other health providers.

2016 Compared to 2015

Net sales increased $6.6 million or 6.9%

•	Includes the negative impact from foreign currency translation of $2.6 million in 2016; on a constant currency basis, net sales increased $9.2 million, or 9.6%
•	Increase in cash collections of approximately 18% in 2016 from distributors whose revenue is recognized upon cash receipt
•	Growth in the U.S. due to the onboarding of new distributors and the continued adoption of our TL-HEX product line, which grew by approximately 50% in the U.S. compared to the prior year

2015 Compared to 2014

Net sales decreased $13.6 million or 12.4%

•

Includes the negative impact from foreign currency translation of $14.7 million in 2015; on a constant currency basis, net sales increased $1.1 million, or 1.0%, due to increased demand for our products

•	Partially offset by the impact of macroeconomic challenges in certain of our markets

Spine Fixation

Spine Fixation specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products globally through a network of distributors and sales representatives to sell spine products to hospitals, doctors and other healthcare providers.

2016 Compared to 2015

Net sales decreased $3.0 million or 4.0%

•	Exclusion from a large national hospital group purchasing organization in the second quarter of 2016
•	Loss of several key surgeon customers in early 2016
•	Decrease in cash collections of approximately 6% in 2016 from distributors whose revenue is recognized upon cash receipt
•	Partially offset by revenue from additional distributors added in 2016

2015 Compared to 2014

Net sales decreased $6.4 million or 7.8%

•	Short-term negative impact from our reorganization of the U.S. sales force in late 2014
•	Decrease in cash collections in 2015 from distributors whose revenue is recognized upon cash receipt
•	Partially offset by revenue from additional distributors added in 2015 as part of our sales force rebuilding and expansion initiatives

Net Margin

				Percentage Change
(U.S Dollars, in thousands)	2016	2015	2014	2016/2015	2015/2014
Gross profit	$321,935	$309,964	$303,365	3.9%	2.2%
Sales and marketing	181,287	178,080	166,547	1.8%	6.9%
Net margin	$140,648	$131,884	$136,818	6.6%	-3.6%

Gross margin	78.6%	78.2%	75.4%	0.4%	2.8%
Net margin	34.3%	33.3%	34.0%	1.1%	-0.7%

2016 Compared to 2015

Net margin increased $8.8 million

•	Gross profit increased $12.0 million
o	Increase in sales for BioStim and Extremity Fixation, partially offset by a decrease in sales for Biologics and Spine Fixation
o	Improved operating efficiencies through the absorption of fixed costs
o	Increase in inventory reserves of $1.7 million for certain slower moving product lines and obsolete inventory, a portion of which is a result of our planned restructuring in Brazil
•	Sales and marketing expense increased $3.2 million
o	Increase in compensation and benefits costs, including commissions, as a result of the increase in net sales
o	Partially offset by a reduction of certain indirect tax liabilities of $3.1 million in 2016
o	Also partially offset by a decrease in bad debt expense of $2.3 million related to Puerto Rico

2015 Compared to 2014

Net margin decreased $4.9 million

•	Gross profit increased $6.6 million
o	Increase in sales mix from our BioStim and Biologics SBUs, which have higher margins, relative to our other SBUs
o	Improved inventory management and operating efficiencies
•	Sales and marketing expense increased $11.5 million
o	Increase in sales and field-based training personnel as part of the rebuilding and expansion of our sales organization
o	Sales commission quota overachievement in certain territories, resulting in increased compensation costs, including commissions, of approximately $6.8 million
o	Increase in bad debt expense of $2.4 million, of which $2.0 million related to Puerto Rico

The following table presents net margin by reporting segment. The reasons for the changes in net margin by SBU are generally consistent with the information provided above for gross profit and sales and marketing expense.

				Percentage Change
(U.S Dollars, in thousands)	2016	2015	2014	2016/2015	2015/2014
BioStim	$75,469	$67,878	$66,096	11.2%	2.7%
Biologics	26,891	27,226	26,629	-1.2%	2.2%
Extremity Fixation	30,526	29,493	31,586	3.5%	-6.6%
Spine Fixation	8,650	8,547	14,243	1.2%	-40.0%
Corporate	(888)	(1,260)	(1,736)	-29.5%	-27.4%
Net margin	$140,648	$131,884	$136,818	6.6%	-3.6%

General and Administrative Expense

				Percentage Change
(U.S Dollars, in thousands)	2016	2015	2014	2016/2015	2015/2014
General and administrative	$74,404	$87,157	$79,074	-14.6%	10.2%
As a percentage of net sales	18.2%	22.0%	19.6%	-3.8%	2.4%

2016 Compared to 2015

General and administrative expense decreased $12.8 million

•

Decreases in professional fees of $7.9 million, largely associated with the completion in 2016 of our internal control remediation efforts and Project Bluecore, a company-wide infrastructure initiative to improve the reliability and efficiency of our systems, processes, and reporting

•	Reduced legal costs of $6.9 million, largely due to legal settlements incurred in the prior year and a commercial legal settlement in 2016 whereby we received $3.0 million
•	The moratorium on the medical device tax in 2016, which decreased expense by $1.3 million
•	Reduction in other controllable expenses
•

Overall decrease was partially offset by increased share-based compensation expense of $8.1 million, including $5.7 million associated with the determination in 2016 that achieving the performance criteria related to certain of our performance-based vesting restricted stock awards is probable

2015 Compared to 2014

General and administrative expense increased $8.1 million

•	Legal settlements totaling $5.3 million in 2015
•	Increased spending of $1.6 million associated with the strengthening of our infrastructure as part of Project Bluecore
•	Increased share-based compensation expense of $1.5 million
•	Increased professional fees and personnel costs as part of our internal controls remediation efforts
•	Overall decrease partially offset by the impact of changes in foreign exchange rates

Research and Development Expense

				Percentage Change
(U.S Dollars, in thousands)	2016	2015	2014	2016/2015	2015/2014
Research and development	$28,803	$26,389	$24,994	9.1%	5.6%
As a percentage of net sales	7.0%	6.7%	6.2%	0.3%	0.5%

2016 Compared to 2015

Research and development expense increased $2.4 million

•

Increased costs associated with clinical trials of $1.5 million, primarily due to invested resources to identify potential new clinical indications for our PEMF technology and to develop our next generation of bone growth stimulators, which were recently approved by the FDA and European Commission

•	A $1.3 million investment made in the first quarter of 2016 to expand the processing and storage capabilities of MTF, the supplier of our Trinity Evolution and Trinity ELITE tissue forms

2015 Compared to 2014

Research and development expense increased $1.4 million due primarily to increased consulting fees and clinical trial costs as we invested resources to identify potential new clinical indications for our PEMF technology and for new product developments in Spine Fixation and Extremity Fixation.

Restatements and Related Costs

				Percentage Change
(U.S Dollars, in thousands)	2016	2015	2014	2016/2015	2015/2014
Restatements and related costs	$2,005	$9,083	$15,614	-77.9%	-41.8%
As a percentage of net sales	0.5%	2.3%	3.9%	-1.8%	-1.6%

2016 Compared to 2015

Restatements and related costs decreased $7.1 million

•	Decreased legal fees incurred as part of our two prior financial restatements completed in March 2015 and the related SEC Investigation; expected to continue declining in future periods
•	Costs incurred in 2015 were related to the second of these two restatements and legal costs from the resulting SEC Investigation and class action complaint

2015 Compared to 2014

Restatements and related costs decreased $6.5 million due to decreased consulting fees relating to our two prior financial restatements, the resulting SEC Investigation, and the Securities Class Action Complaint.

Charges Related to U.S. Government Resolutions

				Percentage Change
(U.S Dollars, in thousands)	2016	2015	2014	2016/2015	2015/2014
Charges related to U.S. Government resolutions	$14,369	$—	$—	—	—
As a percentage of net sales	3.6%	0.0%	0.0%	3.6%	0.0%

We recorded $14.4 million in 2016 for our settlements with the Division of Enforcement of the SEC related to the SEC’s investigation of (1) our prior accounting review and restatements of financial statements and (2) allegations of improper payments in Brazil.  For additional information, see Note 12 to the Consolidated Financial Statements.

Non-operating Income (Expense)

				Percentage Change
(U.S Dollars, in thousands)	2016	2015	2014	2016/2015	2015/2014
Interest income (expense), net	$763	$(489)	$(1,785)	-256.0%	-72.6%
Other income (expense), net	(2,806)	(259)	(2,895)	983.4%	-91.1%

Non-operating income and expense largely consists of interest income and expense, transaction gains and losses from changes in foreign currency exchange rates, and other-than-temporary impairments on the eNeura debt security. Interest income is primarily from our eNeura debt security. Foreign exchange gains and losses are a result of several of our foreign subsidiaries holding trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional currency.

In 2016, we recorded an other-than-temporary impairment on the eNeura debt security of $2.7 million. For additional discussion see Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Income Taxes

				Percentage Change
(U.S Dollars, in thousands)	2016	2015	2014	2016/2015	2015/2014
Income tax expense	$15,527	$10,849	$16,200	43.1%	-33.0%
Effective tax rate	81.6%	127.5%	130.1%	—	—

2016 Effective Tax Rate

The decrease in the effective tax rate during the year was primarily a result of the increase in income before income taxes. The primary factors affecting our effective tax rate for 2016 are as follows:

•	Expenses categorized as “Charges related to U.S. Government resolutions”, which represent settlement payments with substantially no tax benefit
•	A change in estimate relating to the deductible amount of certain compensation expenses
•	Increases in unrecognized tax benefits
•	Expiration of certain foreign net operating loss carryforwards and current period losses in jurisdictions where we do not currently receive a tax benefit

2015 Effective Tax Rate

The primary factors affecting our effective tax rate for 2015 were as follows:

•	Expiration of certain foreign net operating loss carryforwards and current period losses in jurisdictions where we do not currently receive a tax benefit
•	The mix of earnings among tax jurisdictions
•	Recording a valuation allowance on the net deferred tax assets in Puerto Rico

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2016 were $39.6 million compared to $63.7 million at December 31, 2015.

	Year Ended December, 31,
(U.S Dollars, in thousands)	2016	2015	Change
Net cash from operating activities	$44,707	$43,610	$1,097
Net cash from investing activities	(21,947)	(38,349)	16,402
Net cash from financing activities	(46,112)	24,728	(70,840)
Effect of exchange rate changes on cash	(739)	(3,141)	2,402
Net change in cash and cash equivalents	$(24,091)	$26,848	$(50,939)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities.

	Year Ended December, 31,
(U.S Dollars, in thousands)	2016	2015	Change
Net cash from operating activities	$44,707	$43,610	$1,097
Capital expenditures	(18,334)	(27,899)	9,565
Free cash flow	$26,373	$15,711	$10,662

Operating Activities

Cash flows from operating activities increased $1.1 million

•	Increase in net income of $5.9 million
•	Net increase of $21.8 million for non-cash gains and losses, primarily related to increases in deferred income taxes and share-based compensation expense
•

Overall increase partially offset by a decrease of $26.6 million relating to the funding of the U.S. Government resolutions discussed below and changes in working capital accounts, primarily attributable to changes in inventories, prepaid expenses and other current assets, trade accounts payable, and other current liabilities

Our two primary working capital accounts are trade accounts receivable and inventory. Day’s sales in receivables were 52 days at December 31, 2016 compared to 55 days at December 31, 2015. Inventory turns were 1.4 times as of December 31, 2016 compared to 1.5 times at December 31, 2015.

U.S. Government Resolutions

In December 2016, we submitted offers of settlement to the SEC relating to (1) our prior accounting review and restatements of financial statements and (2) allegations of improper payments in Brazil, and placed $14.4 million into escrow for subsequent distribution to the SEC relating to these matters. In January 2017, the SEC approved our offers of settlement and the amounts were released to the SEC. For additional information, see Note 12 to the Notes to the Consolidated Financial Statements.

Investing Activities

Cash flows from investing activities increased $16.4 million

•	Purchase of the eNeura debt security for $15.3 million in 2015
•	Decrease in capital expenditures of $9.6 million, largely as a result of completing Project Bluecore; in 2017, we expect capital expenditures to be in the range of $13 million to $16 million
•	Overall increase partially offset by proceeds of $4.8 million from the sale of assets in 2015
•

Overall increase also partially offset by the purchase of certain inventory and intellectual property assets of $2.6 million in 2016 and an increase in our investment in Bone Biologics, Inc. of $1.0 million during 2016

Infrastructure Initiative

In 2014, we initiated “Project Bluecore,” a multi-year, company-wide process and systems improvement initiative to improve the reliability and efficiency of our systems, processes, and reporting as well as drive down overhead expenses. Project Bluecore had numerous work streams primarily focused around re-implementing our Oracle ERP system worldwide, improving our financial controls and reporting, streamlining our order to cash processes and collections, and optimizing our supply chain for cost reductions and field inventory visibility, among other upgrades.  This project was completed in 2016 following the re-implementation of our Oracle ERP platform in the U.S. and Italy. Over the life of the project, we spent approximately $27.5 million. Of this amount, approximately $18.6 million was capitalized.

Financing Activities

Cash flows from financing activities decreased $70.8 million

•

Repurchases of our common stock under the share repurchase plan authorized by the Board of Directors; in 2016, we repurchased approximately 1.5 million shares for $63.4 million as compared to the repurchase of 0.3 million shares for $11.6 million in 2015

•	The removal of the restricted cash requirement associated with our credit facility in 2015, which resulted in a decrease in cash flows from financing activities of $34.4 million when compared to 2015
•

Overall decrease partially offset by an increase in net proceeds of $13.6 million from the issuance of common shares and by payments of $1.8 million in debt issuance costs during 2015 associated with our credit facility

Credit Facilities

On August 31, 2015, we entered into a five year $125 million secured revolving credit facility.  As of December 31, 2016, we have not made any borrowings under the credit facility. For additional information regarding the credit facility, see Note 8 to the Notes to the Consolidated Financial Statements contained herein.

We had no borrowings and an unused available line of credit of €5.8 million ($6.1 million and $6.3 million) at December 31, 2016 and 2015, respectively, on our Italian line of credit. This unsecured line of credit provides us the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

Share Repurchase Plan

In August 2015, our Board of Directors authorized a share repurchase plan, authorizing the purchase of up to $75 million of our common stock through September 2017. We completed the share repurchase plan in the fourth quarter of 2016. Over the life of the plan, we repurchased 1,838,672 shares of common stock for $75.0 million, at an average purchase price of $40.79.

Unremitted Foreign Earnings

During 2016, we changed our intention related to unremitted earnings in our Puerto Rico subsidiary and certain of our United Kingdom subsidiaries. As a result of the change in intention, we recorded $1.3 million of income tax expense for the remitted and unremitted earnings of each of these subsidiaries. Our current intention is to indefinitely reinvest substantially all of our other unremitted foreign earnings (residing outside Curaçao). As an entity incorporated in Curaçao, “foreign earnings” refer to both U.S. and non-U.S. earnings. Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $184.6 million at December 31, 2015 to $198.9 million at December 31, 2016. Determining the additional income tax that may be payable if such earnings are repatriated is not practicable.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016:

	Payments Due by Period
(U.S Dollars, in thousands)	Total	2017	2018 - 2020	2021	2022 and thereafter
Operating leases	$8,377	$3,009	$5,260	$108	$—
Inventory purchase commitments (1)	1,170	1,170	—	—	—
Total (2)	$9,547	$4,179	$5,260	$108	$—
(1)

We have inventory purchase commitments with third-party manufacturers. Due to the uncertainty of our future purchasing requirements, obligations under these agreements are included in the preceding table at the amount committed through December 31, 2016, all of which are due in 2017.

(2)

We may be required to make payments related to our uncertain tax positions. However, we are unable to reliably estimate the timing of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $21.4 million as of December 31, 2016 have been excluded from the contractual obligations table above. For further information, see Note 18 to the Notes to the Consolidated Financial Statements contained herein.

Off-balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and various other assumptions that management believe to be reasonable under the circumstances at that point in time.  Actual results may differ, significantly at times, from these estimates.

We believe the estimates described below are the most critical in preparing our consolidated financial statements. We have reviewed these critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition

The process for recognizing revenue involves significant assumptions and judgments for certain of our revenue streams. Revenue recognition policies are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, net margin, operating income, and net income.

For revenue derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of our stimulation products, we recognize revenue when the stimulation product is placed on and accepted by the patient and all perfunctory documents that are required by the third-party payor have been obtained. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

For revenue derived from distributor agreements, we recognize revenue once the product is delivered to the end customer (the “sell-through method”). Because we do not have reliable information about when our distributors sell the product through to end customers, we use cash collection from distributors as a basis for revenue recognition under the sell-through method. When we sell to these distributors, we consider whether to match the related cost of sales expense with revenue or to recognize expense upon shipment. In making this assessment, we consider the financial viability of our distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, we defer the costs of sales until the revenue is recognized.

Allowance for Doubtful Accounts and Contractual Allowances

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. Historical collections, write-offs, and payor reimbursement experience are integral parts of the estimation process related to reserves for doubtful accounts and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for doubtful accounts and contractual allowances. Revisions in allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. Our estimates are periodically tested against actual collection experience. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks; however, a 10% change in our allowance for doubtful accounts as of December 31, 2016 would result in an increase or decrease to sales and marketing expense of $0.8 million. Additionally, we believe our estimate to establish contractual allowances is sufficient to cover customer credit risks; however, a 10% change in our reserve for contractual allowances as of December 31, 2016 would result in an increase or decrease to net sales of $0.7 million. Our allowance for doubtful accounts and estimation of contractual allowances are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, net margin, operating income, net income, and trade accounts receivable.

Inventory Allowances

Reserves for excess, slow moving, and obsolete inventory are calculated as the difference between the cost of inventory and market, and are based on assumptions and judgments about new product launch periods, overall product life cycles, forecasted demand, and market conditions. In the event of a decrease in demand for our products, or a higher incidence of inventory obsolescence, we could be required to increase our inventory reserves, which would increase cost of sales and decrease gross profit. Our inventory allowance is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net margin, operating income, net income, and inventory. We regularly evaluate our exposure for inventory write-downs.  If conditions or assumptions used in determining the market value change, additional inventory adjustments in the future may be necessary.

Goodwill

We test goodwill at least annually for impairment, and between annual tests if indicators of potential impairment exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. Assessing goodwill impairment involves a high degree of judgment due to the estimates and assumptions used. We believe the estimates and assumptions involved in the impairment assessment to be critical because significant changes in such estimates and assumptions could materially affect key financial measures, including net income.

During 2016, we voluntarily changed our annual goodwill testing date from the end of the fourth quarter, December 31, to the beginning of the fourth quarter, October 1. We believe this change in the method of applying the accounting principle is preferable, as it more closely aligns the annual impairment testing date with the most current information from the budgeting and strategic planning process and provides management with additional time to complete its annual assessment in advance of our year-end reporting. The change did not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively.

In the fourth quarter of 2016, we performed a quantitative impairment analysis that did not result in an impairment charge. In 2015 and 2014, we performed qualitative assessments for our annual goodwill impairment analysis, which did not result in any impairment charge. This qualitative analysis considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance and relevant entity-specific events.

Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value of the eNeura debt security is based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring us to develop our own assumptions. One of the more significant unobservable inputs used in the fair value measurement of the eNeura debt securities is the discount rate. Holding other inputs constant, an increase in the discount rate of 5% would result in a decrease in fair value of the debt security of $1.9 million, whereas a decrease in the discount rate of 5% would result in an increase in the fair value of the debt security of $1.9 million.

Further, we are required to determine whether any decline in the fair value below the cost basis of the eNeura debt security is other than temporary. In making this determination, we consider our intentions to hold or sell the security, whether it more likely than not that we will be required to sell the security before the recovery of its amortized cost basis, and our best estimate of the amount that we ultimately expect to collect from the security. The estimated amount we expect to collect is based upon significant unobservable inputs, requiring us to develop our own assumptions, including the probability of holding the security to maturity or converting the security to equity.

Our fair value measurements are a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures.

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

We accrue for such claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The assessments of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that we consider in this assessment are the nature of existing legal proceedings, investigations and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the involvement of the U.S. Government and its agencies in such proceedings, our experience in similar matters and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding, investigation or claim. Our assessment of these factors may change over time as individual proceedings, investigations or claims progress. For matters where we are not currently able to reasonably estimate the range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, or an investigation has not manifested itself in a filed civil or criminal complaint, (ii) the matters are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the government or other parties in matters that may be expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any.

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

Tax Matters

We and each of our subsidiaries are taxed at the rates applicable within each of their respective jurisdictions. Our income tax expense, effective tax rate, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Further, certain of our subsidiaries sell products directly to our other subsidiaries or provide administrative, marketing and support services to our other subsidiaries. These intercompany sales and support services involve subsidiaries operating in jurisdictions with differing tax rates. The tax authorities in such jurisdictions may challenge our treatments under residency criteria, transfer pricing provisions, or other aspects of their respective tax laws, which could affect our composite tax rate and provisions.

We sometimes engage in transactions in which tax consequences may be subject to uncertainty. We account for these uncertain tax positions in accordance with applicable accounting guidance, which requires significant judgment in assessing the estimated tax consequences of a transaction. We evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. We measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

We establish a valuation allowance when measuring deferred tax assets if it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. This process requires significant judgment as we must project the current tax liability and estimate the deferred tax assets and liabilities into future periods, including net operating loss and tax credit carry forwards. In assessing the need for a valuation allowance, we consider recent operating results, availability of taxable income in carryback years, future reversals of taxable temporary differences, future taxable income projections (exclusive of reversing temporary differences) and all prudent and feasible tax planning strategies.

Tax matters are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.

Share-based compensation

Determining the appropriate fair value model and calculating the fair value of employee stock awards requires estimates and judgments. Our share-based compensation is a “critical accounting estimate” because changes in the assumptions used to develop estimates of fair value or the requisite service period could materially affect key financial measures, including gross profit, net margin, operating income, and net income.

We use the Black-Scholes valuation model to calculate the fair value of service-based stock options. The value is recognized as expense over the service period net of forfeitures. The expected term of options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the historical volatility of our common stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. We estimate expected volatility based on the historical volatility of our stock.

We use the Monte Carlo valuation methodology to calculate the fair value of market-based stock options and performance stock units. The value is recognized as expense over the requisite service period and adjusted for forfeitures as they occur. The Monte Carlo methodology that we use to estimate the fair value of market-based options incorporates the possibility that the market condition may not be satisfied.

The fair value of performance-based restricted stock awards and stock units is calculated based upon the closing stock price at the date of grant. The value is recognized as expense over the derived requisite service period beginning in the period in which they are deemed probable to vest. Vesting probability is assessed based upon forecasted earnings and financial results and requires significant judgment.

Non-GAAP Financial Measures

We believe that providing non-GAAP financial measures that exclude certain items provides investors with greater transparency to the information used by senior management in its financial and operational decision-making. We believe it is important to provide investors with the same non-GAAP metrics it uses to supplement information regarding the performance and underlying trends of our business operations in order to facilitate comparisons to historical operating results and internally evaluate the effectiveness of the our operating strategies. Disclosure of these non-GAAP financial measures also facilitates comparisons of our underlying operating performance with other companies in the industry that also supplement their GAAP results with non-GAAP financial measures.

The non-GAAP financial measures used in this filing may have limitations as analytical tools, and should not be considered in isolation or as a replacement for GAAP financial measures. Some of the limitations associated with the use of these non-GAAP financial measures are that they exclude items that reflect an economic cost that can have a material effect on cash flows. Similarly, certain non-cash expenses, such as equity compensation expense, do not directly impact cash flows, but are part of total compensation costs accounted for under GAAP.

Constant Currency

Constant currency is a non-GAAP measure, which is calculated by using foreign currency rates from the comparable, prior-year period, to present net sales at comparable rates. Constant currency can be presented for numerous GAAP measures, but is most commonly used by management to analyze net sales without the impact of changes in foreign currency rates.

Net Margin

Net margin is a non-GAAP financial measure, which is calculated by subtracting sales and marketing expense from gross profit. Net margin is the primary metric used by our Chief Operating Decision Maker in managing the business.

Free Cash Flow

Free cash flow is a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities. Free cash flow is an important indicator of how much cash is generated or used by our normal business operations, including capital expenditures. Management uses free cash flow as a measure of progress on its capital efficiency and cash flow initiatives.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can vary sales, cost of sales, costs of operations and the cost of financing and yields on cash and short-term investments. We use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes. Through December 30, 2016, we had a cross-currency swap in place to minimize foreign currency exchange risk related to a Euro denominated intercompany note. Both the cross-currency swap and the Euro denominated intercompany note matured on December 30, 2016.

We are exposed to interest rate risk in connection with our Revolving Credit Facility, which bears interest at floating rates based on LIBOR plus an applicable borrowing margin or at a base rate (as defined in the Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As we do not have any balance outstanding associated with the Credit Agreement as of December 31, 2016, this risk is currently minimal.

We believe that a concentration of credit risk related to our trade accounts receivable is limited because our customers are geographically dispersed and the end users are diversified across several industries. It is reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these customers operate, or other factors, could affect the future realization of these accounts receivable balances.

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Brazilian Real, or Great Britain Pound. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro, Brazilian Real, or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. For the year ended December 31, 2016, we recorded a foreign currency loss of less than $0.1 million on the statement of operations resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that fluctuate during the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the years ended December 31, 2016 and 2015 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against all of the foreign functional currencies for our international operations during 2016 and 2015 versus the same periods in 2015 and 2014. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. An analysis was performed to determine the sensitivity of our current year net sales and operating income to changes in foreign currency exchange rates. We determined that if the U.S. Dollar decreased in value by 10% relative to all foreign currencies of our international operations it would result in an increase in net sales of $8.1 million and an increase in operating income of $1.0 million. If the U.S. Dollar increased in value by 10% relative to all foreign currencies of our international operations it would result in a decrease in net sales of $8.1 million and a decrease in operating income of $1.0 million.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

In connection with the preparation and filing of this Form 10-K, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the specified criteria.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting, which follows this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited Orthofix International N.V.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Orthofix International N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Orthofix International N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Orthofix International N.V. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Orthofix International N.V. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 27, 2017

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

10.2

First Amendment to Credit Agreement dated as of March 7, 2016 but effective as of February 29, 2016, among Orthofix Holdings, Inc. and Victory Medical Limited as borrowers, Orthofix International N.V. and certain subsidiaries of Orthofix International N.V. party thereto as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and JPMorgan Chase, N.A., as administrative agent (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.3†

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

10.5†

Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

10.6†

Amendment No. 3 to Matrix Commercialization Collaboration Agreement, entered into on July 1, 2013 and effective as of June 25, 2013, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.7

Amendment No. 4 to Matrix Commercialization Collaboration Agreement, entered into on April 1, 2014, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed April 7, 2014 and incorporated herein by reference).

10.8†

Amendment No. 5 to Matrix Commercialization Collaboration Agreement, entered into on March 10, 2016, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed March 14, 2016 and incorporated herein by reference).

10.9

Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.10	Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference)

10.11	Amendment No. 1 to the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2015 and incorporated herein by reference).

10.12	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.13

Form of Time-Based Vesting Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.14

Form of Time-Based Vesting Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.15

Form of Time-Based Vesting Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (annual grant) (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.16

Form of Time-Based Vesting Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (initial grant) (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.17

Form of 2016 Employee Performance Stock Unit Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.18

Form of Employee Performance Vesting Restricted Stock and Performance Share Unit Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – June 2015 Grants (filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2015 and incorporated herein by reference).

10.19

Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014-June 2016 (Time-Based Vesting) (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.20

Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014-June 2016 (Time-Based Vesting) (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.21

Form of Employee Performance Vesting Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014 Grants (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.22

Form of Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – 2014 and 2015 (Time-Based Vesting) (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

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

10.27

Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (2011 and 2012 grants—vesting over 3 years) (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.28

Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants made under the 2004 Long Term Incentive Plan prior to the adoption of the 2012 Long Term Incentive Plan) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.29

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (2009 through 2012 grants) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

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

10.36*	Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Bradley R. Mason.

10.37

Inducement Grant Non-Qualified Stock Option Agreement, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.38

Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s current report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.39

Change in Control and Severance Agreement, dated July 7, 2016, between Orthofix International N.V. and Doug Rice (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.40*	Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Doug Rice.

10.41

Employment Agreement, effective as of April 24, 2015, by and between Orthofix Inc. and Doug Rice (filed as an exhibit to the Company’s current report on Form 8-K filed April 29, 2015 and incorporated herein by reference).

10.42

Change in Control and Severance Agreement, dated July 7, 2016, between Orthofix International N.V. and Michael M. Finegan (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.43*	Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Michael M. Finegan.

10.44	Form of Amendment to Stock Option Agreements (for Michael M. Finegan) (filed as an exhibit to the Company’s current report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.45

Change in Control and Severance Agreement, dated September 7, 2016, between Orthofix International N.V. and Davide Bianchi (filed as an exhibit to the Company’s current report on Form 8-K filed September 9, 2016 and incorporated herein by reference).

10.46

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

10.48

Employment Agreement, effective as of April 15, 2015, by and between Blackstone Medical, Inc. and Robert Allen Goodwin II (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.49*	Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Robert Allen Goodwin II.

10.50*	Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Bradley V. Niemann.

10.51*	Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Raymond Fujikawa.

10.52*	Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Kimberley Elting.

10.53

Letter Agreement, dated July 7, 2016, between Jeffrey M. Schumm, Orthofix International N.V. and Orthofix Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.54

Employment Agreement, entered into on December 9, 2010, by and between Orthofix Inc. and Jeffrey M. Schumm (filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

Exhibit Number	Description

10.55

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

10.56

Amended Plea Agreement entered into on December 14, 2012, among the United States Attorney for the District of Massachusetts, the Department of Justice and Orthofix Inc. (filed as an exhibit to the Company’s current report on Form 8-K filed December 19, 2012 and incorporated herein by reference).

10.57

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

101

The following financial statements from Orthofix International N.V. on Form 10-K for the year ended December 31, 2016 filed on February 27, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed with this Form 10-K.
†

Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Commission without redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Dated: February 27, 2017	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director

Dated: February 27, 2017	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRADLEY R. MASON Bradley R. Mason	President and Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2017

/s/ DOUG RICE Doug Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Chairman of the Board of Directors	February 27, 2017

/s/ LUKE FAULSTICK Luke Faulstick	Director	February 27, 2017

/s/ JAMES HINRICHS James Hinrichs	Director	February 27, 2017

/s/ GUY JORDAN Guy Jordan	Director	February 27, 2017

/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov	Director	February 27, 2017

/s/ LILLY MARKS Lilly Marks	Director	February 27, 2017

/s/ ANTHONY MARTIN Anthony Martin	Director	February 27, 2017

/s/ MICHAEL E. PAOLUCCI	Director	February 27, 2017
Michael E. Paolucci

/s/ MARIA SAINZ	Director	February 27, 2017
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

Doug Rice

Chief Financial Officer

ORTHOFIX INTERNATIONAL N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Orthofix International N.V.

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthofix International N.V. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to employees as a result of the early adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Orthofix International N.V.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 27, 2017

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2016 and 2015

(U.S. Dollars, in thousands except share and per share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$39,572	$63,663
Restricted cash	14,369	—
Trade accounts receivable, less allowances of $8,396 and $8,923 at December 31, 2016 and 2015, respectively	57,848	59,839
Inventories	63,346	57,563
Prepaid expenses and other current assets	19,238	31,187
Total current assets	194,373	212,252
Property, plant and equipment, net	48,916	52,306
Patents and other intangible assets, net	7,461	5,302
Goodwill	53,565	53,565
Deferred income taxes	47,325	57,306
Other long-term assets	20,463	19,491
Total assets	$372,103	$400,222
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$14,353	$16,391
Other current liabilities	69,088	65,597
Total current liabilities	83,441	81,988
Other long-term liabilities	25,185	27,923
Total liabilities	108,626	109,911
Contingencies (Note 12)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 17,828,155 and 18,659,696 issued and outstanding as of December 31, 2016 and 2015, respectively	1,783	1,866
Additional paid-in capital	204,095	232,126
Retained earnings	64,179	62,551
Accumulated other comprehensive loss	(6,580)	(6,232)
Total shareholders’ equity	263,477	290,311
Total liabilities and shareholders’ equity	$372,103	$400,222

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2016, 2015 and 2014

(U.S. Dollars, in thousands, except share and per share data)	2016	2015	2014
Net sales	$409,788	$396,489	$402,277
Cost of sales	87,853	86,525	98,912
Gross profit	321,935	309,964	303,365
Sales and marketing	181,287	178,080	166,547
General and administrative	74,404	87,157	79,074
Research and development	28,803	26,389	24,994
Restatements and related costs	2,005	9,083	15,614
Charges related to U.S. Government resolutions (Note 12)	14,369	—	—
Operating income	21,067	9,255	17,136
Interest income (expense), net	763	(489)	(1,785)
Other expense, net	(2,806)	(259)	(2,895)
Income before income taxes	19,024	8,507	12,456
Income tax expense	(15,527)	(10,849)	(16,200)
Net income (loss) from continuing operations	3,497	(2,342)	(3,744)
Discontinued operations (Note 12)
Loss from discontinued operations	(638)	(1,827)	(7,157)
Income tax benefit	197	1,360	2,364
Net loss from discontinued operations	(441)	(467)	(4,793)
Net income (loss)	$3,056	$(2,809)	$(8,537)
Net income (loss) per common share—basic
Net income (loss) from continuing operations	$0.19	$(0.12)	$(0.20)
Net loss from discontinued operations	(0.02)	(0.03)	(0.26)
Net income (loss) per common share—basic	$0.17	$(0.15)	$(0.46)
Net income (loss) per common share—diluted
Net income (loss) from continuing operations	$0.19	$(0.12)	$(0.20)
Net loss from discontinued operations	(0.02)	(0.03)	(0.26)
Net income (loss) per common share—diluted	$0.17	$(0.15)	$(0.46)
Weighted average number of common shares:
Basic	18,144,019	18,795,194	18,459,054
Diluted	18,463,161	18,795,194	18,459,054

Other comprehensive loss, before tax
Unrealized gain (loss) on derivative instrument	(360)	202	307
Unrealized loss on debt securities	(1,744)	(3,348)	–
Reclassification adjustment for loss on debt securities in net income	2,727	–	–
Currency translation adjustment	(726)	(3,907)	(4,133)
Other comprehensive loss before tax	(103)	(7,053)	(3,826)
Income tax related to items of other comprehensive loss	(245)	1,203	(59)
Other comprehensive loss, net of tax	(348)	(5,850)	(3,885)
Comprehensive income (loss)	$2,708	$(8,659)	$(12,422)

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2016, 2015 and 2014

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2013	18,102,335	$1,810	$216,653	$73,897	$3,503	$295,863
Net loss	—	—	—	(8,537)	—	(8,537)
Other comprehensive loss, net of tax	—	—	—	—	(3,885)	(3,885)
Share-based compensation	—	—	5,724	—	—	5,724
Common shares issued	509,160	51	10,411	—	—	10,462
At December 31, 2014	18,611,495	$1,861	$232,788	$65,360	$(382)	$299,627
Net loss	—	—	—	(2,809)	—	(2,809)
Other comprehensive loss, net of tax	—	—	—	—	(5,850)	(5,850)
Share-based compensation	—	—	7,214	—	—	7,214
Common shares issued	342,192	34	3,670	—	—	3,704
Retirement of repurchased common stock	(293,991)	(29)	(11,546)			(11,575)
At December 31, 2015	18,659,696	$1,866	$232,126	$62,551	$(6,232)	$290,311
Cumulative effect adjustment from adoption of ASU 2016-09 (Note 1)	—	—	2,032	(1,428)	—	604
Net income	—	—	—	3,056	—	3,056
Other comprehensive loss, net of tax	—	—	—	—	(348)	(348)
Share-based compensation	—	—	15,966	—	—	15,966
Common shares issued	713,140	71	17,242	—	—	17,313
Retirement of repurchased common stock	(1,544,681)	(154)	(63,271)	—	—	(63,425)
At December 31, 2016	17,828,155	$1,783	$204,095	$64,179	$(6,580)	$263,477

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

(U.S. Dollars, in thousands)	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$3,056	$(2,809)	$(8,537)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	20,841	20,923	22,878
Amortization of debt costs and other assets	1,569	1,752	3,621
Provision for doubtful accounts	1,117	3,431	938
Deferred income taxes	10,460	(1,156)	(7,053)
Share-based compensation	15,966	7,214	5,724
Gain on sale of assets	—	(3,099)	—
Other-than-temporary impairment on debt securities	2,727	—	—
Other	1,061	2,854	821
Changes in operating assets and liabilities
Restricted cash	(14,369)	—	—
Trade accounts receivable	392	(1,547)	6,138
Inventories	(5,284)	3,136	8,109
Prepaid expenses and other current assets	701	8,697	5,100
Other long-term assets	(3,333)	(1,321)	(734)
Trade accounts payable	(1,771)	3,011	(6,451)
Other current liabilities	6,537	1,515	5,456
Other long-term liabilities	5,037	1,009	15,154
Net cash from operating activities	44,707	43,610	51,164
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(16,432)	(27,197)	(18,069)
Capital expenditures for intangible assets	(1,902)	(702)	(456)
Purchase of other investments	(3,613)	—	(1,457)
Purchase of debt securities	—	(15,250)	—
Proceeds from sale of assets	—	4,800	32
Net cash from investing activities	(21,947)	(38,349)	(19,950)
Cash flows from financing activities
Proceeds from issuance of common shares	19,720	5,254	11,074
Payments related to withholdings for share-based compensation	(2,407)	(1,550)	(612)
Repayments of long-term debt	—	—	(20,000)
Payment of debt issuance costs	—	(1,825)	—
Changes in restricted cash	—	34,424	(10,662)
Repurchase and retirement of common shares	(63,425)	(11,575)	—
Net cash from financing activities	(46,112)	24,728	(20,200)
Effect of exchange rate changes on cash	(739)	(3,141)	(3,123)
Net change in cash and cash equivalents	(24,091)	26,848	7,891
Cash and cash equivalents at the beginning of the year	63,663	36,815	28,924
Cash and cash equivalents at the end of the year	$39,572	$63,663	$36,815
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$672	$852	$1,315
Income taxes	$4,423	$3,160	$2,222

 The accompanying notes form an integral part of these consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Notes to the Consolidated Financial Statements

Business and basis of consolidation

Orthofix International N.V. is a diversified, global medical device company focused on improving patients' lives by providing superior reconstructive and regenerative orthopedic and spine solutions to physicians worldwide. Headquartered in Lewisville, Texas, the Company has four strategic business units (“SBUs”): BioStim, Biologics, Extremity Fixation and Spine Fixation. Orthofix products are widely distributed via the Company's sales representatives and distributors. In addition, Orthofix is collaborating on research and development activities with clinical organizations such as Brown University, Sinai Hospital of Baltimore, Cleveland Clinic, Texas Scottish Rite Hospital for Children, and the Musculoskeletal Transplant Foundation (“MTF”).

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

1.	Significant accounting policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to contractual allowances, doubtful accounts, inventories, goodwill, income taxes, fair value measurements, litigation and contingent liabilities, and share-based compensation. We base our estimates on historical experience, future expectations and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Information on our accounting policies and methods used in the preparation of our consolidated financial statements are included, where applicable, in their respective footnotes that follow.

Significant Accounting Policy	Footnote Reference
Inventories	2
Property, plant and equipment	3
Patents and other intangible assets	4
Goodwill	5
Long-term debt	8
Derivative instruments	9
Fair value measurements	10
Contingencies	12
Revenue recognition and accounts receivable	14
Share-based compensation	16
Pensions and deferred compensation	17
Income taxes	18

The following is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, the Company seeks to balance its non-U.S. dollar denominated income and expenditures. During 2016, 2015 and 2014, the Company made use of a cross-currency swap agreement to manage cash flow exposure generated from foreign currency fluctuations.

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive loss component of shareholders’ equity. Transactional foreign currency gains and losses, including those generated from intercompany operations, are included in other expense, net and were losses of less than $0.1 million, $3.5 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Net sales to our customers based in Europe were approximately $60 million in 2016, which results in a substantial portion of our trade accounts receivable balance as of December 31, 2016. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

In 2016, restricted cash consists of amounts held in escrow as of December 31, 2016, to fund the payment of settlement amounts for Charges related to U.S. Government resolutions, as further discussed in Note 12.In 2015, restricted cash consisted of cash held at certain subsidiaries, the distribution or transfer of which was restricted under the Company’s previous 2010 credit facility. The 2010 credit facility matured and was replaced in 2015 as described in Note 8. All credit party subsidiaries had access to this cash for operational and debt repayment purposes.

Research and development costs

Expenditures related to the collaborative arrangement with MTF are expensed based on the terms of the related agreement. Payments to MTF totaled $1.3 million in 2016, there were no payments made in 2015, and totaled $0.3 million in 2014.  Expenditures for research and development are expensed as incurred.

Recently adopted accounting standards update (“ASU”)

Topic	Description of Guidance	Impact to the Company's Financial Statements
Employee Share-based Payments (ASU 2016-09)	Simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, and classification on the statement of cash flows.

During the quarter ended September 30, 2016, the Company early adopted this new accounting standard with an effective date of January 1, 2016. Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. The Company has applied the guidance related to the classification of excess tax benefits on the statement of cash flows on a retrospective basis. Additionally, the Company has elected to account for forfeitures as they occur and recorded the impact on previously reported periods through a $1.4 million cumulative-effect adjustment to retained earnings and a $0.6 million adjustment to net assets as of January 1, 2016. Further, the Company has applied the guidance for employee taxes paid to tax authorities when shares are withheld to satisfy the employer’s statutory income tax withholding obligation on a retrospective basis. The adoption resulted in decreases of $0.4 million and $0.2 million in net cash provided by financing activities and increases of $0.4 million and $0.2 million in net cash from operating activities for the years ended December 31, 2015 and 2014, respectively.  The adoption did not have a material impact on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016.

Recently issued accounting standards

Topic	Description of Guidance	Effective Date	Status of Company's Evaluation
Revenue Recognition (ASU 2014-09, as amended)

Requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Applied either retrospectively or as a cumulative effect adjustment as of the adoption date.

January 1, 2018

The Company is continuing to evaluate the impact this ASU will have on the consolidated financial statements. The Company completed an initial impact assessment and believes adopting this ASU will materially impact the timing of revenue recognition, primarily for implant product sales to stocking distributors, which are currently accounted for using the sell-through method. Specifically, the Company believes the revenue associated with these sales will be recorded at the time of the sale instead of deferring recognition until cash is received. The Company expects to adopt this new guidance using the modified retrospective transition method.

Inventory (ASU 2015-11)

Requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

		January 1, 2017	The Company is currently evaluating the ASU and does not expect it to have a material impact on its consolidated financial statements.
Financial Instruments (ASU 2016-01)	Requires entities to measure equity investments, except in limited circumstances, at fair value and recognize any changes in fair value in net income. Applied prospectively.	January 1, 2018	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.
Leases (ASU 2016-02)	Requires a lessee to recognize lease assets and lease liabilities for leases classified as operating leases. Applied using a modified retrospective approach.	January 1, 2019

The Company is currently evaluating the impact this ASU may have on its consolidated financial statements; however, we expect this guidance will result in current operating leases being reflected as lease obligations on the consolidated balance sheet.

Income Taxes (ASU 2016-16)

Reduces complexity by requiring the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Applied using a modified retrospective approach.

		January 1, 2018	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.
Statement of Cash Flows (ASU 2016-18)	Reduces diversity in classification and presentation of restricted cash, including transfers between cash and restricted cash, on the statement of cash flows. Applied retrospectively.	January 1, 2018	The Company is currently evaluating the impact this ASU may have on its consolidated statement of cash flows.
Intangibles — Goodwill and Other (ASU 2017-04)

Simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Any potential impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applied prospectively.

		January 1, 2020	The Company is currently evaluating the impact this ASU may have on its consolidated statement of cash flows.

2.	Inventories

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

Deferred cost of sales result from transactions where the Company has shipped product or performed services for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the revenue and associated cost of sales are recognized.

	December 31,
(U.S. Dollars, in thousands)	2016	2015
Raw materials	$7,978	$4,976
Work-in-process	9,505	5,087
Finished products	15,985	23,155
Field inventory	22,021	17,593
Consignment inventory	4,428	2,199
Deferred cost of sales	3,429	4,553
	$63,346	$57,563

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

3.	Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Costs include all expenditures necessary to place the asset in service, including freight and sales and use taxes. Property, plant and equipment includes instrumentation held by customers, which is generally used to facilitate the implantation of the Company’s products. The useful lives of these assets are as follows:

Years
Buildings	25 to 33
Plant and equipment	1 to 10
Instrumentation	3 to 4
Computer software	3 to 7
Furniture and fixtures	4 to 8

The Company evaluates the useful lives of these assets on an annual basis. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. Total depreciation expense was $19.0 million, $19.2 million and $20.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	December 31,
(U.S. Dollars, in thousands)	2016	2015
Cost
Buildings	$3,225	$3,328
Plant and equipment	43,745	44,063
Instrumentation	71,962	62,282
Computer software	44,720	24,920
Furniture and fixtures	8,308	5,711
Construction in progress	1,907	19,101
	173,867	159,405
Accumulated depreciation	(124,951)	(107,099)
	$48,916	$52,306

The Company capitalizes system development costs related to its internal use software during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years. The Company has capitalized computer software, net of accumulated amortization, of $21.3 million and $7.6 million as of December 31, 2016 and 2015, respectively.  Amortization of computer software, which is included within total depreciation expense for property, plant and equipment, was $6.4 million, $4.4 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have occurred that would indicate impairment. For purposes of the evaluation, the Company groups its long-lived assets with other assets and liabilities at the lowest level of identifiable cash flows if the asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company generally determines fair value of long-lived assets as the present value of estimated future cash flows. In determining the estimated future cash flows associated with the assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment.

4.	Patents and other intangible assets

Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination at estimated fair value. These assets are amortized on a straight-line basis over the useful lives of the assets. The Company’s weighted average amortization period for developed technologies is 11 years.

	December 31,
(U.S. Dollars, in thousands)	2016	2015
Cost
Patents	$38,348	$36,847
License and other	7,611	5,357
Trademarks—finite lived	319	120
	46,278	42,324
Accumulated amortization
Patents	(34,717)	(33,297)
License and other	(3,962)	(3,605)
Trademarks—finite lived	(138)	(120)
	(38,817)	(37,022)
	$7,461	$5,302

Amortization expense for intangible assets was $1.8 million, $1.7 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future amortization expense for intangible assets is estimated as follows:

(U.S. Dollars, in thousands)	Amortization
2017	$1,524
2018	886
2019	736
2020	785
2021	743
Thereafter	2,787
$7,461

5.	Goodwill

The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.

During 2016, the Company voluntarily changed its annual goodwill testing date from the end of the fourth quarter, December 31, to the beginning of the fourth quarter, October 1. The Company believes this change in the method of applying the accounting principle is preferable, as it more closely aligns the annual impairment testing date with the most current information from the budgeting and strategic planning process and provides management with additional time to complete its annual assessment in advance of our year-end reporting. The change did not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively.

In the fourth quarter of 2016, the Company performed a quantitative impairment analysis that did not result in an impairment charge for either the BioStim or Biologics reporting units, the only reporting units with goodwill. In 2015 and 2014, the Company performed qualitative assessments for its annual goodwill impairment analysis, which did not result in any impairment charge. This qualitative analysis considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance and relevant entity-specific events.

The following table presents the net carrying value of goodwill by reportable segment:

	December 31,
(U.S. Dollars, in thousands)	2016	2015
BioStim	$42,678	$42,678
Biologics	10,887	10,887
Extremity Fixation	—	—
Spine Fixation	—	—
	$53,565	$53,565

6.	Long-term investments

Debt securities

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provided the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option, which expired in September 2016 without the Company exercising the option. In consideration for the Option, (i) the Company paid a non-refundable $0.3 million fee to eNeura, and (ii) the Company loaned eNeura $15.0 million pursuant to a Convertible Promissory Note (the “eNeura Note”) that was issued to the Company. The principal amount of the eNeura Note is $15.0 million and interest accrues at 8.0%. The eNeura Note will mature on March 4, 2019 and interest is due when the eNeura Note matures, provided that if a change in control of eNeura (generally defined as a third party acquisition of fifty percent or more of eNeura’s voting equity or all or substantially all of eNeura’s assets) occurs prior to the maturity date, the eNeura Note will automatically convert into preferred stock of eNeura at a fixed price equal to $7.30 per share. The investment is recorded in other long-term assets as an available for sale debt security at fair value and interest is recorded in interest income.

As of December 31, 2016, the fair value of the debt security is $12.2 million, a decrease of $1.7 million during 2016, which the Company recorded in other comprehensive income as an unrealized loss on debt securities. Based upon the Company’s best estimate of the amount it expects to recover, the Company recorded an other-than-temporary impairment of $2.7 million. This other-than-temporary impairment was reclassified from accumulated other comprehensive loss and is included within other expense. See Note 10 for further discussion.

Equity investment and warrants

As of December 31, 2016, the Company holds common stock of Bone Biologics, Inc. (“Bone Biologics”) totaling $2.5 million and warrants to purchase 458 thousand shares at a weighted average exercise price of $1.18 per share. These instruments are recorded within other long-term assets. The fair value of these instruments has not been estimated, and is instead recorded at cost, as the fair value is not readily determinable. In addition, there have been no events or changes in circumstances that would indicate a significant adverse effect on the fair value of the instruments. Under the terms of the warrant purchase agreements, the warrants to purchase common stock in Bone Biologics are exercisable over a seven year period, which expire between 2020 and 2021, and are transferable by the holder to other parties.

7.	Other current liabilities

	December 31,
(U.S. Dollars, in thousands)	2016	2015
Accrued expenses	$15,534	$19,616
Salaries, bonuses, commissions and related taxes payable	19,636	18,190
Accrued legal and settlement expenses	23,081	22,608
Non-income taxes payable	7,301	1,428
Other payables	3,536	3,755
	$69,088	$65,597

In December 2016, the Company approved and initiated a planned restructuring, which primarily affects the Extremity Fixation SBU, to streamline costs, improve operational performance, and wind down a non-core business. The restructuring plan consists of primarily severance charges and the write-down of certain assets. The Company expects to incur total pre-tax expense of approximately $3.0 million in 2016 and 2017 in connection with this restructuring activity, of which $2.0 million was incurred in December 2016, including $1.5 million of severance charges included in operating expenses and $0.4 million of inventory write-down charges included in cost of sales. The Company made payments of $0.1 million in 2016 and had an accrual of $1.5 million as of December 31, 2016 in other current liabilities related to the planned restructuring.

8.	Long-term debt

On August 30, 2010, the Company’s wholly owned U.S. holding company, Orthofix Holdings, Inc. (“Orthofix Holdings”) entered into a Credit Agreement (the “2010 Credit Agreement”) with certain U.S. direct and indirect subsidiaries of the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, and certain lender parties thereto. The 2010 Credit Agreement initially provided a five year, $200 million secured revolving credit facility (the “2010 Revolving Credit Facility”), and a five year, $100 million secured term loan facility. In December 2014, the Company repaid in full, along with applicable interest, the outstanding balance of $20 million held on the 2010 Revolving Credit Facility.

On August 31, 2015, the Company, through its subsidiaries Orthofix Holdings and Victory Medical Limited (“Victory Medical”, and collectively with Orthofix Holdings, the “Borrowers”), entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan, as Administrative Agent, and certain lenders party thereto. The 2015 Credit Agreement provides for a five year $125 million secured revolving credit facility (the “Facility”) and replaced the Company’s 2010 Credit Facility, which expired and matured pursuant to its terms on August 30, 2015 with no amounts outstanding. The 2015 Credit Agreement has a maturity date of August 31, 2020. As of December 31, 2016, the Company has no borrowings outstanding under the 2015 Credit Agreement.

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

In addition, the 2015 Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0.  The Company is in compliance with all required financial covenants as of December 31, 2016. The 2015 Credit Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

In conjunction with obtaining the Facility, the Company incurred debt issuance costs of $1.8 million which are being amortized over the life of the Facility. The debt issuance costs are included in other long-term assets, net of accumulated amortization. As of December 31, 2016 and 2015, debt issuance costs, net of accumulated amortization, were $1.3 million and $1.7 million, respectively.

The Company has an unused available line of credit of €5.8 million ($6.1 million and $6.3 million) at December 31, 2016 and 2015, respectively, in its Italian line of credit. This unsecure line of credit provides the Company the option to borrow amounts in Italy at rates, which are determined at the time of borrowing.

9.	Derivative instruments

The Company manages its exposure to fluctuating cash flows resulting from changes in interest rates and foreign exchange rates within the consolidated financial statements according to its hedging policy. The policy requires the Company to formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. For instruments designated as a cash flow hedge, the Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivative used in the hedging transaction has been effective in offsetting changes in the cash flows of the hedged item and whether such derivative may be expected to remain effective in future periods. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company discontinues the related hedge accounting prospectively.

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

On September 30, 2010, the Company entered into a cross-currency swap agreement with JPMorgan Chase Bank and Royal Bank of Scotland PLC to manage its cash flows related to foreign currency exposure for a portion of the Company’s intercompany note receivable of a U.S. dollar functional currency subsidiary that is denominated in Euro. Under the terms of the swap agreement, the Company paid Euros based on an original €40.7 million notional value and a fixed rate of 5.00% and received U.S. dollars based on an original notional value of $55.2 million and a fixed rate of 4.635%. Both the cross-currency swap and the related Euro denominated intercompany note matured and were settled on December 30, 2016.

The tables below disclose the types of derivative instruments the Company owns, the classifications and fair values of these instruments within the balance sheet, and the amount of gain (loss) recognized in other comprehensive income (loss) (“OCI”) or net income (loss).

	December 31,
(U.S. Dollars, in thousands)	2016	2015	Balance sheet location
Cross-currency swap	$—	$2,485	Prepaid expenses and other current assets
Warrants (Note 6)	321	321	Other long-term assets

	For the year ended December 31,
(U.S. Dollars, in thousands)	2016	2015	2014
Cross-currency swap unrealized gain (loss), net of taxes	$(228)	$128	$251
Warrants unrealized loss, net of taxes	$—	$—	$(3)

10.	Fair value measurements

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

Level 1:	quoted prices in active markets for identical assets and liabilities

Level 2:	observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The Company’s financial instruments include cash equivalents, restricted cash, foreign certificates of deposit, treasury securities, collective trust funds, trade accounts receivable, accounts payable, long-term secured debt, equity securities, available for sale debt securities, common stock warrants, derivative securities, and deferred compensation plan liabilities. The carrying value of restricted cash, trade accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.  The Company’s equity securities and common stock warrants are recorded at cost, as the fair value of these instruments is not readily available.  See Note 6 for further discussion.

The Company’s collective trust funds, treasury securities, foreign certificates of deposit, derivative securities, debt securities, and deferred compensation plan liabilities are the only financial instruments recorded at fair value on a recurring basis as follows:

(U.S. Dollars, in thousands)	Balance December 31, 2016	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,584	$—	$1,584	$—
Treasury securities	467	467	—	—
Certificates of deposit	468	468	—	—
Derivative securities	—	—	—	—
Debt securities	12,220	—	—	12,220
Total	$14,739	$935	$1,584	$12,220
Liabilities
Deferred compensation plan	$(1,452)	$—	$(1,452)	$—
Total	$(1,452)	$—	$(1,452)	$—

(U.S. Dollars, in thousands)	Balance December 31, 2015	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,622	$—	$1,622	$—
Treasury securities	495	495	—	—
Certificates of deposit	337	337	—	—
Derivative securities	2,485	—	2,485	—
Debt securities	12,658	—	—	12,658
Total	$17,597	$832	$4,107	$12,658
Liabilities
Deferred compensation plan	$(1,503)	$—	$(1,503)	$—
Total	$(1,503)	$—	$(1,503)	$—

The fair value of treasury securities and certificates of deposit are determined based on quoted prices in active markets for identical assets, therefore, the Company has categorized these instruments as Level 1 financial instruments. The certificates of deposit are held in foreign currencies and carry a contractual maturity of two years from the date of purchase.

The cross-currency derivative instrument consisted of an over-the-counter contract, which was not traded on a public exchange. The fair value of this derivative swap contract, the Company’s collective trust funds, and the Company’s deferred compensation plan liabilities are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2 financial instruments.

The fair value of the debt security, including accrued interest, is based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring the Company to develop its own assumptions; therefore, the Company has categorized this asset as a Level 3 financial asset. One of the more significant unobservable inputs used in the fair value measurement of the debt security is the discount rate. Holding other inputs constant, changes in the discount rate could result in a significant change in the fair value of the debt security. As of December 31, 2016, the fair value of the debt security is $12.2 million, a decrease of $1.7 million during 2016, which the Company recorded in other comprehensive income as an unrealized loss on debt securities.

The Company evaluated the decline in fair value to determine if the impairment was other-than-temporary. Based upon the Company’s best estimate of the amount it expects to recover, the Company recorded an other-than-temporary impairment of $2.7 million in 2016. This other-than-temporary impairment was reclassified from accumulated other comprehensive loss and is included within other expense. The Company continues to classify the remainder of the accumulated impairment of $2.4 million, included in accumulated other comprehensive loss as temporary in nature as the Company does not intend to sell the debt security nor believe that recoverability of this portion of the investment will not occur.

The following table provides a reconciliation of the beginning and ending balances for debt securities measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2016	2015
Balance at January 1	$12,658	$—
Additions to debt securities	—	15,000
Accrued interest income	1,306	1,006
Gains or losses recorded for the period
Recognized in net income	(2,727)	—
Recognized in other comprehensive income	983	(3,348)
Balance at December 31	$12,220	$12,658

11.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment. These leases are non-cancellable and typically do not contain renewal options. Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis. Rent expense under the Company’s operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $3.0 million, $3.0 million and $3.4 million, respectively.

Future minimum lease payments under operating leases as of December 31, 2016 are as follows:

(U.S. Dollars, in thousands)
2017	$3,009
2018	2,332
2019	1,608
2020	1,320
2021	108
Thereafter	—
Total	$8,377

Inventory purchase commitments

The Company had inventory purchase commitments with third-party manufactures for $1.2 million, $2.1 million and $2.5 million as of December 31, 2016, 2015, and 2014, respectively.

12.	Contingencies

The Company records accruals for certain outstanding legal proceedings, investigations or claims when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations and claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed. In addition, legal fees and other directly related costs are expensed as incurred.

In addition to the matters described in the paragraphs below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Commercial Litigation Settlement

During the third quarter of 2016, the Company entered into an agreement to settle an outstanding commercial litigation matter, whereby the Company became entitled to receive a $3.0 million cash payment, which payment was made to the Company during the fourth quarter of 2016, which was recorded as a credit to general and administrative expense.

Audit Committee Review and SEC Investigation

In July 2013, the Audit Committee of our Board of Directors began conducting an independent review, with the assistance of outside professionals, of certain accounting matters. This review resulted in restatements of our previously filed consolidated financial statements. In connection with the Audit Committee’s review, the Company initiated contact with the staff of the Division of Enforcement of the SEC (the “SEC Enforcement Staff”) in July 2013. The SEC conducted a formal investigation of these matters, and both the Company and the Audit Committee cooperated fully with the SEC.

After discussions with the SEC Enforcement Staff, the Company reached an agreement in principle with the SEC Enforcement Staff that any negotiated resolution would include a civil money penalty of approximately $8.25 million, and the Company recorded a charge in this amount during 2016 for this matter.

In December 2016, the Company formally submitted an offer of settlement to the SEC, and deposited $8.25 million into escrow, which was restricted for subsequent distribution to the SEC.  In January 2017, the SEC approved the Company’s offer of settlement, pursuant to which the Company consented to the entry of an SEC administrative order instituting cease and desist proceedings pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934. Pursuant to such order, the Company agreed to pay the $8.25 million previously accrued. The full amount of such payment was released to the SEC in January 2017.

Deferred Prosecution Agreement and Review of Potential Improper Payments Involving Brazil Subsidiary

In 2012, the Company entered into definitive agreements with the U.S. Department of Justice (the “DOJ”) and the SEC agreeing to settle a self-initiated and self-reported internal investigation of our former Mexican subsidiary, Promeca S.A. de C.V. (“Promeca”), regarding non-compliance by Promeca with the U.S. Foreign Corrupt Practices Act (the “FCPA”). As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ and a consent to final judgment (the “Consent”) with the SEC.  The Company periodically reported to the government during the terms of the DPA and Consent regarding remediation measures and implementation of compliance measures.

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

The Company also fully cooperated with the SEC’s investigation of the allegations in Brazil.  After discussions with the SEC Enforcement Staff, the Company reached an agreement in principle with the SEC Enforcement Staff, and the Company accrued collective charges of approximately $6.1 million during the second and third quarters of 2016.

In December 2016, the Company formally submitted an offer of settlement to the SEC, and deposited the accrued amount into escrow, which was restricted for subsequent distribution to the SEC.  In January 2017, the SEC approved the Company’s offer of settlement, pursuant to which the Company consented to the entry of an SEC administrative order instituting cease-and-desist proceedings pursuant to Section 21C of the Securities Exchange Act of 1934.  Pursuant to such order, the Company agreed to pay disgorgement, interest and penalties in the amount previously accrued. The full amount of such payment was released to the SEC in January 2017.  Pursuant to the offer of settlement and related order, the Company has agreed to retain an independent compliance consultant for one year to review and test the Company’s FCPA compliance program.

Corporate Integrity Agreement with HHS-OIG

On June 6, 2012, in connection with our settlement of a U.S. government investigation and related qui tam complaint related to our regenerative stimulation business, and our settlement of a U.S. government investigation and related qui tam complaint related to Blackstone Medical, Inc. (“Blackstone”), we entered into a five-year corporate integrity agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”). The CIA requires that we continue to maintain during the term of the CIA a compliance program designed to promote compliance with federal healthcare and FDA requirements.  The CIA requires that we conduct certain compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.  We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. The CIA provides that in the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution and subject to other monetary penalties.

In connection with this settlement and the guilty plea of our subsidiary, Orthofix Inc., to one felony count of obstruction of a federal audit, the court imposed a five-year term of probation on Orthofix Inc., with special conditions that mandate certain non-disparagement obligations and order Orthofix Inc. to continue complying with the terms of the CIA through the expiration of its term. In the event that we fail to satisfy these terms of probation, we could be subject to additional criminal penalties or prosecution, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Discontinued Operations – Matters Related to Breg and Possible Indemnification Obligations

On May 24, 2012, the Company sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”). Under the terms of the agreement, the Company indemnified Water Street and Breg with respect to certain specified matters, including the following:

•

Breg was engaged in the manufacturing and sale of local infusion pumps for pain management from 1999 to 2008. Since 2008, numerous product liability cases have been filed in the United States alleging that the local anesthetic, when dispensed by such infusion pumps inside a joint, causes a rare arthritic condition called “chondrolysis.” The Company incurred losses for settlements and judgments in connection with these matters during 2016, 2015 and 2014 of $0.9 million, $0.3 million and $3.8 million, respectively. In addition, several cases remain outstanding for which the Company currently cannot reasonably estimate the possible loss, or range of loss.

•

At the time of its sale, Breg was engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases have been filed in recent years, mostly in California state court, alleging the use of cold therapy causes skin and/or nerve injury and seeking damages on behalf of individual plaintiffs who were allegedly injured by such units or who would not have purchased the units had they known they could be injured. In September 2014, the Company entered into a master settlement agreement resolving all pending pre-close claims. Pursuant to the terms of the settlement agreement, the Company paid approximately $1.3 million, and additional amounts owed under the settlement were paid directly by the Company’s insurance providers. Remaining cold therapy claims include a plaintiff’s appeal to the California Supreme Court after the intermediate appellate court reduced an adverse July 2012 jury verdict, and a post-close cold therapy claim pending in California state court. As of December 31, 2016, the Company has an accrual of $2.4 million recorded within other current liabilities for the July 2012 verdict and post-close cold therapy liabilities; however, the actual liability could be higher or lower than the amount accrued.

Charges incurred as a result of this indemnification are reflected as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).

13.	Shareholders’ equity

Dividends

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

Share Repurchase Plan

In August 2015, the Company’s Board of Directors authorized a share repurchase plan, authorizing the purchase of up to $75 million of the Company’s common stock through and including September 2017. The Company completed the share repurchase plan in the fourth quarter of 2016. Under the program, common shares repurchased consisted of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Exchange Act, as amended. Repurchases were made from cash on hand and cash generated from operations. For the year ended December 31, 2016, the Company repurchased 1,544,681 shares of common stock for $63.4 million with an average price per share of $41.06, which were all retired upon repurchase.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments; the effective portion of the gain (loss) on the Company’s cross-currency swap, which was designated and accounted for as a cash flow hedge (see Note 9); and the unrealized loss on the Company’s debt securities. The components of and changes in accumulated other comprehensive loss are as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Derivatives	Debt Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(482)	$100	$—	$(382)
Other comprehensive income (loss)	(3,907)	202	(3,348)	(7,053)
Income taxes	—	(74)	1,277	1,203
Balance at December 31, 2015	$(4,389)	$228	$(2,071)	$(6,232)
Other comprehensive loss	(726)	(360)	(1,744)	(2,830)
Income taxes	—	132	659	791
Reclassification adjustments to:
Other expense, net	—	—	2,727	2,727
Income taxes	—	—	(1,036)	(1,036)
Balance at December 31, 2016	$(5,115)	$—	$(1,465)	$(6,580)

14.	Revenue recognition and accounts receivable

The table below presents net sales, which includes product sales and marketing service fees, for each of the years ended December 31, 2016, 2015, and 2014.

	For the year ended December 31,
(U.S. Dollars, in thousands)	2016	2015	2014
Product sales	$355,652	$341,084	$351,525
Marketing service fees	54,136	55,405	50,752
Net sales	$409,788	$396,489	$402,277

Product sales primarily consist of stimulation devices and implant products. Marketing service fees are received from MTF based on total sales of biologics tissues. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales, and were $2.0 million, $2.2 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

BioStim

BioStim revenue is comprised of third-party payor transactions and wholesale revenue.

The largest portion of BioStim revenue is derived from third-party payors. This includes commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of the Company’s stimulation products. Revenue is recognized when the stimulation product is placed on and accepted by the patient. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

Wholesale revenue is related to the sale of the Company’s bone growth stimulators directly to physicians and other healthcare providers. Wholesale revenues are recognized upon shipment and receipt of a confirming purchase order.

Biologics

Biologics revenue is primarily related to a collaborative arrangement with MTF through which the Company markets tissue for bone repair and reconstruction under the brand names Trinity Evolution and Trinity ELITE. The Company has exclusive global marketing rights for Trinity Evolution as well as non-exclusive marketing rights for other products, and receives marketing fees from MTF based on total sales. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis within net sales upon shipment of the product to the customer.

In 2008, the Company and MTF entered into an agreement to develop and commercialize the Trinity Evolution tissue, a stem cell-based bone growth biologic matrix. With the development process completed in 2009, the Company and MTF operated under the terms of a separate commercialization agreement. Under the terms of the 10-year agreement, MTF sourced the tissue, processed it to create the bone growth matrix, packaged and delivered it to the customer in accordance with orders received from the Company. On January 10, 2012, the Company announced that it had reached an agreement with MTF to both co-develop and commercialize a new technology for use in bone grafting applications and to expand MTF’s Trinity Evolution processing capacity. The collaborative agreement between the Company and MTF extends through July 28, 2025. In July 2013, the Company, in collaboration with MTF, released its next generation Trinity ELITE allograft with viable cells, which, unlike its predecessor, has unique graft containment properties and is fully moldable by the user.

Extremity Fixation and Spine Fixation

Revenue within Extremity Fixation and Spine Fixation is comprised of commercial revenue and revenue from distributor arrangements.

Commercial revenue is related to the sale of the Company’s implant products, generally representing hospital customers. Revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital. Revenue for certain government entities is recorded on a cash-basis as collectability is not reasonably assured.

For revenue from distributor arrangements, the Company recognizes revenue once the product is delivered to the end customer (the “sell-through method”). Because the Company does not have reliable information about when its distributors sell the product through to end customers, the Company uses cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases the Company is legally entitled to the accounts receivable at the time of shipment, the Company has not recognized accounts receivables or any corresponding deferred revenues associated with distributor transactions for which revenue is recognized on the sell-through method.

For distributor arrangements, the Company also considers whether to match the related cost of sales with revenue or to recognize cost of sales upon shipment. In making this assessment, the Company considers the financial viability of its distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these distributors. In instances where the distributor is determined to be financially viable, the Company defers the costs of sales until the revenue is recognized.

Trade Accounts Receivable and Allowances

Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for doubtful accounts and contractual allowances. Revisions in allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. The Company’s estimates are periodically tested against actual collection experience.

The Company will generally sell receivables from certain Italian hospitals each year. During 2016, 2015, and 2014 the Company sold €10.0 million, €10.9 million, and €9.8 million ($11.1 million, $11.9 million, and $12.8 million) of receivables, respectively. The estimated related fee for 2016, 2015 and 2014 was $0.4 million, $0.5 million and $0.4 million, respectively, which is recorded as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

15.	Business segment information

We manage our business by our four SBUs: BioStim, Biologics, Extremity Fixation, and Spine Fixation. These SBUs represent the operating segments for which our Chief Executive Officer, who is also Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among business units. The primary metric used by the CODM in managing the Company is net margin, which is defined as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, our reporting segment information has been prepared based on our four SBUs.

BioStim

The BioStim SBU manufactures, distributes, and provides support services of market leading bone growth stimulator devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). This SBU uses distributors and sales representatives to sell its devices to hospitals, healthcare providers, and patients, primarily in the U.S.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s exclusive regeneration tissue forms. Biologics markets its tissues through a network of distributors and independent sales representatives to supply to hospitals, doctors, and other healthcare providers, primarily in the U.S. Our partnership with MTF allows us to exclusively market our Trinity Evolution and Trinity ELITE tissue forms for musculoskeletal defects to enhance bony fusion.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors and sales representatives to sell orthopedic products to hospitals, doctors, and other health providers, globally.

Spine Fixation

The Spine Fixation SBU specializes in the design, development and marketing of a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and sales representatives to sell spine products to hospitals, doctors and other healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

The table below presents net sales by reporting segment:

	Year Ended December 31,
	2016		2015		2014
(U.S. Dollars, in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
BioStim	$176,561	43.1%	$164,955	41.6%	$154,676	38.5%
Biologics	57,912	14.1%	59,832	15.1%	55,881	13.9%
Extremity Fixation	102,683	25.1%	96,034	24.2%	109,678	27.3%
Spine Fixation	72,632	17.7%	75,668	19.1%	82,042	20.4%
Net sales	$409,788	100.0%	$396,489	100.0%	$402,277	100.0%

The following table presents net margin by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2016	2015	2014
BioStim	$75,469	$67,878	$66,096
Biologics	26,891	27,226	26,629
Extremity Fixation	30,526	29,493	31,586
Spine Fixation	8,650	8,547	14,243
Corporate	(888)	(1,260)	(1,736)
Net margin	$140,648	$131,884	$136,818
General and administrative	74,404	87,157	79,074
Research and development	28,803	26,389	24,994
Restatements and related costs	2,005	9,083	15,614
Charges related to U.S. Government resolutions	14,369	—	—
Operating income	$21,067	$9,255	$17,136

The following table presents depreciation and amortization by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2016	2015	2014
BioStim	$2,754	$2,933	$1,623
Biologics	1,011	1,157	1,161
Extremity Fixation	5,742	6,636	8,442
Spine Fixation	8,118	10,050	11,711
Corporate	3,216	147	(59)
Total	$20,841	$20,923	$22,878

Geographical information

The following data includes net sales by geographic destination:

(U.S. Dollars, in thousands)	2016	2015	2014
U.S.	$316,873	$305,505	$294,682
Italy	16,664	15,655	19,573
United Kingdom	10,362	11,376	11,402
Brazil	11,334	13,512	19,633
Others	54,555	50,441	56,987
Net sales	$409,788	$396,489	$402,277

The following data includes property, plant and equipment by geographic area:

(U.S. Dollars, in thousands)	2016	2015
U.S.	$38,398	$42,534
Italy	7,013	6,015
United Kingdom	617	998
Brazil	769	1,036
Others	2,119	1,723
Total	$48,916	$52,306

16.	Share-based compensation

At December 31, 2016, the Company had stock option and award plans, and an employee stock purchase plan.

2012 Long Term Incentive Plan

The Board of Directors adopted the Orthofix International N.V. 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, subject to shareholder approval, which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors and consultants and advisors who perform services for the Company and the Company’s subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options, however, are only available to the Company’s employees. Awards granted under the 2012 LTIP expire no later than ten years after the date of grant. The Company reserves a total of 3,200,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2016, there were 787,646 options outstanding under the 2012 LTIP Plan, of which 264,673 were exercisable. In addition, there were 551,229 shares of unvested restricted stock outstanding, some of which contain performance conditions, and 151,575 units of performance stock units outstanding under the plan as of December 31, 2016.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) reserved 3.1 million shares for issuance (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans). At December 31, 2016, there were 199,533 options outstanding under the 2004 LTIP Plan, of which 199,533 were exercisable; in addition, there were no shares of unvested restricted stock outstanding.

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

Due to the compensatory nature of such plan, the Company records the related share based compensation in the consolidated statement of operations. The aggregate number of shares reserved for issuance under the Stock Purchase Plan is 1,850,000. As of December 31, 2016, 1,385,169 shares had been issued.

Share-Based Compensation Expense

The following tables present the detail of share-based compensation by line item in the consolidated statements of operations as well as by award type, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2016	2015	2014
Cost of sales	$553	$440	$137
Sales and marketing	1,230	1,304	1,701
General and administrative	13,132	5,051	3,578
Research and development	1,051	419	308
Total	$15,966	$7,214	$5,724

	Year Ended December 31,
(U.S. Dollars, in thousands)	2016	2015	2014
Stock options	$2,021	$1,437	$1,391
Time-based restricted stock awards	6,016	4,606	3,400
Performance-based restricted stock awards	5,716	—	—
Performance-based and market-based restricted stock units	948	—	—
Stock purchase plan	1,265	1,171	933
Total	$15,966	$7,214	$5,724

The income tax benefit related to this expense was $4.3 million, $1.6 million, and $1.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Stock Options

The fair value of service-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period net of actual forfeitures. The fair value of market-based stock options is determined at the date of the grant using the Monte Carlo valuation methodology, with such value recognized as expense over the requisite service period adjusted for forfeitures as they occur. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied.

A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the year is shown in the following table.

	Year Ended December 31,
Assumptions:	2016	2015	2014
Expected term (in years)	4.50	4.50	5.00
Expected volatility	30.6% – 32.3%	31.1% – 31.6%	31.7% – 34.5%
Risk free interest rate	1.07% – 1.92%	1.37% – 1.54%	1.52% – 1.70%
Dividend yield	—	—	—
Weighted average grant date fair value	$11.79	$9.49	$10.45

The expected term of the options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the historical volatility of the Company’s common stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. Expected volatility is estimated based on the historical volatility of the Company’s stock.

Summaries of the status of the Company’s stock option plans as of December 31, 2016 and 2015 and changes during the year ended December 31, 2016 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2015	1,412,602	$34.26
Granted	250,432	$43.04
Exercised	(469,945)	$34.50
Forfeited	(55,910)	$35.04
Outstanding at December 31, 2016	1,137,179	$36.05	6.69
Vested and expected to vest at December 31, 2016	1,137,179	$36.05	6.69
Exercisable at December 31, 2016	464,206	$33.76	4.57

The table below summarizes the options outstanding and exercisable by exercise price range as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.62 – $25.01	106,207	5.74	$22.32	80,271	$22.55
$25.05 – $29.23	102,750	5.06	$27.57	82,750	$27.82
$30.78 – $32.28	99,650	6.63	$31.96	57,288	$31.90
$33.12 – $33.12	142,815	8.50	$33.12	35,708	$33.12
$33.24 – $36.25	121,875	7.74	$35.51	52,051	$35.82
$36.46 – $40.19	262,750	6.64	$38.93	45,438	$39.24
$41.73 – $42.89	59,500	4.71	$41.93	37,500	$41.37
$44.39 – $44.39	168,432	9.50	$44.39	—	$—
$44.87 – $50.50	65,700	0.48	$45.17	65,700	$45.17
$50.99 – $50.99	7,500	0.04	$50.99	7,500	$50.99
$16.62 – $50.99	1,137,179	6.69	$36.05	464,206	$33.76

As of December 31, 2016, the unamortized compensation expense relating to options granted and expected to be recognized was $3.2 million. This amount is expected to be recognized through December 2020 or over a weighted average period of approximately 1.6 years. The total intrinsic value of options exercised was $4.3 million, $0.7 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $36.18 closing price of the Company’s stock on December 31, 2016. The aggregate intrinsic value of options outstanding was $3.3 million, $8.0 million and $2.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The aggregate intrinsic value of options exercisable was $2.2 million, $4.3 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Time-based Restricted Stock Awards

During the year ended December 31, 2016, the Company granted to employees and non-employee directors 186,515 shares of restricted stock, which vest at various dates through November 2020. During the year ended December 31, 2015, the Company granted to employees and non-employee directors 203,618 shares of restricted stock, which vest at various dates through August 2019. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, is recognized on a straight-line basis over the vesting period, net of actual forfeitures. The aggregate fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $5.5 million, $5.6 million and $2.5 million, respectively. Unamortized compensation expense related to restricted stock amounted to $10.6 million at December 31, 2016, and is expected to be recognized over a weighted average period of approximately 2.4 years.  The aggregate intrinsic value of restricted stock outstanding was $13.0 million, $14.9 million and $11.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Performance-based Restricted Stock Awards

The fair value of performance-based restricted stock awards is calculated based upon the closing stock price at the date of grant. Such value is recognized as expense over the derived requisite service period beginning in the period in which they are deemed probable to vest, net of actual forfeitures. Vesting probability is assessed based upon forecasted earnings and financial results.

During the year ended December 31, 2016, the Company did not grant any performance-based restricted stock awards to employees. During the year ended December 31, 2015, the Company granted to employees 110,660 shares of performance-based restricted stock, which vest based upon the achievement of certain earnings or return on invested capital targets as of and for any of the years ended December 31, 2016, 2017, or 2018. Approximately $5.7 million of compensation expense has been recorded for the year ended December 31, 2016 associated with the determination in 2016 that it is probable the performance criteria related to certain grants of the Company’s performance-based vesting restricted stock will be achieved. No expense was recorded for the years ended December 31, 2015 and 2014, related to performance-based restricted stock. Unamortized compensation expense related to performance-based restricted stock amounted to $0.9 million at December 31, 2016, which is contingent upon meeting certain performance-based vesting criteria and is expected to be recognized over a weighted average period of approximately 2.0 years. The aggregate intrinsic value of performance-based restricted stock awards outstanding was $7.0 million, $7.6 million and $2.6 million for the years ended December 31, 2016, 2016, and 2014, respectively.

Performance-based and Market-based Restricted Stock Units

The Company’s performance-based stock units (“PSUs”) consist of awards that contain either market conditions or performance conditions as a requirement for vesting.

The fair value of market-based PSUs is determined at the date of the grant using the Monte Carlo valuation methodology, with any discounts for post-vesting restrictions estimated using the Chaffe Model. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied. Such value is recognized on a straight-line basis over the vesting period, net of actual forfeitures. During the year ended December 31, 2016, the Company granted 96,245 shares of market-based PSUs to executive officers and certain employees. The awards, if the market conditions are achieved, will be settled in shares of common stock, with one share of common stock issued per PSU if targets are achieved at the 100% level. Awards may be achieved at a minimum level of 50% and a maximum of 200%. The market conditions are based on the Company’s stock achieving certain total shareholder return targets relative to specified index companies during a 3-year performance period beginning on July 1, 2016. The Company recorded $0.9 million in compensation expense for the year ended December 31, 2016, and no expense for the years ended December 31, 2015 and 2014, respectively related to market-based PSUs. Unamortized compensation expense for market-based PSUs amounted to $3.8 million at December 31, 2016, and is expected to be recognized over a weighted average period of approximately 2.5 years. The aggregate intrinsic value of market-based PSUs outstanding was $3.5 million, $0.0 million, and $0.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The fair value of performance-based PSUs is calculated based upon the closing stock price at the date of grant. Such value is recognized as expense over the derived requisite service period beginning in the period in which the awards are deemed probable to vest. Vesting probability is assessed based upon forecasted earnings and financial results. During the year ended December 31, 2015, the Company granted 55,330 shares of performance-based PSUs to employees, which vest based upon the achievement of certain earnings or return on invested capital targets for the year ended December 31, 2018. The Company has not recorded any compensation expense for the years ended December 31, 2016, 2015, or 2014 related to performance-based PSUs as the performance conditions are not currently considered probable to vest. Unamortized compensation expense related to performance-

based PSUs amounts to $1.8 million at December 31, 2016 and is expected to be recognized over a weighted average period of approximately 2.0 years, if all performance conditions are met. The aggregate intrinsic value of performance-based PSUs outstanding was $2.0 million, $2.2 million, and $0.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

A summary of the status of our restricted stock and stock units as of December 31, 2016 and 2015 and changes during the year ended December 31, 2016 are presented below:

	Time-based Awards		Performance-based Awards		Performance-based or Market-based Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2015	379,138	$32.15	192,310	$34.45	55,330	$33.12
Granted	186,515	$43.73	—	$—	96,245	$49.53
Vested	(171,451)	$31.86	—	$—	—	$—
Cancelled	(35,283)	$32.54	—	$—	—	$—
Non-vested as of December 31, 2016	358,919	$38.27	192,310	$34.45	151,575	$43.54

17.	Pensions and deferred compensation

Defined Contribution Plans

Orthofix Inc. sponsors a defined contribution plan (the “401(k) Plan”) covering substantially all full time US employees. The 401(k) Plan allows participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2016, 2015 and 2014, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately $1.9 million, $2.0 million and $1.7 million, respectively.

The Company also operates defined contribution pension plans for its international employees meeting minimum service requirements. The Company’s expenses for such pension contributions during each of the years ended December 31, 2016, 2015 and 2014 were $1.0 million, $1.1 million and $0.8 million, respectively.

Deferred Compensation Plans

Under Italian Law, our Italian subsidiary accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. The accrual for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal, which is regulated by a national contract and is equal to approximately 3.8% of total commissions earned from the Company. The Company’s relations with its Italian employees, who represent 19.3% of total employees at December 31, 2016, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. The Company is not a party to any other collective bargaining agreement.

The Orthofix Deferred Compensation Plan, administered by the Board of Directors of the Company, effective January 1, 2007, and as amended and restated effective January 1, 2009, is a plan intended to allow a select group of key management and highly compensated employees of the Company to defer the receipt of compensation that would otherwise be payable to them. As of January 1, 2011 the Company disallowed further contributions into the plan and any new plan participants. Distributions are made in accordance with the requirements of Code Section 409A.

The Company’s expense for both deferred compensation plans described above was approximately $0.1 million for each of the years ended December 31, 2016, 2015, and 2014. There were $0.1 million in deferred compensation payments made in 2016, none in 2015, and $0.3 million in 2014. The balance in other long-term liabilities as of December 31, 2016 and 2015 was $1.5 and $1.5 million, respectively, and represents the amount which would be payable if all the employees and agents had terminated employment at that date.

18.	Income taxes

Income (loss) from continuing operations before provision for income taxes consisted of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2016	2015	2014
U.S.	$23,006	$15,480	$17,532
Non-U.S.	(3,982)	(6,973)	(5,076)
Income before income taxes	$19,024	$8,507	$12,456

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and income tax basis of assets and liabilities, and for operating losses and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those items are expected to be realized. Tax law and rate changes are recorded in the period such changes are enacted. The Company establishes a valuation allowance when it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future.

The provision for income taxes on continuing operations consists of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2016	2015	2014
U.S.
Current	$558	$6,792	$5,067
Deferred	9,296	(1,146)	2,825
	9,854	5,646	7,892
Non-U.S.
Current	4,509	3,661	18,186
Deferred	1,164	1,542	(9,878)
	5,673	5,203	8,308
Income tax expense	$15,527	$10,849	$16,200

The rate reconciliation for continuing operations presented below is based on the U.S. federal income tax rate, rather than the Company’s country of domicile tax rate. The Company believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

	2016		2015		2014
(U.S. Dollars, in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$6,658	35.0%	$2,978	35.0%	$4,360	35.0%
State taxes, net of U.S. federal benefit	395	2.1	521	6.1	1,439	11.6
Foreign rate differential, including withholding taxes	(805)	(4.2)	(1,934)	(22.7)	2,386	19.1
Charges related to U.S. Government resolutions	2,050	10.8	—	—	—	—
Valuation allowances, net	6,149	32.3	10,952	128.7	8,672	69.6
Change in estimate on compensation expenses	(2,151)	(11.3)	—	—	—	—
Italian subsidiary intangible asset	(1,477)	(7.8)	(2,076)	(24.4)	(2,546)	(20.4)
Change of intention for foreign earnings	1,300	6.8	—	—	—	—
Domestic manufacturing deduction	—	—	(469)	(5.5)	(377)	(3.0)
Unrecognized tax benefits, net of settlements	3,049	16.0	406	4.8	1,370	11.0
Other, net	359	1.9	471	5.5	896	7.2
Income tax expense/effective rate	$15,527	81.6%	$10,849	127.5%	$16,200	130.1%

During 2016, the Company revised its estimate relating to the deductibility of certain compensation expenses. This change in estimate reduced income tax expense and increased net income from continuing operations by $2.4 million and increased earnings per share by $0.13 for the year ended December 31, 2016.

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
(U.S. Dollars, in thousands)	2016	2015
Intangible assets and goodwill	$2,628	$2,931
Inventories and related reserves	17,665	17,640
Deferred revenue and cost of goods sold	11,263	14,358
Other accruals and reserves	4,066	5,622
Accrued compensation	6,747	2,964
Allowance for doubtful accounts	2,898	2,863
Accrued interest	4,621	17,300
Net operating loss carryforwards	37,930	38,010
Other, net	3,032	3,379
	90,850	105,067
Valuation allowance	(41,701)	(43,340)
Deferred tax asset	$49,149	$61,727
Withholding taxes	(648)	(253)
Property, plant and equipment	(1,176)	(4,168)
Deferred tax liability	(1,824)	(4,421)
Net deferred tax assets	$47,325	$57,306
The valuation allowance is primarily attributable to net operating loss carryforwards and temporary differences in certain foreign jurisdictions.  The net decrease in the valuation allowance of $1.6 million during the year principally relates to the reduction of valuation allowances on expiring net operating loss carryforwards, offset by current year losses for which no benefit is recognized.

The Company has U.S. federal net operating loss carryforwards of approximately $4.1 million that will expire in 2036 and state net operating loss carryforwards of approximately $15.1 million that will begin to expire in 2018. Additionally, the Company has net operating loss carryforwards in various foreign jurisdictions of approximately $155.5 million that begin to expire in 2017, the majority of which relate to the Company’s Netherlands operations.

During 2016, the Company changed its intention related to unremitted foreign earnings in its Puerto Rico subsidiary and certain United Kingdom subsidiaries. As a result of the change in intention, the Company recorded $ 1.3 million of income tax expense for the remitted and unremitted earnings in each of these subsidiaries. The Company’s current intention is to indefinitely reinvest substantially all of its other unremitted foreign earnings (residing outside Curaçao). As an entity incorporated in Curaçao, “foreign earnings” refer to both U.S. and non-U.S. earnings.  Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings increased from $184.6 million at December 31, 2015 to $198.9 million at December 31, 2016. Determining the additional income tax that may be payable if such earnings are repatriated is not practicable.

The Company records a benefit for uncertain tax positions when the weight of available evidence indicates that it is more likely than not, based on an evaluation of the technical merits, that the tax position will be sustained on audit. The tax benefit is measured as the largest amount that is more than 50% likely to be realized upon settlement. The Company re-evaluates income tax positions periodically to consider changes in facts or circumstances such as changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. The Company includes interest and any applicable penalties related to income tax issues as part of income tax expense in its consolidated financial statements.

The Company’s unrecognized tax benefit was $18.4 million and $15.8 million for the years ended December 31, 2016 and 2015, respectively. The Company recorded interest and penalties on unrecognized tax benefits of  $2.1 million, $0.2 million, and less than $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, and had approximately $3.0 million and $0.8 million accrued for payment of interest and penalties as of December 31, 2016 and 2015, respectively. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. As of December 31, 2016, the Company does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2016, 2015, and 2014 follows:

(U.S. Dollars, in thousands)	2016	2015	2014
Balance as of January 1,	$15,763	$15,597	$723
Additions for current year tax positions	77	332	14,794
Increases (decreases) for prior year tax positions	2,551	(86)	145
Settlements of prior year tax positions	—	—	—
Expiration of statutes	(7)	(80)	(65)
Balance as of December 31,	$18,384	$15,763	$15,597

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state and foreign jurisdictions, including Italy and the United Kingdom. The statute of limitations with respect to federal and state tax filings is closed for years prior to 2012. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to 2012.

During the third quarter of 2015, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for 2012. Further, in October 2016, the Company was notified of an examination of its federal income tax return for 2013. The Company cannot reasonably determine if this examination, or any state and local tax examinations, will have a material impact on its financial statements and cannot predict the timing regarding resolution of these tax examinations.

19.	Earnings per share (EPS)

Basic EPS is computed using the weighted average number of common shares outstanding during each of the respective years. Diluted EPS is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the treasury stock method. The difference between basic and diluted shares, if any, largely results from common equivalent shares, which represents the dilutive effect of the assumed exercise of certain outstanding share options, the assumed vesting of restricted stock granted to employees and directors, or the satisfaction of certain necessary conditions for contingently issuable shares (see Note 16).

For each of the three years ended December 31, 2016, no adjustments were made to net income (loss) for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in the diluted EPS computations.

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares-basic	18,144,019	18,795,194	18,459,054
Effect of diluted securities:
Unexercised stock options and employee stock purchase plan	161,092	—	—
Unvested time-based restricted stock awards	138,291	—	—
Unvested performance-based restricted stock awards	19,759	—	—
Weighted average common shares-diluted	18,463,161	18,795,194	18,459,054

No adjustments have been made for any common stock equivalents for the years ended December 31, 2015 or 2014, because the effect would be anti-dilutive. There were 542,555; 1,033,731 and 1,229,781 outstanding options, restricted stock, and performance-based or market-based equity awards not included in the diluted earnings per share computation for the years ended December 31, 2016, 2015 and 2014, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based awards, all necessary conditions have not been satisfied by the end of the respective period.

20. Quarterly financial data (unaudited)

	2016
(U.S. Dollars, in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$98,679	$104,075	$98,497	$108,537	$409,788
Cost of sales	22,137	22,516	19,880	23,320	87,853
Gross profit	76,542	81,559	78,617	85,217	321,935
Operating expense	69,467	84,254	69,346	77,801	300,868
Operating income (loss)	7,075	(2,695)	9,271	7,416	21,067
Net income (loss) from continuing operations	4,576	(6,346)	10,384	(5,117)	3,497
Net income (loss)	$3,840	$(7,444)	$9,896	$(3,236)	$3,056
Net income (loss) per common share — basic:
Net income (loss) from continuing operations	$0.25	$(0.35)	$0.57	$(0.29)	$0.19
Net income (loss)	$0.21	$(0.41)	$0.55	$(0.18)	$0.17
Net income (loss) per common share — diluted:
Net income (loss) from continuing operations	$0.24	$(0.35)	$0.56	$(0.29)	$0.19
Net income (loss)	$0.20	$(0.41)	$0.54	$(0.18)	$0.17

	2015
(U.S. Dollars, in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$89,762	$100,954	$101,151	$104,622	$396,489
Cost of sales	19,339	21,910	23,865	21,411	86,525
Gross profit	70,423	79,044	77,286	83,211	309,964
Operating expense	77,615	74,116	73,147	75,831	300,709
Operating income (loss)	(7,192)	4,928	4,139	7,380	9,255
Net income (loss) from continuing operations	(7,737)	4,077	(788)	2,106	(2,342)
Net income (loss)	$(8,379)	$3,572	$(1,371)	$3,369	$(2,809)
Net income (loss) per common share — basic:
Net income (loss) from continuing operations	$(0.41)	$0.22	$(0.04)	$0.11	$(0.12)
Net income (loss)	$(0.45)	$0.19	$(0.07)	$0.18	$(0.15)
Net income (loss) per common share — diluted:
Net income (loss) from continuing operations	$(0.41)	$0.21	$(0.04)	$0.11	$(0.12)
Net income (loss)	$(0.45)	$0.19	$(0.07)	$0.18	$(0.15)