Form 10-K
period 2017-12-31
ORTHOFIX INTERNATIONAL N V
filed 2018-02-26
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging Growth Company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 30, 2017, as reported by the Nasdaq Global Select Market, was approximately $842.2 million.

As of February 23, 2018, 18,405,344 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement to be filed with the Commission in connection with the Orthofix International N.V. 2018 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

Orthofix International N.V.

Form 10-K for the Year Ended December 31, 2017

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict, including the risks described in Part I, Item 1A, “Risk Factors”. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, to reflect new information, the occurrence of future events or circumstances or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I

Item 1.	Business

In this Annual Report, the terms “we,” “us,” “our,” “Orthofix,” “the Company” and “our Company” refer to the combined operations of Orthofix International N.V. and its consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a global medical device company focused on musculoskeletal healing products and value-added services. Headquartered in Lewisville, Texas, we have four strategic business units (“SBUs”): BioStim, Extremity Fixation, Spine Fixation, and Biologics. Our products are widely distributed by our sales representatives, distributors and subsidiaries.

We have administrative and training facilities in the United States (“U.S.”), Italy, Brazil, the United Kingdom (“U.K.”), France, and Germany, and manufacturing facilities in the U.S. and Italy. We directly distribute products in the U.S., Italy, the U.K., Germany, France, and Brazil. In several of these and other markets, we also distribute our products through independent distributors.

Orthofix International N.V. was formed in 1987 and is a limited liability company operating under the laws of Curaçao. Our executive offices in Curaçao are located at 7 Abraham de Veerstraat, Curaçao.

Available Information and Orthofix Website

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Proxy Statement on Schedule 14A and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Annual Report. Our Internet website is located at www.orthofix.com. Our SEC filings are also available on the SEC website at www.sec.gov.

Business Segments

We manage our business by our four SBUs: BioStim, Extremity Fixation, Spine Fixation and Biologics, which accounted for 43%, 24%, 19%, and 14%, respectively, of our total net sales in 2017. The chart below presents net sales, which includes product sales and marketing service fees, by SBU for each of the years ended December 31, 2017, 2016, and 2015.

Financial information regarding our reportable business segments and certain geographic information is included in Part II, Item 7 of this Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the Consolidated Financial Statements in Item 8 of this Annual Report.

BioStim

The BioStim SBU manufactures, distributes, and provides support services for market-leading bone growth stimulation devices that enhance bone fusion. These class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (nonunions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, the safety and efficacy of which is supported by basic mechanism of action data in the scientific literature as well as published data from level one randomized controlled clinical trials. The devices are compatible with the STIM onTrack mobile application, which includes a first-to-market feature that enables physicians to remotely view patient adherence to treatment protocols. We currently have research and clinical studies underway to identify potential clinical indications for treating rotator cuff tears, odontoid fractures and osteoarthritis of the knee. This SBU sells almost exclusively in the U.S. using distributors and direct sales representatives to sell and deliver its devices to hospitals, healthcare providers, and patients.

BioStim Strategy

Our strategy for the BioStim SBU is to expand patient access to bone growth therapy devices that deliver noninvasive treatment for promoting healing in fractured bones and spinal fusions. Our key strategies are:

•	Promote competitive advantages of our recently launched products and STIM onTrack mobile app
•	Support adoption and reimbursement with:
o	North American Spine Society’s (NASS) Coverage Policy Recommendation
o	Post-market clinical research
•	Continue to invest in expanding our sales force
•	Bring to market new PEMF products addressing unmet clinical needs

BioStim Products

The following table and discussion identify our principal BioStim products by trade name and describe their primary applications:

Product	Primary Application

CervicalStim Spinal Fusion Therapy	PEMF non-invasive cervical spinal fusion therapy used to enhance bone growth

SpinalStim Spinal Fusion Therapy	PEMF non-invasive lumbar spinal fusion therapy used to enhance bone growth

PhysioStim Bone Healing Therapy	PEMF non-invasive appendicular skeleton healing therapy used to enhance bone growth in nonunion fractures

Spinal Therapy

Our bone growth therapy devices used in spinal applications are designed to enhance bone growth and the success rate of certain spinal fusions by stimulating the body’s own natural healing mechanism post-surgically. These non-invasive portable devices are intended to be used as part of a home treatment program prescribed by a physician.

We offer two spinal fusion therapy devices: the SpinalStim and CervicalStim devices. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. Research data shows that our PEMF signal induces mineralization and results in a process that stimulates new regeneration at the spinal fusion site. Some spine fusion patients are at greater risk of not achieving a solid fusion of new bone around the fusion site. These patients typically have one or more risk factors such as smoking, obesity or diabetes, or their surgery involves the revision of a failed fusion or the fusion of multiple levels of vertebrae in one procedure. For these patients, post-surgical bone growth therapy has been shown to significantly increase the probability of fusion success.

The SpinalStim device is a non-invasive spinal fusion stimulator system that has been commercially available in the U.S. since 1990. It is designed for the treatment of the lumbar region of the spine. The device uses proprietary technology and a wavelength to generate a PEMF signal. The U.S. Food and Drug Administration (the “FDA”) has approved the SpinalStim system as a spinal fusion adjunct to increase the probability of fusion success and as a non-operative treatment for salvage of failed spinal fusion at least nine months post-operatively.

Our CervicalStim product remains the only FDA-approved bone growth stimulator on the market indicated for use as an adjunct to cervical spine fusion surgery in patients at high-risk for non-fusion. The FDA approved this device in 2004, and it has been commercially available in the U.S. since 2005.

In late 2016, the North American Spine Society (“NASS”) issued first-of-its-kind coverage recommendations for electrical bone growth stimulators. These evidence-based coverage policy recommendations support the use of PEMF devices as an adjunct to spinal fusion surgery. The NASS coverage policy recommends the use of electrical stimulation for spinal fusion healing in all regions of the spine, including cervical and lumbar regions. Currently, Orthofix is the only company with a bone growth stimulator approved by the FDA as a noninvasive, adjunctive treatment option for cervical fusion. The validation of PEMF electrical stimulation from this leading surgical society has and is expected to continue to further support our efforts to expand the availability and use of the therapy to the many patients who can benefit from it.

In January 2017, we announced the FDA and European Commission CE mark approval for our next-generation SpinalStim and CervicalStim bone growth stimulators. The CervicalStim and SpinalStim systems available in the U.S. are accompanied by a new application for mobile devices called STIM onTrack. The mobile app includes a first-to-market feature that enables physicians to receive real-time data on how their patients are adhering to prescribed treatment protocols. Designed for use with smartphones and other mobile devices, the STIM onTrack tool helps patients follow their prescription with daily treatment reminders and a device usage calendar. The app is free and available through the iTunes App Store. In addition to the app, the next-generation bone growth stimulators include patient enhancements aimed at improving fit, comfort and ease of use.

Orthopedic Therapy

Our PhysioStim bone healing therapy products use PEMF technology similar to that used in our spine stimulators. The primary difference is that the PhysioStim devices are designed for use on the appendicular skeleton.

A bone’s regenerative power results in most fractures healing naturally within a few months. In the presence of certain risk factors, however, some fractures do not heal or heal slowly, resulting in “nonunions.” Traditionally, orthopedists have treated such fracture conditions surgically, often by means of a bone graft with fracture fixation devices, such as bone plates, screws or intramedullary rods. These are examples of “invasive” treatments. Our patented PhysioStim bone healing therapy products are designed to use a low level of PEMF signals to noninvasively activate the body’s natural healing process. The devices are anatomically designed, allowing ease of placement, patient mobility, and the ability to cover a large treatment area.

Future Applications

We have sponsored research at Cleveland Clinic, New York University and University of Medicine and Dentistry of New Jersey, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and efficacy of healing. From this effort, a total of six studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic, allowing for characterization and visualization of the Orthofix PEMF waveform, is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data, along with additional clinical data, could represent new clinical indication opportunities for our regenerative stimulation solutions.

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a global network of distributors and sales representatives to sell its orthopedic products to hospitals and healthcare providers.

Extremity Fixation Strategy

Our strategy for the Extremity Fixation SBU is to continue to provide highly valued external and internal temporary to definitive fixation devices used in fracture repair, deformity correction and bone reconstruction. Our key strategies are:

•	Geographic market & product focus on:
o	Pediatrics & deformity correction worldwide
o	Foot & ankle in the U.S.
o	Trauma in selected geographies
•	Promote the advantages of our JuniOrtho pediatric portfolio and support tools
•	Leverage the market acceptance of TL-Hex
•	Continue the strong pace of new product launches
•	Acquire or license products, technologies and companies to support these market opportunities.

Extremity Fixation Products

The following table and discussion identify our principal Extremity Fixation products by trade name and describe their primary applications:

Product	Primary Application

External Fixator	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus, XCaliber and Gotfried P.C.C.P

Eight-Plate + Guided Growth System	The 2nd generation plate for treatment for bowed legs or knock knees of children

LRS Advanced Limb Reconstruction System	External fixation for limb lengthening and corrections of deformity

TrueLok	Ring fixation system for trauma, limb lengthening, and deformity correction

TL-HEX TrueLok Hexapod System (“TL-HEX”)	Hexapod external fixation system for trauma and deformity correction with associated software

HEX RAY	An innovative software to manage pre-operation and post-operation planning in connection with the TL-HEX system

Galaxy Fixation System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps

VeroNail Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Ankle Hind Foot Nailing System (“AHN”)	An extension of the Centronail range of intramedullary nails

Chimaera Hip Fracture System	A strong, versatile hip nail that allows fixation to be adapted to the type of fracture being treated

Agile Nail	A small rigid intramedullary nail to treat adolescent patients

MJ FLEX	An innovative elastic nail with a unique design to be used in pediatric patients

OSCAR	Ultrasonic bone cement removal

Ankle Hindfoot Nail (“AHN”)	A differentiated solution for hindfoot fusions

Product	Primary Application

Contours Lapidus Plating System (“LPS”)	A plate design contoured specifically for a tarsometatarsal (“TMT”) fusion

Contours VPS Volar Plating System III	The 3rd generation of plates to treat distal radius fractures

We provide internal and external fixation solutions for extremity repair and deformity correction, both for adults and children. Our fracture repair products consist of fixation devices designed to stabilize a broken bone until it can heal. With these devices, we can treat simple and complex fracture patterns along with achieving deformity corrections.

External Fixation

External fixation devices are used to stabilize fractures and offer an ideal treatment for complex fractures, fractures near the joints and in patients with known risk factors or co-morbidities. The treatment method entails the use of bone screws and/or wires which are inserted percutaneously into the bone and stabilized with an external device. The treatment is minimally invasive and allows external manipulation of the bone to obtain and maintain final bone alignment (reduction). The bone is fixed in this way until healing. External fixation devices may also be used temporarily in complex trauma cases to stabilize the fracture prior to treating it definitively. In these situations, the device offers rapid fracture stabilization, which is important in life saving as well as limb salvage procedures.

The Galaxy Fixation System is a modular external fixation system indicated for fracture treatment in the upper and lower limbs. The system incorporates a streamlined combination of clamps, with both pin-to-bar and bar-to-bar coupling capabilities, offering a complete range of applications, including specific anatomic units for the elbow, shoulder and wrist. It is designed both for temporary as well as definitive fracture fixation. It is also available in sterile kits for convenience and ease of use.

The XCaliber external fixator, made of lightweight radiolucent material, offers improved X-ray visualization of the fracture and alignment. It is available in three configurations for the treatment of long bone fractures, fractures near joints, and ankle fractures. XCaliber fixators are supplied pre-assembled, ready to use, in sterile kits to decrease time in the operating room.

The LRS Advanced Limb Reconstruction System uses callus distraction to lengthen bone in a variety of procedures, including monofocal lengthening and corrections of deformity. Its multifocal procedures include bone transport, simultaneous compression and distraction at different sites, bifocal lengthening, and correction of deformities with shortening.

The TrueLok Ring Fixation System is a surgeon-designed, lightweight external fixation system for limb lengthening and deformity correction. In essence, a ring fixation construct consists of circular rings and semi-circular external supports centered on the patient’s limb and secured to the bone by crossed, tensioned wires and half pins. The rings are connected externally to provide stable bone fixation. The main external connecting elements are threaded rods, linear distractors, or hinges and angular distractors, which allow the surgeon to adjust the relative position of rings to each other. The ring positions are manipulated either acutely or gradually in precise increments to perform the correction of the deformity, limb lengthening, or bone segment transportation as required by the surgeon. Created with pre-assembled function blocks, the TrueLok products are a simple, stable, versatile ring fixation system.

Building on the TrueLok brand, the TL-HEX TrueLok Hexapod System was released in 2012 in international markets and in 2015 in the U.S. TL-HEX is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok frame. The system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings’ position is adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All the basic components from the TrueLok Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates as well as other assembly components and instrumentation) can be utilized with the TL-HEX system; therefore, external supports from both systems can be connected to each other when building fixation blocks.

The new addition of HEX-Ray software to the TL-HEX platform allows a unique and realistic representation of the case using real x-rays and providing more accurate and user-friendly management of the surgery. The software is intended to help the surgeon save time by avoiding undesired corrections and mistakes related to software management.

Linked to the TL and TL-HEX line, the Company has also developed a patient app to support the patient in the TL-HEX fixator daily management. The patient is an active part in the healing process and the app is designed to improve the communication and connection with the hospital staff by saving time, optimizing the number of visits to the clinic, and supporting the patient with motivational messages and an online tutorial to sort out the most common issues. Also related to the TL and TL-HEX line, but specifically developed for younger patients, the Company created the Edugame, an online app to help patient learn by playing a virtual game. It has been developed with psychologist involvement in order to deliver useful information in an effective way.

Our proprietary XCaliber bone screws are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue and improves bone grip. Other screws in this proprietary line do not include the hydroxyapatite coating, but offer different advantages such as patented thread designs for better adherence in hard or poor quality bone. Adding to the XCaliber bone screw product line are our cylindrical screws, which are geared towards the trauma applications of the Galaxy Fixation System. We believe we have a full line of bone screws to meet the demands of the market.

In 2017, Orthofix introduced JuniOrtho, a new brand identity for extremity fixation pediatric products. JuniOrtho is a range of products and resources, dedicated to pediatrics and young adults with bone fractures and deformities. With a long history of developing innovative and leading-edge solutions, Orthofix has brought all of its pediatric expertise and products under the JuniOrtho banner.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone that requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arm or leg (e.g., humerus, femur or tibia). Alternatively, a plate is attached by screws to an area such as a broken wrist, hip or foot. Examples of our internal fixation devices include:

•

The Chimaera Hip Nailing System indicated for the treatment of hip fractures. The Chimaera hip nail is designed to offer improvements over currently available nails by taking advantage of decades of knowledge in hip nailing. The result is a strong, versatile nail that allows fixation to be adapted to the type of fracture being treated.  An all-in-one dedicated instrument tray contains a color-coded instrument set designed for increased precision during the surgical steps as well as intuitive instrument selection.

•

The VeroNail is indicated for the treatment of hip fractures. The nail design is minimally-invasive to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

•

The Centronail Titanium Nailing System comprises a range of titanium nails to stabilize fractures in the femur, tibia and humerus. The system offers improved mechanical distal targeting and minimal instrumentation to optimize inventory.

•	The Ankle Hindfoot Nail, which is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails.
•

The Agile Nail, which is designed to treat femoral fractures in patients where a small rigid nail is needed. Its unique design requires less inventory, and the Agile nail is the smallest titanium nail currently available in the market. This provides further benefits such as reduced invasiveness and lightness.

•

The MJ Flex is an elastic nail system that innovates a technique considered to be the gold standard in the treatment of pediatric fractures. The unique shape of the nail offers improved strength, better visibility, more rigidity, and potentially a reduced usage of x-rays. The system is available in different sizes, both in titanium and stainless steel.

In addition to treating bone fractures, we also design, manufacture and distribute devices intended to treat congenital bone conditions, such as angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma. An example of a product offered in this area is the Eight-Plate Guided Growth System.

Spine Fixation

The Spine Fixation SBU designs, develops and markets a portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.

Spine Fixation Strategy

Our vision for the Spine Fixation SBU is to become the clear first choice for our distributors and surgeons by demonstrating strength in partnership. Our key strategies are:

•	Continue to engage and expand global sales force
•	Cultivate independent sales force vs. direct reps in U.S.
•	Continue the strong pace of new product launches
•	Provide exceptional training and education programs for reps and surgeons
•	Acquire or license products, technologies and companies to increase the scale of this business.

Spine Fixation Products

The following table and discussion identify our key Spine Fixation products by trade name and describe their primary applications:

Product	Primary Application

FORZA XP Expandable Spacer System

A titanium expandable spacer system for Posterior Lumbar Interbody Fusion (“PLIF”) and Transforaminal Lumbar Interbody Fusion (“TLIF”) procedures featuring a large graft window with the ability to pack post expansion in situ

CETRA Anterior Cervical Plate System	An anterior cervical plate system offering a low profile plate with an intuitive locking mechanism, large graft windows, a high degree of screw angulation and simplified instrumentation

CONSTRUX Mini PEEK / Titanium Composite (“PTC”) Spacer System	A cervical interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a Polyetheretherketones (“PEEK”) core to maintain imaging characteristics

FORZA PTC Spacer System	A posterior lumbar interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics

PILLAR SA PTC PEEK Spacer System	A standalone Anterior Lumbar Interbody Fusion (“ALIF”) lumbar interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics

FIREBIRD / FIREBIRD NXG Spinal Fixation System	A system of rods, crossbars and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

JANUS Midline Fixation Screw

An addition to the Firebird Spinal Fixation System designed to achieve more cortical bone purchase in the medial to lateral trajectory when compared to traditional pedicle screws and provides surgeons with the option of a midline approach

Connector System for revisions	A comprehensive system to reduce the complexity of revising and extending existing spinal constructs; this eliminates the need to remove existing hardware while providing stability at adjacent levels

CENTURION Posterior Occipital Cervico-Thoracic (“POCT”) System	A multiple component system comprised of a variety of non-sterile, single use components made of titanium alloy or cobalt chrome that allow the surgeon to build a spinal implant construct

SAMBA-SCREW System	A minimally invasive screw system that is intended for fixation of sacroiliac joint disruptions in skeletally mature patients

FIREBIRD Deformity Correction System	An extension to the Firebird Spinal Fixation System that provides additional instrument and implant options for complex thoracolumbar spine procedures

Product	Primary Application
PHOENIX Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird Spinal Fixation System designed to be implanted during a posterior thoracolumbar spine fusion procedure

LONESTAR Cervical Stand Alone (“CSA”)

A stand-alone spacer system designed to provide the biomechanical strength to a traditional or minimal invasive Anterior Cervical Discectomy and Fusion (“ACDF”) procedure with less disruption of patient anatomy and to preserve the anatomical profile

SKYHAWK Lateral Interbody Fusion System & Lateral Plate System

Provides a complete solution for the surgeon to perform a Lateral Lumbar Interbody Fusion, an approach to spinal fusion in which the surgeon accesses the intervertebral disc space using a surgical approach from the patient’s side that disturbs fewer structures and tissues

FORZA Spacer System	PEEK interbody devices for PLIF and TLIF procedures

PILLAR PL & TL PEEK Vertebral Body Replacement (“VBR”) System	PEEK interbody devices for PLIF and TLIF procedures

Spinal Repair Solutions

We provide a wide array of implants designed for use primarily in cervical, thoracic and lumbar fusion surgeries. These implants are made of either metal or a thermoplastic compound called PEEK. The majority of the implants that we offer are made of titanium metal. This includes the Cetra, 3°, Reliant and Hallmark cervical plates. Additionally, the Spinal Fixation System, the Firebird Spinal Fixation System, the Phoenix Minimally Invasive Spinal Fixation System, the Ascent, Ascent LE, and the Centurion POCT Systems are sets of rods, cross connectors and screws that are implanted during posterior fusion procedures. The Firebird Modular and pre-assembled Spinal Fixation Systems are designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with our product ProView MAP System. To complement our plates, rods and screw fixation options we offer an entire portfolio of cervical and thoracolumbar PEEK interbody devices within our Pillar and Forza product lines.  This interbody portfolio includes two stand-alone devices, Lonestar and Pillar SA, as well as the Construx Mini PTC system, a novel titanium composite spacer which offers a superior alternative to other plasma spray coated options currently available on the market.  We also offer specialty plates and screws that are used in less common procedures, and as such, are not manufactured by many device makers. These specialty implants include the New Bridge Laminoplasty Fixation System that is designed to expand the cervical vertebrae and relieve pressure on the spinal canal, the Samba-Screw System used in sacroiliac joint fixation, as well as the Unity plate which is used in anterior lumbar fusion procedures.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of regeneration tissue forms and distributes MTF Biologics (“MTF”) tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives. Our partnership with MTF allows us to exclusively market the Trinity Evolution and Trinity ELITE tissue forms for musculoskeletal defects to enhance bony fusion.

Biologics Strategy

In order to drive further adoption and use of our products, our strategy for the Biologics SBU is to educate physicians, both directly and through our sales force, of the surgical and patient benefits of using our portfolio of regenerative tissues and products to augment their surgical procedures and results. Our key strategies are:

•	Increase sales force coverage in the spine market and continue to expand into other orthopedic procedures
•	Cultivate independent sales force vs. direct reps in the U.S.
•	Continue to leverage the surgeon-preferred Trinity ELITE characteristics and clinical evidence
•	Accelerate new tissue development projects with MTF Biologics.

Biologics Products

The following table and discussion identify our principal Biologics products by trade name and describe their primary applications:

Product	Primary Application

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

We maintain interactive relationships with spine and orthopedic centers in the U.S. and Europe, including research and clinical organizations such as Sinai Hospital of Baltimore, Cleveland Clinic, Texas Scottish Rite Hospital for Children, and MTF. Several of the products that we market have been developed through these collaborations. In addition, we periodically receive suggestions for new products and product enhancements from the scientific and medical community, some of which result in Orthofix entering into assignment or license agreements with physicians and third parties. We also receive occasional requests for the production of customized instruments, some of which have resulted in new products.

In 2017, 2016 and 2015 we incurred $29.7 million, $28.8 million and $26.4 million, respectively, of research and development expense.

Patents, Trade Secrets, Assignments and Licenses

We rely on a combination of patents, trade secrets, assignment and license agreements, and non-disclosure agreements to protect our proprietary intellectual property. We own numerous U.S. and foreign patents, have numerous pending patent applications and have license rights under patents held by third parties. Our primary products are patented in the major markets in which they are sold. No assurance can be given that pending patent applications will result in issued patents, that patents issued or assigned to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage or protection. Third parties might also obtain patents that would require assignments to or licensing by us to conduct our business. We rely on confidentiality and non-disclosure agreements with key employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology.

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

Compliance and Ethics Program

It is fundamental policy of our Company to conduct business in accordance with the highest ethical and legal standards. We have a comprehensive compliance and ethics program, which is overseen by our Chief Ethics and Compliance Officer who reports directly to our Chief Executive Officer and the Compliance Committee of the Board of Directors. The program is intended to promote legal compliance and ethical business practices throughout our domestic and international businesses. It is designed to meet the standards set forth in guidance issued by the U.S. Department of Justice (“Evaluation of Corporate Compliance Programs” (February 2017)), the Office of Inspector General (HCCA-OIG “Measuring Compliance Program Effectiveness: A Resource Guide” (March 2017)) and by the U.S. Sentencing Commission (“Effective Compliance and Ethics Programs (November 2014)) and to prevent and detect violations of applicable federal, state and local laws. Key elements of the program include:

•	Organizational oversight by senior-level personnel responsible for the compliance function within our Company;
•	Written standards and procedures, including a Corporate Code of Conduct;
•	Methods for communicating compliance concerns, including anonymous reporting mechanisms;
•	Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action;
•	Compliance education and training for employees and contracted business associates;
•	Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness;
•	Disciplinary guidelines to enforce compliance and address violations;

•	Due diligence reviews of high risk intermediaries and exclusion lists screening of employees and contracted business associates; and
•	Risk assessments to identify areas of compliance risk.

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

Unless an exemption applies, each medical device we commercially distribute in the U.S. is covered by either premarket notification (“510(k)”) clearance, letter to file, approval of a premarket approval application (“PMA”), or some other approval from the FDA. The FDA classifies medical devices into one of three classes, which generally determine the type of FDA approval required. Devices deemed to pose low risk are placed in class I, while devices that are considered to pose moderate risk are placed in class II, and devices deemed to pose the greatest risks requiring more regulatory controls necessary to provide a reasonable assurance of safety and effectiveness, or devices deemed not substantially equivalent to a device that previously received 510(k) clearance (as described below), are placed in class III. Our Spine Fixation and Extremity Fixation products are, for the most part, class II devices and the instruments used in conjunction with these products are generally class I. Our BioStim bone growth therapy products are classified as class III by the FDA, and have been approved for commercial distribution in the U.S. through the PMA process.

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

To market our devices within the member states of the European Union, we are required to comply with the European Medical Device Directives. Under the European Medical Device Directives, all medical devices must bear the CE mark. To obtain authorization to affix the CE mark to our products, a recognized European Notified Body must assess our quality systems and the product’s conformity to the requirements of the European Medical Device Directives. We are subject to an annual inspection by a Notified Body for compliance with these requirements.

Our Biologics SBU markets tissue for bone repair and reconstruction under the brand names Trinity Evolution and Trinity ELITE, our allogeneic bone matrices comprised of cancellous bone containing viable stem cells and a demineralized cortical bone component. These allografts are regulated under the FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device, biologic or a drug. The Biologics SBU also distributes certain surgical implant products known as “allograft” products that are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. These tissues are regulated by the FDA as minimally-manipulated tissue and covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers of the Trinity Evolution, Trinity ELITE and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a description of these risks, see Item 1A Risk Factors.

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

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA and European Notified Bodies to determine our compliance with the FDA’s QSR and other international regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In addition to FDA inspections, all manufacturing facilities of the Company are subject to annual Notified Body inspections.

Moreover, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices. Our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. For a description of these risks, see Item 1A Risk Factors.

Accreditation Requirements

In addition, our subsidiary Orthofix Inc. has been accredited by the Accreditation Commission for Health Care, Inc. (“ACHC”) for medical supply provider services with respect to durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”). ACHC, a private, not-for-profit corporation, which is certified to ISO 9001:2000 standards, was developed by home care and community-based providers to help companies improve business operations and quality of patient care. Although accreditation is generally a voluntary activity where healthcare organizations submit to peer review their internal policies, processes and patient care delivery against national standards, the Centers for Medicare and Medicaid Services (“CMS”) required DMEPOS suppliers to become accredited. We believe that by attaining accreditation, Orthofix Inc. has demonstrated its commitment to maintain a higher level of competency and strive for excellence in its products, services, and customer satisfaction.

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

In Europe, the Data Protection Directive requires us to manage individually identifiable information in the EU and, the new General Data Protection Regulation may impose fines of up to four percent of our global revenue in the event of violations. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data.

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

Strategic Business Units

Our revenues are generated from the sales of products in our four SBUs: BioStim, Extremity Fixation, Spine Fixation and Biologics. See the chart below for the distribution of sales between each of our SBUs for each of the years ended December 31, 2017, 2016, and 2015.

Sales Network

We have a broad sales network comprised of direct sales representatives and distributors. This established sales network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in over 60 countries.

In our largest market, the U.S., our sales network is generally comprised of four sales forces, each addressing one of our business units, however some independent distributors sell products for more than one of our businesses. A hybrid distribution network of direct sales representatives and independent distributors sells products in our BioStim SBU, while primarily independent distributors sell products in our Extremity Fixation, Spine Fixation, and Biologics SBUs.

Outside the U.S., we employ direct sales representatives and contract with independent distributors. In order to provide support to our independent sales network, we have sales and marketing specialists who regularly visit independent distributors to provide training and product support.

Marketing and Product Education

We market and sell our products principally to physicians, hospitals, ambulatory surgery centers, integrated health delivery systems and other purchasing organizations.

We support our sales force through specialized training workshops in which physicians and sales specialists participate. We also produce marketing and training materials, including materials outlining surgical procedures, for our customers, sales force and distributors in a variety of languages using printed, video and multimedia formats. We also require all of our sales force, direct and independent, to undergo extensive product, policy, and compliance training to ensure adherence to our standards, policies, and applicable law.

To provide additional advanced training for physicians, consistent with the AdvaMed Code of Ethics (“AdvaMed Code”) and the MedTech Europe Code of Ethical Business Practice (“MedTech Code”), we organize regular multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America and in Lewisville, Texas. In recent years, thousands of surgeons from around the world attended these product education seminars, which included a variety of lectures from specialists, as well as demonstrations and hands-on workshops.

Competition

Our bone growth therapy products, which are part of our BioStim and Biologics SBUs, compete principally with similar products marketed by Zimmer Biomet, Inc.; DJO Global; and Bioventus. The Biologics HCT/P and Spine Fixation products we market compete with products marketed by Medtronic, Inc.; DePuy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer Biomet, Inc.; NuVasive, Inc.; Globus Medical Inc.; and various smaller public and private companies. For Extremity Fixation devices, our principal competitors include DePuy Synthes; Zimmer Biomet, Inc.; Stryker Corp.; and Smith & Nephew plc.

We believe we enhance our competitive position by focusing on product features such as ease of use, versatility, cost and patient acceptability, together with value-added services, such as Stim on Track and our JuniOrtho educational products and services. We attempt to avoid competing based solely on price. Overall cost and medical effectiveness, innovation, reliability, value-added service, and training are the most prevalent methods of competition in the markets for our products, and we believe we compete effectively.

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation, orthopedic, and spinal implant products, and subcontract the manufacture of a substantial portion of the component parts and instruments. We design and develop our AlloQuent Allograft HCT/Ps and subcontract its manufacturing. Through subcontracting a portion of our manufacturing, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education and marketing as well as quality assurance standards. Although certain of our key raw materials are obtained from a single source, we believe alternate sources for these materials are available. Further, we believe an adequate inventory supply is maintained to avoid product flow interruptions. Historically, we have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

The Trinity Evolution and Trinity ELITE HCT/Ps, for which we have exclusive marketing rights, are allograft tissue forms that are supplied to customers by MTF in accordance with orders received directly from us. MTF sources, processes and packages the tissue forms and is the sole supplier of the Trinity Evolution and Trinity ELITE HCT/Ps to our customers.

Our products are currently manufactured and assembled in the U.S. and Italy. We believe our plants comply in all material respects with the requirements of the FDA and all relevant regulatory authorities outside the U.S. For a description of the laws to which we are subject, see Item 1, “Business”, under the subheadings “Corporate Compliance and Ethics Program” and “Government Regulation.” We actively monitor each of our subcontractors in order to maintain manufacturing and quality standards and product specification conformity. In addition, we do not consider the backlog of firm orders to be material.

Employees

At December 31, 2017, we had 858 employees worldwide. Of these, 594 were employed in the U.S. and 264 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 184 at December 31, 2017, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe we have good relations with our employees.

eNeura Debt Security

On March 4, 2015, we entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provided us with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option, which expired in September 2016 without us exercising the Option. In consideration for the Option, (i) we paid a non-refundable $0.3 million fee to eNeura, and (ii) we loaned eNeura $15 million pursuant to a convertible, secured Promissory Note (the “eNeura Note”) that was issued to us. The principal amount of the eNeura Note is $15.0 million and interest accrues at 8.0%. The eNeura Note will mature on March 4, 2019 and interest is due when the eNeura Note matures, provided that if a change in control of eNeura (generally defined as a third-party acquisition of fifty percent or more of eNeura’s voting equity or all or substantially all of eNeura’s assets) occurs prior to the maturity date, the eNeura Note will automatically convert into preferred stock of eNeura, and the value of such preferred stock could be less than the principal amount of the note. The investment is recorded in other long-term assets as an available for sale debt security and any interest recognized is recorded in interest income. For additional discussion see Note 6 to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 1A.	Risk Factors

In addition to the other information contained in this Annual Report and the exhibits hereto, you should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Annual Report.

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

In connection with our self-reported FCPA violations, we instituted extensive remediation measures, including terminating employees, as well as relationships with third-party representatives and distributors, conducting a global review of our anti-corruption and anti-bribery program, implementing regular audits of our third-party distributors and sales agents and developing and implementing new global accounting policies to provide further structure and guidance to foreign subsidiaries, establishing an internal audit function, improving the quality of personnel in our Compliance department, and implementing enhanced anti-corruption compliance training for employees and certain third parties.  However, notwithstanding these efforts to make FCPA-related compliance a priority, our compliance policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors or agents.

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

We are subject to federal and state healthcare fraud, abuse and anti-self-referral laws, and could face substantial penalties if we are determined not to have fully complied with such laws.

Healthcare fraud and abuse regulations by federal and state governments impact our business. Healthcare fraud and abuse laws potentially applicable to our operations include:

•

the federal Anti-Kickback Statute, which prohibits knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);

•

the federal Stark law, which prohibits physician self-referral, specifically a referral by a physician of a Medicare or Medicaid patient to an entity providing designated health services if the physician or an immediate family member has a financial relationship with that entity;

•

federal false claims laws, which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal government payors that are false or fraudulent; and

•

state and non-U.S. laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental or non-U.S. governmental third-party payors, including commercial insurers.

Due to the breadth of some of these laws, there can be no assurance that we will not be found to be in violation of any such laws, and as a result we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations or the exclusion from participation in federal, non-U.S. or state healthcare programs. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

The CMS, in its ongoing implementation of the Medicare program, periodically reviews medical study literature to determine how the literature addresses certain procedures and therapies in the Medicare population. The impact that this information could have on Medicare coverage policy for our products is currently unknown, but we cannot provide assurances that the resulting actions will not restrict Medicare coverage for our products.  There can be no assurance that we or our distributors will not experience significant reimbursement problems in the future related to these or other proceedings. Globally, our products are sold in many countries, such as the U.K., France, and Italy, which have publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Any increase in such constraints may have a material adverse effect on our sales and collection of accounts receivable from such sales.

As required by law, the CMS has continued efforts to implement a competitive bidding program for selected durable medical equipment, prosthetic, orthotic supplies (“DMEPOS”) items paid for by the Medicare program. In this program, Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Bone growth stimulation products are currently exempt from this competitive bidding process. We cannot predict which products from any of our businesses may ultimately be affected or whether or when the competitive bidding process may be extended to our businesses. There can be no assurance that the implementation of the competitive bidding program will not have an adverse impact on the sales of some of our products.

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

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether, in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition, results of operations or cash flows. The process of obtaining FDA clearance and approvals to develop and market a medical device can be costly, time-consuming and subject to the risk that such clearances or approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification, or to reclassify an HCT/P, either of which could materially adversely impact our ability to market or sell our devices. For example, the FDA included Class III bone growth stimulator products in its 2015 strategic priority work plan, as part of a list of 21 product categories it would review for possible down classification.  Shortly after the issuance of the work plan, the Company, together with other manufacturers of bone growth stimulator products, submitted a public comment letter opposing the possible down classification. The FDA did not respond to the comment letter and has not taken any action with respect to the bone growth stimulator product category since publication of the 2015 work plan. If a down classification were to occur and new entrants to the market were able to create technology with comparable efficacy to our devices, our BioStim SBU could face additional competition, which could negatively affect its future sales.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. The ACA is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. Among other things, the ACA:

•

requires certain medical device manufacturers to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices; this excise tax was previously suspended until December 31, 2017. On January 22, 2018, the President signed the Extension of Continuing Appropriations Act, 2018, which extended the moratorium on the tax until December 31, 2019.

•

establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

•

implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

Certain legislative changes to and regulatory changes under the ACA have occurred in the 115th United States Congress. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the ACA remain possible. Any such future changes, depending on their nature, could have an adverse effect on our ability to maintain or increase sales of any of our products and achieve profitability.

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

Our ability to market our BioStim, Extremity Fixation, Spine Fixation, and Biologics products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, physicians, other healthcare providers and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers and patients.

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

During 2017, we continued to make improvements in revenues related to several new products we introduced to the market over the past several years, including the TL-HEX TrueLok Hexapod System, Galaxy Fixation System, Ankle Hind Foot Nailing System, Firebird NXG Spinal Fixation System, FORZA PTC Spacer System, Samba-Screw System, SKYHAWK Lateral Interbody Fusion System & Lateral Plate System, CENTURION POCT System, PILLAR SA PTC PEEK Spacer System, JANUS Midline Fixation Screw, and the Cetra Anterior Cervical Plate, among others. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

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

We may be adversely affected by a failure or compromise from a cyberattack or data breach, which could have an adverse effect on our business

We rely on information technology (IT) systems to perform our business operations, including processing, transmitting and storing electronic information, and interacting with customers, suppliers, healthcare payers, and other third parties. Like other medical device companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients or disrupt performance of our products or to access our proprietary information. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. In the U.S., Federal and State privacy and security laws require certain of our operations to protect the confidentiality of personal information including patient medical records and other health information. In Europe, the Data

Protection Directive requires us to manage individually identifiable information in the EU and, the new General Data Protection Regulation may impose fines of up to four percent of our global revenue in the event of violations. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We believe that we meet the expectations of applicable regulations and that the ongoing costs of compliance with such rules are not material to our business. However, there is no guarantee that we will be able to comply with these regulations, or otherwise avoid the negative reputational and other affects that might ensue from a significant data breach or failure to comply with applicable data privacy regulations, each of which could have significant adverse effects on our business, financial condition or results of operations.

We are dependent on third-party manufacturers for many of our products.

We contract with third-party manufacturers to produce many of our products, like many other companies in the medical device industry. If we or any such manufacturer fail to meet production and delivery schedules, it can have an adverse impact on our ability to sell such products. Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects and other similar events can delay production and inhibit our ability to bring a new product to market in timely fashion. For example, the supply of the Trinity Evolution and Trinity ELITE allografts are derived from human cadaveric donors, and our ability to market the tissues depends on our single supplier continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by the supplier in its processing methodology.

Termination of our existing relationships with our independent sales representatives or distributors could have an adverse effect on our business.

We sell our products in many countries through independent distributors. Generally, our independent sales representatives and our distributors have the exclusive right to sell our products in their respective territories. The terms of these agreements vary in length, generally from one to ten years. Under the terms of our distribution agreements, each party has the right to terminate in the event of a material breach by the other party and we generally have the right to terminate if the distributor does not meet agreed sales targets or fails to make payments on time. Any termination of our existing relationships with independent sales representatives or distributors could have an adverse effect on our business unless and until commercially acceptable alternative distribution arrangements are put in place. In addition, we operate in areas of the world that have been or may be disproportionately affected by recessions and we bear risk that existing or future accounts receivable may be uncollected if these distributors or hospitals experience disruptions to their business that cause them to discontinue paying ongoing accounts payable or become insolvent.

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

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing, research, development, finance and support positions. Hiring and retaining qualified executives, engineers, technical staff and sales representatives are critical to our business, and competition for experienced employees in the medical device industry can be intense. To attract, retain and motivate qualified executives and key employees, we utilize stock-based incentive awards such as employee stock options. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our results of operations and/or require us to increase the amount we expend on cash and other forms of compensation.

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

We have loaned $15 million to an early stage company and may not be able to recoup our investment.

On March 4, 2015, we entered into an option agreement with eNeura, Inc., a privately held medical technology company that is developing devices for the treatment of migraines. The option agreement provided us with an exclusive option until September 2016 to acquire eNeura, which we ultimately did not exercise. In consideration for the option, (i) we paid a non-refundable $0.3 million fee to eNeura, and (ii) we loaned eNeura $15 million pursuant to a convertible, secured promissory note that was issued to us, which note matures on March 4, 2019.

eNeura is using the proceeds of our loan to fund product development work related to its business and to fund its ongoing operations and no assurance can be made that eNeura’s business will ultimately be successful.  Although the promissory note is secured by many of eNeura’s assets (including its intellectual property assets), no assurance can be made that eNeura will be able to repay the promissory note when due in the event that the promissory note does not convert to equity.  In such an event, we could lose all or a substantial portion of our $15 million loan investment. In addition, if a change in control of eNeura (generally defined as a third-party acquisition of fifty percent or more of eNeura’s voting equity or all or substantially all of eNeura’s assets) occurs prior to the maturity date on March 4, 2019, the eNeura Note will automatically convert into preferred stock of eNeura, and the value of such preferred stock could be less than the principal amount of the note.

We face risks related to foreign currency exchange rates.

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. dollar, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2017 have had a favorable impact of $1.6 million on net sales outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we may enter into currency hedges from time to time.

Our global operations may expose us to tax risks

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Significant judgment and interpretation of tax laws are required to estimate our tax liabilities. Tax laws and rates in various jurisdictions may be subject to significant change as a result of political and economic conditions. Our effective income tax rate could be adversely affected by changes in those tax laws, including the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017; changes in the mix of earnings among tax jurisdictions; changes in the valuation of our deferred tax assets and liabilities; and the resolution of matters arising from tax audits.

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

Our subsidiaries, Orthofix Holdings, Inc., Victory Medical Limited, and Orthofix International B.V. maintain a $125 million secured revolving credit facility secured by a pledge of substantially all of our property.

On August 31, 2015, the Company, through its subsidiaries, Orthofix Holdings, Inc. and Victory Medical Limited (collectively the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) providing for a five-year secured revolving credit facility of $125 million.   On December 8, 2017, the Company amended the Credit Agreement and the primary provision of the Credit Agreement to be amended, among other things, was to add the Company’s subsidiary, Orthofix International B.V. as a Borrower, Guarantor, and a loan party. No amounts have been drawn on the credit facility as of the date hereof, but the Company may draw on this facility in the future.

The Company and certain of its existing and future U.S., U.K., and Netherlands domiciled subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of the Borrowers’ obligations under the Credit Agreement.  The obligations of the Borrowers and each of the Guarantors with respect to the Credit Agreement are secured by a pledge of substantially all of the tangible and intangible personal property of the Borrowers and each of the Guarantors, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their subsidiaries.

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

We believe that we are in compliance with the negative covenants, and there were no events of default, at December 31, 2017 (and in prior periods). However, there can be no assurance that the Company would be able to meet such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement, which could have a material adverse effect on our financial position in the event that we have significant amounts drawn under the facility at such time.

Risks Related to Potential Acquisitions and Divestitures

Our efforts to identify, pursue and implement new business opportunities (including acquisitions) may be unsuccessful and may have an adverse effect on our business.

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

Our principal facilities as of December 31, 2017 are as follows:

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

For a description of our material pending legal proceedings, refer to Note 11 to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFIX.” As of February 23, 2018, we had 262 holders of record of our common stock. The closing price of our common stock on February 23, 2018 was $53.68. The following table shows the high and low sales prices for our common stock for each of the two most recent fiscal years.

	High	Low
2016
First Quarter	$41.90	$36.35
Second Quarter	47.25	40.77
Third Quarter	47.52	42.13
Fourth Quarter	42.01	34.56
2017
First Quarter	$39.91	$34.47
Second Quarter	46.60	36.40
Third Quarter	49.89	43.05
Fourth Quarter	55.25	48.22

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2017.

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

The graph below compares the five-year total shareholder return on Orthofix common stock with the returns of two indexes: the Nasdaq Stock Market and Nasdaq stocks for surgical, medical, and dental instruments and supplies. The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2012. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements.

	Year ended December 31,
(U.S. Dollars, in thousands, except margin and per share data)	2017	2016	2015	2014	2013
Consolidated operating results
Net sales	$433,823	$409,788	$396,489	$402,277	$397,611
Gross profit	340,786	321,935	309,964	303,365	290,699
Gross margin	79%	79%	78%	75%	73%
Operating income (loss) (1)	40,811	21,067	9,255	17,136	(11,192)
Net income (loss) from continuing operations	7,291	3,497	(2,342)	(3,744)	(18,205)
Net loss from discontinued operations	(1,068)	(441)	(467)	(4,793)	(10,607)
Net income (loss) (2)	$6,223	$3,056	$(2,809)	$(8,537)	$(28,812)
Net income (loss) per common share – basic
Net income (loss) from continuing operations	$0.40	$0.19	$(0.12)	$(0.20)	$(0.97)
Net loss from discontinued operations	(0.06)	(0.02)	(0.03)	(0.26)	(0.57)
Net income (loss)	$0.34	$0.17	$(0.15)	$(0.46)	$(1.54)
Net income (loss) per common share – diluted
Net income (loss) from continuing operations	$0.39	$0.19	$(0.12)	$(0.20)	$(0.97)
Net loss from discontinued operations	(0.05)	(0.02)	(0.03)	(0.26)	(0.57)
Net income (loss)	$0.34	$0.17	$(0.15)	$(0.46)	$(1.54)

(1)	Includes the following:
•

Legal, accounting, and other professional fees incurred in 2017, 2016, 2015, 2014, and 2013 of $3.4 million, $2.0 million, $9.1 million and $15.6 million, and $12.9 million, respectively, in connection with the accounting review and restatements through March 2015 and legal fees associated with the SEC Investigation, Securities Class Action Complaint and Brazil subsidiary compliance review. In addition, the Company received an insurance settlement related to these matters of approximately $6 million in 2017

•	Charges related to U.S. Government resolutions in 2016 of $14.4 million
•	Goodwill impairment charge in 2013 of $19.2 million
(2)	Dividends have not been paid in any of the years presented

	As of December 31,
(U.S. Dollars, in thousands)	2017	2016	2015	2014	2013
Consolidated financial position
Total assets	$405,354	$372,103	$400,222	$392,956	$411,975
Long-term debt	—	—	—	—	20,000
Shareholders’ equity	296,608	263,477	290,311	299,627	295,863

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

Executive Summary

We are a global medical device company focused on musculoskeletal healing products and value-added services. Headquartered in Lewisville, Texas, we have four strategic business units (“SBUs”) that are also our reporting segments: BioStim, Extremity Fixation Spine Fixation, and Biologics. Our products are distributed by our sales representatives and distributors in over 60 countries.

Notable highlights and accomplishments in 2017 include the following:

•	Net sales were $433.8 million, an increase of 5.9% on a reported basis and 5.5% on a constant currency basis; as net sales increased for each of our SBUs.
•	Net income from continuing operations was $7.3 million, an increase of 108.5% from the prior year.
•	Non-GAAP Net margin, an internal metric that we define as gross profit less sales and marketing expense, was $142.4 million, an increase of 1.3% from the prior year.

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales:

	Year ended December 31,
	2017 (%)	2016 (%)	2015 (%)
Net sales	100.0	100.0	100.0
Cost of sales	21.4	21.4	21.8
Gross profit	78.6	78.6	78.2
Sales and marketing	45.7	44.2	44.9
General and administrative	17.2	18.2	22.0
Research and development	6.9	7.0	6.7
SEC / FCPA matters and related costs	(0.6)	0.5	2.3
Charges related to U.S. Government resolutions	—	3.6	—
Operating income	9.4	5.1	2.3
Net income (loss) from continuing operations	1.7	0.9	(0.6)
Net loss from discontinued operations	(0.3)	(0.2)	(0.1)
Net income (loss)	1.4	0.7	(0.7)

Net Sales by Strategic Business Unit

The following table presents net sales, which includes product sales and marketing service fees, by SBU:

				Percentage Change
				2017/2016	2017/2016	2016/2015	2016/2015
(U.S. Dollars, in thousands)	2017	2016	2015	Reported	Constant Currency	Reported	Constant Currency
BioStim	$185,900	$176,561	$164,955	5.3%	5.3%	7.0%	7.0%
Extremity Fixation	103,242	102,683	96,034	0.5%	-0.9%	6.9%	9.6%
Spine Fixation	81,957	72,632	75,668	12.8%	12.7%	-4.0%	-4.0%
Biologics	62,724	57,912	59,832	8.3%	8.3%	-3.2%	-3.2%
Net sales	$433,823	$409,788	$396,489	5.9%	5.5%	3.4%	4.0%

BioStim

BioStim manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. BioStim uses distributors and sales representatives to sell its devices to hospitals, healthcare providers, and patients.

2017 Compared to 2016

Net sales increased $9.3 million or 5.3%

•

Increased as we continue to leverage the engagement of our expansive sales force, the positive North American Spine Society (“NASS”) coverage recommendation and the launch of our next generation products and Stim on Track

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

2017 Compared to 2016

Net sales increased $0.6 million or 0.5%

•	Growth in the U.S. and the U.K., largely due to the continued adoption of our TL-HEX product line
•	Increase of $1.5 million attributable to a favorable impact from foreign currency translation
•

Partially offset by a decrease of $3.6 million related to our Extremity Fixation restructuring, which consists of the divestiture of a non-core business in the U.K. and a reduction in sales in Brazil and Puerto Rico as we convert from a direct sales model to the use of stocking distributors

•	And additionally offset by a decrease in cash collections from specific international stocking distributors whose revenue is recognized upon cash receipt

2016 Compared to 2015

Net sales increased $6.6 million or 6.9%

•	Includes the negative impact from foreign currency translation of $2.6 million in 2016; on a constant currency basis, net sales increased $9.2 million, or 9.6%
•	Increase in cash collections of approximately 18% in 2016 from distributors whose revenue is recognized upon cash receipt
•	Growth in the U.S. due to the onboarding of new distributors and the continued adoption of our TL-HEX product line, which grew by approximately 50% in the U.S. compared to the prior year

Spine Fixation

Spine Fixation designs, develops and markets a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.

2017 Compared to 2016

Net sales increased $9.3 million or 12.8%

•

Increase of 20.6% in U.S. sales due to the addition of new distributor partners in the last several quarters; the uptake of recent product introductions, including our PTC family product lines and Cetra; and improved legacy distributor engagement

•	Despite strong performance in certain locations, such as Australia, year-over-year international sales decreased largely due to a decrease in order volumes from international stocking distributors

2016 Compared to 2015

Net sales decreased $3.0 million or 4.0%

•	Exclusion from a large national hospital group purchasing organization in the second quarter of 2016
•	Loss of several key surgeon customers in early 2016
•	Decrease in cash collections of approximately 6% in 2016 from distributors whose revenue is recognized upon cash receipt
•	Partially offset by revenue from additional distributors added in 2016

Biologics

Biologics provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. Biologics markets its tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives.

2017 Compared to 2016

Net sales increased $4.8 million or 8.3%

•	Increase in volume for our Trinity products primarily driven by the addition of new distributors over the past year
•	Benefit from improving performance from our national distribution partner and the reacquisition of a national hospital contract

2016 Compared to 2015

Net sales decreased $1.9 million or 3.2%

•	A growing number of competitors in the stem cell allograft market and an associated 2.4% reduction in average selling price for our products
•	Exclusion from a large national hospital group purchasing organization in the second quarter of 2016
•	Partially offset by an increase in the total number of independent distributors in 2016

Gross Profit and Non-GAAP Net Margin

				Percentage Change
(U.S. Dollars, in thousands)	2017	2016	2015	2017/2016	2016/2015
Gross profit	$340,786	$321,935	$309,964	5.9%	3.9%
Sales and marketing	198,370	181,287	178,080	9.4%	1.8%
Non-GAAP net margin	$142,416	$140,648	$131,884	1.3%	6.6%

Gross margin	78.6%	78.6%	78.2%	0.0%	0.4%
Non-GAAP net margin	32.8%	34.3%	33.3%	-1.5%	1.1%

2017 Compared to 2016

Non-GAAP net margin, an internal metric that we define as gross profit less sales and marketing expense, increased $1.8 million

•	Gross profit increased $18.9 million
o	Largely driven by the increase in net sales for our each of SBUs, as gross margin remained relatively flat
o	Partially offset by an increase of $0.2 million in expense relating to our Extremity Fixation and U.S. restructurings
•	Sales and marketing expense increased $17.1 million
o

Primarily relating to higher commission expenses in 2017, relating to geographic mix in Extremity Fixation and higher commission rates from new distributors for Biologics and Spine Fixation, and an increase in other compensation costs as a result of the increase in net sales

2016 Compared to 2015

Non-GAAP net margin increased $8.8 million

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

The following table presents non-GAAP net margin by reporting segment. The reasons for the changes in non-GAAP net margin by SBU are generally consistent with the information provided above for gross profit and sales and marketing expense.

				Percentage Change
(U.S. Dollars, in thousands)	2017	2016	2015	2017/2016	2016/2015
BioStim	$77,369	$75,469	$67,878	2.5%	11.2%
Extremity Fixation	31,071	30,526	29,493	1.8%	3.5%
Spine Fixation	8,730	8,650	8,547	0.9%	1.2%
Biologics	25,692	26,891	27,226	-4.5%	-1.2%
Corporate	(446)	(888)	(1,260)	-49.8%	-29.5%
Non-GAAP net margin	$142,416	$140,648	$131,884	1.3%	6.6%

General and Administrative Expense

				Percentage Change
(U.S. Dollars, in thousands)	2017	2016	2015	2017/2016	2016/2015
General and administrative	$74,388	$74,404	$87,157	0.0%	-14.6%
As a percentage of net sales	17.2%	18.2%	22.0%	-0.9%	-3.8%

2017 Compared to 2016

General and administrative expense decreased less than $0.1 million

•	Decrease of $3.6 million from a reduction in Project Bluecore expenses, as the project was completed in 2016
•	Decrease in share-based compensation expense of $3.5 million, largely driven by a net decrease in expense attributable to performance-based and market-based awards
•	Core expense reductions through savings in other professional fees of $2.0 million
•	Partially offset by an increase in spending of $5.7 million for evaluation of strategic investments
•	Further offset by an unfavorable change related to legal settlements of $3.5 million, largely as a result of a favorable commercial litigation settlement received in 2016 of $3.0 million

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

Research and Development Expense

				Percentage Change
(U.S. Dollars, in thousands)	2017	2016	2015	2017/2016	2016/2015
Research and development	$29,700	$28,803	$26,389	3.1%	9.1%
As a percentage of net sales	6.9%	7.0%	6.7%	-0.1%	0.3%

2017 Compared to 2016

Research and development expense increased $0.9 million

•

Increase in costs associated with clinical trials of $0.7 million, primarily due to invested resources to identify potential new indications for our PEMF technology, such as for osteoarthritis of the knee or as an adjunct to rotator cuff repair

•

Increase in costs largely attributable to the initiation of the Company’s U.S. restructuring plan in 2017, which primarily affected our corporate shared services, and resulted in an increase in expense of $0.5 million

2016 Compared to 2015

Research and development expense increased $2.4 million

•

Increased costs associated with clinical trials of $1.5 million, primarily due to invested resources to identify potential new clinical indications for our PEMF technology and to develop our next generation of bone growth stimulators, which were recently approved by the FDA and European Commission

•	A $1.3 million investment made in the first quarter of 2016 to expand the processing and storage capabilities of MTF, the supplier of our Trinity Evolution and Trinity ELITE tissue forms

SEC / FCPA Matters and Related Costs

				Percentage Change
(U.S. Dollars, in thousands)	2017	2016	2015	2017/2016	2016/2015
SEC / FCPA matters and related costs	$(2,483)	$2,005	$9,083	-223.8%	-77.9%
As a percentage of net sales	-0.6%	0.5%	2.3%	-1.1%	-1.8%

2017 Compared to 2016

SEC/FCPA matters and related costs decreased $4.5 million

•	We received a favorable insurance settlement in 2017 of approximately $6 million associated with prior costs incurred related to SEC and FCPA matters
•

Pursuant to our settlement of the SEC Investigation and FCPA matters in Brazil, we agreed to retain an independent compliance consultant for one year to review and test the Company’s FCPA compliance program, which began in March 2017 and resulted in an increase in expense of $1.8 million

2016 Compared to 2015

SEC/FCPA matters and related costs decreased $7.1 million

•	Decreased legal fees incurred as part of our two prior financial restatements completed in March 2015 and the related SEC Investigation; expected to continue declining in future periods
•	Costs incurred in 2015 were related to the second of these two restatements and legal costs from the resulting SEC Investigation and class action complaint

Charges Related to U.S. Government Resolutions

				Percentage Change
(U.S. Dollars, in thousands)	2017	2016	2015	2017/2016	2016/2015
Charges related to U.S. Government resolutions	$—	$14,369	$—	-100.0%	—
As a percentage of net sales	0.0%	3.6%	0.0%	-3.6%	3.6%

We recorded $14.4 million in 2016 for our settlements with the Division of Enforcement of the SEC related to the SEC’s investigation of (1) our prior accounting review and restatements of financial statements and (2) allegations of improper payments in Brazil.  For additional information, see Note 11 to the Consolidated Financial Statements.

Non-operating Income (Expense)

				Percentage Change
(U.S. Dollars, in thousands)	2017	2016	2015	2017/2016	2016/2015
Interest income (expense), net	$(416)	$763	$(489)	-154.5%	-256.0%
Other expense, net	(4,004)	(2,806)	(259)	42.7%	983.4%

Non-operating income and expense largely consists of interest income and expense, transaction gains and losses from changes in foreign currency exchange rates, and other-than-temporary impairments on the eNeura debt security. Interest income is primarily from our eNeura debt security; however, we discontinued recognizing interest income on the debt security in 2017. Foreign exchange gains and losses are a result of several of our foreign subsidiaries holding trade payables or receivables in currencies (most notably the U.S. Dollar) other than their functional currency.

In 2017 and 2016, we recorded other-than-temporary impairments on the eNeura debt security of $5.6 million and $2.7 million before taxes, respectively. For additional discussion see Note 6 and Note 9 to the Consolidated Financial Statements in Item 8 of this Annual Report.

Income Taxes

				Percentage Change
(U.S. Dollars, in thousands)	2017	2016	2015	2017/2016	2016/2015
Income tax expense	$29,100	$15,527	$10,849	87.4%	43.1%
Effective tax rate	80.0%	81.6%	127.5%	-1.6%	-45.9%

2017 Effective Tax Rate

The decrease in the effective tax rate during the year was primarily a result of the increase in income before income taxes, partially offset by the charge related to recording the impact of the Tax Act. The primary factors affecting our effective tax rate for 2017 are as follows:

•	The charge related to recognizing the impact of the Tax Act
•	Increases in unrecognized tax benefits
•	Current period losses in jurisdictions where we do not currently receive a tax benefit

On December 22, 2017, the Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. As a result, we have recorded $8.3 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. This provisional amount related to remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future was $8.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was zero. We also recorded a benefit of $0.3 million related to an income tax liability recorded in 2016 related to repatriation of earnings from our subsidiary in Puerto Rico.

2016 Effective Tax Rate

The decrease in the effective tax rate during the year was primarily a result of the increase in income before income taxes. The primary factors affecting our effective tax rate for 2016 are as follows:

•	Expenses categorized as “Charges related to U.S. Government resolutions”, which represent settlement payments with substantially no tax benefit
•	A change in estimate relating to the deductible amount of certain compensation expenses
•	Increases in unrecognized tax benefits
•	Expiration of certain foreign net operating loss carryforwards and current period losses in jurisdictions where we do not currently receive a tax benefit

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2017 were $81.2 million compared to $39.6 million at December 31, 2016.

	Year Ended December, 31,
(U.S. Dollars, in thousands)	2017	2016	Change
Net cash from operating activities	$53,341	$44,707	$8,634
Net cash from investing activities	(16,474)	(21,947)	5,473
Net cash from financing activities	3,538	(46,112)	49,650
Effect of exchange rate changes on cash	1,180	(739)	1,919
Net change in cash and cash equivalents	$41,585	$(24,091)	$65,676

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities.

	Year Ended December, 31,
(U.S. Dollars, in thousands)	2017	2016	Change
Net cash from operating activities	$53,341	$44,707	$8,634
Capital expenditures	(16,948)	(18,334)	1,386
Free cash flow	$36,393	$26,373	$10,020

Operating Activities

Cash flows from operating activities increased $8.6 million

•	Increase in net income of $3.2 million
•

Net increase of $10.6 million for non-cash gains and losses, primarily related to deferred income taxes, share-based compensation expense, and the other-than-temporary impairments incurred relating to the eNeura debt security

•

Net decrease of $5.1 million relating to changes in working capital, primarily attributable to increases in our inventory balance as a result of new product introductions and increases in accounts receivable as a result of the increase in net sales, and partially offset by a decrease in our other current liabilities

Our two primary working capital accounts are trade accounts receivable and inventory. Day’s sales in receivables were 53 days at December 31, 2017 compared to 52 days at December 31, 2016. Inventory turns were 1.1 times as of December 31, 2017 compared to 1.4 times at December 31, 2016, as a result of increased inventory due to new product introductions, primarily in our Spine Fixation and Extremity Fixation SBUs.

U.S. Government Resolutions

In December 2016, we submitted offers of settlement to the SEC relating to (1) our prior accounting review and restatements of financial statements and (2) allegations of improper payments in Brazil, and placed $14.4 million into escrow for subsequent distribution to the SEC relating to these matters. In January 2017, the SEC approved our offers of settlement and the amounts were released to the SEC. For additional information, see Note 11 to the Notes to the Consolidated Financial Statements.

Investing Activities

Cash flows from investing activities increased $5.5 million

•	Decrease in capital expenditures of $1.4 million, largely as a result of completing Project Bluecore in 2016
•	Increase due to the purchase of certain inventory and intellectual property assets of $2.6 million in 2016 and an increase in our investment in Bone Biologics, Inc. of $1.0 million during 2016

Financing Activities

Cash flows from financing activities increased $49.7 million

•	Increase of $63.4 million related to the share repurchase plan, which was completed in 2016
•	Partially offset by a decrease in net proceeds of $13.3 million from the issuance of common shares
•	Further offset by debt issuance costs of $0.4 million paid in 2017 in relation to the amendment of our Credit Agreement

Credit Facilities

On August 31, 2015, we entered into a Credit Agreement, which provided a five year $125 million secured revolving credit facility. On December 8, 2017, we amended the Credit Agreement with JPMorgan, the Administrative Agent, and certain lenders party thereto. The primary provision of the amendment, among other things, was to add our subsidiary, Orthofix International B.V., as a Borrower, Guarantor, and a loan party. In addition, two of our subsidiaries, Orthofix Limited and Orthofix II B.V. were also added as Guarantors and loan parties.

Borrowings under the Credit Agreement may be used for, among other things, working capital and other general corporate purposes (including share repurchases, permitted acquisitions and permitted payments of dividends and other distributions). As of December 31, 2017, we have not made any borrowings under the credit facility. For additional information regarding the credit facility, see Note 8 to the Notes to the Consolidated Financial Statements contained herein.

We had no borrowings and an unused available line of credit of €5.8 million ($7.0 million and $6.1 million) at December 31, 2017 and 2016, respectively, on our Italian line of credit. This unsecured line of credit provides us the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

Unremitted Foreign Earnings

Our current intention is to indefinitely reinvest substantially all of our other unremitted foreign earnings (residing outside Curaçao). During the first quarter of 2017, we changed our intention related to unremitted foreign earnings in our Seychelles subsidiary. The tax impact was minimal. As an entity incorporated in Curaçao, “foreign earnings” refer to both U.S. and non-U.S. earnings.  Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings decreased from $372.5 million at December 31, 2016 to $335.7 million at December 31, 2017. Determining the additional income tax that may be payable if such earnings are repatriated is not practicable.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2017:

	Payments Due by Period
(U.S. Dollars, in thousands)	Total	2018	2019 - 2021	2022	2023 and thereafter
Operating leases	$21,606	$3,017	$4,833	$1,600	$12,156
Inventory purchase commitments (1)	1,939	1,939	—	—	—
Total (2)	$23,545	$4,956	$4,833	$1,600	$12,156
(1)

We have inventory purchase commitments with third-party manufacturers. Due to the uncertainty of our future purchasing requirements, obligations under these agreements are included in the preceding table at the amount committed through December 31, 2017, all of which are due in 2018.

(2)

We may be required to make payments related to our uncertain tax positions. However, we are unable to reliably estimate the timing of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $27.8 million as of December 31, 2017 have been excluded from the contractual obligations table above. For further information, see Note 17 to the Notes to the Consolidated Financial Statements contained herein.

Off-balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Revenue Recognition

The process for recognizing revenue involves significant assumptions and judgments for certain of our revenue streams. Revenue recognition policies are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, non-GAAP net margin, operating income, and net income.

For revenue derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of our stimulation products, we recognize revenue when the stimulation product is fitted to and accepted by the patient and all applicable documents that are required by the third-party payor have been obtained. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

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

On January 1, 2018, the Company will adopt Accounting Standards Update (“ASU”) 2014-09 – Revenue From Contracts with Customers. For additional information regarding the impact of ASU 2014-09, see Note 1 to the Notes to the Consolidated Financial Statements contained herein under the subheading “Recently issued accounting standards.”

Allowance for Doubtful Accounts and Contractual Allowances

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. Historical collections, write-offs, and payor reimbursement experience are integral parts of the estimation process related to reserves for doubtful accounts and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for doubtful accounts and contractual allowances. Revisions in allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. Our estimates are periodically tested against actual collection experience. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks; however, a 10% change in our allowance for doubtful accounts as of December 31, 2017 would result in an increase or decrease to sales and marketing expense of $0.8 million. Additionally, we believe our estimate to establish contractual allowances is sufficient to cover customer credit risks;

however, a 10% change in our reserve for contractual allowances as of December 31, 2017 would result in an increase or decrease to net sales of $0.6 million. Our allowance for doubtful accounts and estimation of contractual allowances are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, non-GAAP net margin, operating income, net income, and trade accounts receivable.

Inventory Allowances

Reserves for excess, slow moving, and obsolete inventory are calculated as the difference between the cost of inventory and market value, and are based on assumptions and judgments about new product launch periods, overall product life cycles, forecasted demand, and market conditions. In the event of a decrease in demand for our products, or a higher incidence of inventory obsolescence, we could be required to increase our inventory reserves, which would increase cost of sales and decrease gross profit. Our inventory allowance is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, non-GAAP net margin, operating income, net income, and inventory. We regularly evaluate our exposure for inventory write-downs.  If conditions or assumptions used in determining the market value change, additional inventory adjustments in the future may be necessary.

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

In the fourth quarter of 2017, we performed a qualitative assessment for our annual goodwill impairment analysis, which did not result in any impairment charge. This qualitative analysis considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance and relevant entity-specific events. In the fourth quarter of 2016, we performed a quantitative impairment analysis that did not result in an impairment charge.

Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value of the eNeura debt security is based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring us to develop our own assumptions. One of the more significant unobservable inputs used in the fair value measurement of the eNeura debt security is the discount rate. Holding other inputs constant, an increase in the discount rate of 5% would result in a decrease in fair value of the debt security of $1.1 million, whereas a decrease in the discount rate of 5% would result in an increase in the fair value of the debt security of $1.0 million.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determine that the $8.6 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the zero transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to those amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Tax matters are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.

Share-based compensation

Determining the appropriate fair value model and calculating the fair value of employee stock awards requires estimates and judgments. Our share-based compensation is a “critical accounting estimate” because changes in the assumptions used to develop estimates of fair value or the requisite service period could materially affect key financial measures, including gross profit, non-GAAP net margin, operating income, and net income.

We use the Black-Scholes valuation model to calculate the fair value of service-based stock options. The value is recognized as expense over the service period net of actual forfeitures. The expected term of options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the historical volatility of our common stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. We estimate expected volatility based on the historical volatility of our stock.

We use the Monte Carlo valuation methodology to calculate the fair value of market-based stock options and stock units. The value is recognized as expense over the requisite service period and adjusted for forfeitures as they occur. The Monte Carlo methodology that we use to estimate the fair value of market-based options incorporates the possibility that the market condition may not be satisfied.

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

Non-GAAP Financial Measures

We believe that providing non-GAAP financial measures that exclude certain items provides investors with greater transparency to the information used by senior management in its financial and operational decision-making. We believe it is important to provide investors with the same non-GAAP metrics that senior management uses to supplement information regarding the performance and underlying trends of our business operations in order to facilitate comparisons to historical operating results and internally evaluate the effectiveness of our operating strategies. Disclosure of these non-GAAP financial measures also facilitates comparisons of our underlying operating performance with other companies in the industry that also supplement their GAAP results with non-GAAP financial measures.

The non-GAAP financial measures used in this Annual Report may have limitations as analytical tools and should not be considered in isolation or as a replacement for GAAP financial measures. Some of the limitations associated with the use of these non-GAAP financial measures are that they exclude items that reflect an economic cost that can have a material effect on cash flows. Similarly, certain non-cash expenses, such as equity compensation expense, do not directly impact cash flows, but are part of total compensation costs accounted for under GAAP.

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

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can impact sales, cost of sales, costs of operations and the cost of financing and yields on cash and short-term investments. We may use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes.

We are exposed to interest rate risk in connection with our Revolving Credit Facility, which bears interest at floating rates based on LIBOR plus an applicable borrowing margin or at a base rate (as defined in the Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As we do not have any balance outstanding associated with the Credit Agreement as of December 31, 2017, this risk is currently minimal.

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

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Brazilian Real, or Great Britain Pound. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro, Brazilian Real, or Great Britain Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. For the year ended December 31, 2017, we recorded a foreign currency gain of $1.9 million on the statement of operations resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. dollar at exchange rates that fluctuate during the period. The U.S. dollar equivalent of international sales denominated in foreign currencies was favorably impacted during the year ended December 31, 2017 and unfavorably impacted during the year ended December 31, 2016 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against all of the foreign functional currencies for our international operations during 2017 and 2016 versus the same periods in 2016 and 2015. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. An analysis was performed to determine the sensitivity of our current year net sales and operating income to changes in foreign currency exchange rates. We determined that if the U.S. Dollar decreased in value by 10% relative to all foreign currencies of our international operations it would result in an increase in net sales of $8.1 million and an increase in operating income of $1.5 million. If the U.S. Dollar increased in value by 10% relative to all foreign currencies of our international operations it would result in a decrease in net sales of $8.1 million and a decrease in operating income of $1.5 million.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective.

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

In connection with the preparation and filing of this Form 10-K, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the specified criteria.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting, which follows this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix International N.V.

Opinion on Internal Control over Financial Reporting

We have audited Orthofix International N.V.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orthofix International N.V. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas

February 26, 2018

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

The following documents are filed as part of this Annual Report on Form 10-K:

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

10.3*

Second Amendment to Credit Agreement dated as of December 8, 2017, among Orthofix Holdings, Inc., Victory Medical Limited, and Orthofix International B.V. as borrowers, Orthofix International N.V. and certain subsidiaries of Orthofix International N.V. party thereto as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and JPMorgan Chase, N.A., as administrative agent.

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

10.9†

Amendment No. 5 to Matrix Commercialization Collaboration Agreement, entered into on March 10, 2016, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed March 14, 2016 and incorporated herein by reference).

10.10†	Amendment No. 6 to Matrix Commercialization Collaboration Agreement, entered into on December 29, 2017, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc.

10.11

Orthofix International N.V. Amended and Restated Stock Purchase Plan, as amended (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.12*	Orthofix International N.V. Second Amended and Restated Stock Purchase Plan.

10.13	Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.14	Amendment No. 1 to the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2015 and incorporated herein by reference).

10.15	Amended and Restated Orthofix Deferred Compensation Plan (filed as an exhibit to the Company’s Current Report on Form 8-K filed January 7, 2009, and incorporated herein by reference).

10.16

Form of Non-Employee Director Restricted Stock Unit Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Form 10-Q filed on August 7, 2017 and incorporated herein by reference).

10.17

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

10.19

Form of Time-Based Vesting Non-Employee Director Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (annual grant) (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.20

Form of Time-Based Vesting Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (initial grant) (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.21

Form of 2016 Employee Performance Stock Unit Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.22

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

10.24

Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – July 2014-June 2016 (Time-Based Vesting) (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.25

Form of Employee Performance Vesting Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan – June 2014 Grants (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

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

10.29

Form of Employee Restricted Stock Grant Agreement under the Orthofix International N.V. 2012 Long Term Incentive Plan (pre-2014 grants) (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.30

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

10.32

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

10.35

Form of Nonqualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2009 grants— year cliff vesting) (filed as an exhibit to the Company’s Current Report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.36

Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (pre-2011 grants—vesting over 3 years) (filed as an exhibit to the Company’s Current Report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.37

Form of Restricted Stock Grant Agreement under the Orthofix International N.V. Amended and Restated 2004 Long Term Incentive Plan (3 year cliff vesting) (filed as an exhibit to the Company’s Current Report on Form 8-K filed June 20, 2008 and incorporated herein by reference).

Exhibit Number	Description

10.38	Form of Indemnity Agreement (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.39

Change in Control and Severance Agreement, dated July 7, 2016, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.40

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

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

10.44

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Doug Rice (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.45

Change in Control and Severance Agreement, dated July 7, 2016, between Orthofix International N.V. and Michael M. Finegan (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.46

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Michael M. Finegan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.47

Change in Control and Severance Agreement, dated September 7, 2016, between Orthofix International N.V. and Davide Bianchi (filed as an exhibit to the Company’s Current Report on Form 8-K filed September 9, 2016 and incorporated herein by reference).

10.48

Amended Employment Contract, dated September 7, 2016, between Orthofix International N.V. and Davide Bianchi (filed as an exhibit to the Company’s Current Report on Form 8-K filed September 9, 2016 and incorporated herein by reference).

10.49

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Robert Allen Goodwin II (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.50

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Bradley V. Niemann (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.51

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Raymond Fujikawa (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.52

Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Kimberley Elting (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.53

Letter Agreement, dated July 7, 2016, between Jeffrey M. Schumm, Orthofix International N.V. and Orthofix Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

Exhibit Number	Description

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Certification of Chief Financial Officer.

101

The following financial statements from Orthofix International N.V. on Form 10-K for the year ended December 31, 2017 filed on February 26, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

ORTHOFIX INTERNATIONAL N.V.

Dated: February 26, 2018	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director

Dated: February 26, 2018	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRADLEY R. MASON Bradley R. Mason	President and Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2018

/s/ DOUG RICE Doug Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Chairman of the Board of Directors	February 26, 2018

/s/ LUKE FAULSTICK Luke Faulstick	Director	February 26, 2018

/s/ JAMES HINRICHS James Hinrichs	Director	February 26, 2018

/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov	Director	February 26, 2018

/s/ LILLY MARKS Lilly Marks	Director	February 26, 2018

/s/ MICHAEL E. PAOLUCCI	Director	February 26, 2018
Michael E. Paolucci

/s/ MARIA SAINZ	Director	February 26, 2018
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

Doug Rice

Chief Financial Officer

ORTHOFIX INTERNATIONAL N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix International N.V.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orthofix International N.V. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

February 26, 2018

ORTHOFIX INTERNATIONAL N.V.

Consolidated Balance Sheets as of December 31, 2017 and 2016

(U.S. Dollars, in thousands except share and per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$81,157	$39,572
Restricted cash	—	14,369
Trade accounts receivable, less allowances of $8,405 and $8,396 at December 31, 2017 and 2016, respectively	63,437	57,848
Inventories	81,330	63,346
Prepaid expenses and other current assets	25,877	19,238
Total current assets	251,801	194,373
Property, plant and equipment, net	45,139	48,916
Patents and other intangible assets, net	10,461	7,461
Goodwill	53,565	53,565
Deferred income taxes	23,315	47,325
Other long-term assets	21,073	20,463
Total assets	$405,354	$372,103
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$18,111	$14,353
Other current liabilities	61,295	69,088
Total current liabilities	79,406	83,441
Other long-term liabilities	29,340	25,185
Total liabilities	108,746	108,626
Contingencies (Note 11)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,278,833 and 17,828,155 issued and outstanding as of December 31, 2017 and 2016, respectively	1,828	1,783
Additional paid-in capital	220,591	204,095
Retained earnings	70,402	64,179
Accumulated other comprehensive income (loss)	3,787	(6,580)
Total shareholders’ equity	296,608	263,477
Total liabilities and shareholders’ equity	$405,354	$372,103

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2017, 2016 and 2015

(U.S. Dollars, in thousands, except share and per share data)	2017	2016	2015
Net sales	$433,823	$409,788	$396,489
Cost of sales	93,037	87,853	86,525
Gross profit	340,786	321,935	309,964
Sales and marketing	198,370	181,287	178,080
General and administrative	74,388	74,404	87,157
Research and development	29,700	28,803	26,389
SEC / FCPA matters and related costs	(2,483)	2,005	9,083
Charges related to U.S. Government resolutions (Note 11)	—	14,369	—
Operating income	40,811	21,067	9,255
Interest income (expense), net	(416)	763	(489)
Other expense, net	(4,004)	(2,806)	(259)
Income before income taxes	36,391	19,024	8,507
Income tax expense	(29,100)	(15,527)	(10,849)
Net income (loss) from continuing operations	7,291	3,497	(2,342)
Discontinued operations (Note 11)
Loss from discontinued operations	(1,759)	(638)	(1,827)
Income tax benefit	691	197	1,360
Net loss from discontinued operations	(1,068)	(441)	(467)
Net income (loss)	$6,223	$3,056	$(2,809)
Net income (loss) per common share—basic
Net income (loss) from continuing operations	$0.40	$0.19	$(0.12)
Net loss from discontinued operations	(0.06)	(0.02)	(0.03)
Net income (loss) per common share—basic	$0.34	$0.17	$(0.15)
Net income (loss) per common share—diluted
Net income (loss) from continuing operations	$0.39	$0.19	$(0.12)
Net loss from discontinued operations	(0.05)	(0.02)	(0.03)
Net income (loss) per common share—diluted	$0.34	$0.17	$(0.15)
Weighted average number of common shares:
Basic	18,117,405	18,144,019	18,795,194
Diluted	18,498,745	18,463,161	18,795,194

Other comprehensive income (loss), before tax
Unrealized gain (loss) on derivative instrument	—	(360)	202
Unrealized gain (loss) on debt securities	3,830	(1,744)	(3,348)
Reclassification adjustment for loss on debt securities in net income	5,585	2,727	–
Currency translation adjustment	4,552	(726)	(3,907)
Other comprehensive income (loss) before tax	13,967	(103)	(7,053)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(3,600)	(245)	1,203
Other comprehensive income (loss), net of tax	10,367	(348)	(5,850)
Comprehensive income (loss)	$16,590	$2,708	$(8,659)

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2017, 2016 and 2015

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2014	18,611,495	$1,861	$232,788	$65,360	$(382)	$299,627
Net loss	—	—	—	(2,809)	—	(2,809)
Other comprehensive loss, net of tax	—	—	—	—	(5,850)	(5,850)
Share-based compensation	—	—	7,214	—	—	7,214
Common shares issued	342,192	34	3,670	—	—	3,704
Retirement of repurchased common stock	(293,991)	(29)	(11,546)	—	—	(11,575)
At December 31, 2015	18,659,696	$1,866	$232,126	$62,551	$(6,232)	$290,311
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	2,032	(1,428)	—	604
Net income	—	—	—	3,056	—	3,056
Other comprehensive loss, net of tax	—	—	—	—	(348)	(348)
Share-based compensation	—	—	15,966	—	—	15,966
Common shares issued	713,140	71	17,242	—	—	17,313
Retirement of repurchased common stock	(1,544,681)	(154)	(63,271)	—	—	(63,425)
At December 31, 2016	17,828,155	$1,783	$204,095	$64,179	$(6,580)	$263,477
Net income	—	—	—	6,223	—	6,223
Other comprehensive income, net of tax	—	—	—	—	10,367	10,367
Share-based compensation	—	—	12,557	—	—	12,557
Common shares issued	450,678	45	3,939	—	—	3,984
At December 31, 2017	18,278,833	$1,828	$220,591	$70,402	$3,787	$296,608

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX INTERNATIONAL N.V.

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

(U.S. Dollars, in thousands)	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$6,223	$3,056	$(2,809)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	20,124	20,841	20,923
Amortization of debt costs and other assets	1,712	1,569	1,752
Provision for doubtful accounts	1,639	1,117	3,431
Deferred income taxes	21,286	10,460	(1,156)
Share-based compensation	12,557	15,966	7,214
Gain on sale of assets	—	—	(3,099)
Other-than-temporary impairment on debt securities	5,585	2,727	—
Other	1,398	1,061	2,854
Changes in operating assets and liabilities
Restricted cash	14,369	(14,369)	—
Trade accounts receivable	(6,562)	392	(1,547)
Inventories	(15,645)	(5,284)	3,136
Prepaid expenses and other current assets	(6,352)	701	8,697
Other long-term assets	1,490	(3,333)	(1,321)
Trade accounts payable	2,324	(1,771)	3,011
Other current liabilities	(11,412)	6,537	1,515
Other long-term liabilities	4,605	5,037	1,009
Net cash from operating activities	53,341	44,707	43,610
Cash flows from investing activities
Capital expenditures for property, plant and equipment	(14,665)	(16,432)	(27,197)
Capital expenditures for intangible assets	(2,283)	(1,902)	(702)
Purchase of debt securities	—	—	(15,250)
Proceeds from sale of assets	—	—	4,800
Other investing activities	474	(3,613)	—
Net cash from investing activities	(16,474)	(21,947)	(38,349)
Cash flows from financing activities
Proceeds from issuance of common shares	7,783	19,720	5,254
Payments related to withholdings for share-based compensation	(3,800)	(2,407)	(1,550)
Payment of debt issuance costs	(445)	—	(1,825)
Changes in restricted cash	—	—	34,424
Repurchase and retirement of common shares	—	(63,425)	(11,575)
Net cash from financing activities	3,538	(46,112)	24,728
Effect of exchange rate changes on cash	1,180	(739)	(3,141)
Net change in cash and cash equivalents	41,585	(24,091)	26,848
Cash and cash equivalents at the beginning of the year	39,572	63,663	36,815
Cash and cash equivalents at the end of the year	$81,157	$39,572	$63,663
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$811	$672	$852
Income taxes	$3,265	$4,423	$3,160

 The accompanying notes form an integral part of these consolidated financial statements

ORTHOFIX INTERNATIONAL N.V.

Notes to the Consolidated Financial Statements

Business and basis of consolidation

Orthofix International N.V. and its subsidiaries (the “Company”) is a global medical device company focused on musculoskeletal healing products and value-added services. Headquartered in Lewisville, Texas, the Company has four strategic business units (“SBUs”): BioStim, Extremity Fixation, Spine Fixation, and Biologics. Orthofix products are widely distributed via the Company's sales representatives and distributors.

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

Significant Accounting Policy	Footnote Reference
Inventories	2
Property, plant and equipment	3
Patents and other intangible assets	4
Goodwill	5
Long-term debt	8
Fair value measurements	9
Contingencies	11
Revenue recognition and accounts receivable	13
Share-based compensation	15
Defined contribution plans and deferred compensation	16
Income taxes	17

The following is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, the Company seeks to balance its non-U.S. dollar denominated income and expenditures. During 2016 and 2015, the Company made use of a cross-currency swap agreement to manage cash flow exposure generated from foreign currency fluctuations. This cross-currency swap matured and was settled on December 30, 2016.

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity. Transactional foreign currency gains and losses, including those generated from intercompany operations, are included in other expense, net and were a gain of $1.9 million, and losses of less than $0.1 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Financial instruments and concentration of credit risk

Financial instruments that could subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Generally, the cash is held at large financial institutions and cash equivalents consist of highly liquid money market funds. The Company performs ongoing credit evaluations of customers, generally does not require collateral, and maintains a reserve for potential credit losses. The Company believes that a concentration of credit risk related to the accounts receivable is limited because customers are geographically dispersed and end users are diversified across several industries.

Net sales to our customers based in Europe were approximately $57 million in 2017, which results in a substantial portion of our trade accounts receivable balance as of December 31, 2017. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

In 2016, restricted cash consisted of amounts held in escrow as of December 31, 2016, to fund the payment of settlement amounts for charges related to U.S. Government resolutions, as further discussed in Note 11.

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

On September 30, 2010, the Company entered into a cross-currency swap agreement to manage its cash flows related to foreign currency exposure for a portion of an intercompany note receivable of a U.S. dollar functional currency subsidiary that was denominated in Euro. Both the cross-currency swap and the related Euro denominated intercompany note matured and were settled on December 30, 2016.

Research and development costs

Expenditures related to the collaborative arrangement with MTF Biologics (“MTF”) are expensed based on the terms of the related agreement. Expenditures incurred under the collaborative arrangement with MTF totaled $0.9 million in 2017 and $1.3 million in 2016. No expenditures were incurred in 2015.  Expenditures for research and development are expensed as incurred.

Recently issued income tax accounting guidance

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). See Note 17 for further discussion.

Further, in January 2018, the FASB released guidance on the accounting for tax on the global intangible low taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of deemed return on tangible assets of foreign corporations. The guidance indicated that either accounting for deferred taxes related to GILTI inclusion or to treat any taxes on GILTI inclusion as a period cost are both acceptable methods subject to an accounting policy election. The Company is currently evaluating this policy decision.

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

January 1, 2018

In 2015, the Company established a cross-functional implementation team to analyze the impact of the standard on the Company's contract portfolio by reviewing the Company's current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company's contracts. In addition, the implementation team identified and implemented appropriate changes to the Company's business processes, systems, and controls to support recognition and disclosure under the new standard. The implementation team has reported the findings and progress of the project to management and to the Audit Committee on a frequent basis over the last two years.

In the fourth quarter of 2017, the Company finalized its assessment of the new standard, including the review of contracts within each SBU and the drafting of new policies and procedures. Adoption of this ASU has a material impact related to the timing of revenue recognition, primarily for Extremity Fixation and Spine Fixation product sales to stocking distributors, which are currently accounted for using the sell-through method. Subsequent to adoption, revenue associated with these sales will be recorded at the time of the sale instead of deferring recognition until cash is received. The Company will adopt the standard using the modified retrospective transition method and will record a cumulative effect adjustment as of January 1, 2018, which will result in a significant increase in accounts receivable and a decrease in inventories, with these changes offset by an adjustment to the Company's opening retained earnings of approximately $5 million. Prior periods will not be retrospectively adjusted. Adopting this guidance will also result in material changes to the Company's disclosures for revenue recognition and contracts with customers.

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

The Company is currently in process of establishing a cross-functional implementation team to analyze the impact of the standard on the Company's lease portfolio and to evaluate the impact this ASU may have on its consolidated financial statements; however, the Company expects this guidance will materially impact the Company's balance sheet, resulting in current operating lease obligations being reflected on the consolidated balance sheet.

Income Taxes (ASU 2016-16)

Reduces complexity by requiring the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Applied using a modified retrospective approach.

January 1, 2018

During the third and fourth quarters of 2017, the Company executed two intra-entity asset transfers that resulted in prepaid income taxes of $8.6 million. The Company will adopt the new standard using a modified retrospective approach as of January 1, 2018, which will result in a reduction of prepaid income taxes and an increase in deferred tax assets with these change offset by an adjustment to the Company's opening retained earnings of approximately $2.1 million. However, the Company does not expect this guidance to have a material impact relating to its consolidated statements of operations and comprehensive income (loss) or to its consolidated statements of cash flows.

Statement of Cash Flows (ASU 2016-18)	Reduces diversity in classification and presentation of restricted cash, including transfers between cash and restricted cash, on the statement of cash flows. Applied retrospectively.	January 1, 2018

The Company believes this ASU will materially impact its consolidated statement of cash flows. Adoption of this ASU is expected to result in an increase in net cash from operating activities of $14.4 million for the year ended December 31, 2016 and would have resulted in a decrease in net cash from operating activities of $14.4 million for the year ended December 31, 2017, if this ASU had been early adopted.

Goodwill (ASU 2017-04)

Eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill.

January 1, 2020

The Company is currently evaluating the impact this ASU may have on its consolidated financial statements. However, the Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

Comprehensive Income (ASU 2018-02)	Allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Act.	January 1, 2019	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

2.	Inventories

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

	December 31,
(U.S. Dollars, in thousands)	2017	2016
Raw materials	$6,067	$7,978
Work-in-process	12,487	9,505
Finished products	11,244	15,985
Field inventory	40,262	22,021
Consignment inventory	8,935	4,428
Deferred cost of sales	2,335	3,429
Inventories	$81,330	$63,346

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

The Company evaluates the useful lives of these assets on an annual basis. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. Total depreciation expense was $18.3 million, $19.0 million and $19.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	December 31,
(U.S. Dollars, in thousands)	2017	2016
Cost
Buildings	$3,725	$3,225
Plant and equipment	47,588	43,745
Instrumentation	75,818	71,962
Computer software	48,604	44,720
Furniture and fixtures	7,605	8,308
Construction in progress	769	1,907
	184,109	173,867
Accumulated depreciation	(138,970)	(124,951)
Property, plant and equipment, net	$45,139	$48,916

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

	December 31,
(U.S. Dollars, in thousands)	2017	2016
Cost
Patents	$38,621	$38,348
License and other	10,276	7,611
Trademarks—finite lived	533	319
	49,430	46,278
Accumulated amortization
Patents	(34,151)	(34,717)
License and other	(4,625)	(3,962)
Trademarks—finite lived	(193)	(138)
	(38,969)	(38,817)
Patents and other intangible assets, net	$10,461	$7,461

Amortization expense for intangible assets was $1.8 million, $1.8 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future amortization expense for intangible assets is estimated as follows:

(U.S. Dollars, in thousands)	Amortization
2018	$2,352
2019	1,909
2020	1,366
2021	1,321
2022	1,314
Thereafter	2,199
Total	$10,461

5.	Goodwill

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

At the beginning of the fourth quarter of 2017, the Company performed a qualitative assessments for its annual goodwill impairment analysis, which did not result in an impairment charge for either the BioStim or Biologics reporting units, the only reporting units with goodwill. This qualitative analysis considers all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events. In 2016 the Company performed a quantitative impairment analysis that did not result in an impairment charge and in 2015 the Company performed a qualitative assessment, which did not result in any impairment charge.

The following table presents the net carrying value of goodwill by reportable segment:

	December 31,
(U.S. Dollars, in thousands)	2017	2016
BioStim	$42,678	$42,678
Extremity Fixation	—	—
Spine Fixation	—	—
Biologics	10,887	10,887
Goodwill	$53,565	$53,565

6.	Long-term investments

Debt securities

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provided the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option, which expired in September 2016 without the Company exercising the option. In consideration for the Option, (i) the Company paid a non-refundable $0.3 million fee to eNeura, and (ii) the Company loaned eNeura $15.0 million pursuant to a Convertible Promissory Note (the “eNeura Note”) that was issued to the Company. The principal amount of the eNeura Note is $15.0 million and interest accrues at 8.0%. The eNeura Note will mature on March 4, 2019 and interest is due when the eNeura Note matures, provided that if a change in control of eNeura (generally defined as a third party acquisition of fifty percent or more of eNeura’s voting equity or all or substantially all of eNeura’s assets) occurs prior to the maturity date, the eNeura Note will automatically convert into preferred stock of eNeura at a fixed price equal to $7.30 per share. The investment is recorded in other long-term assets as an available for sale debt security at fair value and interest is recorded in interest income; however, the Company discontinued recognition of interest on the eNeura Note in the first quarter of 2017.

As of March 31, 2017, the fair value of the debt security was determined to be $9.0 million, which represented a $3.2 million decrease from its fair value as of December 31, 2016. The Company recorded this decrease in the fair value in other comprehensive income (loss) as an unrealized loss on debt securities.  Further, based upon the Company’s best estimate of the amount it expected to recover at the time, the Company recorded an other-than-temporary impairment of $5.6 million during the first quarter of 2017. This other-than-temporary impairment was reclassified from accumulated other comprehensive loss and is included within other expense. See Note 9 for further discussion. As of December 31, 2017, the fair value of the debt security is $16.1 million, which represents a net increase of $7.1 million in relation to the balance as of March 31, 2017, and compares to an amortized cost basis of $9.0 million. The Company recorded this increase in the fair value in other comprehensive income as an unrealized gain on debt securities.

Equity investment and warrants

As of December 31, 2017, the Company holds common stock of Bone Biologics, Inc. (“Bone Biologics”) totaling $2.5 million and warrants to purchase 458 thousand shares at a weighted average exercise price of $1.18 per share. These instruments are recorded within other long-term assets. The fair value of these instruments has not been estimated, and is instead recorded at cost, as the fair value is not readily determinable. In addition, there have been no events or changes in circumstances that would indicate a significant adverse effect on the fair value of the instruments. Under the terms of the warrant purchase agreements, the warrants to purchase common stock in Bone Biologics are exercisable over a seven year period, which expire between 2020 and 2021, and are transferable by the holder to other parties.

7.	Other current liabilities

	December 31,
(U.S. Dollars, in thousands)	2017	2016
Accrued expenses	$6,984	$6,155
Salaries, bonuses, commissions and related taxes payable	24,635	19,636
Accrued distributor commissions	9,192	9,379
Accrued legal and settlement expenses	7,673	23,081
Non-income taxes payable	3,180	7,301
Other payables	9,631	3,536
Other current liabilities	$61,295	$69,088

Extremity Fixation restructuring plan

In December 2016, the Company approved and initiated a planned restructuring, which primarily affects the Extremity Fixation SBU, to streamline costs, improve operational performance, and wind down a non-core business. The Extremity Fixation restructuring plan consists of primarily severance charges, professional fees and the write-down of certain assets. The Company expects to incur total pre-tax expense of approximately $3.3 million in connection with this restructuring activity and has incurred cumulative costs to date of $3.3 million, largely within cost of sales and operating expenses. The Company had an accrual of $1.5 million as of December 31, 2016 in other current liabilities related to the planned restructuring. In 2017, the Company incurred costs of $1.3 million and made payments of $2.1 million relating to these activities, resulting in a remaining accrual of $0.7 million as of December 31, 2017.

U.S. restructuring plan

In September 2017, the Company approved and executed an additional restructuring plan, which primarily affects the entity’s corporate shared services in the U.S. to streamline costs and to improve operational performance. The U.S. restructuring plan consists primarily of severance charges. The Company estimates total pre-tax expense of approximately $1.7 million in connection with this restructuring activity, all of which was incurred in 2017, and recorded within cost of sales and operating expenses. Payments were made in 2017 of $0.6 million relating to these activities; therefore, $1.1 million is accrued within other current liabilities as of December 31, 2017.

8.	Long-term debt

On August 31, 2015, the Company, through its subsidiaries Orthofix Holdings and Victory Medical Limited (“Victory Medical”, and collectively with Orthofix Holdings, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan, as Administrative Agent, and certain lenders party thereto. The Credit Agreement provides for a five year $125 million secured revolving credit facility (the “Facility”). The Credit Agreement has a maturity date of August 31, 2020. As of December 31, 2017, the Company has no borrowings outstanding under the Credit Agreement.

Borrowings under the Credit Agreement may be used for, among other things, working capital and other general corporate purposes (including share repurchases, permitted acquisitions and permitted payments of dividends and other distributions) of the Company and certain of its subsidiaries.  The Facility is generally available in U.S. Dollars with up to $50 million of the Facility also available to be borrowed in Euros and Pounds Sterling (together with U.S. Dollars, the “Agreed Currencies”).  The Credit Agreement further permits up to $25 million of the Facility to be utilized for the issuance of letters of credit in the Agreed Currencies.  The Borrowers have the ability to increase the amount of the Facility by an aggregate amount of up to $50 million (which increase may take the form of one or more increases to the revolving credit commitments and/or the issuance of one or more new Term A loans) upon satisfaction of certain conditions precedent and receipt of additional commitments by one or more existing or new lenders.

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

The Company and certain of its subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of the Borrowers’ obligations under the Credit Agreement.  The obligations of the Borrowers and each of the Guarantors with respect to the Credit Agreement are secured by a pledge of substantially all of the tangible and intangible personal property of the Borrowers and each of the Guarantors, including accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their subsidiaries.   The Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay subordinated indebtedness and enter into affiliate transactions.

In addition, the Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0.  The Company is in compliance with all required financial covenants as of December 31, 2017. The Credit Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

In conjunction with obtaining the Facility, the Company incurred debt issuance costs of $1.8 million which are being amortized over the life of the Facility. The debt issuance costs are included in other long-term assets, net of accumulated amortization. As of December 31, 2017 and 2016, debt issuance costs, net of accumulated amortization, were $1.0 million and $1.3 million, respectively. Debt issuance costs amortized or expensed related to the Facility and the Amendment totaled $1.0 million, $0.4 million, and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

On December 8, 2017, the Company amended the Credit Agreement with JPMorgan, the Administrative Agent, and certain lenders party thereto. The primary provision of the Credit Agreement to be amended, among other things, was to add the Company’s subsidiary, Orthofix International B.V., as a Borrower, Guarantor, and a loan party. In addition, two of the Company’s subsidiaries, Orthofix Limited and Orthofix II B.V. were also added as Guarantors and loan parties.

The Company has an unused available line of credit of €5.8 million ($7.0 million and $6.1 million) at December 31, 2017 and 2016, respectively, in its Italian line of credit. This unsecure line of credit provides the Company the option to borrow amounts in Italy at rates, which are determined at the time of borrowing.

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

The Company’s financial instruments include cash equivalents, restricted cash, foreign certificates of deposit, treasury securities, collective trust funds, trade accounts receivable, accounts payable, long-term secured debt, equity securities, available for sale debt securities, common stock warrants, and deferred compensation plan liabilities. The carrying value of restricted cash, trade accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value is considered to approximate the fair value.  The Company’s equity securities and common stock warrants are recorded at cost, as the fair value of these instruments is not readily available.  See Note 6 for further discussion.

The Company’s collective trust funds, treasury securities, foreign certificates of deposit, debt securities, and deferred compensation plan liabilities are the only financial instruments recorded at fair value on a recurring basis as follows:

(U.S. Dollars, in thousands)	Balance December 31, 2017	Level 1	Level 2	Level 3
Assets
Collective trust funds	$100	$—	$100	$—
Treasury securities	556	556	—	—
Debt security	16,050	—	—	16,050
Total	$16,706	$556	$100	$16,050
Liabilities
Deferred compensation plan	$(1,379)	$—	$(1,379)	$—
Total	$(1,379)	$—	$(1,379)	$—

(U.S. Dollars, in thousands)	Balance December 31, 2016	Level 1	Level 2	Level 3
Assets
Collective trust funds	$1,584	$—	$1,584	$—
Treasury securities	467	467	—	—
Certificates of deposit	468	468	—	—
Debt security	12,220	—	—	12,220
Total	$14,739	$935	$1,584	$12,220
Liabilities
Deferred compensation plan	$(1,452)	$—	$(1,452)	$—
Total	$(1,452)	$—	$(1,452)	$—

The fair value of treasury securities and certificates of deposit are determined based on quoted prices in active markets for identical assets, therefore, the Company has categorized these instruments as Level 1 financial instruments. The certificates of deposit were held in foreign currencies and carried a contractual maturity of two years from the date of purchase and matured in 2017.

The fair value of the Company’s collective trust funds and deferred compensation plan liabilities are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2 financial instruments.

The fair value of the debt security, including accrued interest, is based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring the Company to develop its own assumptions; therefore, the Company has categorized this asset as a Level 3 financial asset. One of the more significant unobservable inputs used in the fair value measurement of the debt security is the discount rate. Holding other inputs constant, changes in the discount rate could result in a significant change in the fair value of the debt security. As of December 31, 2017, the fair value of the debt security is $16.1 million, a net increase of $3.8 million during 2017, which the Company recorded in other comprehensive income as an unrealized gain on debt securities.

The Company evaluates any declines in fair value each quarter to determine if impairments are other-than-temporary. Based upon the Company’s best estimate of the amount it expected to recover at the time, the Company recorded an other-than-temporary impairment of $5.6 million in the first quarter of 2017. The Company also recorded an other-than-temporary impairment of $2.7 million in 2016. These other-than-temporary impairments were reclassified from accumulated other comprehensive loss and are included within other expense.

The following table provides a reconciliation of the beginning and ending balances for debt securities measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2017	2016
Balance at January 1	$12,220	$12,658
Accrued interest income	—	1,306
Gains or losses recorded for the period
Recognized in net income	(5,585)	(2,727)
Recognized in other comprehensive income	9,415	983
Balance at December 31	$16,050	$12,220

10.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment. These leases are non-cancellable and typically do not contain renewal options. Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis. Rent expense under the Company’s operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $3.1 million, $3.0 million and $3.0 million, respectively.

Future minimum lease payments under operating leases as of December 31, 2017 are as follows:

(U.S. Dollars, in thousands)
2018	$3,017
2019	2,018
2020	1,240
2021	1,575
2022	1,600
Thereafter	12,156
Total	$21,606

Inventory purchase commitments

The Company had inventory purchase commitments with third-party manufactures for $1.9 million and $1.2 million as of December 31, 2017, and 2016, respectively.

11.	Contingencies

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

January 2017 SEC Settlements

In January 2017, the U.S. Securities and Exchange Commission (the “SEC”) approved the Company’s offers of settlement in connection with the SEC’s investigations of accounting matters leading to the Company’s prior restatement of financial statements and the Company’s review of improper payments with respect to its subsidiary in Brazil. Both investigations were initiated in 2013 and involved matters self-reported to the SEC by the Company.  The settlements approved by the SEC resolved these two matters, and included payments totaling $14.4 million by the Company to the SEC of amounts previously accrued and funded into escrow by the Company during 2016.  In connection with the Brazil-related settlement, the Company agreed to retain an independent compliance consultant for one year to review and test the Company’s compliance program related to the U.S. Foreign Corrupt Practices Act. The Company’s engagement with its independent compliance consultant began in March 2017. In addition, in the fourth quarter of 2017 the Company received a favorable insurance settlement of approximately $6 million associated with prior costs incurred related to these matters, which the Company has recognized within the in SEC / FCPA matters and related costs line of the consolidated statement of operations and comprehensive income (loss).

Discontinued Operations – Matters Related to Breg and Possible Indemnification Obligations

On May 24, 2012, the Company sold Breg to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”). Under the terms of the agreement, the Company indemnified Water Street and Breg with respect to certain specified matters.

At the time of its divestiture by the Company, Breg was engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases were filed, mostly in California state court. In September 2014, the Company entered into a master settlement agreement resolving then pending pre-close cold therapy claims. Currently pending is a post-close cold therapy claim in California state court. As of December 31, 2017, the Company has an accrual of $1.7 million recorded within other current liabilities; however, the actual liability could be higher or lower than the amount accrued.

Charges incurred as a result of this indemnification are reflected as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss).

12.	Shareholders’ equity

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments; the effective portion of the gain (loss) on the Company’s cross-currency swap, which was designated and accounted for as a cash flow hedge (expired in 2016); and the unrealized (gains) losses on the Company’s debt security. The components of and changes in accumulated other comprehensive income (loss) are as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Derivatives	Debt Security	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(4,389)	$228	$(2,071)	$(6,232)
Other comprehensive loss	(726)	(360)	(1,744)	(2,830)
Income taxes	—	132	659	791
Reclassification adjustments to:
Other expense, net	—	—	2,727	2,727
Income taxes	—	—	(1,036)	(1,036)
Balance at December 31, 2016	$(5,115)	$—	$(1,465)	$(6,580)
Other comprehensive income	4,552	—	3,830	8,382
Income taxes	—	—	(1,475)	(1,475)
Reclassification adjustments to:
Other expense, net	—	—	5,585	5,585
Income taxes	—	—	(2,125)	(2,125)
Balance at December 31, 2017	$(563)	$—	$4,350	$3,787

13.	Revenue recognition and accounts receivable

The table below presents net sales, which includes product sales and marketing service fees, for each of the years ended December 31, 2017, 2016, and 2015.

	For the year ended December 31,
(U.S. Dollars, in thousands)	2017	2016	2015
Product sales	$373,538	$355,652	$341,084
Marketing service fees	60,285	54,136	55,405
Net sales	$433,823	$409,788	$396,489

Product sales primarily consist of stimulation devices and internal and external fixation products. Marketing service fees are received from MTF based on total sales of biologics tissues and relates solely to the Biologics SBU. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales, and were $3.0 million, $2.0 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

BioStim

BioStim revenue is largely attributable to the U.S. and is comprised of third-party payor transactions and wholesale revenue.

The largest portion of BioStim revenue is derived from third-party payors. This includes commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors such as Medicare, in connection with the sale of the Company’s stimulation products. Revenue is recognized when the stimulation product is fitted to and accepted by the patient and all applicable documents that are required by the third-party payor have been obtained. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

Wholesale revenue is related to the sale of the Company’s bone growth stimulators directly to physicians and other healthcare providers. Wholesale revenues are typically recognized upon shipment and receipt of a confirming purchase order.

Extremity Fixation and Spine Fixation

Extremity Fixation and Spine Fixation products are distributed world-wide, with U.S. sales largely comprised of commercial revenue and international sales derived from commercial sales and through stocking distributor arrangements.

Commercial revenue is related to the sale of the Company’s internal and external fixation products, generally representing hospital customers. Revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital. Revenue for certain government entities is recorded on a cash-basis as collectability is not reasonably assured.

For revenue from stocking distributor arrangements, the Company recognizes revenue once the product is delivered to the end customer (the “sell-through method”). Because the Company does not have reliable information about when its stocking distributors sell the product through to end customers, the Company uses cash collection from stocking distributors as a basis for revenue recognition under the sell-through method. Although in many cases the Company is legally entitled to the accounts receivable at the time of shipment, the Company has not recognized accounts receivables or any corresponding deferred revenues associated with stocking distributor transactions for which revenue is recognized on the sell-through method.

For stocking distributor arrangements, the Company also considers whether to match the related cost of sales with revenue or to recognize cost of sales upon shipment. In making this assessment, the Company considers the financial viability of its stocking distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped is reasonably assured at the time of shipment to these stocking distributors. In instances where the stocking distributor is determined to be financially viable, the Company defers the costs of sales until the revenue is recognized.

Biologics

Biologics revenue is largely attributable to the U.S. and is primarily related to a collaborative arrangement with MTF, which extends through July 28, 2027, through which the Company markets tissue for bone repair and reconstruction under the brand names Trinity Evolution and Trinity ELITE. The Company has exclusive global marketing rights for Trinity Evolution as well as non-exclusive marketing rights for other products, and receives marketing fees from MTF based on total sales. MTF is considered the primary obligor in these arrangements and therefore the Company recognizes these marketing service fees on a net basis within net sales upon shipment of the product to the customer.

Marketing service fees received from MTF were $60.3 million, or approximately 96% of total Biologics revenues, for the year ended December 31, 2017. As MTF is the Company’s single supplier for the Trinity Evolution and Trinity EITE tissue forms, which are derived from human cadaveric donors, any event or circumstance that would impact MTF’s continued access to donated human cadaveric tissue or the Company’s ability to market these tissues may adversely impact the Company’s financial results.

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

The Company will generally sell receivables from certain Italian hospitals each year. During 2017, 2016, and 2015 the Company sold €9.8 million, €10.0 million, and €10.9 million ($11.2 million, $11.1 million, and $11.9 million) of receivables, respectively. The estimated related fee for 2017, 2016, and 2015 was $0.3 million, $0.4 million and $0.5 million, respectively, which is recorded as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

14.	Business segment information

We manage our business by our four SBUs: BioStim, Extremity Fixation, Spine Fixation, and Biologics. These SBUs represent the operating segments for which our Chief Executive Officer, who is also Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among business units. The primary metric used by the CODM in managing the Company is non-GAAP net margin, an internal metric that the Company defines as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, our reporting segment information has been prepared based on our four SBUs.

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

Extremity Fixation

The Extremity Fixation SBU offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This SBU specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Extremity Fixation distributes its products through a network of distributors and sales representatives to sell orthopedic products to hospitals, and healthcare providers, globally.

Spine Fixation

The Spine Fixation SBU designs, develops and markets a broad portfolio of implant products used in surgical procedures of the spine. Spine Fixation distributes its products through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers, globally.

Biologics

The Biologics SBU provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This SBU specializes in the marketing of the Company’s exclusive regeneration tissue forms and distributes its tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives. Our partnership with MTF allows us to exclusively market our Trinity Evolution and Trinity ELITE tissue forms for musculoskeletal defects to enhance bony fusion.

Corporate

Corporate activities are comprised of the operating expenses of Orthofix International N.V. and its holding company subsidiaries, along with activities not necessarily identifiable within the four SBUs.

The table below presents net sales by reporting segment:

	Year Ended December 31,
	2017		2016		2015
(U.S. Dollars, in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
BioStim	$185,900	42.9%	$176,561	43.1%	$164,955	41.6%
Extremity Fixation	103,242	23.8%	102,683	25.1%	96,034	24.2%
Spine Fixation	81,957	18.9%	72,632	17.7%	75,668	19.1%
Biologics	62,724	14.4%	57,912	14.1%	59,832	15.1%
Net sales	$433,823	100.0%	$409,788	100.0%	$396,489	100.0%

The following table presents Non-GAAP net margin, and internal metric that the Company defines as gross profit less sales and marketing expense, by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2017	2016	2015
BioStim	$77,369	$75,469	$67,878
Extremity Fixation	31,071	30,526	29,493
Spine Fixation	8,730	8,650	8,547
Biologics	25,692	26,891	27,226
Corporate	(446)	(888)	(1,260)
Non-GAAP net margin	$142,416	$140,648	$131,884
General and administrative	74,388	74,404	87,157
Research and development	29,700	28,803	26,389
SEC / FCPA matters and related costs	(2,483)	2,005	9,083
Charges related to U.S. Government resolutions	—	14,369	—
Operating income	$40,811	$21,067	$9,255
Interest income (expense), net	(416)	763	(489)
Other expense, net	(4,004)	(2,806)	(259)
Income before income taxes	$36,391	$19,024	$8,507

The following table presents depreciation and amortization by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2017	2016	2015
BioStim	$2,133	$2,754	$2,933
Extremity Fixation	6,040	5,742	6,636
Spine Fixation	6,949	8,118	10,050
Biologics	752	1,011	1,157
Corporate	4,250	3,216	147
Total	$20,124	$20,841	$20,923

Geographical information

The following data includes net sales by geographic destination:

(U.S. Dollars, in thousands)	2017	2016	2015
U.S.	$345,145	$316,873	$305,505
Italy	17,059	16,664	15,655
United Kingdom	8,725	10,362	11,376
Brazil	10,356	11,334	13,512
Others	52,538	54,555	50,441
Net sales	$433,823	$409,788	$396,489

The following data includes property, plant and equipment by geographic area:

(U.S. Dollars, in thousands)	2017	2016
U.S.	$34,008	$38,398
Italy	7,658	7,013
United Kingdom	382	617
Brazil	475	769
Others	2,616	2,119
Total	$45,139	$48,916

15.	Share-based compensation

At December 31, 2017, the Company had stock option and award plans, and an employee stock purchase plan.

2012 Long Term Incentive Plan

The Board of Directors adopted the Orthofix International N.V. 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, subject to shareholder approval, which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors and consultants and advisors who perform services for the Company and the Company’s subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options, however, are only available to the Company’s employees. Awards granted under the 2012 LTIP expire no later than ten years after the date of grant. The Company reserves a total of 3,200,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2017, there were 881,322 options outstanding under the 2012 LTIP Plan, of which 402,820 were exercisable. In addition, there were 381,204 shares of unvested restricted stock outstanding, some of which contain performance conditions, and 241,864 units of performance stock units outstanding under the plan as of December 31, 2017.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP Plan”) reserved 3.1 million shares for issuance (in addition to shares (i) available for future awards as of June 29, 2004 under prior plans or (ii) that become available for future issuance upon the expiration or forfeiture after June 29, 2004 of awards upon prior plans). At December 31, 2017, there were 55,500 options outstanding under the 2004 LTIP Plan, all of which were exercisable; in addition, there were no shares of unvested restricted stock outstanding.

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

Due to the compensatory nature of such plan, the Company records the related share based compensation in the consolidated statement of operations. The aggregate number of shares reserved for issuance under the Stock Purchase Plan is 1,850,000. As of December 31, 2017, 1,504,445 shares had been issued.

Share-Based Compensation Expense

Share-based compensation expense is recorded in the same line of the consolidated statements of operations as the employee’s cash compensation. The following tables present the detail of share-based compensation by line item in the consolidated statements of operations as well as by award type, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2017	2016	2015
Cost of sales	$486	$553	$440
Sales and marketing	1,471	1,230	1,304
General and administrative	9,671	13,132	5,051
Research and development	929	1,051	419
Total	$12,557	$15,966	$7,214

	Year Ended December 31,
(U.S. Dollars, in thousands)	2017	2016	2015
Stock options	$2,388	$2,021	$1,437
Time-based restricted stock awards	5,540	6,016	4,606
Performance-based restricted stock awards	462	5,716	—
Performance-based and market-based restricted stock units	2,904	948	—
Stock purchase plan	1,263	1,265	1,171
Total	$12,557	$15,966	$7,214

The income tax benefit related to this expense was $3.4 million, $4.3 million, and $1.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Stock Options

The fair value of service-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically four years, net of actual forfeitures. The fair value of market-based stock options is determined at the date of the grant using the Monte Carlo valuation methodology, with such value recognized as expense over the requisite service period adjusted for forfeitures as they occur. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied.

A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the year is shown in the following table.

	Year Ended December 31,
Assumptions:	2017	2016	2015
Expected term (in years)	4.5	4.5	4.5
Expected volatility	31.2%	30.6% – 32.3%	31.1% – 31.6%
Risk free interest rate	1.93%	1.07% – 1.92%	1.37% – 1.54%
Dividend yield	—	—	—
Weighted average grant date fair value	$13.32	$11.79	$9.49

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

Summaries of the status of the Company’s stock option plans as of December 31, 2017 and 2016 and changes during the year ended December 31, 2017 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	1,137,179	$36.05
Granted	165,595	$46.10
Exercised	(152,027)	$34.14
Forfeited	(63,925)	$42.50
Outstanding at December 31, 2017	1,086,822	$37.47	7.06
Vested and expected to vest at December 31, 2017	1,086,822	$37.47	7.06
Exercisable at December 31, 2017	608,320	$34.33	5.94

The table below summarizes the options outstanding and exercisable by exercise price range as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.78 – $27.97	111,874	5.08	$24.12	111,874	$24.12
$27.98 – $32.28	110,400	5.36	$31.12	91,326	$30.90
$33.12 – $33.12	140,475	7.50	$33.12	70,242	$33.12
$33.24 – $36.25	121,875	6.74	$35.51	83,213	$35.71
$36.46 – $38.40	39,750	8.55	$37.92	12,376	$37.64
$38.82 – $38.82	150,000	5.20	$38.82	150,000	$38.82
$39.66 – $41.37	65,500	6.12	$40.23	43,000	$40.25
$42.89 – $42.89	22,000	8.74	$42.89	5,500	$42.89
$44.39 – $44.39	163,138	8.50	$44.39	40,789	$44.39
$46.10 – $46.10	161,810	9.50	$46.10	—	$—
$21.78 – $46.10	1,086,822	7.06	$37.47	608,320	$34.33

As of December 31, 2017, the unamortized compensation expense relating to options granted and expected to be recognized was $2.9 million. This amount is expected to be recognized through July 2021 or over a weighted average period of approximately 1.5 years. The total intrinsic value of options exercised was $2.2 million, $4.3 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $54.70 closing price of the Company’s stock on December 31, 2017. The aggregate intrinsic value of options outstanding was $18.7 million, $3.3 million and $8.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. The aggregate intrinsic value of options exercisable was $12.4 million, $2.2 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Time-based Restricted Stock Awards and Stock Units

During the year ended December 31, 2017, the Company granted to employees and non-employee directors 143,469 shares of restricted stock or stock units, which vest at various dates through December 2021. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, is recognized on a straight-line basis over the vesting period, which is typically four years, net of actual forfeitures. The aggregate fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $7.3 million, $7.2 million and $6.1 million, respectively. Unamortized compensation expense related to restricted stock amounted to $11.0 million at December 31, 2017, and is expected to be recognized over a weighted average period of approximately 2.4 years.  The aggregate intrinsic value of restricted stock outstanding was $17.8 million, $13.0 million and $14.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

During the years ended December 31, 2017 or 2016, the Company did not grant any performance-based restricted stock awards to employees. During the year ended December 31, 2015, the Company granted to employees 110,660 shares of performance-based restricted stock, which vest based upon the achievement of certain earnings or return on invested capital targets as of and for any of the years ended December 31, 2016, 2017, or 2018. Approximately $0.5 million and $5.7 million of compensation expense has been recorded for the years ended December 31, 2017 and 2016, respectively, associated with these performance-based vesting restricted stock awards. No expense was recorded for the year ended December 31, 2015, related to performance-based restricted stock. The fair value of performance-based stock awards that vested during the year ended December 31, 2017, was $4.9 million. No performance-based stock awards vested during the years ended December 31, 2016 or 2015. Unamortized compensation expense related to performance-based restricted stock amounted to $0.4 million at December 31, 2017, which is contingent upon meeting certain performance-based vesting criteria and is expected to be recognized over a weighted average period of approximately 1.0 year. The aggregate intrinsic value of performance-based restricted stock awards outstanding was $3.0 million, $7.0 million and $7.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Performance-based and Market-based Restricted Stock Units

The Company’s performance-based stock units (“PSUs”) consist of awards that contain either market conditions or performance conditions as a requirement for vesting.

The fair value of market-based PSUs is determined at the date of the grant using the Monte Carlo valuation methodology, with any discounts for post-vesting restrictions estimated using the Chaffe Model. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied. Such value is recognized on a straight-line basis over the vesting period, net of actual forfeitures. During the years ended December 31, 2017 and 2016, the Company granted 94,902 and 96,245 shares, respectively, of market-based PSUs to executive officers and certain employees. The awards, if the market conditions are achieved, will be settled in shares of common stock, with one share of common stock issued per PSU if targets are achieved at the 100% level. Awards may be achieved at a minimum level of 50% and a maximum of 200%. The market conditions for the 2016 and 2017 awards are based on the Company’s stock achieving certain total shareholder return targets relative to specified index companies during a 3-year performance period beginning in July 2016 and July 2017, respectively. The Company recorded $2.9 million and $0.9 million in compensation expense for the years ended December 31, 2017 and 2016, respectively, and no expense for the year ended December 31, 2015, related to market-based PSUs. Unamortized compensation expense for market-based PSUs amounted to $5.9 million at December 31, 2017, and is expected to be recognized over a weighted average period of approximately 2.0 years. The aggregate intrinsic value of market-based PSUs outstanding was $10.2 million, $3.5 million, and $0.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The fair value of performance-based PSUs is calculated based upon the closing stock price at the date of grant. Such value is recognized as expense over the derived requisite service period beginning in the period in which the awards are deemed probable to vest. Vesting probability is assessed based upon forecasted earnings and financial results. During the year ended December 31, 2015, the Company granted 55,330 shares of performance-based PSUs to employees, which vest based upon the achievement of certain earnings or return on invested capital targets for the year ended December 31, 2018. The Company has not recorded any compensation expense for the years ended December 31, 2017, 2016, or 2015 related to these 2015 performance-based PSUs as the requisite service period has not yet begun. Unamortized compensation expense related to these 2015 performance-based PSUs amounts to $1.8 million at December 31, 2017 and is expected to be recognized over a weighted average period of approximately 1.0 year, if all performance conditions are met. The aggregate intrinsic value of performance-based PSUs outstanding was $3.0 million, $2.0 million, and $2.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

A summary of the status of our restricted stock and stock units as of December 31, 2017 and 2016 and changes during the year ended December 31, 2017 are presented below:

	Time-based Awards and Units		Performance-based Awards		Performance-based or Market-based Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2016	358,919	$38.27	192,310	$34.45	151,575	$43.54
Granted	143,469	$46.42	—	$—	94,902	$54.49
Vested	(157,807)	$37.04	(136,980)	$34.99	—	$—
Cancelled	(18,707)	$38.59	—	$—	(4,613)	$49.09
Non-vested as of December 31, 2017	325,874	$42.44	55,330	$33.12	241,864	$47.73

16.	Defined contribution plans and deferred compensation

Defined Contribution Plans

Orthofix Inc. sponsors a defined contribution plan (the “401(k) Plan”) covering substantially all full time U.S. employees. The 401(k) Plan allows participants to contribute up to 15% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2017, 2016 and 2015, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately $2.0 million, $1.9 million and $2.0 million, respectively.

The Company also operates defined contribution pension plans for its international employees meeting minimum service requirements. The Company’s expenses for such pension contributions during each of the years ended December 31, 2017, 2016 and 2015 were $1.1 million, $1.0 million and $1.1 million, respectively.

Deferred Compensation Plans

Under Italian Law, our Italian subsidiary accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. The accrual for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal, which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. The Company’s relations with its Italian employees, who represent 21.5% of total employees at December 31, 2017, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. The Company is not a party to any other collective bargaining agreement.

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

The Company’s expense for both deferred compensation plans described above was approximately $0.1 million for each of the years ended December 31, 2017, 2016, and 2015. There were $0.2 million in deferred compensation payments made in 2017, $0.1 million in 2016, and none in 2015. The balance in other long-term liabilities as of December 31, 2017 and 2016 was $1.4 million and $1.5 million, respectively, and represents the amount which would be payable if all the employees and agents had terminated employment at that date.

17.	Income taxes

Income (loss) from continuing operations before provision for income taxes consisted of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2017	2016	2015
U.S.	$27,774	$23,006	$15,480
Non-U.S.	8,617	(3,982)	(6,973)
Income before income taxes	$36,391	$19,024	$8,507

The provision for income taxes on continuing operations consists of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2017	2016	2015
U.S.
Current	$3,620	$558	$6,792
Deferred	20,222	9,296	(1,146)
	23,842	9,854	5,646
Non-U.S.
Current	4,062	4,509	3,661
Deferred	1,196	1,164	1,542
	5,258	5,673	5,203
Income tax expense	$29,100	$15,527	$10,849

The rate reconciliation for continuing operations presented below is based on the U.S. federal income tax rate, rather than the Company’s country of domicile tax rate. The Company believes, given the large proportion of taxable income earned in the United States, such disclosure is more meaningful.

	2017		2016		2015
(U.S. Dollars, in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$12,737	35.0%	$6,658	35.0%	$2,978	35.0%
State taxes, net of U.S. federal benefit	1,598	4.4	395	2.1	521	6.1
Foreign rate differential, including withholding taxes	(3,849)	(10.6)	(805)	(4.2)	(1,934)	(22.7)
Charges related to U.S. Government resolutions	—	—	2,050	10.8	—	—
Valuation allowances, net	3,548	9.7	6,149	32.3	10,952	128.7
Change in estimate on compensation expenses	—	—	(2,151)	(11.3)	—	—
Italian subsidiary intangible asset	(381)	(1.0)	(1,477)	(7.8)	(2,076)	(24.4)
Change of intention for foreign earnings	—	—	1,300	6.8	—	—
Domestic manufacturing deduction	(818)	(2.2)	—	—	(469)	(5.5)
Unrecognized tax benefits, net of settlements	6,002	16.5	3,049	16.0	406	4.8
Impact of the Tax Act	8,347	22.9	—	—	—	—
Other, net	1,916	5.3	359	1.9	471	5.5
Income tax expense/effective rate	$29,100	80.0%	$15,527	81.6%	$10,849	127.5%

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Tax Act in the 2017 income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. As a result, the Company recorded $8.3 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future was $8.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was zero. The Company also recorded a benefit of $0.3 million related to an income tax liability recorded in 2016 related to repatriation of earnings from our subsidiary in Puerto Rico.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determine that the $8.6 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the zero transition tax  on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to those amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

During 2016, the Company revised its estimate relating to the deductibility of certain compensation expenses. This change in estimate reduced income tax expense and increased net income from continuing operations by $2.4 million and increased earnings per share by $0.13 for the year ended December 31, 2016.

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
(U.S. Dollars, in thousands)	2017	2016
Intangible assets and goodwill	$2,271	$2,628
Inventories and related reserves	11,298	17,665
Deferred revenue and cost of goods sold	6,816	11,263
Other accruals and reserves	2,336	4,066
Accrued compensation	4,054	6,747
Allowance for doubtful accounts	2,617	2,898
Accrued interest	—	4,621
Net operating loss carryforwards	42,675	37,930
Other, net	2,369	3,032
	74,436	90,850
Valuation allowance	(46,271)	(41,701)
Deferred tax asset	$28,165	$49,149
Withholding taxes	(381)	(648)
Property, plant and equipment	(4,469)	(1,176)
Deferred tax liability	(4,850)	(1,824)
Net deferred tax assets	$23,315	$47,325

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

The valuation allowance is primarily attributable to net operating loss carryforwards and temporary differences in certain foreign jurisdictions.  The net increase in the valuation allowance of $4.6 million during the year principally relates to the increase of valuation allowances on net operating loss carryforwards in foreign jurisdictions.

The Company has state net operating loss carryforwards of approximately $11.6 million that will begin to expire in 2018. Additionally, the Company has net operating loss carryforwards in various foreign jurisdictions of approximately $167.3 million that begin to expire in 2018, the majority of which relate to the Company’s Netherlands operations.

During 2016, the Company changed its intention related to unremitted foreign earnings in its Puerto Rico subsidiary and certain United Kingdom subsidiaries. As a result of the change in intention, the Company recorded $ 1.3 million of income tax expense for the remitted and unremitted earnings in each of these subsidiaries. During the first quarter of 2017, the Company changed its intention related to unremitted foreign earnings in its Seychelles subsidiary. The tax impact was minimal. The Company’s current intention is to indefinitely reinvest substantially all of its other unremitted foreign earnings (residing outside Curaçao). As an entity incorporated in Curaçao, “foreign earnings” refer to both U.S. and non-U.S. earnings.  Furthermore, only income sourced in the U.S. is subject to U.S. income tax. Unremitted foreign earnings decreased from $372.5 million at December 31, 2016 to $335.7 million at December 31, 2017. Determining the additional income tax that may be payable if such earnings are repatriated is not practicable.

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

The Company’s unrecognized tax benefit was $22.5 million and $18.4 million for the years ended December 31, 2017 and 2016, respectively. The Company recorded interest and penalties on unrecognized tax benefits of  $2.3 million, $2.1 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively, and had approximately $5.3 million and $3.0 million accrued for payment of interest and penalties as of December 31, 2017 and 2016, respectively. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.4 million to $3.6 million as audits close and statutes expire.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2017, 2016, and 2015 follows:

(U.S. Dollars, in thousands)	2017	2016	2015
Balance as of January 1,	$18,384	$15,763	$15,597
Additions for current year tax positions	787	77	332
Increases (decreases) for prior year tax positions	3,361	2,551	(86)
Settlements of prior year tax positions	—	—	—
Expiration of statutes	(10)	(7)	(80)
Balance as of December 31,	$22,522	$18,384	$15,763
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

During the third quarter of 2015, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for 2012. The Company reasonably expects to conclude this examination in the first half of 2018 with no material impact on the financial statements. In October 2016, the Company was notified of an examination of its federal income tax return for 2013 and in December 2017, the examination for 2013 was concluded with no change. In November 2017, the Company was notified of an examination of its federal income tax return for 2015. The Company cannot reasonably determine if this examination, or any state and local tax examinations, will have a material impact on its financial statements and cannot predict the timing regarding resolution of these tax examinations.

18.	Earnings per share (EPS)

Basic EPS is computed using the weighted average number of common shares outstanding during each of the respective years. Diluted EPS is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the treasury stock method. The difference between basic and diluted shares, if any, largely results from common equivalent shares, which represents the dilutive effect of the assumed exercise of certain outstanding share options, the assumed vesting of restricted stock granted to employees and directors, or the satisfaction of certain necessary conditions for contingently issuable shares (see Note 15).

For each of the three years ended December 31, 2017, no adjustments were made to net income (loss) for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in the diluted EPS computations.

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares-basic	18,117,405	18,144,019	18,795,194
Effect of diluted securities:
Unexercised stock options and employee stock purchase plan	209,691	161,092	—
Unvested time-based restricted stock awards	123,592	138,291	—
Unvested performance-based restricted stock awards	48,057	19,759	—
Weighted average common shares-diluted	18,498,745	18,463,161	18,795,194

No adjustment was made for any common stock equivalents for the year ended December 31, 2015, because the effect would have been anti-dilutive. There were 418,859, 542,555 and 1,033,731 outstanding options, restricted stock, and performance-based or market-based equity awards not included in the diluted earnings per share computation for the years ended December 31, 2017, 2016 and 2015, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based awards, all necessary conditions have not been satisfied by the end of the respective period.

19. Quarterly financial data (unaudited)

	2017
(U.S. Dollars, in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$102,738	$108,942	$105,247	$116,896	$433,823
Cost of sales	22,581	23,177	23,717	23,562	93,037
Gross profit	80,157	85,765	81,530	93,334	340,786
Operating expense	74,238	77,767	72,496	75,474	299,975
Operating income	5,919	7,998	9,034	17,860	40,811
Net income (loss) from continuing operations	(2,308)	4,735	3,348	1,516	7,291
Net income (loss)	$(2,654)	$3,853	$3,456	$1,568	$6,223
Net income (loss) per common share — basic:
Net income (loss) from continuing operations	$(0.13)	$0.26	$0.18	$0.08	$0.40
Net income (loss)	$(0.15)	$0.21	$0.19	$0.09	$0.34
Net income (loss) per common share — diluted:
Net income (loss) from continuing operations	$(0.13)	$0.26	$0.18	$0.08	$0.39
Net income (loss)	$(0.15)	$0.21	$0.19	$0.08	$0.34

	2016
(U.S. Dollars, in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$98,679	$104,075	$98,497	$108,537	$409,788
Cost of sales	22,137	22,516	19,880	23,320	87,853
Gross profit	76,542	81,559	78,617	85,217	321,935
Operating expense	69,467	84,254	69,346	77,801	300,868
Operating income (loss)	7,075	(2,695)	9,271	7,416	21,067
Net income (loss) from continuing operations	4,576	(6,346)	10,384	(5,117)	3,497
Net income (loss)	$3,840	$(7,444)	$9,896	$(3,236)	$3,056
Net income (loss) per common share — basic:
Net income (loss) from continuing operations	$0.25	$(0.35)	$0.57	$(0.29)	$0.19
Net income (loss)	$0.21	$(0.41)	$0.55	$(0.18)	$0.17
Net income (loss) per common share — diluted:
Net income (loss) from continuing operations	$0.24	$(0.35)	$0.56	$(0.29)	$0.19
Net income (loss)	$0.20	$(0.41)	$0.54	$(0.18)	$0.17