Form 10-K/A
period 2017-12-31
ORTHOFIX INTERNATIONAL N V
filed 2018-04-26
CIK 884624

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

As of February 23, 2018, 18,405,344 shares of common stock were outstanding.

Orthofix International N.V.

Form 10-K for the Year Ended December 31, 2017

EXPLANATORY NOTE

In this Amendment, the terms “we”, “us”, “our”, “Orthofix” “the Company” and “our Company” refer to the combined operations of all of Orthofix International N.V. and its respective consolidated subsidiaries and affiliates, unless the context requires otherwise.

This Amendment No. 1 (this “Amendment”) amends Orthofix International N.V.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “Commission”) on February 26, 2018 (the “Original Form 10-K”). The sole purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days of the fiscal year end, which involves the election of directors. The Company’s definitive proxy statement will not be filed before April 30, 2018 (i.e., within 120 days after end of the Company’s 2017 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Original Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Our current executive officers are listed and described below.  Messrs. Mason, Rice, Bianchi and Finegan and Ms. Elting are referred to collectively throughout this Amendment as our “named executive officers.”

Name	Age	Position
Bradley R. Mason	64	President and Chief Executive Officer and Director
Douglas C. Rice	52	Chief Financial Officer
Davide Bianchi	53	President, Global Extremity Fixation
Kimberley A. Elting	53	Chief Legal and Administrative Officer
Michael M. Finegan	54	Chief Strategy Officer
Raymond S. Fujikawa	61	President, Spine Fixation
Robert A. Goodwin II	47	President, Biologics
Bradley V. Niemann	48	President, BioStim

Bradley R. Mason. Mr. Mason has served as a director since the Company’s 2013 annual general meeting of shareholders. Mr. Mason rejoined Orthofix in March 2013 as our President and Chief Executive Officer after previously serving as Group President, North America from June 2008 through October 2009, and as a Strategic Advisor from November 2009 through October 2010. Prior to being appointed as Group President, North America, he had served as a Vice President of the Company since December 2003, when the Company acquired Breg, Inc. Prior to its acquisition by Orthofix, Mr. Mason had served as President and Chairman of Breg, a company he principally founded in 1989 with five other shareholders. Mr. Mason has over 30 years of experience in the medical device industry, some of which were spent with dj Orthopedics (formally DonJoy) where he became an owner and executive in its early development stage and held the position of Executive Vice President. Following his retirement from Orthofix in 2010, he served in a variety of part-time consulting and advisory roles, including as a consultant to Orthofix since October 2012, which consulting relationship terminated as of March 13, 2013 when he rejoined Orthofix. Mr. Mason is the named inventor on 38 issued patents in the orthopedic product arena. He graduated Summa Cum Laude with an Associate of Arts and Associate of Science degree from MiraCosta College.

Douglas C. Rice. Mr. Rice became the Company’s Chief Financial Officer in April 2015.  He joined Orthofix as Chief Accounting Officer in September 2014 and was appointed to the position of Interim Chief Financial Officer later that month. Mr. Rice joined the Company from Vision Source, an international optometric network provider, where he had served since 2012 as Chief Financial Officer. Mr. Rice served as the Vice President Finance, Treasurer of McAfee, a security technology company, from 2007 to 2012, when it was acquired by Intel. From 2000 to 2007, he served as the Senior Vice President, Corporate Controller of Concentra, Inc., a national healthcare service provider. Mr. Rice’s over 25 years of finance experience also included finance leadership positions with la Madeleine, Allied Marketing Group as well as PricewaterhouseCoopers (formerly Coopers & Lybrand). He is a certified public accountant, and holds an MBA and BBA, with honors, from Southern Methodist University.

Davide Bianchi. Mr. Bianchi joined Orthofix as President, International Extremity Fixation in July 2013 and was named as the Company’s President, Global Extremity Fixation in December 2013. From February 2009 through June 2013, Mr. Bianchi served as President of the Heart Valve Global Business Unit at Sorin Group. Earlier in his career, he spent 10 years with Edwards Lifesciences, where he served as the European Marketing Manager; the Business Director, Emerging Markets; the Managing Director, Germany; the Vice President, Sales; and, most recently, the Vice President, Marketing, EMEA. Mr. Bianchi received his Master in Business Management from ISTUD Milano.

Kimberley A. Elting. Ms. Elting joined Orthofix as Chief Legal Officer in September 2016 and was named Chief Legal and Administrative Officer in 2017. Before joining the Company, she had served since 2013 as General Counsel and Vice President Corporate Affairs at TriVascular Technologies, Inc. In this role, she led the legal, compliance, human resources (HR) and government affairs functions. Between 2007 and 2012, she served in various roles of increasing responsibility with St. Jude Medical, including General Counsel and Vice President of HR and Health Policy for the Neuromodulation Division. She also previously was a partner at the Jones Day law firm where she counseled clients in the health care sector on mergers and acquisitions and regulatory matters. A graduate of Ithaca College, Ms. Elting earned her Law Degree from the University of Denver and an LL.M. in Health Law from Loyola University Chicago.

Michael M. Finegan. Mr. Finegan joined Orthofix in June 2006 as Vice President of Corporate Development, and became the President, Biologics in March 2009. In October 2011, he was promoted to Senior Vice President, Business Development, and President, Biologics, and in June 2013, to his current position as Chief Strategy Officer. Prior to joining Orthofix, Mr. Finegan spent 16 years as an executive with Boston Scientific in a number of different operating and strategic roles, most recently as Vice President of Corporate Sales. Earlier in his career, Mr. Finegan held sales and marketing roles with Marion Laboratories and spent three years in banking with First Union Corporation (Wachovia). Mr. Finegan earned a Bachelor of Arts in Economics from Wake Forest University.

Raymond S. Fujikawa. Mr. Fujikawa joined the Orthofix team in August 2013 as Senior Vice President of Commercial Strategy. With more than 33 years of experience in medical device sales, Mr. Fujikawa was directly responsible for establishing sales forces at Mitek, Surgiquip and Li Medical Technologies while serving as their Vice President of Sales. Additionally, he was Vice President of Sales at Breg, Inc. where he was one of the creators of their business solution program. Mr. Fujikawa is the author of the sales training program “Student of the Game” which is used by companies to enhance their sales results. He frequently lectures on this program at major university business schools. Mr. Fujikawa began his career as a medical device salesman, which led him to increasing responsibilities in successive management roles.

Robert A. Goodwin II. Mr. Goodwin was appointed President of the Biologics strategic business unit in July 2013. Mr. Goodwin joined Orthofix in 2006 as Director of Business Development before being promoted to Vice President of Finance in 2008, Vice President of Business Development in 2009 and the role of Vice President of Marketing for Biologics in 2012. He has more than 23 years of medical device experience, including escalating levels of responsibility in functional areas of finance, sales, new product development, I/T, business development and marketing. Prior to joining Orthofix, Mr. Goodwin was with U.S. Endoscopy, Aspect Medical Systems, and CR Bard. Mr. Goodwin holds a Bachelor’s Degree in Accounting and Finance from the University of Maine.

Bradley V. Niemann. Mr. Niemann was appointed President of the BioStim strategic business unit in June 2013. He joined Orthofix in March 2012 as Senior Vice President of Commercial Operations for Orthofix's Global Spine Business. Mr. Niemann has more than 15 years of experience in the medical devices industry, with a particularly strong track record in expanding the utilization of bone growth stimulation technology. From 2004-2012, Mr. Niemann worked in a variety of management roles at DJO Global, Inc. before joining Orthofix. Mr. Niemann holds a Bachelor of Science in Management from DePaul University.

The Board and Committees of the Board

Our Board

Our Articles of Association provides that the Board shall consist of not less than six and no more than fifteen directors, the exact number to be determined from time-to-time by resolution of the Board. The Board is currently comprised of nine seats. Directors are elected at each annual general meeting of shareholders (the “Annual General Meeting”) by a plurality of the votes cast, in person or by proxy by the shareholders. Directors are elected to serve until the following year’s Annual General Meeting or until a successor is elected and qualified. Because we are required by Curaçao law to hold the Annual General Meeting in Curaçao, we do not have a policy regarding director attendance at the Annual General Meeting, and no directors were present at our 2017 Annual General Meeting. However, in the event that our pending domestication to Delaware is consummated, such that future annual meetings of shareholders may be held in the U.S., we expect that some or all directors will attend such annual meetings in the future.

The Board meets at least four times per year in person at regularly scheduled meetings, but will meet more often in person if necessary. In addition, the Board typically holds several additional meetings each year by telephone conference as events require. The Board met six times during 2017, four of which were in-person meetings.  The Board has four standing committees: the Audit and Finance Committee, the Compensation Committee, the Compliance and Ethics Committee and the Nominating and Governance Committee. During 2017 every director attended more than 75% of the aggregate of all meetings of the Board and the Committees on which he or she served held during the period for which he or she was a director or Committee member, as applicable.

Of our nine current directors, the Board has determined that each of Mr. Faulstick, Mr. Hinrichs, Mr. Lukianov, Ms. Marks, Mr. Matricaria, Mr. Paolucci, Ms. Sainz and Mr. Sicard are independent under the current Nasdaq listing standards. Mr. Mason is not considered independent, as he also serves as the Company’s President and Chief Executive Officer.

Name	Age	Director Since	Independent	Audit and Finance Committee	Compensation Committee	Compliance and Ethics Committee	Nominating and Governance Committee
Luke Faulstick	55	2014	✓	✓			Chair
James Hinrichs	50	2014	✓	Chair			✓
Alexis V. Lukianov	62	2016	✓		✓		✓
Lilly Marks	70	2015	✓			✓
Bradley R. Mason	64	2013
Ronald Matricaria (Chairman)	75	2014	✓	✓
Michael E. Paolucci	58	2016	✓		Chair	✓
Maria Sainz	52	2012	✓		✓	Chair
John Sicard	54	2018	✓

Current Directors (and Directors Standing for Election at the 2018 Annual General Meeting)

Luke Faulstick	Director (Nominated to Stand for Re-Election as Director at the 2018 Annual General Meeting)

Mr. Faulstick, 55, joined the Board in September 2014. He has over 25 years of experience as a manufacturing executive and is a recognized expert on Lean Manufacturing and work culture. Since 2012, Mr. Faulstick has been co-owner, President and Chief Executive Officer of PPI Inc., a company operating several manufacturing-focused businesses. Prior to forming PPI, he was the Executive Vice President and Chief Operating Officer of DJO Global. He previously held senior operating management roles at Tyco Healthcare, Graphic Controls, Mitsubishi Consumer Electronics and Eastman Kodak. Under his leadership, DJO Global’s operations teams and manufacturing plants won numerous awards including the Shingo Prize for Operational Excellence, Industry Week’s Best Plants, and the Association of Manufacturing Excellence Operational Excellence Award. Mr. Faulstick received a Bachelor of Science Degree in Engineering from Michigan State University and a Master of Science Degree in Engineering from Rochester Institute of Technology. He previously served on the boards of Alphatec Spine and Microdental, as well as Chairman of the Board of the Association of Manufacturing Excellence. Currently he is a member of the Rady Children’s Hospital Foundation Board of Trustees and a Certified Board of Director through the UCLA Anderson School of Business.

The Board believes that Mr. Faulstick’s extensive experience as a manufacturing executive, operational knowledge and industry expertise, as well as his previous and current board memberships, brings unique and valuable insight to the Board.

James F. Hinrichs	Director (Nominated to Stand for Re-Election as Director at the 2018 Annual General Meeting)

Mr. Hinrichs, 50, was appointed to the Board in April 2014. From April 2015 to October 2017, he served as Executive Vice President and Chief Financial Officer of Alere Inc, a publicly traded diagnostic company, prior to its sale to Abbott Labs. From December 2010 through March 2015, he served as Chief Financial Officer of CareFusion Corporation, a publicly traded medical technology company, prior to its sale to Becton Dickinson. He previously served as CareFusion’s Senior Vice President, Global Customer Support, from January 2010 to December 2010, and as its Senior Vice President, Controller, from January 2009 to January 2010. Prior to joining CareFusion when it was spun off from Cardinal Health, Inc., he worked since 2004 at Cardinal Health in various positions including Executive Vice President and Corporate Controller of Cardinal Health, and as Executive Vice President and Chief Financial Officer of its Healthcare Supply Chain Services segment. He joined Cardinal Health following over a decade of finance and marketing roles at Merck & Co. He holds undergraduate and graduate degrees in business from Carnegie Mellon University.

The Board believes that Mr. Hinrichs’ financial and accounting experience gained through the foregoing roles, including in particular his experience as a public company chief financial officer, provide important expertise to the Board and enable him to provide service and leadership as the Chair of the Company’s Audit and Finance Committee.

Alexis V. Lukianov	Director (Nominated to Stand for Re-Election as Re-Director at the 2018 Annual General Meeting)

Mr. Lukianov, 62, became a director in December 2016, bringing to the Board his more than 30 years of experience in the orthopedic industry. From July 1999 to March 2015, he served as Chief Executive Officer and a director of NuVasive, Inc., a publicly-traded medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders, including serving as Chairman of the Board between 2004 and 2015.  From April 1996 to April 1997, Mr. Lukianov was a founder of and served as Chairman of the Board and Chief Executive Officer of BackCare Group, Inc., a spine physician practice management company.  From January 1990 to October 1995, Mr. Lukianov held a variety of senior executive positions, including President, with Medtronic Sofamor Danek, Inc., a developer and manufacturer of medical devices to treat disorders of the cranium and spine and a subsidiary of Medtronic, Inc., a publicly-traded medical technology company. Between 1987 and 1990, he was the director of a business unit at Smith & Nephew Orthopaedics that brought limb lengthening technology to the United States from Russia.  From 2007 until its acquisition in 2015 by Royal Philips, he served on the Board of Directors of Volcano Corporation, a Nasdaq-listed medical technology company. He has previously served on the boards and the executive committees of BIOCOM, a regional life sciences trade association, the Medical Device Manufacturers Association (MDMA), a national trade association, and the California Health Institute (CHI). Mr. Lukianov also serves on a number of private and non-profit boards.

The Board believes that Mr. Lukianov’s experience leading medical device and orthopedic companies brings valuable industry experience to the Board.

Lilly Marks	Director (Nominated to Stand for Re-Election as Director at the 2018 Annual General Meeting)

Ms. Marks, 70, was appointed to the Board in June 2015. She currently serves as the Vice President for Health Affairs for the University of Colorado and has led the University of Colorado Anschutz Medical Campus. Ms. Marks has also served as a member of the Board of Directors of the University of Colorado Health System, Children’s Hospital Colorado, and the Advisory Board for Clinical Research of the National Institutes of Health. She is currently a member of the Board of Directors of the Federal Reserve Bank of Kansas City, the Fitzsimons Redevelopment Authority, the Association of Academic Health Centers (AAHC), the Global Down Syndrome Foundation and the Rose Community Foundation. Additionally, she is a member of the Association of American Medical Colleges (AAMC) Advisory Panel on Research and is a trustee of the University of Colorado Foundation. Ms. Marks is a graduate of the University of Colorado.

The Board believes that Ms. Marks’ extensive experience from her previous and current board memberships, as well as her accomplished academic background, brings unique and valuable insight to the Board.

Bradley R. Mason	Director President and Chief Executive Officer (Nominated to Stand for Re-Election as Director at the 2018 Annual General Meeting)

Mr. Mason, 64, has served as a director since the 2013 Annual General Meeting. Mr. Mason rejoined Orthofix in March 2013 as our President and Chief Executive Officer after previously serving as Group President, North America from June 2008 through October 2009, and as a Strategic Advisor from November 2009 through October 2010. Prior to being appointed as Group President, North America, he had served as a Vice President of the Company since December 2003, when the Company acquired Breg, Inc. Prior to its acquisition by Orthofix, Mr. Mason had served as President and Chairman of Breg, a company he principally founded in 1989 with five other shareholders. Mr. Mason has over 30 years of experience in the medical device industry, some of which were spent with dj Orthopedics (formerly DonJoy) where he became an owner and executive in its early development stage and held the position of Executive Vice President. Since his retirement from Orthofix in 2010, he has served in a variety of part-time consulting and advisory roles, including as a consultant to Orthofix since October 2012 (which consulting relationship has been terminated as of March 13, 2013). Mr. Mason is the named inventor on 38 issued patents in the orthopedic product arena. He graduated Summa Cum Laude with an Associate of Arts and Associate of Science degree from MiraCosta College.

The Board believes that Mr. Mason’s leadership skills, operational knowledge and industry expertise, and his perspective as the Company’s President and Chief Executive Officer, brings unique and valuable insight to the Board.

Ronald Matricaria	Chairman of the Board (Nominated to Stand for Re-Election as Director at the 2018 Annual General Meeting)

Mr. Matricaria, 75, was appointed to the Board in March 2014. He has more than 35 years of medical device and pharmaceutical experience at St. Jude Medical, Inc. and Eli Lilly and Company, Inc. From April 1993 to May 1999, he served as President and Chief Executive Officer of St. Jude Medical, Inc. and served as Chairman of the Board of Directors from January 1995 to May 2002. Prior to joining St. Jude Medical, Mr. Matricaria spent 23 years with Eli Lilly and Company, Inc., where his last position was Executive Vice President of the Pharmaceutical Division of Eli Lilly and Company and President of its North American operations. He also served as President of Eli Lilly International Corporation, as well as President of its Medical Device Division. He currently serves as a director of Kinaxis Inc. a SaaS based software company traded on the Toronto Stock Exchange. Until recently, he served as Chairman of the Board at Volcano Corporation and as a member of the Boards of Phoenix Children’s Hospital and Life Technologies Corporation. Additionally, Mr. Matricaria previously has served on the board of a number of other public and private companies including Home Depot Inc., Diametric Medical Inc., Ceridian Inc., Centocor Inc., Haemonetics Inc., Kinetic Concepts, Inc., Hospira Inc., Cyberonics Inc., Vistacare Inc., Advanced Medical Technology Association (AdvaMed), the Pharmaceutical Manufacturers Association International Section, the American Diabetes Association, the American Foundation for Pharmaceutical Education, the National Foundation for Infectious Diseases, the National Retiree Volunteer Center and the Indiana Repertory Theatre as well as a trustee on the board of the Massachusetts College of Pharmacy and Allied Health Science. He also chaired the BioMedical Engineering Institute campaign, which raised an operating endowment for the Institute at the University of Minnesota. He remains a Trustee emeritus of the University of Minnesota Foundation. Mr. Matricaria holds a bachelor’s degree in pharmacy from the Massachusetts College of Pharmacy and was awarded an honorary Doctor of Science degree in pharmacy, as well as an honorary PharmD degree, in recognition of his contributions to the practice of pharmacy.

The Board believes that Mr. Matricaria’s wealth of experience as both an executive and director in the medical device industry brings invaluable experience and leadership qualities to the Board.

Michael E. Paolucci	Director (Nominated to Stand for Re-Election as Director at the 2018 Annual General Meeting)

Mr. Paolucci, 58, was named to the Board and appointed to the Compensation Committee in March 2016. A seasoned Human Resource (HR) executive, Mr. Paolucci has more than 20 years of global experience working directly with Boards of Directors and C-level executives to improve organizational capabilities and HR programs that result in sustained improvements in business performance. He currently serves as Vice President and Chief Human Resources Officer for Halozyme Therapeutics Inc., a late stage oncology and biopharmaceutical company on the forefront of cancer research. Prior to Halozyme, Mr. Paolucci served as Executive Vice President and Chief Human Resource Officer for CareFusion. He also served as Executive Vice President of Human Resources at NuVasive, and spent five years at Life Technologies. He was head of Human Resources for the services division of Hewlett Packard and served in several leadership roles with EDS, which was acquired by Hewlett Packard. Prior to HP/EDS, he was a partner with the HR consulting firm Towers Perrin. Mr. Paolucci is a graduate of Ohio State University.

The Board believes that Mr. Paolucci’s extensive experience as a HR executive and relevant knowledge and understanding of public company compensation issues brings unique and valuable insight to the Board.

Maria Sainz	Director (Nominated to Stand for Re-Election as Director at the 2018 Annual General Meeting)

Ms. Sainz, 52, became a director of Orthofix in November 2012, after previously having served on the Board from June 2008 to September 2011. From April 2012 to June 2017, she was the President and Chief Executive Officer, and a director, of CardioKinetix Inc., a heart failure related medical device company. From April 2008 to October 2011, she was President and Chief Executive Officer of Concentric Medical, Inc., a company developing and commercializing devices to perform mechanical clot removal post-stroke, which was sold to Stryker Corporate in October 2011. Upon this acquisition, she served as General Manager of the Stryker Neurovascular business unit until April 2012. From 2003 to 2006, she was the President of the Cardiac Surgery division of Guidant Corporation. After Boston Scientific acquired Guidant, Ms. Sainz led the integration process for both the Cardiac Surgery and European Cardiac Rhythm Management business of Guidant into Boston Scientific. Between 2001 and 2003, Ms. Sainz was the Vice President of Global Marketing – Vascular Intervention of Guidant. Ms. Sainz earned a Bachelor and Masters of Arts from the Universidad Complutense de Madrid and a Master’s Degree in International Management from American Graduate School of International Management. Ms. Sainz has served as a director of publicly-traded medical device companies The Spectranetics Corporation and MRI Interventions, Inc. since November 2010 and January 2014, respectively. Ms. Sainz has also been serving on the Board of Directors of Halyard Health, Inc. since February 2015.

Ms. Sainz provides the Board with significant experience in the medical device industry, as well as insight into international markets. The Board also values the perspective she brings from her current position as a chief executive officer.

John Sicard	Director (Nominated to Stand for Election as Director at the 2018 Annual General Meeting)

Mr. Sicard, 54, became a director of Orthofix in March 2018. Mr. Sicard joined the Board in March 2018. He currently serves as the President and Chief Executive Officer, and Board Member of Kinaxis, a global supply chain management software company that delivers cloud-based solutions to some of the world’s largest manufacturing companies, including many in the life science sector. Mr. Sicard joined Kinaxis in 1994 where he has held a number of senior management roles including Chief Strategy Officer, Chief Operating Officer, Executive Vice President of Marketing Development and Service Operations and Vice President of Customer Services. Mr. Sicard assumed the role of President and Chief Executive Officer of Kinaxis in January 2016. Prior to Kinaxis, Mr. Sicard held positions at FastMAN Software Systems, and Monenco Agra.

The Board believes that Mr. Sicard’s extensive experience as a strategic supply chain management executive, as well as his current board membership, brings unique and valuable insight to the Board.

Board Leadership Structure

Mr. Matricaria, who is an independent director, serves as the Chairman of the Board. Mr. Mason, who is also a director, serves as the Company’s President and Chief Executive Officer. The Board believes that the separation of these two critical roles best serves the Company’s shareholders at this time because it allows our President and Chief Executive Officer to focus on providing leadership over our day-to-day operations while our independent Chairman focuses on leadership of the Board.

The Audit and Finance Committee

Our Audit and Finance Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The committee oversees the Company’s financial reporting process on behalf of the Board. The committee is responsible for the selection, compensation, and oversight of the Company’s independent registered public accounting firm. The committee reviews matters relating to the Company’s internal controls, as well as other matters warranting committee attention. The committee also meets privately, outside the presence of Orthofix management, with our independent registered public accounting firm.

The Board has adopted a written charter for the Audit and Finance Committee, a copy of which is available for review on our website at www.orthofix.com.

The Audit and Finance Committee met ten times during 2017 (four of which were in-person meetings).

Mr. Faulstick, Mr. Hinrichs and Mr. Matricaria currently serve as members of the Audit and Finance Committee, with Mr. Hinrichs serving as Chair. Under the current rules of Nasdaq and pursuant to Rule 10A-3 of Schedule 14A under the Exchange Act, all of the committee members are independent. The Board has determined that Mr. Hinrichs is an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-K.

The Compensation Committee

The Compensation Committee is responsible for establishing compensation policies and determining, approving and overseeing the total compensation packages for our executive officers, including all elements of compensation. The committee administers our 2012 Long-Term Incentive Plan (the “2012 LTIP”), the primary equity incentive plan under which we make equity-related awards, together with its predecessor, the 2004 Long-Term Incentive Plan (under which some grants made prior to 2013 remain outstanding) (the “2004 LTIP”). In addition, the committee administers our Amended and Restated Stock Purchase Plan (the “SPP”), an equity plan under which most of our employees and directors are eligible to purchase common shares of the Company.

The Compensation Committee met nine times during 2017 (four of which were in-person meetings).

The Board has adopted a written charter for the Compensation Committee, a copy of which is available for review on our website at www.orthofix.com.

As of the beginning of 2017, Mr. Paolucci, together with Drs. Guy Jordan and Anthony Martin, served as the members of the Compensation Committee, with Dr. Jordan serving as Chair. Drs. Jordan and Martin each retired from the Board as of last year’s annual meeting. To fill the committee seats vacated by Drs. Jordan and Martin, and as part of the Board’s normal committee rotation process, Ms. Sainz and Mr. Lukianov replaced Drs. Jordan and Martin on the committee as of the date of last year’s annual meeting (at which time Mr. Paolucci became Chair). All of these members (i) are non-employee, non-affiliated, outside directors who have been determined by the Board to be independent under the current rules of Nasdaq and (ii) satisfy the qualification standards of Section 162(m) of the Code, and Section 16 of the Exchange Act.

No interlocking relationship, as defined in the Exchange Act, currently exists, nor existed during 2017, between the Board or Compensation Committee and the board of directors or compensation committee of any other entity.

The Compliance and Ethics Committee

The Compliance and Ethics Committee assists the Board in overseeing the Company’s Corporate Compliance and Ethics Program and the Company’s global compliance with various international and domestic laws and regulations, including those related to the U.S. Food and Drug Administration and requirements of the U.S. Foreign Corrupt Practices Act and other applicable global anti-corruption laws. The committee also assists the Board in overseeing the Company’s compliance with the Company’s own Corporate Code of Conduct, policies and procedures.

The Compliance and Ethics Committee met five times in 2017 (four of which were in-person meetings).

The Board has adopted a written charter for the Compliance and Ethics Committee, a copy of which is available for review on our website at www.orthofix.com.

As of the beginning of 2017, Ms. Sainz, Ms. Marks and Dr. Jordan served as members of the Compliance and Ethics Committee, with Ms. Sainz serving as Chair. To fill the committee seat vacated by Dr. Jordan, in connection with his retirement from the Board and as part of the Board’s normal committee rotation process, Mr. Paolucci replaced Dr. Jordan on the committee as of the date of last year’s annual meeting. All of these members have been determined by the Board to be independent under the current rules of the Nasdaq Global Select Market and the SEC.

The Nominating and Governance Committee

The Nominating and Governance Committee assists the Board in identifying qualified individuals to become Board members, recommends to the Board nominees for election at each Annual General Meeting of Shareholders, develops and recommends to the Board the Company’s corporate governance principles and guidelines, and evaluates potential candidates for executive positions as appropriate. In connection with this role, the committee periodically reviews the composition of the Board in light of the characteristics of independence, skills, experience and availability of service, with an emphasis on the particular areas of skill and experience needed by the Board at any given time. The committee periodically reviews with the Chairman of the Board and the President and Chief Executive Officer succession planning, and makes recommendations to the Board in connection with succession planning. The committee also oversees the Board’s annual evaluation process, which includes the completion of questionnaires covering the Board, each committee and individual director performance.

The Nominating and Governance Committee met six times in 2017 (five of which were in-person meetings).

The Board has adopted a written charter for the Nominating and Governance Committee, a copy of which is available for review on our website at www.orthofix.com.

As of the beginning of 2017, Mr. Faulstick, Mr. Hinrichs and Dr. Martin served as members of the Nominating and Governance Committee, with Mr. Faulstick serving as Chair.  To fill the seat vacated by Dr. Martin, in connection with his retirement from the Board and as part of the Board’s normal committee rotation process, Mr. Lukianov replaced Dr. Martin on the committee as of the date of last year’s annual meeting. All of these members have been determined by the Board to be independent under the current rules of Nasdaq and the SEC.

Corporate Code of Conduct

Our Corporate Code of Conduct is the Company’s code of ethics applicable to all directors, officers and employees worldwide. The goals of our Corporate Code of Conduct, as well as our general corporate compliance and ethics program (which we have branded the Integrity Advantage™ Program), are to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) the full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Corporate Code of Conduct, and (v) accountability for adherence to the Corporate Code of Conduct. Our Corporate Code of Conduct applies to all areas of professional conduct, including customer relationships, conflicts of interest, financial reporting, use of company assets, insider trading, intellectual property, confidential information and workplace conduct. Under the Corporate Code of Conduct, employees, directors and executive officers are responsible for promptly reporting potential violations of any law, regulation or the Corporate Code of Conduct to appropriate personnel or a hotline we have established.

Our Corporate Code of Conduct is available for review on our website at www.orthofix.com under the Corporate Governance caption in the Investors section.

Board’s Role in Risk Oversight

The Board plays an important role in overseeing various risks that we may face from time to time. While the full Board has primary responsibility for risk oversight, it utilizes its committees, as appropriate, to monitor and address the risks that may be within the scope of a particular committee’s expertise or charter. For example, the Audit and Finance Committee oversees our financial statements and the Compliance and Ethics Committee assists in the Board’s oversight of compliance with certain legal and regulatory requirements. The Board believes the composition of its committees, and the distribution of the particular expertise of each committee’s members, makes this an appropriate structure to more effectively monitor these risks.

An important feature of the Board’s risk oversight function is to receive updates from its committees and management, as appropriate. In that regard, the Board regularly receives updates from the President and Chief Executive Officer, Chief Financial Officer, Chief Legal and Administrative Officer, and Chief Ethics and Compliance Officer, including in connection with material litigation and legal compliance matters. The Board also receives updates at quarterly in-person Board meetings on committee activities from each committee Chair. In addition, the president or other senior executive of each Company division or business unit periodically reviews and assesses the most significant risks associated with his or her division or unit. These assessments are then aggregated by our management team and presented to the Board. The Board regularly discusses with management these risk assessments and includes risk management and risk mitigation as part of its oversight of the enterprise risk management program and its ongoing strategic planning process.

Shareholder Communication with the Board

To facilitate the ability of shareholders to communicate with the Board, we have established an electronic mailing address and a physical mailing address to which communications may be sent: boardofdirectors@orthofix.com, or c/o Orthofix Holdings Inc., Mr. Ronald A. Matricaria, Chairman of the Board of Directors of Orthofix International N.V., 3451 Plano Parkway, Lewisville, TX 75056.

Mr. Matricaria reviews all correspondence addressed to the Board and presents to the Board a summary of all such correspondence and forwards to the Board or individual directors, as the case may be, copies of all correspondence that, in the opinion of Mr. Matricaria, deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention. Examples of communications that would be logged, but not automatically forwarded, include solicitations for products and services or items of a personal nature not relevant to us or our shareholders. Directors may at any time review the log of all correspondence received by Orthofix that is addressed to members of the Board and request copies of any such correspondence.

Nomination of Directors

As provided in its charter, the Nominating and Governance Committee identifies and recommends to the Board nominees for election or re-election to the Board and will consider nominations submitted by shareholders. The Nominating and Governance Committee Charter is available for review on our website at www.orthofix.com.

The Nominating and Governance Committee seeks to create a Board that is strong in its collective diversity of skills and experience with respect to finance, research and development, commercialization, sales, distribution, leadership, technologies and industry knowledge. The Nominating and Governance Committee reviews with the Board, on an annual basis, the current composition of the Board in light of the characteristics of independence, skills, experience and availability of service to Orthofix of its members and of anticipated needs. If necessary, we will retain a third party to assist us in identifying or evaluating any potential nominees for director. When the Nominating and Governance Committee reviews a potential new candidate, it looks specifically at the candidate’s qualifications in light of the needs of the Board at that time given the then current mix of director attributes.

As provided for in our Corporate Governance Guidelines, in nominating director candidates, the Nominating and Governance Committee strives to nominate directors that exhibit high standards of ethics, integrity, commitment and accountability. In addition, our Corporate Governance Guidelines state that all nominations should attempt to ensure that the Board shall encompass a range of talent, skills and expertise sufficient to provide sound guidance with respect to our operations and activities. Other than as set forth in the Corporate Governance Guidelines with respect to the Board’s objective in seeking directors with a range of talent, skills and expertise, the Board and the Nominating and Governance Committee do not have a formal policy with respect to the diversity of directors.

Under our Corporate Governance Guidelines, directors must inform the Chairman of the Board and the Chair of the Nominating and Governance Committee in advance of accepting an invitation to serve on another company’s board of directors. In addition, no director may sit on the board of directors of, or beneficially own a significant financial interest in, any business that is a material competitor of Orthofix. The Nominating and Governance Committee reviews any applicable facts and circumstances relating to any such potential conflict of interest and determines in its reasonable discretion whether a conflict exists.

To recommend a nominee, a shareholder shall send notice to the Board c/o Orthofix Holdings Inc., Mr. Luke Faulstick, Chair of the Nominating and Governance Committee of Orthofix International N.V., 3451 Plano Parkway, Lewisville, TX 75056. This notice should include the candidate’s brief biographical description, a statement of the qualifications of the candidate, taking into account the qualification requirements set forth above and the candidate’s signed consent to be named in the proxy statement and to serve as a director if elected. The notice must be given not later than 180 days before the first anniversary of the last Annual General Meeting of Shareholders. Once we receive the recommendation, the Nominating and Governance Committee will determine whether to contact the candidate to request that he or she provide us with additional information about the candidate’s independence, qualifications and other information that would assist the Nominating and Governance Committee in evaluating the candidate, as well as certain information that must be disclosed about the candidate in our proxy statement, if nominated. Candidates must respond to our inquiries within the time frame provided in order to be considered for nomination by the Nominating and Governance Committee.

The Nominating and Governance Committee has not received any nominations for director from shareholders for the 2018 Annual General Meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and holders of more than 10% of our common shares (collectively, the “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common shares. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. Based on our review of these reports and related representations by the Reporting Persons, we believe that all Section 16(a) reports were filed timely in 2017, except that due to an internal administrative error at the Company, the Form 4 relating to the Company’s annual equity grant to directors and executive officers on July 3, 2017 was filed two business days late for each of the directors and executive officers serving at such time.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, comprised entirely of independent, non-management directors, is responsible for establishing and administering the Company’s policies involving the compensation of its executive officers. No employee of the Company serves on the Compensation Committee. The Committee members have no interlocking relationships as defined by the SEC.

Compensation Discussion and Analysis

Executive Overview

We focus our compensation program for our named executive officers and other executives on financial, strategic and operational goals established by the Board of Directors to create value for our shareholders. Our guiding compensation principle is to pay for performance. Our compensation program is designed to motivate, measure and reward the successful achievement of our strategic and operating goals without promoting excessive or unnecessary risk taking.

In 2017, our primary business strategy was to accelerate our organic topline growth rate while maintaining Adjusted EBITDA margins. We believe that this strategy proved effective and resulted in us exceeding our growth expectations for the year. We are currently focused on continuing our organic growth momentum, expanding margins and actively pursuing value-accretive inorganic opportunities to further accelerate growth. We believe that we remain well-positioned to execute on both organic and inorganic strategic opportunities focused on accelerating shareholder value creation. Notable highlights and accomplishments in 2017 include the following:

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

Over the three-year period ending December 31, 2017, Orthofix has delivered total shareholder return of 82%, with an annual compound shareholder return of 22% during that same period. A $100 investment in Orthofix’s common stock at the beginning of 2015 would have grown to $182 at the end of 2017, more than doubling the return of the S&P 500 over the same period.

Consistent with shareholder interests and market best practices, our executive compensation program includes the following sound governance features:

What we do:
✓	Align pay and performance
✓

Emphasize variable and performance-based compensation, with cash-based and equity-based performance targets approved by the Compensation Committee based on budgeted levels reviewed and approved in advance by the Board

✓	Discourage unnecessary and inappropriate risk taking, including obtaining an annual independent risk assessment analysis
✓	Regularly monitor our share utilization from equity compensation awards and the potential dilutive impact
✓	Maintain robust stock ownership guidelines for our executive officers and directors (including 5x salary for CEO)
✓	Maintain an incentive compensation clawback policy
✓	Provide for “double-trigger” change in control vesting on all new equity grants since 2016, and no “single-trigger” cash or similar payment rights upon a change in control
✓	Retain an independent compensation consultant who conducts an annual benchmarking of our compensation against industry peer group
✓	Include caps on annual incentive plan payments and shares earned under PSUs
What we don’t do:
X	Pay dividends or dividend equivalents on unearned performance stock units
X	Maintain employment agreements with executive officers (unless required by law)
X	Pay excise tax gross-ups for change in control payments
X	Reprice stock options
X	Pay cash severance under our current agreements and policies (including to CEO) in excess of 1.5x salary and bonus (2.0x in the case of a change in control)
X	Permit hedging or pledging of our securities by directors or executive officers

Compensation Guiding Principles and Philosophy

The Compensation Committee (referred to throughout this Compensation Discussion and Analysis as the “Committee”) is comprised solely of independent directors.  The Committee recommends to the Board for determination by the Board, the President and Chief Executive Officer’s compensation, and discharges the responsibilities of the Board relating to all compensation of the Company’s other executive officers (including equity-based compensation for both executive officers and other key employees). The Committee guides itself in large part by our executive compensation philosophy. The compensation program for executive officers reflects the Committee’s “pay-for-performance” outlook, which seeks to align compensation with the goals of growing our business and increasing shareholder value.

The Committee is guided by a set of overall compensation guiding principles.  In September 2017, the Committee adopted the Orthofix Executive Compensation Guiding Principles (the “Executive Compensation Guiding Principles”), which update the Company’s prior Executive Compensation Guiding Principles and Compensation Philosophy for Senior Executives with a combined set of guidelines. These guiding principles are as follows:

•

Each compensation element should be competitive within the medical device industry but also tailored to Orthofix’s business needs, supporting the Company’s business strategy and hiring objectives of attracting, retaining and motivating top talent.

•	Variable compensation should provide significant leverage (upside and downside) so that payouts are commensurate with performance and replicate the shareholder-experience.
•

The Compensation Committee will have responsibility for all compensation decisions related to the executive officers, who are Section 16 reporting persons (referred to collectively as the Section 16 executive officers).

•

Management will have responsibility for compensation decisions related to all executives of the Company who are not Section 16 executive officers, subject to limits established by the Compensation Committee (i.e., long-term incentive awards and change in control agreement participation).

The Company’s executive compensation program should be easily understood by employees. Management is responsible for effectively communicating the design and administration of the program to employees. Consistent with these principles, the Committee’s compensation philosophy is to fairly compensate executive officers with an emphasis on providing incentives that balance our short- and long-term objectives. As described in more detail below, achievement of short-term objectives is rewarded through base salary and annual cash incentive awards, while grants of performance share units, and time-based vesting stock options and restricted stock, encourage executive officers to focus on our long-term goals. These core components remain the basis for our executive compensation philosophy as we seek to achieve profitable growth.  The Compensation Committee retains full discretion to set compensation (including salary and bonus amounts) and make long-term incentive awards that differ from the Executive Compensation Guiding Principles, especially when special retention, recruitment or other factors suggest that such changes are believed to be in the best interests of the Company and its stockholders.  The Executive Compensation Guiding Principles are reviewed and updated from time to time by the Compensation Committee.

In implementing this overall “pay-for-performance” compensation philosophy for the Company’s executive officers, the Committee places considerable emphasis on variable elements of pay within the executive compensation program. These elements consist of the Company’s annual incentive plan, which is intended to reward executive officers for achieving specific operating and financial objectives during the fiscal year, as well as a long-term incentive plan that consists of stock options, balanced with both performance-based and time-based vesting stock awards The Committee seeks to provide rewards through the annual incentive plan by measuring performance based on key pre-established measures reflecting positive financial performance by the Company and its business units. The Committee also seeks to provide strong linkage between executives and shareholders with grants of equity, as the value of these awards appreciates in accordance with the market value of the Company’s common stock. In addition to variable compensation programs, executives also receive health and welfare benefits (including our 401(k) plan) that are generally consistent with those provided by our peer group and with the level of health and welfare benefits provided to all Company employees.

Governance of Executive Compensation

As described further below, executive compensation for our executive officers is reviewed and established annually by the Committee, which consists solely of independent directors. The Committee’s compensation decisions are intended to reflect its ongoing commitment to strong compensation governance, which the Committee believes is reflected in the following elements of our executive compensation:

•

Pay At Risk Based on Performance — As our programs are designed using a “pay-for-performance” philosophy, actual pay realized (earned) by our executives is predominantly at risk through our performance-based annual incentive program and through our long-term incentive grants that consist of both stock options (which will only provide value to executives if our stock price appreciates) and both time-based and performance-based vesting stock awards.  For example, 50% of the total annual equity awards made through our long-term incentive grants only vest based on certain total shareholder return (“TSR”) criteria being met. In structuring this mix of compensatory elements, the Committee seeks to deliver pay in a way that reinforces focus on balancing short- and long-term financial performance objectives, while supporting performance with policies that focus on prudent risk taking and the balance between risk and reward.

•

Stock Ownership Guidelines Align Our Executive Officers and Directors with Shareholders — The Committee believes that a significant portion of each executive’s and director’s compensation should be tied to the Company’s financial performance and share price. We seek to award stock options and stock awards pursuant to our long-term incentive plan so that over a period of time, a significant portion of actual compensation is provided in the form of share-based compensation. In this regard, we have adopted stock ownership guidelines that apply to all of our executive officers and directors. The guidelines provide that the President and Chief Executive Officer should have an ownership in the Company’s common stock equal to five times his or her annual base salary, while all other executive officers (including executive officers who are not “named executive officers” in the Company’s annual proxy statement) should have ownership equal to two times his or her annual base salary.  The guidelines provide that each director should have ownership equal to three times his or her annual director fee compensation. Full credit is given under the guidelines for common stock owned, while 50% credit is provided for (i) unvested time-based vesting restricted stock and (ii) the unrealized gain on vested and in-the-money stock options. No credit is given for unvested stock options, out-of-the-money stock options or unvested performance vesting restricted stock or units.  The guidelines include a 5 year phase-in period from the date of appointment or election, as applicable, and progress towards meeting and maintaining these amounts is measured annually as of February 28.  Subject to phase-in periods for recent appointments, all executive officers and directors are in compliance with the policy at the present time.

•

Clawback Policy Promotes Long-Term Performance — In 2012, we adopted a clawback policy that applies to each of our executive officers, and applies to both cash-based and equity-based compensation. This policy is more fully described below on page 24.

•

No Repricing of Stock Options — Stock options are never issued with below-market exercise prices, and the repricing of stock options without shareholder approval is expressly prohibited under the terms of our long-term incentive plans. The Committee believes that the issuance of discount stock options and authorization of post-grant date repricings are each not performance-based pay practices, and therefore inconsistent with the Committee’s commitment to “pay-for-performance”.

•

Independent Report Supports Committee’s Risk Assessment — The Committee annually assesses the relationship between the Company’s compensation policies and practices for all employees and risk, including whether such policies and practices encourage imprudent risk taking, and/or would be reasonably likely to have a material adverse effect on the Company. At the Committee’s request, Willis Towers Watson delivered a report in 2017, assessing potential risk that may be present in the design or administration of the Company’s compensation program. Consistent with Willis Towers Watson’s findings, the Committee believes that the Company’s employee compensation programs (executive and broad-based) provide multiple and effective safeguards to protect against undue risk.

•

No Hedging Policy — Our corporate governance guidelines prohibit all executive officers and directors from engaging in any hedging or monetization transactions involving the Company’s securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds.  No executive officers or directors currently are parties to a hedge with respect to any shares of Common Stock of the Company.

•

No Pledging Policy — Our corporate governance guidelines prohibit all executive officers and directors from pledging the Company’s securities as collateral for a loan.  Acquiring Company shares on margin, or holding Company shares in a margin account, is also prohibited.  No executive officers or directors currently are parties to a pledge of any shares of Common Stock of the Company.

•

Double-Trigger Change in Control Vesting — Since July 2016, equity grants are made using forms of award agreement featuring “double trigger” vesting, whereby awards will only accelerate vesting following an involuntary termination of employment if such involuntary termination occurs within 24 months of a change in control (or if such involuntary termination otherwise results from death or disability). In addition we do not provide for any “single-trigger” cash or similar payment rights upon a change in control.

•

Use of Independently Prepared Competitive Assessments — The practice of the Compensation Committee is to engage the Company’s compensation consultant to prepare an independent executive compensation competitive assessment to measure our program against peer companies and other survey data.  The Committee takes these results into consideration in approving our executive compensation program.

Compensation Process

The Committee is responsible for establishing and evaluating compensation policies and determining, approving and evaluating executive compensation, including the total compensation packages for our Section 16 executive officers. The Committee is also responsible for administering the Company’s equity incentive plans and other executive compensation policies and programs. The Committee specifically considers and approves the compensation for the executive officers and recommends for approval of the Board the compensation for the Chief Executive Officer. (The Chief Executive Officer is prohibited from being present during Committee or Board voting or deliberations with respect to his own compensation arrangements.) The Committee also is responsible for making recommendations to the Board regarding the compensation of directors. The Committee relies on the President and Chief Executive Officer to make recommendations on certain aspects of compensation as discussed below. The Committee acts under a written charter adopted by the Board. The Committee reviews its charter annually and recommends any changes to the Board. The charter is available on our website at www.orthofix.com.  As of the beginning of 2017, Mr. Paolucci, together with Drs. Jordan and Martin, served as the members of the Compensation Committee, with Dr. Jordan serving as Chair. Drs. Jordan and Martin each retired from the Board as of last year’s annual meeting. To fill the committee seats vacated by Drs. Jordan and Martin, and as part of the Board’s normal committee rotation process, Ms. Sainz and Mr. Lukianov replaced Drs. Jordan and Martin on the committee as of the date of last year’s annual meeting (at which time Mr. Paolucci became Chair).

During 2017, each member of the Board who served on the Committee was an independent, non-employee, non-affiliated, outside director while he or she served on the Committee. The Committee has furnished its report below.

Role of Executive Officers

At the Committee’s request, from time to time certain of our senior management present compensation-related initiatives to the Committee. For instance, while the Committee approves all elements of compensation for executive officers, the Committee requests on an annual basis that senior management aid the Committee in fulfilling its duties by facilitating the gathering of information relating to potential targets and goals under our annual incentive program as well as possible equity incentive grants.  The Committee then reviews this information in connection with it setting annual incentive targets and goals, or making equity grants. Under the Executive Compensation Guiding Principles, management is responsible for compensation decisions related to all executives who are non-Section 16 officers, subject to limits established by the Compensation Committee (e.g., long-term incentive awards and change in control agreement participation). In this context, the President and Chief Executive Officer has general oversight for the non-executive officer employee compensation process within the Company, and provides input to the Committee in such capacity. The President and Chief Executive Officer also provides the Committee with additional input, perspective, and recommendations in connection with the Committee’s salary determinations for executive officers. The President and Chief Executive Officer, Chief Financial Officer, Chief Legal and Administrative Officer, and Vice President of Human Resources frequently attend meetings of the Committee in these respective capacities. These individuals are excluded from any Committee or Board deliberations or votes regarding their own compensation.

Compensation Consultant

The Committee has the authority under its charter to retain, at the Company’s expense, outside compensation consultants to assist in evaluating compensation. The Committee also has the authority to terminate those engagements. In accordance with this authority and to aid the Committee in fulfilling its duties, the Committee engaged Mercer LLC (“Mercer”), as its outside compensation consultant in September 2017.  Prior to the engagement of Mercer, Willis Towers Watson served as the Committee’s compensation consultant.

In its role as compensation consultant, Mercer, at the Committee’s request, periodically conducts reviews and recommends updates to our executive officer and director compensation programs and long-term incentive practices.

In connection with their engagement, Mercer reported to the Committee regarding its independence based on the six factors outlined in SEC regulations issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Committee considered these factors and concluded that Mercer is independent and that its engagement by the Committee raised no conflicts of interest.

Peer Group Benchmarking

Decisions related to executive compensation program design and pay levels are informed, in part, by the practices and pay levels of comparable peer organizations. During 2017, the Committee engaged Mercer to conduct an executive compensation analysis that provided market competitive levels of total compensation. This assessment, which was completed and presented in December 2017, compared Orthofix executive officer compensation levels in comparison with market data to determine whether compensation levels for our executive officers remain consistent with market practice and our compensation philosophy.  In conducting the assessment, Mercer made comparisons to our peer group and survey data including companies in the life sciences/medical devices industries and technology companies.

In conducting the 2017 benchmarking, Mercer utilized a selection of 19 peer companies. This selection of peer companies, or “peer group,” reflects revisions to the Company’s 2016 peer group, which revisions were approved by the Committee in November 2017. The revisions to the peer group for 2017 consisted of the addition of Cardiovascular Systems, Inc., CryoLife Inc., Halyard Health, Inc., LivaNova PLC and Nevro Corp., and the deletion of Exactech, Inc., Globus Medical, Inc. and The Spectranetics Corporation. The members of the peer group were selected for inclusion principally because of their overall similarity to Orthofix in terms of annual revenue, industry sector/sub-sector, medical technology product lines and international penetration. The revised peer group consists of the following medical technology and device manufacturers and distributors, some of which we compete against for executive talent.

ABIOMED, Inc.	K2M Group Holdings, Inc.
Angiodynamics, Inc.	LivaNova PLC
Cardiovascular Systems, Inc.	Merit Medical Systems, Inc.
CONMED Corporation	Nevro Corp.
CryoLife, Inc.	Natus Medical Inc.
Haemonetics Corporation	NuVasive, Inc.
Halyard Health, Inc.	NxStage Medical, Inc.
ICU Medical Inc.	RTI Surgical Inc.
Integer Holdings Corporation	Wright Medical Group N.V.
Integra LifeSciences Holdings Corporation

Mercer’s 2017 assessment of compensation levels for the Company’s executive officers found that, on average, target total direct compensation (base salary, target cash bonus and target long-term incentive compensation) for the group as a whole was near the market median based on data for our peer group and survey data (as described above). Specifically, Mercer reported that each of base salary and target bonus were 4% above the market median, on average, and target long-term incentive compensation was 3% above the market median, on average.

The Role of Shareholder Say-on-Pay Votes and Shareholder Engagement

The Company provides its shareholders with the opportunity to cast an annual advisory, non-binding vote on executive compensation (a “say-on-pay proposal”), and subsequently evaluates these results. At the 2017 annual meeting, the Company’s say-on-pay proposal was supported by 92% of the votes cast, which we believe supports the Company’s “pay-for-performance” approach to executive compensation. The Committee evaluated the results of the vote in the fall of 2017.

The Committee believes that the voting results over the course of the last several years (which has included 90% or greater approval votes at five of the Company’s last six Annual General Meetings) affirm shareholders’ overall support of the Company’s approach to executive compensation, including continuing efforts by the Committee during that time to evolve the Company’s compensation programs towards policies viewed by institutional and other shareholders as aligning executive compensation with the interests of shareholders and good corporate governance. In addition to responding to the input of shareholders, the Committee also has considered many other factors in evaluating and setting the Company’s executive compensation programs, including the Committee’s assessment of the interaction of our compensation programs with our corporate business objectives, periodic analysis of our programs by our compensation consultant, and annual review of data versus a comparator group of peer companies, each of which is evaluated in the context of the Committee members’ fiduciary duty to act as the directors determine to be in shareholders’ best interests. Each of these factors informed the Compensation Committee’s decisions regarding named executive officers’ compensation for 2017. The Committee will continue to consider feedback from shareholders, including the outcome of the Company’s say-on-pay votes, when making future compensation decisions for its named executive officers.

Elements of Executive Compensation

Overview

Our compensation program for executive officers and other key employees consists of three primary elements:

•	annual salary;
•	performance-based incentives in the form of annual cash bonuses; and
•	long-term equity-based incentives under our long-term incentive plan.

The Committee reviews annually what portion of an executive officer’s compensation should be in the form of salary, potential annual performance-based cash bonuses and long-term equity-based incentive compensation. The Committee believes an appropriate mix of these elements, commensurate with our compensation philosophy, will assist the Committee in meeting its compensation objectives. See below for more information on the Committee’s guidelines for each element of executive compensation. As part of its decision making process, the Committee reviews information setting forth all components of the compensation and benefits received by our named executive officers. This information includes a specific review of dollar amounts for salary, bonus and long-term equity-based incentive compensation. In addition, as further described below, we sometimes grant one-time bonuses and stock awards in connection with new hires and promotions, or for retention or special recognition purposes.

The charts below show the annual total target compensation (full-year base salary, target annual cash incentive compensation and long-term equity incentive compensation received) for our President and Chief Executive Officer and our other named executive officers for 2017. These charts illustrate that a significant portion of our named executive officer total target compensation was performance-based (53% for our President and Chief Executive Officer).

* All other compensation value not displayed as it represents less than 1% of total direct compensation.

Annual Salary

The Committee makes annual determinations with respect to the salaries of executive officers. In making these decisions, the Committee considers each executive officer’s performance, experience, contribution to the Company’s success, the market compensation levels for comparable positions within and outside our peer group, performance goals and objectives and other relevant information, including recommendations of the President and Chief Executive Officer. Under the Executive Compensation Guiding Principles, we target a base salary range between the 25th and 75th percentile of peer group and/or market data. The Committee also makes annual recommendations to the Board for the salary of the President and Chief Executive Officer.

The range of increase for 2018 was determined based on the individual executive officer’s positioning within the peer group study, as well as individual performance and contribution to Company performance. The annual base salary amounts for our currently employed named executive officers are as follows:

Name	Title	2017 Annual Base Salary	2018 Annual Base Salary	Percentage Increase
Bradley R. Mason	President and Chief Executive Officer	$ 710,800	$ 740,000	4.1%
Douglas C. Rice	Chief Financial Officer	$ 390,000	$ 420,000	7.7%
Michael M. Finegan	Chief Strategy Officer	$ 412,000	$ 418,000	1.5%
Kimberley A. Elting	Chief Legal and Administrative Officer	$ 382,000	$ 410,000	7.3%
Davide Bianchi(1)	President, Global Extremity Fixation	CHF 364,984	CHF 379,911	4.1%

(1) Mr. Bianchi is paid in Swiss Francs (CHF). Based on the average exchange rate to U.S. Dollars applicable during the 2017 fiscal year (1.0159), the amounts shown in the table above would be $370,780 and $385,944, respectively.

Cash Performance-Based Incentives – Annual Incentive Program

The Committee believes that a significant portion of the compensation for each executive officer should be in the form of annual performance-based cash bonuses.  These bonuses are provided through our annual incentive program, which seeks to tie an executive officer’s total cash compensation to our immediate, one-year financial performance.

The Compensation Committee is responsible for approving the annual bonus plan design every year. At the outset of each year the Committee establishes target performance goals and a range of performance around the target performance goals for which a bonus would be paid as described below.   The plan design, metrics, and metric incentive zones should support the annual corporate goals and objectives for the year.

For 2017, performance goals for Messrs. Mason, Rice and Finegan and Ms. Elting were based on Company-wide net sales and adjusted EBITDA performance, each weighted at 50%. (Adjusted EBITDA consists of EBITDA (defined as GAAP-derived income from continuing operations less net interest expense, income tax expense, depreciation and amortization)  net of credits or charges that were considered by the Committee at the time bonus targets were set to be outside of the normal ongoing operations of the Company.)  For Mr. Bianchi, these two metrics were each weighted at 25%, while sales and adjusted EBITDA for Mr. Bianchi’s Extremity Fixation strategic business unit were each weighted at 25%.

The Committee set the performance goals with the intent that it will be challenging for a participant to receive 100% of his or her incentive opportunity target award. However, an executive officer can earn up to 150% of his or her targeted bonus based upon actual performance measured against the range of established performance goals. No payouts are made for performance below the 50% achievement threshold on any specific goal.

The proposed goals and related matrix were reviewed and approved by the Committee in March 2017, and performance was then subsequently assessed by the Committee in February 2018. Each of the Committee members at the time of the applicable action participated in and approved these respective determinations.

The table below describes the target goals and actual achievement for the categories described above in 2017.

								Weighted
								Achievement
	Weighting		Achievement Level (in millions)					% of Target
Category of 2017 Goals (1)	Other NEOs	Mr. Bianchi	Threshold 50%	Target 100%	Maximum 150%	Actual	Achievement % of Target	Other NEOs	Mr. Bianchi
Company-wide Net Sales	50.0%	25.0%	$403.3	$411.5	$423.9	$429.0	150.0%	75.0%	37.5%
Company-wide Adjusted EBITDA	50.0%	25.0%	$85.4	$89.0	$95.2	$90.2	108.9%	54.5%	27.2%
Extremity Fixation SBU Net Sales	0.0%	25.0%	$95.2	$97.2	$101.1	$98.6	117.8%	0.0%	29.4%
Extremity Fixation SBU Adjusted EBITDA	0.0%	25.0%	$13.4	$15.8	$15.8	$15.2	130.0%	0.0%	32.5%
Total	100.0%	100.0%						129.5%	126.7%

(1) Committee approval of targets in March 2017 provided that targeted amounts would be adjusted to eliminate the effect of subsequent currency fluctuations.  The targeted amounts shown in the table reflect the original targets as adjusted to reflect such pre-approved constant currency adjustments.

Aggregate Payouts

To calculate the bonus amount payable, the aggregate weighted achievement percentage for each named executive officer was multiplied by the target amount of bonus for which that participant was eligible.  These results are described in the tables below.

Name	Company-wide Net Sales Percent Achievement	SBU Net Sales Percent Achievement	Company-wide Adjusted EBITDA Percent Achievement	SBU Adjusted EBITDA Percent Achievement	Weighted Percent Achievement
Bradley R. Mason	150.0%	N/A	108.9%	N/A	129.5%
Douglas C. Rice	150.0%	N/A	108.9%	N/A	129.5%
Michael M. Finegan	150.0%	N/A	108.9%	N/A	129.5%
Kimberley A. Elting	150.0%	N/A	108.9%	N/A	129.5%
Davide Bianchi	150.0%	117.8%	108.9%	130.0%	126.7%

Name	2017 Base Salary Amount	Target Bonus Percentage of Salary	Weighted Percent Achievement	Total Annual Incentive Plan Bonus
Bradley R. Mason	$ 710,800	100.0%	129.5%	$920,486
Douglas C. Rice	$ 390,000	60.0%	129.5%	$303,030
Michael M. Finegan	$ 412,000	60.0%	129.5%	$320,124
Kimberley A. Elting	$ 382,000	60.0%	129.5%	$296,814
Davide Bianchi (1)	CHF 364,984	60.0%	126.7%	CHF 277,461

(1) Mr. Bianchi is paid in Swiss Francs (CHF). Based on the average exchange rate to U.S. Dollars applicable during the 2017 fiscal year (1.0159), the amounts shown in the table would be $370,780 and $281,867, respectively.

Payouts to the named executive officers under the annual incentive program are reflected in column (g) of the “Summary Compensation Table.”

Other Bonus Payments

From time-to-time, the Committee uses its discretion to grant bonuses for performance or for other circumstances, such as in the cases of new hires and promotions. (See column (d) of the “Summary Compensation Table.”) The Committee has not granted any bonuses of this nature to named executive officers since 2014.

Long-Term Equity-Based Incentives

Overview and Long-Term Incentive Plan – 2012 LTIP

In accordance with the Executive Compensation Guiding Principles, the creation of sustainable shareholder value by means of equity incentive awards is a very important element of the total compensation provided to executive officers.

Our primary equity compensation plan is the 2012 LTIP, which our shareholders approved in June 2012.

Some current and former executive officers continue to hold outstanding awards under our 2004 LTIP, although we no longer grant awards under this plan.  The Committee administers each of these plans and only the Committee makes long-term incentive plan grants to named executive officers. In addition, the Committee has in rare instances made inducement grants (in accordance with applicable Nasdaq rules) to newly hired executives outside of shareholder approved plans, as it did in 2013 in connection with the hiring of Mr. Mason. These inducement grants have been made on terms that are substantially the same as grants made under the 2012 LTIP or 2004 LTIP. The Company has not made any such non-shareholder approved plan inducement grants since 2013; however the Company has entered into a merger agreement to acquire Spinal Kinetics, Inc., a privately held developer and manufacturer of artificial cervical and lumbar discs, and expects to make equity awards to employees of Spinal Kinetics at or shortly following closing in reliance on the Nasdaq inducement grant exception.

At the present time, the Committee grants three types of equity incentive awards to executive officers: (i) time-based vesting stock options, (ii) time-based vesting restricted stock, and (iii) performance-based vesting stock units.

	Stock Options	Restricted Stock	Performance Stock Units
Value Weighting	25%	25%	50%
Performance Conditions	N/A	N/A	TSR relative to the S&P Healthcare Select Index
Term	Ten years	Four years	Three-year performance period with additional one-year holding period
Vesting	Vest in four equal installments on the first, second, third, and fourth anniversaries of the grant date	Vest in four equal installments on the first, second, third, and fourth anniversaries of the grant date	Cliff vest after three years upon certification of results. Subject to additional one-year holding period
Payout	Upon exercise, participant acquires common shares at the previously defined exercise price	Participant acquires unrestricted shares of common stock upon vesting

Payment made in unrestricted shares of common stock at the end of the holding period

• Payouts at 50% of target for relative TSR performance at the 25th percentile

• Maximum performance capped at 200% of target for relative TSR performance at or above the 75th percentile; overall payouts (i.e., including both performance results and stock price appreciation) capped at 500% of target

• Vesting may not exceed 100% if actual TSR is negative during the performance period

In accordance with the Executive Compensation Guiding Principles, equity incentive awards currently follow the following principles:

•	Annual long-term incentive awards are delivered in a mix of the types of equity awards described in the preceding paragraph.
•	Annual long-term incentive awards are made to all Section 16 executive officers.
•	Annual long-term incentive award values are competitively positioned based on market data for comparable positions and individual performance.

Time-Based Vesting Grants

Under the Company’s operative agreements with executive officers, the unvested portion of any time-based grant is forfeited if an employee voluntarily ceases employment prior to vesting. In the event that an employee is terminated by the Company without cause any remaining unvested portion of the grant is forfeited. In the event an employee dies, suffers a long-term disability, or retires within certain age and service tenure parameters, the full grant vests. In all of the foregoing circumstances, vested stock options are subject to a limited post-employment exercise period, which ranges from 3 to 18 months depending on the circumstance. In the case of stock options held by employees who remain continuously employed, the options expire and are no longer exercisable 10 years from the grant date. Should a change in control occur while a grantee remains employed, unvested portions of the grant will accelerate only if the employee separates from employment in specific circumstances within 24 months of the change in control.

Performance-Based Vesting Grants

In recent years, the Committee has actively worked with its compensation consultant to implement performance-based vesting equity grants. The Committee first made such a grant in 2013 at the time Mr. Mason joined the Company. Rather than receiving a time-based grant, Mr. Mason agreed that his initial inducement grant of stock options would be subject to a vesting criteria based on sustained performance of the Company’s common stock. Specifically, 50% of this grant vested upon the Company’s common stock having a sustained average closing price of $45 or greater, while 50% of this grant vests upon the common stock having a sustained average closing price of $50 or greater. This award ultimately did not fully vest until approximately five years after the grant date.

2016 and 2017 Performance Stock Unit Grants

For 2016 and 2017, the Committee granted 50% of  executive officer(s) total annual equity award value in the form of performance stock units (“PSUs”) that vest based on the total shareholder return (“TSR”) of the Company’s common stock relative to other companies in the S&P Healthcare Select Index during a three-year performance period following the date of grant, with the change in share price during the performance period measured using the average closing price during the 20 days preceding each of the beginning and the end of the performance period. Achieved vesting percentages will be as follows:

Company's TSR Percentile Rank	Vesting Percentage
Below 25th Percentile	0%
25th Percentile	50% (threshold)
50th Percentile	100% (target)
75th Percentile or Above	200% (maximum)

In the event that the Company’s TSR percentile rank for the performance period falls between any of the amounts set forth above (to the extent greater than the threshold and lower than the maximum), the vesting percentage will be determined by linear interpolation between such amounts.

The PSU award agreement provides that the vesting percentage may not exceed 100% if the Company’s absolute TSR during the performance period is negative. In addition, the vesting percentage is capped such that the PSU award will never trigger the issuance of shares with a vesting date fair market value of more than five times the fair market value of the target award on the date of grant. Following the end of the three-year performance period, the shares that vest are subject to a one-year holding period requirement. Generally, if an executive voluntarily ceases employment prior to the end of the three-year performance period, the entire award is forfeited.

2015 Performance Grants

For 2015, the Committee made grants to executive officers under a form of performance-based vesting restricted stock and performance share unit agreement covering a three-year performance period. The performance criteria for these awards used two equally-weighted metrics, Adjusted EBITDA and return on invested capital (“ROIC”). Under these grants, recipients received performance-based vesting restricted stock in an amount equal to 100% of the target performance criteria and performance stock units that provide for additional shares to be issued if performance criteria is achieved between 100% and 150% of targets for the 2018 fiscal year.  The aggregate award potential is illustrated in the table below:

Metric	Weighting	Threshold (50% vesting)	Target (100% vesting)	Maximum Achievement (150% vesting)
Adjusted EBITDA	50%	$74.6M for 2018 FY	$78.5M for 2016, 2017 or 2018 FY	$86.4M for 2018 FY
ROIC	50%	11.6% for 2018 FY	12.2% for 2016, 2017 or 2018 FY	13.4% for 2018 FY

Results between points will be linearly interpolated.

In March 2017, the Committee determined that the vesting criteria for the Adjusted EBITDA 100% vesting performance target had been achieved based on the Company’s financial results for the fiscal year ended December 31, 2016. The performance-based vesting restricted stock related to the ROIC metric and the performance stock units remain unvested, while both metrics remain eligible for maximum vesting based on 2018 performance.

Equity Award Approval Process

The Committee currently reviews and approves dollar values for executive officer equity incentive grants at its March meeting, with the grant effective date being the first business day of April, and the number of shares/units underlying each award (and the exercise price for stock options) based on the closing price of the Company’s common stock on such effective date.  In prior years, the Committee reviewed and approved annual grants in June, with grant dates occurring on or around July 1.

Generally, the Committee’s approval of annual equity incentive grants occurs at a time when the Company’s insider trading window for executives is open. However, in the event that grants are approved when such window is closed, the Committee does not seek to affect the value of grants by timing them in relation to the release or non-release of material public information.

Stock Purchase Plan

Our SPP, as amended, provides for the issuance of shares of our common stock to eligible employees and directors of the Company and its subsidiaries that elect to participate in the plan and acquire shares of our common stock through payroll deductions (including executive officers). During each purchase period, eligible individuals may designate between 1% and 25% (or any other percentage as determined by the Compensation Committee) of their cash compensation to be deducted from that compensation for the purchase of common stock under the plan. Under the plan, the purchase price for shares is equal to the lower of: (i) 85% of the fair market value per share on the first day of the plan year, or (ii) 85% of the fair market value of such shares on the last day of the plan year. The plan year begins on January 1 and ends on December 31. Elections must be made prior to the beginning of each plan year, except in the case of newly appointed directors, who may elect to contribute within 30 days after becoming a director. As amended, up to a total of 1,850,000 shares may be issued under the SPP. As of April 24, 2018, 221,955 shares remain available to be issued under the SPP.

Perquisites and Other Personal Benefits

Our executive officers are entitled to or may otherwise be the beneficiaries of certain limited perquisites including reimbursement for tax preparation expenses, estate planning expenses and an annual physical exam up to a maximum aggregate amount of $5,000 per executive officer per year. In addition, our executive officers and directors are entitled to reimbursement of expenses relating to their spouse’s travel in connection with no more than one Board meeting per year. We do not consider any of these significant or out of the ordinary course for similarly situated companies.  Under our Executive Compensation Guiding Principles, the payment of any perquisite will generally require the approval of the Compensation Committee.

Other Plans

Executive officers participate in our health and welfare benefits (including our 401(k) plan) on the same basis as other similarly situated employees.

Compensation Recoupment (Clawback) Policy

In December 2012, we adopted a compensation recoupment, or “clawback” policy, which applies to all of our executive officers. Under this policy, if we are required to prepare an accounting restatement due to material noncompliance by Orthofix, as a result of misconduct, with any financial reporting requirement under the securities laws, each executive officer is required to reimburse Orthofix for (i) any bonus or other incentive-based or equity-based compensation received by such executive officer during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurs) of the financial document embodying such financial reporting requirement, and (ii) any profits realized from the sale of our securities of during that 12-month period.

Accounting and Tax Effects

The impact of accounting treatment is considered in developing and implementing our compensation programs, including the accounting treatment as it applies to amounts awarded or paid to our executive officers.

The impact of federal tax laws on our compensation programs is also considered, including the deductibility of compensation paid to the named executive officers, as limited by Section 162(m) of the Code. Our compensation program historically has been designed with the intention that compensation paid in various forms may be eligible to qualify for deductibility under Section 162(m) of the Code, but there have been and may be other exceptions for administrative or other reasons. However, the Tax Cuts and Jobs Act of 2017 recently eliminated the exception under Section 162(m) for performance-based compensation and expanded the number of employees who may be covered by these deductibility limitations, which may have an effect on how we design future compensation programs and may affect the financial statement impact of executive compensation payments.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the members of management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

The Compensation Committee

Michael E. Paolucci, Committee Chair
Alexis V. Lukianov
Maria Sainz

Summary Compensation Table

The following table sets forth the compensation earned by or paid to our named executive officers for each of the last three fiscal years during which the officer was a named executive officer.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(3) (g)	All Other Compensation ($) (h)		Total ($) (i)
Bradley R. Mason – President and Chief Executive Officer	2017	710,800	—	2,354,789	705,975	920,486	13,708	(4)	4,705,758
	2016	705,576	—	2,583,953	762,136	763,000	19,180	(5)	4,833,845
	2015	689,192	—	1,659,312	473,680	710,656	26,825	(6)	3,559,665
Douglas C. Rice – Chief Financial Officer	2017	390,000	—	588,684	176,501	303,030	11,859	(7)	1,470,074
	2016	350,519	—	560,551	165,335	225,630	17,178	(8)	1,319,213
	2015	337,500	—	795,153	226,407	172,368	22,520	(9)	1,553,948
Kimberley A. Elting – Chief Legal and Administrative Officer	2017	382,000	—	546,657	163,882	296,814	10,861	(10)	1,399,935
Michael M. Finegan – Chief Strategy Officer	2017	412,000	—	504,630	151,279	320,124	11,902	(11)	1,400,324
	2016	401,972	—	516,100	152,224	259,311	19,036	(12)	1,348,643
	2015	403,412	—	402,408	114,872	206,151	24,382	(13)	1,151,225
Davide Bianchi – President, Global Extremity Fixation(14)	2017	370,780	—	462,549	138,675	281,867	69,314	(15)	1,323,185
	2016	357,487	—	474,093	139,828	249,025	71,056	(16)	1,291,489
	2015	359,506	—	402,408	114,872	147,145	73,581	(17)	1,097,512

(1) Amounts include salary deferred and further described in “—Deferred Compensation.”

(2) Amounts shown do not reflect compensation actually received. Instead, the amounts shown are the aggregate grant date fair value of equity awards, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly known as Statement of Financial Accounting Standards No. 123(R)), or ASC 718.

(3) Amounts shown reflect cash bonuses paid in 2018, 2017 and 2016 for performance in 2017, 2016 and 2015, respectively, pursuant to our annual incentive program. Our annual incentive program with respect to the 2017 fiscal year , including the Committee’s criteria for determining the amounts awarded with respect to the 2018 fiscal year, are described above under “—Compensation Discussion and Analysis—Elements of Executive Compensation—Cash Performance-Based Incentives - Annual Incentive Program.”

(4) Reflects $10,600 for 401k matching and $2,772 and $336 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(5) Reflects $5,400 for car allowance, $10,600 for 401k matching and $2,772 and $408 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(6) Reflects $10,800 for car allowance, $10,600 for 401k matching and $5,017 and $408 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(7) Reflects $10,600 for 401k matching and $931 and $328 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(8) Reflects $5,400 for car allowance, $10,600 for 401k matching and $826 and $352 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(9) Reflects $10,800 for car allowance, $10,600 for 401k matching and $788 and $332 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(10) Reflects $9,625 for 401k matching and $915 and $321 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(11) Reflects $10,600 for 401k matching and $966 and $336 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(12) Reflects $5,400 for car allowance, $10,600 for 401k matching, $1,663 in disability benefits, and $968 and $405 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(13) Reflects $10,800 for car allowance, $10,600 for 401k matching, $1,663 in disability benefits, and $968 and $351 for insurance premiums paid by, or on behalf of, the Company with respect to group term and term life insurance, respectively.

(14) Mr. Bianchi is compensated in Swiss Francs. Amounts shown in table reflect compensation amounts as converted to U.S. Dollars using the average exchange rate in effect during the 2017 calendar year of 1.0159.

(15) Reflects $24,381 for car and travel allowance and $44,933 for retirement matching.

(15) Reflects $24,261 for car and travel allowance and $46,795 for retirement matching.

(16) Reflects $27,330 for car and travel allowance and $46,251 for retirement matching.

Grants of Plan-Based Awards

The following table provides information regarding plan-based awards that were granted to our named executive officers during the fiscal year ended December 31, 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(3)	Maximum (#)(2)	All Other Stock Awards (#)(4)	All Other Option Awards (#)(5)	Equity Exercise or Base Price of Option Awards ($/Sh)(6)	Grant Date Fair Value of Stock and Option Awards ($)(7)
Bradley R.		355,400	710,800	1,066,200	—	—	—	—	—		—
Mason	07/03/2017	—	—	—	15,185	30,369	60,738	—	—	—	1,654,807
	07/03/2017	—	—	—	—	—	—	15,184	—	—	699,982
	07/03/2017	—	—	—	—	—	—	—	52,990	46.10	705,975
Douglas C.		117,000	234,000	351,000	—	—	—	—	—	—	—
Rice	07/03/2017	—	—	—	3,796	7,592	15,184	—	—	—	413,688
	07/03/2017	—	—	—	—	—	—	3,796	—	—	174,996
	07/03/2017	—	—	—	—	—	—	—	13,248	46.10	176,501
Kimberley		114,600	229,200	343,800	—	—	—	—	—	—	—
A. Elting	07/03/2017				3,525	7,050	14,100	—	—	—	384,155
	07/03/2017				—	—	—	3,525	—	—	162,503
	07/03/2017				—	—	—	—	12,301	46.10	163,882
Michael M.		123,600	247,200	370,800	—	—	—	—	—	—	—
Finegan	07/03/2017	—	—	—	3,254	6,508	13,016	—	—	—	354,621
	07/03/2017	—	—	—	—	—	—	3,254	—	—	150,009
	07/03/2017	—	—	—	—	—	—	—	11,355	46.10	151,279
Davide		111,234	222,468	333,702	—	—	—	—	—	—	—
Bianchi	07/03/2017	—	—	—	2,983	5,965	11,930	—	—	—	325,033
	07/03/2017	—	—	—	—	—	—	2,983	—	—	137,516
	07/03/2017	—	—	—	—	—	—	—	10,409	46.10	138,675

(1) Amounts shown represent the threshold, target and maximum amounts that could have been earned for fiscal year 2017 by each Named Executive Officer under our annual performance-based incentive compensation program. The actual amounts earned by each Named Executive Officer are included in the fiscal year 2017 “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above and discussed under “—Compensation Discussion and Analysis—Elements of Executive Compensation—Cash Performance-Based Incentives - Annual Incentive Program” above.

(2) Amounts shown represent the minimum and maximum threshold amounts in shares earned based on performance if the minimum or maximum performance goals are achieved over the three-year performance period beginning on July 3, 2017.  No shares will be issued for performance below the minimum target level.

(3) Amounts shown represent the target amount in shares earned if the target performance goal is achieved with respect to the three-year performance period beginning on July 3, 2017.

(4) Amounts shown include awards of time-based restricted stock granted in 2017 under the 2012 LTIP. Such shares will vest ratably over four years (subject to certain acceleration provisions, as discussed under “—Potential Payments upon Termination or Change in Control” below).

(5) Amounts shown include awards of stock options granted in 2017 under the 2012 LTIP. Such options will vest ratably over four years (subject to certain acceleration provisions, as discussed under “Potential Payments upon Termination or Change in Control” below).

(6) The exercise price of the stock options is equal to the closing price of the common stock on the grant date.

(7) Amounts shown reflect the grant date fair value of equity awards, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly known as Statement of Financial Accounting Standards No. 123(R)), or ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Bradley R.	75,000	—		38.82	3/13/2023	—		—	—		—
Mason	75,000	—		38.82	3/13/2023	—		—	—		—
	31,950	10,650	(3)	36.25	6/30/2024	—		—	—		—
	25,050	25,050	(4)	33.12	6/30/2025	—		—	—		—
	15,882	47,643	(5)	44.39	7/01/2026	—		—	—		—
	—	52,990	(6)	46.10	7/03/2027	—		—	—		—
	—	—		—	—	3,950	(7)	216,065	—		—
	—	—		—	—	8,350	(8)	456,745	—		—
	—	—		—	—	13,280	(9)	726,416	—		—
	—	—		—	—	15,184	(10)	830,565	—		—
	—	—		—	—	—		—	16,700	(11)	913,490
	—	—		—	—	—		—	16,700	(11)	913,490
	—	—		—	—	—		—	36,300	(12)	1,985,610
	—	—		—	—	—		—	30,369	(13)	1,661,184
Douglas C. Rice	7,500	2,500	(14)	32.28	9/04/2024	—		—	—		—
	4,876	4,874	(15)	36.46	4/24/2025	—		—	—		—
	6,638	6,637	(4)	33.12	6/30/2025	—		—	—		—
	3,446	10,335	(5)	44.39	7/01/2026	—		—	—		—
	—	13,248	(6)	46.10	7/03/2027	—		—	—		—
	—	—		—	—	625	(16)	34,188	—		—
	—	—		—	—	1,500	(17)	82,050	—		—
	—	—		—	—	4,874	(18)	266,608	—		—
	—	—		—	—	2,212	(8)	120,996	—		—
	—	—		—	—	2,880	(9)	157,536	—		—
	—	—		—	—	3,796	(10)	207,641	—		—
	—	—		—	—	—		—	4,425	(11)	242,048
	—	—		—	—	—		—	4,425	(11)	242,048
	—	—		—	—	—		—	7,875	(12)	430,763
	—	—		—	—	—		—	7,592	(13)	415,282
Kimberley	5,500	16,500	(19)	42.89	9/26/2026	—		—	—		—
A. Elting	—	12,301	(6)	46.10	7/03/2027	—		—	—		—
	—	—		—	—	4,200	(20)	229,740	—		—
	—	—		—	—	3,525	(10)	192,818	—		—
	—	—		—	—	—		—	7,050	(13)	385,635
Michael M.	10,000	—		28.95	6/30/2018	—		—	—		—
Finegan	20,000	—		25.01	7/25/2019	—		—	—		—
	13,000	—		29.23	2/15/2021	—		—	—		—
	12,500	—		41.37	2/15/2022	—		—	—		—
	23,000	—		39.66	6/25/2022	—		—	—		—
	8,750	—		21.78	9/26/2023	—		—	—		—
	8,325	2,775	(3)	36.25	6/30/2024	—		—	—		—
	6,076	6,074	(4)	33.12	6/30/2025	—		—	—		—
	3,172	9,516	(5)	44.39	7/01/2026	—		—	—		—
	—	11,355	(6)	46.10	7/03/2027	—		—	—		—
	—	—		—	—	925	(7)	50,598	—		—
	—	—		—	—	2,024	(8)	110,713	—		—
	—	—		—	—	2,652	(9)	145,064	—		—
	—	—		—	—	3,254	(10)	177,994	—		—

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
	—	—		—	—	—		—	4,050	(11)	221,535
	—	—		—	—	—		—	4,050	(11)	221,535
	—	—		—	—	—		—	7,250	(12)	396,575
	—	—		—	—	—		—	6,508	(13)	355,988
Davide	10,000	—		28.49	7/22/2023
Bianchi	6,250	—		21.78	9/26/2023
	8,325	2,775	(3)	36.25	6/30/2024	—		—	—		—
	6,076	6,074	(4)	33.12	6/30/2025	—		—	—		—
	2,914	8,741	(5)	44.39	7/01/2026	—		—	—		—
	—	10,409	(6)	46.10	7/03/2027	—		—	—		—
	—	—		—	—	925	(7)	50,598	—		—
	—	—		—	—	2,024	(8)	110,713	—		—
	—	—		—	—	2,436	(9)	133,249	—		—
	—	—		—	—	2,983	(10)	163,170	—		—
	—	—		—	—	—		—	4,050	(11)	221,535
	—	—		—	—	—		—	4,050	(11)	221,535
	—	—		—	—	—		—	6,660	(12)	364,302
	—	—		—	—	—		—	5,965	(13)	326,286

(1) All options listed in this column were exercisable as of December 31, 2017.

(2) All options listed in this column were not exercisable as of December 31, 2017.

(3) All of these remaining unvested options are subject to vesting on June 30, 2018.

(4) One-half of these remaining unvested options are subject to vesting on each of June 30, 2018 and 2019.

(5) One-third of these remaining unvested options are subject to vesting on each of July 1, 2018, 2019 and 2020.

(6) One-fourth of these remaining unvested options are subject to vesting on each of July 3, 2018, 2019, 2020 and 2021.

(7) All of these remaining unvested shares of restricted stock are subject to vesting on June 30, 2018.

(8) One-half of these remaining unvested shares of restricted stock are subject to vesting on each of June 30, 2018 and 2019.

(9) One-third of these remaining unvested shares of restricted stock are subject to vesting on each of July 1, 2018, 2019 and 2020.

(10) One-fourth of these remaining unvested shares of restricted stock are subject to vesting on each of July 3, 2018, 2019, 2020 and 2021.

(11) These remaining unvested shares of performance-based restricted stock and performance-based stock units are subject to vesting upon meeting certain EBITDA or ROIC based performance targets in the year ended December 31, 2018.

(12) These remaining unvested market-based performance stock units are subject to vesting upon meeting certain total shareholder return targets in relation to specified index companies over a three-year performance period beginning on July 1, 2016.

(13)  These remaining unvested market-based performance stock units are subject to vesting upon meeting certain total shareholder return targets in relation to specified index companies over a three-year performance period beginning on July 3, 2017.

(14)  All of these remaining options are subject to vesting on September 4, 2018.

(15) One-half of these remaining unvested options are subject to vesting on each of April 24, 2018 and 2019.

(16) All of these remaining unvested shares of restricted stock are subject to vesting on September 4, 2018.

(17) All of these remaining unvested shares of restricted stock are subject to vesting on October 3, 2018.

(18) One-half of these remaining unvested shares of restricted stock are subject to vesting on each of April 24, 2018 and 2019.

(19) One-third of these remaining unvested options are subject to vesting on each of September 26, 2018, 2019 and 2020.

(20) One-third of these remaining unvested shares of restricted stock are subject to vesting on each of September 26, 2018, 2019 and 2020.

For a summary of our standard option agreements, see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Equity-Based Incentives” beginning on page 21.

Option Exercises and Stock Vested

The following table provides information about the number of shares issued upon option exercises, and the value realized on exercise, by our named executive officers during fiscal 2017.

	Option Awards		Stock Awards or Units
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(2) (e)
Bradley R. Mason	6,667	9,000	60,752	2,320,063
Douglas C. Rice	—	—	11,055	454,615
Kimberley A. Elting	—	—	1,400	66,668
Michael M. Finegan	22,300	30,105	18,960	766,951
Davide Bianchi	—	—	16,513	649,432

(1) Value realized on exercise calculated based on the difference between the closing price of our common stock on the date of exercise and the option exercise price, multiplied by the number of shares exercised.

(2) Value determined by multiplying the number of vested shares by the closing price of our common stock on the vesting date.

Deferred Compensation

The following table provides information about the amount of compensation deferred by our named executive officers at December 31, 2017. For any named executive officer not listed on the following table, no information was applicable.

Name (a)	Executive Contributions in 2017 ($)(1) (b)	Executive Distributions in 2017 ($) (b)	Aggregate Earnings in 2017 ($) (d)	Aggregate Balance at December 31, 2017 ($)(2) (f)
Michael M. Finegan	—	49,651	—	—

(1) Represents the dollar amount of salary set forth on the Summary Compensation Table, which the executive has deferred in accordance with the Deferred Compensation Plan.

(2) The amounts in the Aggregate Balance at December 31, 2017 column, other than earnings on deferred compensation and amounts described in footnote 1 above, have all been previously disclosed in Summary Compensation Tables in our prior proxy statements (to the extent the officer was a named executive officer in prior filings).

Potential Payments upon Termination or Change in Control

Potential Payments to Named Executive Officers

Termination

Under their change in control and severance agreements, each of Messrs. Mason, Rice, Finegan and Bianchi and Ms. Elting is generally entitled to receive the following severance payments and benefits upon termination of the executive’s employment (i) for death or disability, (ii) by the Company without “cause” (as defined in the agreement) or (iii) by the executive for “good reason” (as defined in the agreement):

•	Any unpaid base salary, accrued vacation or prior years’ bonus payable or owing through the date of termination;
•

The pro rata amount of any incentive compensation for the year of termination of employment (based on the number of business days the executive is actually employed by the Company and its subsidiaries during the year in which termination of employment occurs) based on the achievement of the Company’s performance goals for such year;

•

An amount equivalent to 1.5x in the case of Messrs. Mason and Finegan, and 1.0x in the case of Messrs. Rice and Bianchi and Ms. Elting, times the sum of: (i) the executive’s annual base salary, (ii) the executive’s current year’s target bonus; provided that during the 24-month period following any change in control and (iii) $12,500 for use towards outplacement services, the foregoing multiples increase by 0.5 (to 2.0x in the case of Messrs. Mason and Finegan, and 1.5x in the case of Messrs. Rice and Bianchi and Ms. Elting); and

•

If the executive elects COBRA in a timely manner, the executive will be reimbursed for the Executive’s monthly premium payments for COBRA coverage for a period of up to 18 or 12 months, depending on the executive.

See “—Deferred Compensation” beginning on page 29 for a discussion of payments pursuant to the Deferred Compensation Plan upon termination of employment.

Change in control

As described above, our change in control and severance agreements provide for a “double-trigger” so that a change in control (as that term is defined in the agreement) alone does not grant the executive officer any specific right to terminate his employment agreement or receive severance benefits, but as noted above, it increases severance amounts payable following a termination during the 24-month period following any change in control. Under the change in control and severance agreement and the Company’s form of time-based equity award agreement, all time-based equity awards granted in or after 2016 contain “double trigger” vesting provisions whereby awards will vest if, within 24 months of a change in control, the executive is terminated by the Company without “cause” or resigns for “good reason.”  For unvested awards made in 2015 and earlier, the Executive would receive “single-trigger” vesting upon a change in control.

See “—Deferred Compensation” beginning on page 29 for a discussion of payments pursuant to the Deferred Compensation Plan upon a change in control.

Executive Change in Control and Severance Agreements

Under our current Executive Compensation Guiding Principles, the Compensation Committee provides executive officers with competitive change in control severance benefits that target market practices. All new change in control agreements must be approved by the Compensation Committee.  The Compensation Committee approves all change in control and severance arrangements for executive officers.

Consistent with the foregoing, in 2016, the Company discontinued its prior practice of entering into employment agreements with US-based executive officers. Instead, the Compensation Committee approved a new form of change in control and severance agreement, which is offered to executive officers. Pursuant to the change in control and severance agreement, executive officers are eligible to receive the following severance payments and benefits upon termination of their employment (i) for death or disability, (ii) by the Company without “cause” (as defined in the agreement) or (iii) by the executive for “good reason” (as defined in the agreement):

•	Any unpaid base salary, accrued vacation or prior years’ bonus payable or owing through the date of termination;
•

The pro rata amount of any incentive compensation for the year of termination of employment (based on the number of business days the executive is actually employed by the Company and its subsidiaries during the year in which termination of employment occurs) based on the achievement of the Company’s performance goals for such year;

•

An amount equivalent to 1.5x or 1.0x, depending on the executive, times the sum of: (i) the executive’s annual base salary and (ii) the executive’s current year’s target bonus; provided that during the 24-month period following any change in control, the foregoing multiples increase by 0.5 (to 2.0x or 1.5x, depending on the executive);

•	$12,500 for use towards outplacement services ($18,750 during the 24-month period following any change in control); and
•

If the executive elects COBRA in a timely manner, the executive will be reimbursed for the executive’s monthly premium payments for COBRA coverage for a period of up to 18 or 12 months, depending on the executive.

The right to receive cash payments following a change in control remains subject to a “double trigger” provision, such that payments by the Company are only owed if the executive separates from employment in specific circumstances in connection with or following a change in control.

The agreement contains non-competition and non-solicitation covenants effective so long as the executive is an employee and for a period of 12 or 18 months, depending on the executive, after employment is terminated. The agreement also contains provisions that define certain vesting and exercise rights in connection with time-based equity incentive grants (such as by defining the terms “cause,” “good reason” and “qualified retirement” for purposes of all prior and subsequent time-based equity grants). The agreement does not guarantee any minimum levels of cash or equity-based compensation levels during an executive’s employment with the Company.

The term of the agreement continues in effect until the earlier of (i) the parties’ satisfaction of their respective obligations or (ii) the execution of a written agreement between the Company and the executive terminating the agreement. The agreement amends and supersedes the applicable executive’s prior employment agreement with the Company, which prior employment agreements became terminated, null and void upon execution of the new change in control and severance agreement.

Section 280G

These agreements reflect that the named executive officer is not entitled to a tax gross-up if the named executive officer incurs an excise tax due to the application of Section 280G of the Code.

Instead, payments and benefits payable to the named executive officer will be reduced to the extent doing so would result in the executive retaining a larger after-tax amount, taking into account the income, excise and other taxes imposed on the payments and benefits.

Certain Other Provisions

The agreements described above contain confidentiality, non-competition and non-solicitation covenants effective so long as the executive officers are employees of Orthofix or any of its subsidiaries and for a period of one year after employment is terminated. The agreements also contain confidentiality and assignment of inventions provisions that last indefinitely.

Orthofix’s obligation to pay or provide any severance benefits under each agreement (other than any benefits as a result of death) is conditioned upon the executive officer signing a release of claims in favor of the Company and its affiliates by a specified date following separation from employment.

Estimated Payments

The following table reflects the estimated payments and benefits that would be provided to each of Messrs. Mason, Rice, Finegan and Bianchi and Ms. Elting upon his or her termination or upon a change in control pursuant to the terms of his or her respective change in control and severance agreement and related equity award agreements. For purposes of this table, we assume that the triggering event took place on December 29, 2017, and the price per share of our common stock was $54.70, the closing market price as of that date. For any triggering event that presupposes a change in control, we assume a change in control has so occurred.

Name	Triggering Event	Lump Sum Severance Payment ($)	Value of Stock- Based Rights ($)	Value of Welfare Benefits ($)	Fees and Expenses of Out-placement Firm ($)	Total ($)
Bradley R. Mason	Termination for death or disability	2,132,400	7,560,570	24,233	18,750	9,735,953
	Termination for cause or voluntary termination	—	—	—	—	—
	Termination for good reason or without cause	2,132,400	—	24,233	18,750	2,175,383
	Termination for death, disability, good reason or without cause during a change in control period	2,843,200	10,780,800	24,233	25,000	13,673,233
Douglas C. Rice	Termination for death or disability	623,999	2,223,729	14,544	12,500	2,874,772
	Termination for cause or voluntary termination	—	—	—	—	—
	Termination for good reason or without cause	623,999	—	14,544	12,500	651,044
	Termination for death, disability, good reason or without cause during a change in control period	935,999	3,056,125	14,544	18,750	4,025,418
Kimberley A. Elting	Termination for death or disability	611,200	1,108,846	1,616	12,500	1,734,162
	Termination for cause or voluntary termination	—	—	—	—	—
	Termination for good reason or without cause	611,200	—	1,616	12,500	625,316

Name	Triggering Event	Lump Sum Severance Payment ($)		Value of Stock- Based Rights ($)	Value of Welfare Benefits ($)	Fees and Expenses of Out-placement Firm ($)	Total ($)
	Termination for death, disability, good reason or without cause during a change in control period	916,800		1,432,282	1,616	18,750	2,369,448
Michael M. Finegan	Termination for death or disability	988,801		1,614,970	18,803	18,750	2,641,324
	Termination for cause or voluntary termination	—		—	—	—	—
	Termination for good reason or without cause	988,801		—	18,803	18,750	1,026,353
	Termination for death, disability, good reason or without cause during a change in control period	1,318,401		2,356,610	18,803	25,000	3,718,814
Davide Bianchi	Termination for death or disability	593,248	*	1,510,230	3,631	12,500	2,119,609	*
	Termination for cause or voluntary termination	—		—	—	—	—
	Termination for good reason or without cause	593,248	*	—	3,631	12,500	609,379	*
	Termination for death, disability, good reason or without cause during a change in control period	889,872	*	2,226,958	3,631	18,750	3,139,211	*

* Assumes Swiss Francs are converted to U.S. Dollars using the average exchange rate in effect during the 2017 calendar year of 1.0159.

Pay Ratio Disclosure

Presented below is the ratio of annual total compensation of our President and Chief Executive Officer, Bradley R. Mason, to the annual total compensation of our median employee (excluding Mr. Mason). The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

We selected the median employee based on full-time, part-time, temporary and seasonal workers employed by the Company or any of its consolidated subsidiaries as of December 31, 2017. In identifying our median employee, we calculated the annual total compensation of each employee as of December 31, 2017. Annual total compensation for these purposes included overtime pay, any applicable bonus, commissions or other cash compensation, equity compensation, benefits, and any other compensation. We did not apply any cost-of-living adjustments as part of the calculation.

The 2017 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $4,705,758. The 2017 annual total compensation as determined under Item 402 of Regulation S-K for our median employee was $63,664. The ratio of our CEO’s annual total compensation to our median employee’s total compensation for fiscal year 2017 was 74 to 1.

Director Compensation

Directors are elected each year at the Annual General Meeting, which is usually held in June. Other director appointments occur from time to time as determined by the Board, for instance, in the event of vacancies on the Board resulting from a director’s death, resignation or retirement.

Employee directors, such as Mr. Mason, are not provided any additional compensation for their service as a director.

Non-Employee Director Compensation Program and Guiding Principles

We compensate our non-employee directors in accordance with the Company’s Director Compensation Guiding Principles.  Our compensation program for our non-employee directors is designed to appropriately compensate outside directors for their diverse expertise and time commitment required to serve as a director of a complex and highly regulated global company.  The Compensation Committee is responsible for overseeing our non-employee director compensation program.  The Compensation Committee’s goal for such oversight is to maintain a program that:

•	attracts and retains directors with the skills needed to guide the Company in achieving its goals;

•	is competitive with the compensation program provided to directors at other similarly situated medical device companies; and
•	directly aligns the interests of the Company’s directors with the interests of its shareholders

Unless determined otherwise by the Board of Directors, our non-employee director compensation program each year will consist of an annual cash retainer and equity awards, as well as customary and usual expense reimbursement in attending company meetings or attending director training. The targeted competitive position for the total annual compensation package (consisting of annual cash retainer plus annual long-term incentive award) will be targeted to the 50th to 75th percentile range of the Company’s peer group.  Each year, the Compensation Committee will review the competitiveness of non-employee director compensation relative to the same peer group used to review executive officer compensation levels.

Cash Retainers

Each non-employee director receives the same base cash retainer amount, but additional cash retainer amounts are paid to the Chairman of the Board and the chairperson of each Board committee. Non-employee directors (other than the Chairman) are paid an aggregate annual cash retainer of $60,000 for service as a director and member of any committees of the Board on which such director sits. In addition, a non-employee director receives an additional annual cash retainer of $10,000 if he or she also serves as the Chair of the Compensation, Compliance or Nominating and Governance Committee, and $15,000 if he or she serves as the Chair of the Audit and Finance Committee. The Chairman is paid an aggregate annual retainer of $150,000 for service in this role.

Long-Term Incentive Compensation

We provide non-employee directors long-term incentive compensation under our 2012 LTIP to closely align directors with shareholder interests. We pay non-employee directors long-term incentive compensation in two forms:

•	a fixed number of stock options awarded to each new director (vesting over four years); and
•

an annual fixed value long-term incentive delivered in time-vesting restricted stock (with one-year vesting), the value of which is the same for each Director, except the Chairman of the Board will receive a larger value award commensurate with the role and contribution he or she makes within the Company.

Under our current practice, we provide each director a grant of 30,000 four-year vesting stock options at the time such director joins the Board. In addition, the Chairman received 8,000 shares of one-year vesting restricted stock at the time he joined the Board in March 2014.

In recent years, the annual long-term incentive grant has been made in shares of one-year vesting restricted stock. Since 2017, this grant has been made in the form of one-year vesting restricted stock units with deferred delivery (deferred stock units or DSUs), whereby shares underlying vested awards are not delivered until after the applicable director ceases service as a director. (As a result of the foregoing, directors will not be able to sell vested awards while they continue service as a director.)

In 2016, the Committee recommended to the Board that these annual grants be made on a fixed value basis rather than the previous approach of a fixed share basis. For 2017, the annual grant consisted of an amount of DSUs equal in value to $165,000 ($300,000 shares in the case of the Chairman), consistent with 2016 grants, which amounts were approved after the Committee’s review of the assessment of our compensation consultant and review of our previous director compensation philosophy described below.

Directors are eligible to participate in our health and welfare programs on substantially the same terms as full-time employees. In addition, directors are each offered the opportunity to enter into a director indemnification agreement.

The following table provides information regarding the 2017 compensation of non-employee directors.

Name(1)	Fees Earned or Paid in Cash ($)	Restricted Stock Awards (Number of Shares Granted)(1)		Grant Date Fair Value of Restricted Stock Awards ($)(2)		Option Awards(1)	Grant Date Fair Value of Option Awards ($)	All Other Compensation ($)	Total ($)
Ronald A. Matricaria	150,000	6,508	(3)	300,019	(3)	—	—	—	450,019
Luke Faulstick	70,000	3,579	(4)	164,992	(4)	—	—	—	234,992
James F. Hinrichs	75,000	3,579	(4)	164,992	(4)	—	—	—	239,992
Guy J. Jordan, PhD	31,731	—		—		—	—	—	31,731
Alexis V. Lukianov	60,000	3,579	(4)	164,992	(4)	—	—	—	224,992
Lilly Marks	60,000	3,579	(4)	164,992	(4)	—	—	—	224,992
Anthony F. Martin, PhD	27,198	—		—		—	—	—	27,198
Michael E. Paolucci	65,000	3,579	(4)	164,992	(4)	—	—	—	229,992
Maria Sainz	70,000	3,579	(4)	164,992	(4)	—	—	—	234,992

(1) The following table shows the number of shares subject to outstanding and unexercised option awards and the number of shares subject to outstanding shares of restricted stock or deferred stock units granted to each of the non-employee directors serving during 2017.

(2) Amounts shown reflect the grant date fair value of equity awards, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly known as Statement of Financial Accounting Standards No. 123(R)), or ASC 718.

(3) Represents annual grant of 6,508 one-year vesting deferred stock units on July 3, 2017.

(4) Represents annual grant of 3,579 one-year vesting deferred stock units on July 3, 2017.

The following table shows the number of shares subject to outstanding and unexercised option awards and the number of shares subject to outstanding shares of unvested restricted stock held by each of the non-employee directors serving during 2017 as of December 31, 2017.

Director	Number of Shares Subject to Outstanding Stock Options as of 12/31/17	Number of Shares Subject to Outstanding Unvested Restricted Stock Awards as of 12/31/17
Ronald A. Matricaria	30,000	6,508
Luke Faulstick	30,000	3,579
James F. Hinrichs	30,000	3,579
Guy J. Jordan, PhD	—	—
Alexis V. Lukianov	30,000	3,579
Lilly Marks	30,000	3,579
Anthony F. Martin, PhD	—	—
Michael E. Paolucci	30,000	3,579
Maria Sainz	—	3,579

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Who are the principal owners of Orthofix common shares?

The following table shows each person, or group of affiliated persons, who beneficially owned, directly or indirectly, at least 5% of our common shares. Our information is based on reports filed with the SEC by each of the firms or individuals listed in the table below. You may obtain these reports from the SEC.

The Percent of Class figures for the common shares are based on 19,269,367 shares of our common stock outstanding as of April 24, 2018. Except as otherwise indicated, each shareholder has sole voting and dispositive power with respect to the shares indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,464,012(1)	13.1%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	1,649,893(2)	8.8%

(1)

Information obtained from a Schedule 13G/A filed with the SEC by BlackRock, Inc. (“BlackRock”) on January 19, 2018. The Schedule 13G/A discloses that BlackRock has sole voting power over 2,417,965 shares and sole dispositive power over 2,464,012 shares.

(2)

Information obtained from a Schedule 13G/A filed with the SEC by The Vanguard Group, Inc. (“Vanguard”) on February 8, 2018. The Schedule 13G/A discloses that Vanguard has sole power to vote or direct the vote of 22,745 shares, shared power to direct the vote of 7,396 shares, sole power to dispose of or to direct the disposition of 1,621,618 shares, and shared power to dispose or to direct the disposition of 28,275 shares.

Common shares owned by Orthofix’s directors and executive officers

The following table sets forth the beneficial ownership of our common shares, including stock options currently exercisable and exercisable within 60 days of April 24, 2018, by each director, each director nominee, each current and former executive officer listed in the Summary Compensation Table, and all current directors, director nominees and executive officers as a group. The percent of class figure is based on 19,269,367 shares of our common stock outstanding as of April 24, 2018. All directors and executive officers as a group beneficially owned 1,405,203 shares of Orthofix common stock as of such date. Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bradley R. Mason	489,074(1)	2.5%
Michael M. Finegan	165,190(2)	*
Ronald A. Matricaria	121,613(3)	*
Davide Bianchi	111,317(4)	*
Douglas C. Rice	91,469(5)	*
James F. Hinrichs	56,297(6)	*
Kimberley A. Elting	32,154(10)	*
Luke Faulstick	30,229(7)	*
Maria Sainz	29,267(8)	*
Lilly Marks	29,029(9)	*
Michael E. Paolucci	23,529(11)	*
Alexis V. Lukianov	11,566(12)	*
John Sicard	—
All directors and executive officers as a group (16 persons)	1,405,203

* Represents less than 1%.

(1)	Reflects 266,192 shares owned directly and 222,882 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(2)	Reflects 60,367 shares owned directly and 104,823 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(3)	Reflects 91,613 shares owned directly and 30,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.

(4)	Reflects 77,752 shares owned directly and 33,565 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(5)	Reflects 66,572 shares owned directly and 24,897 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(6)	Reflects 26,297 shares owned directly and 30,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(7)	Reflects 7,729 shares owned directly and 22,500 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(8)	All of such shares are owned directly.
(9)	Reflects 14,029 shares owned directly and 15,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(10)	Reflects 26,654 shares owned directly and 5,500 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(11)	Reflects 8,529 shares owned directly and 15,000 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.
(12)	Reflects 4,066 shares owned directly and 7,500 shares issuable pursuant to stock options that are currently exercisable or exercisable within 60 days.

Equity Compensation Plan Information

Our primary equity compensation plan in prior years had been the 2004 LTIP until 2012, when our shareholders approved the 2012 LTIP, which is now our primary equity compensation plan. Some current and former executive officers continue to hold outstanding awards under our previous 2004 LTIP, although we no longer grant awards under this plan. All named executive officers are also eligible at their discretion to acquire shares of common stock pursuant to our SPP. Each of these has been approved by our shareholders. We have also made inducement grants of stock options to new employees in reliance on the Nasdaq exception to shareholder approval for such grants.  For more information on our equity compensation plans, see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Equity-Based Incentives” beginning on page 21.

The following table provides aggregate information regarding the shares of our common stock that may be issued upon the exercise of options and rights under all of our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Rights (#) (a)(1)		Weighted- Average Exercise Price of Outstanding Options and Rights ($) (b) (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity Compensation Plans Approved by Security Holders	1,152,118	(2)(3)	$37.26	886,730	(5)
Equity Compensation Plans Not Approved by Security Holders	150,000	(6)	$38.82	—
Total	1,302,118	(3)	$37.47	886,730	(5)

(1) Column does not include time-based vesting restricted stock or performance-based vesting restricted stock that was unvested as of December 31, 2017, as such stock is deemed issued and outstanding at the time of grant, notwithstanding that such shares remain subject to a risk of forfeiture until vesting.

(2) Column reflects 936,822 shares issuable upon the exercise of stock options, 27,982 shares issuable pursuant to outstanding deferred stock units, and 187,314 shares issuable pursuant to outstanding performance share units, in each case, as of December 31, 2017. Shares issuable pursuant to outstanding performance share units are shown in the table based on the assumption that all applicable performance targets will be achieved at target levels, though ultimate achievement could be below or above target. All awards were granted pursuant to either the 2004 LTIP or the 2012 LTIP. There currently are no more grants being made under the 2004 LTIP.

(3) If all performance share units outstanding as of December 31, 2017 were instead assumed to be achieved at maximum levels, a further 430,815 shares would be issuable in addition to the amount shown in the column.

(4) The weighted-average exercise price in column only relates to the exercise price of stock options because the deferred stock units and performance share units have no exercise price.

(5) Included are 345,555 registered shares available for issuance pursuant to the SPP and 541,175 shares remaining available for future award grants under the 2012 LTIP (which assumes that outstanding performance share units are achieved at target levels), in each case, as of December 31, 2017. If all performance share units outstanding as of December 31, 2017 instead were assumed to be achieved at maximum levels, the number of securities remaining available for future award grants under the 2012 LTIP as of December 31, 2017 would be 110,360 shares, and the aggregate amount in column (c) would be 455,915 shares. Of the 345,555 shares that were available for issuance pursuant to the SPP as of such date, 123,600 of these shares were issued in January 2018 pursuant to plan contributions made during the 2017 fiscal year

(6) Reflects shares issuable pursuant to an inducement grant stock option granted in 2013 to Mr. Mason in reliance on the Nasdaq exception to shareholder approval for equity grants to new hires.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Approval of Related Person Transactions

Our policy, which is set forth in our Corporate Code of Conduct and Audit and Finance Committee charter, is that the Audit and Finance Committee will review and approve all related person transactions that meet the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Transactions with Related Persons

Tyson Fujikawa, the son of Raymond Fujikawa, our President, Spine Fixation, has been employed by the Company since 2007 and is currently the Vice President of International Sales Spine Fixation. For 2017, Tyson Fujikawa’s total cash compensation was approximately $376,000 which includes base salary, bonus and sales commissions.  In addition, during 2017, he participated in the Company’s general welfare plans and was granted 2,386 restricted stock awards, which vest in four equal annual installments.  These arrangements have been approved by our Audit and Finance Committee.

Director Independence

The Board has determined that each of Mr. Faulstick, Mr. Hinrichs, Mr. Lukianov, Ms. Marks, Mr. Matricaria, Mr. Paolucci, Ms. Sainz and Mr. Sicard are independent under the current Nasdaq listing standards. Mr. Mason is not considered independent, as he also serves as the Company’s President and Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth fees for professional services rendered by EY for the audits of the Company’s financial statements for the fiscal years ended December 31, 2017 and December 31, 2016, respectively, and the fees billed for other services rendered by EY during each such fiscal year.

	2017	2016
Audit Fees	$2,241,451	$2,357,350
Audit-Related Fees	348,846	63,800
Tax Fees	1,114,129	868,271
All Other Fees	2,000	2,000
Total	$3,706,426	$3,291,421

Audit Fees

Audit fees consisted of the aggregate fees, including expenses, billed in connection with the audits of our annual financial statements and internal controls, quarterly reviews of the financial information included in our quarterly reports on Form 10-Q, and statutory audits of our subsidiaries.

Audit-Related Fees

Audit-related fees in 2017 and 2016 consisted of the aggregate fees, including expenses, rendered for professional services, such as accounting consultations and assurance services in connection with transactions, not reported under “Audit Fees.”

Tax Fees

Tax fees in 2017 and 2016 consisted of the aggregate fees, including expenses, billed for professional services rendered for income tax compliance, tax advice and tax planning. These fees included fees billed for federal and state income tax review services, assistance with tax audits and other tax consulting services.

All Other Fees

All other fees consisted of aggregate fees billed for products and services other than the services reported above. For fiscal years 2017 and 2016, this category included fees related to professional reference materials and publications.

Pre-Approval Policies and Procedures

The Audit and Finance Committee approves all audits, audit-related services, tax services and other services provided by EY. Any services provided by EY that are not specifically included within the scope of the audit must be either (i) pre-approved by the entire Audit and Finance Committee in advance of any engagement, or (ii) pre-approved by the Chair of the Audit and Finance Committee pursuant to authority delegated to him by the other independent members of the Audit and Finance Committee, in which case the Audit and Finance Committee is then informed of his decision. Under the Sarbanes-Oxley Act of 2002, these pre-approval requirements are waived for non-audit services where (i) the aggregate of all such services is no more than 5% of the total amount paid to the external auditors during the fiscal year in which such services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are approved by the Audit and Finance Committee prior to the completion of the audit engagement. In 2017 and 2016, all fees paid to EY for non-audit services were pre-approved.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Amendment.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX INTERNATIONAL N.V.

Dated: April 26, 2018	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director