Form 10-K
period 2018-12-31
Orthofix Medical Inc.
filed 2019-02-25
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging Growth Company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 30, 2018, as reported by the Nasdaq Global Select Market, was approximately $1,050.4 million.

As of February 22, 2019, 19,061,192 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement to be filed with the Commission in connection with the Orthofix Medical Inc. 2019 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

Orthofix Medical Inc.

Form 10-K for the Year Ended December 31, 2018

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

In this Annual Report, the terms “we,” “us,” “our,” “Orthofix,” “the Company” and “our Company” refer to the combined operations of Orthofix Medical Inc. (previously Orthofix International N.V.) and its consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

We are a global medical device company focused on musculoskeletal products and therapies. Our mission is to improve patients’ lives by providing superior reconstruction and regenerative musculoskeletal solutions to physicians worldwide. Headquartered in Lewisville, Texas, our spine and orthopedic extremities products are distributed in over seventy countries via our sales representatives and distributors.

We have administrative and training facilities in the United States (“U.S.”), Italy, Brazil, the United Kingdom (“U.K.”), France, and Germany, and manufacturing facilities in the U.S. and Italy. We directly distribute products in the U.S., Italy, the U.K., Germany, and France. In several of these and other markets, we also distribute our products through independent distributors.

On July 31, 2018, the Company completed a change in its jurisdiction of organization from Curaçao to the State of Delaware in accordance with the conversion procedures of the Curaçao Civil Code and the Domestication procedures of Delaware General Corporation Law (the “Domestication”). In connection with the Domestication, we changed our name to “Orthofix Medical Inc.” Our shareholders approved and authorized the Domestication at the 2018 Annual General Meeting of Shareholders held on July 17, 2018.

Information regarding shareholder tax consequences of the Domestication and potential tax elections is available on our website under Goverance at www.Orthofix.com. A detailed explanation of the tax consequences of the Domestication is available in the 2018 Proxy Statement, available under Financials & Filings on our website. For additional information, contact us at redomicile@orthofix.com.

YOU SHOULD CONSULT YOUR TAX ADVISORS WITH RESPECT TO THE APPLICATION OF U.S. FEDERAL TAX LAWS TO YOUR PARTICLAR SITUATION, AS WELL AS ANY TAX CONSEQUENCES ARISING UNDER THE LAWS OF ANY STATE, LOCAL OR NON-U.S. JURISDICTION.

The Company originally was formed in 1987 in Curaçao and is now a corporation operating under the laws of the State of Delaware. Our executive offices are located in Lewisville, Texas.

Available Information and Orthofix Website

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Annual Proxy Statement on Schedule 14A, any registration statements, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Annual Report. Our Internet website is located at www.orthofix.com. Our SEC filings are also available on the SEC website at www.sec.gov.

Business Segments

We manage our business by our four reporting segments: Bone Growth Therapies (formerly referred to as BioStim), Spinal Implants (formerly referred to as Spine Fixation), Biologics, and Orthofix Extremities (formerly referred to as Extremity Fixation), which accounted for 43%, 20%, 13%, and 24%, respectively, of our total net sales in 2018. The chart below presents net sales, which includes product sales and marketing service fees, by reporting segment for each of the years ended December 31, 2018, 2017, and 2016.

Financial information regarding our reportable business segments and certain geographic information is included in Part II, Item 7 of this Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Bone Growth Therapies

The Bone Growth Therapies reporting segment manufactures, distributes, and provides support services for market-leading bone growth stimulation devices that enhance bone fusion. These class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spinal, appendicular fractures that have not healed (nonunions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, the safety and efficacy of which is supported by basic mechanism of action data in the scientific literature as well as published data from level one randomized controlled clinical trials. The devices are compatible with the STIM onTrack mobile application, which includes a first-to-market feature that enables physicians to remotely view and assess patient adherence to treatment protocols. We currently have research and a clinical study underway to identify potential clinical indications for treating rotator cuff tears. We sell this reporting segment’s products almost exclusively in the U.S. using distributors and direct sales representatives to sell and deliver our devices to hospitals, healthcare providers, and patients.

Bone Growth Therapies Strategy

Our strategy for the Bone Growth Therapies reporting segment is to expand patient access to bone growth therapy devices that deliver noninvasive treatment for promoting healing in fractured bones and spinal fusions. Our key strategies in this segment are:

•	Promote competitive advantages of our recently launched products and STIM onTrack mobile app
•	Support adoption and reimbursement with:
o	North American Spine Society’s (NASS) Coverage Policy Recommendation
o	Post-market clinical research
•	Continue to invest in expanding our sales force
•	Bring to market new PEMF products addressing unmet clinical needs

Bone Growth Therapies Products

The following table and discussion identify our principal Bone Growth Therapies products by trade name and describe their primary applications:

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

In late 2016, the North American Spine Society (“NASS”) issued first-of-its-kind coverage recommendations for electrical bone growth stimulators. These evidence-based coverage policy recommendations support the use of PEMF devices as an adjunct to spinal fusion surgery in high-risk patients. The NASS coverage policy recommends coverage of the use of electrical stimulation for spinal fusion healing in all regions of the spine, including cervical and lumbar regions. The validation of PEMF electrical stimulation from this leading surgical society has and is expected to continue to further support our efforts to expand the availability and use of the therapy to the many patients who can benefit from it.

In January 2017, we announced FDA and European Commission CE mark approval for our next-generation SpinalStim and CervicalStim bone growth stimulators. The CervicalStim and SpinalStim systems available in the U.S. are accompanied by a new application for mobile devices called STIM onTrack. The mobile app includes a first-to-market feature that enables physicians to remotely view how their patients are adhering to prescribed treatment protocols. Designed for use with smartphones and other mobile devices, the STIM onTrack tool helps patients follow their prescription with daily treatment reminders and a device usage calendar. The app is free and available through the iTunes App Store. In addition to the app, the next-generation bone growth stimulators include patient enhancements aimed at improving fit, comfort and ease of use.

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

In March 2018, we announced the FDA and European Commission CE mark approval for our next-generation PhysioStim bone growth stimulator. Similar to the next-generation CervicalStim and SpinalStim systems, the PhysioStim device is also accompanied by the STIM onTrack mobile app, enabling physicians treating patients with nonunion fractures to remotely view and assess how their patients are adhering to prescribed treatment protocols. In addition to the app, the next-generation PhysioStim devices also include patient enhancements aimed at improving fit, comfort and ease of use.

Future Applications

We have sponsored research at the University of Pennsylvania, Cleveland Clinic, New York University, and University of California San Francisco, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and tendon an efficacy of healing. From these efforts, many studies have been recently published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic and the University of Pennsylvania, allowing for characterization and visualization of the Orthofix PEMF waveform, is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data, along with additional clinical data, could represent new clinical indication opportunities for our regenerative stimulation solutions.

Spinal Implants

The Spinal Implants reporting segment designs, develops and markets a portfolio of motion preservation and implant products used in surgical procedures of the spine. We distribute these products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.

Spinal Implants Strategy

Our vision for the Spinal Implants reporting segment is to become a first choice for our distributors and surgeons by demonstrating strength in partnership. Our key strategies in this segment are:

•	Execute controlled, limited market launch and extensive training curriculum in the U.S. for our M6-C artificial cervical disc
•	Continue the strong pace of new product launches
•	Provide exceptional training and education programs for sales representatives and surgeons
•	Acquire or license products, technologies and companies to further expand the spinal implants portfolio

Spinal Implants Products

The following table and discussion identify our key Spinal Implants products by trade name and describe their primary applications:

Product	Primary Application

M6-C Artificial Cervical Disc

A next-generation artificial disc developed to replace an intervertebral disc damaged by cervical disc degeneration; the only artificial cervical disc that mimics the anatomic structure of a natural disc by incorporating an artificial viscoelastic nucleus and fiber annulus into its design

M6-L Artificial Lumbar Disc

A next-generation artificial disc developed to replace an intervertebral disc damaged by lumbar disc degeneration; the only artificial lumbar disc that mimics the anatomic structure of a natural disc by incorporating an artificial viscoelastic nucleus and fiber annulus into its design

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

Motion Preservation Solutions

On April 30, 2018, we acquired Spinal Kinetics Inc., a privately held developer and manufacturer of artificial cervical and lumbar discs, namely the M6-C Cervical and M6-L Lumbar Artificial Discs, which are used to treat patients suffering from degenerative disc disease of the spine. The M6 discs are the only artificial discs that mimic the anatomic structure of a natural disc by incorporating an artificial viscoelastic nucleus and fiber annulus into their design. Like a natural disc, this unique construct allows for shock absorption at the implanted level, as well as provides a controlled range of motion when the spine transitions in its combined complex movements. Both discs have European Commission CE mark approval and historically have been exclusively distributed outside the U.S. On February 6, 2019, we received FDA approval of the M6-C Artificial Cervical Disc to treat patients with cervical disc degeneration. We expect to release the M6-C Artificial Cervical Disc in 2019 in the U.S. through a controlled, limited market launch accompanied by an extensive training and education curriculum for surgeons.

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

Biologics

The Biologics reporting segment provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This reporting segment specializes in the marketing of regeneration tissue forms and distributes MTF Biologics (“MTF”) tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives. Our partnership with MTF allows us to exclusively market the Trinity Evolution and Trinity ELITE tissue forms for musculoskeletal defects to enhance bony fusion.

Biologics Strategy

In order to drive further adoption and use of our products, our strategy for the Biologics reporting segment is to educate physicians, both directly and through our sales force, of the surgical and patient benefits of using our portfolio of regenerative tissues and products to augment their surgical procedures and results. Our key strategies in this segment are:

•	Expand sales force coverage in the spine market and continue to expand into other orthopedic procedures
•	Continue to leverage the surgeon-preferred Trinity ELITE characteristics and clinical evidence
•	Accelerate new tissue development projects with MTF

Biologics Products

The following table and discussion identify the principal Biologics products by trade name and describe their primary applications:

Product	Primary Application

Trinity ELITE	A fully moldable allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

Trinity Evolution	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

AlloQuent Structural Allografts

Interbody devices made of cortical bone (or cortical-cancellous grafts) that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc during a spinal fusion procedure

Collage Synthetic Osteoconductive Scaffold	A synthetic bone void filler

VersaShield	A thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands

The regenerative solutions offered as part of the Biologics reporting segment’s portfolio include solutions for a variety of musculoskeletal defects used in spinal and extremity orthopedic procedures.

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

We also market the VersaShield tissue form, a thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands. Amniotic tissue forms derived from donated human placenta are used in a wide variety of applications and are valued for their healing properties, scar reduction and anti-adhesion characteristics. The VersaShield tissue is derived from the human placental layers amnion and chorion, thin elastic membranes that allow the tissue to conform to the surface of the surgical site.

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

Orthofix Extremities

The Orthofix Extremities reporting segment offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This reporting segment specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. We distribute theseproducts through a global network of distributors and sales representatives to sell our orthopedic products to hospitals and healthcare providers.

Orthofix Extremities Strategy

Our strategy for the Orthofix Extremities reporting segment is to continue to provide highly valued external and internal temporary to definitive fixation devices used in fracture repair, deformity correction and bone reconstruction. Our key strategies in this segment are:

•	Geographic market & product focus on:
o	Pediatrics & deformity correction worldwide
o	Foot & ankle in the U.S.
o	Trauma in selected geographies
•	Promote the advantages of our JuniOrtho pediatric portfolio and support tools
•	Leverage the market acceptance of TL-Hex
•	Continue the strong pace of new product launches
•	Acquire or license products, technologies and companies to support these market opportunities.

Orthofix Extremities Products

The following table and discussion identify the principal Orthofix Extremities products by trade name and describe their primary applications:

Product	Primary Application

External Fixator	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus, XCaliber and Gotfried P.C.C.P

Eight-Plate + Guided Growth System	The 2nd generation plate for treatment for bowed legs or knock knees of children

LRS Advanced Limb Reconstruction System	External fixation for limb lengthening and corrections of deformity

TrueLok	Ring fixation system for trauma, limb lengthening, and deformity correction

TL-HEX TrueLok Hexapod System (“TL-HEX”)	Hexapod external fixation system for trauma and deformity correction with associated software

HEX RAY	An innovative software to manage pre-operation and post-operation planning in connection with the TL-HEX system

Galaxy Fixation System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps

VeroNail Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Ankle Hind Foot Nailing System (“AHN”)	An extension of the Centronail range of intramedullary nails

Product	Primary Application

Chimaera Hip Fracture System	A strong, versatile hip nail that allows fixation to be adapted to the type of fracture being treated

Agile Nail	A small rigid intramedullary nail to treat adolescent patients

MJ FLEX	An innovative elastic nail with a unique design to be used in pediatric patients

OSCAR	Ultrasonic bone cement removal

Ankle Hindfoot Nail (“AHN”)	A differentiated solution for hindfoot fusions

Contours Lapidus Plating System (“LPS”)	A plate design contoured specifically for a tarsometatarsal (“TMT”) fusion

Contours VPS Volar Plating System III	The 3rd generation of plates to treat distal radius fractures

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

Linked to the TL and TL-HEX line, we have also developed a patient app to support the patient in the TL-HEX fixator daily management. The patient is an active part in the healing process and the app is designed to improve the communication and connection with the hospital staff by saving time, optimizing the number of visits to the clinic, and supporting the patient with motivational messages and an online tutorial to sort out the most common issues. Also related to the TL and TL-HEX line, but specifically developed for younger patients, we created the Edugame, an online app to help patient learn by playing a virtual game. It has been developed with psychologist involvement in order to deliver useful information in an effective way.

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

In 2017, we introduced JuniOrtho, a new brand identity for extremity fixation pediatric products. JuniOrtho is a range of products and resources dedicated to pediatrics and young adults with bone fractures and deformities that brings together our expertise and products in the pediatric space.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone that requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arm or leg (e.g., humerus, femur or tibia). Alternatively, a plate is attached by screws to an area such as a broken wrist, hip or foot. Examples of our internal fixation devices include:

•

The Chimaera Hip Nailing System, which is indicated for the treatment of hip fractures. The Chimaera hip nail is designed to offer improvements over currently available nails by taking advantage of decades of knowledge in hip nailing. The result is a strong, versatile nail that allows fixation to be adapted to the type of fracture being treated.  An all-in-one dedicated instrument tray contains a color-coded instrument set designed for increased precision during the surgical steps as well as intuitive instrument selection.

•

The VeroNail Trochanteric Nailing System, which is indicated for the treatment of hip fractures. The nail design is minimally-invasive to reduce surgical trauma and allow patients to begin walking again shortly after the operation. It uses a dual screw configuration that we believe provides more stability than previous single screw designs.

•

The Centronail Titanium Nailing System, which comprises a range of titanium nails to stabilize fractures in the femur, tibia and humerus. The system offers improved mechanical distal targeting and minimal instrumentation to optimize inventory.

•	The Ankle Hindfoot Nail, which is an arthrodesis nailing system designed to improve upon the stability, simplicity, and flexibility of current hindfoot nails.
•

The Agile Nail, which is designed to treat femoral fractures in patients where a small rigid nail is needed. Its unique design requires less inventory and is the smallest titanium nail currently available in the market. This provides further benefits such as reduced invasiveness and lightness.

•

The MJ Flex, which is an elastic nail system that innovates a technique considered to be the gold standard in the treatment of pediatric fractures. The unique shape of the nail offers improved strength, better visibility, more rigidity, and potentially a reduced usage of x-rays. The system is available in different sizes, both in titanium and stainless steel.

In addition to treating bone fractures, we also design, manufacture and distribute devices intended to treat congenital bone conditions, such as angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma. An example of a product offered in this area is the Eight-Plate Guided Growth System.

Product Development

Our primary research and development facilities are located in Verona, Italy and Lewisville, Texas. We work with leading hospital research institutions, as well as with MTF, physicians and other consultants, on the long-term scientific planning and evolution of our products and therapies. Several of the products that we market have been developed through these collaborations. In addition, we periodically receive suggestions for new products and product enhancements from the scientific and medical community, some of which result in us entering into assignment or license agreements with physicians and third parties.

In 2018, 2017 and 2016 we incurred $33.2 million, $29.7 million and $28.8 million, respectively, of research and development expense.

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

Compliance and Ethics Program

It is a fundamental policy of our Company to conduct business in accordance with the highest ethical and legal standards. We have a comprehensive compliance and ethics program, which is overseen by our Chief Ethics and Compliance Officer who reports directly to our Chief Executive Officer and the Compliance Committee of the Board of Directors. The program is intended to promote legal compliance and ethical business practices throughout our domestic and international businesses. It is designed to prevent and detect violations of applicable federal, state and local laws in accordance with the standards set forth in guidance issued by the U.S. Department of Justice (“Evaluation of Corporate Compliance Programs” (February 2017)), the Office of Inspector General (HCCA-OIG “Measuring Compliance Program Effectiveness: A Resource Guide” (March 2017)) and the U.S. Sentencing Commission (“Effective Compliance and Ethics Programs (November 2014)). Key elements of the program include:

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

Unless an exemption applies, each medical device we commercially distribute in the U.S. is covered by premarket notification (“510(k)”) clearance, letter to file, approval of a premarket approval application (“PMA”), or some other approval from the FDA. The FDA classifies medical devices into one of three classes, which generally determine the type of FDA approval required. Devices deemed to pose low risk are placed in class I, while devices that are considered to pose moderate risk are placed in class II, and devices deemed to pose the greatest risks requiring more regulatory controls necessary to provide a reasonable assurance of safety and effectiveness, or devices deemed not substantially equivalent to a device that previously received 510(k) clearance (as described below), are placed in class III. Our Spinal Implants and Orthofix Extremities products are, for the most part, class II devices and the instruments used in conjunction with these products are generally class I. Our Bone Growth Therapies products and the M6-C artificial cervical disc are classified as class III by the FDA, and have been approved for commercial distribution in the U.S. through the PMA process.

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

Our Biologics reporting segment markets tissue for bone repair and reconstruction under the brand names Trinity Evolution and Trinity ELITE, our allogeneic bone matrices comprised of cancellous bone containing viable stem cells and a demineralized cortical bone component. These allografts are regulated under the FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device, biologic or a drug. The Biologics reporting segment also distributes certain surgical implant products known as “allograft” products that are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. These tissues are regulated by the FDA as minimally-manipulated tissue and covered by FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers of the Trinity Evolution, Trinity ELITE and allograft products will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a further description of some of these risks, see Item 1A of this Annual Report under the heading “Risk Factors.”

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

Moreover, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices. Our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. For a description of some of these risks, see Item 1A of this Annual Report under the heading “Risk Factors.”

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

Third-Party Payor Requirements

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. Also, non-government third-party payors are increasingly challenging the medical necessity and prices paid for our products and services. The Medicare program is expected to continue to implement a new payment mechanism for certain DMEPOS items via the implementation of its competitive bidding program. Bone growth therapy devices are currently exempt from this competitive bidding process.

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

In Europe, the new General Data Protection Regulation may impose fines of up to four percent of our global revenue in the event of violations. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data.

Physician Payments Sunshine Provision of the Affordable Care Act

The Physician Payments Sunshine Provision of the Affordable Care Act (Section 6002) (the “Sunshine Act”), which was enacted in 2010 and became subject to final CMS rules in 2013, requires public disclosure to the United States government of payments to physicians and teaching hospitals, including in-kind transfers of value such as gifts or meals. The Act also provides penalties for non-compliance. The Act requires that we file an annual report on March 31st of a calendar year for the transfers of value incurred for the prior calendar year.

In October 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) was signed into law. The SUPPORT Act expands the reporting obligation under the Sunshine Act to include payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives. These expanded reporting obligations are effective for payments reported in 2022, with payment tracking beginning in 2021. Non-compliance with the Sunshine Act or SUPPORT Act is subject to civil monetary penalties.

In addition to the Sunshine Act, as expanded by the SUPPORT Act, we seek to comply with other international and individual state transparency laws, like Massachusetts and Vermont.

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

Reporting Segments

Our revenues are generated from the sales of products in our four reporting segments: Bone Growth Therapies, Spinal Implants, Biologics, and Orthofix Extremities. See the chart below for the distribution of sales between each of our reporting segments for each of the years ended December 31, 2018, 2017, and 2016.

Sales Network

We have a broad sales network comprised of direct sales representatives and distributors. This established sales network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in over 70 countries.

In our largest market, the U.S., our sales network is generally comprised of four sales forces, each addressing one of our reporting segments, however some independent distributors sell products for more than one of our segments. A hybrid distribution network of direct sales representatives and independent distributors sells products in our Bone Growth Therapies reporting segment, while primarily independent distributors sell products in our Spinal Implants, Biologics, and Orthofix Extremities reporting segments.

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

We support our sales force through specialized training workshops in which physicians and sales specialists participate. We also produce marketing and training materials, including materials outlining surgical procedures, for our customers, sales force and distributors in a variety of languages using printed, video and multimedia formats. We require all of our sales force, direct and independent, to undergo extensive product, policy, and compliance training to ensure adherence to our standards, policies, and applicable law.

To provide additional advanced training for physicians, consistent with the AdvaMed Code of Ethics (“AdvaMed Code”) and the MedTech Europe Code of Ethical Business Practice (“MedTech Code”), we organize regular multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America and in Lewisville, Texas. In recent years, thousands of surgeons from around the world attended these product education seminars, which have included a variety of lectures from specialists, as well as demonstrations and hands-on workshops.

Competition

Our Bone Growth Therapies reporting unit competes principally with similar products marketed by Zimmer Biomet, Inc.; DJO Global; and Bioventus. The Biologics HCT/P and Spinal Implants products we market compete with products marketed by Medtronic, Inc.; DePuy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer Biomet, Inc.; NuVasive, Inc.; Globus Medical Inc.; and various smaller public and private companies. For Orthofix Extremities devices, our principal competitors include DePuy Synthes; Zimmer Biomet, Inc.; Stryker Corp.; Smith & Nephew plc; and Wright Medical Group N.V.

We believe that we enhance our competitive position by focusing on product features such as ease of use, versatility, cost and patient acceptability, together with value-added services, such as the STIM on Track mobile app and our JuniOrtho educational products and services. We attempt to avoid competing based solely on price. Overall cost and medical effectiveness, innovation, reliability, value-added service, and training are the most prevalent methods of competition in the markets for our products, and we believe we compete effectively.

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

Employees

At December 31, 2018, we had 954 employees worldwide. Of these, 686 were employed in the U.S. and 268 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 187 at December 31, 2018, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe we have good relations with our employees.

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

In 2013, we self-reported to the U.S. Department of Justice (the “DOJ”) and the SEC an internal investigation of improper payments by our Brazilian subsidiary, Orthofix do Brasil Ltda., regarding non-compliance by such subsidiary with the Foreign Corrupt Practices Act (the “FCPA”).  This followed a prior matter that we self-reported to the DOJ and SEC in 2011, and settled in 2012, involving FCPA-related non-compliance by our then Mexican subsidiary, Promeca S.A. de C.V.  In January 2017 we consented to a cease-and-desist order with the SEC to settle the Brazil-related violations, pursuant to which we agreed to pay approximately $6.1 million in disgorgement and penalties, and agreed to retain an independent compliance consultant for one year to review and test our FCPA compliance program. Our engagement of the independent compliance consultant concluded on March 16, 2018.

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

CMS, in its ongoing implementation of the Medicare program, periodically reviews medical study literature to determine how the literature addresses certain procedures and therapies in the Medicare population. The impact that this information could have on Medicare coverage policy for our products is currently unknown, but we cannot provide assurances that the resulting actions will not restrict Medicare coverage for our products.  There can be no assurance that we or our distributors will not experience significant reimbursement problems in the future related to these or other proceedings. Globally, our products are sold in many countries, such as the U.K., Germany, France, and Italy, which have publicly funded healthcare systems. The ability of hospitals supported by such systems to purchase our products is dependent, in part, upon public budgetary constraints. Any increase in such constraints may have a material adverse effect on our sales and collection of accounts receivable from such sales.

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

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether, in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition, results of operations or cash flows. The process of obtaining FDA clearance and approvals to develop and market a medical device can be costly, time-consuming and subject to the risk that such clearances or approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification, or to reclassify an HCT/P, either of which could materially adversely impact our ability to market or sell our devices. For example, the FDA included Class III bone growth stimulator products in its 2015 strategic priority work plan, as part of a list of 21 product categories it would review for possible down classification.  Shortly after the issuance of the work plan, we and other manufacturers of bone growth stimulator products submitted a public comment letter opposing the possible down classification. The FDA did not respond to the comment letter and has not taken any action with respect to the bone growth stimulator product category since publication of the 2015 work plan. If a down classification were to occur and new entrants to the market were able to create technologies with comparable efficacy to our devices, our Bone Growth Therapies products could face additional competition, which could negatively affect our future sales.

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

Certain legislative changes to and regulatory changes under the ACA have occurred in the 115th United States Congress. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to the ACA and changes resulting from current litigation challenging certain aspects of the ACA remains possible. Any such future changes, depending on their nature, could have an adverse effect on our ability to maintain or increase sales of any of our products and achieve profitability.

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

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have been launched by legislators, regulators and third-party payors to curb these costs. As a result, there has been a consolidation trend in the healthcare industry to create larger companies, including medical device companies and hospitals, each with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and may continue to become more intense. This has resulted and may continue to result in greater pricing pressures and the exclusion of certain suppliers from important markets as group purchasing organizations (“GPOs”), independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions and as larger manufacturers use their broad offerings to secure exclusive arrangements. If a GPO were to exclude us from their supplier list, our net sales could be adversely impacted. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, which may exert further downward pressure on the prices of our products.

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

Our ability to market our Bone Growth Therapies, Spinal Implants, Biologics, and Orthofix Extremities products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, physicians, other healthcare providers and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers and patients.

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

During 2018, we continued to make improvements in revenues related to several new products we introduced to the market over the past several years, including the TL-HEX TrueLok Hexapod System, Galaxy Fixation System, Chimaera Hip Fracture System, Ankle Hind Foot Nailing System, Firebird NXG Spinal Fixation System, FORZA XP Spacer System, SKYHAWK Lateral Interbody Fusion System & Lateral Plate System, CENTURION POCT System, PILLAR SA PTC PEEK Spacer System, JANUS Midline Fixation Screw, and the Cetra Anterior Cervical Plate, among others. In 2019, we will be launching the M6-C artificial certivical disc in the U.S. market. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians) and obtain regulatory approvals, which can depend, among other things, on the product achieving broad clinical acceptance, the level of third-party reimbursement and the introduction of competing technologies. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

Growing our business requires that we properly educate and train physicians regarding the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products.

Acceptance of our products depends in part on our ability to (i) educate the medical community as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products compared to alternative products, procedures and therapies, and (ii) train physicians in the proper use and implementation of our products. We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages using printed, video and multimedia formats. To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the MedTech Code, we organize regular multilingual teaching seminars in multiple locations. However, we may not be successful in our efforts to educate the medical community and properly train physicians. If physicians are not properly trained, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. In addition, a failure to educate the medical community regarding our products may impair our ability to achieve market acceptance of our products.

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

We may be adversely affected by a failure or compromise from a cyberattack or data breach, which could have an adverse effect on our business

We rely on information technology (IT) systems to perform our business operations, including processing, transmitting and storing electronic information, and interacting with customers, suppliers, healthcare payors, and other third parties. Like other medical device companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect financial or personal information related to patients and customers, and changing customer patterns.

For example, third parties may attempt to hack into our products to obtain data relating to patients or disrupt performance of our products or to access our proprietary information. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. In the U.S., Federal and State privacy and security laws require certain of our operations to protect the confidentiality of personal information including patient medical records and other health information. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the EU and, the new General Data Protection Regulation may impose fines of up to four percent of our global revenue in the event of violations. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We believe that we meet the expectations of applicable regulations and that the ongoing costs of compliance with such rules are not material to our business. However, there is no guarantee that we will be able to comply with these regulations, or otherwise avoid the negative reputational and other affects that might ensue from a significant data breach or failure to comply with applicable data privacy regulations, each of which could have significant adverse effects on our business, financial condition or results of operations.

In recent years, companies around the world are seeing a surge in wire transfer “phishing” attacks that attempt to trick employees into wiring money from company bank accounts to criminals’ bank accounts. In some cases, companies have lost millions of dollars to such relatively simple attacks, and these funds often are not recovered. While we take efforts to train employees to be cognizant of these types of attacks and take appropriate precautions, the level of technological sophistication being used by attackers has increased in recent years, and a successful attack against us could lead to the loss of significant funds.

We are dependent on third-party manufacturers for many of our products.

We contract with third-party manufacturers to produce many of our products, like many other companies in the medical device industry. If we or any such manufacturer fail to meet production and delivery schedules, it can have an adverse impact on our ability to sell such products. Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects and other similar events can delay production and inhibit our ability to bring a new product to market in timely fashion. For example, the supply of the Trinity Evolution and Trinity ELITE allografts are derived from human cadaveric donors, and our ability to market the tissues depends on MTF continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by MTF in its processing methodology.

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

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing, research, development, finance and support positions. Hiring and retaining qualified executives, engineers, technical staff and sales representatives are critical to our business, and competition for experienced employees in the medical device industry can be intense. To attract, retain and motivate qualified executives and key employees, we utilize stock-based incentive awards such as employee stock options, restricted stock and stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our results of operations and/or require us to increase the amount we expend on cash and other forms of compensation.

Our business is subject to economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products in many different countries, our business is subject to risks associated with conducting business internationally. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

On March 4, 2015, we entered into an option agreement with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The option agreement provided us with an exclusive option until September 2016 to acquire eNeura, which we ultimately did not exercise. In consideration for the option, (i) we paid a non-refundable $0.3 million fee to eNeura, and (ii) we loaned eNeura $15 million pursuant to a convertible, secured promissory note that was issued to us, which note matures on March 4, 2019.

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

Currently, we do not expect to collect the complete principal and interest on March 4, 2019 and are in negotiations with eNeura to possibly extend and/or modify other terms of the eNeura Note. Any significant changes to the term of the eNeura Note, including extending the due date, could have a material impact on the fair value of the security.

We face risks related to foreign currency exchange rates.

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. Dollar, any change in the values of those foreign currencies relative to the U.S. Dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2018 have had a favorable impact of $2.3 million on net sales outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we may enter into currency hedges from time to time.

Our global operations may expose us to tax risks

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Significant judgment and interpretation of tax laws are required to estimate our tax liabilities. Tax laws and rates in various jurisdictions may be subject to significant change as a result of political and economic conditions. Our effective income tax rate could be adversely affected by changes in those tax laws; changes in the mix of earnings among tax jurisdictions; changes in the valuation of our deferred tax assets and liabilities; and the resolution of matters arising from tax audits.

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

On August 31, 2015, the Company, through its subsidiaries, Orthofix Holdings, Inc. and Victory Medical Limited (collectively the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) providing for a five-year secured revolving credit facility of $125 million.   On December 8, 2017, the Company amended the Credit Agreement and the primary provision of the Credit Agreement to be amended, among other things, was to add the Company’s subsidiary, Orthofix International B.V. as a Borrower, Guarantor, and a loan party. On July 31, 2018, the Company amended and restated the Credit Agreement in connection with the Domestication of the Company from a Curaçao company to a Delaware corporation. No amounts have been drawn on the credit facility as of the date hereof, but the Company may draw on this facility in the future.

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

We believe that we are in compliance with the negative covenants, and there were no events of default, at December 31, 2018 (and in prior periods). However, there can be no assurance that the Company would be able to meet such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement, which could have a material adverse effect on our financial position in the event that we have significant amounts drawn under the facility at such time.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities as of December 31, 2018 are as follows:

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution, research and development, and administrative facility for Corporate and all reporting segments	Lewisville, TX	140,000	Leased
Manufacturing, warehousing, distribution, research and development, and administrative facility for Spinal Kinetics	Sunnyvale, CA	25,000	Leased
Research and development, component manufacturing, quality control and training facility for fixation products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned
International distribution center for Orthofix products	Verona, Italy	18,000	Leased
Mechanical workshop for Orthofix products	Verona, Italy	9,000	Leased
Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	8,100	Leased
Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	22,000	Leased
Sales management, distribution and administrative facility for France	Arcueil, France	8,500	Leased
Sales management, distribution and administrative facility for Germany	Ottobrunn, Germany	18,300	Leased

Item 3.	Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFIX.” As of February 22, 2019, we had 361 holders of record of our common stock. The closing price of our common stock on February 22, 2019 was $65.51. The following table shows the high and low sales prices for our common stock for each of the two most recent fiscal years.

	High	Low
2017
First Quarter	$40.37	$33.51
Second Quarter	46.86	36.10
Third Quarter	50.40	42.68
Fourth Quarter	56.53	47.27
2018
First Quarter	$61.00	$51.01
Second Quarter	61.86	51.38
Third Quarter	61.98	50.41
Fourth Quarter	63.57	48.00

Dividends

We have not paid dividends to holders of our common stock in the past and have no present intention to pay dividends in the foreseeable future. Additionally, we have restrictions on the ability to pay dividends in certain cirucmstances pursuant to our Amended Credit Agreement. We currently intend to retain all of our consolidated earnings to finance the continued growth of our business.

In the event that we decide to pay a dividend to holders of our common stock in the future with dividends received from our subsidiaries, we may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2018.

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

The graph below compares the five-year total shareholder return on Orthofix common stock with the returns of two indexes: the Nasdaq Stock Market and Nasdaq stocks for surgical, medical, and dental instruments and supplies. The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2013. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements.

	Year ended December 31,
(U.S. Dollars, in thousands, except margin and per share data)	2018	2017	2016	2015	2014
Consolidated operating results
Net sales	$453,042	$433,823	$409,788	$396,489	$402,277
Gross profit	356,414	340,786	321,935	309,964	303,365
Gross margin	79%	79%	79%	78%	75%
Operating income (1)	30,094	40,811	21,067	9,225	17,136
Net income (loss) from continuing operations	13,811	7,291	3,497	(2,342)	(3,744)
Net loss from discontinued operations	—	(1,068)	(441)	(467)	(4,793)
Net income (loss) (2)	$13,811	$6,223	$3,056	$(2,809)	$(8,537)
Net income (loss) per common share – basic
Net income (loss) from continuing operations	$0.73	$0.40	$0.19	$(0.12)	$(0.20)
Net loss from discontinued operations	—	(0.06)	(0.02)	(0.03)	(0.26)
Net income (loss)	$0.73	$0.34	$0.17	$(0.15)	$(0.46)
Net income (loss) per common share – diluted
Net income (loss) from continuing operations	$0.72	$0.39	$0.19	$(0.12)	$(0.20)
Net loss from discontinued operations	—	(0.05)	(0.02)	(0.03)	(0.26)
Net income (loss)	$0.72	$0.34	$0.17	$(0.15)	$(0.46)

(1)	Includes the following:

•

Legal, accounting, and other professional fees incurred in 2018, 2017, 2016, 2015, and 2014 of $1.1 million, $3.4 million, $2.0 million and $9.1 million, and $15.6 million, respectively, in connection with the accounting review and restatements through March 2015 and legal fees associated with the SEC Investigation, Securities Class Action Complaint and Brazil subsidiary compliance review. In addition, the Company received an insurance settlement related to these matters of approximately $6.1 million in 2017

•	Charges related to U.S. Government resolutions in 2016 of $14.4 million
(2)	Dividends have not been paid in any of the years presented

	As of December 31,
(U.S. Dollars, in thousands)	2018	2017	2016	2015	2014
Consolidated financial position
Total assets	$466,641	$405,354	$372,103	$400,222	$392,956
Long-term debt	—	—	—	—	—
Shareholders’ equity	335,397	296,608	263,477	290,311	299,627

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Notable highlights and accomplishments in 2018 include the following:

•	Net sales were $453.0 million, an increase of 4.4% on a reported basis and 3.9% on a constant currency basis.
•	Net income from continuing operations was $13.8 million, an increase of 89.4% from the prior year.
•	Non-GAAP net margin, an internal metric that we define as gross profit less sales and marketing expense, was $150.9 million, an increase of 5.9% from the prior year.

Results of Operations

The following table presents certain items in our consolidated statements of income as a percent of net sales:

	Year ended December 31,
	2018 (%)	2017 (%)	2016 (%)
Net sales	100.0	100.0	100.0
Cost of sales	21.3	21.4	21.4
Gross profit	78.7	78.6	78.6
Sales and marketing	45.4	45.7	44.2
Non-GAAP net margin	33.3	32.8	34.3
General and administrative	18.7	16.6	18.7
Research and development	7.3	6.9	7.0
Changes in fair value of contingent consideration	0.7	—	—
Charges related to U.S. Government resolutions	—	—	3.6
Operating income	6.6	9.4	5.1
Net income from continuing operations	3.0	1.7	0.9
Net loss from discontinued operations	—	(0.3)	(0.2)
Net income	3.0	1.4	0.7

Net Sales by Reporting Segment

The following table presents net sales, which includes product sales and marketing service fees, by reporting segment:

				Percentage Change
				2018/2017	2018/2017	2017/2016	2017/2016
(U.S. Dollars, in thousands)	2018	2017	2016	Reported	Constant Currency	Reported	Constant Currency
Bone Growth Therapies	$195,252	$185,900	$176,561	5.0%	5.0%	5.3%	5.3%
Spinal Implants	91,658	81,957	72,632	11.8%	11.9%	12.8%	12.7%
Biologics	59,684	62,724	57,912	-4.8%	-4.8%	8.3%	8.3%
Orthofix Extremities	106,448	103,242	102,683	3.1%	0.9%	0.5%	-0.9%
Net sales	$453,042	$433,823	$409,788	4.4%	3.9%	5.9%	5.5%

Bone Growth Therapies

Bone Growth Therapies manufactures, distributes, and provides support services of market leading devices that enhance bone fusion. Bone Growth Therapies uses distributors and sales representatives to sell its devices to hospitals, healthcare providers, and patients.

2018 Compared to 2017

Net sales increased $9.4 million or 5.0%

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

2018 Compared to 2017

Net sales increased $9.7 million or 11.8%

•	Increase of $8.7 million driven by international sales of M6 Artificial Discs subsequent to our acquisition of Spinal Kinetics, which closed during the second quarter of 2018
•	Increase of 3.4% in U.S. sales due to the annualized sales of new distributor partners added during 2017 and from the uptake of recent product introductions
•	Decrease in legacy international sales, primarily as a result of disruption to our distribution in our Australian and German subsidiaries

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

2018 Compared to 2017

Net sales decreased $3.0 million or 4.8%

•	Decrease of 6.1% primarily driven by the contractual reduction during the first quarter of 2018 in the amount we receive for marketing service fees for Trinity tissues from MTF Biologics (“MTF”)
•	Volume for Trinity tissues increased by 3.3%, partially offset by low single-digit pricing pressure in the market

2017 Compared to 2016

Net sales increased $4.8 million or 8.3%

•	Increase in volume for our Trinity products primarily driven by the addition of new distributors over the prior year
•	Benefit from improving performance from our national distribution partner and the reactivation of a national hospital contract

Orthofix Extremities

Orthofix Extremities offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. Orthofix Extremities distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and healthcare providers.

2018 Compared to 2017

Net sales increased $3.2 million or 3.1%

•	Increase largely due to the change in foreign currency exchange rates, which had a positive impact on net sales of $2.3 million
•	Increase of $1.4 million within the U.S. due to continued distribution expansion and adoption of our TrueLok products
•	Increase in international sales of $2.8 million, excluding the impact of changes in foreign currency exchange rates, due to continued expansion of our distributors and growth in European subsidiaries
•	Partially offset by an expected decrease of $3.3 million in Brazil as a result of our Orthofix Extremities restructuring during 2017

2017 Compared to 2016

Net sales increased $0.6 million or 0.5%

•	Growth in the U.S. and the U.K., largely due to the continued adoption of our TL-HEX product line
•	Increase of $1.5 million attributable to a favorable impact from foreign currency translation
•

Partially offset by a decrease of $3.6 million related to our Orthofix Extremities restructuring, which consisted of the divestiture of a non-core business in the U.K. and a reduction in sales in Brazil and Puerto Rico as we converted from a direct sales model to the use of stocking distributors

•	And additionally offset by a decrease in cash collections from specific international stocking distributors whose revenue is recognized upon cash receipt

Gross Profit and Non-GAAP Net Margin

				Percentage Change
(U.S. Dollars, in thousands)	2018	2017	2016	2018/2017	2017/2016
Gross profit	$356,414	$340,786	$321,935	4.6%	5.9%
Sales and marketing	205,527	198,370	181,287	3.6%	9.4%
Non-GAAP net margin	$150,887	$142,416	$140,648	5.9%	1.3%

Gross margin	78.7%	78.6%	78.6%	0.1%	0.0%
Non-GAAP net margin	33.3%	32.8%	34.3%	0.5%	-1.5%

2018 Compared to 2017

Non-GAAP net margin, an internal metric that we define as gross profit less sales and marketing expense, increased $8.5 million

•	Gross profit increased $15.6 million
o	Primarily due to the growth in net sales with gross margin improving slightly from 78.6% in 2017 to 78.7% in 2018
o	Partially offset by the addition of Spinal Kinetics acquisition-related inventory fair market value adjustments of $1.4 million within the Spinal Implants reporting segment
•	Sales and marketing expense increased $7.2 million
o	Primarily due to the increase in net sales, with sales and marketing expenses as a percentage of net sales improving slightly to 45.4% of net sales in 2018 compared to 45.7% in 2017

2017 Compared to 2016

Non-GAAP net margin increased $1.8 million

•	Gross profit increased $18.9 million
o	Largely driven by the increase in net sales for each of our reporting segments, as gross margin remained relatively flat
o	Partially offset by an increase of $0.2 million in expense relating to our Orthofix Extremities and U.S. restructurings
•	Sales and marketing expense increased $17.1 million
o

Primarily relating to higher commission expenses in 2017, relating to geographic mix in Orthofix Extremities and higher commission rates from new distributors for Biologics and Spinal Implants, and an increase in other compensation costs as a result of the increase in net sales

The following table presents non-GAAP net margin by reporting segment. The reasons for the changes in non-GAAP net margin by reporting segment are generally consistent with the information provided above for gross profit and sales and marketing expense.

				Percentage Change
(U.S. Dollars, in thousands)	2018	2017	2016	2018/2017	2017/2016
Bone Growth Therapies	$86,252	$77,369	$75,469	11.5%	2.5%
Spinal Implants	7,628	8,730	8,650	-12.6%	0.9%
Biologics	26,298	25,692	26,891	2.4%	-4.5%
Orthofix Extremities	31,391	31,071	30,526	1.0%	1.8%
Corporate	(682)	(446)	(888)	52.9%	-49.8%
Non-GAAP net margin	$150,887	$142,416	$140,648	5.9%	1.3%

General and Administrative Expense

				Percentage Change
(U.S. Dollars, in thousands)	2018	2017	2016	2018/2017	2017/2016
General and administrative	$84,506	$71,905	$76,409	17.5%	-5.9%
As a percentage of net sales	18.7%	16.6%	18.7%	2.1%	-2.1%

2018 Compared to 2017

General and administrative expense increased $12.6 million

•

Increase of $6.3 million in expenses associated with strategic investments, such as our due diligence and integration efforts in connection with the Spinal Kinetics acquisition and expenditures related to the Domestication

•

Increase in share-based compensation expense of $5.5 million, largely related to increases in expense attributable to our performance-based and market-based awards and a change in the timing of our annual grants to executives and key personnel

•

Increase of $1.8 million associated with legal judgments and settlements, including previous SEC and FCPA matters, largely as a result of the receipt of a favorable insurance settlement in 2017 of approximately $6.1 million associated with prior costs incurred

•	Increase of $0.9 million relating to the amortization of acquired intangibles associated with the Spinal Kinetics acquisition
•	Partially offset by decreases in certain compensation-related costs, including bonus incentives and benefits

2017 Compared to 2016

General and administrative expense decreased $4.5 million

•	We received a favorable insurance settlement in 2017 of approximately $6.1 million associated with prior costs incurred related to SEC and FCPA matters
•	Decrease of $3.6 million from a reduction in Project Bluecore expenses, as the project was completed in 2016
•	Decrease in share-based compensation expense of $3.5 million, largely driven by a net decrease in expense attributable to performance-based and market-based awards
•	Core expense reductions through savings in other professional fees of $2.0 million
•	Partially offset by an increase in spending of $5.7 million for evaluation of strategic investments
•	Further offset by an unfavorable change related to legal settlements of $3.5 million, largely as a result of a favorable commercial litigation settlement received in 2016 of $3.0 million
•

Pursuant to our settlement of the SEC Investigation and FCPA matters in Brazil, we agreed to retain an independent compliance consultant for one year to review and test the Company’s FCPA compliance program, which began in March 2017 and resulted in an increase in expense of $1.8 million

Research and Development Expense

				Percentage Change
(U.S. Dollars, in thousands)	2018	2017	2016	2018/2017	2017/2016
Research and development	$33,218	$29,700	$28,803	11.8%	3.1%
As a percentage of net sales	7.3%	6.9%	7.0%	0.4%	-0.1%

2018 Compared to 2017

Research and development expense increased $3.5 million

•

Increase in research and development costs largely attributable to the Spinal Kinetics acquisition and the regulatory efforts associated with the U.S. Food and Drug Administration (“FDA”) premarket approval of the M6 Artificial Cervical Disc

2017 Compared to 2016

Research and development expense increased $0.9 million

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

Changes in Fair Value of Contingent Consideration

				Percentage Change
(U.S. Dollars, in thousands)	2018	2017	2016	2018/2017	2017/2016
Changes in fair value of contingent consideration	$3,069	$—	$—	—	—
As a percentage of net sales	0.7%	0.0%	0.0%	0.7%	0.0%

2018 Compared to 2017

The fair value of contingent consideration increased $3.1 million

•

Changes relate to the fair value of the potential future milestone payments of up to $60.0 million in cash associated with the Spinal Kinetics acquisition. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements.

Charges Related to U.S. Government Resolutions

				Percentage Change
(U.S. Dollars, in thousands)	2018	2017	2016	2018/2017	2017/2016
Charges related to U.S. Government resolutions	$—	$—	$14,369	—	-100.0%
As a percentage of net sales	0.0%	0.0%	3.6%	0.0%	-3.6%

2017 Compared to 2016

We recorded $14.4 million in 2016 for our settlements with the Division of Enforcement of the SEC related to the SEC’s investigation of (1) our prior accounting review and restatements of financial statements and (2) allegations of improper payments in Brazil.  For additional information, see Note 13 of the Notes to the Consolidated Financial Statements.

Non-operating Income (Expense)

				Percentage Change
(U.S. Dollars, in thousands)	2018	2017	2016	2018/2017	2017/2016
Interest income (expense), net	$(828)	$(416)	$763	99.0%	-154.5%
Other expense, net	(6,381)	(4,004)	(2,806)	59.4%	42.7%

Non-operating income and expense largely consists of interest income and expense, transaction gains and losses from changes in foreign currency exchange rates, changes in fair value related to our equity holdings in Bone Biologics, Inc. (“Bone Biologics”), and other-than-temporary impairments on the eNeura debt security. Interest income in 2016 was primarily from our eNeura debt security; however, we discontinued recognizing interest income on the debt security in 2017. Foreign exchange gains and losses are primarily a result of several of our foreign subsidiaries holding trade and intercompany payables or receivables in currencies (most notably the U.S. Dollar) other than their functional currency.

2018 Compared to 2017

Other income (expense), net, decreased $2.4 million

•	Decrease of $5.3 million associated with changes in foreign currency rates, as we recorded a non-cash remeasurement loss of $3.3 million in 2018 compared to a gain of $1.9 million in 2017
•	Decrease of $3.1 million from impairments and changes in fair value relating to our equity holdings and warrants in Bone Biologics common stock
•	Partially offset by an increase of $5.6 million associated with an other-than-temporary impairment on the eNeura debt security in 2017 that did not recur in 2018

2017 Compared to 2016

Other income (expense), net, decreased $1.2 million

•

Decrease of $2.9 million associated with other-than-temporary impairments on the eNeura debt security, as we recorded impairments of $5.6 million and $2.7 million before taxes in 2017 and 2016, respectively

•

Partially offset by an increase of $2.0 million associated with changes in foreign currency rates, as we recorded a non-cash remeasurement gain of $1.9 million in 2017 compared to a loss of less than $0.1 million in 2016

Income Taxes

				Percentage Change
(U.S. Dollars, in thousands)	2018	2017	2016	2018/2017	2017/2016
Income tax expense	$9,074	$29,100	$15,527	-68.8%	87.4%
Effective tax rate	39.7%	80.0%	81.6%	-40.3%	-1.6%

2018 Effective Tax Rate

The decrease in the effective tax rate during the year was primarily a result of the decrease in income before income taxes, the reduction of the US statutory tax rate from 35% to 21%, and the 2017 charge from recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that did not recur in 2018. The primary factors affecting our effective tax rate for 2018 are as follows:

•	Current period losses in jurisdictions where we do not currently receive a tax benefit
•	State taxes and foreign income taxed at differing rates
•	Benefits of deductible equity compensation in excess of financial statement impact

On December 22, 2017, the Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We calculated our best estimate of the impact of the Tax Act in our 2017 year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of that filing. As a result, we recorded $8.3 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. This provisional amount related to remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future was $8.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was zero. We also recorded a benefit of $0.3 million related to an income tax liability recorded in 2016 related to repatriation of earnings from our subsidiary in Puerto Rico. We have finalized the accounting for the Tax Act, which resulted in an additional benefit of $0.6 million in the first quarter of 2018 and minimal adjustments in the fourth quarter.

2017 Effective Tax Rate

The decrease in the effective tax rate during the year was primarily a result of the increase in income before income taxes, partially offset by the charge related to recording the impact of the Tax Act. The primary factors affecting our effective tax rate for 2017 are as follows:

•	The charge related to recognizing the impact of the Tax Act
•	Increases in unrecognized tax benefits
•	Current period losses in jurisdictons where we do not currently receive a tax benefit

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at December 31, 2018 was $72.2 million compared to $81.2 million at December 31, 2017.

	Year Ended December, 31,
(U.S. Dollars, in thousands)	2018	2017	Change
Net cash from operating activities	$49,918	$38,972	$10,946
Net cash from investing activities	(60,998)	(16,474)	(44,524)
Net cash from financing activities	2,993	3,538	(545)
Effect of exchange rate changes on cash and restricted cash	(881)	1,180	(2,061)
Net change in cash, cash equivalents, and restricted cash	$(8,968)	$27,216	$(36,184)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities.

	Year Ended December, 31,
(U.S. Dollars, in thousands)	2018	2017	Change
Net cash from operating activities	$49,918	$38,972	$10,946
Capital expenditures	(15,256)	(16,948)	1,692
Free cash flow	$34,662	$22,024	$12,638

Operating Activities

Cash flows from operating activities increased $10.9 million

•	Increase in net income of $7.6 million
•

Net decrease of $21.2 million for non-cash gains and losses, primarily related to deferred income taxes, share-based compensation expense, an other-than-temporary impairment incurred relating to the eNeura debt security in 2017, and loss on the valuation of our investments in Bone Biologics in 2018

•

Net increase of $24.6 million relating to changes in working capital, primarily attributable to changes in inventories, as a result of improved inventory management initiatives put into place in 2017 and 2018

Two of our primary working capital accounts are trade accounts receivable and inventory. Day’s sales in receivables were 63 days at December 31, 2018 compared to 53 days at December 31, 2017, with the increase largely attributable to our adoption of Accounting Standards Update (“ASU”) 2014-09 in 2018. Inventory turns were 1.3 times as of December 31, 2018 compared to 1.1 times at December 31, 2017, primarily resulting from improved inventory management initatives put into place in 2017 and 2018.

Adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, which reduces diversity in classification and presentation of restricted cash, including transfers between cash and restricted cash, on the statement of cash flows. We adopted this standard as of January 1, 2018 using a retrospective transition approach. Adoption of this ASU resulted in an increase in net cash from operating activities of $2.5 million for the year ended December 31, 2018 and a decrease in net cash from operating activities of $14.4 million for the year ended December 31, 2017.

Investing Activities

Cash flows from investing activities decreased $44.5 million

•	Decrease of $44.3 million associated with cash paid in relation to the Spinal Kinetics acquisition, net of cash acquired, which closed on April 30, 2018
•	Decrease of $0.9 million associated with the acquisition of certain intangible assets in transactions with former distributors in 2018
•	Decrease of $0.5 million due to our additional investment in Bone Biologics during 2018
•	Decrease of $0.5 million due to proceeds received in 2017 upon the maturity of certain time-based deposits
•	Partially offset by a reduction in capital expenditures of $1.7 million

Financing Activities

Cash flows from financing activities decreased $0.5 million

•	Decrease in net proceeds of $0.3 million from the issuance of common shares
•	Decrease of $0.2 million related to the payment of debt issuance costs and other financing activities

Credit Facilities

On August 31, 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), the Administrative Agent, and certain lenders party thereto, which provided a five year $125 million secured revolving credit facility.

On December 8, 2017, we amended the Credit Agreement with JPMorgan. The primary provision of the amendment, among other things, was to add our subsidiary, Orthofix International B.V., as a Borrower, Guarantor, and a loan party. In addition, two of our subsidiaries, Orthofix Limited and Orthofix II B.V. were also added as Guarantors and loan parties.

On July 31, 2018, we amended and restated the Credit Agreement with JPMorgan and the lenders party thereto pursuant to a First Amended and Restated Credit Agreement (“Amended Credit Agreement”).  The Amended Credit Agreement is substantially the same as the previous Credit Agreement, except for certain amendments to, among other things, (i) effectuate the Domestication of the Company from a Curaçao company to a Delaware corporation, (ii) limit the pledge by the Company and each domestic subsidiary of the Company of equity interests in their respective first tier foreign subsidiaries to 65% of the voting interests in such foreign subsidiaries, (iii) limit the guarantee and joint and several obligations of each subsidiary guarantor that is a foreign subsidiary so that such foreign subsidiary guarantors are only providing guarantees, or are jointly and severally obligated, for obligations of other foreign subsidiaries, and (iv) limit the secured obligations that are secured by collateral provided by subsidiary guarantors that are foreign subsidiaries to secured obligations of foreign subsidiaries.

Borrowings under the Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes (including share repurchases, permitted acquisitions and permitted payments of dividends and other distributions). As of December 31, 2018, we have not made any borrowings under the credit facility. For additional information regarding the credit facility, see Note 10 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

We had no borrowings and an unused available line of credit of €5.8 million ($6.7 million and $7.0 million) at December 31, 2018 and 2017, respectively, on our Italian line of credit. This unsecured line of credit provides us the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

Other

For information regarding Contingencies, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Spinal Kinetics Acquisition and Contingent Consideration

As consideration for the Spinal Kinetics acquisition, we agreed to pay an aggregate of $45.0 million in cash, subject to certain adjustments, upon closing plus milestone payments in the future of up to $60.0 million in cash. We closed on the acquisition on April 30, 2018 and paid the $45.0 million of cash, adjusted for certain items, due at close with cash on hand. The milestone payments include (i) up to $15.0 million if the FDA grants approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc. The fair value of the contingent consideration arrangement as of December 31, 2018 was $28.6 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration. Approximately $13.6 million of this liability is included within other current liabilities and $15.0 million is included within other long-term liabilities. For additional discussion of this matter, see Note 3 of the Notes to the Consolidated Financial Statements.

On February 6, 2019, we obtained FDA approval of the M6-C artificial cervical disc for patients suffering from cervical disease degeneration. This approval triggered our payment obligation of $15.0 million of contingent consideration attributable to the  Spinal Kinetics purchase price. We had accrued a liability of $13.6 million within other current liabilities as of December 31, 2018 related to this milestone payment and paid the $15.0 million FDA Milestone payment on February 14, 2019 from cash on hand.

Debt Security

In 2015, we loaned $15.0 million to eNeura, a privately held medical technology company that is developing devices for the treatment of migraines, pursuant to a Convertible Promissory Note (the “eNeura Note”). The eNeura Note accrues interest at 8.0% and will mature on March 4, 2019, with interest due when the eNeura Note matures. The security is collateralized by eNeura’s intellectual property in the event of default or nonpayment.

Currently, we do not expect to collect the complete principal and interest on March 4, 2019 and are in negotiations with eNeura to possibly extend and/or modify other terms of the eNeura Note. Any significant changes to the term of the eNeura Note, including extending the due date, could have a material impact on the fair value of the security. For additional discussion of this matter, see Note 8 of the Notes to the Consolidated Financial Statements.

Unremitted Foreign Earnings

Prior to the Domestication, as an entity incorporated in Curaçao, “foreign earnings” referred to both U.S. and non-U.S. earnings.  As a result of the Domestication, only income sourced outside of the U.S. is considered unremitted foreign earnings. Unremitted foreign earnings decreased from $335.7 million at December 31, 2017 to $50.4 million at December 31, 2018. The substantial decrease is due to the elimination of US accumulated earnings and other impacts as a result of the Domestication. As a result of the 2017 Tax Act, current year earnings have been deemed to be repatriated.  Our investment in foreign subsidiaries continues to be indefinite in nature, however, we may periodically repatriate a portion of these earnings to the extent that we do not incur additional tax liability.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2018:

	Payments Due by Period
(U.S. Dollars, in thousands)	Total	2019	2020 - 2022	2023	2024 and thereafter
Operating leases	$24,922	$3,330	$8,493	$1,727	$11,372
Inventory purchase commitments (1)	66	66	—	—	—
Total (2)(3)	$24,988	$3,396	$8,493	$1,727	$11,372
(1)

We have inventory purchase commitments with third-party manufacturers. Due to the uncertainty of our future purchasing requirements, obligations under these agreements are included in the preceding table at the amount committed through December 31, 2018, all of which are due in 2019.

(2)

As a result of obtaining FDA approval for the M6-C artificial cervical disc on February 6, 2019, we are required to make a $15.0 million payment in 2019 related to the achievement of the FDA milestone, which we paid on February 14, 2019. In addition, we may be required to make additional revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc; however, we are unable to reliably estimate the timing of cash settlement, if any, related to the revenue-based milestone payments.

(3)

We may be required to make payments related to our uncertain tax positions. However, we are unable to reliably estimate the timing of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $28.1 million as of December 31, 2018 have been excluded from the contractual obligations table above. For further information, see Note 19 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Off-balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors. In addition, we do not consider the backlog of firm orders to be material.

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

For revenue derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations and governmental payors, such as Medicare, in connection with the sale of our stimulation products, we recognize revenue when the stimulation product is fitted to and accepted by the patient and all applicable documents that are required by the third-party payor have been obtained. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

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

Commercial revenue is largely related to the sale of our Spinal Implants and Orthofix Extremities products to hospital customers. Commercial revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Stocking distributors purchase our products and then re-sell them directly to customers, such as hospitals. For revenue derived from stocking distributor agreements, prior to the adoption of ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), i.e. for all periods presented prior to January 1, 2018, we recognized revenue once the product was delivered to the end customer (the “sell-through method”). Because we did not have reliable information about when our distributors sold the product through to end customers, we used cash collection from distributors as a basis for revenue recognition under the sell-through method. Additionally, when we sold to these distributors, we considered whether to match the related cost of sales expense with revenue or to recognize expense upon shipment. In making this assessment, we considered the financial viability of our distributors based on their creditworthiness to determine if collectability of amounts sufficient to realize the costs of the products shipped was reasonably assured at the time of shipment to these distributors. In instances where the distributor was determined to be financially viable, we deferred the costs of sales until the revenue was recognized.

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

Allowance for Doubtful Accounts and Contractual Allowances

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. Historical collections, write-offs, and payor reimbursement experience are integral parts of the estimation process related to reserves for doubtful accounts and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for doubtful accounts and contractual allowances. Revisions in allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. Our estimates are periodically tested against actual collection experience. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks; however, a 10% change in our allowance for doubtful accounts as of December 31, 2018 would result in an increase or decrease to sales and marketing expense of $0.7 million. Additionally, we believe our estimate to establish contractual allowances is sufficient to cover customer credit risks; however, a 10% change in our reserve for contractual allowances as of December 31, 2018 would result in an increase or decrease to net sales of $0.6 million. Our allowance for doubtful accounts and estimation of contractual allowances are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, non-GAAP net margin, operating income, net income, and trade accounts receivable.

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

Valuation of Intangible Assets

Our intangible assets are comprised primarily of patents, acquired or developed technology, licensing arrangements, trademarks, and in-process research and development (“IPR&D”). We make significant judgments in relation to the valuation of intangible assets resulting from business combinations or asset acquisitions. Intangible assets acquired in a business combination that are used for IPR&D activities are considered to have indefinite lives until the completeion or abandonment of the associated project. Upon reaching the end of the revelant project, we will either amortize the acquired IPR&D over its estimated useful life or expense the acquired IPR&D should the project be unsuccessful with no future alternative use.

Significant judgment is required related to the forecasting of future operating results within our discounted cash flow valuation models to determine the valuation of intangible assets. Key assumptions include the anticipated useful lives of acquired intangibles, the projected cash flows associated with each intangible asset, the estimated probability of success for acquired IPR&D projects, and projected growth rates and discount rates. It is possible that significant changes in plans or assumptions may affect the recoverability of these assets and could potentially result in impairment.

Goodwill

Our goodwill represents the excess of cost over fair value of net assets acquired from business combinations. The determination of the value of goodwill and intangible assets arising from business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

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

In the fourth quarters of 2018 and 2017, we performed a qualitative assessments for our annual goodwill impairment analysis, which did not result in any impairment charge. This qualitative analysis considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance and relevant entity-specific events. In the fourth quarter of 2016, we performed a quantitative impairment analysis that did not result in an impairment charge.

Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The two most significant items that are recorded at fair value are our eNeura debt security and contingent consideration attributable to the Spinal Kinetics acquisition.

The fair value of the eNeura debt security is based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring us to develop our own assumptions. Some of the more significant unobservable inputs used in the fair value measurement of the eNeura debt security are the estimated likelihood of conversion to equity and the discount rate. Holding other inputs constant, a decrease in our assumption for the likelihood of conversion to equity of 10% would result in an increase in fair value of the debt security of $1.9 million.

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

The contingent consideration consists of potential future milestone payments of up to $60.0 million in cash associated with the Spinal Kinetics acquisition, which must be achieved within five years of the acquisition date to be paid. The milestone payments include (i) up to $15.0 million for meeting the FDA Milestone and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc.

We estimate the fair value of the contingent consideration attributable to the FDA Milestone using a probability-weighted discounted cash flow model. This fair value is based on significant inputs not observable in the market with key assumptions including our estimation of the probability and timing of obtaining FDA approval for the M6-C artificial cervical disc and the discount rate applied. Significant changes in these assumptions could result in a significantly higher or lower fair value. Holding other inputs constant, an increase in our estimate for probability of FDA approval as of December 31, 2018 by 5% would have resulted in an increase in the fair value of the contingent consideration of $0.7 million, whereas a decrease in our estimate of probability of FDA approval by 5% would have resulted in a decrease in the fair value of the contingent consideration of $0.7 million. On February 6, 2019, we obtained FDA approval, triggering our payment obligation of $15.0 million of contingent consideration attributable to the  Spinal Kinetics purchase price.

The Company estimated the fair value of the potential future revenue-based milestone payments using a Monte Carlo simulation. This fair value measurement is based on significant inputs that are unobservable in the market, with key assumptions including the our forecasted future revenues for Spinal Kinetics, the discount rate applied, and assumptions for potential volatility of the forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value. Holding other inputs constant, an increase in our forecasted future revenues by 5% would have resulted in an increase in the fair value of the contingent consideration of $1.8 million, whereas a decrease in our forecasted future revenues by 5% would have resulted in a decrease in the fair value of the contingent consideration by $1.7 million.

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

Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations and cash flows in the period that reserve estimates are recorded or revised. We believe our insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot give any assurance that we will not incur liabilities in excess of recorded reserves or our present insurance coverage. Litigation and contingent liabilities are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including operating income and net income.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we recorded $8.6 million of deferred tax expense in connection with the remeasurement of certain deferred tax assets and liabilities and the zero transition tax on the mandatory deemed repatriation of foreign earnings as a provisional amount and a reasonable estimate at December 31, 2017. Additional work was performed during 2018, including a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. As a result, we recorded $0.6 million of tax benefit in the first quarter of 2018. The U.S. Treasury continues to promulgate proposed, temporary, and final regulations regarding the application the Tax Act. Any future adjustments that result of the application of these tax law changes will be relected in the quarter the guidance is issued.

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

We are exposed to interest rate risk in connection with our Revolving Credit Facility, which bears interest at floating rates based on LIBOR plus an applicable borrowing margin or at a base rate (as defined in the Amended Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As we do not have any balance outstanding associated with the Amended Credit Agreement as of December 31, 2018, this risk is currently minimal.

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

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Brazilian Real, or British Pound. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro, Brazilian Real, or British Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. For the year ended December 31, 2018, we recorded a foreign currency loss of $3.3 million on the statement of income and comprehensive income resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. Dollar at exchange rates that fluctuate during the period. The U.S. Dollar equivalent of international sales denominated in foreign currencies was favorably impacted during the years ended December 31, 2018 and 2017 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against all of the foreign functional currencies for our international operations. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. An analysis was performed to determine the sensitivity of our current year net sales and operating income to changes in foreign currency exchange rates. We determined that if the U.S. Dollar decreased in value by 10% relative to all foreign currencies of our international operations it would result in an increase in net sales of $8.6 million and an increase in operating income of $0.4 million. If the U.S. Dollar increased in value by 10% relative to all foreign currencies of our international operations it would result in a decrease in net sales of $8.6 million and a decrease in operating income of $0.4 million.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

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

In connection with the preparation and filing of this Annual Report, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on the specified criteria. As permitted by the rules of the SEC, the Company’s management excluded Spinal Kinetics from its annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2018, the year of acquisition. As of December 31, 2018, Spinal Kinetics’ financial statements constituted approximately 17% and 21% of our total assets and net assets, respectively, approximately 2% of our revenues and a net loss of $5.8 million for the year ended December 31, 2018.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting, which follows this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix Medical Inc.

Opinion on Internal Control over Financial Reporting

We have audited Orthofix Medical Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orthofix Medical Inc. (formerly Orthofix International N.V.) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Spinal Kinetics, Inc., which is included in the 2018 consolidated financial statements of the Company and constituted approximately 17% and 21% of total and net assets, respectively, as of December 31, 2018 and 2% of revenues and a net loss of $5.8 million for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Spinal Kinetics, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

February 25, 2019

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

We will provide information that is responsive to this Item 13 regarding transactions with related parties and director independence in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and “Director Independence” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

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

2.1

Agreement and Plan of Merger, entered into March 15, 2018, by and among Blackstone Medical, Inc., Summit Development, Inc., and Spinal Kinetics, Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

3.1	Orthofix Medical Inc. Certificate of Incorporation (filed as an exhibit to the Company’s Current Report on Form 8-K dated August 1, 2018 and incorporated herein by reference).

3.2	Orthofix Medical Inc. Bylaws (filed as an exhibit to the Company’s Current Report on Form 8-K dated August 1, 2018 and incorporated herein by reference).

4.1	Form of Stock Certificate (filed as an exhibit to the Company’s Current Report on Form 8-K dated August 1, 2018 and incorporated herein by reference).

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

10.3

Second Amendment to Credit Agreement dated as of December 8, 2017, among Orthofix Holdings, Inc., Victory Medical Limited, and Orthofix International B.V. as borrowers, Orthofix International N.V. and certain subsidiaries of Orthofix International N.V. party thereto as guarantors, the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and JPMorgan Chase, N.A., as administrative agent (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

10.4

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

10.5†

Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.6

Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.7†

Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

10.8†

Amendment No. 3 to Matrix Commercialization Collaboration Agreement, entered into on July 1, 2013 and effective as of June 25, 2013, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2013 and incorporated herein by reference).

10.9

Amendment No. 4 to Matrix Commercialization Collaboration Agreement, entered into on April 1, 2014, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed April 7, 2014 and incorporated herein by reference).

10.10†

Amendment No. 5 to Matrix Commercialization Collaboration Agreement, entered into on March 10, 2016, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed March 14, 2016 and incorporated herein by reference).

10.11†

Amendment No. 6 to Matrix Commercialization Collaboration Agreement, entered into on December 29, 2017, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Annual report on Form 10-K filed February 26, 2018 and incorporated herein by reference).

10.12*	Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan, as Amended.

10.13*	Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan.

10.14

Form of Non-Employee Director Restricted Stock Unit Agreement under the Orthofix International N.V. 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Form 10-Q filed on August 7, 2017 and incorporated herein by reference).

10.15

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

10.22

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

10.24	Employee Inducement Restricted Stock Unit Agreement for Beth Stevenson (filed as an exhibit to the Company’s Form S-8 filed on February 2, 2019 and incorporated herein by reference).

10.25	Inducement Plan for Spinal Kinetics Employees (filed as an exhibit to the Company’s Form S-8 filed on April 30, 2018 and incorporated herein by reference).

10.26	Form of Inducement Grant Non-Qualified Stock Option Agreement (filed as an exhibit to the Company’s Form S-8 filed on April 30, 2018 and incorporated herein by reference).

10.27	Form of Inducement Grant Restricted Stock Agreement (filed as an exhibit to the Company’s Form S-8 filed on April 30, 2018 and incorporated herein by reference).

10.28

Inducement Grant Non-Qualified Stock Option Agreement, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s Current Report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.29	Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.30

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

10.32

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.33

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Doug Rice (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.34

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

10.36

Amended and Restated Employment Contract, dated July 31, 2018 between Orthofix AG and Davide Bianchi (filed as an exhibit to the Company’s Current Report on Form 8-K filed August 6, 2018 and incorporated herein by reference).

10.37

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Bradley V. Niemann (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

Exhibit Number	Description

10.38

Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Kimberley Elting (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.39*	Transition and Retirement Agreement, dated February 25, 2019, between Bradley R. Mason and Orthofix Medical Inc.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Certification of Chief Financial Officer.

101

The following financial statements from Orthofix Medical Inc. on Form 10-K for the year ended December 31, 2018 filed on February 25, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

ORTHOFIX MEDICAL INC.

Dated: February 25, 2019	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer, Director

Dated: February 25, 2019	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRADLEY R. MASON Bradley R. Mason	President and Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2019

/s/ DOUG RICE Doug Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2019

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Chairman of the Board of Directors	February 25, 2019

/s/ LUKE FAULSTICK Luke Faulstick	Director	February 25, 2019

/s/ JAMES HINRICHS James Hinrichs	Director	February 25, 2019

/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov	Director	February 25, 2019

/s/ LILLY MARKS Lilly Marks	Director	February 25, 2019

/s/ MICHAEL E. PAOLUCCI	Director	February 25, 2019
Michael E. Paolucci

/s/ MARIA SAINZ	Director	February 25, 2019
Maria Sainz

/s/ JOHN SICARD	Director	February 25, 2019
John Sicard

ORTHOFIX MEDICAL INC.

Statement of Management’s Responsibility for Financial Statements

To the Shareholders of Orthofix Medical Inc.:

Management is responsible for the preparation of the consolidated financial statements and related information that are presented in this Annual Report. The consolidated financial statements, which include amounts based on management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States. Other financial information in the report to shareholders is consistent with that in the consolidated financial statements.

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

The Company engaged Ernst & Young LLP, independent registered public accountants, to audit and render an opinion on the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). These standards include an assessment of the systems of internal controls and test of transactions to the extent considered necessary by them to support their opinion.

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

ORTHOFIX MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orthofix Medical Inc. (formerly Orthofix International N.V.) (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company changed its methods of accounting for 1) recognition of revenue from contracts with customers in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, 2) measurement of equity investments at fair value and the recognition of any changes in fair value in 2018 due to the adoption of ASU No. 2016-01, Financial Instruments and ASU 2018-03, Technical Connections and Improvements to Financial Instruments, 3) intra-entity transfers of assets in 2018 and 2017 due to the adoption of ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, and 4) classification and presentation of restricted cash, including transfers between cash and restricted cash, on the statement of cash flows in 2018 and 2017 due to the adoption of ASU No. 2016-18, Statement of Cash Flows: Restricted Cash.

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

Dallas, Texas

February 25, 2019

ORTHOFIX MEDICAL INC.

Consolidated Balance Sheets as of December 31, 2018 and 2017

(U.S. Dollars, in thousands except share and per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$69,623	$81,157
Restricted cash	2,566	—
Trade accounts receivable, less allowances of $7,463 and $8,405 at December 31, 2018 and 2017, respectively	77,747	63,437
Inventories	76,847	81,330
Prepaid expenses and other current assets	17,856	25,877
Total current assets	244,639	251,801
Property, plant and equipment, net	42,835	45,139
Patents and other intangible assets, net	51,897	10,461
Goodwill	72,401	53,565
Deferred income taxes	33,228	23,315
Other long-term assets	21,641	21,073
Total assets	$466,641	$405,354
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$17,989	$18,111
Other current liabilities	67,919	61,295
Total current liabilities	85,908	79,406
Other long-term liabilities	45,336	29,340
Total liabilities	131,244	108,746
Contingencies (Note 13)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,579,688 and 18,278,833 issued and outstanding as of December 31, 2018 and 2017, respectively	1,858	1,828
Additional paid-in capital	243,165	220,591
Retained earnings	87,078	70,402
Accumulated other comprehensive income	3,296	3,787
Total shareholders’ equity	335,397	296,608
Total liabilities and shareholders’ equity	$466,641	$405,354

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2018, 2017 and 2016

(U.S. Dollars, in thousands, except share and per share data)	2018	2017	2016
Net sales	$453,042	$433,823	$409,788
Cost of sales	96,628	93,037	87,853
Gross profit	356,414	340,786	321,935
Sales and marketing	205,527	198,370	181,287
General and administrative	84,506	71,905	76,409
Research and development	33,218	29,700	28,803
Changes in fair value of contingent consideration	3,069	—	—
Charges related to U.S. Government resolutions (Note 13)	—	—	14,369
Operating income	30,094	40,811	21,067
Interest income (expense), net	(828)	(416)	763
Other expense, net	(6,381)	(4,004)	(2,806)
Income before income taxes	22,885	36,391	19,024
Income tax expense	(9,074)	(29,100)	(15,527)
Net income from continuing operations	13,811	7,291	3,497
Discontinued operations (Note 13)
Loss from discontinued operations	—	(1,759)	(638)
Income tax benefit	—	691	197
Net loss from discontinued operations	—	(1,068)	(441)
Net income	$13,811	$6,223	$3,056
Net income per common share—basic
Net income from continuing operations	$0.73	$0.40	$0.19
Net loss from discontinued operations	—	(0.06)	(0.02)
Net income per common share—basic	$0.73	$0.34	$0.17
Net income per common share—diluted
Net income from continuing operations	$0.72	$0.39	$0.19
Net loss from discontinued operations	—	(0.05)	(0.02)
Net income per common share—diluted	$0.72	$0.34	$0.17
Weighted average number of common shares:
Basic	18,494,002	18,117,405	18,144,019
Diluted	18,911,610	18,498,745	18,463,161

Other comprehensive income (loss), before tax
Unrealized gain (loss) on derivative instrument	—	—	(360)
Unrealized gain (loss) on debt security	1,770	3,830	(1,744)
Reclassification adjustment for loss on debt security in net income	—	5,585	2,727
Currency translation adjustment	(1,823)	4,552	(726)
Other comprehensive income (loss) before tax	(53)	13,967	(103)
Income tax expense related to items of other comprehensive income (loss)	(438)	(3,600)	(245)
Other comprehensive income (loss), net of tax	(491)	10,367	(348)
Comprehensive income	$13,320	$16,590	$2,708

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2018, 2017 and 2016

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2015	18,659,696	$1,866	$232,126	$62,551	$(6,232)	$290,311
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	2,032	(1,428)	—	604
Net income	—	—	—	3,056	—	3,056
Other comprehensive loss, net of tax	—	—	—	—	(348)	(348)
Share-based compensation	—	—	15,966	—	—	15,966
Common shares issued	713,140	71	17,242	—	—	17,313
Retirement of repurchased common stock	(1,544,681)	(154)	(63,271)	—	—	(63,425)
At December 31, 2016	17,828,155	$1,783	$204,095	$64,179	$(6,580)	$263,477
Net income	—	—	—	6,223	—	6,223
Other comprehensive income, net of tax	—	—	—	—	10,367	10,367
Share-based compensation	—	—	12,557	—	—	12,557
Common shares issued	450,678	45	3,939	—	—	3,984
At December 31, 2017	18,278,833	$1,828	$220,591	$70,402	$3,787	$296,608
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	4,761	—	4,761
Cumulative effect adjustment from adoption of ASU 2016-16	—	—	—	(1,896)	—	(1,896)
Net income	—	—	—	13,811	—	13,811
Other comprehensive loss, net of tax	—	—	—	—	(491)	(491)
Share-based compensation	—	—	18,930	—	—	18,930
Common shares issued	300,855	30	3,644	—	—	3,674
At December 31, 2018	18,579,688	$1,858	$243,165	$87,078	$3,296	$335,397

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

(U.S. Dollars, in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$13,811	$6,223	$3,056
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	18,659	20,124	20,841
Amortization of debt costs and other assets	1,024	1,712	1,569
Provision for doubtful accounts	(599)	1,639	1,117
Deferred income taxes	(2,661)	21,286	10,460
Share-based compensation	18,930	12,557	15,966
Other-than-temporary impairment on debt securities	—	5,585	2,727
Loss on valuation of equity securities	3,050	—	—
Change in fair value of contingent consideration	3,069	—	—
Other	1,633	1,398	1,061
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(3,706)	(6,562)	392
Inventories	9,698	(15,645)	(5,284)
Prepaid expenses and other current assets	(1,127)	(6,352)	701
Trade accounts payable	(170)	2,324	(1,771)
Other current liabilities	(7,563)	(11,412)	6,537
Other long-term assets and liabilities	(4,130)	6,095	1,704
Net cash from operating activities	49,918	38,972	59,076
Cash flows from investing activities
Acquisition of business, net of cash acquired	(44,294)	—	—
Capital expenditures for property, plant and equipment	(13,592)	(14,665)	(16,432)
Capital expenditures for intangible assets	(1,664)	(2,283)	(1,902)
Asset acquisitions and other investments	(1,448)	—	—
Other investing activities	—	474	(3,613)
Net cash from investing activities	(60,998)	(16,474)	(21,947)
Cash flows from financing activities
Proceeds from issuance of common shares	7,100	7,783	19,720
Payments related to withholdings for share-based compensation	(3,425)	(3,800)	(2,407)
Payment of debt issuance costs and other financing activities	(682)	(445)	—
Repurchase and retirement of common shares	—	—	(63,425)
Net cash from financing activities	2,993	3,538	(46,112)
Effect of exchange rate changes on cash and restricted cash	(881)	1,180	(739)
Net change in cash, cash equivalents, and restricted cash	(8,968)	27,216	(9,722)
Cash, cash equivalents, and restricted cash at the beginning of the year	81,157	53,941	63,663
Cash, cash equivalents, and restricted cash at the end of the year	$72,189	$81,157	$53,941

Components of cash, cash equivalents, and restricted cash at the end of the year
Cash and cash equivalents	$69,623	$81,157	$39,572
Restricted cash	2,566	—	14,369
Cash, cash equivalents, and restricted cash at the end of the year	$72,189	$81,157	$53,941

Supplemental disclosure of cash flow information:
Noncash investing activities:
Purchase of intangible assets	$2,015	$—	$—
Contingent consideration recognized at acquisition date	25,491	—	—

 The accompanying notes form an integral part of these consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Consolidated Financial Statements

Business and basis of consolidation

Orthofix Medical Inc. (previously Orthofix International N.V.) and its subsidiaries (the “Company”) is a global medical device company focused on musculoskeletal products and therapies. The Company’s mission is to improve patients’ lives by providing superior reconstruction and regenerative musculoskeletal solutions to physicians worldwide. Headquartered in Lewisville, Texas, the Company has four reporting segments: Bone Growth Therapies (formerly referred to as BioStim), Spinal Implants (formerly referred to as Spine Fixation), Biologics, and Orthofix Extremities (formerly referred to as Extremity Fixation). Orthofix products are widely distributed via the Company's sales representatives and distributors.

On July 31, 2018, the Company completed a change in its jurisdiction of organization from Curaçao to the State of Delaware (the “Domestication”) in accordance with the conversion procedures of Articles 304 and 305 of Book 2 of the Curaçao Civil Code and the domestication procedures of Section 388 of Delaware General Corporation Law. The Company’s shareholders approved and authorized the Domestication at the Company’s 2018 Annual General Meeting of Shareholders held on July 17, 2018 (the “Annual General Meeting”) by the affirmative vote of shareholders representing an absolute majority of the outstanding common shares of the Company as of the record date for the Annual General Meeting.

Upon the effectiveness of the Domestication, each common share of Orthofix International N.V. was automatically converted into one share of common stock of Orthofix Medical Inc. This transaction was accounted for as a transfer of assets and liabilities between entities under common control similar to a pooling of interest. As a result, the assets and liabilities were carried forward at their historical carrying amounts. The Company’s common stock continues to be traded on the Nasdaq Global Select Market under the symbol “OFIX.”

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

1.	Significant accounting policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to contractual allowances, doubtful accounts, inventories, goodwill, fair value measurements, litigation and contingent liabilities, income taxes, and share-based compensation. We base our estimates on historical experience, future expectations and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Information on our accounting policies and methods used in the preparation of our consolidated financial statements are included, where applicable, in their respective footnotes that follow.

Significant Accounting Policy	Footnote Reference
Recently adopted accounting standards and recently issued accounting pronouncements	2
Acquisition of Spinal Kinetics, Inc.	3
Inventories	4
Property, plant and equipment	5
Patents and other intangible assets	6
Goodwill	7
Investments	8
Long-term debt	10
Fair value measurements	11
Commitments	12
Contingencies	13
Shareholders' equity	14
Revenue recognition and accounts receivable	15
Business segment information	16
Share-based compensation	17
Defined contribution plans and deferred compensation	18
Income taxes	19
Earnings per share	20

The following is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Prior period reclassifications

Amounts previously reported in the consolidated statements of income and comprehensive income as SEC / FCPA matters and related costs have been reclassified to general and administrative expenses to conform with current period presentation, resulting in a decrease of general and administrative expense of $2.5 million for the year ended December 31, 2017 and an increase in general and administrative expense of $2.0 million for the year ended December 31, 2016.

Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, the Company seeks to balance its non-U.S. Dollar denominated income and expenditures.

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. Dollars at year end exchange rates and revenue and expense items are translated at weighted average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income component of shareholders’ equity. Transactional foreign currency gains and losses, including those generated from intercompany operations, are included in other expense, net and were a loss of $3.3 million, gain of $1.9 million, and loss of less than $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Financial instruments and concentration of credit risk

Financial instruments that could subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Generally, cash is held at large financial institutions and cash equivalents consist of highly liquid money market funds. The Company performs ongoing credit evaluations of customers, generally does not require collateral, and maintains a reserve for potential credit losses. The Company believes that a concentration of credit risk related to the accounts receivable is limited because customers are geographically dispersed and end users are diversified across several industries.

Net sales to our customers based in Europe were approximately $69 million in 2018, which results in a substantial portion of our trade accounts receivable balance as of December 31, 2018. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions these distributors operate, or other factors, could affect the future realization of these accounts receivable balances.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

In 2018, restricted cash related to a court order affecting the Company’s local bank accounts for its office in São Paulo, Brazil, as part of an investigation of more than 30 companies, which resulted in the freezing of approximately $2.6 million of the Company’s cash. As such, the Company reclassified this cash balance to restricted cash. Refer to Note 13 for further discussion of this matter.

Research and development costs, including in-process research and development (“IPR&D”) costs

Expenditures related to the collaborative arrangement with MTF Biologics (“MTF”) are expensed based on the terms of the related agreement. No expenditures were incurred for the year ended December 31, 2018 under the collaborative arrangement with MTF and expenditures totaled $0.9 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.  Expenditures for research and development are expensed as incurred.

As part of the Spinal Kinetics Inc. acquisition in 2018, the Company recognized $26.8 million of IPR&D costs within patents and other intangible assets, net and recorded additional costs to further develop this acquired IPR&D . See Note 3 for further details.

Acquired IPR&D represents the fair value assigned to acquired research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenues from the projects and discounting the net cash flows to present value. The revenues and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing the asset. Additionally, the estimated revenues consider the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the project and uncertainties in the economic estimates used in the projections. Any future costs to further develop the IPR&D subsequent to acquisition are recorded to research and development expense as incurred. See Note 6 for additional policy discussion related to amortization and impairment testing for IPR&D.
2.	Recently adopted accounting standards and recently issued accounting pronouncements

Adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Accounting Standards Codification (“ASC”) 606 as of January 1, 2018 using the modified retrospective transition method. Results for prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under the previous revenue recognition standard, Topic 605. See Note 15 for further details.

Adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10)

In January 2016, the FASB issued ASU 2016-01, which was then further clarified in ASU 2018-03, in February 2018. This guidance requires entities to generally measure equity investments at fair value and recognize any changes in fair value in net income. However, for certain equity investments that do not have readily determinable fair values, the new guidance allows companies to measure these investments using a new measurement alternative, which values the investments at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company prospectively adopted both ASU 2016-01 and ASU 2018-03 during the first quarter of 2018 now uses the new measurement alternative for the Company’s equity investments in Bone Biologics, Inc. (“Bone Biologics”), which have historically been held at cost. This resulted in an increase in the previously recorded value of the Company’s equity investments in Bone Biologics, which was recorded within other current assets or other long-term assets and other income, of $1.6 million, or $0.09 per share before taxes, during the three months ended March 31, 2018. During the three months ended September 30, 2018, Bone Biologics completed a series of equity financing activities, which provided a new observable price change in an orderly transaction. As a result, the Company determined its investment to be impaired and recorded a charge of $4.4 million in other expense, net, during the third quarter of 2018. See Note 11 for further details.

Adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which reduces diversity in practice of accounting for intra-entity transfers of assets, particularly for intra-entity transfers of intellectual property. The new standard states an entity should recognize the income tax consequences of an intra-entity transfer when the transfer occurs, as opposed to historical U.S. GAAP guidance which prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. During the third and fourth quarters of 2017, the Company executed two intra-entity asset transfers that resulted in prepaid income taxes of $8.6 million. The Company adopted this new standard using a modified retrospective approach as of January 1, 2018, which resulted in a reduction of prepaid income taxes of $8.6 million and an increase in deferred tax assets of $6.7 million, with these changes offset by an adjustment to the Company's retained earnings of $1.9 million. Adoption of this guidance did not have a material impact to the Company’s consolidated statements of income and comprehensive income or to its consolidated statements of cash flows.

Adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which reduces diversity in classification and presentation of restricted cash, including transfers between cash and restricted cash, on the statement of cash flows. The Company adopted this standard as of January 1, 2018 using a retrospective transition approach. Adoption of this ASU resulted in an increase in net cash from operating activities of $2.5 million for the year ended December 31, 2018, a decrease in net cash from operating activities of $14.4 million for the year ended December 31, 2017, and an increase in net cash from operating activities of $14.4 million for the year ended December 31, 2016.

Adoption of ASU 2017-01, Business Combinations (Topic 805)

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business. This amendment states that when substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, that the set of assets acquired is not a business, which will likely result in more acquisitions being accounted for as asset acquisitions rather than business combinations. Based upon this guidance, which the Company adopted as of January 1, 2018, the Company accounted for certain transactions during 2018 totaling $3.4 million as asset acquisitions, recognized within patents and other intangible assets, net, rather than business combinations, as the sets of assets acquired did not meet the definition of a business.

Recently issued accounting standards

Topic	Description of Guidance	Effective Date	Status of Company's Evaluation
Leases (ASU 2016-02 and other related updates)

Requires a lessee to recognize lease assets and lease liabilities for leases classified as operating leases. Applied using a modified retrospective approach. An entity can choose to apply the provisions at the beginning of the earliest comparative period presented in the financial statements or at the beginning of the period of adoption. The Company expects to apply the provisions at the beginning of the period of adoption, January 1, 2019.

January 1, 2019

The Company established a cross-functional implementation team to analyze the impact of the standard on the Company's population of leases and to evaluate the Company's current accounting policies relating to leases. The Company has evaluated the impact of this ASU, which will result in current operating leases being reflected on the consolidated balance sheet. The Company expects to recognize lease assets and lease liabilities of approximately $20 million as of January 1, 2019. The Company does not expect material impacts to its consolidated statements of income and comprehensive income or to the consolidated statements of cash flows. Additionally, this guidance will materially change the Company's disclosures, requiring the Company to provide users more quantitative and qualitative information about the Company's leases, any significant judgments required in applying the ASU, and amounts recognized within the consolidated financial statements related to the Company's leases.

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

		January 1, 2019	The Company anticipates adopting this ASU on January 1, 2019. The adoption will result in an increase to accumulated other comprehensive income and a decrease in retained earnings of $0.9 million.
Fair value measurement (ASU 2018-13)

Eliminates certain disclosures, such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. Certain of the provisions are to be applied retrospectively with other provisions  applied prospectively.

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

	January 1, 2020	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

3.	Acquisition of Spinal Kinetics, Inc.

On March 15, 2018, the Company entered into a definitive merger agreement (the “Merger Agreement”) to acquire 100% of the outstanding stock of Spinal Kinetics Inc. (“Spinal Kinetics”), a privately held developer and manufacturer of artificial cervical and lumbar discs, to strengthen the Company’s product portfolio and fill a strategic gap in the Spinal Implants business. On April 30, 2018 (the “Acquisition Date”), the Company completed the acquisition and all outstanding shares of Spinal Kinetics’ capital stock were converted into the right to receive at the closing an aggregate of $45.0 million in net cash, subject to certain adjustments, plus potential milestone payments of up to $60.0 million in cash. The Company made the closing payments from cash on hand on April 30, 2018.

The fair value of the consideration transferred was $76.6 million, which consisted of the following:

(U.S. Dollars, in thousands)	As of April 30, 2018	Adjustments	As of December 31, 2018
Fair value of consideration transferred
Cash paid	$50,564	$545	$51,109
Contingent consideration	25,491	—	25,491
Total fair value of consideration transferred	$76,055	$545	$76,600

The contingent consideration consists of potential future milestone payments of up to $60.0 million in cash. The milestone payments include (i) up to $15.0 million if the U.S. Food and Drug Administration (the “FDA”) grants approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc. Milestones must be achieved within five years of the Acquisition Date to trigger applicable payments. The fair value of the contingent consideration arrangement at the Acquisition Date was $25.5 million and increased to $28.6 million as of December 31, 2018; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration. The increase in fair value of $3.1 million was recorded in changes in fair value of contingent consideration. For additional discussion regarding the valuation of the contingent consideration, see Note 11.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed. A final determination of the allocation of the purchase price to assets acquired and liabilities assumed has not been made and the following should be considered preliminary. The final determination is subject to completion of the Company’s valuation of the acquired deferred income taxes and tax attributes, including net operating loss carryforwards, which is expected to be completed within one year from the Acquisition Date.

(U.S. Dollars, in thousands)	As of April 30, 2018	Adjustments	As of December 31, 2018	Assigned Useful Life
Assets acquired
Cash and cash equivalents	$6,785	$—	$6,785
Restricted cash	30	—	30
Accounts receivable	1,705	—	1,705
Inventories	8,175	—	8,175
Prepaid expenses and other current assets	315	—	315
Property, plant and equipment	2,285	—	2,285
Other long-term assets	320	—	320
Developed technology	12,400	—	12,400	10 years
In-process research and development ("IPR&D")	26,800	—	26,800	Indefinite
Tradename	100	—	100	2 years
Deferred income taxes	3,483	(1,109)	2,374
Total identifiable assets acquired	$62,398	$(1,109)	$61,289

Liabilities assumed
Accounts payable	$351	$—	$351
Other current liabilities	2,873	—	2,873
Other long-term liabilities	301	—	301
Total liabilities assumed	3,525	—	3,525
Goodwill	17,182	1,654	18,836
Total fair value of consideration transferred	$76,055	$545	$76,600

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Spinal Kinetics.  As a result, the Company recorded goodwill in connection with the acquisition. Specifically, the goodwill includes the assembled workforce and synergies associated with the combined entity and is not expected to be deductible for tax purposes. The $18.8 million of goodwill recognized was assigned to the Spinal Implants reporting segment.

The IPR&D intangible asset is considered an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition, this asset is not amortized but, instead, is subject to impairment review and testing provisions. Upon completion of the IPR&D project, which occurred on February 6, 2019, the Company began to amortize this intangible.

The Company recognized $3.3 million and $0.8 million of acquisition related costs that were expensed during the years ended December 31, 2018 and 2017, respectively. These costs are included in the consolidated statements of income and comprehensive income within general and administrative expenses. The results of operations for Spinal Kinetics have been included in the Company’s financial results since the Acquisition Date and included $8.7 million of revenue and a net loss of $5.8 million for the year ended December 31, 2018 in the consolidated statement of income and comprehensive income.

The following table presents the unaudited pro forma results for the years ended December 31, 2018 and 2017, which combines the historical results of operations of the Company and Spinal Kinetics as though the companies had been combined as of January 1, 2017. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time.

(U.S. Dollars, in thousands)	2018	2017
	(unaudited)	(unaudited)
Net sales	$457,960	$448,277
Net income (loss) from continuing operations	16,157	(1,492)

4.	Inventories

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

Work-in-process, finished products, field inventory and consignment inventory include material, labor and production overhead costs. Field inventory represents immediately saleable finished products inventory that is in the possession of the Company’s independent sales representatives or located at third party customers, such as distributors and hospitals.

Prior to the adoption of ASU 2014-09, or for all periods presented prior to January 1, 2018, deferred cost of sales resulted from certain transactions where the Company had shipped product or performed services for which all revenue recognition criteria had not yet been met. Once all revenue recognition criteria had been met, the revenue and associated cost of sales were recognized. Subsequent to the adoption of ASU 2014-09, the Company no longer has transactions which result in the recognition of deferred cost of sales. See Notes 2 and 15 for further discussion of the Company’s adoption of ASU 2014-09.

	December 31,
(U.S. Dollars, in thousands)	2018	2017
Raw materials	$8,463	$6,067
Work-in-process	13,478	12,487
Finished products	18,244	11,244
Field / consignment inventory	36,662	49,197
Deferred cost of sales	—	2,335
Inventories	$76,847	$81,330

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

5.	Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation, or when acquired as part of a business combination, at estimated fair value. Costs include all expenditures necessary to place the asset in service, generally including freight and sales and use taxes. Property, plant and equipment includes instrumentation held by customers, which is generally used to facilitate the implantation of the Company’s products. The useful lives of these assets are as follows:

Years
Buildings	25 to 33
Plant and equipment	1 to 10
Instrumentation	3 to 4
Computer software	3 to 7
Furniture and fixtures	4 to 8

The Company evaluates the useful lives of these assets on an annual basis. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. Total depreciation expense was  $15.9 million, $18.3 million and $19.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	December 31,
(U.S. Dollars, in thousands)	2018	2017
Cost
Buildings	$3,746	$3,725
Plant and equipment	45,744	47,588
Instrumentation	75,542	75,818
Computer software	47,322	48,604
Furniture and fixtures	6,599	7,605
Construction in progress	2,909	769
	181,862	184,109
Accumulated depreciation	(139,027)	(138,970)
Property, plant and equipment, net	$42,835	$45,139

The Company capitalizes system development costs related to its internal use software during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have occurred that would indicate impairment. For purposes of the evaluation, the Company groups its long-lived assets with other assets and liabilities at the lowest level of identifiable cash flows if the asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, the Company will write the carrying value down to the fair value in the period identified.

The Company generally determines fair value of long-lived assets as the present value of estimated future cash flows. In determining the estimated future cash flows associated with the assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset group. The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment.

6.	Patents and other intangible assets

Patents and other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets are amortized on a straight-line basis over the useful lives of the assets.

		December 31,
(U.S. Dollars, in thousands)	Weighted Average Amortization Period	2018	2017
Cost
Patents	10 years	$39,085	$38,621
Developed technology	10 years	12,400	—
IPR&D	Indefinite	26,800	—
License and other	7 years	14,654	10,276
Trademarks—finite lived	9 years	840	533
	9 years	93,779	49,430
Accumulated amortization
Patents		$(35,016)	$(34,151)
Developed technology		(827)	—
IPR&D		—	—
License and other		(5,744)	(4,625)
Trademarks—finite lived		(295)	(193)
		(41,882)	(38,969)
Patents and other intangible assets, net		$51,897	$10,461

Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.

In February 2019, the Company obtained FDA approval of the M6-C artificial cervical disc. As such, amortization of the IPR&D intangible asset attributable to these research and development activities will commence starting in February 2019, for which the Company expects to use a 10 year amortization period.

Amortization expense for intangible assets was $2.7 million, $1.8 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future amortization expense for intangible assets, including IPR&D, is estimated as follows:

(U.S. Dollars, in thousands)	Amortization
2019	$6,604
2020	6,205
2021	6,146
2022	6,138
2023	5,495
Thereafter	21,309
Total	$51,897

7.	Goodwill

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

At the beginning of the fourth quarters of 2018 and 2017, the Company performed a qualitative assessment for its annual goodwill impairment analysis, which did not result in impairment. This qualitative analysis considers all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events.

The following table presents the net carrying value of goodwill, and a rollforward of such balances from December 31, 2017, by reportable segment:

(U.S. Dollars, in thousands)	December 31, 2017	Spinal Kinetics Acquisition	December 31, 2018
Bone Growth Therapies	$42,678	$—	$42,678
Spinal Implants	—	18,836	18,836
Biologics	10,887	—	10,887
Orthofix Extremities	—	—	—
Goodwill	$53,565	$18,836	$72,401

8.	Investments

Debt security

On March 4, 2015, the Company entered into an Option Agreement (the “Option Agreement”) with eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The Option Agreement provided the Company with an exclusive option to acquire eNeura (the “Option”) during the 18-month period following the grant of the Option, which expired in September 2016 without the Company exercising the option. In consideration for the Option, (i) the Company paid a non-refundable $0.3 million fee to eNeura, and (ii) the Company loaned eNeura $15.0 million pursuant to a Convertible Promissory Note (the “eNeura Note”) that was issued to the Company. The principal amount of the eNeura Note is $15.0 million and interest accrues at 8.0%. The eNeura Note will mature on March 4, 2019 and interest is due when the eNeura Note matures, provided that if a change in control of eNeura (generally defined as a third party acquisition of fifty percent or more of eNeura’s voting equity or all or substantially all of eNeura’s assets) occurs prior to the maturity date, the eNeura Note will automatically convert into preferred stock of eNeura at a fixed price equal to $7.30 per share. The investment is recorded in other long-term assets as an available for sale debt security at fair value and interest is recorded in interest income; however, the Company discontinued recognition of interest income on the eNeura Note in the first quarter of 2017. The eNeura Note is collateralized by eNeura’s intellectual property in the event of default or nonpayment. In the event the Company were to obtain eNeura’s intellectual property, the Company believes the value of such intellectual property equals or exceeds the value of the eNeura Note. Refer to Note 11 for additional discussion regarding the valuation of this debt security.

Currently, the Company does not expect to collect the complete principal and interest on March 4, 2019 and is in negotiations with eNeura to possibly extend and/or modify other terms of the eNeura Note. Any significant changes to the term of the eNeura Note, including extending the due date, could have a material impact on the fair value of the security.

Equity investment and warrants

As of December 31, 2018, the Company holds common stock of Bone Biologics and warrants to purchase approximately 13 thousand shares at a weighted average exercise price of $14.32 per share (after adjusting the shares and exercise price for a reverse stock split executed by Bone Biologics in 2018). Under the terms of the warrant purchase agreements, the warrants to purchase common stock in Bone Biologics are exercisable over a seven year period, which expires in 2020, and are transferable by the holder to other parties. These instruments are recorded within other long-term assets.

Prior to 2018, these instruments were accounted for at cost as the fair value of these instruments was not readily determinable. Effective January 1, 2018, the Company is required to measure these equity investments at fair value and recognize any changes in fair value in net income as a result of adopting ASU 2016-01 (see Note 2). Under this guidance, the Company has elected to account for these investments using a new measurement alternative, which values the investments at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During the first quarter of 2018, the Company purchased an additional 25,000 shares of Bone Biologics common stock, after giving effect to a reverse stock split by Bone Biolgics subsequent to the purchase, for $0.5 million. During the three months ended September 30, 2018, Bone Biologics executed a series of equity financing activities which significantly diluted the Company’s ownership interest in the outstanding stock. After considering the new observable prices in these equity financing activities, and after giving consideration to other matters disclosed by Bone Biologics, the Company determined this investment was impaired and recorded an impairment charge of $4.4 million relating to its investments in Bone Biologics. These changes are included in other  expense, net. Refer to Note 11 for additional discussion regarding the valuation of this investment.

9.	Other current liabilities

	December 31,
(U.S. Dollars, in thousands)	2018	2017
Accrued expenses	$6,206	$6,984
Salaries, bonuses, commissions and related taxes payable	21,608	24,635
Accrued distributor commissions	10,073	9,192
Accrued legal and settlement expenses	4,196	7,673
Contingent consideration liability	13,600	—
Non-income taxes payable	3,638	3,180
Other payables	8,598	9,631
Other current liabilities	$67,919	$61,295

Orthofix Extremities restructuring plan

In December 2016, the Company approved and initiated a planned restructuring, which primarily affects the Orthofix Extremities reporting segment, to streamline costs, improve operational performance, and wind down a non-core business. The Orthofix Extremities restructuring plan consisted of primarily severance charges, professional fees and the write-down of certain assets. The Company incurred total pre-tax expense of approximately $3.2 million in connection with this restructuring activity, largely within cost of sales and operating expenses. In 2016, the Company incurred expenses of $2.0 million, including $0.4 million of inventory write-down charges, and made payments of $0.1 million, resulting in an accrual of $1.5 million as of December 31, 2016. In 2017, the Company incurred costs of $1.3 million and made payments of $2.1 million, resulting in an accrual of $0.7 million as of December 31, 2017. In 2018, the Company made adjustments of $0.1 million to decrease the accrual and payments of $0.5 million, resulting in a remaining accrual of $0.1 million as of December 31, 2018 within other current liabilities.

U.S. restructuring plan

In September 2017, the Company approved and executed an additional restructuring plan, which primarily affected the entity’s corporate shared services in the U.S. to streamline costs and to improve operational performance. The U.S. restructuring plan consisted primarily of severance charges. The Company incurred total pre-tax expense of approximately $1.7 million in connection with this restructuring activity, all of which was recognized in 2017, within cost of sales and operating expenses. Payments were made in 2017 of $0.6 million, resulting in an accrual of $1.1 million as of December 31, 2017 in other current liabilities related to the planned restructuring and made further payments of $1.1 million in 2018 to complete the U.S. restructuring plan.

10.	Long-term debt

On August 31, 2015, the Company, through its subsidiaries Orthofix Holdings, Inc. and Victory Medical Limited (collectively the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase, N.A., as Administrative Agent, and certain lenders party thereto. The Credit Agreement provides for a five year $125 million secured revolving credit facility (the “Facility”). The Credit Agreement has a maturity date of August 31, 2020. As of December 31, 2018, the Company has no borrowings outstanding under the Credit Agreement.

Borrowings under the Credit Agreement may be used for, among other things, working capital and other general corporate purposes (including share repurchases, permitted acquisitions and permitted payments of dividends and other distributions) of the Company and certain of its subsidiaries.  The Facility is generally available in U.S. Dollars with up to $50 million of the Facility also available to be borrowed in Euros and British Pounds (together with U.S. Dollars, the “Agreed Currencies”).  The Credit Agreement further permits up to $25 million of the Facility to be utilized for the issuance of letters of credit in the Agreed Currencies.  The Borrowers have the ability to increase the amount of the Facility by an aggregate amount of up to $50 million (which increase may take the form of one or more increases to the revolving credit commitments and/or the issuance of one or more new Term A loans) upon satisfaction of certain conditions precedent and receipt of additional commitments by one or more existing or new lenders.

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

In addition, the Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0.  The Company is in compliance with all required financial covenants as of December 31, 2018. The Credit Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

In conjunction with obtaining the Facility, the Company incurred debt issuance costs of $1.8 million which are being amortized over the life of the Facility. The debt issuance costs are included in other long-term assets, net of accumulated amortization. As of December 31, 2018 and 2017, debt issuance costs, net of accumulated amortization, were $0.6 million and $1.0 million, respectively. Debt issuance costs amortized or expensed related to the Facility and the Amendment totaled $0.4 million, $1.0 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

On December 8, 2017, the Company amended the Credit Agreement to add the Company’s subsidiary, Orthofix International B.V., as a Borrower, Guarantor, and a loan party. In addition, two of the Company’s subsidiaries, Orthofix Limited and Orthofix II B.V. were also added as Guarantors and loan parties.

On July 31, 2018, the Company amended and restated the Credit Agreement pursuant to a First Amended and Restated Credit Agreement (“Amended Credit Agreement”).  The Amended Credit Agreement is substantially the same as the previous Credit Agreement, except for certain amendments to, among other things, (i) effectuate the Domestication of the Company from a Curaçao company to a Delaware corporation, (ii) limit the pledge by the Company and each domestic subsidiary of the Company of equity interests in their respective first tier foreign subsidiaries to 65% of the voting interests in such foreign subsidiaries, (iii) limit the guarantee and joint and several obligations of each subsidiary guarantor that is a foreign subsidiary so that such foreign subsidiary guarantors are only providing guarantees, or are jointly and severally obligated, for obligations of other foreign subsidiaries, and (iv) limit the secured obligations that are secured by collateral provided by subsidiary guarantors that are foreign subsidiaries to secured obligations of foreign subsidiaries.

The Company has an unused available line of credit of €5.8 million ($6.7 million and $7.0 million) at December 31, 2018 and 2017, respectively, in its Italian line of credit. This unsecured line of credit provides the Company the option to borrow amounts in Italy at interest rates determined at the time of borrowing.

The Company paid cash related to interest of $0.8 million, $0.8 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

11.	Fair value measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Non-financial assets and liabilities of the Company measured at fair value include any long-lived assets that are impaired in a currently reported period or equity securities measured at observable prices in orderly transactions. The authoritative guidance also describes three levels of inputs that may be used to measure fair value:

Level 1:	quoted prices in active markets for identical assets and liabilities

Level 2:	observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The Company’s financial instruments include cash equivalents, restricted cash, collective trust funds, treasury securities, trade accounts receivable, accounts payable, long-term secured debt, equity warrants, equity securities, available for sale debt securities, contingent consideration and deferred compensation plan liabilities. The carrying value of cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s credit facilities carry a floating rate of interest, and therefore, the carrying value of long-term debt is considered to approximate the fair value.

The Company’s collective trust funds, treasury securities, equity warrants, equity securities, debt security, contingent consideration, and deferred compensation plan liabilities are the only financial instruments recorded at fair value on a recurring basis as follows:

(U.S. Dollars, in thousands)	Balance December 31, 2018	Level 1	Level 2	Level 3
Assets
Treasury securities	$490	$490	$—	$—
Equity warrants	—	—	—	—
Equity securities	219	—	219	—
Debt security	17,820	—	—	17,820
Total	$18,529	$490	$219	$17,820
Liabilities
Contingent consideration	$(28,560)	$—	$—	$(28,560)
Deferred compensation plan	(1,275)	—	(1,275)	—
Total	$(29,835)	$—	$(1,275)	$(28,560)

(U.S. Dollars, in thousands)	Balance December 31, 2017	Level 1	Level 2	Level 3
Assets
Collective trust funds	$100	$—	$100	$—
Treasury securities	556	556	—	—
Debt security	16,050	—	—	16,050
Total	$16,706	$556	$100	$16,050
Liabilities
Deferred compensation plan	$(1,379)	$—	$(1,379)	$—
Total	$(1,379)	$—	$(1,379)	$—

The fair value of treasury securities are determined based on quoted prices in active markets for identical assets, therefore, the Company has categorized these instruments as Level 1 financial instruments.

The fair value of the Company’s collective trust funds, equity warrants, equity securities, and deferred compensation plan liabilities are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2 financial instruments.

Equity Warrants and Securities

The Company holds investments in common stock and warrants to purchase shares of common stock of Bone Biologics. The Company’s common stock investments are recorded within other long-term assets while the warrants’ value was reduced to zero in 2018. Prior to this reduction in value, the warrants were recorded within other current assets or other long-term assets, dependent upon the expiration date. Prior to 2018, these instruments were accounted for at cost as the fair value of these instruments was not readily determinable.

Effective January 1, 2018, the Company is required to measure these equity investments at fair value and recognize any changes in fair value in net income as a result of adopting ASU 2016-01. However, for certain equity investments that do not have readily determinable fair values, the new guidance allows entities to choose to measure these investments using a new measurement alternative, which values the investments at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The changes in valuation of these securities for the years ended December 31, 2018 and 2017 are shown below:

(U.S. Dollars, in thousands)	2018	2017	2016
Equity securities and warrants at January 1	$2,768	$2,768	$2,768
Impact of adoption of ASU 2016-01 recognized in other income	1,629	—	—
Purchase of additional common stock	500	—	—
Fair value adjustments, expirations, and impairments recognized in other expense	(4,678)	—	—
Equity securities and warrants at December 31	$219	$2,768	$2,768

Debt Security

The Company holds a debt security of eNeura, Inc., a privately held medical technology company that is developing devices for the treatment of migraines. The debt security matures on March 4, 2019. The fair value of the debt security, including accrued interest, is based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring the Company to develop its own assumptions; therefore, the Company has categorized this asset as a Level 3 financial asset. Some of the more significant unobservable inputs used in the fair value measurement of the debt security are the estimated likelihood of conversion to equity and the discount rate. Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the debt security. As of December 31, 2018, the Company reassessed its estimate of fair value based on current financial information and other assumptions, resulting in a fair value of $17.8 million, a net increase of $1.8 million during 2018, which the Company recorded in other comprehensive income as an unrealized gain on debt securities. This compares to an amortized cost basis of $9.0 million.

The Company evaluates any declines in fair value, if any, each quarter to determine if impairments are other-than-temporary. Based upon the Company’s best estimate of the amount it expected to recover at the time, the Company recorded an other-than-temporary impairments of $5.6 million in 2017 and $2.7 million in 2016. These other-than-temporary impairments were reclassified from accumulated other comprehensive loss and included within other expense, net.

The following table provides a reconciliation of the beginning and ending balances for debt securities measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2018	2017
Balance at January 1	$16,050	$12,220
Accrued interest income	—	—
Gains (losses) recorded for the period
Recognized in net income	—	(5,585)
Recognized in other comprehensive income	1,770	9,415
Balance at December 31	$17,820	$16,050

Currently, the Company does not expect to collect the complete principal and interest on March 4, 2019 and is in negotiations with eNeura to possibly extend and/or modify other terms of the eNeura Note. Any significant changes to the term of the eNeura Note, including extending the due date, could have a material impact on the fair value of the security.

Contingent Consideration

The contingent consideration consists of potential future milestone payments of up to $60.0 million in cash associated with the Spinal Kinetics acquisition. The milestone payments include (i) up to $15.0 million if the FDA grants approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc. Milestones must be achieved within five years of April 30, 2018 to trigger applicable payments. Approximately $13.6 million of this liability is included within other current liabilities and $15.0 million is included within other long-term liabilities.

The Company estimated the fair value of the contingent consideration attributable to the FDA Milestone using a probability-weighted discounted cash flow model. This fair value is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the probability-weighted discounted cash flow model include the Company’s estimation of the probability and timing of obtaining FDA approval for the M6-C artificial cervical disc. The Company’s expectation as of December 31, 2018, was to obtain approval from the FDA mid-2019. Significant changes in these assumptions could result in a significantly higher or lower fair value.

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

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2018
Contingent consideration at January 1	$—
Acquisition date fair value	25,491
Increase in fair value recognized in operating expenses	3,069
Contingent consideration at December 31	$28,560

On February 6, 2019, the Company obtained FDA approval of the M6-C artificial cervical disc for patients suffering from cervical disease degeneration. This approval triggered the Company’s payment obligation of $15.0 million of contingent consideration. The Company has accrued a liability of $13.6 million within other current liabilities as of December 31, 2018, and paid the $15.0 million FDA Milestone payment on February 14, 2019. The difference of $1.4 million between the payment and the accrued liability as of December 31, 2018, will be recognized as an operating expense during the first quarter of 2019.

12.	Commitments

Leases

The Company has entered into operating leases for facilities and equipment. These leases are non-cancellable and typically do not contain renewal options, except for certain facility leases. Certain leases contain rent escalation clauses for which the Company recognizes the expense on a straight-line basis. Rent expense under the Company’s operating leases for the years ended December 31, 2018, 2017 and 2016 was approximately  $3.5 million, $3.1 million and $3.0 million, respectively.

Future minimum lease payments under operating leases as of December 31, 2018 are as follows:

(U.S. Dollars, in thousands)
2019	$3,330
2020	2,729
2021	2,946
2022	2,818
2023	1,727
Thereafter	11,372
Total	$24,922

In January 2019, subsequent to the adoption of ASU 2016-02, the Company entered into an amendment for its corporate headquarters lease. As a result of this amendment, the classification of the lease changed from an operating lease to a finance lease resulting in an increase in both the lease liability and lease asset of approximately $8 million during the first quarter of 2019.

Inventory purchase commitments

The Company had inventory purchase commitments with third-party manufacturers for $0.1 million and $1.9 million as of December 31, 2018, and 2017, respectively.

13.	Contingencies

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

January 2017 SEC Settlements

In January 2017, the U.S. Securities and Exchange Commission (the “SEC”) approved the Company’s offers of settlement in connection with the SEC’s investigations of accounting matters leading to the Company’s prior restatement of financial statements and the Company’s review of improper payments with respect to its subsidiary in Brazil. Both investigations were initiated in 2013 and involved matters self-reported to the SEC by the Company.  The settlements approved by the SEC resolved these two matters, and included payments totaling $14.4 million by the Company to the SEC of amounts previously accrued and funded into escrow by the Company during 2016.  In connection with the Brazil-related settlement, the Company agreed to retain an independent compliance consultant for one year to review and test the Company’s compliance program related to the U.S. Foreign Corrupt Practices Act. The Company’s engagement with its independent compliance consultant began in the first quarter of 2017 and concluded in the first quarter of 2018. In addition, in the fourth quarter of 2017 the Company received a favorable insurance settlement of approximately $6 million associated with prior costs incurred related to these matters, which the Company has recognized within general and administrative expenses.

Discontinued Operations – Matters Related to Breg and Possible Indemnification Obligations

On May 24, 2012, the Company sold Breg, Inc. (“Breg”), a former subsidiary of the Company, to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”). Under the terms of the agreement, the Company indemnified Water Street and Breg with respect to certain specified matters.

At the time of its divestiture by the Company, Breg was engaged in the manufacturing and sales of motorized cold therapy units used to reduce pain and swelling. Several domestic product liability cases were filed, mostly in California state court. In September 2014, the Company entered into a master settlement agreement resolving then pending pre-close cold therapy claims. In May 2018, Breg settled and resolved a post-close cold therapy claim in California state court. Pursuant to the Company’s indemnification obligations to Breg, the Company was obligated to make a final payment to its insurer in the amount of $1.7 million, which was the remaining balance on the Company’s self-insured retention in its liability insurance policy, to help fund the Breg settlement.

Charges incurred as a result of this indemnification are reflected as discontinued operations in our consolidated statements of income  and comprehensive income. Following the May 2018 settlement, the Company does not expect any additional charges related to this discontinued operation.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. The healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and recorded expense of €0.9 million ($1.0 million), €0.8 million ($0.9 million), and €0.8 million ($0.9 million) for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, the Company has accrued €3.2 million ($3.7 million) related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In July 2018, the Federal Prosecution Service in Rio de Janeiro and representatives from the Brazilian antitrust authority inspected the offices of more than 30 companies, including the Company’s office in São Paulo, as part of an investigation into tender irregularities in the medical device industry. Before doing so, the authorities obtained a court order affecting the Company’s (and other companies’) local bank accounts resulting in the freezing of approximately $2.6 million of the Company’s cash, which the Company reclassified to restricted cash. The Company contests the underlying basis for the order. Based on information known to date, the Company does not believe that the Brazilian authorities’ investigation will result in a material loss to the Company.

14.	Shareholders’ equity

Dividends

The Company has not paid dividends to holders of its common stock in the past. Certain subsidiaries of the Company have restrictions on their ability to pay dividends in certain circumstances pursuant to the Amended Credit Agreement. In the event that the Company decides to pay a dividend to holders of its common stock in the future with dividends received from its subsidiaries, the Company may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts received from its subsidiaries.

Share Repurchase Plan

In August 2015, the Company’s Board of Directors authorized a share repurchase plan, authorizing the purchase of up to $75 million of the Company’s common stock. The Company completed the share repurchase plan in 2016. Under the program, common shares repurchased consisted of open market transactions at prevailing market prices in accordance with the guidelines specified under Rule 10b-18 of the Exchange Act, as amended. Repurchases were made from cash on hand and cash generated from operations. For the year ended December 31, 2016, the Company repurchased 1,544,681 shares of common stock for $63.4 million with an average price per share of $41.06, which were all retired upon repurchase.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and the unrealized gains (losses) on the Company’s debt security. The components of and changes in accumulated other comprehensive income are as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Debt Security	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(5,115)	$(1,465)	$(6,580)
Other comprehensive income	4,552	3,830	8,382
Income taxes	—	(1,475)	(1,475)
Reclassification adjustments to:
Other expense, net	—	5,585	5,585
Income taxes	—	(2,125)	(2,125)
Balance at December 31, 2017	$(563)	$4,350	$3,787
Other comprehensive income (loss)	(1,823)	1,770	(53)
Income taxes	—	(438)	(438)
Balance at December 31, 2018	$(2,386)	$5,682	$3,296

15.	Revenue recognition and accounts receivable

Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective transition method, which was applied to all contracts. Results for the year ended December 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under the previous revenue recognition standard, Topic 605.

The Company recorded a net increase to opening retained earnings of $4.8 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606 as presented in the table below.

(U.S. Dollars, in thousands)	December 31, 2017	Impact of Adoption of Topic 606	January 1, 2018
Assets
Current assets
Cash and cash equivalents	$81,157	$—	$81,157
Accounts receivable, net	63,437	8,648	72,085
Inventories	81,330	(2,338)	78,992
Prepaid expenses and other current assets	25,877	—	25,877
Total current assets	251,801	6,310	258,111
Deferred income taxes	23,315	(1,549)	21,766
Other long-term assets	130,238	—	130,238
Total assets	$405,354	$4,761	$410,115
Liabilities and shareholders' equity
Total liabilities	$108,746	$—	$108,746
Shareholders' equity
Common shares	1,828	—	1,828
Additional paid-in capital	220,591	—	220,591
Retained earnings	70,402	4,761	75,163
Accumulated other comprehensive income	3,787		3,787
Total shareholders' equity	296,608	4,761	301,369
Total liabilities and shareholders' equity	$405,354	$4,761	$410,115

The impact primarily related to an increase in trade accounts receivable, net, from the Company’s stocking distributors, for which revenue was historically recognized when cash payment was received, and the recognition of previously deferred cost of sales for certain stocking distributor transactions, which were historically included within inventory. Adoption of Topic 606 had no impact on the consolidated statement of cash flows.

The table below presents the impact to the Company’s consolidated statement of income for the year ended December 31, 2018 as a result of the adoption of Topic 606.

	Year Ended December 31, 2018
(U.S. Dollars, in thousands)	Based on historical accounting under Topic 605	Impact of adoption	As reported under Topic 606
Net sales	$445,343	$7,699	$453,042
Cost of sales	95,145	1,483	96,628
Gross profit	350,198	6,216	356,414
Sales and marketing	205,538	(11)	205,527
Other operating expenses	120,793	—	120,793
Operating income	$23,867	$6,227	$30,094
Income tax expense	(7,656)	(1,418)	(9,074)
Net income from continuing operations	$9,002	$4,809	$13,811
Net income from continuing operations per common share—basic	$0.48	$0.25	$0.73
Net income from continuing operations per common share—diluted	$0.47	$0.25	$0.72

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

Wholesale revenue is related to the sale of the Company’s bone growth stimulators directly to durable medical equipment suppliers. Wholesale revenues are typically recognized upon shipment and receipt of a confirming purchase order, which is when the customer obtains control of the promised goods.

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

Spinal Implants and Orthofix Extremities

Orthofix Extremities and Spinal Implants products are distributed world-wide, with U.S. sales largely comprised of commercial sales and international sales derived from commercial sales and through stocking distributor arrangements.

Commercial revenue is largely related to the sale of the Company’s Spinal Implants and Orthofix Extremities products to hospital customers. The customer obtains control and revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Certain revenues within the Spinal Implants and Orthofix Extremities reporting segments are derived from stocking distributors, who purchase the Company’s products and then re-sell them directly to customers, such as hospitals. For revenue from stocking distributor arrangements, subsequent to the adoption of Topic 606 effective January 1, 2018, the Company recognizes revenue upon shipment and receipt of a confirming purchase order, which is when the distributor obtains control of the promised goods. The transaction price with stocking distributors is estimated based upon the Company’s historical collection experience with the stocking distributor. To derive this estimate, the Company analyzes twelve months of historical invoices by stocking distributor and the subsequent collections on those invoices, for a period of up to 24 months subsequent to the invoice date. This percentage, which is specific to each stocking distributor, is then used to calculate the transaction price. Cost of sales is also recorded upon transfer of control of the product to the customer.

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

Product Sales and Marketing Service Fees

The table below presents net sales, which includes product sales and marketing service fees, for each of the years ended December 31, 2018, 2017, and 2016.

	For the year ended December 31,
(U.S. Dollars, in thousands)	2018	2017	2016
Product sales	$395,589	$373,538	$355,652
Marketing service fees	57,453	60,285	54,136
Net sales	$453,042	$433,823	$409,788

Product sales primarily consist of bone growth stimulation devices and internal and external fixation products. Marketing service fees are received from MTF based on total sales of biologics tissues and relates solely to the Biologics reporting segment. Marketing service fees received from MTF were  $57.5 million, or approximately 96% of total Biologics revenues, for the year ended December 31, 2018. As MTF is the Company’s single supplier for the Trinity Evolution and Trinity EITE tissue forms, which are derived from human cadaveric donors, any event or circumstance that would impact MTF’s continued access to donated human cadaveric tissue or the Company’s ability to market these tissues may adversely impact the Company’s financial results.

Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales, and were  $2.7 million, $3.0 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company will generally sell receivables from certain Italian hospitals each year. During 2018, 2017, and 2016 the Company sold €9.8 million, €9.8 million, and €10.0 million ($11.5 million, $11.2 million, and $11.1 million) of receivables, respectively. The estimated related fee for 2018, 2017, and 2016 was $0.3 million, $0.3 million and $0.4 million, respectively, which is recorded as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“other contract assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of the Company’s products. Other contract assets are included in other long-term assets and were $1.9 million and $1.0 million as of December 31, 2018 and 2017, respectively.

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

16.	Business segment information

We manage our business by our four reporting segments: Bone Growth Therapies, Spinal Implants, Biologics, and Orthofix Extremities. These reporting segments represent the operating segments for which our Chief Executive Officer, who is also Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is non-GAAP net margin, an internal metric that the Company defines as gross profit less sales and marketing expense. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, our reporting segment information has been prepared based on our four reporting segments.

Bone Growth Therapies

The Bone Growth Therapies reporting segment manufactures, distributes, and provides support services of market leading bone growth stimulator devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). This reporting segment uses distributors and sales representatives to sell its devices to hospitals, healthcare providers, and patients, primarily in the U.S.

Spinal Implants

The Spinal Implants reporting segment designs, develops and markets a broad portfolio of motion preservation and implant products used in surgical procedures of the spine. Spinal Implants distributes its products through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers, globally.

Biologics

The Biologics reporting segment provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This reporting segment specializes in the marketing of the Company’s exclusive regeneration tissue forms and distributes its tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives. Our partnership with MTF allows us to exclusively market the Trinity Evolution and Trinity ELITE tissue forms for musculoskeletal defects to enhance bony fusion.

Orthofix Extremities

The Orthofix Extremities reporting segment offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This reporting segment specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Orthofix Extremities distributes its products through a network of distributors and sales representatives to sell orthopedic products to hospitals, and healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses and activities of the Company not necessarily identifiable within the four reporting segments.

The table below presents net sales by reporting segment:

	Year Ended December 31,
	2018		2017		2016
(U.S. Dollars, in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Bone Growth Therapies	$195,252	43.1%	$185,900	42.9%	$176,561	43.1%
Spinal Implants	91,658	20.2%	81,957	18.9%	72,632	17.7%
Biologics	59,684	13.2%	62,724	14.4%	57,912	14.1%
Orthofix Extremities	106,448	23.5%	103,242	23.8%	102,683	25.1%
Net sales	$453,042	100.0%	$433,823	100.0%	$409,788	100.0%

The following table presents Non-GAAP net margin, and internal metric that the Company defines as gross profit less sales and marketing expense, by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2018	2017	2016
Bone Growth Therapies	$86,252	$77,369	$75,469
Spinal Implants	7,628	8,730	8,650
Biologics	26,298	25,692	26,891
Orthofix Extremities	31,391	31,071	30,526
Corporate	(682)	(446)	(888)
Non-GAAP net margin	$150,887	$142,416	$140,648
General and administrative	84,506	71,905	76,409
Research and development	33,218	29,700	28,803
Changes in fair value of contingent consideration	3,069	—	—
Charges related to U.S. Government resolutions	—	—	14,369
Operating income	$30,094	$40,811	$21,067
Interest income (expense), net	(828)	(416)	763
Other expense, net	(6,381)	(4,004)	(2,806)
Income before income taxes	$22,885	$36,391	$19,024

The following table presents depreciation and amortization by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2018	2017	2016
Bone Growth Therapies	$1,770	$2,133	$2,754
Spinal Implants	7,294	6,949	8,118
Biologics	448	752	1,011
Orthofix Extremities	5,342	6,040	5,742
Corporate	3,805	4,250	3,216
Total	$18,659	$20,124	$20,841

Geographical information

The following data includes net sales by geographic destination:

(U.S. Dollars, in thousands)	2018	2017	2016
U.S.	$355,353	$345,145	$316,873
Italy	19,331	17,059	16,664
Germany	11,606	7,063	6,448
United Kingdom	8,731	8,725	10,362
Brazil	7,120	10,356	11,334
Others	50,901	45,475	48,107
Net sales	$453,042	$433,823	$409,788

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

(U.S. Dollars, in thousands)	2018	2017	2016
Bone Growth Therapies
U.S.	$195,189	$185,853	$176,510
International	63	47	51
Total Bone Growth Therapies	195,252	185,900	176,561

Spinal Implants
U.S.	72,137	69,704	57,772
International	19,521	12,253	14,860
Total Spinal Implants	91,658	81,957	72,632

Biologics
U.S.	59,668	62,670	57,574
International	16	54	338
Total Biologics	59,684	62,724	57,912

Orthofix Extremities
U.S.	28,359	26,918	25,017
International	78,089	76,324	77,666
Total Orthofix Extremities	106,448	103,242	102,683

Consolidated
U.S.	355,353	345,145	316,873
International	97,689	88,678	92,915
Net sales	$453,042	$433,823	$409,788

The following data includes property, plant and equipment by geographic area:

(U.S. Dollars, in thousands)	2018	2017
U.S.	$31,344	$34,008
Italy	7,732	7,658
Germany	861	933
United Kingdom	896	382
Brazil	191	475
Others	1,811	1,683
Total	$42,835	$45,139

17.	Share-based compensation

At December 31, 2018, and 2017, the Company had stock option and award plans, and a stock purchase plan.

2012 Long Term Incentive Plan

The Board of Directors adopted the Amended and Restated 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, subject to shareholder approval, which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors and consultants and advisors who perform services for the Company and the Company’s subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options; however, are only available to the Company’s employees. Awards granted under the 2012 LTIP expire no later than ten years after the date of grant. At December 31, 2018, the Company reserves a total of 4,750,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2018, there were 971,763 options outstanding under the 2012 LTIP, of which 520,748 were exercisable. In addition, there were 339,452 shares of unvested restricted stock outstanding, some of which contain performance-based vesting conditions, and 371,676 restricted stock units outstanding, some of which contain performance-based or market-based vesting conditions, under the 2012 LTIP as of December 31, 2018.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP”) reserved 3.1 million shares for issuance, subject to certain adjustments set forth in the 2004 LTIP. At December 31, 2018, there were 25,500 options outstanding under the 2004 LTIP, all of which were exercisable; in addition, there were no shares of unvested restricted stock outstanding.

Inducement Plan for Spinal Kinetics Employees

The Inducement Plan for Spinal Kinetics Employees (the “Spinal Kinetics Inducement Plan”) reserved 51,705 shares for issuance to employees of Spinal Kinetics as an inducement material to the individual’s entering into and continuing employment with the Company. At December 31, 2018, there were 28,624 options outstanding under the Spinal Kinetics Inducement Plan, none of which were exercisable; in addition, there were 19,914 shares of unvested restricted stock outstanding.

Stock Purchase Plan

The Second Amended and Restated Stock Purchase Plan, as Amended (the “Stock Purchase Plan”) provides for the issuance of shares of the Company’s common stock to eligible employees and directors of the Company and its subsidiaries that elect to participate in the plan and acquire shares of common stock through payroll deductions (including executive officers).

During each purchase period, eligible employees may designate between 1% and 25% of their compensation to be deducted for the purchase of common stock under the plan (or such other percentage in order to comply with regulations applicable to Employees domiciled in or resident of a member state of the European Union). For eligible directors, the designated percentage will be applied to an amount equal to his or her annual or other director compensation paid in cash for the current plan year. The purchase price of the shares under the plan is equal to 85% of the fair market value on the first day of the plan year (which is a calendar year, running from January 1 to December 31) or, if lower, on the last day of the plan year.

Due to the compensatory nature of such plan, the Company records the related share-based compensation in the consolidated statement of income. As of December 31, 2018, the aggregate number of shares reserved for issuance under the Stock Purchase Plan is 2,350,000. As of December 31, 2018, 1,628,045 shares had been issued.

Share-Based Compensation Expense

Share-based compensation expense is recorded in the same line of the consolidated statements of income as the employee’s cash compensation. The following tables present the detail of share-based compensation by line item in the consolidated statements of income as well as by award type, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2018	2017	2016
Cost of sales	$522	$486	$553
Sales and marketing	1,802	1,471	1,230
General and administrative	15,197	9,671	13,132
Research and development	1,409	929	1,051
Total	$18,930	$12,557	$15,966

	Year Ended December 31,
(U.S. Dollars, in thousands)	2018	2017	2016
Stock options	$3,061	$2,388	$2,021
Time-based restricted stock awards and stock units	7,265	5,540	6,016
Performance-based restricted stock awards and stock units	1,998	462	5,716
Market-based restricted stock units	5,256	2,904	948
Stock purchase plan	1,350	1,263	1,265
Total	$18,930	$12,557	$15,966

The income tax benefit related to this expense was $3.8 million, $3.4 million, and $4.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Stock Options

The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically four years, net of actual forfeitures. The fair value of market-based stock options is determined at the date of the grant using the Monte Carlo valuation methodology, with such value recognized as expense over the requisite service period adjusted for forfeitures as they occur. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied.

A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the year is shown in the following table.

	Year Ended December 31,
	2018	2017	2016
Assumptions:
Expected term (in years)	4.5	4.5	4.5
Expected volatility	28.7% – 30.1%	31.2%	30.6% – 32.3%
Risk free interest rate	2.55% – 2.79%	1.93%	1.07% – 1.92%
Dividend yield	—	—	—
Weighted average grant date fair value	$16.28	$13.32	$11.79

The expected term of the options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, and an employee’s average length of service. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. Expected volatility is estimated based on the historical volatility of the Company’s stock.

Summaries of the status of the Company’s stock option plans as of December 31, 2018 and 2017 and changes during the year ended December 31, 2018 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	1,086,822	$37.47
Granted	231,548	$57.66
Exercised	(100,821)	$27.80
Forfeited	(41,662)	$48.80
Outstanding at December 31, 2018	1,175,887	$41.87	6.61
Vested and expected to vest at December 31, 2018	1,175,887	$41.87	6.61
Exercisable at December 31, 2018	696,248	$36.67	5.36

As of December 31, 2018, the unamortized compensation expense relating to options granted and expected to be recognized was $3.0 million. This amount is expected to be recognized through April 2022 or over a weighted average period of approximately 1.4 years. The total intrinsic value of options exercised was $3.2 million, $2.2 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018 we received $2.8 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $0.8 million.The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $52.49 closing price of the Company’s stock on December 31, 2018. The aggregate intrinsic value of options outstanding was $13.6 million, $18.7 million and $3.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. The aggregate intrinsic value of options exercisable was $11.0 million, $12.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Time-based Restricted Stock Awards and Stock Units

During the year ended December 31, 2018, the Company granted to employees and non-employee directors 172,108 shares of time-based restricted stock awards or stock units, which vest at various dates through December 2022. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, is recognized on a straight-line basis over the vesting period, which is typically four years, net of actual forfeitures.

Since 2017, the annual grant to non-employee directors has been made in the form of one-year vesting restricted stock units with deferred delivery (“DSUs”), whereby shares are not settled until after the director ceases service as a director. As at December 31, 2018 there are 27,982 DSUs outstanding that are vested but not settled.

The aggregate fair value of time-based restricted stock awards and stock units that vested during the years ended December 31, 2018, 2017 and 2016 was $8.0 million, $7.3 million and $7.2 million, respectively. Unamortized compensation expense related to time-based restricted stock awards and stock units amounted to $12.2 million at December 31, 2018, and is expected to be recognized over a weighted average period of approximately 2.4 years.  The aggregate intrinsic value of time-based restricted stock awards and stock units outstanding was $18.8 million, $17.8 million and $13.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Performance-based Restricted Stock Awards and Stock Units

The Company’s performance-based restricted stock awards and stock units contain performance-based vesting conditions.

The fair value of performance-based restricted stock awards and stock units is calculated based upon the closing stock price at the date of grant. Such value is recognized as expense over the derived requisite service period beginning in the period in which they are deemed probable to vest, net of actual forfeitures. Vesting probability is assessed based upon forecasted earnings and financial results. During the years ended December 31, 2018, 2017, or 2016, the Company did not grant any performance-based restricted stock awards or stock units to employees.

During the year ended December 31, 2015, the Company granted to employees 110,660 shares of performance-based restricted stock awards, which vest based upon the achievement of certain earnings or return on invested capital targets as of and for any of the years ended December 31, 2016, 2017, or 2018. Approximately $0.4 million, $0.5 million and $5.7 million of compensation expense has been recorded for the years ended December 31, 2018, 2017 and 2016, respectively, associated with these performance-based restricted stock awards. The fair value of performance-based restricted stock awards that vested during the year ended December 31, 2017, was $4.9 million. No performance-based restricted stock awards vested during the years ended December 31, 2018 or 2016. No unamortized compensation expense related to performance-based restricted stock awards remains as of December 31, 2018. The aggregate intrinsic value of performance-based restricted stock awards outstanding was $2.9 million, $3.0 million and $7.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

During the year ended December 31, 2015, the Company also granted 55,330 shares of performance-based restricted stock units to employees, which vest based upon the achievement of certain earnings or return on invested capital targets for the year ended December 31, 2018. Approximately $1.6 million of compensation expense has been recognized for the year ended December 31, 2018, associated with these 2015 performance-based restricted stock units. The Company did not record any compensation expense for the years ended December 31, 2017 or 2016 related to these 2015 performance-based restricted stock units as the requisite service period had not yet begun. No unamortized compensation expense related to these 2015 performance-based restricted stock units remains as of December 31, 2018. The aggregate intrinsic value of performance-based restricted stock units outstanding was $2.5 million, $3.0 million, and $2.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Market-based Restricted Stock Units

The Company’s market-based restricted stock units contain market-based vesting conditions.

The fair value of market-based restricted stock units is determined at the date of the grant using the Monte Carlo valuation methodology, with any discounts for post-vesting restrictions estimated using the Chaffe Model. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied. Such value is recognized on a straight-line basis over the vesting period, net of actual forfeitures. During the years ended December 31, 2018, 2017 and 2016, the Company granted 97,420, 94,902 and 96,245 shares, respectively, of market-based restricted stock units to executive officers and certain employees. The awards, if the market conditions are achieved, will be settled in shares of common stock, with one share of common stock issued per restricted stock unit if targets are achieved at the 100% level. Awards may be achieved at a minimum level of 50% and a maximum of 200%. The market conditions for the 2018, 2017, and 2016 awards are based on the Company’s stock achieving certain total shareholder return targets relative to specified index companies during a 3-year performance period beginning in April 2018, July 2017, and July 2016, respectively. The Company recorded $5.3 million $2.9 million, and $0.9 million in compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively, related to market-based restricted stock units. Unamortized compensation expense for market-based restricted stock units amounted to $6.5 million at December 31, 2018, and is expected to be recognized over a weighted average period of approximately 1.4 years. The aggregate intrinsic value of market-based restricted stock units outstanding was $14.2 million, $10.2 million, and $3.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

A summary of the status of our time-based, performance-based and market-based restricted stock awards and stock units as of December 31, 2018 and 2017 and changes during the year ended December 31, 2018 are presented below:

	Time-based Restricted Stock Awards and Stock Units		Performance-based Restricted Stock Awards and Stock Units		Market-based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	325,874	$42.44	109,880	$33.12	187,314	$51.99
Granted	172,108	$57.18	—	$—	97,420	$68.38
Vested and settled	(112,249)	$40.08	—	$—	—	$—
Cancelled	(28,141)	$48.84	(7,725)	$33.12	(13,439)	$60.83
Outstanding at December 31, 2018	357,592	$49.77	102,155	$33.12	271,295	$57.44

18.	Defined contribution plans and deferred compensation

Defined Contribution Plans

Orthofix Inc. sponsors a defined contribution plan (the “401(k) Plan”) covering substantially all full time U.S. employees. The 401(k) Plan allows participants to contribute up to 80% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2018, 2017 and 2016, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately  $2.3 million, $2.0 million and $1.9 million, respectively.

The Company also operates defined contribution pension plans for its international employees meeting minimum service requirements. The Company’s expenses for such pension contributions during each of the years ended December 31, 2018, 2017 and 2016 were $1.1 million, $1.1 million and $1.0 million, respectively.

Deferred Compensation Plans

Under Italian Law, our Italian subsidiary accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. The accrual for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal, which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. The Company’s relations with its Italian employees, who represent 19.6% of total employees at December 31, 2018, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. The Company is not a party to any other collective bargaining agreement.

There were $0.1 million in deferred compensation payments made in 2018, $0.2 million in 2017, and $0.1 million in 2016. The balance in other long-term liabilities as of December 31, 2018 and 2017 was $1.3 million and $1.4 million, respectively, and represents the amount which would be payable if all the employees and agents had terminated employment at that date.

19.	Income taxes

Income (loss) from continuing operations before provision for income taxes consisted of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2018	2017	2016
U.S.	$28,642	$27,774	$23,006
Non-U.S.	(5,757)	8,617	(3,982)
Income before income taxes	$22,885	$36,391	$19,024

The provision for income taxes on continuing operations consists of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2018	2017	2016
U.S.
Current	$9,480	$3,620	$558
Deferred	(3,430)	20,222	9,296
	6,050	23,842	9,854
Non-U.S.
Current	2,255	4,062	4,509
Deferred	769	1,196	1,164
	3,024	5,258	5,673
Income tax expense	$9,074	$29,100	$15,527

The differences between the income tax provision at the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2018, 2017, and 2016 consist of the following:

	2018		2017[1]		2016[1]
(U.S. Dollars, in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$4,806	21.0%	$12,737	35.0%	$6,658	35.0%
State taxes, net of U.S. federal benefit	1,038	4.5	1,598	4.4	395	2.1
Foreign rate differential, including withholding taxes	784	3.4	(3,849)	(10.6)	(805)	(4.2)
Charges related to U.S. Government resolutions	—	—	—	—	2,050	10.8
Valuation allowances, net	4,116	18.0	3,548	9.7	6,149	32.3
Change in estimate on compensation expenses	—	—	—	—	(2,151)	(11.3)
Italian subsidiary intangible asset	(230)	(1.0)	(381)	(1.0)	(1,477)	(7.8)
Change of intention for foreign earnings	—	—	—	—	1,300	6.8
Domestic manufacturing deduction	—	—	(818)	(2.2)	—	—
Unrecognized tax benefits, net of settlements	81	0.4	6,002	16.5	3,049	16.0
Impact of the Tax Act	(560)	(2.4)	8,347	22.9	—	—
Equity compensation	(1,646)	(7.2)	272	0.7	334	1.8
Contingent consideration	528	2.3	—	—	—	—
Other, net	157	0.7	1,644	4.5	25	0.1
Income tax expense/effective rate	$9,074	39.7%	$29,100	80.0%	$15,527	81.6%

1 The rate reconciliations for 2017 and 2016 are based on the U.S. federal income tax rate, rather than the Company’s country of domicile rate. The Company believes, given the large proportion of taxable income earned in the U.S., this presentation is more meaningful.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company calculated its best estimate of the impact of the Tax Act in the 2017 income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. As a result, the Company recorded $8.3 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future was $8.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was zero. The Company also recorded a benefit of $0.3 million related to an income tax liability recorded in 2016 related to repatriation of earnings from our subsidiary in Puerto Rico.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we determined that the $8.6 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the zero transition tax  on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. A more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments was completed in 2018, which resulted in an additional benefit of $0.6 million in the first quarter of 2018 and minimal adjustments in the fourth quarter of 2018. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of deemed return on tangible assets of foreign corporations. The guidance indicated that either accounting for deferred taxes related to GILTI inclusion or to treat any taxes on GILTI inclusion as a period cost are both acceptable methods subject to an accounting policy election. The Company has made a policy election to treat any taxes on GILTI inclusion as a period cost.

The Company paid cash relating to taxes totaling $15.6 million, $3.3 million, and $4.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

During 2016, the Company revised its estimate relating to the deductibility of certain compensation expenses. This change in estimate reduced income tax expense and increased net income from continuing operations by $2.4 million and increased earnings per share by $0.13 for the year ended December 31, 2016.

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
(U.S. Dollars, in thousands)	2018	2017
Intangible assets and goodwill	$1,682	$2,271
Inventories and related reserves	12,151	11,298
Deferred revenue and cost of goods sold	4,652	6,816
Other accruals and reserves	2,799	2,336
Accrued compensation	8,317	4,054
Allowance for doubtful accounts	2,346	2,617
Net operating loss and tax credit carryforwards	52,664	43,296
Other, net	2,200	1,748
	86,811	74,436
Valuation allowance	(49,014)	(46,271)
Deferred tax asset	$37,797	$28,165
Withholding taxes	—	(381)
Property, plant and equipment	(4,569)	(4,469)
Deferred tax liability	(4,569)	(4,850)
Net deferred tax assets	$33,228	$23,315

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

The valuation allowance is primarily attributable to net operating loss carryforwards and temporary differences in certain foreign jurisdictions.  The net increase in the valuation allowance of $2.7 million during the year principally relates to the increase of valuation allowances on net operating loss carryforwards in foreign jurisdictions.

The Company has federal net operating loss carryforwards of $24.4 million and research and development credits of $1.6 million as a result of the acquisition of Spinal Kinetics. These carryforwards are subject to limitation under the provisions of Section 382 and will begin to expire in 2026. The Company has state net operating loss carryforwards of approximately $49.0 million, of which $35.2 million relates to Spinal Kinetics and begins to expire in 2019. Additionally, the Company has net operating loss carryforwards in various foreign jurisdictions of approximately $159.5 million that begin to expire in 2019, the majority of which relate to the Company’s Netherlands and Brazil operations.

During 2016, the Company changed its intention related to unremitted foreign earnings in its Puerto Rico subsidiary and certain United Kingdom subsidiaries. As a result of the change in intention, the Company recorded $1.3 million of income tax expense for the remitted and unremitted earnings in each of these subsidiaries. During the first quarter of 2017, the Company changed its intention related to unremitted foreign earnings in its Seychelles subsidiary. The tax impact was minimal.

Prior to the Domestication, as an entity incorporated in Curaçao, “foreign earnings” referred to both U.S. and non-U.S. earnings.  As a result of the Domestication, only income sourced outside of the U.S. is considered unremitted foreign earnings. Unremitted foreign earnings decreased from $335.7 million at December 31, 2017 to $50.4 million at December 31, 2018. The substantial decrease is due to the elimination of US accumulated earnings and other impacts as a result of the Domestication. As a result of the 2017 Tax Act, current year earnings have been deemed to be repatriated.  The Company’s investment in foreign subsidiaries continues to be indefinite in nature; however, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur additional tax liability.

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

The Company’s unrecognized tax benefit was $21.4 million and $22.5 million for the years ended December 31, 2018 and 2017, respectively. The Company recorded net interest and penalties on unrecognized tax benefits of  $1.4 million, $2.3 million, and $2.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, and had approximately $6.7 million and $5.3 million accrued for payment of interest and penalties as of December 31, 2018 and 2017, respectively. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $3.3 million to $3.8 million as audits close and statutes expire.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2018, 2017, and 2016 follows:

(U.S. Dollars, in thousands)	2018	2017
Balance as of January 1,	$23,676	$19,400
Additions for current year tax positions	170	787
Increases for prior year tax positions	1,653	3,498
Settlements of prior year tax positions	(1,499)	—
Expiration of statutes	(2,649)	(9)
Balance as of December 31,	$21,351	$23,676

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state and foreign jurisdictions, including Italy and the United Kingdom. The statute of limitations with respect to federal and state tax filings is closed for years prior to 2014. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to 2014.

During the third quarter of 2015, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for 2012. The Company concluded this examination in the first quarter of 2018 with no material impact to the financial statements. In October 2016, the Company was notified of an examination of its federal income tax return for 2013 and in December 2017, the examination for 2013 was concluded with no change. In November 2017, the Company was notified of an examination of its federal income tax return for 2015. In February 2019, the Company reached an agreement and concluded this examination. As a result, the Company expects to recognize a benefit of approximately $2.0 million during 2019. The Company cannot reasonably determine if any state and local tax or foreign examinations, will have a material impact on its financial statements and cannot predict the timing regarding resolution of these tax examinations.

20.	Earnings per share (EPS)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). Basic EPS is computed using the weighted average number of common shares outstanding during each of the respective years. Diluted EPS is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the more dilutive of either the treasury stock method or two-class method. The difference between basic and diluted shares, if any, largely results from common equivalent shares, which represents the dilutive effect of the assumed exercise of certain outstanding share options, the assumed vesting of restricted stock granted to employees and directors, or the satisfaction of certain necessary conditions for contingently issuable shares (see Note 17).

For each of the three years ended December 31, 2018, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in the diluted EPS computations.

	Year Ended December 31,
	2018	2017	2016
Weighted average common shares-basic	18,494,002	18,117,405	18,144,019
Effect of diluted securities:
Unexercised stock options and employee stock purchase plan	313,648	209,691	161,092
Unvested time-based restricted stock awards	—	123,592	138,291
Unvested performance-based restricted stock awards	103,960	48,057	19,759
Weighted average common shares-diluted	18,911,610	18,498,745	18,463,161

There were 349,930, 418,859 and 542,555 weighted average outstanding options, restricted stock, and performance-based or market-based equity awards not included in the diluted earnings per share computation for the years ended December 31, 2018, 2017 and 2016, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based awards, all necessary conditions have not been satisfied by the end of the respective period.

21. Quarterly financial data (unaudited)

	2018
(U.S. Dollars, in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$108,709	$111,547	$111,708	$121,078	$453,042
Cost of sales	24,147	22,835	24,020	25,626	96,628
Gross profit	84,562	88,712	87,688	95,452	356,414
Operating expense[1,2]	76,692	82,797	83,781	83,050	326,320
Operating income[1,2]	7,870	5,915	3,907	12,402	30,094
Net income (loss) from continuing operations[2]	5,226	925	(1,211)	8,871	13,811
Net income (loss)	$5,226	$925	$(1,211)	$8,871	$13,811
Net income (loss) per common share — basic:
Net income (loss) from continuing operations	$0.28	$0.05	$(0.07)	$0.47	$0.73
Net income (loss)	$0.28	$0.05	$(0.07)	$0.47	$0.73
Net income (loss) per common share — diluted:
Net income (loss) from continuing operations	$0.27	$0.05	$(0.07)	$0.46	$0.72
Net income (loss)	$0.27	$0.05	$(0.07)	$0.46	$0.72

1 The Company reclassified $1.1 million of previously reported expense during the second quarter of 2018 related to changes in fair value of contingent consideration in the table above to conform to current period presentation.

2 The Company reclassified less than $10 thousand of previously reported net income (loss) from discontinued operations during the first, second, and third quarters of 2018 to continuing operations to conform to current period presentation.

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

22. Subsequent events

Options Medical, LLC Acquisition

On January 31, 2019, the Company acquired certain assets of Options Medical, LLC, (“Options Medical”) a medical device distributor based in Florida. Under the terms of the acquisition, the parties agreed to terminate the exclusive sales representative agreement, employees of Options Medical became employees of the Company and the Company acquired all customer lists and customer information related to the sale of the Company’s products. As consideration for the assets acquired, the Company paid $6.4 million and, as an inducement to enter into employment with the Company, the Company provided 25,478 restricted stock units, with a fair value of $1.4 million, to the Options Medical founder, which will vest in one-third annual increments beginning on the first anniversary of the grant date and are contingent upon continued employment.

FDA Approval of M6-C Artificial Cervical Disc

On February 6, 2019, the Company obtained FDA approval of the M6-C artificial cervical disc for patients suffering from cervical disease degeneration. The M6-C artificial disc was developed by Spinal Kinetics, a company acquired by the Company in April 2018. This approval triggered the Company’s payment obligation of $15.0 million of contingent consideration attributable to the  Spinal Kinetics purchase price. The Company has accrued a liability of $13.6 million within other current liabilities as of December 31, 2018, and paid the $15.0 million FDA Milestone payment on February 14, 2019 from cash on hand. The difference of $1.4 million between the payment and the liability as of December 31, 2018, will be recognized as an operating expense during the first quarter of 2019.

Retirement of the Company’s President and Chief Executive Officer

On February 25, 2019, the Company entered into a Transition and Retirement Agreement (the “Retirement Agreement”) with the Company’s President and Chief Executive Officer, Brad Mason. Under the Retirement Agreement, the parties have agreed that Mr. Mason will continue to serve in his current role until his successor is appointed by the Board and commences employment (the “Retirement Date”).  The parties have agreed that Mr. Mason will provide ongoing transition assistance to the Company pursuant to a consulting arrangement during the 12 months following the Retirement Date, and that Mr. Mason will be paid $40,000 per month for such transition consulting services.

Under the Retirement Agreement, Mr. Mason will be eligible on the Retirement Date to receive full vesting acceleration of his unvested time-based equity awards, and he will continue to receive service credit under his performance based equity awards during the term of his consulting arrangement. For fiscal year 2019, in lieu of Mr. Mason’s normal annual incentive awards under the 2012 LTIP, and in recognition of the ongoing transition assistance that he has agreed to provide, the parties have agreed that he will be granted an award of restricted stock units with a grant date fair market value of $2,000,000 that will vest one year following the date of grant, subject to him continuing to provide transition consulting services through his Retirement Date.