Form 10-Q
period 2019-09-30
Orthofix Medical Inc.
filed 2019-10-28
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, 19,055,154 shares of common stock were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$56,849	$69,623
Restricted cash	654	2,566
Trade accounts receivable, net of allowances of $4,073 and $7,463, respectively	79,690	77,747
Inventories	80,993	76,847
Prepaid expenses and other current assets	19,617	17,856
Total current assets	237,803	244,639
Property, plant and equipment, net	62,964	42,835
Intangible assets, net	53,613	51,897
Goodwill	71,177	72,401
Deferred income taxes	39,626	33,228
Other long-term assets	10,420	21,641
Total assets	$475,603	$466,641
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$17,892	$17,989
Current portion of finance lease liability	293	—
Other current liabilities	70,323	67,919
Total current liabilities	88,508	85,908
Long-term portion of finance lease liability	20,767	—
Other long-term liabilities	59,894	45,336
Total liabilities	169,169	131,244
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 18,875,184 and 18,579,688 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,888	1,858
Additional paid-in capital	263,064	243,165
Retained earnings	46,063	87,078
Accumulated other comprehensive income (loss)	(4,581)	3,296
Total shareholders’ equity	306,434	335,397
Total liabilities and shareholders’ equity	$475,603	$466,641

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2019	2018	2019	2018
Net sales	$113,499	$111,708	$338,461	$331,964
Cost of sales	24,896	24,020	74,416	71,002
Gross profit	88,603	87,688	264,045	260,962
Sales and marketing	54,805	49,898	165,363	151,695
General and administrative	21,090	22,276	63,497	63,658
Research and development	7,982	9,598	26,191	24,426
Acquisition-related amortization and remeasurement (Note 12)	23,608	2,009	31,873	3,491
Operating income (loss)	(18,882)	3,907	(22,879)	17,692
Interest income (expense), net	186	(181)	386	(615)
Other expense, net	(8,146)	(5,054)	(8,786)	(5,785)
Income (loss) before income taxes	(26,842)	(1,328)	(31,279)	11,292
Income tax benefit (expense)	(13,656)	117	(8,869)	(6,352)
Net income (loss)	$(40,498)	$(1,211)	$(40,148)	$4,940

Net income (loss) per common share:
Basic	$(2.14)	$(0.07)	$(2.13)	$0.26
Diluted	(2.14)	(0.07)	(2.13)	0.26
Weighted average number of common shares:
Basic	18,957,876	18,562,204	18,847,728	18,460,848
Diluted	18,957,876	18,562,204	18,847,728	18,864,169

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt security	—	1,240	(2,593)	3,200
Reclassification adjustment for amortization of historical unrealized gains on debt security	(345)	—	(1,034)	—
Reclassification adjustment for other-than-temporary impairment on debt security	(5,193)	—	(5,193)	—
Currency translation adjustment	(1,893)	(844)	(2,195)	(1,322)
Other comprehensive income (loss) before tax	(7,431)	396	(11,015)	1,878
Income tax related to other comprehensive income (loss)	1,388	(366)	2,200	(798)
Other comprehensive income (loss), net of tax	(6,043)	30	(8,815)	1,080
Comprehensive income (loss)	$(46,541)	$(1,181)	$(48,963)	$6,020

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2018	18,579,688	$1,858	$243,165	$87,078	$3,296	$335,397
Cumulative effect adjustment from adoption of ASU 2016-02	—	—	—	71	—	71
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	(938)	938	—
Net income	—	—	—	897	—	897
Other comprehensive loss, net of tax	—	—	—	—	(2,401)	(2,401)
Share-based compensation	—	—	5,685	—	—	5,685
Common shares issued, net	211,081	21	4,012	—	—	4,033
At March 31, 2019	18,790,769	$1,879	$252,862	$87,108	$1,833	$343,682
Net loss	—	—	—	(547)	—	(547)
Other comprehensive loss, net of tax	—	—	—	—	(371)	(371)
Share-based compensation	—	—	5,849	—	—	5,849
Common shares issued, net	40,812	4	(823)	—	—	(819)
At June 30, 2019	18,831,581	$1,883	$257,888	$86,561	$1,462	$347,794
Net loss	—	—	—	(40,498)	—	(40,498)
Other comprehensive loss, net of tax	—	—	—	—	(6,043)	(6,043)
Share-based compensation	—	—	5,844	—	—	5,844
Common shares issued, net	43,603	5	(668)	—	—	(663)
At September 30, 2019	18,875,184	$1,888	$263,064	$46,063	$(4,581)	$306,434

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2017	18,278,833	$1,828	$220,591	$70,402	$3,787	$296,608
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	4,761	—	4,761
Cumulative effect adjustment from adoption of ASU 2016-16	—	—	—	(1,896)	—	(1,896)
Net income	—	—	—	5,226	—	5,226
Other comprehensive income, net of tax	—	—	—	—	697	697
Share-based compensation	—	—	3,916	—	—	3,916
Common shares issued, net	126,511	13	3,849	—	—	3,862
At March 31, 2018	18,405,344	$1,841	$228,356	$78,493	$4,484	$313,174
Net income	—	—	—	925	—	925
Other comprehensive income, net of tax	—	—	—	—	353	353
Share-based compensation	—	—	5,215	—	—	5,215
Common shares issued, net	80,444	8	171	—	—	179
At June 30, 2018	18,485,788	$1,849	$233,742	$79,418	$4,837	$319,846
Net loss	—	—	—	(1,211)	—	(1,211)
Other comprehensive income, net of tax	—	—	—	—	30	30
Share-based compensation	—	—	5,261	—	—	5,261
Common shares issued, net	50,928	5	(581)	—	—	(576)
At September 30, 2018	18,536,716	$1,854	$238,422	$78,207	$4,867	$323,350

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(40,148)	$4,940
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	18,180	13,661
Amortization of operating lease assets, debt costs and other assets	2,724	818
Provision for doubtful accounts	861	(571)
Deferred income taxes	(3,309)	(5,082)
Share-based compensation	17,378	14,392
Interest and loss on valuation of investment securities	5,000	3,050
Change in fair value of contingent consideration	28,140	2,689
Other	1,307	1,040
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(3,298)	(225)
Inventories	(4,995)	6,880
Prepaid expenses and other current assets	1,637	1,498
Accounts payable	447	(2,788)
Other current liabilities	347	(13,130)
Payment of contingent consideration	(1,340)	—
Other long-term assets and liabilities	(2,841)	1,657
Net cash from operating activities	20,090	28,829
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(43,749)
Capital expenditures for property, plant and equipment	(13,737)	(9,586)
Capital expenditures for intangible assets	(1,144)	(1,138)
Asset acquisitions and other investments	(6,400)	(1,448)
Net cash from investing activities	(21,281)	(55,921)
Cash flows from financing activities
Proceeds from issuance of common shares	6,821	5,866
Payments related to withholdings for share-based compensation	(4,271)	(2,402)
Payment of contingent consideration	(13,660)	—
Payments related to finance lease obligation	(276)	—
Other financing activities	(1,224)	(476)
Net cash from financing activities	(12,610)	2,988
Effect of exchange rate changes on cash	(885)	(811)
Net change in cash, cash equivalents, and restricted cash	(14,686)	(24,915)
Cash, cash equivalents, and restricted cash at the beginning of period	72,189	81,157
Cash, cash equivalents, and restricted cash at the end of period	$57,503	$56,242

Components of cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$56,849	$53,783
Restricted cash	654	2,459
Cash, cash equivalents, and restricted cash at the end of period	$57,503	$56,242

Supplemental Disclosure of Cash Flow Information:
Noncash investing activities:
Purchase of intangible assets	$—	$1,581
Contingent consideration recognized at acquisition date	—	25,491

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; contractual allowances; allowance for doubtful accounts; inventories; valuation of intangible assets; goodwill; fair value measurements, including contingent consideration; litigation and contingent liabilities; tax matters; and share-based compensation. Actual results could differ from these estimates.

Prior period reclassifications

Certain amortization expense related to intangible assets previously reported in general and administrative expenses has been reclassified to acquisition-related amortization and remeasurement based on use of the underlying intangible asset. This reclassification resulted in decreases to general and administrative expenses of $0.4 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, and increases in acquisition related amortization and remeasurement expense of $0.4 million and $0.8 million for the three and nine months ended September 30, 2018, respectively.

Change in Reporting Segments

The Company has changed its reportable business segments beginning with the first quarter of 2019, to align with changes in how the Company manages its business, reviews operating performance and allocates resources.  The Company now reports results under two reportable segments: Global Spine and Global Extremities, and measures operating performance of these two reportable segments based on earnings before interest, tax, depreciation, and amortization (“EBITDA”). For additional discussion regarding segments, see Note 11.

2. Recently adopted accounting standards and recently issued accounting pronouncements

Adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)

In February 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, which changes how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. For leases classified as operating leases, the Company will recognize lease costs on a straight-line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be accounted for as finance leases similar to capital leases under the previous accounting standard.  Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach. Upon adoption, the Company elected a package of practical expedients permitted within the new standard. The practical expedients adopted allow the Company to carry forward its historical lease classification and to not separate and allocate the consideration paid between lease and non-lease components included within a contract. The Company also adopted an optional transition method that waives the requirement to apply the ASU to the comparative periods presented within the financial statements in the year of adoption. Therefore, results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under Topic 840. See Note 5 for additional discussion of the Company’s adoption of Topic 842 and its lease accounting policies.

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

January 1, 2020

The Company has formed an implementation team to evaluate the impact this ASU will have on its consolidated financial statements. Based on the Company's preliminary evaluation, the ASU is expected to primarily impact trade accounts receivable; however, the Company is continuing to evaluate the impact this ASU may have on its consolidated financial statements.

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

January 1, 2020

The Company is currently evaluating the impact this ASU may have on its consolidated financial statements. However, the Company does not expect this ASU to have a significant impact on its financial statements but may have significant impact on disclosures for any level 3 assets or liabilities.

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

January 1, 2020

The Company plans to adopt this ASU prospectively to all implementation costs incurred after the date of adoption and is currently evaluating the impact this ASU may have on its consolidated financial statements. However, the Company does not expect this ASU to have a material impact to its consolidated financial statements.

3. Acquisitions

Acquisition of Spinal Kinetics Inc.

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

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date:

(U.S. Dollars, in thousands)	Final Acquisition Date Fair Value	Assigned Useful Life
Assets acquired
Cash and cash equivalents	$6,785
Restricted cash	30
Accounts receivable	1,705
Inventories	8,175
Prepaid expenses and other current assets	315
Property, plant and equipment	2,285
Other long-term assets	320
Developed technology	12,400	10 years
In-process research and development ("IPR&D")	26,800	10 years
Tradename	100	2 years
Deferred income taxes	3,594
Total identifiable assets acquired	$62,509

Liabilities assumed
Accounts payable	$351
Other current liabilities	2,869
Other long-term liabilities	301
Total liabilities assumed	$3,521
Goodwill	17,612
Total fair value of consideration transferred	$76,600

On February 6, 2019, the Company obtained U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc for patients suffering from cervical disease degeneration and started amortizing IPR&D. The $17.6 million of goodwill recognized was assigned to the Global Spine reporting segment.

The Company did not recognize any acquisition related costs during the three and nine months ended September 30, 2019 and recorded $0.3 million and $3.3 million of acquisition related costs during the three and nine months ended September 30, 2018. These costs are included in the condensed consolidated statements of operations and comprehensive income (loss) within general and administrative expenses. The Company’s results of operations included net sales of $4.2 million and $2.9 million related to Spinal Kinetics for the three months ended September 30, 2019 and 2018, respectively, and net sales of $10.5 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, the Company’s results of operations included net losses of $2.9 million and $2.1 million related to Spinal Kinetics for the three months ended September 30, 2019 and 2018, respectively, and net losses of $10.3 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2019 and 2018, which combines the historical results of operations of Orthofix and Spinal Kinetics as though the companies had been combined as of January 1, 2018. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time.

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$113,499	$111,708	$338,461	$336,882
Net income (loss)	(40,498)	(923)	(40,148)	5,276

Options Medical, LLC Asset Acquisition

On January 31, 2019, the Company acquired certain assets of Options Medical, LLC (“Options Medical”), a medical device distributor based in Florida. Under the terms of the acquisition, the parties agreed to terminate an existing exclusive sales representative agreement, employees of Options Medical became employees of the Company, and the Company acquired all customer lists and customer information related to the sale of the Company’s products. As consideration for the assets acquired, the Company paid $6.4 million. Additionally, as an inducement to enter into employment with the Company, the Company provided 25,478 restricted stock units (“RSUs”), with a fair value of $1.4 million, to the Options Medical founder. These RSUs will vest in one-third annual increments beginning on the first anniversary of the grant date and are contingent upon continued employment. The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date.

(U.S. Dollars, in thousands)	Fair Value	Balance Sheet Classification	Assigned Useful Life
Assets acquired
Operating lease assets	$175	Other long-term assets
Customer relationships	5,832	Intangible assets, net	10 years
Assembled workforce	568	Intangible assets, net	5 years
Total identifiable assets acquired	$6,575

Liabilities assumed
Operating lease liability - short-term	$69	Other current liabilities
Operating lease liability - long-term	106	Other long-term liabilities
Total liabilities assumed	175
Total fair value of consideration transferred	$6,400

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	September 30, 2019	December 31, 2018
Raw materials	$7,760	$8,463
Work-in-process	10,532	13,478
Finished products	62,701	54,906
Inventories	$80,993	$76,847

5. Leases

As discussed in Note 2, the Company adopted ASU No. 2016-02—Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach. Adoption of the new standard resulted in the recognition of operating lease assets and lease liabilities of $20.2 million and $20.5 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities, net of the deferred tax impact, and the elimination of historical prepaid or deferred rent, was recorded as an adjustment to retained earnings. The net impact of adoption to the Company’s balance sheet as of January 1, 2019 is presented in the table below. The standard did not have a material impact to the Company’s condensed consolidated statements of operations and comprehensive income (loss) or cash flows.

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

A summary of the Company’s lease portfolio as of September 30, 2019 is presented in the table below:

(U.S. Dollars, in thousands, except lease term and discount rate)	Classification	September 30, 2019
Assets
Operating leases	Other long-term assets	$5,894
Finance leases	Property, plant and equipment, net	20,451
Total lease assets		26,345
Liabilities
Current
Operating leases	Other current liabilities	1,798
Finance leases	Current portion of finance lease liability	293
Long-term
Operating leases	Other long-term liabilities	4,205
Finance leases	Long-term portion of finance lease liability	20,767
Total lease liabilities		$27,063

Weighted Average Remaining Lease Term
Operating leases		4.3 years
Finance leases		20.9 years

Weighted Average Discount Rate
Operating leases		2.45%
Finance leases		4.38%

The components of lease costs were as follows:

(U.S. Dollars, in thousands)	Three Months ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease costs:
Amortization of right-of-use assets	$244	$728
Interest on finance lease liabilities	233	687
Operating lease costs	538	1,618
Short-term lease costs	61	195
Variable lease costs	173	501
Total lease costs	$1,249	$3,729

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,037
Operating cash flows from finance leases	687
Financing cash flows from finance leases	276
Right-of-use assets obtained in exchange for lease obligations
Operating leases	598
Finance leases	21,179

A summary of the Company’s remaining lease liabilities as of September 30, 2019 is included below:

(U.S. Dollars, in thousands)	Operating Leases	Finance Leases
2019	$505	$321
2020	$1,863	$1,013
2021	$1,654	$1,414
2022	$1,333	$1,442
2023	$250	$1,471
Thereafter	$782	$27,207
Total undiscounted value of lease liabilities	$6,387	$32,868
Less: Interest	(384)	(11,808)
Present value of lease liabilities	$6,003	$21,060

Current portion of lease liabilities	1,798	293
Long-term portion of lease liabilities	4,205	20,767
Total lease liabilities	$6,003	$21,060

6. Long-term debt

As of September 30, 2019, the Company had no borrowings under its five year $125 million secured revolving credit facility. In addition, the Company had no borrowings on its €5.5 million ($6.0 million) available lines of credit in Italy as of September 30, 2019.  The Company was in compliance with all required financial covenants as of September 30, 2019.

On October 25, 2019, the Company, and certain of its wholly-owned subsidiaries (collectively with the Company, the “Borrowers”), as borrowers, and certain material subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for a $300 million secured revolving credit facility maturing on October 25, 2024 (the “Facility”), and amends and restates the previous $125 million secured revolving credit facility.  As of October 28, 2019, the Borrowers have not made any borrowings under the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes of the Company and its subsidiaries (including permitted acquisitions and permitted payments of dividends and other distributions).  The Facility is available in US Dollars with up to $150 million of the Facility available to be borrowed in Euros and Pounds Sterling (the “Agreed Currencies”).  The Facility further permits up to $50 million to be utilized for the issuance of letters of credit in the Agreed Currencies.  The Borrowers have the ability to increase the amount of the Facility, which increases may take the form of increases to the revolving credit commitments or the issuance of new term A loans, by an aggregate amount of up to the greater of $150 million or an incremental amount such that the total amount of the Facility does not exceed 350% of consolidated EBITDA of the Company (as determined for the four fiscal quarter period most recently ended for which financial statements are available), upon satisfaction of customary conditions precedent for such increases or incremental loans and receipt of additional commitments by one or more existing or new lenders.

Borrowings under the Facility bear interest at a floating rate, which will be, at the Borrowers’ option, either LIBOR plus an applicable margin ranging from 1.25% to 2.25%, or a base rate plus an applicable margin ranging from 0.25% to 1.25% (in each case subject to adjustment based on the Company’s total net leverage ratio).  An unused fee ranging from 0.15% to 0.25% (subject to adjustment based on the Company’s total net leverage ratio) is payable quarterly in arrears based on the daily amount of the undrawn portion of each lender’s revolving credit commitments under the Facility.  Fees are payable on outstanding letters of credit at a rate equal to the applicable margin for LIBOR loans, plus certain customary fees payable solely to the issuer of the letter of credit.

Certain of the Company’s existing and future material subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of the Borrowers’ obligations under the Amended Credit Agreement.  The obligations of the Borrowers and each of the Guarantors with respect to the Amended Credit Agreement are secured by a pledge of substantially all of the personal property assets of the Borrowers and each of the Guarantors, including accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries.

The Amended Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the Amended Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total net leverage ratio of not more than 3.5 to 1.0 (which ratio can be permitted to increase to 4.0 to 1.0 for no more than 4 fiscal quarters following a material acquisition) and an interest coverage ratio of at least 3.0 to 1.0.  The Amended Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

7. Fair value measurements and investments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	September 30, 2019				December 31, 2018
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Treasury securities	$447	$—	$—	$447	$490
Bone Biologics equity warrants	—	—	—	—	—
Bone Biologics equity securities	—	219	—	219	219
eNeura debt security	—	—	—	—	17,820
eNeura warrant	—	—	—	—	—
Total	$447	$219	$—	$666	$18,529
Liabilities
Contingent consideration	$—	$—	$(41,700)	$(41,700)	$(28,560)
Deferred compensation plan	—	(1,242)	—	(1,242)	(1,275)
Total	$—	$(1,242)	$(41,700)	$(42,942)	$(29,835)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
Bone Biologics equity securities and warrants beginning balance	$219	$4,668	$219	$2,768
Impact of adoption of ASU 2016-01 recognized in other income (expense), net	—	—	—	1,629
Purchase of additional common stock	—	—	—	500
Fair value adjustments, expirations, and impairments recognized in other income (expense), net	—	(4,449)	—	(4,678)
Bone Biologics equity securities and warrants ending balance	$219	$219	$219	$219

eNeura Debt Security and Warrant

As of September 30, 2019, the Company held a debt security of eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The debt security was originally set to mature on March 4, 2019. On March 1, 2019, the Company entered into an Amended and Restated Senior Secured Promissory Note with eNeura (the “Restructured Debt Security”) to restructure the debt security, which extended the maturity date to the earlier of (i) March 4, 2022, (ii) the effective date of a change in control, or (iii) the effective date of an initial public offering by eNeura, and which also eliminated the conversion feature included within the original note. As consideration for the extension, eNeura issued to the Company a Warrant to Purchase Common Stock (the “Warrant”), exercisable at $0.01 per share over a ten year contractual term, for a number of shares equal to 10% of the sum of the outstanding principal and accrued interest on the Amended and Restated Debt Security as of March 1, 2019, divided by $1.00 (subject to certain anti-dilution provisions).

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

Subsequent to the restructuring, the debt security was no longer classified as an available for sale debt security, but rather as a held to maturity debt security. The debt security was reclassified from an available for sale debt security to a held to maturity debt security at its fair value on the date of the restructuring. As a result, the unrealized gains included in accumulated other comprehensive income related to the debt security were to be subsequently amortized to interest income over the remaining term of the Restructured Debt Security.

The Warrant was recorded at fair value and included in other long-term assets. The fair value of the Warrant was based on significant unobservable inputs, including the use of a discounted cash flow model and an option-pricing model, requiring the Company to develop its own assumptions; therefore, the Company categorized this asset as a Level 3 financial asset. The Warrant was considered an investment that does not have a readily determinable fair value. As such, the Company measured the Warrant at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

During the quarter ended September 30, 2019, the Company engaged in negotiations with eNeura to settle the Restructured Debt Security and on October 25, 2019, the Company and eNeura settled the Restructured Debt Security for a  $4.0 million cash payment and agreed to transfer the Warrant to eNeura. As such, at September 30, 2019, the Company determined the Restructured Debt Security and Warrant were impaired and adjusted the carrying value of the Restructured Debt Security to $4.0 million, its settlement value, by recording a net other-than-temporary impairment of $6.5 million in other expense, net, which includes a reclassification of the related unrealized gains included in accumulated other comprehensive income of $5.2 million. Further, the Company also reclassified the remaining balance of the Restructured Debt Security to other current assets as payment was received within the next twelve months.

During the three and nine months ended September 30, 2019, the Company recognized $0.5 and $1.5 million in interest income related to the eNeura debt security. The Company did not recognize any interest income during the three and nine months ended September 30, 2018.

The following table provides a reconciliation of the beginning and ending balances for the eNeura debt security and Warrant measured and reflected in the condensed consolidated balance sheets at fair value using significant unobservable inputs (Level 3) prior to the settlement discussed above:

(U.S. Dollars, in thousands)	2019	2018
eNeura debt security and Warrant at January 1	$17,820	$16,050
Gains or losses recorded for the period
Recognized in other comprehensive income (loss)	(2,593)	3,200
Change in classification of debt security to held to maturity	(15,227)	—
Issuance of Warrant as consideration for extension	491	—
Impairment of Warrant	(491)	—
eNeura debt security and Warrant at September 30	$—	$19,250

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

On February 6, 2019, the Company obtained FDA approval of the M6-C artificial cervical disc. This approval triggered the Company’s payment obligation of $15.0 million for the achievement of the FDA Milestone and such obligation was paid on February 14, 2019. The estimated fair value of the remaining contingent consideration was $41.7 million as of September 30, 2019; however, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration. This resulted in the recognition of expense of $22.3 and $28.1 million during the three and nine months ended September 30, 2019, respectively, which was primarily attributable to a change in management’s forecast of future net sales of the artificial discs, including an acceleration of the expected timing of such future sales during the three months ended September 30, 2019, subsequent to the Company’s launch of the product in the U.S. At September 30, 2019, the Company has classified $14.5 million of the liability attributable to the revenue-based milestones within other current liabilities, as the Company expects to pay one of the revenue-based milestones in the next twelve months, and the remaining $27.2 million within other long-term liabilities. Any changes in fair value are recorded as an operating expense and included within acquisition-related amortization and remeasurement.

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

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2019	2018
Contingent consideration at January 1	$28,560	$—
Acquisition date fair value	—	25,491
Increase in fair value recognized in acquisition-related amortization and remeasurement	28,140	2,689
Payment made	(15,000)	—
Contingent consideration at September 30	$41,700	$28,180

8. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. This healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and recorded expense of $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company has accrued $4.5 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In July 2018, the Federal Prosecution Service in Rio de Janeiro and representatives from the Brazilian antitrust authority inspected the offices of more than 30 companies, including the Company’s office in São Paulo, as part of an investigation into tender irregularities in the medical device industry. Before doing so, the authorities obtained a court order affecting the Company’s (and other companies’) local bank accounts resulting in the freezing of approximately $2.5 million of the Company’s cash, which the Company reclassified to restricted cash. On April 3, 2019, the Company’s appeal regarding the freezing of its local bank accounts was heard by the Brazil Federal Court of Appeals of Rio de Janeiro, in which the Court ordered the unfreezing of the Company’s cash. The cash was then returned without any restrictions in April 2019. As such, this balance was reclassified to cash and cash equivalents during the second quarter of 2019.

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.7 million of the Company’s cash in Brazil was frozen upon request to satisfy a judgment. Although the Company is appealing the judgment, this cash has been reclassified to restricted cash. As of September 30, 2019, the Company has an accrual of $1.6 million related to this matter.

9. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Debt Security	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(2,386)	$5,682	$3,296
Cumulative effect adjustment from adoption of ASU 2018-02	—	938	938
Other comprehensive loss	(2,195)	(2,593)	(4,788)
Income taxes	—	641	641
Reclassification adjustment to:
Interest income (expense), net	—	(1,034)	(1,034)
Other expense, net	—	(5,193)	(5,193)
Income taxes	—	1,559	1,559
Balance at September 30, 2019	$(4,581)	$—	$(4,581)

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Extremities.  Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants and Biologics.

The tables below present net sales by major product category by reporting segment:

	Three Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	Change
Bone Growth Therapies	$48,836	$48,059	1.6%
Spinal Implants	22,947	22,102	3.8%
Biologics	16,308	14,636	11.4%
Global Spine	88,091	84,797	3.9%
Global Extremities	25,408	26,911	-5.6%
Net sales	$113,499	$111,708	1.6%

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	Change
Bone Growth Therapies	$146,228	$142,433	2.7%
Spinal Implants	69,076	66,689	3.6%
Biologics	48,784	43,639	11.8%
Global Spine	264,088	252,761	4.5%
Global Extremities	74,373	79,203	-6.1%
Net sales	$338,461	$331,964	2.0%

Product Sales and Marketing Service Fees

The table below presents net sales, which includes product sales and marketing service fees, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
Product sales	$97,833	$97,604	$291,632	$289,946
Marketing service fees	15,666	14,104	46,829	42,018
Net sales	$113,499	$111,708	$338,461	$331,964

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

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of Orthofix products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $3.5 million and $1.9 million as of September 30, 2019, and December 31, 2018, respectively.

11. Business segment information

During the first quarter of 2019, the Company changed its reporting segments from four reporting segments, previously reported as Bone Growth Therapies, Spinal Implants, Biologics, and Orthofix Extremities, to two reporting segments:  Global Spine and Global Extremities. Additionally, the Company changed the performance measure used to evaluate segment performance from Non-GAAP net margin to EBITDA. These changes were made to align how the chief operating decision maker manages the business, reviews operating performance and allocates resources. The Company has revised its segment reporting to represent how the business is now managed and restated prior periods to conform to the current segment presentation. Corporate activities are comprised of the operating expenses and activities of the Company not necessarily identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions.

As part of the change in reporting segments, the Company performed a quantitative assessment of goodwill immediately prior to and subsequently following the change in reporting segments. The analysis did not result in an impairment. In addition, the net carrying value of goodwill that was previously reported under the prior reporting segments (i) Bone Growth Therapies, (ii) Spinal Implants, and (iii) Biologics has been consolidated and is now included within the Global Spine reporting segment as of September 30, 2019.

As mentioned above, the primary metric used in managing the Company is EBITDA. The table below presents EBITDA by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
Global Spine	$(6,033)	$15,637	$21,065	$53,492
Global Extremities	1,229	3,357	3,806	7,173
Corporate	(15,949)	(15,403)	(38,356)	(35,097)
Total EBITDA	$(20,753)	$3,591	$(13,485)	$25,568
Depreciation and amortization	(6,275)	(4,738)	(18,180)	(13,661)
Interest income (expense), net	186	(181)	386	(615)
Income (loss) before income taxes	$(26,842)	$(1,328)	$(31,279)	$11,292

Geographical information

The table below presents net sales by geographic destination for each reporting unit and for the consolidated Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
Global Spine
U.S.	$82,816	$79,502	$246,943	$239,262
International	5,275	5,295	17,145	$13,499
Total Global Spine	88,091	84,797	264,088	252,761

Global Extremities
U.S.	6,636	7,254	20,078	21,193
International	18,772	19,657	54,295	58,010
Total Global Extremities	25,408	26,911	74,373	79,203

Consolidated
U.S.	89,452	86,756	267,021	260,455
International	24,047	24,952	71,440	71,509
Net sales	$113,499	$111,708	$338,461	$331,964

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of amortization related to intangible assets acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement. Components of acquisition-related amortization and remeasurement for the three months and nine months ended September 30, 2019 and 2018, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
Changes in fair value of contingent consideration	$22,270	$1,580	$28,140	$2,689
Amortization of acquired intangibles	1,338	429	3,733	802
Total	$23,608	$2,009	$31,873	$3,491

13. Share-based compensation

The following tables present the detail of share-based compensation by line item in the condensed consolidated statements of operations and comprehensive income (loss) as well as by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
Cost of sales	$169	$151	$536	$408
Sales and marketing	583	514	1,885	1,436
General and administrative	4,760	4,194	13,888	11,488
Research and development	332	402	1,069	1,060
Total	$5,844	$5,261	$17,378	$14,392

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
Stock options	$599	$579	$3,637	$2,442
Time-based restricted stock awards and units	3,805	2,244	8,462	5,480
Performance-based restricted stock awards and units	—	734	—	1,493
Market-based restricted stock units	1,092	1,298	4,015	3,855
Stock purchase plan	348	406	1,264	1,122
Total	$5,844	$5,261	$17,378	$14,392

During the three months ended September 30, 2019 and 2018, the Company issued 43,603 and 50,928 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards and units. During the nine months ended September 30, 2019 and 2018, the Company issued 295,496 and 257,833 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards and units.

On August 5, 2019 the Company entered into an employment agreement with its new President of Global Spine and awarded restricted stock units and stock options valued at approximately $1.5 million as inducement grants.

Share-Based Compensation Modifications

During the first quarter of 2019, the Company entered into a Transition and Retirement Agreement (the “Retirement Agreement”) with the Company’s President and Chief Executive Officer.  As part of the Retirement Agreement, certain time-based stock options and restricted stock awards were modified to accelerate the vesting to the retirement date. In addition, stock options were modified to extend the post-termination exercise period from 18 months under a standard qualified retirement to up to four years, dependent upon the remaining contractual term of the options. The Company recognized approximately $2.2 million and $5.9 million in share-based compensation expense during the three and nine months ended September 30, 2019, related to the Retirement Agreement, which was charged to general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

14. Income taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items.  As a result, the Company’s interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.

For the three months ended September 30, 2019 and 2018, the effective tax rate was (50.9%) and 8.8%, respectively. For the nine months ended September 30, 2019 and 2018, the effective tax rate was (28.4%) and 56.3%, respectively. The primary factors affecting the Company’s effective tax rate for the three and nine months ended September 30, 2019, were financial expenses not deductible for tax purposes, primarily related to acquisition-related items, which includes remeasurement of contingent consideration, increased limitation of the deductibility of executive compensation, and benefits related to effective settlement of the 2015 federal tax examination and statute expirations.

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

15. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three and nine months ended September 30, 2019 and 2018, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares-basic	18,957,876	18,562,204	18,847,728	18,460,848
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	312,320
Unvested restricted stock awards and units	—	—	—	91,001
Weighted average common shares-diluted	18,957,876	18,562,204	18,847,728	18,864,169

There were 1,814,544 and 2,088,843 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the three months ended September 30, 2019 and 2018, respectively, and 1,880,423 and 359,172 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the nine months ended September 30, 2019 and 2018, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock awards and units, all necessary conditions had not been satisfied by the end of the respective period.

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

Notable highlights and achievements in the third quarter of 2019 include the following:

•	Net sales were $113.5 million, an increase of 1.6% on a reported basis and 2.5% on a constant currency basis
•	Biologics tissue service fees increased 11.4%, its second consecutive quarter of double-digit growth
•	Net loss was $40.5 million, a decrease of $39.3 million compared to the prior year period
•

Decrease in earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) of $24.3 million, largely driven by expenses recognized during the third quarter of 2019 for acquisition-related remeasurement

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations and comprehensive income (loss) as a percent of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (%)	2018 (%)	2019 (%)	2018 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	21.9	21.5	22.0	21.4
Gross profit	78.1	78.5	78.0	78.6
Sales and marketing	48.3	44.7	48.9	45.7
General and administrative	18.6	19.9	18.8	19.2
Research and development	7.0	8.6	7.7	7.4
Acquisition-related amortization and remeasurement	20.8	1.8	9.4	1.0
Operating income (loss)	(16.6)	3.5	(6.8)	5.3
Net income (loss)	(35.7)	(1.1)	(11.9)	1.5

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended September 30,		Percentage Change
(U.S. Dollars, in thousands)	2019	2018	Reported	Constant Currency
Bone Growth Therapies	$48,836	$48,059	1.6%	1.6%
Spinal Implants	22,947	22,102	3.8%	4.4%
Biologics	16,308	14,636	11.4%	11.4%
Global Spine	88,091	84,797	3.9%	4.0%
Global Extremities	25,408	26,911	-5.6%	-2.4%
Net sales	$113,499	$111,708	1.6%	2.5%

	Nine Months Ended September 30,		Percentage Change
(U.S. Dollars, in thousands)	2019	2018	Reported	Constant Currency
Bone Growth Therapies	$146,228	$142,433	2.7%	2.7%
Spinal Implants	69,076	66,689	3.6%	4.3%
Biologics	48,784	43,639	11.8%	11.8%
Global Spine	264,088	252,761	4.5%	4.7%
Global Extremities	74,373	79,203	-6.1%	-1.8%
Net sales	$338,461	$331,964	2.0%	3.1%

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

Three months ended September 30, 2019 compared to 2018

Net sales increased $3.3 million or 3.9%

•	Bone Growth Therapies net sales increased $0.8 million or 1.6%, primarily driven by an increase in order volume in the quarter, partially offset by customer sales mix and product mix changes
•

Spinal Implants net sales increased $0.8 million or 3.8%, primarily due to a $1.4 million increase in Motion Preservation due to our launch of the M6 artificial cervical disc in the U.S. and partially offset by timing in international stocking orders for legacy Spine Fixation products

•

Biologics net sales increased $1.7 million or 11.4%, primarily due to distribution added during the last year and the return to solid results in each of the three U.S. sales regions, as volume increased related to Trinity tissues by 14.0%, partially offset by a low single-digit price decline

Nine months ended September 30, 2019 compared to 2018

Net sales increased $11.3 million or 4.5%

•	Bone Growth Therapies net sales increased $3.8 million or 2.7%, primarily driven by an increase in order volume, partially offset by customer sales mix and product mix changes
•

Spinal Implants net sales increased $2.4 million or 3.6%, primarily driven by an increase of $5.3 million in Motion Preservation sales as we acquired Spinal Kinetics during the second quarter of 2018, and partially offset by a decrease in legacy Spine  Fixation sales of $2.9 million, primarily resulting from disruptions in our U.S. distribution channel as we upgrade our legacy sales force with new, high-potential sales partners

•

Biologics net sales increased $5.1 million or 11.8%, primarily due to distribution added during the last year and the return to solid results in each of the three U.S. sales regions, as volume increased related to Trinity tissues by 16.9%, partially offset by a low single-digit price decline as well as a contractual reduction in the marketing services fee we receive from MTF Biologics, which became effective during the first quarter of 2018

Global Extremities

Global Extremities offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. Global Extremities distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and health providers.

Three months ended September 30, 2019 compared to 2018

Net sales decreased $1.5 million or 5.6%

•	Decrease of $0.9 million due to the changes in foreign currency exchange rates, which had a negative impact on net sales
•	Decrease of $0.6 million largely attributed to variability in the timing of orders from our international stocking distributors and growth in our global direct-sales markets

Nine months ended September 30, 2019 compared to 2018

Net sales decreased $4.8 million or 6.1%

•	Decrease of $3.4 million due to the changes in foreign currency exchange rates, which had a negative impact on net sales
•	Decrease of $1.4 million largely attributed to variability in the timing of orders from our international stocking distributors and growth in our global direct-sales markets

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	% Change	2019	2018	% Change
Net sales	$113,499	$111,708	1.6%	$338,461	$331,964	2.0%
Cost of sales	24,896	24,020	3.6%	74,416	71,002	4.8%
Gross profit	$88,603	$87,688	1.0%	$264,045	$260,962	1.2%
Gross margin	78.1%	78.5%	-0.4%	78.0%	78.6%	-0.6%

Three months ended September 30, 2019 compared to 2018

Gross profit increased $0.9 million

•	Increase primarily due to the growth in net sales and partially offset by a decrease in gross margin, which decreased slightly to 78.1% compared to 78.5% in the prior year period

Nine months ended September 30, 2019 compared to 2018

Gross profit increased $3.1 million

•	Increase primarily due to the growth in net sales and partially offset by a decrease in gross margin, which decreased to 78.0% compared to 78.6% in the prior year period
•	Decrease in gross margin largely due to higher than normal charges related to the buildup of Spinal Implants inventory to support sales growth from our new sales partners in key geographies

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	% Change	2019	2018	% Change
Sales and marketing	$54,805	$49,898	9.8%	$165,363	$151,695	9.0%
As a percentage of net sales	48.3%	44.7%	3.6%	48.9%	45.7%	3.2%

Three months ended September 30, 2019 compared to 2018

Sales and marketing expense increased $4.9 million

•	Increase largely attributable to increases in headcount, training and education costs, and increased marketing efforts to support growth and the launch of the M6-C artificial cervical disc in the U.S.
•	Further increases relate to higher variable compensation rates in our Global Spine segment to support growth

Nine months ended September 30, 2019 compared to 2018

Sales and marketing expense increased $13.7 million

•	Increase largely attributable to increases in headcount, training and education costs, and increased marketing efforts to support growth and the launch of the M6-C artificial cervical disc in the U.S.
•	Further increases relate to higher variable compensation rates in our Global Spine segment to support growth

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	% Change	2019	2018	% Change
General and administrative	$21,090	$22,276	-5.3%	$63,497	$63,658	-0.3%
As a percentage of net sales	18.6%	19.9%	-1.3%	18.8%	19.2%	-0.4%

Three months ended September 30, 2019 compared to 2018

General and administrative expense decreased by $1.2 million

•

Decrease of $1.6 million in expenses associated with strategic investments, largely due to diligence and integration costs related to the acquisition of Spinal Kinetics and expenses associated with our change in jurisdiction of organization from  Curaçao to the State of Delaware (the “Domestication”) in 2018

•	Decrease of $1.3 million in certain compensation expenses, excluding the impact of succession charges
•

Partially offset by an increase of $1.2 million attributable to transition and succession charges, including acceleration of certain share-based compensation expense, relating to retirement, transition, or termination of certain named executive officers

•	Further offset by an increase of $0.4 million in depreciation expense

Nine months ended September 30, 2019 compared to 2018

General and administrative expense decreased by $0.2 million

•

Decrease of $3.3 million in expenses associated with strategic investments, largely due to diligence and integration costs related to the acquisition of Spinal Kinetics and expenses associated with the Domestication in 2018

•	Decrease of $3.3 million in certain compensation expenses, such as share-based compensation expense, excluding the impact of succession charges
•

Partially offset by an increase of $5.2 million attributable to transition and succession charges, including acceleration of certain share-based compensation expense, relating to retirement, transition, or termination of certain named executive officers

•	Further offset by an increase of $1.3 million in depreciation expense

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	% Change	2019	2018	% Change
Research and development	$7,982	$9,598	-16.8%	$26,191	$24,426	7.2%
As a percentage of net sales	7.0%	8.6%	-1.6%	7.7%	7.4%	0.3%

Three months ended September 30, 2019 compared to 2018

Research and development expense decreased by $1.6 million

•

Decrease primarily due to higher regulatory spending in the third quarter of 2018 associated with the premarket approval process for the M6-C Cervical Disc, which was approved by the U.S. Food and Drug Administration (“FDA”) in February of 2019

Nine months ended September 30, 2019 compared to 2018

Research and development expense increased $1.8 million

•

Increase largely attributable to the Spinal Kinetics acquisition, which was acquired during the second quarter of 2018, and the regulatory efforts associated with the FDA premarket approval of the M6-C Cervical Disc, which was obtained in February of 2019

•	Increase also related to costs to comply with recent medical device reporting regulations in the European Union

Acquisition-related Amortization and Remeasurement

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	% Change	2019	2018	% Change
Acquisition-related amortization and remeasurement	$23,608	$2,009	1075.1%	$31,873	$3,491	813.0%
As a percentage of net sales	20.8%	1.8%	19.0%	9.4%	1.0%	8.4%

Acquisition-related amortization and remeasurement consists of amortization related to intangibles acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement.

Three months ended September 30, 2019 compared to 2018

Acquisition-related amortization and remeasurement increased $21.6 million

•

Increase of $20.7 million related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•

Increase of $0.9 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions;  of this amount, $0.7 million is attributable to the Spinal Kinetics acquisition, which occurred during the second quarter of 2018 and includes amortization of acquired in-process research and development costs following achievement of the FDA approval milestone during the first quarter of 2019

Nine months ended September 30, 2019 compared to 2018

Acquisition-related amortization and remeasurement increased $28.4 million

•

Increase of $24.0 million related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•	Increase of $1.5 million related to the remeasurement of the FDA milestone associated with the Spinal Kinetics acquisition, which was achieved and paid during the first quarter of 2019
•

Increase of $2.9 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions;  of this amount, $2.2 million is attributable to the Spinal Kinetics acquisition, which occurred during the second quarter of 2018 and includes amortization of acquired in-process research and development costs following achievement of the FDA milestone during the first quarter of 2019

Non-operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	% Change	2019	2018	% Change
Interest income (expense), net	$186	$(181)	-202.8%	$386	$(615)	-162.8%
Other expense, net	(8,146)	(5,054)	61.2%	(8,786)	(5,785)	51.9%

Three months ended September 30, 2019 compared to 2018

Other income (expense), net, decreased $3.1 million

•	Decrease of $6.5 million associated with an other-than-temporary impairment on the eNeura debt security during the third quarter of 2019
•

Decrease of $1.0 million associated with changes in foreign currency rates, as we recorded a non-cash remeasurement loss of $1.6 million in the third quarter of 2019 compared to a loss of $0.6 million in the third quarter of 2018

•	Partially offset by an increase of $4.4 million due to the impairment of our equity holdings and warrants in Bone Biologics, Inc. (“Bone Biologics”) common stock during the third quarter of 2018

Nine months ended September 30, 2019 compared to 2018

Other income (expense), net, decreased $3.0 million

•	Decrease of $6.5 million associated with an other-than-temporary impairment on the eNeura debt security during the third quarter of 2019
•	Partially offset by a net increase of $3.1 million relating to changes in fair value and impairments of our equity holdings and warrants in Bone Biologics common stock during 2018
•

Further offset by an increase of $0.6 million associated with changes in foreign currency rates, as we recorded a non-cash remeasurement loss of $2.2 million in the nine months ended September 30, 2019 compared to a loss of $2.8 million in the nine months ended September 30, 2018

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	% Change	2019	2018	% Change
Income tax expense (benefit)	$13,656	$(117)	-11771.8%	$8,869	$6,352	39.6%
Effective tax rate	-50.9%	8.8%	-59.7%	-28.4%	56.3%	-84.7%

Three months ended September 30, 2019 compared to 2018

The decrease in the effective tax compared to the prior year period rate was primarily a result of the following factors:

•	Decrease in pre-tax earnings
•	Increases in financial expenses not deductible for tax purposes, primarily related to acquisition-related remeasurement
•	Increases in non-deductible executive compensation due to provisions of the Tax Cuts and Jobs Act (the “Tax Act”)

The primary factors affecting our effective tax rate for the third quarter of 2019 are as follows:

•	Financial expenses not deductible for tax purposes, primarily related to acquisition-related remeasurement
•	Non-deductible executive compensation due to provisions of the Tax Act

Nine months ended September 30, 2019 compared to 2018

The decrease in the effective tax rate compared to the prior year period was primarily a result of the following factors:

•	Decrease in pre-tax earnings
•	Increases in financial expenses not deductible for tax purposes, primarily related to acquisition-related remeasurement
•	Increases in non-deductible executive compensation due to provisions of the Tax Act
•	Benefits related to effective settlement of the 2015 IRS exam and statute expirations

The primary factors affecting our effective tax rate for the nine months ended September 30, 2019 are as follows:

•	Financial expenses not deductible for tax purposes, primarily related to acquisition-related remeasurement
•	Non-deductible executive compensation due to provisions of the Tax Act
•	Benefits related to effective settlement of the 2015 IRS exam and statute expirations

Segment Review

As discussed above, we changed the performance measure used to evaluate segment performance from Non-GAAP net margin to EBITDA during the first quarter of 2019. When compared to the prior year period, EBITDA decreased $24.3 million for the three months ended September 30, 2019 and decreased $39.1 million for the nine months ended September 30, 2019. These changes are largely driven by the fluctuations discussed above, but are primarily attributable to changes in acquisition-related amortization and remeasurement and sales and marketing expense. The following table reconciles EBITDA to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	2019	2018
Global Spine	$(6,033)	$15,637	$21,065	$53,492
Global Extremities	1,229	3,357	3,806	7,173
Corporate	(15,949)	(15,403)	(38,356)	(35,097)
Total EBITDA	$(20,753)	$3,591	$(13,485)	$25,568
Depreciation and amortization	(6,275)	(4,738)	(18,180)	(13,661)
Interest income (expense), net	186	(181)	386	(615)
Income (loss) before income taxes	$(26,842)	$(1,328)	$(31,279)	$11,292

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at September 30, 2019, totaled $57.5 million compared to $72.2 million at December 31, 2018, with the decrease largely a result of $15.0 million in cash paid in connection with achievement of the Spinal Kinetics FDA Milestone in 2019.

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	Change
Net cash from operating activities	$20,090	$28,829	$(8,739)
Net cash from investing activities	(21,281)	(55,921)	34,640
Net cash from financing activities	(12,610)	2,988	(15,598)
Effect of exchange rate changes on cash	(885)	(811)	(74)
Net change in cash, cash equivalents and restricted cash	$(14,686)	$(24,915)	$10,229

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities.

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2019	2018	Change
Net cash from operating activities	$20,090	$28,829	$(8,739)
Capital expenditures	(14,881)	(10,724)	(4,157)
Free cash flow	$5,209	$18,105	$(12,896)

Operating Activities

Cash flows from operating activities decreased $8.7 million

•	Decrease in net income of $45.1 million
•

Net increase of $40.3 million for non-cash gains and losses, largely related to changes in fair value of contingent consideration, depreciation and amortization, share-based compensation expense, and non-cash interest and losses on the valuation of investment securities

•	Net decrease of $3.9 million relating to changes in working capital accounts, primarily attributable to changes in inventories, other current liabilities, and other long-term assets and liabilities

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 65 days at September 30, 2019 compared to 61 days at September 30, 2018. Inventory turns remained consistent at 1.2 times as of September 30, 2019 and 2018.

Investing Activities

Cash flows from investing activities increased $34.6 million

•	Increase of $43.7 million associated with cash paid in relation to the Spinal Kinetics acquisition in 2018, net of cash acquired
•

Increase of $0.9 million associated with the acquisition of certain intangible assets in a transaction with a former distributor and by our additional investment of $0.5 million in Bone Biologics during the first quarter of 2018

•	Partially offset by $6.4 million associated with cash paid in relation to the acquisition of certain assets of Options Medical, one of our former distributors, during the first quarter of 2019
•	Further offset by $4.2 million attributable to increased capital expenditures compared to the prior year

Financing Activities

Cash flows from financing activities decreased $15.6 million

•

Decrease of $13.7 million associated with our payment of the FDA Milestone associated with the Spinal Kinetics acquisition during the first quarter of 2019, which represents the acquisition-date fair value attributable to the FDA Milestone liability originally recognized

•	Decrease in net proceeds of $0.9 million from the issuance of common shares
•

Decrease of $0.3 million attributable to principal payments made during 2019 relating to our finance lease and $0.7 million attributable to other financing cash flows, which primarily relate to deferred payments made associated with the acquisition of certain intangible assets in transactions with former distributors

Credit Facilities

On October 25, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto.  The Amended Credit Agreement provides for a $300 million secured revolving credit facility maturing on October 25, 2024 (the “Facility”), and amends and restates the existing $125 million secured revolving credit facility. As of October 28, 2019, we have not made any borrowings under the Amended Credit Agreement.

Borrowings under the Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes (including permitted acquisitions and permitted payments of dividends and other distributions). For information regarding the Amended Credit Agreement, see Note 6 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Other

For information regarding Contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

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

Two other milestone payments are comprised of revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc. The fair value of the contingent consideration arrangement as of September 30, 2019 was $41.7 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration. At September 30, 2019, we classified $14.5 million of the liability attributable to the revenue-based milestones within other current liabilities, as we expect to pay one of the revenue-based milestones in the next twelve months, and the remaining $27.2 million within other long-term liabilities. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

eNeura debt security

As of September 30, 2019, we held a debt security of eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The debt security was originally set to mature on March 4, 2019. On March 1, 2019, we entered into an Amended and Restated Senior Secured Promissory Note with eNeura (the “Restructured Debt Security”) to restructure the debt security, which extended the maturity date to the earlier of (i) March 4, 2022, (ii) the effective date of a change in control, or (iii) the effective date of an initial public offering by eNeura. As consideration for the extension, eNeura issued to us a Warrant to Purchase Common Stock (the “Warrant”), exercisable at $0.01 per share over a ten year contractual term, for a number of shares equal to 10% of the sum of the outstanding principal and accrued interest on the Amended and Restated Debt Security as of March 1, 2019, divided by $1.00 (subject to certain anti-dilution provisions).

We considered the restructuring of the eNeura debt security to be a Troubled Debt Restructuring (“TDR”).  A TDR exists when a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. In making this determination, we considered eNeura’s current financial condition and whether the restructuring of the debt security resulted in the granting of a concession after taking into account all the facts and circumstances surrounding the restructuring. The restructuring was undertaken to improve the likelihood of our effort to recover the investment in the original debt security.

Subsequent to the restructuring, the Restructured Debt Security was no longer accounted for at fair value, but rather in accordance with the accounting required for TDRs. The fair value of the debt security immediately prior to the restructuring was reclassified to be the carrying amount of the debt security, as such amount approximated our estimate of future cash collections discounted using the debt security’s effective interest rate of 8%. Our estimate of future cash flows involved significant judgment regarding the timing, expected events, and amount of future cash collections. Interest income on the restructured eNeura debt security was recorded using the interest income method; therefore, the amortized cost basis was accreted up to the amount of expected future cash flows over the term of the Restructured Debt Security.

During the quarter ended September 30, 2019, we engaged in negotiations with eNeura to settle the Restructured Debt Security and on October 25, 2019, we settled the Restructured Debt Security for a $4.0 million cash payment and agreed to transfer the Warrant to eNeura. As such, at September 30, 2019, we determined the Restructured Debt Security and Warrant were impaired and adjusted the carrying value of the Restructured Debt Security to $4.0 million, its settlement value, by recording a net other-than-temporary impairment of $6.5 million in other expense, net, which includes a reclassification of the related unrealized gains included in accumulated other comprehensive income of $5.2 million.

Brazil

On April 3, 2019, our appeal regarding the freezing of our local bank accounts in Brazil was heard by the Brazil Federal Court of Appeals of Rio de Janeiro, in which the Court ordered the unfreezing of the cash. Approximately $2.5 million was then returned without any restrictions in April 2019. As such, this balance has been reclassified to cash and cash equivalents as of September 30, 2019.

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.7 million of our cash in Brazil was frozen upon request to satisfy a judgment. Although we are appealing the judgment, this cash has been reclassified to restricted cash.

For additional discussion regarding these matters, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

EBITDA

EBITDA is a non-GAAP metric defined as earnings before interest income (expense), income taxes, depreciation, and amortization. EBITDA is the primary metric used by our Chief Operating Decision Maker in managing the business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, known to the President and Chief Executive Officer or the Chief Financial Officer that occurred for the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the third quarter of 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

10.1

Letter agreement, dated July 30, 2019, between the Company and Jon Serbousek (filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 2, 2019 and incorporated herein by reference).

10.2*	Change in Control and Severance Agreement, dated August 5, 2019, between Jon Serbousek and Orthofix Medical Inc.

10.3*	Indemnification Agreement, dated August 5, 2019, between Jon C. Serbousek and Orthofix Medical Inc.

10.4	Employee Inducement Non-Qualified Stock Option Agreement for Jon Serbousek (filed as an exhibit to the Company’s Form S-8 filed on August 5, 2019 and incorporated herein by reference).

10.5	Employee Inducement Restricted Stock Unit Agreement for Jon Serbousek (filed as an exhibit to the Company’s Form S-8 filed on August 5, 2019 and incorporated herein by reference).

10.6

Consulting Agreement, dated July 15, 2019, between Bradley V. Niemann and Orthofix Medical Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 15, 2019 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: October 28, 2019	By:	/s/ BRADLEY R. MASON
	Name:	Bradley R. Mason
	Title:	President and Chief Executive Officer

Date: October 28, 2019	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer