Form 10-K
period 2019-12-31
Orthofix Medical Inc.
filed 2020-02-24
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0-19961

ORTHOFIX MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1340767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3451 Plano Parkway, Lewisville, Texas	75056
(Address of principal executive offices)	(Zip Code)

(214) 937-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	OFIX	Nasdaq Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Exchange on Which Registered)

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

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 30, 2019, as reported by the Nasdaq Global Select Market, was approximately $995.8 million.

As of February 20, 2020, 19,179,120 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement to be filed with the Commission in connection with the Orthofix Medical Inc. 2020 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

Orthofix Medical Inc.

Form 10-K for the Year Ended December 31, 2019

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict, including the risks described in Part I, Item 1A, “Risk Factors.” Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, to reflect new information, the occurrence of future events or circumstances or otherwise.

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

Company Overview

We are a global medical device company focused on musculoskeletal products and therapies. Our mission is to improve patients’ lives by providing superior reconstruction and regenerative musculoskeletal solutions to physicians worldwide. Headquartered in Lewisville, Texas, our spine and orthopedic extremities products are distributed in more than seventy countries via our sales representatives and distributors.

We have administrative and training facilities in the United States (“U.S.”), Italy, Brazil, the United Kingdom (“U.K.”), France, and Germany, and manufacturing facilities in the U.S. and Italy. We directly distribute products in the U.S., Italy, the U.K., Germany, and France. In several of these and other markets, we also distribute our products through independent distributors.

The Company originally was formed in 1987 in Curaçao and is now a corporation operating under the laws of the State of Delaware. In 2018, the Company completed a change in its jurisdiction of organization from Curaçao to the State of Delaware and changed its name to “Orthofix Medical Inc.”

Available Information and Orthofix Website

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Annual Proxy Statement on Schedule 14A, any registration statements, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Annual Report. Our website is located at www.orthofix.com. Our SEC filings are also available on the SEC website at www.sec.gov.

Business Segments

We manage our business by our two reporting segments, Global Spine and Global Extremities, which accounted for 78% and 22%, respectively, of our total net sales in 2019. The chart below presents net sales, which includes product sales and marketing service fees, by reporting segment for each of the years ended December 31, 2019, 2018, and 2017.

Financial information regarding our reportable business segments and certain geographic information is included in Part II, Item 7 of this Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Global Spine

The Global Spine reporting segment is largely represented by three product categories, i) Bone Growth Therapies, ii) Spinal Implants, and iii) Biologics. Our strategies within the Global Spine reporting segment for each of these product categories, and the principal products within each of these categories, are described below in further detail:

Bone Growth Therapies

Within the Bone Growth Therapies product category of the Global Spine reporting segment, we manufacture, distribute, and provide support services for market-leading bone growth stimulation devices that enhance bone fusion. These class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spinal, appendicular fractures that have not healed (nonunions). These devices utilize Orthofix’s patented pulsed electromagnetic field (“PEMF”) technology, the safety and efficacy of which is supported by basic mechanism of action data in the scientific literature, as well as published data from level one randomized controlled clinical trials. The devices are compatible with the STIM onTrack mobile application, which includes a first-to-market feature that enables physicians to remotely view and assess patient adherence to treatment protocols and patient reported outcome measures. We currently have research and a clinical study underway to identify potential clinical indications for treating rotator cuff tears. We sell our Bone Growth Therapies products almost exclusively in the U.S. using distributors and direct sales representatives to sell and deliver our devices to hospitals, healthcare providers, and patients.

Bone Growth Therapies Strategy

Our strategy for the Bone Growth Therapies product category is to expand patient access to bone growth therapy devices that deliver noninvasive treatment for promoting healing in fractured bones and spinal fusions. Our key strategies in this product category are to:

•	Promote competitive advantages of our recently launched products and STIM onTrack mobile app
•	Support adoption and reimbursement with:
o	North American Spine Society’s (“NASS”) Coverage Policy Recommendation
o	Post-market clinical research
•	Continue to invest in expanding our sales force
•	Bring to market new PEMF products addressing unmet clinical needs

Bone Growth Therapies Products

The following table and discussion identify our principal Bone Growth Therapies products by trade name and describe their primary applications:

Product	Primary Application

CervicalStim Spinal Fusion Therapy	PEMF non-invasive cervical spinal fusion therapy used to enhance bone growth

SpinalStim Spinal Fusion Therapy	PEMF non-invasive lumbar spinal fusion therapy used to enhance bone growth

PhysioStim Bone Healing Therapy	PEMF non-invasive appendicular skeleton healing therapy used to enhance bone growth in nonunion fractures

Spinal Therapy

Our bone growth therapy devices used in spinal applications are designed to enhance bone growth and the success rate of certain spinal fusions by stimulating the body’s own natural healing mechanism post-surgically. These non-invasive portable devices are intended to be used as part of a home treatment program prescribed by a physician.

We offer two spinal fusion therapy devices: the SpinalStim and CervicalStim devices. Our stimulation products use a PEMF technology designed to enhance the growth of bone tissue following surgery and are placed externally over the site to be healed. Research data shows that our PEMF signal induces mineralization and results in a process that stimulates new regeneration at the spinal fusion site. Some spine fusion patients are at greater risk of not achieving a solid fusion of new bone around the fusion site. These patients typically have one or more risk factors such as smoking, obesity, or diabetes, or their surgery involves the revision of a failed fusion or the fusion of multiple levels of vertebrae in one procedure. For these patients, post-surgical bone growth therapy has been shown to significantly increase the probability of fusion success.

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

Our CervicalStim product remains the only FDA-approved bone growth stimulator on the market indicated for use as an adjunct to cervical spine fusion surgery in patients at high-risk for non-fusion. The FDA approved this device in 2004 and it has been commercially available in the U.S. since 2005.

In 2016, the NASS issued first-of-its-kind coverage recommendations for electrical bone growth stimulators. These evidence-based coverage policy recommendations support the use of PEMF devices as an adjunct to spinal fusion surgery in high-risk patients. The NASS coverage policy recommends coverage of the use of electrical stimulation for spinal fusion healing in all regions of the spine, including cervical and lumbar regions. The validation of PEMF electrical stimulation from this leading surgical society has and is expected to continue to further support our efforts to expand the availability and use of the therapy to the many patients who can benefit from it.

In 2017, we announced FDA and European Commission CE mark approval for our next-generation SpinalStim and CervicalStim bone growth stimulators. The CervicalStim and SpinalStim systems available in the U.S. are accompanied by a new application for mobile devices called STIM onTrack. The mobile app includes a first-to-market feature that enables physicians to remotely view patient adhence to prescribed treatment protocols and patient reported outcome measures. Designed for use with smartphones and other mobile devices, the STIM onTrack tool helps patients follow their prescription with daily treatment reminders and a device usage calendar. The app is free and available through the iTunes App Store. In addition to the app, the next-generation bone growth stimulators include patient enhancements aimed at improving fit, comfort, and ease of use.

Orthopedic Therapy

Our PhysioStim bone healing therapy products use PEMF technology similar to that used in our spine stimulators. The primary difference is that the PhysioStim devices are designed for use on the appendicular skeleton.

A bone’s regenerative power results in most fractures healing naturally within a few months. However, in the presence of certain risk factors, some fractures do not heal or heal slowly, resulting in “nonunions.” Traditionally, orthopedists have treated such nonunion conditions surgically, often by means of a bone graft with fracture fixation devices, such as bone plates, screws, or intramedullary rods. These are examples of “invasive” treatments. Our patented PhysioStim bone healing therapy products are designed to use a low level of PEMF signals to noninvasively activate the body’s natural healing process. The devices are anatomically designed, allowing ease of placement, patient mobility, and the ability to cover a large treatment area.

In 2018, we announced the FDA and European Commission CE mark approval for our next-generation PhysioStim bone growth stimulator. Similar to the next-generation CervicalStim and SpinalStim systems, the PhysioStim device is also accompanied by the STIM onTrack mobile app, enabling physicians treating patients with nonunion fractures to remotely view and assess patient adhernce to prescribed treatment protocols and patient reported outcome measures. In addition to the app, the next-generation PhysioStim devices also include patient enhancements aimed at improving fit, comfort, and ease of use.

Future Applications

We have sponsored research at the University of Pennsylvania, Cleveland Clinic, New York University, and University of California San Francisco, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and tendon and efficacy of healing. From these efforts, many studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic and the University of Pennsylvania, allowing for characterization and visualization of the Orthofix PEMF waveform, is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data, along with additional clinical data, could represent new clinical indication opportunities for our regenerative stimulation solutions.

Spinal Implants

Within the Spinal Implants product category of the Global Spine reporting segment, we design, develop and market a portfolio of motion preservation and fixation implant products used in surgical procedures of the spine. We distribute these products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.

Spinal Implants Strategy

Our vision for the Spinal Implants product category is to become a first choice for surgeons, healthcare providers, and payers by demonstrating strength in partnership. Our key strategies in this product category are:

•	Accelerate training and market acceptance in the U.S. for our M6-C artificial cervical disc
•	Continue creating differentiated products
•	Provide exceptional training and education programs for sales representatives and surgeons
•	Acquire or license products, technologies and companies to further expand the Spinal Implants portfolio

Spinal Implants Products

The following table and discussion identify our key Spinal Implants products by trade name and describe their primary applications:

Product	Primary Application

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

CETRA Anterior Cervical Plate System	An anterior cervical plate system offering a low profile plate with an intuitive locking mechanism, large graft windows, a high degree of screw angulation, and simplified instrumentation

CONSTRUX Mini PEEK / Titanium Composite (“PTC”) Spacer System	A cervical interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a Polyetheretherketones (“PEEK”) core to maintain imaging characteristics

FORZA PTC Spacer System	A posterior lumbar interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics

PILLAR SA PTC PEEK Spacer System	A standalone Anterior Lumbar Interbody Fusion (“ALIF”) lumbar interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics

Product	Primary Application
FIREBIRD / FIREBIRD NXG Spinal Fixation System	A system of rods, crossbars, and modular pedicle screws designed to be implanted during a posterior lumbar spine fusion procedure

JANUS Midline Fixation Screw

An addition to the Firebird Spinal Fixation System designed to achieve more cortical bone purchase in the medial to lateral trajectory, when compared to traditional pedicle screws, and that provides surgeons with the option of a midline approach

Connector System for revisions	A comprehensive system to reduce the complexity of revising and extending existing spinal constructs; this eliminates the need to remove existing hardware while providing stability at adjacent levels

CENTURION Posterior Occipital Cervico-Thoracic (“POCT”) System	A multiple component system comprised of a variety of non-sterile, single use components made of titanium alloy or cobalt chrome that allow the surgeon to build a spinal implant construct

FIREBIRD SI	A minimally invasive screw system that is intended for fixation of sacroiliac joint disruptions in skeletally mature patients

FIREBIRD Deformity Correction System	An extension to the Firebird Spinal Fixation System that provides additional instrument and implant options for complex thoracolumbar spine procedures

PHOENIX Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird Spinal Fixation System designed to be implanted during a posterior thoracolumbar spine fusion procedure

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

Motion Preservation Solutions

In 2018, we acquired Spinal Kinetics Inc., a privately held developer and manufacturer of artificial cervical and lumbar discs, namely the M6-C cervical and M6-L lumbar artificial discs, which are used to treat patients suffering from degenerative disc disease of the spine. The M6 discs are the only artificial discs that mimic the anatomic structure of a natural disc by incorporating an artificial viscoelastic nucleus and fiber annulus into their design. Like a natural disc, this unique construct allows for shock absorption at the implanted level, as well as provides a controlled range of motion when the spine transitions in its combined complex movements. Both discs have European Commission CE mark approval and prior to 2019, had historically been exclusively distributed outside the U.S. In February 2019, we received FDA approval of the M6-C artificial cervical disc to treat patients with cervical disc degeneration. We released the M6-C artificial cervical disc in the U.S. in 2019 through a controlled market launch accompanied by an extensive training and education curriculum for surgeons. As of December 31, 2019, we have recorded $4.1 million in motion preservation sales within the U.S. market. In addition, we are in the planning phase of a 2-level investigational device exemption study for the M6-C artificial cervical disc, which we plan to initiate in 2020.

Spinal Repair Solutions

We provide a wide array of implants designed for use primarily in cervical, thoracic, and lumbar fusion surgeries. These implants are made of either metal or a thermoplastic compound called PEEK. The majority of the implants that we offer are made of titanium metal. The Spinal Fixation System, the Firebird Spinal Fixation System, the Phoenix Minimally Invasive Spinal Fixation System, the Ascent, Ascent LE, and the Centurion POCT Systems are sets of rods, cross connectors and screws that are implanted during posterior fusion procedures. The Firebird Modular and pre-assembled Spinal Fixation Systems are designed to be used in either open or minimally-invasive posterior lumbar fusion procedures with our ProView MAP System. To complement our plates, rods and screw fixation options we offer an entire portfolio of cervical and thoracolumbar PEEK interbody devices within our Pillar and Forza product lines.  This interbody portfolio includes two stand-alone devices, Lonestar and Pillar SA, as well as the Construx Mini PTC system, a novel titanium composite spacer, which offers a superior alternative to other plasma spray coated options currently available on the market.  We also offer specialty plates and screws that are used in less common procedures, and as such, are not manufactured by many device makers.

Biologics

Within the Biologics product category of the Global Spine reporting segment, we provide a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This product category specializes in the marketing of regeneration tissue forms and distributes MTF Biologics (“MTF”) tissues to hospitals and healthcare providers, primarily in the U.S., through a network of independent distributors and sales representatives. Our partnership with MTF allows us to exclusively market the Trinity ELITE and Trinity Evolution tissue forms for musculoskeletal defects to enhance bony fusion.

Biologics Strategy

In order to drive further adoption and use of our products, our strategy for the Biologics product category is to educate physicians, both directly and through our sales force, of the surgical and patient benefits of using our portfolio of regenerative tissues and products to augment their surgical procedures and results. Our key strategies in this product category are to:

•	Leverage sales channels of our spine and extremities businesses to expand coverage
•	Continue to leverage the surgeon-preferred Trinity ELITE characteristics and clinical evidence
•	Continue to expand and promote the breadth of the portfolio with offerings such as fiberFUSE
•	Accelerate new tissue development projects with MTF

Biologics Products

The following table and discussion identify the principal Biologics products by trade name and describe their primary applications:

Product	Primary Application

Trinity ELITE	A fully moldable allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

Trinity Evolution	An allograft with viable cells used during surgery that is designed to enhance the success of a spinal fusion or bone fusion procedure

AlloQuent Structural Allografts

Interbody devices made of cortical bone (or cortical-cancellous grafts) that are designed to restore the space that has been lost between two or more vertebrae due to a degenerated disc during a spinal fusion procedure

Collage Synthetic Osteoconductive Scaffold	A synthetic bone void filler

fiberFUSE	An allograft comprised of a mixture of cancellous bone and demineralized cortical bone that creates a natural scaffold for revascularization, cellular ingrowth, and new bone formation

VersaShield	A thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands

The regenerative solutions offered as part of the Biologics product category’s portfolio include solutions for a variety of musculoskeletal defects used in spinal and extremity orthopedic procedures.

Regenerative Solutions

The premier biologics tissues we market include the Trinity ELITE and Trinity Evolution tissue forms, which are cortical cancellous allografts that contain viable cells and are used during surgery in the treatment of musculoskeletal defects for bone reconstruction and repair. These allografts are intended to offer a viable alternative to an autograft procedure, as harvesting autograft has been shown to add risk of an additional surgical procedure and related patient discomfort in conjunction with a repair surgery.

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

The fiberFUSE tissue is the newest biologics tissue form with handling characteristics analogous to Trinity ELITE and expands the offering to address a broader scope of surgical applications. This tissue offering was developed by MTF in close collaboration to expand the Orthofix portfolio and provides an opportunity to serve a great number of clinical indications addressed by surgeons.

We also market the VersaShield tissue form, a thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands. Amniotic tissue forms derived from donated human placenta are used in a wide variety of applications and are valued for their healing properties, scar reduction and anti-adhesion characteristics. The VersaShield tissue is derived from the human placental layers, amnion and chorion, thin elastic membranes that allow the tissue to conform to the surface of the surgical site.

We receive marketing fees through our collaboration with MTF for the Trinity ELITE, Trinity Evolution, fiberFUSE, and VersaShield tissues. MTF processes the tissues, maintains inventory, and invoices hospitals and surgery centers and other points of care for service fees, which are submitted by customers via purchase orders. We have exclusive worldwide rights to market the Trinity ELITE and Trinity Evolution tissue forms. We market the VersaShield tissue under a private label brand via a non-exclusive marketing agreement for the tissue form.

To date, our Biologics products are offered primarily in the U.S. market due in part to restrictions on providing U.S. human donor tissue in other countries.

Global Extremities

The Global Extremities reporting segment offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This reporting segment specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction, and bone reconstruction procedures. We distribute these products through a global network of distributors and sales representatives to sell our orthopedic products to hospitals and healthcare providers.

Global Extremities Strategy

Our strategy for the Global Extremities reporting segment is to continue to provide highly valued external and internal temporary to definitive fixation devices used in fracture repair, deformity correction, and bone reconstruction. Our key strategies in this segment are:

•	Geographic market & product focus on:
o	Pediatrics & deformity correction worldwide
o	Foot & ankle in the U.S.
o	Trauma in selected geographies
•	Promote the advantages of our JuniOrtho pediatric portfolio and support tools
•	Leverage the market acceptance of the TL-Hex platform
•	Close on the FITBONE asset acquisition transaction and Integrate the FITBONE business

•	Continue the strong pace of new product launches
•	Acquire or license products, technologies and companies to support these market opportunities.

Global Extremities Products

The following table and discussion identify the principal Global Extremities products by trade name and describe their primary applications:

Product	Primary Application

External Fixator	External fixation and internal fixation, including the Sheffield Ring, limb-lengthening systems, DAF, ProCallus, XCaliber and Gotfried P.C.C.P

Eight-Plate + Guided Growth System	The 2nd generation plate for treatment for bowed legs or knock knees of children

LRS Advanced Limb Reconstruction System	External fixation for limb lengthening and corrections of deformity

TrueLok	Ring fixation system for trauma, limb lengthening, and deformity correction

TL-HEX TrueLok Hexapod System (“TL-HEX”)	Hexapod external fixation system for trauma and deformity correction with associated software

HEX RAY	An innovative software to manage pre-operation and post-operation planning in connection with the TL-HEX system

Galaxy Fixation System	External fixation system for temporary and definitive fracture fixation, including anatomical specific clamps

VeroNail Trochanteric Nailing System	Trochanteric titanium nailing system for hip fractures

Centronail Titanium Nailing System	Complete range of intramedullary nails including the Humeral Nail

Ankle Hind Foot Nailing System (“AHN”)	An extension of the Centronail range of intramedullary nails

Chimaera Hip Fracture System	A strong, versatile hip nail that allows fixation to be adapted to the type of fracture being treated

Agile Nail	A small rigid intramedullary nail to treat adolescent patients

MJ FLEX	An innovative elastic nail with a unique design to be used in pediatric patients

OSCAR	Ultrasonic bone cement removal

Ankle Hindfoot Nail (“AHN”)	A differentiated solution for hindfoot fusions

Contours Lapidus Plating System (“LPS”)	A plate design contoured specifically for a tarsometatarsal (“TMT”) fusion

Contours VPS Volar Plating System III	The 3rd generation of plates to treat distal radius fractures

RIVAL Foot & Ankle System

A comprehensive offering of foot and ankle solutions across the range of two plating lines, Rival VIEW and Rival REDUCE, accompanied by Rival BITE, an extensive portfolio of headed cannulated and headless compression screws

We provide internal and external fixation solutions for extremity repair and deformity correction, both for adults and children. Our fracture repair products consist of fixation devices designed to stabilize a broken bone until it can heal. With these devices, we can treat simple and complex fracture patterns, along with achieving deformity corrections.

External Fixation

External fixation devices are used to stabilize fractures and offer an ideal treatment for complex fractures, fractures near the joints, and in patients with known risk factors or co-morbidities. The treatment method entails the use of bone screws and/or wires which are inserted percutaneously into the bone and stabilized with an external device. The treatment is minimally invasive and allows external manipulation of the bone to obtain and maintain final bone alignment (reduction). The bone is fixed in this way until healing. External fixation devices may also be used temporarily in complex trauma cases to stabilize the fracture prior to treating it definitively. In these situations, the device offers rapid fracture stabilization, which is important in life saving as well as limb salvage procedures.

The Galaxy Fixation System is a modular external fixation system indicated for fracture treatment in the upper and lower limbs. The system incorporates a streamlined combination of clamps, with both pin-to-bar and bar-to-bar coupling capabilities, offering a complete range of applications, including specific anatomic units for the elbow, shoulder, and wrist. It is designed both for temporary and definitive fracture fixation. It is also available in sterile kits for convenience and ease of use.

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

The TL-HEX System is a hexapod-based system designed at Texas Scottish Rite Hospital for Children as a three-dimensional bone segment reposition module to augment the previously developed TrueLok frame. The system consists of circular and semi-circular external supports secured to the bones by wires and half pins and interconnected by six struts. This allows multi-planar adjustment of the external supports. The rings’ positions are adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space. All the basic components from the TrueLok Ring Fixation System (wire and half pin fixation bolts, posts, threaded rods, plates, and other assembly components and instrumentation) can be utilized with the TL-HEX system; therefore, external supports from both systems can be connected to each other when building fixation blocks.

The addition of HEX-Ray software to the TL-HEX platform allows a unique and realistic representation of the case using real x-rays and providing more accurate and user-friendly management of the surgery. The software is intended to help the surgeon save time by avoiding undesired corrections and mistakes related to software management.

Linked to the TrueLok and TL-HEX lines, we have also developed an app to support the patient. The patient is an active part in the healing process and the app is designed to improve the communication and connection with the hospital staff by saving time, optimizing the number of visits to the clinic, and supporting the patient with motivational messages and an online tutorial to sort out the most common issues. Also related to the TrueLok and TL-HEX lines, but specifically developed for younger patients, we created the Edugame, an online app to help patients learn by playing a virtual game. It has been developed with psychologist involvement in order to deliver useful information in an effective way.

Our proprietary XCaliber bone screws are designed to be compatible with our external fixators and reduce inventory for our customers. Some of these screws are covered with hydroxyapatite, a mineral component of bone that reduces superficial inflammation of soft tissue and improves bone grip. Other screws in this proprietary line do not include the hydroxyapatite coating, but offer different advantages, such as patented thread designs for better adherence in hard or poor quality bone. We also offer cylindrical screws, which are geared towards the trauma applications of the Galaxy Fixation System. We believe we have a full line of bone screws to meet the demands of the market.

In 2017, we introduced JuniOrtho, a brand identity for extremity fixation pediatric products. JuniOrtho is a range of products and resources dedicated to pediatrics and young adults with bone fractures and deformities that brings together our expertise and products in the pediatric space.

Internal Fixation

Internal fixation devices come in various sizes, depending on the bone that requires treatment, and consist of either long rods, commonly referred to as nails, or plates that are attached with the use of screws. A nail is inserted into the medullary canal of a fractured long bone of the human arm or leg (e.g., humerus, femur, or tibia). Alternatively, a plate is attached by screws to an area such as a broken wrist, hip, or foot. Examples of our internal fixation devices include:

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

•

The Centronail Titanium Nailing System, which comprises a range of titanium nails to stabilize fractures in the femur, tibia, and humerus. The system offers improved mechanical distal targeting and minimal instrumentation to optimize inventory.

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

•

The RIVAL Foot & Ankle System, which is a comprehensive offering of foot and ankle solutions across the range of two plating lines, Rival VIEW and Rival REDUCE, accompanied by Rival BITE, an extensive portfolio of headed cannulated and headless compression screws. The system is comprised of titanium plates and screws for the stabilization and fixation of fresh fractures, revision procedures, joint fusion, and reconstruction of small bones of the hand, feet, wrist, ankles, fingers, and toes.

In addition to treating bone fractures, we also design, manufacture and distribute devices intended to treat congenital bone conditions, such as angular deformities (e.g., bowed legs in children), or degenerative diseases, as well as conditions resulting from a previous trauma. An example of a product offered in this area is the Eight-Plate Guided Growth System.

Product Development

Our primary research and development facilities are located in Verona, Italy and Lewisville, Texas. We work with leading hospital research institutions, as well as with MTF, physicians, and other consultants, on the long-term scientific planning and evolution of our products and therapies. Several of the products that we market have been developed through these collaborations. In addition, we periodically receive suggestions for new products and product enhancements from the scientific and medical community, some of which result in us entering into assignment or license agreements with physicians and third parties.

In 2019, 2018, and 2017, we incurred $34.6 million, $33.2 million, and $29.7 million, respectively, of research and development expense.

FITBONE Asset Acquisition

On February 3, 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. Under the terms of the Purchase Agreement, as consideration for the acquired assets, we will pay $18 million in cash consideration and will enter into manufacturing supply contract with Wittenstein. The acquisition is anticipated to close by the end of the first quarter of 2020, subject to customary closing conditions.

Patents, Trade Secrets, Assignments and Licenses

We rely on a combination of patents, trade secrets, assignment and license agreements, and non-disclosure agreements to protect our proprietary intellectual property. We own numerous U.S. and foreign patents, have numerous pending patent applications, and have license rights under patents held by third parties. Our primary products are patented in the major markets in which they are sold. No assurance can be given that pending patent applications will result in issued patents, that patents issued or assigned to or licensed by us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage or protection. Third parties might also obtain patents that would require assignments to or licensing by us to conduct our business. We rely on confidentiality and non-disclosure agreements with employees, consultants, and other parties to protect, in part, trade secrets and other proprietary technology.

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

Compliance and Ethics Program

It is a fundamental policy of our Company to conduct business in accordance with the highest ethical and legal standards. We have a comprehensive compliance and ethics program, which is overseen by our Chief Ethics and Compliance Officer who reports directly to our Chief Executive Officer and the Compliance Committee of the Board of Directors. The program is intended to promote lawful and ethical business practices throughout our domestic and international businesses. It is designed to prevent and detect violations of applicable federal, state, and local laws in accordance with the standards set forth in guidance issued by the U.S. Department of Justice (“Evaluation of Corporate Compliance Programs” (updated April 2019)), the Office of Inspector General (HCCA-OIG “Measuring Compliance Program Effectiveness: A Resource Guide” (March 2017)) and the U.S. Sentencing Commission (“Effective Compliance and Ethics Programs” (November 2014)). Key elements of the program include:

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

Government Regulation

Classification and Approval of Products by the FDA and other Regulatory Authorities

Our research, development, and clinical programs, and our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to the Federal Food, Drug, and Cosmetic Act and the Public Health Services Act as implemented and enforced by the FDA. The regulations that cover our products and facilities vary widely from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, each medical device we commercially distribute in the U.S. is covered by premarket notification (“510(k)”) clearance, letter to file, approval of a premarket approval application (“PMA”), or some other approval from the FDA. The FDA classifies medical devices into one of three classes, which generally determine the type of FDA approval required. Devices deemed to pose low risk are placed in class I, while devices that are considered to pose moderate risk are placed in class II, and devices deemed to pose the greatest risks requiring more regulatory controls necessary to provide a reasonable assurance of safety and effectiveness, or devices deemed not substantially equivalent to a device that previously received 510(k) clearance (as described below), are placed in class III. Our Spinal Implants and Global Extremities products are, for the most part, class II devices and the instruments used in conjunction with these products are generally class I. Our Bone Growth Therapies products and the M6-C artificial cervical disc are classified as class III by the FDA, and have been approved for commercial distribution in the U.S. through the PMA process.

The medical devices we develop, manufacture, distribute, and market are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance such approvals will be granted on a timely basis, if at all. While we believe we have obtained all necessary clearances and approvals for the manufacture and sale of our products and that they are in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance.

To market our devices within the member states of the European Union (“E.U.”), we are required to comply with the European Medical Device Directives. Under the European Medical Device Directives, all medical devices must bear the CE mark. To obtain authorization to affix the CE mark to our products, a recognized European Notified Body must assess our quality systems and the product’s conformity to the requirements of the European Medical Device Directives. We are subject to an annual inspection by a Notified Body for compliance with these requirements.

In 2017, the E.U. adopted the E.U. Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation provides a transition period until May 2020 for currently-approved medical devices to meet the additional requirements and for certain devices this transition period can be extended until May 2024. After this transition period, all medical devices marketed in the E.U. will require certification according to these new requirements. Complying with this new regulation will require us to incur significant costs over the transition period and failure to meet the requirements of the regulation could adversely impact our business in the EU and other countries that utilize or rely on E.U. requirements for medical device registrations.

Within our Biologics product category, we market tissue for bone repair and reconstruction under the brand names Trinity ELITE, Trinity Evolution, and fiberFUSE, our allogeneic bone matrices comprised of cancellous bone containing viable stem cells and a demineralized cortical bone component. These allografts are regulated under the FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device, biologic, or a drug. The Biologics product category also distributes certain surgical implant products known as “allograft” products that are derived from human tissues and which are used for bone reconstruction or repair and are surgically implanted into the human body. These tissues are regulated by the FDA as minimally-manipulated tissue and are covered by the FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls. For a further description of some of these risks, see Item 1A of this Annual Report under the heading “Risk Factors.”

Certain Other Product and Manufacturing Regulations

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and governmental prohibitions against the promotion of products for uncleared, unapproved, or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Adverse Event Reporting regulations, which require that manufacturers report to the FDA and other foreign governmental agencies if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions, order device manufacturers to recall a product from the market that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA and European Notified Bodies to determine our compliance with the FDA’s QSR and other international regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines and civil penalties against us, our officers, our employees, or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. In addition to FDA inspections, all manufacturing facilities of the Company are subject to annual Notified Body inspections.

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

Accreditation Requirements

Our subsidiary, Orthofix Inc., has been accredited by the Accreditation Commission for Health Care, Inc. (“ACHC”) for medical supply provider services with respect to durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”). ACHC, a private, not-for-profit corporation, which is certified to ISO 9001:2000 standards, was developed by home care and community-based providers to help companies improve business operations and quality of patient care. Although accreditation is generally a voluntary activity where healthcare organizations submit to peer review their internal policies, processes, and patient care delivery against national standards, the Centers for Medicare and Medicaid Services (“CMS”) required DMEPOS suppliers to become accredited. We believe that by attaining accreditation, Orthofix Inc. has demonstrated its commitment to maintain a higher level of competency and strive for excellence in its products, services, and customer satisfaction.

Third-Party Payor Requirements

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare, or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. Also, non-government third-party payors are increasingly challenging the medical necessity and prices paid for our products and services. The Medicare program is expected to continue to implement a new payment mechanism for certain DMEPOS items via the implementation of its competitive bidding program. Bone growth therapy devices are currently exempt from this competitive bidding process.

Laws Regulating Healthcare Fraud and Abuse; State Healthcare Laws

Our sales and marketing practices are also subject to a number of U.S. laws regulating healthcare fraud and abuse such as the federal Anti-Kickback Statute and the federal Physician Self-Referral Law (known as the “Stark Law”), the Civil False Claims Act, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as well as numerous state laws regulating healthcare and insurance. These laws are enforced by the Office of Inspector General within the U.S. Department of Health and Human Services, the U.S. Department of Justice, and other federal, state, and local agencies. Among other things, these laws and others generally (1) prohibit the provision of anything of value in exchange for the referral of patients for, or the purchase, order, or recommendation of, any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; (3) prohibit the transmission of protected healthcare information to persons not authorized to receive that information; and (4) require the maintenance of certain government licenses and permits.

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

In the European Union, the General Data Protection Regulation (“GDPR”), which became enforceable in May 2018, includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data.

These laws and regulations impact the ways in which we use and manage personal data, protected health information, and our information technology systems. They also impact our ability to move, store, and access data across geographic boundaries. Compliance with these requirements may require changes in business practices, complicate our operations, and add complexity and additional management and oversight needs. They also may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data.

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

In 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”) was signed into law. The SUPPORT Act expands the reporting obligation under the Sunshine Act to include payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives. These expanded reporting obligations are effective for payments reported in 2022, with payment tracking beginning in 2021. Non-compliance with the Sunshine Act or SUPPORT Act is subject to civil monetary penalties.

In addition to the Sunshine Act, as expanded by the SUPPORT Act, we seek to comply with other international and individual state transparency laws, like Massachusetts and Vermont.

Sales, Marketing and Distribution

General Trends

We believe that demographic trends, principally in the form of a better informed, more active, and aging population in the major healthcare markets of the U.S., Western Europe, and Japan, together with opportunities in emerging markets such as the Asia-Pacific Region and Latin America, as well as our focus on innovative products, will continue to have a positive effect on the demand for our products.

Reporting Segments and Product Categories

Our revenues are generated from the sales of products in our two reporting segments, Global Spine and Global Extremities. Further, our Global Spine reporting segment is comprised of three primary product categories: Bone Growth Therapies, Spinal Implants, and Biologics. See the following chart for the distribution of sales between each of our reporting segments and product categories for each of the years ended December 31, 2019, 2018, and 2017.

Sales Network

We have a broad sales network comprised of direct sales representatives, sales agents, and distributors. This established sales network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in more than 70 countries.

In our largest market, the U.S., our sales network is generally comprised of four sales forces, each addressing one of our primary product categories; however, many independent distributors sell products for more than one of our product categories. Within our Global Spine reporting segment, a hybrid distribution network of direct sales representatives and independent distributors sells products in our Bone Growth Therapies product category, while primarily independent distributors sell products in our Spinal Implants and Biologics product categories. In the U.S., our Global Extremities reporting segment products are primarily sold by independent distributors.

Outside the U.S., we employ direct sales representatives and contract with independent distributors. In order to provide support to our independent sales network, we have sales and product specialists who regularly visit independent distributors to provide training and product support.

Marketing and Product Education

We market and sell our products principally to physicians, hospitals, ambulatory surgery centers, integrated health delivery systems, and other purchasing organizations.

We support our sales force through specialized training workshops in which physicians and sales specialists participate. We also produce marketing and training materials, including materials outlining surgical procedures, for our customers, sales force, and distributors in a variety of languages using printed, video, and multimedia formats. We require all of our sales force, direct and independent, to undergo extensive product, policy, and compliance training to ensure adherence to our standards, policies, and applicable law.

To provide additional advanced training for physicians, consistent with the AdvaMed Code of Ethics (“AdvaMed Code”) and the MedTech Europe Code of Ethical Business Practice (“MedTech Code”), we organize regular multilingual teaching seminars in multiple locations. Those places include our facility in Verona, Italy, various locations in Latin America, and in Lewisville, Texas. In recent years, thousands of surgeons from around the world attended these product education seminars, which have included a variety of lectures from specialists, as well as demonstrations and hands-on workshops.

Competition

Our Bone Growth Therapies product category competes principally with similar products marketed by Zimmer Biomet, Inc.; DJO Global; and Bioventus. The Biologics HCT/P and Spinal Implants products we market compete with products marketed by Medtronic, Inc.; DePuy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer Biomet, Inc.; NuVasive, Inc.; Globus Medical Inc.; and various smaller public and private companies. For Global Extremities devices, our principal competitors include DePuy Synthes; Zimmer Biomet, Inc.; Stryker Corp.; Smith & Nephew plc; and Wright Medical Group N.V.

We believe that we enhance our competitive position by focusing on product features such as ease of use, versatility, cost, and patient acceptability, together with value-added services, such as the STIM onTrack mobile app, HEX RAY software, and our JuniOrtho educational products and services. We attempt to avoid competing based solely on price. Overall cost and medical effectiveness, innovation, reliability, value-added service, and training are the most prevalent methods of competition in the markets for our products, and we believe we compete effectively.

Manufacturing and Sources of Supply

We generally design, develop, assemble, test and package our stimulation, orthopedic, and spinal implant products, and subcontract the manufacture of a substantial portion of the component parts and instruments. We design and develop our AlloQuent Allograft HCT/Ps and subcontract its manufacturing. Through subcontracting a portion of our manufacturing, we attempt to maintain operating flexibility in meeting demand while focusing our resources on product development, education, and marketing, as well as quality assurance standards. Although certain of our key raw materials are obtained from a single source, we believe alternate sources for these materials are available. Further, we believe an adequate inventory supply is maintained to avoid product flow interruptions. Historically, we have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

The Trinity ELITE, Trinity Evolution, and fiberFUSE HCT/Ps, for which we have exclusive marketing rights, are allograft tissue forms that are supplied to customers by MTF in accordance with orders received directly from us. MTF sources, processes, and packages the tissue forms and is the sole supplier of the Trinity ELITE and Trinity Evolution HCT/Ps to our customers.

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

Employees

At December 31, 2019, we had 1,055 employees worldwide. Of these, 774 were employed in the U.S. and 281 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 196 at December 31, 2019, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement. We believe we have good relations with our employees.

Item 1A.	Risk Factors

In addition to the other information contained in this Annual Report and the exhibits hereto, you should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Annual Report. Investing in our common stock involves a high degree of risk and if any of these risks or uncertainties occur, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to our Legal and Regulatory Environment

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. As has occurred in several years prior, these evaluations may result in the conclusion that enhancements, modifications, or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could harm our financial condition and operating results, and could result in a loss of investor confidence and a decline in our stock price.

We have previously settled violations of the Foreign Corrupt Practices Act and any future violations could further subject us to adverse consequences.

In 2013, we self-reported to the U.S. Department of Justice (the “DOJ”) and the SEC an internal investigation of improper payments by our Brazilian subsidiary, Orthofix do Brasil Ltda., regarding non-compliance by such subsidiary with the Foreign Corrupt Practices Act (the “FCPA”).  This followed a prior matter that we self-reported to the DOJ and SEC in 2011, and settled in 2012, involving FCPA-related non-compliance by our then Mexican subsidiary, Promeca S.A. de C.V.  In January 2017, we consented to a cease-and-desist order with the SEC to settle the Brazil-related violations, pursuant to which we agreed to pay approximately $6.1 million in disgorgement and penalties, and agreed to retain an independent compliance consultant for one year to review and test our FCPA compliance program. Our engagement of the independent compliance consultant concluded on March 16, 2018.

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

In connection with our self-reported FCPA violations, we instituted extensive remediation measures, including terminating employees as well as relationships with third-party representatives and distributors, conducting a global review of our anti-corruption and anti-bribery program, implementing regular audits of our third-party distributors and sales agents, developing and implementing new global accounting policies to provide further structure and guidance to foreign subsidiaries, establishing an internal audit function, improving the quality of personnel in our Compliance department, and implementing enhanced anti-corruption compliance training for employees and certain third parties.  However, notwithstanding these efforts to make FCPA-

related compliance a priority, our compliance policies and procedures may not always protect us from reckless or criminal acts committed by our employees, distributors, or agents.

Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil, and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, disgorgement and other remedial measures, disruptions of our operations, and significant management distraction. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities. Any reduction in international sales, or our failure to further develop our international markets, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to federal and state healthcare fraud, abuse, and anti-self-referral laws, and could face substantial penalties if we are determined not to have fully complied with such laws.

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

Due to the breadth of some of these laws, there can be no assurance that we will not be found to be in violation of any such laws, and as a result we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, or the exclusion from participation in federal, non-U.S. or state healthcare programs. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Reimbursement policies of third parties, cost containment measures, and healthcare reform could adversely affect the demand for our products and limit our ability to sell our products.

Our products are sold either directly by us or by independent sales representatives to customers or to our independent distributors and purchased by hospitals, healthcare providers, and patients. These products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare, or private insurance plans and healthcare networks. Major third-party payors for medical services in the U.S. and internationally continue to work to contain health care costs and are increasingly challenging the policies and the prices charged for medical products and services. Any medical policy developments that eliminate, reduce, or materially modify coverage of our reimbursement rates for our products could have an impact on our ability to sell our products. In addition, third-party payors may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. These policies and criteria may be revised from time-to-time.

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

The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. These authorities regulate the development, approval, classification, testing, manufacturing, labeling, marketing, and sale of medical devices. Likewise, our use and disclosure of certain categories of health information may be subject to federal and state laws, implemented and enforced by governmental authorities that protect health information privacy and security. For a description of these regulations, see Item 1, “Business,” under the subheading “Government Regulation.”

The approval or clearance by governmental authorities, including the FDA in the U.S., is generally required before any medical devices may be marketed in the U.S. or other countries. We cannot predict whether, in the future, the U.S. or foreign governments may impose regulations that have a material adverse effect on our business, financial condition, results of operations, or cash flows. The process of obtaining FDA clearance and approvals to develop and market a medical device can be costly, time-consuming, and subject to the risk that such clearances or approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification, or to reclassify an HCT/P, either of which could materially adversely impact our ability to market or sell our devices. For example, the FDA included Class III bone growth stimulator products in its 2015 strategic priority work plan, as part of a list of 21 product categories it would review for possible down classification.  Shortly after the issuance of the work plan, we and other manufacturers of bone growth stimulator products submitted a public comment letter opposing the possible down classification. The FDA did not respond to the comment letter and has not taken any action with respect to the bone growth stimulator product category since publication of the 2015 work plan. If a down classification were to occur and new entrants to the market were able to create technologies with comparable efficacy to our devices, our Bone Growth Therapies products could face additional competition, which could negatively affect our future sales.

In addition, we may be subject to compliance actions, penalties, or injunctions if we are determined to be promoting the use of our products for unapproved or off-label uses, or if the FDA challenges one or more of our determinations that a product modification did not require new approval or clearance by the FDA. Device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses are false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant administrative obligations and costs, and potential penalties from, and/or agreements with, the federal government.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees, or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. The FDA also has the authority to request repair, replacement, or refund of the cost of any medical device manufactured or distributed by us. Any of the foregoing actions could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations, or cash flows.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (or collectively the “ACA”), made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. The ACA is far-reaching and is intended to expand access to health insurance coverage, improve quality, and reduce costs over time. Among other things, the ACA:

•

establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

•

implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models.

Certain legislative changes to and regulatory changes under the ACA occurred in the 115th United States Congress. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019, as well as the tax on generous employer-sponsored employee-sponsored healthcare plans.

In addition, U.S. government agencies continue efforts to modify provisions of the ACA. For example, CMS began permitting states to impose work requirements on persons covered by Medicaid expansion plans; certain federal subsidies to insurers have ended; and certain short-term insurance plans not offering the full array of ACA benefits have been allowed to extend in duration. Some of these changes are being challenged in U.S. courts and so their long-term impact remains uncertain. This changing federal landscape has both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of federal law, and potential modification or repeal of these laws, will ultimately affect the industry. Any future changes to the ACA or other such legislation, depending on their nature, could have an adverse effect on our ability to maintain or increase sales of any of our products and achieve profitability.

We are subject to differing customs and import/export rules in several jurisdictions in which we operate.

We import and export our products to and from a number of different countries around the world. These product movements involve subsidiaries and third parties operating in jurisdictions with different customs and import/export rules and regulations. Customs authorities in such jurisdictions may challenge our treatment of customs and import/export rules relating to product shipments under aspects of their respective customs laws and treaties. If we are unsuccessful in defending our treatment of customs and import/export classifications, we may be subject to additional customs duties, fines, or penalties that could adversely affect our profitability.

In addition, changes in U.S. or foreign policies regarding international trade could also negatively impact our business. The enactment of or increases in tariffs, or other such charges, on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

Risks Related to our Business and Industry

Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if a group purchasing organization or similar entity excludes us from being a supplier.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have been launched by legislators, regulators, and third-party payors to curb these costs. As a result, there has been a consolidation trend in the healthcare industry to create larger companies, including medical device companies and hospitals, each with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and may continue to become more intense. This has resulted and may continue to result in greater pricing pressures and the exclusion of certain suppliers from important markets as group purchasing organizations (“GPOs”), independent delivery networks, and large single accounts continue to use their market power to consolidate purchasing decisions and as larger manufacturers use their broad offerings to secure exclusive arrangements. If a GPO were to exclude us from their supplier list, our net sales could be adversely impacted. We expect that market demand, government regulation, third-party reimbursement policies, and societal pressures will continue to change the worldwide healthcare industry, which may exert further downward pressure on the prices of our products.

The industry in which we operate is highly competitive. New developments by others could make our products or technologies non-competitive or obsolete.

The medical devices industry is highly competitive. We compete with a large number of companies, many of which have significantly greater financial, manufacturing, marketing, distribution, and technical resources than we do. Many of our competitors may be able to develop products and processes competitive with, or superior to, our own. Furthermore, we may not be able to successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. For more information regarding our competitors, see Item 1, “Business,” under the subheading “Competition.”

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

Our ability to market our products successfully depends, in part, on the acceptance of the products by independent third parties (including hospitals, physicians, other healthcare providers, and third-party payors) as well as patients. Unanticipated side effects or unfavorable publicity concerning any of our products could have an adverse effect on our ability to maintain hospital approvals or achieve acceptance by prescribing physicians, managed care providers and other retailers, customers, and patients.

Our allograft and mesenchymal stem cell allografts could expose us to certain risks that could disrupt our business.

Our Biologics business markets allograft tissues that are derived from human cadaveric donors, and our ability to market the tissues depends on our supplier continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards by the supplier in its processing methodology. The supply of such donors is inherently unpredictable and can fluctuate over time. The allograft tissues are regulated under the FDA’s HCT/P regulatory paradigm and not as a medical device, biologic, or drug. There can be no assurance that the FDA will not at some future date re-classify the allograft tissues, and the reclassification of this product from a human tissue to a medical device could have adverse consequences for us or for the supplier of this product and make it more difficult or expensive for us to conduct this business by requiring premarket clearance or approval as well as compliance with additional post-market regulatory requirements.

We may not be able to successfully introduce new products to the market, and market opportunities that we expect to develop for our products may not be as large as we expect.

We plan to continue to make improvements in our products, to develop new products, and to introduce our products into new markets. Despite our planning, the process of developing and introducing new products (including product enhancements) is inherently complex and uncertain, and involves risks, including the ability of such new products to satisfy customer needs, gain broad market acceptance (including by physicians), and obtain regulatory approvals. These events can depend on the product achieving broad clinical acceptance, the level of third-party reimbursement, and the introduction of competing technologies, among other things. In addition, these risks make it inherently difficult to forecast and predict the future net sales of our products. If the market opportunities that we expect to develop for our products, including new products, are not as large as we expect, it could adversely affect our ability to grow our business.

Growing our business requires that we properly educate and train physicians regarding the distinctive characteristics, benefits, safety, clinical efficacy, and cost-effectiveness of our products.

Acceptance of our products depends in part on our ability to (i) educate the medical community as to the distinctive characteristics, benefits, safety, clinical efficacy, and cost-effectiveness of our products compared to alternative products, procedures, and therapies, and (ii) train physicians in the proper use and implementation of our products. This is particularly true in instances of newly launched products or in the introduction of a product into a new market, such as our launch of the M6-C artificial cervical disc within the U.S. We support our sales force and distributors through specialized training workshops in which surgeons and sales specialists participate. We also produce marketing materials, including materials outlining surgical procedures, for our sales force and distributors in a variety of languages using printed, video, and multimedia formats. To provide additional advanced training for surgeons, consistent with the AdvaMed Code and the MedTech Code, we organize regular multilingual teaching seminars in multiple locations. However, we may not be successful in our efforts to educate the medical community and properly train physicians. If physicians are not properly trained, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity, or lawsuits against us. In addition, a failure to educate the medical community regarding our products may impair our ability to achieve market acceptance of our products.

We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, operating results, and financial condition.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services, and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events, or by computer viruses, physical or electronic break-ins, and similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our cash flows, operating results, and financial condition.

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. An expansion of our systems and infrastructure may require us to commit substantial financial, operational, and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. Any such upgrades to our systems and information technology, or new technology, now and in the future, require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages, or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our cash flows, operating results and financial condition.

A significant portion of our operations run on a single Enterprise Resource Planning (“ERP”) platform. To manage our international operations efficiently and effectively, we rely heavily on our ERP system, internal electronic information and communications systems, and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking, or other general system failure. It is also possible that future acquisitions will operate on different ERP systems and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could adversely affect our cash flows, operating results, and financial condition.

We may be adversely affected by a failure or compromise from a cyberattack or data breach, which could have an adverse effect on our business

We rely on information technology systems to perform our business operations, including processing, transmitting and storing electronic information, and interacting with customers, suppliers, healthcare payors, and other third parties. Like other medical device companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect financial or personal information related to patients and customers, and changing customer patterns.

For example, third parties may attempt to hack into our products to obtain data relating to patients or disrupt performance of our products or to access our proprietary information. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. In the U.S., Federal and State privacy and security laws require certain of our operations to protect the confidentiality of personal information including patient medical records and other health information. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the EU and, the new General Data Protection Regulation may impose fines of up to four percent of our global revenue in the event of violations. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We believe that we meet the expectations of applicable regulations and that the ongoing costs of compliance with such rules are not material to our business but could become material due to new regulations. There is no guarantee that we will be able to comply with these regulations, or otherwise avoid the negative reputational and other affects that might ensue from a significant data breach or failure to comply with applicable data privacy regulations, each of which could have significant adverse effects on our business, financial condition, or results of operations.

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

We contract with third-party manufacturers to produce many of our products, like many other companies in the medical device industry. If we or any such manufacturer fail to meet production and delivery schedules, it can have an adverse impact on our ability to sell such products. Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects and other similar events can delay production and inhibit our ability to bring a new product to market in timely fashion. For example, the supply of the Trinity ELITE and Trinity Evolution allografts are derived from human cadaveric donors, and our ability to market the tissues depends on MTF continuing to have access to donated human cadaveric tissue, as well as, the maintenance of high standards by MTF in its processing methodology.

Termination of our existing relationships with our independent sales representatives or distributors could have an adverse effect on our business.

We sell our products in many countries through independent distributors. Generally, our independent sales representatives and our distributors have the exclusive right to sell our products in their respective territories. The terms of these agreements vary in length, generally from one to ten years. Under the terms of our distribution agreements, each party has the right to terminate in the event of a material breach by the other party and we generally have the right to terminate if the distributor does not meet agreed sales targets or fails to make payments on time. Any termination of our existing relationships with independent sales representatives or distributors could have an adverse effect on our business unless and until commercially acceptable alternative distribution arrangements are put in place. In addition, we operate in areas of the world that have been or may be disproportionately affected by recessions or disasters and we bear risk that existing or future accounts receivable may be uncollected if these distributors or hospitals experience disruptions to their business that cause them to discontinue paying ongoing accounts payable or become insolvent.

We depend on our senior management team.

Our success depends upon the skill, experience, and performance of members of our senior management team, who have been critical to the management of our operations and the implementation of our business strategy. We do not have key man insurance on our senior management team, and the loss of one or more key executive officers could have a material adverse effect on our operations and development. Further, any turnover in our senior management team could adversely affect our operating results and cash flows.

In order to compete, we must attract, retain and motivate key employees, and our failure to do so could have an adverse effect on our results of operations.

In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing, research, development, finance, information and technology, and other support positions. Hiring and retaining qualified executives, engineers, technical staff and sales representatives are critical to our business, and competition for experienced employees in the medical device industry can be intense. To attract, retain, and motivate qualified executives and key employees, we utilize stock-based incentive awards, such as employee stock options, restricted stock, and restricted stock units. Certain awards vest based upon the passage of time while others vest upon the achievement of certain performance-based or market-based conditions. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate our employees could be adversely impacted, which could negatively affect our results of operations and/or require us to increase the amount we expend on cash and other forms of compensation.

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

Because we sell our products in many different countries, our business is subject to risks associated with conducting business internationally. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, a number of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in a specific country’s or region’s political or economic conditions;
•	trade protection measures and import or export licensing requirements or other restrictive actions by foreign governments;
•	tariff increases and import or export restrictions
•	consequences from changes in tax or customs laws;
•	difficulty in staffing and managing widespread operations;
•	differing labor regulations;
•	differing protection of intellectual property;
•	unexpected changes in regulatory requirements; and
•	violation by our independent agents of the FCPA or other anti-bribery or anti-corruption laws.

Risks Related to our Intellectual Property

We depend on our ability to protect our intellectual property and proprietary rights, but we may not be able to maintain the confidentiality, or assure the protection, of these assets.

Our success depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that compete directly with, ours. Numerous patents covering our technologies have been issued to us, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the U.S. Some patent applications in the U.S. are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by several months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to, or licensed by, us and may not provide adequate protection or competitive advantages for our products. Patents that are issued may be challenged, invalidated, or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using, or commercializing products that are similar or functionally equivalent to our products.

We also rely on trade secrets, unpatented proprietary expertise, and continuing technological innovation that we protect, in part, by entering into confidentiality agreements with assignors, licensees, suppliers, employees, and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to our products arising from research, we may not be able to maintain the confidentiality of information relating to these products. In addition, if a patent relating to any of our products lapses or is invalidated, we may experience greater competition arising from new market entrants.

Third parties may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products.

There has been substantial litigation in the medical device industry with respect to the manufacture, use, and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to defend against allegations relating to the infringement of patent or proprietary rights of third parties. Any such litigation could, among other things:

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

Although patent and intellectual property disputes within the orthopedic medical devices industry have often been settled through assignments, licensing, or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. Furthermore, the required assignments or licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary assignments or licenses could prevent us from manufacturing and selling some products or increase our costs to market these products.

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

In addition to product liability insurance coverage, we hold a number of other insurance policies, including directors’ and officers’ liability insurance, property insurance, and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely impacted.

Risks Related to Potential Acquisitions and Divestitures

Our efforts to identify, pursue, and implement new business opportunities (including acquisitions) may be unsuccessful and may have an adverse effect on our business.

Our growth depends, in large part, on our ability to identify, pursue, and implement new business opportunities that expand our product offerings, capabilities, and geographic presence, and we compete with other medical device companies for these opportunities.  Our efforts to identify such opportunities focus primarily on potential acquisitions of new businesses, products or technologies, licensing arrangements, commercialization arrangements, and other transactions with third parties.  We may not be able to identify business opportunities that meet our strategic criteria or are acceptable to us or our shareholders.  Even if we are able to identify acceptable business opportunities, we may not be able to pursue or implement such business opportunities (or, in the case of acquisitions or other transactions, complete such acquisitions or other transactions) in a timely manner or on a cost-effective basis (or at all), and we may not realize the expected benefits of such business opportunities.  If we are not able to identify, pursue, and implement new business opportunities, it will adversely affect our ability to grow our business.

In addition, pursuing and implementing new business opportunities (particularly acquisitions) may involve significant costs and entail risks, uncertainties and disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology or operating in a particular geographic region.  We may be unable to integrate a new business, product, or technology effectively, or we may incur significant charges related to an acquisition or other business opportunity (for example, amortization of acquired assets or asset impairment charges), which may adversely affect our business, financial condition, and results of operations. Newly acquired technology or products may require additional development efforts prior to commercial sale, including clinical testing and approval by the FDA and applicable foreign regulatory authorities; such additional development efforts may involve significant expense and ultimately be unsuccessful.  Any cross-border acquisitions or transactions may involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political and regulatory risks associated with specific countries.  To the extent we issue additional equity in connection with acquisitions, this may dilute our existing shareholders.

We may incur significant costs or retain liabilities associated with disposition activity.

We may from time to time sell, license, assign or otherwise dispose of or divest assets, the stock of subsidiaries or individual products, product lines or technologies, which we determine are no longer desirable for us to own, some of which may be material. Any such activity could result in us incurring costs and expenses from these efforts, some of which could be significant, as well as retaining liabilities related to the assets or properties disposed of even though, for instance, the income-generating assets have been disposed of. These costs and expenses may be incurred at any time and may have a material impact on our results of operations.

Risks Related to Our Financial Results and Need for Financing

Our quarterly operating results may fluctuate.

Our quarterly operating results have fluctuated significantly in the past. Our future quarterly operating results may fluctuate significantly, and we may experience losses depending on a number of factors, including the extent to which our products continue to gain or maintain market acceptance, the rate and size of expenditures incurred as we expand our domestic and establish our international sales and distribution networks, the timing and level of reimbursement for our products by third-party payors, the extent to which we are subject to government regulation or enforcement, the valuation of certain assets and liabilities, and other factors, many of which are outside our control.

We face risks related to foreign currency exchange rates.

Because some of our revenue, operating expenses, assets and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or earn revenue in currencies other than the U.S. Dollar, any change in the values of those foreign currencies relative to the U.S. Dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2019 have had an unfavorable impact of $4.7 million on net sales outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we may enter into currency hedges from time to time.

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

Certain of our subsidiaries sell products directly to other Orthofix subsidiaries or provide marketing and support services to other Orthofix subsidiaries. These intercompany sales and support services involve subsidiaries operating in jurisdictions with differing tax rates, and we must determine the appropriate allocation of income to each jurisdiction based on current interpretations of complex income tax regulations. Tax authorities in these jurisdictions may challenge our treatment of such intercompany transactions. If we are unsuccessful in defending our treatment of intercompany transactions, we may be subject to additional tax liability, interest, or penalty, which could adversely affect our profitability.

We maintain a $300 million secured revolving credit facility secured by a pledge of substantially all of our property.

On October 25, 2019, we and certain of our wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for a $300 million secured revolving credit facility maturing on October 25, 2024, and amends and restates the previous $125 million secured revolving credit facility.  No amounts have been drawn on the credit facility as of the date hereof, but the Company may draw on this facility in the future.

Certain of our subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of any obligations under the Amended Credit Agreement.  The obligations with respect to the Amended Credit Agreement are secured by a pledge of substantially all of the personal property assets of the Borrowers and each of the Guarantors, including accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries.

The Amended Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions. In addition, the Amended Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of any fiscal quarter, a total net leverage ratio of not more than 3.5 to 1.0 (which ratio can be permitted to increase to 4.0 to 1.0 for no more than 4 fiscal quarters following a material acquisition) and an interest coverage ratio of at least 3.0 to 1.0.  The Amended Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated.

We believe that we are in compliance with the covenants, and there were no events of default, at December 31, 2019 (and in prior periods). However, there can be no assurance that we will be able to meet such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement, which could have a material adverse effect on our financial position in the event that we have significant amounts drawn under the facility at such time.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities as of December 31, 2019 are as follows:

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution, research and development, and administrative facility for Corporate and all reporting segments	Lewisville, TX	140,000	Leased
Manufacturing, warehousing, distribution, research and development, and administrative facility for motion preservation	Sunnyvale, CA	25,000	Leased
Research and development, component manufacturing, quality control and training facility for fixation products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned
International distribution center for Orthofix products	Verona, Italy	18,000	Leased
Mechanical workshop for Orthofix products	Verona, Italy	9,000	Leased
Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	5,580	Leased
Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	22,000	Leased
Sales management, distribution and administrative facility for France	Arcueil, France	8,500	Leased
Sales management, distribution and administrative facility for Germany	Ottobrunn, Germany	18,300	Leased

Item 3.	Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFIX.” As of February 20, 2020, we had 318 holders of record of our common stock. The closing price of our common stock on February 20, 2020 was $45.36. The following table shows the high and low sales prices for our common stock for each of the two most recent fiscal years.

	High	Low
2018
First Quarter	$61.00	$51.01
Second Quarter	61.86	51.38
Third Quarter	61.98	50.41
Fourth Quarter	63.57	48.00
2019
First Quarter	$74.44	$47.79
Second Quarter	57.85	48.02
Third Quarter	55.17	48.77
Fourth Quarter	54.02	39.75

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2019.

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

The graph below compares the five-year total shareholder return on Orthofix common stock with the returns of two indexes: the Nasdaq Stock Market and Nasdaq stocks for surgical, medical, and dental instruments and supplies. The graph assumes that you invested $100 in Orthofix Common Stock and in each of the indexes on December 31, 2014. Points on the graph represent the performance as of the last business day of each of the years indicated.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements.

	Year ended December 31,
(U.S. Dollars, in thousands, except margin and per share data)	2019	2018	2017	2016	2015
Consolidated operating results
Net sales	$459,955	$453,042	$433,823	$409,788	$396,489
Gross profit	359,348	356,414	340,786	321,935	309,964
Gross margin	78%	79%	79%	79%	78%
Operating income (loss) (1)	(18,784)	30,094	40,811	21,067	9,225
Net income (loss) from continuing operations	(28,462)	13,811	7,291	3,497	(2,342)
Net loss from discontinued operations	—	—	(1,068)	(441)	(467)
Net income (loss) (2)	$(28,462)	$13,811	$6,223	$3,056	$(2,809)
Net income (loss) per common share – basic
Net income (loss) from continuing operations	$(1.51)	$0.73	$0.40	$0.19	$(0.12)
Net loss from discontinued operations	—	—	(0.06)	(0.02)	(0.03)
Net income (loss)	$(1.51)	$0.73	$0.34	$0.17	$(0.15)
Net income (loss) per common share – diluted
Net income (loss) from continuing operations	$(1.51)	$0.72	$0.39	$0.19	$(0.12)
Net loss from discontinued operations	—	—	(0.05)	(0.02)	(0.03)
Net income (loss)	$(1.51)	$0.72	$0.34	$0.17	$(0.15)

(1)	Includes the following:
•

Legal, accounting, and other professional fees incurred in 2019, 2018, 2017, 2016, and 2015 of $0.2 million, $1.1 million, $3.4 million, $2.0 million, and $9.1 million, respectively, in connection with the accounting review and restatements (incurred through March 2015) and legal fees associated with the SEC Investigation, a related securities class action complaint and Brazil subsidiary compliance review. In addition, the Company received an insurance settlement related to these matters of approximately $6.1 million in 2017

•	Charges related to U.S. Government resolutions in 2016 of $14.4 million
(2)	Dividends have not been paid in any of the years presented

	As of December 31,
(U.S. Dollars, in thousands)	2019	2018	2017	2016	2015
Consolidated financial position
Total assets	$495,620	$466,641	$405,354	$372,103	$400,222
Long-term debt	—	—	—	—	—
Shareholders’ equity	327,631	335,397	296,608	263,477	290,311

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The discussion and analysis below is focused on our 2019 and 2018 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2017 fiscal year specifically, as well as the year-over-year comparison of our 2018 financial performance to 2017, is located in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 25, 2019, which is available on our website at www.orthofix.com and the SEC’s website at www.sec.gov.

Executive Summary

We are a global medical device company focused on musculoskeletal products and therapies. Headquartered in Lewisville, Texas, we have two reporting segments: Global Spine and Global Extremities. Our products are distributed by our sales representatives and distributors in more than 70 countries.

Notable highlights and accomplishments in 2019 include the following:

•	Net sales were $460.0 million, an increase of 1.5% on a reported basis and 2.5% on a constant currency basis
•

Increase in Biologics net sales of 9.7% compared to the prior year, as we believe we now have the #1 market-share position within the U.S. Cellular Allogaft segment per SmartTRAK following the product category’s strong performance in 2019

•	Net loss was $28.5 million, a decrease $42.3 million from the prior year, primarily driven by increases in acquisition-related amortization and remeasurement and sales and marketing expenses
•

Obtained approval in February 2019 from the U.S. Food and Drug Administration (“FDA”) for our M6-C artificial cervical disc acquired from Spinal Kinetics, Inc. (“Spinal Kinetics”) and achieved $4.1 million in net sales in the U.S. following approval

•	Changed our reporting segments to Global Spine and Global Extremities to optimize our structure and better serve our surgeon customers
•	Successful transition of Chief Executive Officer and Global Spine President positions

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales:

	Year ended December 31,
	2019 (%)	2018 (%)	2017 (%)
Net sales	100.0	100.0	100.0
Cost of sales	21.9	21.3	21.4
Gross profit	78.1	78.7	78.6
Sales and marketing	48.6	45.4	45.7
General and administrative	18.6	18.4	16.6
Research and development	7.5	7.3	6.9
Acquisiton-related amortization and remeasurement	7.5	1.0	—
Operating income (loss)	(4.1)	6.6	9.4
Net income (loss) from continuing operations	(6.2)	3.0	1.7
Net loss from discontinued operations	—	—	(0.3)
Net income (loss)	(6.2)	3.0	1.4

Net Sales by Reporting Segment

The following table provides net sales by major product category by reporting segment:

				Percentage Change
				2019/2018	2019/2018	2018/2017	2018/2017
(U.S. Dollars, in thousands)	2019	2018	2017	Reported	Constant Currency	Reported	Constant Currency
Bone Growth Therapies	$197,181	$195,252	$185,900	1.0%	1.0%	5.0%	5.0%
Spinal Implants	94,544	91,658	81,957	3.1%	3.8%	11.8%	11.9%
Biologics	65,496	59,684	62,724	9.7%	9.7%	-4.8%	-4.8%
Global Spine	357,221	346,594	330,581	3.1%	3.2%	4.8%	4.9%
Global Extremities	102,734	106,448	103,242	-3.5%	0.3%	3.1%	0.9%
Net sales	$459,955	$453,042	$433,823	1.5%	2.6%	4.4%	3.9%

Global Spine

Global Spine offers the following products categories:

-

Bone Growth Therapies, which manufactures, distributes, sells, and provides support services for market leading devices that enhance bone fusion. Bone Growth Therapies uses distributors and sales representatives to sell its devices and provide associated services to hospitals, healthcare providers, and patients.

-

Spinal Implants, which designs, develops and markets a broad portfolio of motion preservation and fixation implant products used in surgical procedures of the spine. Spinal Implants distributes its products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.

-

Biologics, which provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. Biologics markets its tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives.

2019 Compared to 2018

Net sales increased $10.6 million or 3.1%

•	Bone Growth Therapies net sales increased $1.9 million or 1.0%, primarily driven by a 2.8% increase in order volume during the year, partially offset by customer sales mix and product mix changes
•

Spinal Implants net sales increased $2.9 million or 3.1%, primarily driven by an increase of $7.6 million in motion preservation net sales, which includes a full 12 months of sales in 2019 as compared to only eight months in the prior year due to the acquisition of Spinal Kinetics in 2018 and our launch into the U.S. market in April 2019 following FDA approval for the M6-C artificial cervical disc; this increase was partially offset by a decrease in legacy Spine Fixation sales of $4.7 million, primarily resulting from disruptions in our U.S. distribution channel as we upgrade our legacy sales force with new, high-potential sales partners

•

Biologics net sales increased $5.8 million or 9.7%, primarily due to distribution added during the last year as volume increased related to Trinity tissues by 12.4%, partially offset by a low single-digit price decline as well as a contractual reduction in the marketing services fee we receive from MTF Biologics, which became effective during the first quarter of 2018

Global Extremities

Global Extremities offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. Global Extremities distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and healthcare providers.

2019 Compared to 2018

Net sales decreased $3.7 million, or 3.5%

•	Decrease of $4.1 due to the changes in foreign currency exchange rates, which had a negative impact on net sales
•	Increase of $0.4 largely attributed to variability in the timing of orders from our international stocking distributors and growth in our global direct-sales markets

Gross Profit

				Percentage Change
(U.S. Dollars, in thousands)	2019	2018	2017	2019/2018	2018/2017
Net sales	$459,955	$453,042	$433,823	1.5%	4.4%
Cost of sales	100,607	96,628	93,037	4.1%	3.9%
Gross profit	$359,348	$356,414	$340,786	0.8%	4.6%
Gross margin	78.1%	78.7%	78.6%	-0.6%	0.1%

2019 Compared to 2018

Gross profit increased $2.9 million, or 0.8%

•	Primarily due to the growth in net sales, partially offset by gross margin decreasing from 78.7% in 2018 to 78.1% in 2019
•	Increase of $0.7 million attributable to a decrease in acquisition-related inventory fair market value adjustments for Spinal Kinetics

Sales and Marketing Expense

				Percentage Change
(U.S. Dollars, in thousands)	2019	2018	2017	2019/2018	2018/2017
Sales and marketing	$223,676	$205,527	$198,370	8.8%	3.6%
As a percentage of net sales	48.6%	45.4%	45.7%	3.2%	-0.3%

2019 Compared to 2018

Sales and marketing expense increased $18.1 million

•

Increase largely attributable to increases in headcount, training, and education costs, and increased marketing efforts to support growth and the launch of the M6-C artificial cervical disc in the U.S.

•	Further increases relate to higher variable compensation rates in our Global Spine segment to support growth

General and Administrative Expense

				Percentage Change
(U.S. Dollars, in thousands)	2019	2018	2017	2019/2018	2018/2017
General and administrative	$85,607	$83,251	$71,905	2.8%	15.8%
As a percentage of net sales	18.6%	18.4%	16.6%	0.2%	1.8%

2019 Compared to 2018

General and administrative expense increased $2.4 million

•

Increase of $9.9 million attributable to succession and transition charges, including acceleration of certain share-based compensation expense, relating to the reitrment, transition, or termination of certain named executive officers and from targeted restructuring activities

•

Partially offset by a decrease of $3.9 million associated with strategic investments, largely due to diligence and integration costs related to the acquisition of Spinal Kinetics and expenses associated with our change in jurisdiction of organization from Curaçao to the State of Delaware (the “Domestication”) in 2018

•	Further offset by a decrease of $4.1 million in certain compensation expenses, such as share-based compensation expense, excluding the impact of succession and transition charges

Research and Development Expense

				Percentage Change
(U.S. Dollars, in thousands)	2019	2018	2017	2019/2018	2018/2017
Research and development	$34,637	$33,218	$29,700	4.3%	11.8%
As a percentage of net sales	7.5%	7.3%	6.9%	0.2%	0.4%

2019 Compared to 2018

Research and development expense increased $1.4 million

•

Increase largely attributable to the Spinal Kinetics acquisition and the regulatory efforts associated with the FDA premarket approval of the M6 artificial cervical disc, which was obtained in February of 2019

•	Increase of $1.0 million related to costs to comply with recent medical device reporting regulations in the European Union

Acquisition-related Amortization and Remeasurement

				Percentage Change
(U.S. Dollars, in thousands)	2019	2018	2017	2019/2018	2018/2017
Acquisition-related amortization and remeasurement	$34,212	$4,324	$—	691.2%	100.0%
As a percentage of net sales	7.5%	1.0%	0.0%	6.5%	1.0%

2019 Compared to 2018

Acquisition-related amortization and remeasurement increased $29.9 million

•

Increase of $26.1 million related to the remeasurement of contingent milestone payments associated with the Spinal Kinetics acquisition that become due upon the achievement of certain revenue targets and upon FDA approval of the M6-C artificial certvical disc, which occurred in the first quarter of 2019

•

The fair value associated with the contingent revenue-based milestones increased significantly in 2019, largely attributable to the initial success observed in the launch of the M6-C artificial cervical disc in the U.S. market, as our long-term forecasts of net sales now indicate a greater likelihood of achieving the contingent revenue-based milestones

•

Increase of $3.8 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions; of this amount, $2.9 million of the increase is attributable to the Spinal Kinetics acquisition, which includes amortization of acquired in-process research and development costs following the achievement of the FDA milestone

Non-operating Expense

				Percentage Change
(U.S. Dollars, in thousands)	2019	2018	2017	2019/2018	2018/2017
Interest expense, net	$(122)	$(828)	$(416)	-85.3%	99.0%
Other expense, net	(8,143)	(6,381)	(4,004)	27.6%	59.4%

Non-operating income and expense largely consists of interest income and expense, transaction gains and losses from changes in foreign currency exchange rates, changes in fair value related to our equity holdings in Bone Biologics, Inc. (“Bone Biologics”), and other-than-temporary impairments on the debt security  of eNeura, Inc. (“eNeura”) that was settled on Octber 25, 2019. Foreign exchange gains and losses are primarily a result of several of our foreign subsidiaries holding trade and intercompany payables or receivables in currencies (most notably the U.S. Dollar) other than their functional currency.

2019 Compared to 2018

Other expense, net, increased $1.8 million

•	Increase of $6.5 million associated with an other-than-temporary impairment of the eNeura debt security, which was settled in 2019
•	Partially offset by a net decrease of $3.1 million relating to impairment and changes in fair value of our equity holdings and warrants in Bone Biologics during 2018 that did not recur in 2019
•

Partially offset by an decrease of $1.9 million associated with changes in foreign currency rates, as we recorded a non-cash remeasurement loss of $1.4 million in 2019 compared to a loss of $3.3 million in 2018

Income Taxes

				Percentage Change
(U.S. Dollars, in thousands)	2019	2018	2017	2019/2018	2018/2017
Income tax expense	$1,413	$9,074	$29,100	-84.4%	-68.8%
Effective tax rate	-5.2%	39.7%	80.0%	-44.9%	-40.3%

2019 Effective Tax Rate

The decrease in the effective tax rate during the year was primarily a result of the decrease in income before income taxes, full year benefit of our Domestication completed in 2018, and statute expirations and effective settlement of uncertain tax positions, offset by non-deductible executive compensation and non-deductible increase in contingent consideration. The primary factors affecting our tax rate for 2019 are as follows:

•	Non-deductible increases in the fair value of contingent consideration
•	Statute expirations and effective settlement of uncertain tax positions
•	Executive compensation that is not deductible as a result of the Tax Act
•	State taxes and foreign income taxed at differing rates

2018 Effective Tax Rate

The decrease in the effective tax rate during the year was primarily a result of the decrease in income before income taxes, the reduction of the US statutory tax rate from 35% to 21%, and the 2017 charge from recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that did not recur in 2018. The primary factors affecting our tax rate for 2018 are as follows:

•	Current period losses in jurisdictions where we do not currently receive a tax benefit
•	State taxes and foreign income taxed at differing rates
•	Benefits of deductible equity compensation in excess of financial statement impact

Segment Review

In conjunction with our change in reporting segments in 2019, we also changed the performance measure used to evaluate segment performance from Non-GAAP net margin, an internal metric that we defined as gross profit less sales and marketing expense, to EBITDA. When compared to the prior year, EBITDA decreased $44.6 million, largely driven by the fluctuations discussed above, but primarily attributable to changes in acquisition-related amortization and remeasurement and sales and marketing expense.

The following table reconciles EBITDA to income (loss) before income taxes:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
Global Spine	$39,528	$76,545	$84,034
Global Extremities	7,496	9,453	7,143
Corporate	(49,252)	(43,626)	(34,246)
Total EBITDA	(2,228)	42,372	56,931
Depreciation and amortization	(24,699)	(18,659)	(20,124)
Interest expense, net	(122)	(828)	(416)
Income (loss) before income taxes	$(27,049)	$22,885	$36,391

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at December 31, 2019 was $70.4 million compared to $72.2 million at December 31, 2018.

	Year Ended December, 31,
(U.S. Dollars, in thousands)	2019	2018	Change
Net cash from operating activities	$32,033	$49,918	$(17,885)
Net cash from investing activities	(22,924)	(60,998)	38,074
Net cash from financing activities	(10,688)	2,993	(13,681)
Effect of exchange rate changes on cash and restricted cash	(207)	(881)	674
Net change in cash, cash equivalents, and restricted cash	$(1,786)	$(8,968)	$7,182

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities.

	Year Ended December, 31,
(U.S. Dollars, in thousands)	2019	2018	Change
Net cash from operating activities	$32,033	$49,918	$(17,885)
Capital expenditures	(20,524)	(15,256)	(5,268)
Free cash flow	$11,509	$34,662	$(23,153)

Operating Activities

Cash flows from operating activities decreased $17.9 million

•	Decrease in net income of $42.3 million
•

Net increase of $46.8 million for non-cash gains and losses, primarily related to changes in fair value of contingent consideration, depreciation and amortization, share-based compensation expense, and deferred income taxes

•	Net decrease of $22.4 million relating to changes in working capital, primarily attributable to changes in inventories and trade accounts receivable

Two of our primary working capital accounts are trade accounts receivable and inventory. Day’s sales in receivables were 66 days at December 31, 2019 compared to 59 days at December 31, 2018, largely due to a delay in payment from certain third party payors. Inventory turns were 1.2 times as of December 31, 2019 compared to 1.3 times at December 31, 2018, primarily resulting from increases in inventory and instruments in 2019 to support certain product launches.

Investing Activities

Cash flows from investing activities increased $38.1 million

•	Increase of $44.3 million associated with cash paid in relation to the Spinal Kinetics acquisition in 2018, net of cash acquired
•	Increase of $4.0 million related to the settlement of the eNeura debt security in 2019

•

Increase of $0.9 million associated with the acquisition of certain intangible assets in transactions with former distributors and from our additional investment of $0.5 million in Bone Biologics in 2018

•	Partially offset by $6.4 million associated with cash paid in relation to the acquisition of certain assets of Options Medical LLC, one of our former distributors, in 2019
•

Further offset by an increase in capital expenditures of $5.3 million compared to the prior year, largely relating to the buildup of instruments to support new product launches, such as our launch of the M6-C artificial cervical disc in the U.S.

Financing Activities

Cash flows from financing activities decreased $13.7 million

•

Decrease of $13.7 million associated with our payment of the FDA Milestone associated with the Spinal Kinetics acquisition in 2019, which represents the acquisition-date fair value attributable to the FDA Milestone liability originally recognized

•

Decrease of $1.4 million associated with debt issuance costs, largely attributable to costs incurred in 2019 associated with our Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”)

•

Decrease of $0.4 million attributable to principal payments made in 2019 relating to our finance lease and $0.9 million attributable to other financing cash flows, which primarily relate to deferred payments made in association with the acquisition of certain intangible assets in transactions with former distributors

•	Partially offset by an increase in net proceeds of $2.7 million from the issuance of common shares

Credit Facilities

On October 25, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a five year $300 million secured revolving credit facility. The Amended Credit Agreement has a maturity date of October 25, 2024, and amends and restates the previous $125 million secured revolving credit facility.

Borrowings under the Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes (including share repurchases, permitted acquisitions and permitted payments of dividends and other distributions). As of December 31, 2019, we have not made any borrowings under the Amended Credit Agreement. For additional information regarding the credit facility, see Note 10 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

We had no borrowings and an unused available line of credit of €5.5 million ($6.2 million and $6.3 million) at December 31, 2019 and 2018, respectively, on our Italian line of credit. This unsecured line of credit provides us the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

Other

For information regarding Contingencies, see Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

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

The remaining two milestones are comprised of revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc. The fair value of the contingent consideration arrangement as of December 31, 2019 was $42.7 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration. At December 31, 2019, we classified $14.7 million of the liability attributable to the revenue-based milestones within other current liabilities, as we expect to pay one of the revenue-based milestones in the next twelve months, and the remaining $28.0 million within other long-term liabilities. For additional discussion of this matter, see Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

FITBONE Asset Acquisition

On February 3, 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. Under the terms of the Purchase Agreement, as consideration for the acquired assets, we will pay $18 million in cash consideration and will enter into manufacturing supply contract with Wittenstein.

The acquisition is anticipated to close by the end of the first quarter of 2020, subject to customary closing conditions.

Debt Security

Until October of 2019, we held a debt security of eNeura, a privately held medical technology company that is developing devices for the treatment of migraines. The debt security was originally set to mature on March 4, 2019. On March 1, 2019, we entered into an Amended and Restated Senior Secured Promissory Note with eNeura (the “Restructured Debt Security”) to restructure the debt security, which extended the maturity date to the earlier of (i) March 4, 2022, (ii) the effective date of a change in control, or (iii) the effective date of an initial public offering by eNeura. As consideration for the extension, eNeura issued to us a Warrant to Purchase Common Stock (the “Warrant”), exercisable at $0.01 per share over a ten year contractual term.

During the third quarter of 2019, we engaged in negotiations with eNeura to settle the Restructured Debt Security and on October 25, 2019, we settled the Restructured Debt Security for a $4.0 million cash payment and agreed to transfer the Warrant to eNeura. As such, prior to its settlement, we determined the Restructured Debt Security and Warrant were impaired and adjusted the carrying value of the Restructured Debt Security to $4.0 million, its settlement value, by recording a net other-than-temporary impairment of $6.5 million in other expense, net, which includes a reclassification of the related unrealized gains included in accumulated other comprehensive income (loss) of $5.2 million.

Brazil

In 2018, the Federal Prosecution Service in Rio de Janeiro and representatives from the Brazilian antitrust authority inspected the offices of more than 30 companies, including the Company’s office in São Paulo, as part of an investigation into tender irregularities in the medical device industry. Before doing so, the authorities obtained a court order affecting the Company’s (and other companies’) local bank accounts resulting in the freezing of the Company’s cash. On April 3, 2019, our appeal regarding the freezing of our local bank accounts was heard by the Brazil Federal Court of Appeals of Rio de Janeiro, in which the Court ordered the unfreezing of our cash. Approximately $2.5 million was then returned without any restrictions in April 2019. As such, this balance has been reclassified from restricted cash to cash and cash equivalents as of December 31, 2019.

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.7 million of our cash in Brazil was frozen upon request to satisfy a judgment. Although we are appealing the judgment, this cash has been reclassified to restricted cash.

For additional discussion regarding these matters, see Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Unremitted Foreign Earnings

Prior to the Domestication, as an entity incorporated in Curaçao, “foreign earnings” referred to both U.S. and non-U.S. earnings.  As a result of the Domestication, only income sourced outside of the U.S. is considered unremitted foreign earnings. Unremitted foreign earnings decreased from $50.4 million at December 31, 2018 to $49.2 million at December 31, 2019, due to currency translation. As a result of the 2017 Tax Act, current year earnings have been deemed to be repatriated.  Our investment in foreign subsidiaries continues to be indefinite in nature, however, we may periodically repatriate a portion of these earnings to the extent that we do not incur significant additional tax liability.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2019:

	Payments Due by Period
(U.S. Dollars, in thousands)	Total	2020	2021 - 2023	2024	2025 and thereafter
Operating leases	$6,234	$1,979	$3,426	$143	$686
Finance leases	32,547	1,013	4,327	1,501	25,706
Total (1)(2)	$38,781	$2,992	$7,753	$1,644	$26,392

(1)

Associated with the acquisition of Spinal Kinetics, we may be required to make conditional revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and M6-L artificial lumbar disc. We expect to make a $15.0 million payment related to these contingent milestones in 2020 and a $30.0 million payment in 2021; however, the timing of cash settlement, if any, could vary from these estimates. Accordingly, these contingent payments have been excluded from the contractual obligations table above. For further information regarding these contingent payments, see Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

(2)

We may be required to make payments related to our uncertain tax positions. However, we are unable to reliably estimate the timing of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $23.5 million as of December 31, 2019 have been excluded from the contractual obligations table above. For further information, see Note 19 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Off-balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors. In addition, we do not consider the backlog of firm orders to be material.

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

Revenue Recognition

The process for recognizing revenue involves significant assumptions and judgments for certain of our revenue streams. Revenue recognition policies are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, operating income, EBITDA, and net income.

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

Spinal Implants and Global Extremities products are distributed world-wide, with U.S. sales largely comprised of commercial revenue and international sales derived from commercial sales and through stocking distributor arrangements.

Commercial revenue is largely related to the sale of our Spinal Implants and Global Extremities products to hospital customers. Commercial revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

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

Allowance for Doubtful Accounts and Contractual Allowances

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. Historical collections, write-offs, and payor reimbursement experience are integral parts of the estimation process related to reserves for doubtful accounts and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for doubtful accounts and contractual allowances. Revisions in allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. Our estimates are periodically tested against actual collection experience. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks; however, a 10% change in our allowance for doubtful accounts as of December 31, 2019 would result in an increase or decrease to sales and marketing expense of $0.4 million. Additionally, we believe our estimate to establish contractual allowances is sufficient to cover customer credit risks; however, a 10% change in our reserve for contractual allowances as of December 31, 2019 would result in an increase or decrease to net sales of $0.6 million. Our allowance for doubtful accounts and estimation of contractual allowances are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, operating income, EBITDA, net income, and trade accounts receivable.

Inventory Allowances

Reserves for excess, slow moving, and obsolete inventory are calculated as the difference between the cost of inventory and market value, and are based on assumptions and judgments about new product launch periods, overall product life cycles, forecasted demand, and market conditions. In the event of a decrease in demand for our products, excess product production, or a higher incidence of inventory obsolescence, we could be required to increase our inventory reserves, which would increase cost of sales and decrease gross profit. We regularly evaluate our exposure for inventory write-downs.  If conditions or assumptions used in determining the market value or forecasted demand change, additional inventory adjustments in the future may be necessary. Our inventory allowance is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, operating income, EBITDA, net income, and inventory.

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

Significant judgment is required related to the forecasting of future operating results within our discounted cash flow valuation models to determine the valuation of intangible assets. Key assumptions include the anticipated useful lives of acquired intangibles, the projected cash flows associated with each intangible asset, the estimated probability of success for acquired IPR&D projects, and projected growth rates and discount rates. It is possible that significant changes in plans or assumptions may affect the recoverability of these assets and could potentially result in impairment. Our valuation of intangible assets is a “critical accounting estimate” because changes in the assumptions used to develop these estimates could materially affect key financial measures, including operating income, EBITDA, net income, and intangible assets, net.

Goodwill

Our goodwill represents the excess of cost over fair value of net assets acquired from business combinations. The determination of the value of goodwill and intangible assets arising from business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

We test goodwill at least annually for impairment, and between annual tests if indicators of potential impairment exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. Assessing goodwill impairment involves a high degree of judgment due to the estimates and assumptions used. We believe the estimates and assumptions involved in the impairment assessment to be critical because significant changes in such estimates and assumptions could materially affect key financial measures, including operating income, EBITDA, and net income.

In connection with our change in reporting segments, which occurred during the first quarter of 2019, we performed a quantitative assessment of goodwill immediately prior to and subsequently following the change in reporting segments. The analysis did not result in an impairment. In addition, the net carrying value of goodwill that was previously reported under the prior reporting segments of (i) Bone Growth Therapies, (ii) Spinal Implants, and (iii) Biologics was consolidated and is now included within the Global Spine reporting segment.

In the fourth quarters of 2019 and 2018, we performed a qualitative assessments for our annual goodwill impairment analysis, which did not result in any impairment charge. This qualitative analysis considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance and relevant entity-specific events.

Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The two most significant items that are or were recorded at fair value include (i) contingent consideration attributable to the Spinal Kinetics acquisition and (ii) our eNeura debt security (prior to its restructuring and settlement in 2019).

The contingent consideration consists of potential future milestone payments of up to $60.0 million in cash associated with the Spinal Kinetics acquisition, which must be achieved within five years of the acquisition date to be paid. The milestone payments include (i) up to $15.0 million for meeting the FDA Milestone and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc. The FDA milestone was achieved and paid in February of 2019.

Prior to its attainment in 2019, we estimated the fair value of the FDA Milestone using a probability-weighted discounted cash flow model. This fair value was based on significant inputs not observable in the market, with key assumptions including our estimation of the probability of FDA approval for the M6-C artificial cervical disc, the timing of approval, and the discount rate applied. Significant changes in these assumptions could have resulted in a significantly higher or lower fair value prior to obtaining FDA approval.

We estimate the fair value of the potential future revenue-based milestone payments using a Monte Carlo simulation. This fair value measurement is based on significant inputs that are unobservable in the market, with key assumptions including the our forecasted future revenues for Spinal Kinetics, the discount rate applied, and assumptions for potential volatility of the forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value. Holding other inputs constant, an increase in our forecasted future revenues by 5% would have resulted in an increase in the fair value of the contingent consideration of $0.3 million, whereas a decrease in our forecasted future revenues by 5% would have resulted in a decrease in the fair value of the contingent consideration by $0.4 million.

Prior to its restructuring and settlement in 2019 for $4.0 million, the fair value of the eNeura debt security was based upon significant unobservable inputs, including the use of a discounted cash flows model, requiring us to develop our own assumptions. Some of the more significant unobservable inputs used in the fair value measurement of the eNeura debt security were our estimates related to the timing and likelihood of conversion as a result of a change in control event, the timing and likelihood of repayment, and the applicable discount rate.

Further, we were required to determine whether any decline in the fair value of the debt security below its basis was other-than-temporary. In making this determination, we considered our intentions to hold or sell the security, whether it more likely than not that we would be required to sell the security before the recovery of its amortized cost basis, and our best estimate of the amount that we ultimately expected to collect from the security. The estimated amount we expected to collect was based upon significant unobservable inputs, requiring us to develop our own assumptions.

Our fair value measurements are a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including operating income, EBITDA, and net income.

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

Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations and cash flows in the period that reserve estimates are recorded or revised. We believe our insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot give any assurance that we will not incur liabilities in excess of recorded reserves or our present insurance coverage. Litigation and contingent liabilities are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including operating income, EBITDA, and net income.

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

We sometimes engage in transactions in which tax consequences may be subject to uncertainty. We account for these uncertain tax positions in accordance with applicable accounting guidance, which requires significant judgment in assessing the estimated tax consequences of a transaction. We evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. We measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision, which could have a material impact to the financial statements.

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

Share-based compensation

Determining the appropriate fair value model and calculating the fair value of employee stock awards requires estimates and judgments. Our share-based compensation is a “critical accounting estimate” because changes in the assumptions used to develop estimates of fair value or the requisite service period could materially affect key financial measures, including gross profit, operating income, EBITDA, and net income.

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

EBITDA

EBITDA is defined as earnings before interest income (expense), net, income taxes, depreciation and amortization. EBITDA is the primary metric used by our Chief Operating Decision Maker in managing the business.

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

We are exposed to interest rate risk in connection with our Revolving Credit Facility, which bears interest at floating rates based on LIBOR, or possibly an alternative reference rate to be used in place of LIBOR upon the occurrence of a benchmark transition event, plus an applicable borrowing margin or at a base rate (as defined in the Amended Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As we do not have any balance outstanding associated with the Amended Credit Agreement as of December 31, 2019, this risk is currently minimal.

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

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Brazilian Real, or British Pound. We are subject to cost of sales currency exposure when we produce products in foreign currencies such as the Euro, Brazilian Real, or British Pound and sell those products in U.S. Dollars. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. For the year ended December 31, 2019, we recorded a foreign currency loss of $1.4 million on the statement of operations and comprehensive income (loss) resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. Dollar at exchange rates that fluctuate during the period. The U.S. Dollar equivalent of international sales denominated in foreign currencies was unfavorably impacted during the years ended December 31, 2019 and December 31, 2018 by monthly foreign currency exchange rate fluctuations of the U.S. dollar against all of the foreign functional currencies for our international operations. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. An analysis was performed to determine the sensitivity of our current year net sales and operating income to changes in foreign currency exchange rates. We determined that if the U.S. Dollar decreased in value by 10% relative to all foreign currencies of our international operations it would result in an increase in net sales of $8.6 million and an increase in operating income of $0.8 million. If the U.S. Dollar increased in value by 10% relative to all foreign currencies of our international operations it would result in a decrease in net sales of $8.6 million and a decrease in operating income of $0.8 million.

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

In connection with the preparation and filing of this Annual Report, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019,  based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the specified criteria.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting, which follows this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix Medical Inc.

Opinion on Internal Control over Financial Reporting

We have audited Orthofix Medical Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orthofix Medical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

February 24, 2020

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

3.1	Orthofix Medical Inc. Certificate of Incorporation (filed as an exhibit to the Company’s Current Report on Form 8-K dated August 1, 2018 and incorporated herein by reference).

3.2	Orthofix Medical Inc. Bylaws (filed as an exhibit to the Company’s Current Report on Form 8-K dated August 1, 2018 and incorporated herein by reference).

4.1	Form of Stock Certificate (filed as an exhibit to the Company’s Current Report on Form 8-K dated August 1, 2018 and incorporated herein by reference).

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Second Amended and Restated Credit Agreement, dated October 25, 2019, among Orthofix Medical Inc., Orthofix Inc., Orthofix Spinal Implants Inc., Orthofix International B.V., Orthofix III B.V., and certain subsidiaries of Orthofix Medical Inc. as guarantors,  the several banks and other financial institutions as may from time to time become parties thereunder as lenders, and JPMorgan Chase, N.A., as administrative agent (filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 1, 2019 and incorporated herein by reference).

10.2†

Matrix Commercialization Collaboration Agreement, entered into July 24, 2008, by and between Orthofix Holdings, Inc. and Musculoskeletal Transplant Foundation (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.3

Amendment No. 1 to Matrix Commercialization Collaboration Agreement, dated as of December 15, 2010, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

10.4†

Amendment No. 2 to Matrix Commercialization Collaboration Agreement, dated as of January 9, 2012, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to amendment no. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 and incorporated herein by reference).

10.5†

Amendment No. 3 to Matrix Commercialization Collaboration Agreement, entered into on July 1, 2013 and effective as of June 25, 2013, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2013 and incorporated herein by reference).

10.6

Amendment No. 4 to Matrix Commercialization Collaboration Agreement, entered into on April 1, 2014, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed April 7, 2014 and incorporated herein by reference).

Exhibit Number	Description

10.7†

Amendment No. 5 to Matrix Commercialization Collaboration Agreement, entered into on March 10, 2016, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed March 14, 2016 and incorporated herein by reference).

10.8†

Amendment No. 6 to Matrix Commercialization Collaboration Agreement, entered into on December 29, 2017, by and between Musculoskeletal Transplant Foundation, Inc. and Orthofix Holdings, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K filed February 26, 2018 and incorporated herein by reference).

10.9

Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan, as Amended (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

10.10

Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

10.11*	Form of Employee Performance Stock Unit Agreement under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan.

10.12*	Employee Time-Based Vesting Restricted Stock Unit Grant Agreement for Bradley R. Mason under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan.

10.13*	Form of Time-Based Vesting Employee Restricted Stock Unit Grant Agreement (2019 Executive Retention Grants) under the Orthofix Medical Inc. Amended and Restated 202 Long-Term Incentive Plan.

10.14

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

10.19

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

10.22	Employee Inducement Restricted Stock Unit Agreement for Jon Serbousek (filed as an exhibit to the Company’s Form S-8 filed on August 5, 2019 and incorporated herein by reference).

Exhibit Number	Description

10.23	Employee Inducement Non-Qualified Stock Option Agreement for Jon Serbousek (filed as an exhibit to the Company’s Form S-8 filed on August 5, 2019 and incorporated herein by reference).

10.24	Employee Inducement Restricted Stock Unit Agreement for Beth Stevenson (filed as an exhibit to the Company’s Form S-8 filed on February 2, 2019 and incorporated herein by reference).

10.25	Employee Inducement Restricted Stock Unit Agreement for Beth Stevenson (filed as an exhibit to the Company’s Form S-8 filed on February 2, 2019 and incorporated herein by reference).

10.26	Inducement Plan for Spinal Kinetics Employees (filed as an exhibit to the Company’s Form S-8 filed on April 30, 2018 and incorporated herein by reference).

10.27	Form of Inducement Grant Non-Qualified Stock Option Agreement (filed as an exhibit to the Company’s Form S-8 filed on April 30, 2018 and incorporated herein by reference).

10.28	Form of Inducement Grant Restricted Stock Agreement (filed as an exhibit to the Company’s Form S-8 filed on April 30, 2018 and incorporated herein by reference).

10.29

Inducement Grant Non-Qualified Stock Option Agreement, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s Current Report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

10.30	Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.31

Form of Employee Non-Qualified Stock Option Agreement under the Orthofix International N.V. Amended and Restated 2004 Long-Term Incentive Plan (post-2008 grants made under the 2004 Long Term Incentive Plan prior to the adoption of the 2012 Long Term Incentive Plan) (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 7, 2009 and incorporated herein by reference).

10.32

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

10.35

Consulting Agreement, dated November 1, 2019, between Orthofix Medical Inc. and Bradley R. Mason (filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 1, 2019 and incorporated herein by reference).

10.36

Change in Control and Severance Agreement, dated November 1, 2019, between Orthofix Medical Inc. and Jon Serbousek (filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 1, 2019 and incorporated herein by reference).

10.37*	Letter agreement, dated December 4, 2019, between the Company and Kevin Kenny.

10.38*	Change in Control and Severance Agreement, dated November 1, 2019, between Orthofix Medical Inc. and Kevin Kenny.

10.39

Amended Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Doug Rice (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

10.40

Change in Control and Severance Agreement, dated November 1, 2016, between Orthofix International N.V. and Kimberley Elting (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and incorporated herein by reference).

Exhibit Number	Description

10.41

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

10.43

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

101

The following financial statements from Orthofix Medical Inc. on Form 10-K for the year ended December 31, 2019 filed on February 24, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	The cover page from Orthofix Medical Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed with this Form 10-K.
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

ORTHOFIX MEDICAL INC.

Dated: February 24, 2020	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Dated: February 24, 2020	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON SERBOUSEK Jon Serbousek	President and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2020

/s/ DOUG RICE Doug Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2020

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Chairman of the Board of Directors	February 24, 2020

/s/ JAMES HINRICHS James Hinrichs	Director	February 24, 2020

/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov	Director	February 24, 2020

/s/ LILLY MARKS Lilly Marks	Director	February 24, 2020

/s/ MICHAEL E. PAOLUCCI	Director	February 24, 2020
Michael E. Paolucci

/s/ MARIA SAINZ	Director	February 24, 2020
Maria Sainz

/s/ JOHN SICARD	Director	February 24, 2020
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

James Hinrichs

Chairman of the Audit Committee

Jon Serbousek

President and Chief Executive Officer, Director

Doug Rice

Chief Financial Officer

ORTHOFIX MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orthofix Medical Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Notes 2, 8 and 14 to the consolidated financial statements, the Company changed its methods of accounting for 1) leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), 2) recognition of revenue from contracts with customers in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, and 3) measurement of equity investments at fair value and the recognition of any changes in fair value in 2018 due to the adoption of ASU No. 2016-01, Financial Instruments and ASU 2018-03, Technical Connections and Improvements to Financial Instruments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingent Consideration – Spinal Kinetics
Description of the Matter

As described in Note 11 to the consolidated financial statements, the Company’s contingent consideration at the acquisition date of Spinal Kinetics, Inc. consisted of potential milestone payments of $15.0 million for achieving FDA approval and up to $45 million in connection with certain future product sales. At December 31, 2019, the fair value of contingent consideration was $42.7 million.

Auditing the Company’s accounting for the fair value of its contingent consideration involved a high degree of subjectivity in evaluating management’s estimates and the fair value is sensitive to changes in unobservable inputs, such as the forecasted future revenues for the Spinal Kinetics, Inc. products, discount rate applied, and assumptions for potential volatility in the forecasted revenues.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of the contingent consideration liability.  For example, we tested controls over the Company’s process to estimate the fair value of the contingent consideration, management’s review of the significant estimation assumptions and methods used to develop the fair value estimate, the accuracy of the calculations included within the fair value model, and the underlying data used in the model.

To test the fair value of the contingent consideration liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the criteria required to achieve the contingent consideration, and evaluating the significant assumptions and underlying data used by the Company in the valuation model. In addition, we involved a valuation specialist to assist in evaluating the appropriateness of the valuation model, certain of the valuation model’s assumptions, and to test the model’s computational accuracy. We also tested the completeness and accuracy of the underlying data used in the model.

Inventory Excess and Obsolescence Reserves
Description of the Matter

At December 31, 2019, the Company’s inventory balance is $82.4 million, which is net of management’s estimate of inventory excess and obsolescence reserves. As described in Note 4 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, management estimates future demand and sales prices to determine the appropriate inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or net realizable value.

Auditing management’s estimate of the inventory excess and obsolescence reserves involved a high degree of subjectivity because the estimate was sensitive to changes in assumptions, including forecasted product demand, length of product life cycles, and the period required to evaluate the level of market acceptance for new products. These assumptions have a significant effect on the measurement of inventory excess and obsolescence reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of inventory excess and obsolescence reserves. For example, we tested controls over the Company’s processes to estimate the inventory excess and obsolescence reserves, management’s review and approval of the model used to estimate the inventory excess and obsolescence reserve, including the data inputs and outputs of such model and management’s qualitative adjustments to the model.

To test the inventory excess and obsolescence reserve balance, we performed audit procedures that included, among others, evaluating the significant assumptions and qualitative adjustments described above and the underlying data used by the Company in its analysis. Our audit procedures included testing the completeness and accuracy of the underlying data used in the model and evaluating whether such data was representative of current circumstances.  We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the inventory excess and obsolescence reserves that would result from changes in the assumptions.

Revenue Recognition (ASC 606) - Risk of Side Agreements with Distributors
Description of the Matter

As described in Note 14 to the consolidated financial statements, the Company recognizes revenue from stocking distributors (“distributor revenue”) upon shipment and receipt of a confirming purchase order, which is when the distributor obtains control of the promised goods. Those revenues are based on the Company’s historical collection experience, which considers the potential for, among other things, the return of previously sold products.

Auditing the Company’s measurement of any potential variable consideration under the distributor contracts is especially challenging due to the potential of side agreements that may allow for the return of previously sold products.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to (i) review and approve new distributor agreements; (ii) review and approve all changes made to existing arrangements; (iii) review and approve product returns; and (iv) identify and report potential distributor side agreements by inspecting source documentation used during management’s review.

Our audit procedures included, among others, confirmation of the terms and conditions of material distributor agreements. In addition, we evaluated whether the Company’s actual returns of product from distributors were appropriately approved and considered in management’s application of its revenue recognition policy for distributor revenue.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

February 24, 2020

ORTHOFIX MEDICAL INC.

Consolidated Balance Sheets as of December 31, 2019 and 2018

(U.S. Dollars, in thousands except share and per share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$69,719	$69,623
Restricted cash	684	2,566
Trade accounts receivable, net of allowances of $3,987 and $7,463, respectively	86,805	77,747
Inventories	82,397	76,847
Prepaid expenses and other current assets	20,948	17,856
Total current assets	260,553	244,639
Property, plant and equipment, net	62,727	42,835
Intangible assets, net	54,139	51,897
Goodwill	71,177	72,401
Deferred income taxes	35,117	33,228
Other long-term assets	11,907	21,641
Total assets	$495,620	$466,641
Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$19,886	$17,989
Current portion of finance lease liability	323	—
Other current liabilities	64,674	67,919
Total current liabilities	84,883	85,908
Long-term portion of finance lease liability	20,648	—
Other long-term liabilities	62,458	45,336
Total liabilities	167,989	131,244
Contingencies (Note 12)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,022,619 and 18,579,688 issued and outstanding as of December 31, 2019 and 2018, respectively	1,902	1,858
Additional paid-in capital	271,019	243,165
Retained earnings	57,749	87,078
Accumulated other comprehensive income (loss)	(3,039)	3,296
Total shareholders’ equity	327,631	335,397
Total liabilities and shareholders’ equity	$495,620	$466,641

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2019, 2018, and 2017

(U.S. Dollars, in thousands, except share and per share data)	2019	2018	2017
Net sales	$459,955	$453,042	$433,823
Cost of sales	100,607	96,628	93,037
Gross profit	359,348	356,414	340,786
Sales and marketing	223,676	205,527	198,370
General and administrative	85,607	83,251	71,905
Research and development	34,637	33,218	29,700
Acquisition-related amortization and remeasurement	34,212	4,324	—
Operating income (loss)	(18,784)	30,094	40,811
Interest expense, net	(122)	(828)	(416)
Other expense, net	(8,143)	(6,381)	(4,004)
Income (loss) before income taxes	(27,049)	22,885	36,391
Income tax expense	(1,413)	(9,074)	(29,100)
Net income (loss) from continuing operations	(28,462)	13,811	7,291
Discontinued operations (Note 12)
Loss from discontinued operations	—	—	(1,759)
Income tax benefit	—	—	691
Net loss from discontinued operations	—	—	(1,068)
Net income (loss)	$(28,462)	$13,811	$6,223
Net income (loss) per common share—basic
Net income (loss) from continuing operations	$(1.51)	$0.73	$0.40
Net loss from discontinued operations	—	—	(0.06)
Net income (loss) per common share—basic	$(1.51)	$0.73	$0.34
Net income (loss) per common share—diluted
Net income (loss) from continuing operations	$(1.51)	$0.72	$0.39
Net loss from discontinued operations	—	—	(0.05)
Net income (loss) per common share—diluted	$(1.51)	$0.72	$0.34
Weighted average number of common shares:
Basic	18,903,289	18,494,002	18,117,405
Diluted	18,903,289	18,911,610	18,498,745

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt security	(2,593)	1,770	3,830
Reclassification adjustment for amortization of historical unrealized gains on debt security	(1,034)	—	—
Reclassification adjustment for loss on debt security in net income	(5,193)	—	5,585
Currency translation adjustment	(653)	(1,823)	4,552
Other comprehensive income (loss), before tax	(9,473)	(53)	13,967
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,201	(438)	(3,600)
Other comprehensive income (loss), net of tax	(7,272)	(491)	10,367
Comprehensive income (loss)	$(35,734)	$13,320	$16,590

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2019, 2018, and 2017

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2016	17,828,155	$1,783	$204,095	$64,179	$(6,580)	$263,477
Net income	—	—	—	6,223	—	6,223
Other comprehensive income, net of tax	—	—	—	—	10,367	10,367
Share-based compensation	—	—	12,557	—	—	12,557
Common shares issued	450,678	45	3,939	—	—	3,984
At December 31, 2017	18,278,833	$1,828	$220,591	$70,402	$3,787	$296,608
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	4,761	—	4,761
Cumulative effect adjustment from adoption of ASU 2016-16	—	—	—	(1,896)	—	(1,896)
Net income	—	—	—	13,811	—	13,811
Other comprehensive loss, net of tax	—	—	—	—	(491)	(491)
Share-based compensation	—	—	18,930	—	—	18,930
Common shares issued	300,855	30	3,644	—	—	3,674
At December 31, 2018	18,579,688	$1,858	$243,165	$87,078	$3,296	$335,397
Cumulative effect adjustment from adoption of ASU 2016-02	—	—	—	70	—	70
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	(937)	937	—
Net loss	—	—	—	(28,462)	—	(28,462)
Other comprehensive loss, net of tax	—	—	—	—	(7,272)	(7,272)
Share-based compensation	—	—	21,540	—	—	21,540
Common shares issued	442,931	44	6,314	—	—	6,358
At December 31, 2019	19,022,619	$1,902	$271,019	$57,749	$(3,039)	$327,631

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018, and 2017

(U.S. Dollars, in thousands)	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(28,462)	$13,811	$6,223
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	24,699	18,659	20,124
Amortization of debt costs and other assets	3,778	1,024	1,712
Provision for doubtful accounts	1,891	(599)	1,639
Deferred income taxes	1,393	(2,661)	21,286
Share-based compensation	21,540	18,930	12,557
Interest and loss on the valuation of investment securities	5,000	3,050	5,585
Change in fair value of contingent consideration	29,140	3,069	—
Other	2,433	1,633	1,398
Changes in operating assets and liabilities, net of effects of acquisitions
Trade accounts receivable	(11,037)	(3,706)	(6,562)
Inventories	(5,712)	9,698	(15,645)
Prepaid expenses and other current assets	(3,698)	(1,127)	(6,352)
Trade accounts payable	2,138	(170)	2,324
Other current liabilities	(7,716)	(7,563)	(11,412)
Contingent consideration milestone payment	(1,340)	—	—
Other long-term assets and liabilities	(2,014)	(4,130)	6,095
Net cash from operating activities	32,033	49,918	38,972
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(44,294)	—
Capital expenditures for property, plant and equipment	(18,997)	(13,592)	(14,665)
Capital expenditures for intangible assets	(1,527)	(1,664)	(2,283)
Asset acquisitions and other investments	(2,400)	(1,448)	474
Net cash from investing activities	(22,924)	(60,998)	(16,474)
Cash flows from financing activities
Proceeds from issuance of common shares	11,551	7,100	7,783
Payments related to withholdings for share-based compensation	(5,193)	(3,425)	(3,800)
Contingent consideration milestone payment	(13,660)	—	—
Payments related to finance lease obligation	(365)	—	—
Payment of debt issuance costs and other financing activities	(3,021)	(682)	(445)
Net cash from financing activities	(10,688)	2,993	3,538
Effect of exchange rate changes on cash and restricted cash	(207)	(881)	1,180
Net change in cash, cash equivalents, and restricted cash	(1,786)	(8,968)	27,216
Cash, cash equivalents, and restricted cash at the beginning of the year	72,189	81,157	53,941
Cash, cash equivalents, and restricted cash at the end of the year	$70,403	$72,189	$81,157

Components of cash, cash equivalents, and restricted cash at the end of the year
Cash and cash equivalents	$69,719	$69,623	$81,157
Restricted cash	684	2,566	—
Cash, cash equivalents, and restricted cash at the end of the year	$70,403	$72,189	$81,157

Supplemental disclosure of cash flow information:
Noncash investing activities:
Intangible assets acquired in asset acquisitions	$1,600	$2,015	$—
Contingent consideration recognized at acquisition date	—	25,491	—

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

In 2018, the Company completed a change in its jurisdiction of organization from Curaçao to the State of Delaware (the “Domestication”) in accordance with the conversion procedures of Articles 304 and 305 of Book 2 of the Curaçao Civil Code and the domestication procedures of Section 388 of Delaware General Corporation Law. Upon the effectiveness of the Domestication, each common share of Orthofix International N.V. was automatically converted into one share of common stock of Orthofix Medical Inc. This transaction was accounted for as a transfer of assets and liabilities between entities under common control, similar to a pooling of interest. As a result, the assets and liabilities were carried forward at their historical carrying amounts. The Company’s common stock continues to be traded on the Nasdaq Global Select Market under the symbol “OFIX.”

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

1.	Significant accounting policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to contractual allowances, doubtful accounts, inventories, goodwill, fair value measurements, litigation and contingent liabilities, income taxes, and share-based compensation. We base our estimates on historical experience, future expectations, and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Information on our accounting policies and methods used in the preparation of our consolidated financial statements are included, where applicable, in the respective footnotes that follow.

Footnote	Footnote Reference
Recently adopted accounting standards and recently issued accounting pronouncements	2
Acquisitions	3
Inventories	4
Property, plant and equipment	5
Intangible assets	6
Goodwill	7
Leases	8
Other current liabilities	9
Long-term debt	10
Fair value measurements and investments	11
Commitments and contingencies	12
Shareholders' equity	13
Revenue recognition and accounts receivable	14
Business segment information	15
Acquisition-related amortization and remeasurement	16
Share-based compensation	17
Defined contribution plans and deferred compensation	18

Footnote	Footnote Reference
Income taxes	19
Earnings per share	20
Quarterly financial data	21
Subsequent events	22

The following is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Prior period reclassifications

Certain amortization expense related to intangible assets previously reported in general and administrative expenses has been reclassified to acquisition-related amortization and remeasurement based on use of the underlying intangible asset. This reclassification resulted in a decrease to general and administrative expense of $1.3 million for the year ended December 31, 2018.

Market risk

In the ordinary course of business, the Company is exposed to the impact of changes in interest rates and foreign currency fluctuations. The Company’s objective is to limit the impact of such movements on earnings and cash flows. In order to achieve this objective, the Company seeks to balance its non-U.S. Dollar denominated income and expenditures.

The financial statements for operations outside the United States are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. Dollars at year end exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity. Transactional foreign currency gains and losses, including those generated from intercompany operations, are included in other expense, net and were a loss of $1.4 million, loss of $3.3 million, and a gain of $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Net sales to our customers based in Europe were approximately $69 million in 2019, which represents a substantial portion of our trade accounts receivable balance as of December 31, 2019. It is at least reasonably possible that changes in global economic conditions and/or local operating and economic conditions in the regions, or other factors, could affect the future realization of these accounts receivable balances.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash as of December 31, 2018 related to a court order affecting the Company’s local bank accounts for its office in São Paulo, Brazil, as part of an investigation of more than 30 companies, which resulted in the freezing of approximately $2.6 million of the Company’s cash. On April 3, 2019, the Company’s appeal regarding the freezing of its local bank accounts was heard by the Brazil Federal Court of Appeals of Rio de Janeiro, in which the Court ordered the unfreezing of the Company’s cash. The cash was then returned without any restrictions in April 2019. As such, this balance was reclassified to cash and cash equivalents during the second quarter of 2019.

In September 2019, approximately $0.7 million of the Company’s cash in Brazil was frozen upon request to satisfy a judgment related to an ongoing legal dispute with a former Brazilian distributor. Although the Company is appealing this judgment, this cash has been reclassified to restricted cash. Refer to Note 12 for further discussion of this matter.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs are included within sales and marketing expense and totaled $0.8 million, $0.6 million, and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Research and development costs, including in-process research and development (“IPR&D”) costs

Expenditures for research and development are expensed as incurred. Expenditures related to the collaborative arrangement with MTF Biologics (“MTF”) are expensed based on the terms of the related agreement. No research and development expenditures were incurred for the years ended December 31, 2019 or 2018 under the collaborative arrangement with MTF. Research and development expenditures totaled $0.9 million for the year ended December 31, 2017 under the arrangement with MTF.

In connection with the Spinal Kinetics Inc. acquisition in 2018, the Company recognized $26.8 million of IPR&D costs within patents and other intangible assets, net and recorded additional research and development costs to further develop this acquired IPR&D. See Note 6 for further details.

Acquired IPR&D represents the fair value assigned to acquired research and development assets that have not reached technological feasibility. The fair value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenues from the projects, and discounting the net cash flows to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing the asset. Additionally, estimated revenues consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the project and uncertainties in the economic estimates used in the projections. Any future costs to further develop the IPR&D subsequent to acquisition are recorded to research and development expense as incurred. See Note 6 for additional policy discussion related to amortization and impairment testing for IPR&D.
2.	Recently adopted accounting standards and recently issued accounting pronouncements

Adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, which changes how lessees account for leases. For most leases, the standard requires a liability to be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. For leases classified as operating leases, the Company is now required to recognize lease costs on a straight-line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases are will be accounted for as finance leases, similar to capital leases under the previous accounting standard.  Effective January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach. Upon adoption, the Company elected a package of practical expedients permitted within the new standard. The elected practical expedients allow the Company to carry forward its historical lease classification and to not separate and allocate the consideration paid between lease and non-lease components included within a contract. The Company also elected an optional transition method that waives the requirement to apply the ASU to the comparative periods presented within the financial statements in the year of adoption. Therefore, results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under Topic 840. See Note 8 for additional discussion of the Company’s adoption of Topic 842 and its lease accounting policies.

Adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, which allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income (loss) to retained earnings. The Company adopted this guidance effective January 1, 2019, using a modified retrospective approach, which resulted in an increase to accumulated other comprehensive income (loss) and a decrease in retained earnings of $0.9 million.

Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Accounting Standards Codification (“ASC”) 606 as of January 1, 2018 using the modified retrospective transition method, which was applied to all contracts. Results for prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under the previous revenue recognition standard, Topic 605. See Note 14 for further discussion of the Company’s revenue recognition policies.

Adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10)

In January 2016, the FASB issued ASU 2016-01, which was then further clarified in ASU 2018-03, in February 2018. This guidance required entities to measure equity investments at fair value and recognize any changes in fair value in net income. However, for certain equity investments that do not have readily determinable fair values, the new guidance allows companies to measure the investments using a new measurement alternative, which values the investments at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company prospectively adopted both ASU 2016-01 and ASU 2018-03 as of January 1, 2018, and now uses the new measurement alternative for the Company’s equity investments in Bone Biologics, Inc. (“Bone Biologics”), which historically had been measured at cost. See Note 11 for further discussion related to our investment in Bone BIologics.

Recently issued accounting pronouncements

Topic	Description of Guidance	Effective Date	Status of Company's Evaluation
Financial Instruments - Credit Losses (ASU 2016-13), and subsequent amendments

Requires that credit losses for certain types of financial instruments, including trade accounts receivable, be estimated based on expected losses and also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Applied using a modified retrospective approach, with early adoption permitted.

January 1, 2020

The Company formed an implementation team to evaluate the impact this ASU will have on its consolidated financial statements. Based on its preliminary evaluation, the Company expects to record an increase in its allowance for doubtful accounts of approximately $1.1 million, an increase in deferred income taxes of approximately $0.2 million, and a decrease in retained earnings of approximately $0.9 million. The Company does not expect material impacts to its consolidated statements of operations and comprehensive income (loss) or to its consolidated statements of cash flows.

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

		January 1, 2020	The Company does not expect this ASU to have a significant impact on its financial statements or disclosures.

Topic	Description of Guidance	Effective Date	Status of Company's Evaluation
Fair value measurement (ASU 2018-13)

Eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. Certain of the provisions are to be applied retrospectively with other provisions  applied prospectively.

		January 1, 2020	The Company does not expect the ASU to have a significant impact on its financial statements, but the ASU may have a significant impact on disclosures for any level 3 assets or liabilities.
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

		January 1, 2020	The Company plans to adopt this ASU prospectively on January 1, 2020. However, the Company does not expect this ASU to have a material impact to its consolidated financial statements.
Simplifying the accounting for income taxes (ASU 2019-12)

Reduces the complexity of accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, Income Taxes. Additionally, the ASU simplifies GAAP by amending the requirements related to the accounting for "hybrid" tax regimes and also adding the requirement to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination and when it should be considered a separate transaction. Certain of the provisions are to be applied retrospectively with other provisions  applied prospectively.

		January 1, 2021	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

3.	Acquisitions

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

The fair value of the consideration transferred was $76.6 million, which consisted of the following:

(U.S. Dollars, in thousands)
Fair value of consideration transferred
Cash paid	$51,109
Contingent consideration	25,491
Total fair value of consideration transferred	$76,600

The contingent consideration consists of potential future milestone payments of up to $60.0 million in cash. The milestone payments include (i) up to $15.0 million if the U.S. Food and Drug Administration (the “FDA”) grants approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc. Milestones must be achieved within five years of the Acquisition Date to trigger applicable payments. Refer to Note 11 for further discussion of the valuation of the contingent milestone payments.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date:

(U.S. Dollars, in thousands)	Preliminary Acquisition Date Fair Value as Previously Reported	Adjustments	Final Acquisition Date Fair Value	Assigned Useful Life
Assets acquired
Cash and cash equivalents	$6,785	$—	$6,785
Restricted cash	30	—	30
Trade accounts receivable	1,705	—	1,705
Inventories	8,175	—	8,175
Prepaid expenses and other current assets	315	—	315
Property, plant and equipment	2,285	—	2,285
Other long-term assets	320	—	320
Developed technology	12,400	—	12,400	10 years
In-process research and development ("IPR&D")	26,800	—	26,800	Indefinite
Tradename	100	—	100	2 years
Deferred income taxes	2,374	1,220	3,594
Total identifiable assets acquired	$61,289	$1,220	$62,509

Liabilities assumed
Trade accounts payable	$351	$—	$351
Other current liabilities	2,873	(4)	2,869
Other long-term liabilities	301	—	301
Total liabilities assumed	3,525	(4)	3,521
Goodwill	18,836	(1,224)	17,612
Total fair value of consideration transferred	$76,600	$—	$76,600

The $17.6 million of goodwill recognized was assigned to the Global Spine reporting segment.

On February 6, 2019, the Company obtained FDA approval of the M6-C artificial cervical disc for patients suffering from cervical disease degeneration. Following FDA approval, the Company transferred $26.8 million from IPR&D to developed technology, and began amortization over 10 years.

The Company did not recognize any acquisition related costs during the year ended December 31, 2019 and recorded $3.3 million and $0.8 million of acquisition related costs during the years ended December 31, 2018 and December 31, 2017, respectively, within general and administrative expenses. The Company’s results of operations included net sales of $12.4 million and $8.7 million related to Spinal Kinetics for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company’s results of operations included net losses of $9.3 million and $5.8 million related to Spinal Kinetics for the years ended December 31, 2019 and 2018, respectively.

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

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess, obsolete or impaired items, which is reviewed and updated on a periodic basis by management. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Italy, cost is determined on a weighted-average basis, which approximates the first-in, first-out (“FIFO”) method. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facilities in Texas and California, standard costs, which approximates actual cost on the FIFO method, is used to value inventory. Standard costs are reviewed annually by management, or more often in the event circumstances indicate a change in cost has occurred.

Work-in-process, finished products, and field/consignment inventory include material, labor and production overhead costs. Field/consignment inventory represents immediately saleable finished products inventory that is in the possession of the Company’s independent sales representatives or located at third party customers, such as distributors and hospitals.

	December 31,
(U.S. Dollars, in thousands)	2019	2018
Raw materials	$9,587	$8,463
Work-in-process	14,027	13,478
Finished products	20,712	18,244
Field/consignment	38,071	36,662
Inventories	$82,397	$76,847

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

The useful lives of these assets are generally as follows:

Years
Buildings	25 to 33
Plant and equipment	1 to 10
Instrumentation	3 to 4
Computer software	3 to 7
Furniture and fixtures	4 to 8

The Company evaluates the useful lives of these assets on an annual basis. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. Total depreciation expense was  $17.7 million, $15.9 million and $18.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	December 31,
(U.S. Dollars, in thousands)	2019	2018
Cost
Buildings	$3,731	$3,746
Plant and equipment	46,470	45,744
Instrumentation	82,327	75,542
Computer software	49,696	47,322
Furniture and fixtures	7,328	6,599
Construction in progress	2,201	2,909
Finance lease assets	21,179	—
Property, plant, and equipment, gross	212,932	181,862
Accumulated depreciation	(150,205)	(139,027)
Property, plant, and equipment, net	$62,727	$42,835

The Company capitalizes system development costs related to internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years.

During the first quarter of 2019, the Company entered into an amendment for its corporate headquarters lease. As a result, the classification of this lease changed from an operating lease to a finance lease. This resulted in an increase to both the lease liability and lease asset of approximately $8.0 million, when compared to the original operating lease assets and liabilities recorded upon the adoption of ASU 2016-02.

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

6.	Intangible assets

Intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets are amortized on a straight-line basis over the useful lives of the assets.

		December 31,
(U.S. Dollars, in thousands)	Weighted Average Amortization Period	2019	2018
Cost
Patents	10 years	$42,034	$39,085
Developed technology	10 years	39,200	12,400
IPR&D	Indefinite	—	26,800
Customer relationships	9 years	7,430	—
License and other	7 years	15,960	14,654
Trademarks—finite lived	10 years	942	840
	9 years	105,566	93,779
Accumulated amortization
Patents		$(38,246)	$(35,016)
Developed technology		(4,523)	(827)
Customer relationships		(535)	—
License and other		(7,701)	(5,744)
Trademarks—finite lived		(422)	(295)
		(51,427)	(41,882)
Patents and other intangible assets, net		$54,139	$51,897

Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they are not amortized but tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets. On February 6, 2019, the Company obtained FDA approval of the M6-C artificial cervical disc for patients suffering from cervical disease degeneration. Following FDA approval, the Company transferred $26.8 million from IPR&D to developed technology, and began amortization over 10 years.

Amortization expense for intangible assets was $7.0 million, $2.7 million and $1.8 million for the years ended December 31, 2019, December 31, 2018 and 2017, respectively. Future amortization expense for intangible assets is estimated as follows:

(U.S. Dollars, in thousands)	Amortization
2020	$7,420
2021	7,317
2022	7,337
2023	6,668
2024	5,799
Thereafter	19,598
Total	$54,139

7.	Goodwill

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

As part of the change in reporting segments, which occurred during the first quarter of 2019, the Company performed a quantitative assessment of goodwill immediately prior to and subsequently following the change in reporting segments. The analysis did not result in an impairment. In addition, the net carrying value of goodwill that was previously reported under the prior reporting segments of (i) Bone Growth Therapies, (ii) Spinal Implants, and (iii) Biologics has been consolidated and is now included within the Global Spine reporting segment.

At the beginning of the fourth quarters of 2019 and 2018, the Company performed a qualitative assessment for its annual goodwill impairment analysis, which did not result in impairment. This qualitative analysis considers all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events.

The following table presents the net carrying value of goodwill, and a rollforward of such balances from December 31, 2018, by reportable segment:

(U.S. Dollars, in thousands)	December 31, 2018	Adjustments	December 31, 2019
Global Spine	$72,401	$(1,224)	$71,177
Global Extremities	—	—	—
Goodwill	$72,401	$(1,224)	$71,177

8.	Leases

As discussed in Note 2, the Company adopted ASU No. 2016-02—Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach. Adoption of the new standard resulted in the recognition of operating lease assets and lease liabilities of $20.2 million and $20.5 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities, net of the deferred tax impact, and the elimination of historical prepaid or deferred rent, was recorded as an adjustment to retained earnings. The net impact of adoption to the Company’s balance sheet as of January 1, 2019 is presented in the table below. The standard did not have a material impact to the Company’s consolidated statements of operations and comprehensive income (loss) or cash flows.

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

The Company has made an accounting policy election for short-term leases, in that the Company does not recognize a lease liability or lease asset on the balance sheet for leases with a lease term of twelve months or less as of the commencement date. Rather, any short-term lease payments are recognized as an expense on a straight-line basis over the lease term. The current period short-term lease expense reasonably reflects our short-term lease commitments.

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

A summary of the Company’s lease portfolio as of December 31, 2019 is presented in the table below:

(U.S. Dollars, in thousands, except lease term and discount rate)	Classification	December 31, 2019
Assets
Operating leases	Other long-term assets	$5,798
Finance leases	Property, plant and equipment, net	20,207
Total lease assets		$26,005
Liabilities
Current
Operating leases	Other current liabilities	$1,875
Finance leases	Current portion of finance lease liability	323
Long-term
Operating leases	Other long-term liabilities	4,084
Finance leases	Long-term portion of finance lease liability	20,648
Total lease liabilities		$26,930

Weighted Average Remaining Lease Term
Operating leases		4.2 years
Finance leases		20.7 years

Weighted Average Discount Rate
Operating leases		2.33%
Finance leases		4.38%

The components of lease costs were as follows:

(U.S. Dollars, in thousands)	For the Year Ended December 31, 2019
Finance lease costs:
Amortization of right-of-use assets	$972
Interest on finance lease liabilities	919
Operating lease costs	2,161
Short-term lease costs	255
Variable lease costs	749
Total lease costs	$5,056

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,075
Operating cash flows from finance leases	919
Financing cash flows from finance leases	365
Right-of-use assets obtained in exchange for lease obligations
Operating leases	878
Finance leases	21,179

A summary of the Company’s remaining lease liabilities as of December 31, 2019 is included below:

(U.S. Dollars, in thousands)	Operating Leases	Finance Leases
2020	$1,979	$1,013
2021	1,758	1,414
2022	1,409	1,442
2023	259	1,471
2024	143	1,501
Thereafter	686	25,706
Total undiscounted value of lease liabilities	6,234	32,547
Less: Interest	(275)	(11,576)
Present value of lease liabilities	$5,959	$20,971

Current portion of lease liabilities	$1,875	$323
Long-term portion of lease liabilities	4,084	20,648
Total lease liabilities	$5,959	$20,971

9.	Other current liabilities
	December 31,
(U.S. Dollars, in thousands)	2019	2018
Accrued expenses	$5,571	$6,206
Salaries, bonuses, commissions and related taxes payable	14,008	21,608
Accrued distributor commissions	12,286	10,073
Accrued legal and settlement expenses	9,227	4,196
Contingent consideration liability	14,700	13,600
Short-term operating lease liability	1,875	—
Non-income taxes payable	4,021	3,638
Other payables	2,986	8,598
Other current liabilities	$64,674	$67,919

In December 2019, the Company approved and initiated a targeted restructuring plan in the U.S. to streamline costs and to better align talent with the Company’s strategic initiatives. The plan consists primarily of the realignment of certain personnel, representing an extremely limited number of positions, which will require severance payments. As of December 31, 2019, the Company recorded a liability of $3.2 million in connection with this activity, all of which was recognized in 2019 within general and administrative expenses.

10.	Long-term debt

On October 25, 2019, the Company, and certain of its wholly-owned subsidiaries (collectively with the Company, the “Borrowers”), as borrowers, and certain material subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto. The Amended Credit Agreement provides for a $300 million secured revolving credit facility (the “Facility”) amending and restating the $125 million secured revolving credit facility that previously existed with such lenders. The Credit Agreement has a maturity date of October 25, 2024. As of December 31, 2019, the Company has no borrowings outstanding under the Credit Agreement.

Borrowings under the Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes of the Company and its subsidiaries (including permitted acquisitions and permitted payments of dividends and other distributions). The Facility is available in U.S. Dollars with up to $150 million of the Facility available to be borrowed in Euros and British Pounds (the “Agreed Currencies”).  The Facility further permits up to $50 million of the Facility to be utilized for the issuance of letters of credit in the Agreed Currencies. The Borrowers have the ability to increase the amount of the Facility, which increases may take the form of increases to the revolving credit commitments or the issuance of new term A loans, by an aggregate amount of up to the greater of $150 million or an incremental amount such that the total amount of the Facility does not exceed 350% of consolidated EBITDA of the Company (as determined for the four fiscal quarter period most recently ended for which financial statements are available), upon satisfaction of customary conditions precedent for such increases or incremental loans and receipt of additional commitments by one or more existing or new lenders.

Borrowings under the Facility bear interest at a floating rate, which is, at the Borrowers’ option, either LIBOR, or possibly an alternative reference rate to be used in place of LIBOR upon the occurrence of a benchmark transition event, plus an applicable margin ranging from 1.25% to 2.25% or a base rate plus an applicable margin ranging from 0.25% to 1.25% (in each case subject to adjustment based on the Company’s total leverage ratio).  An unused fee ranging from 0.15% to 0.25% (subject to adjustment based on the Company’s total leverage ratio) is payable quarterly in arrears based on the daily amount of the undrawn portion of each lender’s revolving credit commitment under the Facility.  Fees are payable on outstanding letters of credit at a rate equal to the applicable margin for LIBOR loans, plus certain customary fees payable solely to the issuer of the letter of credit.

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

The Amended Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness and enter into affiliate transactions. In addition, the Amended Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total net leverage ratio of not more than 3.5 to 1.0 (which ratio can be permitted to increase to 4.0 to 1.0 for no more than 4 fiscal quarters following a material acquisition) and an interest coverage ratio of at least 3.0 to 1.0. The Amended Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated. The Credit Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2019.

In conjunction with obtaining the Facility, the Company has paid $1.5 million in debt issuance costs and has capitalized a total of $1.8 million associated with the Facility. These costs are being amortized over the life of the Facility. The debt issuance costs are included in other long-term assets, net of accumulated amortization. As of December 31, 2019 and December 31, 2018, debt issuance costs, net of accumulated amortization, were $1.7 million and $0.6 million, respectively. Debt issuance costs amortized or expensed totaled $0.4 million, $0.4 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company has an unused available line of credit of €5.5 million ($6.2 million and $6.3 million) at December 31, 2019 and 2018, respectively, in its Italian line of credit. This unsecured line of credit provides the Company the option to borrow amounts in Italy at interest rates determined at the time of borrowing.

The Company paid cash related to interest of $0.8 million, $0.8 million, and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

11.	Fair value measurements and investments

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

The Company’s collective trust funds, treasury securities, equity warrants, equity securities, debt security, contingent consideration, and deferred compensation plan liabilities are the only financial instruments recorded at fair value on a recurring basis as follows:

(U.S. Dollars, in thousands)	Balance December 31, 2019	Level 1	Level 2	Level 3
Assets
Equity securities	$219	$—	$219	$—
Total	$219	$—	$219	$—
Liabilities
Contingent consideration	$(42,700)	$—	$—	$(42,700)
Deferred compensation plan	(1,255)	—	(1,255)	—
Total	$(43,955)	$—	$(1,255)	$(42,700)

(U.S. Dollars, in thousands)	Balance December 31, 2018	Level 1	Level 2	Level 3
Assets
Treasury securities	$490	$490	$—	$—
Equity securities	219	—	219	—
Debt security	17,820	—	—	17,820
Total	$18,529	$490	$219	$17,820
Liabilities
Contingent consideration	(28,560)	—	—	(28,560)
Deferred compensation plan	$(1,275)	$—	$(1,275)	$—
Total	$(29,835)	$—	$(1,275)	$(28,560)

The fair value of treasury securities was determined based on quoted prices in active markets for identical assets, therefore, the Company categorized these instruments as Level 1 financial instruments.

The fair value of the Company’s collective trust funds, equity warrants, equity securities, and deferred compensation plan liabilities are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2 financial instruments.

Equity Warrants and Securities

The Company holds investments in common stock and warrants to purchase shares of common stock of Bone Biologics. The Company’s common stock investments are recorded within other long-term assets although the fair value of the warrants was reduced to zero in 2018. The equity securities are considered investments that do not have readily determinable fair values. As such, the Company measures these investments at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In 2018, Bone Biologics completed a series of equity financing activities, which provided a new observable price change in an orderly transaction. As a result, the Company determined its investment was impaired and recorded a charge of $4.4 million in other expense, net.

As of December 31, 2019, the Company holds common stock of Bone Biologics and warrants to purchase approximately 13 thousand shares at a weighted average exercise price of $10.00 per share (after adjusting the shares and exercise price for a reverse stock split executed by Bone Biologics in 2018). Under the terms of the warrant purchase agreements, the warrants to purchase common stock in Bone Biologics are exercisable over a seven year period, which expires in 2020, and are transferable by the holder to other parties.

The changes in valuation of these securities for the years ended December 31, 2019, 2018, and 2017 are shown below:

(U.S. Dollars, in thousands)	2019	2018	2017
Equity securities and warrants at January 1	$219	$2,768	$2,768
Impact of adoption of ASU 2016-01 recognized in other income	—	1,629	—
Purchase of additional common stock	—	500	—
Fair value adjustments, expirations, and impairments recognized in other expense	—	(4,678)	—
Equity securities and warrants at December 31	$219	$219	$2,768

Debt Security

Until October of 2019, the Company held a debt security of eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. The principal amount of the debt security was $15.0 million and accrued interest at 8.0%, with payment due at maturity. The debt security was originally set to mature on March 4, 2019. On March 1, 2019, the Company entered into an Amended and Restated Senior Secured Promissory Note with eNeura (the “Restructured Debt Security”) to restructure the debt security, which extended the maturity date to the earlier of (i) March 4, 2022, (ii) the effective date of a change in control, or (iii) the effective date of an initial public offering by eNeura, and which also eliminated the conversion feature included within the original note. As consideration for the extension, eNeura issued to the Company a Warrant to Purchase Common Stock (the “Warrant”), exercisable at $0.01 per share over a ten year contractual term, for a number of shares equal to 10% of the sum of the outstanding principal and accrued interest on the Amended and Restated Debt Security as of March 1, 2019, divided by $1.00 (subject to certain anti-dilution provisions).

Prior to the restructuring, the debt security was accounted for as an available for sale debt security at fair value and included within other long-term assets. The fair value was based upon significant unobservable inputs, including the use of a discounted cash flow model and assumptions regarding the expected payback period for the debt security, requiring the Company to develop its own assumptions; therefore, the Company had categorized this asset as a Level 3 financial asset. The Company evaluated any declines in fair value, if any, each quarter to determine if impairments are other-than-temporary. The debt security had an amortized cost basis of $9.0 million at the time of the restructuring and as of December 31, 2018.

Subsequent to the restructuring, the debt security was no longer classified as an available for sale debt security, but rather as a held to maturity debt security. The debt security was reclassified from an available for sale debt security to a held to maturity debt security at its fair value on the date of the restructuring. As a result, the unrealized gains included in accumulated other comprehensive income (loss) related to the debt security were to be subsequently amortized to interest income over the remaining term of the Restructured Debt Security.

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

During the quarter ended September 30, 2019, the Company engaged in negotiations with eNeura to settle the Restructured Debt Security and on October 25, 2019, the Company and eNeura settled the Restructured Debt Security for a  $4.0 million cash payment and agreed to transfer the Warrant to eNeura. As such, the Company determined the Restructured Debt Security and Warrant were impaired and adjusted the carrying value of the Restructured Debt Security to $4.0 million, its settlement value, by recording a net other-than-temporary impairment of $6.5 million in other expense, net, which included a reclassification of the related unrealized gains included in accumulated other comprehensive income (loss) of $5.2 million.

The following table provides a reconciliation of the beginning and ending balances for debt securities measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2019	2018	2017
Balance at January 1	$17,820	$16,050	$12,220
Gains (losses) recorded for the period
Recognized in other expense, net	—	—	(5,585)
Recognized in other comprehensive income (loss)	(2,593)	1,770	9,415
Change in classification of debt security to held to maturity	(15,227)	—	—
Issuance of Warrant as consideration for extension	491	—	—
Impairment of Warrant	(491)	—	—
Balance at December 31	$—	$17,820	$16,050

Contingent Consideration

Contingent consideration consists of potential future milestone payments of up to $60.0 million in cash associated with the Spinal Kinetics acquisition. The milestone payments include (i) up to $15.0 million upon FDA approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs (the “Revenue Milestones”). Milestones must be achieved within five years of April 30, 2018 to trigger applicable payments.

On February 6, 2019, the Company obtained FDA approval of the M6-C artificial cervical disc. This approval triggered the Company’s payment obligation of $15.0 million for the achievement of the FDA Milestone, which was paid on February 14, 2019. Prior to its payment, the Company estimated the fair value of the FDA Milestone using a probability-weighted discounted cash flow model. The fair value was based on significant unobservable inputs and thus represented a Level 3 measurement. The key assumptions affecting the fair value of the milestone payment included the Company’s estimation of the timing and probability of FDA approval.

The Company estimates the fair value of the Revenue Milestones using a Monte Carlo simulation. This fair value measurement is based on significant unobservable inputs and thus represents a Level 3 measurement. The key assumptions in applying the Monte Carlo valuation model include the Company’s forecasted future revenues for Spinal Kinetics products, the discount rates applied, and assumptions for potential volatility of forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value. As of December 31, 2019, the estimated fair value of the remaining Revenue Milestones was $42.7 million; however, the actual amount ultimately paid could be higher or lower than this amount. As of December 31, 2019, the Company has classified $14.7 million of the liability within other current liabilities, as the Company expects to pay one of the Revenue Milestones in the next twelve months, and the remaining $28.0 million within other long-term liabilities.

Any changes in fair value related to contingent consideration are recorded as an operating expense and included within acquisition-related amortization and remeasurement. The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2019	2018
Contingent consideration at January 1	$28,560	$—
Acquisition date fair value	—	25,491
Increase in fair value recognized in acquisition-related amortization and remeasurement	29,140	3,069
Payment made	(15,000)	—
Contingent consideration at December 31	$42,700	$28,560

The $29.1 million increase in fair value in 2019 is primarily attributable to a change in management’s forecast of future net sales of the artificial discs, including an acceleration of the expected timing of such future sales, subsequent to the Company’s launch of the product in the U.S. market upon receiving FDA approval.

12.	Commitments and Contingencies

Contingencies policy

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

January 2017 SEC Settlements

In January 2017, the SEC approved the Company’s offers of settlement in connection with the SEC’s investigations of accounting matters leading to the Company’s prior restatement of financial statements and the Company’s review of improper payments with respect to its subsidiary in Brazil. The settlements approved by the SEC resolved these two matters, and included payments totaling $14.4 million to the SEC of amounts previously accrued and funded into escrow during 2016. In addition, in 2017, the Company received a favorable insurance settlement of approximately $6 million associated with prior costs incurred related to these matters, which was recognized within general and administrative expenses.

Discontinued Operations – Matters Related to Breg and Indemnification Obligations

On May 24, 2012, the Company sold Breg, Inc. (“Breg”), a former subsidiary, to an affiliate of Water Street Healthcare Partners II, L.P. (“Water Street”). Under the terms of the agreement, the Company indemnified Water Street and Breg with respect to certain specified matters. In May 2018, Breg settled and resolved a post-close cold therapy claim in California state court. Pursuant to the Company’s indemnification obligation, the Company made a final payment to its insurer in the amount of $1.7 million to help fund the Breg settlement. Charges incurred as a result of this indemnification were reflected as discontinued operations in our consolidated statements of operations and comprehensive income (loss). The Company does not expect any additional charges related to this discontinued operation.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. The healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and recorded expense of $1.3 million, $1.0 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the Company has accrued $4.9 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In July 2018, the Federal Prosecution Service in Rio de Janeiro and representatives from the Brazilian antitrust authority inspected the offices of more than 30 companies, including the Company’s office in São Paulo, as part of an investigation into tender irregularities in the medical device industry. Before doing so, the authorities obtained a court order affecting the Company’s (and other companies’) local bank accounts resulting in the freezing of approximately $2.5 million of the Company’s cash, which the Company reclassified to restricted cash. On April 3, 2019, the Company’s appeal regarding the freezing of its local bank accounts was heard by the Brazil Federal Court of Appeals of Rio de Janeiro, in which the Court ordered the unfreezing of the Company’s cash. The cash was then returned without any restriction in April 2019. As such, this balance was reclassified to cash and cash equivalents in 2019.

In September 2019, approximately $0.7 million of the Company’s cash in Brazil was frozen upon request to satisfy a judgment related to an ongoing legal dispute with a former Brazilian distributor. Although the Company is appealing the judgment, this cash has been reclassified to restricted cash. As of December 31, 2019, the Company has accrued $1.7 million related to this matter.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and the unrealized gains (losses) on the Company’s debt security, which was settled in 2019. The components of and changes in accumulated other comprehensive income (loss) are as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Debt Security	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(563)	$4,350	$3,787
Other comprehensive income (loss)	(1,823)	1,770	(53)
Income taxes	—	(438)	(438)
Balance at December 31, 2018	$(2,386)	$5,682	$3,296
Cumulative effect adjustment from adoption of ASU 2018-02	—	937	937
Other comprehensive loss	(653)	(2,593)	(3,246)
Income taxes	—	642	642
Reclassification adjustment to:
Interest income (expense), net	—	(1,034)	(1,034)
Other expense, net	—	(5,193)	(5,193)
Income taxes	—	1,559	1,559
Balance at December 31, 2019	$(3,039)	$—	$(3,039)

14.	Revenue recognition and accounts receivable

Revenue Recognition

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

The following sections discuss the Company’s revenue recognition policies by significant product category:

Bone Growth Therapies

Bone Growth Therapies revenue is largely attributable to the U.S. and is comprised of third-party payor transactions and wholesale revenue.

The largest portion of Bone Growth Therapies revenue is derived from third-party payors. This includes commercial insurance carriers, health maintenance organizations, preferred provider organizations, and governmental payors, such as Medicare. Revenue is recognized when the product is fitted to and accepted by the patient and all applicable documents required by the third-party payor have been obtained. Amounts paid by third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

Wholesale revenue is related to the sale of the Company’s bone growth stimulators directly to durable medical equipment suppliers. Wholesale revenues are typically recognized upon shipment and receipt of a confirming purchase order, which is when the customer obtains control of the promised goods.

Biologics

Biologics revenue is largely attributable to the U.S. and is primarily related to a collaborative arrangement with MTF, which extends through July 28, 2027. Under this arrangement, the Company markets tissue for bone repair and reconstruction under the brand names Trinity Evolution and Trinity ELITE. Per the terms of the agreement, MTF sources the tissue, processes it to create the bone growth matrix, packages, and delivers the tissue to the customer in accordance with orders received from the Company. The Company has exclusive global marketing rights for the Trinity Evolution and Trinity ELITE tissues, as well as non-exclusive marketing rights for other products, and receives marketing fees from MTF based on total sales. MTF is considered the primary obligor in these arrangements; therefore, the Company recognizes marketing service fees on a net basis within net sales upon shipment of the product to the customer.

Spinal Implants and Global Extremities

Spinal Implants and Global Extremities products are distributed world-wide, with U.S. sales largely comprised of commercial sales and international sales derived from both commercial sales and through stocking distributor arrangements.

Commercial revenue is largely related to the sale of the Company’s Spinal Implants and Global Extremities products to hospital customers. The customer obtains control and revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Other revenues within the Spinal Implants and Global Extremities product categories are derived from stocking distributors, who purchase the Company’s products and then re-sell them directly to customers, such as hospitals. For revenue from stocking distributor arrangements, subsequent to the adoption of Topic 606 effective January 1, 2018, the Company recognizes revenue upon shipment and receipt of a confirming purchase order, which is when the distributor obtains control of the promised goods. The transaction price with stocking distributors is estimated based upon the Company’s historical collection experience with the stocking distributor. To derive this estimate, the Company analyzes twelve months of historical invoices by stocking distributor and the subsequent collections on those invoices for a period of up to 24 months subsequent to the invoice date. The historical collection percentage, which is specific to each stocking distributor, is then used to calculate the transaction price. Cost of sales is also recorded upon transfer of control of the product to the customer subsequent to the adoption of Topic 606.

Prior to the adoption of Topic 606, or for all periods presented prior to January 1, 2018, the Company recognized revenue from stocking distributor arrangements once the product was delivered to the end customer (the “sell-through method”). Because the Company did not have reliable information about when its distributors sold the product through to end customers, the Company used cash collection from distributors as a basis for revenue recognition under the sell-through method. Although in many cases the

Company was legally entitled to the accounts receivable at the time of shipment, the Company did not recognize accounts receivables or any corresponding deferred revenues at the time of shipment associated with stocking distributor transactions for which revenue was recognized on the sell-through method. The Company also considered whether to match the related cost of sales with revenue or to recognize cost of sales upon shipment. In making this assessment, the Company considered the financial viability of its stocking distributors, based on their creditworthiness, to determine if collectability of amounts sufficient to realize the costs of the products shipped was reasonably assured at the time of shipment. In instances where the stocking distributor was determined to be financially viable, the Company deferred the costs of sales until revenue was recognized.

Product Sales and Marketing Service Fees

The table below presents net sales, which includes product sales and marketing service fees, for each of the years ended December 31, 2019, 2018, and 2017.

	For the year ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
Product sales	$397,064	$395,589	$373,538
Marketing service fees	62,891	57,453	60,285
Net sales	$459,955	$453,042	$433,823

Product sales primarily consists of the sale of Bone Growth Therapies, Spinal Implants, and Global Extremities products. Marketing service fees are received from MTF based on total sales of biologics tissues and relates solely to the Biologics product category within the Global Spine reporting segment. Marketing service fees received from MTF were  $62.9 million, or approximately 96% of total Biologics revenues, for the year ended December 31, 2019. As MTF is the Company’s single supplier for the Trinity Evolution and Trinity ELITE tissue forms, which are derived from human cadaveric donors, any event or circumstance that would impact MTF’s continued access to donated human cadaveric tissue or the Company’s ability to market these tissues may adversely impact the Company’s financial results.

Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales, and were  $2.8 million, $2.7 million and $3.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The Company will generally sell receivables from certain Italian hospitals each year to accelerate cash collections. During 2019, 2018, and 2017 the Company sold €9.8 million, €9.8 million, and €9.8 million ($10.9 million, $11.5 million, and $11.2 million) of receivables, respectively. The estimated related fees for 2019, 2018, and 2017 were $0.3 million, $0.3 million and $0.3 million, respectively, which is recorded as interest expense. Trade accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

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

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“other contract assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of the Company’s products. Other contract assets are included in other long-term assets and were $3.7 million and $1.9 million as of December 31, 2019 and 2018, respectively.

Other contract assets are amortized on a straight-line basis over the term of the related contract. No impairments were incurred for other contract assets in 2019 or 2018. Further, the Company has applied the practical expedient allowed within Topic 606 to expense sales commissions when incurred, as the applicable amortization period would be for one year or less.

15.	Business segment information

The Company changed its reportable business segments, beginning with the first quarter of 2019, to align with changes in how the Company manages its business, reviews operating performance and allocates resources.  The Company now reports results under two reportable segments: Global Spine and Global Extremities. These reporting segments represent the operating segments for which the Chief Executive Officer, who is also Chief Operating Decision Maker (the “CODM”), reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is earnings before interest, tax, depreciation, and amortization (“EBITDA”). The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information. Accordingly, the reporting segment information has been prepared based on these two reporting segments. Prior periods have been recast to present the change in reporting segements.

Global Spine

The Global Spine reporting segment offers three primary product categories: Bone Growth Therapies, Spinal Implants, and Biologics.

The Bone Growth Therapies product category manufactures, distributes, and provides support services of market leading bone growth stimulator devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine fractures that have not healed (non-unions). This product category uses distributors and sales representatives to sell its devices to hospitals, healthcare providers, and patients, primarily in the U.S.

The Spinal Implants product category designs, develops, and markets a broad portfolio of motion preservation and fixation implant products used in surgical procedures of the spine. Spinal Implants distributes its products through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers, globally.

The Biologics product category provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This product category specializes in the marketing of the Company’s exclusive regeneration tissue forms and distributes its tissues to hospitals and healthcare providers, primarily in the U.S., through a network of independent distributors and sales representatives. The partnership with MTF allows the Company to exclusively market the Trinity Evolution and Trinity ELITE tissue forms for musculoskeletal defects to enhance bony fusion.

Global Extremities

The Global Extremities reporting segment offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This reporting segment specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction and bone reconstruction procedures. Global Extremities distributes its products through a network of distributors and sales representatives to sell orthopedic products to hospitals, and healthcare providers, globally.

Corporate

Corporate activities are comprised of the operating expenses and activities of the Company not necessarily identifiable within the two reporting segments.

The table below presents net sales by major product category by reporting segment:

	Year Ended December 31,
	2019		2018		2017
(U.S. Dollars, in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Bone Growth Therapies	$197,181	42.9%	$195,252	43.1%	$185,900	42.9%
Spinal Implants	94,544	20.6%	91,658	20.2%	81,957	18.9%
Biologics	65,496	14.2%	59,684	13.2%	62,724	14.4%
Global Spine	357,221	77.7%	346,594	76.5%	330,581	76.2%
Global Extremities	102,734	22.3%	106,448	23.5%	103,242	23.8%
Net sales	$459,955	100.0%	$453,042	100.0%	$433,823	100.0%

The following table presents EBITDA, the primary metric used in managing the Company, by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
Global Spine	$39,528	$76,545	$84,034
Global Extremities	7,496	9,453	7,143
Corporate	(49,252)	(43,626)	(34,246)
Total EBITDA	(2,228)	42,372	56,931
Depreciation and amortization	(24,699)	(18,659)	(20,124)
Interest expense, net	(122)	(828)	(416)
Income (loss) before income taxes	$(27,049)	$22,885	$36,391

The following table presents depreciation and amortization by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
Global Spine	$14,329	$9,512	$9,834
Global Extremities	5,575	5,342	6,040
Corporate	4,795	3,805	4,250
Total	$24,699	$18,659	$20,124

Geographical information

The following data includes net sales by geographic destination:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
U.S.	$361,939	$355,353	$345,145
Italy	19,560	19,331	17,059
Germany	12,688	11,606	7,063
United Kingdom	10,090	8,731	8,725
Brazil	7,685	7,120	10,356
Others	47,993	50,901	45,475
Net sales	$459,955	$453,042	$433,823

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
Global Spine
U.S.	$335,410	$326,994	$318,227
International	21,811	19,600	12,354
Total Global Spine	357,221	346,594	330,581

Global Extremities
U.S.	26,529	28,359	26,918
International	76,205	78,089	76,324
Total Global Extremities	102,734	106,448	103,242

Consolidated
U.S.	361,939	355,353	345,145
International	98,016	97,689	88,678
Net sales	$459,955	$453,042	$433,823

The following data includes property, plant and equipment by geographic area:

(U.S. Dollars, in thousands)	2019	2018
U.S.	$51,278	$31,344
Italy	7,937	7,732
Germany	849	861
United Kingdom	1,082	896
Brazil	141	191
Others	1,440	1,811
Total	$62,727	$42,835

16.	Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of amortization related to intangible assets acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement. Components of acquisition-related amortization and remeasurement for the twelve months ended December 31, 2019, 2018, and 2017, respectively, are as follows:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
Changes in fair value of contingent consideration	$29,140	$3,069	$—
Amortization of acquired intangibles	5,072	1,255	—
Total	$34,212	$4,324	$—

17.	Share-based compensation

At December 31, 2019, and 2018, the Company had stock option and award plans, and a stock purchase plan.

2012 Long Term Incentive Plan

The Board of Directors adopted the Amended and Restated 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 13, 2012, which was subsequently provided by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors, consultants, and advisors who perform services for the Company and its subsidiaries and affiliates may receive awards under the 2012 LTIP. Incentive share options; however, are only available to the Company’s employees. Awards granted under the 2012 LTIP expire no later than ten years after the date of grant. At December 31, 2019, the Company reserves a total of 4,750,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2019, there were 1,067,947 options outstanding under the 2012 LTIP, of which 714,180 were exercisable. In addition, there were 119,217 shares of unvested restricted stock outstanding and 560,844 restricted stock units outstanding, some of which contain market-based vesting conditions, under the 2012 LTIP as of December 31, 2019.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP”) reserved 3.1 million shares for issuance, subject to certain adjustments set forth in the 2004 LTIP. At December 31, 2019, there were 25,500 options outstanding under the 2004 LTIP, all of which were exercisable.

Inducement Plans

The Inducement Plan for Spinal Kinetics Employees (the “Spinal Kinetics Inducement Plan”) reserved 51,705 shares for issuance to employees of Spinal Kinetics as an inducement to continue employment with the Company. At December 31, 2019, there were 7,156 options outstanding under the Spinal Kinetics Inducement Plan, all of which were exercisable, and 5,608 shares of unvested restricted stock outstanding.

In conjunction with the Options Medical acquisition, an inducement grant of 25,478 restricted stock units, with a fair value of $1.4 million, was awarded to the Options Medical founder. The award vests in one-third annual increments beginning on the first anniversary of the grant date and is contigent upon continued employment. As of December 31, 2019, there were 25,478 shares of unvested restricted stock outstanding relating to this inducement.

In August 2019, the Company appointed a new President of Global Spine, who was then subsequently promoted to President and Chief Executive Officer. As an inducement to accept employment with the Company, the individual was awarded a grant of stock options to acquire up to 50,711 shares of common stock and an award of 14,743 restricted stock units. Both awards will vest in one-fourth annual increments beginning on the first anniversary of the grant date. As of December 31, 2019, there were 50,711 options outstanding under this inducement, none of which were exercisable, and 14,743 shares of unvested restricted stock outstanding.

Stock Purchase Plan

The Second Amended and Restated Stock Purchase Plan, as Amended (the “Stock Purchase Plan”) provides for the issuance of  shares of the Company’s common stock to eligible employees and directors of the Company and its subsidiaries that elect to participate in the plan and acquire shares of common stock through payroll deductions (including executive officers).

During each purchase period, eligible employees may designate between 1% and 25% of their compensation to be deducted for the purchase of common stock under the plan (or such other percentage in order to comply with regulations applicable to Employees domiciled in or resident of a member state of the European Union). For eligible directors, the designated percentage will be applied to an amount equal to his or her director compensation paid in cash for the current plan period. The purchase price of the shares under the plan is equal to 85% of the fair market value on the first day of the plan period or, if lower, on the last day of the plan period.

Due to the compensatory nature of such plan, the Company records the related share-based compensation in the consolidated statement of operations. Compensation expense is estimated using the Black-Scholes valuation model, with such value recognized as expense over the plan period. As of December 31, 2019, the aggregate number of shares reserved for issuance under the Stock Purchase Plan is 2,350,000. As of December 31, 2019, 1,827,147 shares had been issued.

Share-Based Compensation Expense

Share-based compensation expense is recorded in the same line of the consolidated statements of operations as the employee’s cash compensation. The following tables present the detail of share-based compensation by line item in the consolidated statements of income as well as by award type, for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
Cost of sales	$715	$522	$486
Sales and marketing	2,512	1,802	1,471
General and administrative	16,872	15,197	9,671
Research and development	1,441	1,409	929
Total	$21,540	$18,930	$12,557

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
Stock options	$4,054	$3,061	$2,388
Time-based restricted stock awards and stock units	11,084	7,265	5,540
Performance-based restricted stock awards and stock units	—	1,998	462
Market-based restricted stock units	4,733	5,256	2,904
Stock purchase plan	1,669	1,350	1,263
Total	$21,540	$18,930	$12,557

The income tax benefit related to this expense was $3.5 million, $3.2 million, and $3.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

	Year Ended December 31,
	2019	2018	2017
Assumptions:
Expected term (in years)	5.0	4.5	4.5
Expected volatility	29.7% – 31.0%	28.7% – 30.1%	31.2%
Risk free interest rate	1.38% – 2.31%	2.55% – 2.79%	1.93%
Dividend yield	—	—	—
Weighted average grant date fair value	$14.64	$16.28	$13.32

The expected term of the options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, and an employee’s average length of service. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option.

Summaries of the status of the Company’s stock option plans as of December 31, 2019 and 2018 and changes during the year ended December 31, 2019 are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	1,175,887	$41.87
Granted	279,248	$49.17
Exercised	(74,729)	$37.20
Forfeited or expired	(79,092)	$54.84
Outstanding at December 31, 2019	1,301,314	$42.92	5.69
Vested and expected to vest at December 31, 2019	1,301,314	$42.92	5.69
Exercisable at December 31, 2019	896,836	$39.97	4.24

As of December 31, 2019, the unamortized compensation expense relating to options granted and expected to be recognized was $3.7 million. This amount is expected to be recognized through December 2023 over a weighted average period of approximately 1.7 years. The total intrinsic value of options exercised was $1.4 million, $3.2 million and $2.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. For the year ended December 31, 2019 we received $2.8 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $0.3 million.The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $46.18, the closing price of the Company’s stock on December 31, 2019. The aggregate intrinsic value of options outstanding was $7.3 million, $13.6 million, and $18.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The aggregate intrinsic value of options exercisable was $6.7 million, $11.0 million, and $12.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Time-based Restricted Stock Awards and Stock Units

During the year ended December 31, 2019, the Company granted to employees and non-employee directors 319,189 shares of  time- based restricted stock awards or stock units, which vest at various dates through December 2023. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, is recognized on a straight-line basis over the vesting period, which is typically four years, net of actual forfeitures.

Since 2017, the annual grant to non-employee directors has been made in the form of one-year vesting restricted stock units with deferred delivery (“DSUs”), whereby shares are not settled until after the director ceases service as a director. As of December 31, 2019, there were 47,077 DSUs outstanding that are vested but not settled.

The aggregate fair value of time-based restricted stock awards and stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $9.5 million, $8.0 million and $7.3 million, respectively. Unamortized compensation expense related to time-based restricted stock awards and stock units amounted to $15.3 million at December 31, 2019, and is expected to be recognized over a weighted average period of approximately 2.5 years.  The aggregate intrinsic value of time-based restricted stock awards and stock units outstanding was $21.6 million, $18.8 million and $17.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Performance-based Restricted Stock Awards and Stock Units

The Company’s performance-based restricted stock awards and stock units contain performance-based vesting conditions.

The fair value of performance-based restricted stock awards and stock units is calculated based upon the closing stock price at the date of grant. Such value is recognized as expense over the derived requisite service period beginning in the period in which they are deemed probable to vest, net of actual forfeitures. Vesting probability is assessed based upon forecasted earnings and financial results. The Company did not grant any performance-based restricted stock awards or stock units to employees during the years ended December 31, 2019, 2018, or 2017.

During the year ended December 31, 2015, the Company granted to employees 110,660 shares of performance-based restricted stock awards, which vested based upon the achievement of certain earnings or return on invested capital targets. No compensation expense was recorded for these awards in 2019 as the performance targets were obtained in prior years. Approximately $0.4 million and $0.5 million of compensation expense was recorded for the years ended December 31, 2018 and 2017, respectively, associated with these performance-based restricted stock awards. The fair value of performance-based restricted stock awards that vested during the years ended December 31, 2019, 2018, and 2017, were $3.2 million, $0.0 million, and $4.9 million, respectively. No unamortized compensation expense related to performance-based restricted stock awards remains as of December 31, 2019. The aggregate intrinsic value of performance-based restricted stock awards outstanding was $0.0 million, $2.9 million and $3.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

During the year ended December 31, 2015, the Company also granted 55,330 shares of performance-based restricted stock units to employees, which vested based upon the achievement of certain earnings or return on invested capital targets for the year ended December 31, 2018. The Company recognized compensation expense of $0.0 million, $1.6 million, and $0.0 million associated with these 2015 performance-based restricted stock units  for the years ended December 31, 2019, 2018, and 2017, respectively. The fair value of performance-based restricted stock units that vested during the years ended December 31, 2019, 2018, and 2017, were $2.7 million, $0.0 million, and $0.0 million, respectively. No unamortized compensation expense remains as of December 31, 2019 related to these 2015 performance-based restricted stock units. The aggregate intrinsic value of performance-based restricted stock units outstanding was $0.0 million, $2.5 million, and $3.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Market-based Restricted Stock Units

The Company’s market-based restricted stock units contain market-based vesting conditions.

The fair value of market-based restricted stock units is determined at the date of the grant using the Monte Carlo valuation methodology, with any discounts for post-vesting restrictions estimated using the Chaffe Model. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied. Such value is recognized on a straight-line basis over the vesting period, net of actual forfeitures. The awards, if the market conditions are achieved, will be settled in shares of common stock, with one share of common stock issued per restricted stock unit if targets are achieved at the 100% level. Awards may be achieved at a minimum level of 50% and a maximum of 200%. The market conditions for the awards are based on the Company’s stock achieving certain total shareholder return targets relative to specified index companies during a 3-year performance period beginning on each respective grant date. The Company recorded $4.7 million $5.3 million, and $2.9 million in compensation expense for the years ended December 31, 2019, 2018, and 2017, respectively, related to market-based restricted stock units. Unamortized compensation expense for market-based restricted stock units amounted to $3.8 million at December 31, 2019, and is expected to be recognized over a weighted average period of approximately 1.2 years. The aggregate intrinsic value of market-based restricted stock units outstanding was $11.9 million, $14.2 million, and $10.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

A summary of the status of our time-based, performance-based and market-based restricted stock awards and stock units as of December 31, 2019 and 2018 and changes during the year ended December 31, 2019 are presented below:

	Time-based Restricted Stock Awards and Stock Units		Performance-based Restricted Stock Awards and Stock Units		Market-based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	357,592	$49.77	102,155	$33.12	271,295	$57.44
Granted	319,189	$52.48	—	$—	60,722	$65.27
Vested and settled	(157,053)	$46.82	(102,155)	$33.12	—	$—
Cancelled	(51,000)	$52.85	—	$—	(74,855)	$15.92
Outstanding at December 31, 2019	468,728	$51.96	—	$—	257,162	$60.08

Retirement of the Company’s President and Chief Executive Officer

On February 25, 2019, the Company entered into a Transition and Retirement Agreement (the “Retirement Agreement”) with the Company’s President and Chief Executive Officer, Brad Mason. Under the Retirement Agreement, the parties agreed that Mr. Mason would continue to serve in his role until his successor was appointed by the Board and commenced employment, which occurred on October 31, 2019 (the “Retirement Date”).  The parties agreed that Mr. Mason would provide ongoing transition assistance to the Company pursuant to a consulting arrangement during the 12 months following the Retirement Date, and that Mr. Mason will be paid $40,000 per month for such transition consulting services.

As part of the Retirement Agreement, certain time-based stock options and restricted stock awards were modified to vest on the Retirement Date. In addition, stock options were modified to extend the post-termination exercise period from 18 months under a standard qualified retirement to up to four years, dependent upon the remaining contractual terms terms of the options. For fiscal year 2019, in lieu of Mr. Mason’s normal annual incentive awards under the 2012 LTIP, and in recognition of the ongoing transition assistance that he agreed to provide, Mr. Mason was granted an award of RSUs on April 1, 2019, with a grant date fair market value of $2.0 million that will vest on the first anniversary of the date of grant, subject to him continuing to provide transition consulting services through his Retirement Date. The full fair value of the award was recorded as expense in 2019. The Company recognized approximately $6.5 million in share-based compensation expense during the year ended December 31, 2019 related to the Retirement Agreement, which was charged to general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

18.	Defined contribution plans and deferred compensation

Defined Contribution Plans

Orthofix Inc. sponsors a defined contribution plan (the “401(k) Plan”) covering substantially all full time U.S. employees. The 401(k) Plan allows participants to contribute up to 80% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2019, 2018, and 2017, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately  $2.7 million, $2.3 million, and $2.0 million, respectively.

The Company also operates defined contribution plans for its international employees meeting minimum service requirements. The Company’s expenses for such contributions during each of the years ended December 31, 2019, 2018, and 2017 were $1.0 million, $1.1 million and $1.1 million, respectively.

Deferred Compensation Plans

Under Italian Law, our Italian subsidiary accrues, on behalf of its employees, deferred compensation, which is paid on termination of employment. The accrual for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal, which is regulated by a national contract and is equal to approximately 3.8% of total commissions earned from the Company. The Company’s relations with its Italian employees, who represent 18.6% of total employees at December 31, 2019, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. The Company is not a party to any other collective bargaining agreement. The balance in other long-term liabilities as of December 31, 2019 and 2018 was $1.3 million, and represents the amount which would be payable if all the employees and agents had terminated employment at that date.

19.	Income taxes

Income (loss) from continuing operations before provision for income taxes consisted of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
U.S.	$(24,890)	$28,642	$27,774
Non-U.S.	(2,159)	(5,757)	8,617
Income (loss) before income taxes	$(27,049)	$22,885	$36,391

The provision for income taxes on continuing operations consists of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2019	2018	2017
U.S.
Current	$(1,911)	$9,480	$3,620
Deferred	2,008	(3,430)	20,222
	97	6,050	23,842
Non-U.S.
Current	1,931	2,255	4,062
Deferred	(615)	769	1,196
	1,316	3,024	5,258
Income tax expense	$1,413	$9,074	$29,100

The differences between the income tax provision at the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2019, 2018, and 2017 consist of the following:

	2019		2018		2017[1]
(U.S. Dollars, in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(5,680)	21.0%	$4,806	21.0%	$12,737	35.0%
State taxes, net of U.S. federal benefit	1,043	(3.9)	1,038	4.5	1,598	4.4
Foreign rate differential, including withholding taxes	131	(0.5)	784	3.4	(3,849)	(10.6)
Valuation allowances, net	(165)	0.6	4,116	18.0	3,548	9.7
Research credits	(829)	3.1	(710)	(3.1)	(397)	(1.1)
Italian subsidiary intangible asset	—	—	(230)	(1.0)	(381)	(1.0)
Domestic manufacturing deduction	—	—	—	—	(818)	(2.2)
Unrecognized tax benefits, net of settlements	(2,745)	10.1	81	0.4	6,002	16.5
Impact of the Tax Act	—	—	(560)	(2.4)	8,347	22.9
Equity compensation	626	(2.3)	(1,646)	(7.2)	272	0.7
Executive compensation	1,504	(5.6)	606	2.6	123	0.3
Contingent consideration	5,678	(21.0)	528	2.3	—	—
Other, net	1,850	(6.7)	261	1.2	1,918	5.4
Income tax expense/effective rate	$1,413	(5.2)%	$9,074	39.7%	$29,100	80.0%

1 The rate reconciliation for 2017 is based on the U.S. federal income tax rate, rather than the Company’s country of domicile rate at that time. The Company believes, given the large proportion of taxable income earned in the U.S., this presentation is more meaningful.

Certain items within the tables of this footnote have been recast for previous years to conform to current year presentation.

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

The Company paid cash relating to taxes totaling $8.1 million, $15.6 million, and $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
(U.S. Dollars, in thousands)	2019	2018
Intangible assets and goodwill	$1,390	$1,682
Inventories and related reserves	13,216	12,151
Deferred revenue and cost of goods sold	4,652	4,652
Other accruals and reserves	4,337	2,799
Accrued compensation	9,221	8,317
Allowance for doubtful accounts	971	2,346
Net operating loss and tax credit carryforwards	44,230	52,664
Lease liabilities	6,268	—
Other, net	1,567	2,200
	85,852	86,811
Valuation allowance	(38,741)	(49,014)
Deferred tax asset	$47,111	$37,797
Withholding taxes	(40)	—
Property, plant and equipment	(5,881)	(4,569)
Right-of-use lease assets	(6,073)	—
Deferred tax liability	(11,994)	(4,569)
Net deferred tax assets	$35,117	$33,228

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

The valuation allowance is primarily attributable to net operating loss carryforwards and temporary differences in certain foreign jurisdictions.  The net decrease in the valuation allowance of $10.3 million during the year principally relates to the decrease of valuation allowances on net operating loss carryforwards in foreign jurisdictions due to expiration, statutory rate changes, and changes regarding the realizability of net deferred tax assets. It is reasonably possible that the valuation allowance will decrease in 2020 related to expiration of foreign net operating losses.

The Company has federal net operating loss carryforwards of $25.5 million and research and development credits of $1.6 million as a result of the acquisition of Spinal Kinetics. These carryforwards are subject to limitation under the provisions of Section 382 and will begin to expire in 2026. The Company has state net operating loss carryforwards of approximately $35.5 million, of which $22.0 million relates to Spinal Kinetics and begins to expire in 2020. Additionally, the Company has net operating loss carryforwards in various foreign jurisdictions of approximately $145.3 million that begin to expire in 2020, the majority of which relate to the Company’s Netherlands and Brazil operations.

Prior to the Domestication, as an entity incorporated in Curaçao, “foreign earnings” referred to both U.S. and non-U.S. earnings.  As a result of the Domestication, only income sourced outside of the U.S. is considered unremitted foreign earnings. Unremitted foreign earnings decreased from $50.4 million at December 31, 2018 to $49.2 million at December 31, 2019. The decrease is due to the impact of currency translation. As a result of the 2017 Tax Act, current year earnings have been deemed to be repatriated. Those foreign subsidiary earnings that are subject to U.S. taxation as a component of Global Intangible Low Taxed Income (GILTI) under the Tax Act are included as a component of current tax expense. The Company’s investment in foreign subsidiaries continues to be indefinite in nature; however, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur significant additional tax liability.

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

The Company’s unrecognized tax benefit was $16.9 million and $21.4 million for the years ended December 31, 2019 and 2018, respectively. The Company recorded net interest and penalties expense (benefit) on unrecognized tax benefits of  $(0.1) million, $1.4 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, and had approximately $6.6 million and $6.7 million accrued for payment of interest and penalties as of December 31, 2019 and 2018, respectively. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits, exclusive of interest and penalties, related to the resolution of federal, state and foreign matters could be reduced by $13.0 million to $13.5 million as audits close and statutes expire.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2019, 2018, and 2017 follows:

(U.S. Dollars, in thousands)	2019	2018
Balance as of January 1,	$21,351	$23,676
Additions for current year tax positions	309	170
Increases for prior year tax positions	1,711	1,653
Settlements of prior year tax positions	(1,183)	(1,499)
Expiration of statutes	(5,284)	(2,649)
Balance as of December 31,	$16,904	$21,351

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state and foreign jurisdictions, including Italy and the United Kingdom. The statute of limitations with respect to federal and state tax filings is closed for years prior to 2014. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to 2015.

During the third quarter of 2015, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for 2012. The Company concluded this examination in the first quarter of 2018 with no material impact to the financial statements. In October 2016, the Company was notified of an examination of its federal income tax return for 2013 and in December 2017, the examination for 2013 was concluded with no change. In November 2017, the Company was notified of an examination of its federal income tax return for 2015. In February 2019, the Company reached an agreement and concluded this examination. As a result, the Company recognized a benefit of approximately $1.8 million during 2019. The Company cannot reasonably determine if any state and local or foreign examinations, will have a material impact on its financial statements and cannot predict the timing regarding resolution of these tax examinations.

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

For each of the three years ended December 31, 2019, 2018, and 2017, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in the diluted EPS computations.

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares-basic	18,903,289	18,494,002	18,117,405
Effect of diluted securities:
Unexercised stock options and employee stock purchase plan	—	313,648	209,691
Unvested time-based restricted stock awards	—	—	123,592
Unvested performance-based restricted stock awards	—	103,960	48,057
Weighted average common shares-diluted	18,903,289	18,911,610	18,498,745

There were 1,704,708, 349,930 and 418,859 weighted average outstanding options, restricted stock, and performance-based or market-based equity awards not included in the diluted earnings per share computation for the years ended December 31, 2019, 2018, and 2017, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based awards, all necessary conditions have not been satisfied by the end of the respective period.

21. Quarterly financial data (unaudited)

	2019
(U.S. Dollars, in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$109,112	$115,850	$113,499	$121,494	$459,955
Cost of sales	23,708	25,812	24,896	26,191	100,607
Gross profit	85,404	90,038	88,603	95,303	359,348
Operating expense	89,852	89,587	107,485	91,208	378,132
Operating income (loss)	(4,448)	451	(18,882)	4,095	(18,784)
Net income (loss) from continuing operations	897	(547)	(40,498)	11,686	(28,462)
Net income (loss)	$897	$(547)	$(40,498)	$11,686	$(28,462)
Net income (loss) per common share — basic:
Net income (loss) from continuing operations	$0.05	$(0.03)	$(2.14)	$0.61	$(1.51)
Net income (loss)	$0.05	$(0.03)	$(2.14)	$0.61	$(1.51)
Net income (loss) per common share — diluted:
Net income (loss) from continuing operations	$0.05	$(0.03)	$(2.14)	$0.60	$(1.51)
Net income (loss)	$0.05	$(0.03)	$(2.14)	$0.60	$(1.51)

	2018
(U.S. Dollars, in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net sales	$108,709	$111,547	$111,708	$121,078	$453,042
Cost of sales	24,147	22,835	24,020	25,626	96,628
Gross profit	84,562	88,712	87,688	95,452	356,414
Operating expense[1,2]	76,692	82,797	83,781	83,050	326,320
Operating income[1,2]	7,870	5,915	3,907	12,402	30,094
Net income (loss) from continuing operations[2]	5,226	925	(1,211)	8,871	13,811
Net income (loss)	$5,226	$925	$(1,211)	$8,871	$13,811
Net income (loss) per common share — basic:
Net income (loss) from continuing operations	$0.28	$0.05	$(0.07)	$0.47	$0.73
Net income (loss)	$0.28	$0.05	$(0.07)	$0.47	$0.73
Net income (loss) per common share — diluted:
Net income (loss) from continuing operations	$0.27	$0.05	$(0.07)	$0.46	$0.72
Net income (loss)	$0.27	$0.05	$(0.07)	$0.46	$0.72

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

22. Subsequent events

On February 3, 2020, the Company, through a wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. Under the terms of the Purchase Agreement, as consideration for the acquired assets, the Company will pay $18 million in cash consideration and will enter into manufacturing supply contract with Wittenstein.

The acquisition is anticipated to close by the end of the first quarter of 2020, subject to customary closing conditions.