Form 10-Q
period 2020-03-31
Orthofix Medical Inc.
filed 2020-05-08
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, 19,202,587 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	OFIX	Nasdaq Global Select Market

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict, including the risks described in Part II Item 1A under the heading Risk Factors of this filing; Part I, Item 1A under the heading Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”); and other Securities and Exchange Commission (“SEC”) filings. In addition to the risks described there, factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the effects of the COVID-19 pandemic on our business, including (i) surgeries that use our products being delayed or cancelled as a result of hospitals and surgery centers being closed or limited to life-threatening and/or essential procedures, (ii) portions of our global workforce being unable to work fully and/or effectively due to illness, quarantines, government actions (including "shelter in place" orders or advisories), facility closures or other reasons related to the pandemic, (iii) disruptions to our supply chain, (iv) volatility in global capital markets limiting our access to financing for potential acquisitions or working capital, (v) customers and payors being unable to satisfy contractual obligations to us, including the ability to make timely payment for purchases, (vi) general economic weakness in markets in which we operate affecting customer spending, and (vii) other unpredictable aspects of the pandemic. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A under the heading Risk Factors in our 2019 Form 10-K, such as our need to generate sufficient cash flows to service indebtedness and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise. As a result of these various risks, our actual outcomes and results may differ materially from those expressed in these forward-looking statements.

This list of risks, uncertainties and other factors is not complete. We discuss some of these matters more fully, as well as certain risk factors that could affect our business, financial condition, results of operations, and prospects, in reports we file from time-to-time with the SEC, which our available to read at www.sec.gov. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$57,739	$69,719
Restricted cash	529	684
Accounts receivable, net of allowances of $5,591 and $3,987, respectively	77,798	86,805
Inventories	82,744	82,397
Prepaid expenses and other current assets	21,185	20,948
Total current assets	239,995	260,553
Property, plant and equipment, net	64,836	62,727
Intangible assets, net	58,770	54,139
Goodwill	82,646	71,177
Deferred income taxes	36,133	35,117
Other long-term assets	11,110	11,907
Total assets	$493,490	$495,620
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$19,641	$19,886
Current portion of finance lease liability	357	323
Other current liabilities	45,963	64,674
Total current liabilities	65,961	84,883
Long-term portion of finance lease liability	22,471	20,648
Other long-term liabilities	49,689	62,458
Total liabilities	138,121	167,989
Contingencies (Note 9)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,056,178 and 19,022,619 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,906	1,902
Additional paid-in capital	275,686	271,019
Retained earnings	82,527	57,749
Accumulated other comprehensive loss	(4,750)	(3,039)
Total shareholders’ equity	355,369	327,631
Total liabilities and shareholders’ equity	$493,490	$495,620

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2020	2019
Net sales	$104,823	$109,112
Cost of sales	23,409	23,708
Gross profit	81,414	85,404
Sales and marketing	54,313	53,694
General and administrative	17,865	20,472
Research and development	9,964	9,229
Acquisition-related amortization and remeasurement (Note 13)	(7,582)	6,457
Operating income (loss)	6,854	(4,448)
Interest expense, net	(423)	(257)
Other expense, net	(798)	(404)
Income (loss) before income taxes	5,633	(5,109)
Income tax benefit	20,032	6,006
Net income	$25,665	$897

Net income per common share:
Basic	$1.33	$0.05
Diluted	1.32	0.05
Weighted average number of common shares:
Basic	19,143,934	18,750,184
Diluted	19,299,820	19,191,146

Other comprehensive loss, before tax
Unrealized loss on debt security	—	(2,593)
Currency translation adjustment	(1,711)	(449)
Other comprehensive loss before tax	(1,711)	(3,042)
Income tax related to other comprehensive loss	—	641
Other comprehensive loss, net of tax	(1,711)	(2,401)
Comprehensive income (loss)	$23,954	$(1,504)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
At December 31, 2019	19,022,619	$1,902	$271,019	$57,749	$(3,039)	$327,631
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	(887)	—	(887)
Net income	—	—	—	25,665	—	25,665
Other comprehensive loss, net of tax	—	—	—	—	(1,711)	(1,711)
Share-based compensation	—	—	3,859	—	—	3,859
Common shares issued, net	33,559	4	808	—	—	812
At March 31, 2020	19,056,178	$1,906	$275,686	$82,527	$(4,750)	$355,369

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2018	18,579,688	$1,858	$243,165	$87,078	$3,296	$335,397
Cumulative effect adjustment from adoption of ASU 2016-02	—	—	—	71	—	71
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	(938)	938	—
Net income	—	—	—	897	—	897
Other comprehensive loss, net of tax	—	—	—	—	(2,401)	(2,401)
Share-based compensation	—	—	5,685	—	—	5,685
Common shares issued, net	211,081	21	4,012	—	—	4,033
At March 31, 2019	18,790,769	$1,879	$252,862	$87,108	$1,833	$343,682

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2020	2019
Cash flows from operating activities
Net income	$25,665	$897
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	6,327	5,727
Amortization of operating lease assets, debt costs, and other assets	1,005	773
Provision for expected credit losses	679	46
Deferred income taxes	(1,027)	(1,582)
Share-based compensation	3,859	5,685
Interest and loss on valuation of investment securities	219	(593)
Change in fair value of contingent consideration	(9,000)	5,400
Other	(744)	586
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	6,712	(2,027)
Inventories	(848)	(2,477)
Prepaid expenses and other current assets	(496)	1,427
Accounts payable	28	1,883
Other current liabilities	(1,333)	(12,439)
Payment of contingent consideration	—	(1,340)
Other long-term assets and liabilities	(18,582)	(3,005)
Net cash from operating activities	12,464	(1,039)
Cash flows from investing activities
Acquisition of a business	(18,000)	—
Capital expenditures for property, plant and equipment	(4,285)	(4,643)
Capital expenditures for intangible assets	(659)	(273)
Asset acquisitions and other investments	(1,240)	(6,400)
Net cash from investing activities	(24,184)	(11,316)
Cash flows from financing activities
Proceeds from issuance of common shares	948	6,331
Payments related to withholdings for share-based compensation	(136)	(2,298)
Payment of contingent consideration	—	(13,660)
Payments related to finance lease obligation	(92)	(99)
Other financing activities	(405)	(670)
Net cash from financing activities	315	(10,396)
Effect of exchange rate changes on cash	(730)	(230)
Net change in cash, cash equivalents, and restricted cash	(12,135)	(22,981)
Cash, cash equivalents, and restricted cash at the beginning of period	70,403	72,189
Cash, cash equivalents, and restricted cash at the end of period	$58,268	$49,208

Components of cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$57,739	$46,668
Restricted cash	529	2,540
Cash, cash equivalents, and restricted cash at the end of period	$58,268	$49,208

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business, basis of presentation, and COVID-19 update

Description of the Business

Orthofix Medical Inc., together with its subsidiaries (the “Company” or “Orthofix”) is a global medical device company focused on musculoskeletal products and therapies. The Company’s mission is to improve patients' lives by providing superior reconstruction and regenerative musculoskeletal solutions to physicians worldwide. Headquartered in Lewisville, Texas, Orthofix’s spine and orthopedic extremities products are distributed in more than 70 countries via the Company's sales representatives and distributors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; contractual allowances; allowance for expected credit losses; inventories; valuation of intangible assets; goodwill; fair value measurements, including contingent consideration; litigation and contingent liabilities; tax matters; and share-based compensation. Actual results could differ from these estimates.

COVID-19 Update

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company remains focused on protecting the health and wellbeing of its employees, partners, patients, and the communities in which it operates while assuring the continuity of its business operations. The Company's condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.

The impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, as information surrounding the pandemic is rapidly evolving.  Although the President of the United States has recently announced a plan to ease social distancing and quarantine measures, with other countries, such as Italy, announcing similar plans, there are still many unknowns and risks, such as the rate at which and timing of when elective surgical procedures will resume, the impact to capital markets and the possibility of local and global economic recession. Any resulting economic disruption could have a material impact on our business.  In addition, the long-term impact of COVID-19 on the Company’s business will depend on many factors, including, but not limited to, the duration and severity of the pandemic and the impact it has on our partners, patients and communities in which we operate, all of which are uncertain.  The Company’s future results of operations and liquidity will be materially impacted due to the decrease in elective surgical procedures and could be further impacted by delays in payments from customers, supply chain interruptions, extended "shelter in place" orders or advisories, facility closures or other reasons related to the pandemic.  As of the date of issuance of these condensed consolidated financial statements, the extent to which COVID-19 could materially impact the Company’s financial conditions, liquidity or results of operations is uncertain. These matters are further described in Part II, Item 1A of this Form 10-Q under heading Risk Factors.

On March 27, 2020, the President of the United States signed into federal law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had a $3.0 million impact to the Company’s condensed consolidated financial statements for the three months ended March 31, 2020 as a result of a beneficial rate difference on the potential federal loss carryback. The Company is in the process of analyzing provisions related to certain payroll tax credits to determine the financial impact on our condensed consolidated financial statements impacts of the various provisions of the CARES Act to the condensed consolidated financial statements. For additional discussion, see Notes 15 and 17.

2. Recently adopted accounting standards and recently issued accounting pronouncements

Adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent Amendments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 (which was then further clarified in subsequent ASUs), which requires that credit losses for certain types of financial instruments, including trade accounting receivables, be estimated based on expected credit losses among other changes. Effective January 1, 2020, the Company adopted ASU 2016-13 using a modified retrospective approach. Therefore, results for reporting periods after January 1, 2020 are presented under Topic 326, while prior period amounts are not adjusted and continue to be reported in accordance with the historical accounting guidance. See Note 11 for additional discussion of the Company’s adoption of Topic 326 and its resulting accounting policies.

Adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 of the previous goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under ASU 2017-04, a goodwill impairment loss will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The Company adopted this ASU effective January 1, 2020 on a prospective basis. Adoption of this ASU did not impact the Company’s condensed consolidated balance sheet, statements of income, or cash flows, but is expected to impact the measurement of any future goodwill impairment.

Adoption of ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which eliminates certain disclosures, such as the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. The Company adopted this ASU effective January 1, 2020, with certain provisions of the ASU applied retrospectively and other provisions provided prospectively. Adoption of this ASU did not impact the Company’s condensed consolidated balance sheet, statements of income, or cash flows; however, adoption of the ASU did result in modified disclosures in Note 8.

Adoption of ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract was not affected by the amendments in this update. The Company adopted this ASU effective January 1, 2020 on a prospective basis. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of income, or cash flows, but is expected to impact future cloud computing arrangements.

Adoption of ASU 2020-04, Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, which provides temporary optional guidance to ease the potential financial reporting burden of the expected market transition away from LIBOR. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedge accounting, and other transactions affected by reference rate reform if certain criteria are met through December 31, 2022. The Company adopted this ASU effective March 12, 2020, the effective date of the ASU, on a prospective basis. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of income, or cash flows, but is expected to impact the future borrowing rate used for the Company’s secured revolving credit facility.

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

3. Acquisitions

FITBONE Asset Purchase Agreement

On February 3, 2020, the Company, through a wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. Under the terms of the Purchase Agreement, as consideration for the acquired assets, the Company paid $18 million in cash consideration and entered into a manufacturing supply contract with Wittenstein. The Company has accounted for this acquisition as a business combination. The acquisition was completed on March 26, 2020.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date. A final determination of the allocation of the purchase price to assets acquired and liabilities assumed has not been made and is subject to completion of the Company’s valuation of the assets acquired and liabilities assumed, which may take up to one year.

(U.S. Dollars, in thousands)	Fair Value	Balance Sheet Classification	Assigned Useful Life
Assets acquired
Inventories	$528	Inventories
Developed technology	4,500	Intangible assets, net	8 years
Customer relationships	800	Intangible assets, net	15 years
Trade name	600	Intangible assets, net	15 years
In-process research and development ("IPR&D")	440	Intangible assets, net	Indefinite
Total identifiable assets acquired	6,868
Goodwill	11,132
Total fair value of consideration transferred	$18,000

The Company recorded goodwill of $11.1 million in connection with the acquisition, which was assigned to the Global Extremities reporting segment. Specifically, goodwill includes synergies associated with the purchase of the acquired assets and is expected to be deductible for tax purposes.

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

In addition, the Company also entered into a Contract Manufacturing and Supply Agreement (“CMSA”) with Wittenstein for an initial term of up to two years to manufacture the FITBONE product line. The Company is accounting for the CMSA as a finance lease. See Note 5 for further discussion of the recognized finance lease.

The Company recognized $0.4 million and $0.3 million of acquisition related costs that were expensed during the three months ended March 31, 2020 and 2019, respectively. These costs are included in the condensed consolidated statements of income and comprehensive income (loss) within general and administrative expenses.

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2020	December 31, 2019
Raw materials	$7,479	$9,587
Work-in-process	10,618	14,027
Finished products	35,242	20,712
Field/consignment	29,405	38,071
Inventories	$82,744	$82,397

5. Leases

A summary of the Company’s lease portfolio as of March 31, 2020 and December 31, 2019 is presented in the table below:

(U.S. Dollars, in thousands, except lease term and discount rate)	Classification	March 31, 2020	December 31, 2019
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$5,530	$5,798
Finance leases	Property, plant and equipment, net	21,911	20,207
Total ROU assets		27,441	26,005
Lease Liabilities
Current
Operating leases	Other current liabilities	1,902	1,875
Finance leases	Current portion of finance lease liability	357	323
Long-term
Operating leases	Other long-term liabilities	3,786	4,084
Finance leases	Long-term portion of finance lease liability	22,471	20,648
Total lease liabilities		$28,516	$26,930

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,059	$950
Operating cash flows from finance leases	229	222
Financing cash flows from finance leases	92	99
ROU assets obtained in exchange for lease obligations
Operating leases	275	200
Finance leases	1,949	21,179

Wittenstein Contract Manufacturing and Supply Agreement

In March 2020, the Company entered into a CMSA with Wittenstein for an initial term of two years to manufacture the FITBONE product line. As consideration for the CMSA, the Company will pay $2.0 million to Wittenstein if certain conditions are met in relation to the prompt delivery of manufactured products. The Company is accounting for the CMSA as a finance lease as the Company has the right to direct the use of and to obtain substantially all of the economic benefits of the dedicated equipment used to manufacture the products and has the option to obtain title and possession of the equipment at the conclusion of the CMSA.  As a result, the Company recognized both a lease finance liability and a related ROU asset of $1.9 million as of the commencement date of the CMSA.

6.  Other current liabilities

In December 2019, the Company approved and initiated a targeted restructuring plan in the U.S. to streamline costs and to better align talent with the Company’s strategic initiatives. The plan consists primarily of the realignment of certain personnel, representing an extremely limited number of positions, which will require severance payments. As of December 31, 2019, the Company recorded a liability of $3.2 million in connection with this activity, all of which was recognized in 2019 within general and administrative expenses. During the first quarter of 2020, the Company recorded an additional accrual of $1.2 million associated with the departure of a former executive officer. As of March 31, 2020, the Company had a liability of $4.4 million associated with this restructuring plan.

7. Long-term debt

As of March 31, 2020, the Company had no borrowings under its five year $300 million secured revolving credit facility. In addition, the Company had no borrowings on its €5.5 million ($6.1 million) available lines of credit in Italy. The Company was in compliance with all required financial covenants as of March 31, 2020.

As a precautionary measure, to increase the Company’s cash position and preserve financial flexibility in view of the current uncertainty resulting from the COVID-19 pandemic, the Company subsequently completed a borrowing of $100.0 million under its secured revolving credit facility on April 16, 2020.

8. Fair value measurements and investments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	March 31, 2020				December 31, 2019
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Bone Biologics equity securities	$—	$—	$—	$—	$219
Total	$—	$—	$—	$—	$219
Liabilities
Contingent consideration	$—	$—	$(33,700)	$(33,700)	$(42,700)
Deferred compensation plan	—	(1,235)	—	(1,235)	(1,255)
Total	$—	$(1,235)	$(33,700)	$(34,935)	$(43,955)

Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The contingent consideration consists of potential future milestone payments of up to $60.0 million in cash. The milestone payments included (i) up to $15.0 million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. Milestones must be achieved within five years of April 30, 2018 to trigger applicable payments. In February 2019, the FDA Milestone was achieved and paid.

The estimated fair value of the remaining contingent consideration was $33.7 million as of March 31, 2020. The estimated fair value reflects assumptions made by management as of March 31, 2020, including the impact of COVID-19 on significant unobservable assumptions, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, as the impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, and as information surrounding the pandemic is rapidly evolving, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration. As of March 31, 2020, the Company has classified the full balance of the remaining $33.7 million within other long-term liabilities. Any changes in fair value are recorded as an operating expense and included within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2020	2019
Contingent consideration at January 1	$42,700	$28,560
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	(9,000)	5,400
Payment made	—	(15,000)
Contingent consideration at March 31	$33,700	$18,960

The $9.0 million decrease in fair value in 2020 is primarily attributable to a change in management’s forecast of future net sales of artificial discs because of uncertainty in the market and the economy from the impact of COVID-19.

The Company estimated the fair value of the remaining potential future revenue-based milestone payments using a Monte Carlo simulation and a discounted cash flow model. This fair value measurement is based on significant inputs that are unobservable in the market, and thus represents a Level 3 measurement. The key assumptions in applying the valuation model include the Company’s forecasted future revenues for Spinal Kinetics products, the expected timing of payment, applicable discount rates applied, and assumptions for potential volatility of the Company’s forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value.

The following table provides a range of key assumptions used within the valuation as of March 31, 2020.

(U.S. Dollars, in thousands)	Fair Value as of March 31, 2020	Valuation Technique	Unobservable inputs	Range
Contingent consideration	$33,700	Discounted cash flow	Revenue discount rate	5.0% - 5.3%
			Payment discount rate	6.7% - 7.0%
			Projected year of payment	2021 - 2022

eNeura Debt Security and Warrant

Until October of 2019, the Company held a debt security and a related warrant to purchase common stock of eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. On October 25, 2019, the Company and eNeura settled the debt security for a $4.0 million cash payment and agreed to transfer the warrant to eNeura.

The following table provides a reconciliation of the beginning and ending balances for the eNeura debt security and warrant measured and reflected in the condensed consolidated balance sheets at fair value using significant unobservable inputs (Level 3) prior to the settlement discussed above:

(U.S. Dollars, in thousands)	2020	2019
eNeura debt security and Warrant at January 1	$—	$17,820
Gains or losses recorded for the period
Recognized in other comprehensive income (loss)	—	(2,593)
Change in classification of debt security to held to maturity	—	(15,227)
Issuance of Warrant as consideration for extension	—	491
eNeura debt security and Warrant at March 31	$—	$491

9. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. This healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and recorded expense of $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company has accrued $5.2 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of March 31, 2020) of the Company’s cash in Brazil was frozen upon request to satisfy a judgment. Although the Company is appealing the judgment, this cash has been reclassified to restricted cash. As of March 31, 2020, the Company has an accrual of $1.3 million related to this matter.

10. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(3,039)	$(3,039)
Other comprehensive loss	(1,711)	(1,711)
Income taxes	—	—
Balance at March 31, 2020	$(4,750)	$(4,750)

11. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Extremities. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants and Biologics.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	Change
Bone Growth Therapies	$45,443	$47,283	-3.9%
Spinal Implants	22,926	22,903	0.1%
Biologics	13,949	15,732	-11.3%
Global Spine	82,318	85,918	-4.2%
Global Extremities	22,505	23,194	-3.0%
Net sales	$104,823	$109,112	-3.9%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019
Product sales	$91,421	$93,934
Marketing service fees	13,402	15,178
Net sales	$104,823	$109,112

Product sales primarily consist of the sale of bone growth therapies devices and internal and external fixation products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales.

Adoption of ASU 2016-13

As discussed in Note 2, the Company adopted ASU No. 2016-13 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments, using the modified retrospective approach. Adoption of the new standard resulted in an increase to the Company’s allowance for expected credit losses of $1.1 million, an increase in deferred income tax assets of $0.2 million, and a decrease in retained earnings of $0.9 million as of January 1, 2020. The net impact of adoption to the Company’s balance sheet as of January 1, 2020 is presented in the table below. The standard did not have a material impact to the Company’s condensed consolidated statements of income or cash flows.

(U.S. Dollars, in thousands)	December 31, 2019	Impact of Adoption of ASC 326	January 1, 2020
Assets
Current assets
Cash, cash equivalents, and restricted cash	$70,403	$—	$70,403
Accounts receivable, net	86,805	(1,120)	85,685
Inventories	82,397	—	82,397
Prepaid expenses and other current assets	20,948	—	20,948
Total current assets	260,553	(1,120)	259,433
Deferred income taxes	35,117	233	35,350
Other long-term assets	199,950	—	199,950
Total assets	$495,620	$(887)	$494,733
Liabilities and shareholders’ equity
Total liabilities	$167,989	$—	$167,989
Shareholders’ equity
Common shares	$1,902	$—	$1,902
Additional paid-in capital	271,019	—	271,019
Retained earnings	57,749	(887)	56,862
Accumulated other comprehensive loss	(3,039)	—	(3,039)
Total shareholders’ equity	327,631	(887)	326,744
Total liabilities and shareholders’ equity	$495,620	$(887)	$494,733

Accounts receivable and related allowances

Subsequent to the adoption of ASU 2016-13, the Company’s allowance for expected credit losses represents the portion of the receivable’s amortized cost basis that an entity does not expect to collect over the receivable’s contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivables, as well as the historical collections, write-offs, and payor reimbursement experience over the estimated contractual lives of such receivables, are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for expected credit losses and contractual allowances. Revisions in allowances for expected credit loss estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. These estimates are periodically tested against actual collection experience. In addition, the Company analyzes its receivables by geography and by customer type, where appropriate, in developing estimates for expected credit losses.

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three months ended March 31, 2020:

(U.S. Dollars, in thousands)	2020
Allowance for expected credit losses at December 31, 2019	$3,987
Impact of adoption of ASU 2016-13	1,120
Current period provision for expected credit losses	679
Writeoffs charged against the allowance and other	(114)
Effect of changes in foreign exchange rates	(81)
Allowance for expected credit losses at March 31, 2020	$5,591

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of Orthofix products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $3.3 million and $3.7 million as of March 31, 2020, and December 31, 2019, respectively.

12. Business segment information

The Company has two reporting segments: Global Spine and Global Extremities. The primary metric used in managing the Company is earnings before interest, tax, depreciation, and amortization (“EBITDA”). Corporate activities are comprised of the operating expenses and activities of the Company not necessarily identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The table below presents EBITDA by reporting segment:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019
Global Spine	$22,417	$10,575
Global Extremities	(1,894)	(173)
Corporate	(8,140)	(9,527)
Total EBITDA	$12,383	$875
Depreciation and amortization	(6,327)	(5,727)
Interest expense, net	(423)	(257)
Income (loss) before income taxes	$5,633	$(5,109)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019
Global Spine
U.S.	$77,106	$79,526
International	5,212	6,392
Total Global Spine	82,318	85,918

Global Extremities
U.S.	6,043	6,598
International	16,462	16,596
Total Global Extremities	22,505	23,194

Consolidated
U.S.	83,149	86,124
International	21,674	22,988
Net sales	$104,823	$109,112

13. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of amortization related to intangible assets acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019
Changes in fair value of contingent consideration	$(9,000)	$5,400
Amortization of acquired intangibles	1,418	1,057
Total	$(7,582)	$6,457

14. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019
Cost of sales	$181	$187
Sales and marketing	696	610
General and administrative	2,530	4,564
Research and development	452	324
Total	$3,859	$5,685

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019
Stock options	$304	$2,112
Time-based restricted stock awards and units	2,421	1,706
Market-based restricted stock units	670	1,347
Stock purchase plan	464	520
Total	$3,859	$5,685

During the three months ended March 31, 2020 and 2019, the Company issued 33,559 and 211,081 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards and units.

15. Income taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items.  As a result, the Company’s interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.

For the three months ended March 31, 2020 and 2019, the effective tax rate was (355.6%) and 117.6%, respectively. The primary factors affecting the Company’s effective tax rate for the three months ended March 31, 2020, were statute expirations related to unrecognized tax benefits, financial benefits not recognized for tax purposes, primarily related to the remeasurement of contingent consideration, anticipated benefits related to provisions of the CARES Act, and limits on executive compensation.

The CARES Act, among other things, includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As a result of the anticipated impacts of the Act, the Company recognized a net benefit of $3.0 million in the first quarter of 2020.

During the first quarter, the statute of limitations expired related to certain unrecognized tax benefits, which resulted in the recognition of a net benefit of $17.8 million. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $0.2 million to $0.7 million as audits close and statutes expire.

16. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three months ended March 31, 2020 and 2019, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended March 31,
	2020	2019
Weighted average common shares-basic	19,143,934	18,750,184
Effect of dilutive securities
Unexercised stock options and stock purchase plan	95,594	277,992
Unvested restricted stock awards and units	60,292	162,970
Weighted average common shares-diluted	19,299,820	19,191,146

There were 1,168,410 and 484,421 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the three months ended March 31, 2020 and 2019, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock awards and units, all necessary conditions had not been satisfied by the end of the respective period.

17. Subsequent Events

In April 2020, the Company received $13.9 million in funds from the Centers for Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program as part of the CARES Act. As part of this program, the Company was permitted to request up to 100% of the Medicare payment amounts received for the prior three-month period. Repayment of this amount is required to begin 120 days after the issuance of the payment. After the 120 day period, every claim submitted by the Company will be offset against the accelerated / advanced payment. Thus, instead of receiving payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the claim payment amount.

In addition, in April 2020, the Company automatically received, without request, $4.7 million in funds from the U.S. Department of Health and Human Services as part of the CARES Act Provider Relief Fund. Permanent retention of these is subject to certain qualifying criteria and the Company is currently assessing whether it qualifies to retain the funding.

Other aspects of the CARES Act that the Company is evaluating include (i) the deferral of employer social security payroll tax payments and (ii) the use of the employee retention tax credit. The Company anticipates that it will defer all employer social security payroll tax payments for the remainder of the 2020 calendar year, such that 50% of the taxes is deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. The employee retention tax credit provides an additional tax credit to employers that (i) have either fully or partially suspended operations because of government orders associated with COVID-19 or (ii) experience a substantial decline in income but continue to pay employees their wages.

Further, as precautionary measures to increase the Company’s cash position and preserve financial flexibility in view of the current uncertainty resulting from the COVID-19 pandemic, the Company (i) completed a borrowing of $100.0 million under its secured revolving credit facility on April 16, 2020, (ii) initiated temporary salary reductions for U.S. employees and the Board of Directors beginning in April 2020, and (iii) suspended the Company’s 401(k) match program until September 30, 2020.

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

Executive Summary

We are a global medical device company focused on musculoskeletal products and therapies. Our mission is to improve patients' lives by providing superior reconstruction and regenerative musculoskeletal solutions to physicians worldwide. Headquartered in Lewisville, Texas, our spine and orthopedic extremities products are distributed in more than 70 countries via our sales representatives and distributors.

Notable highlights and achievements in the first quarter of 2020 include the following:

•	Net sales were $104.8 million, a decrease of 3.9% on a reported basis and 3.4% on a constant currency basis
•	Net income was $25.7 million, an increase of $24.8 million compared to the prior year period
•	Increase in earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) of $11.5 million, largely driven by a reduction in acquisition-related remeasurement expenses
•	Completed the acquisition of assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones on March 26, 2020

COVID-19 Update and Outlook

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company remains focused on protecting the health and wellbeing of its employees, partners, patients, and the communities in which it operates while assuring the continuity of its business operations.

The impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, as information surrounding the pandemic is rapidly evolving.  Although the President of the United States has recently announced a plan to ease social distancing and quarantine measures, with other countries in Europe, such as Italy, announcing similar plans, there are still many unknowns and risks, such as the rate in which elective surgical procedures will resume, the impact to capital markets, and the possibility of local and global economic recession.   Any resulting economic disruption could have a material impact on our business.  In addition, the long-term impact of COVID-19 on our business will depend on many factors, including, but not limited to, the duration and severity of the pandemic and the impact it has on our partners, patients and communities in which we operate, all of which are uncertain.  Our future results of operations and liquidity will be materially impacted due to the decrease in elective surgical procedures and could be further impacted by delays in payments from customers, supply chain interruptions, extended "shelter in place" orders or advisories, facility closures, or other reasons related to the pandemic.  The extent to which COVID-19 could materially impact the Company’s financial conditions, liquidity, or results of operations is uncertain.

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations and comprehensive income (loss) as a percent of net sales:

	Three Months Ended March 31,
	2020 (%)	2019 (%)
Net sales	100.0	100.0
Cost of sales	22.3	21.7
Gross profit	77.7	78.3
Sales and marketing	51.8	49.2
General and administrative	17.0	18.8
Research and development	9.5	8.5
Acquisition-related amortization and remeasurement	(7.2)	5.9
Operating income (loss)	6.6	(4.1)
Net income	24.5	0.8

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended March 31,		Percentage Change
(U.S. Dollars, in thousands)	2020	2019	Reported	Constant Currency
Bone Growth Therapies	$45,443	$47,283	(3.9%)	(3.9%)
Spinal Implants	22,926	22,903	0.1%	0.5%
Biologics	13,949	15,732	(11.3%)	(11.3%)
Global Spine	82,318	85,918	(4.2%)	(4.1%)
Global Extremities	22,505	23,194	(3.0%)	(0.6%)
Net sales	$104,823	$109,112	(3.9%)	(3.4%)

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

Three months ended March 31, 2020 compared to 2019

Net sales decreased $3.6 million or 4.2%

•

Bone Growth Therapies net sales decreased $1.8 million, or 3.9%, primarily driven by a decrease in order volume in the quarter as a result of COVID-19 and due to changes in customer sales mix and product mix

•

Spinal Implants net sales were relatively flat, primarily due to a $2.6 million increase in Motion Preservation resulting from increases in case volume and active surgeons in the U.S., and offset by decreases in case volume on legacy Spine Fixation products due to delays or cancellations of elective procedures as a result of COVID-19

•

Biologics net sales decreased $1.8 million, or 11.3%, primarily due to the loss of a certain key distributor and certain large accounts, in addition to the impact of COVID-19 on elective procedure volumes

Global Extremities

Global Extremities offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. Global Extremities distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and health providers.

Three months ended March 31, 2020 compared to 2019

Net sales decreased $0.7 million or 3.0%

•	Decrease of $0.5 million due to the changes in foreign currency exchange rates, which had a negative impact on net sales
•	Decrease of $0.6 million in U.S. sales, primarily due to the impact of COVID-19 on procedure volumes
•

Partially offset by an increase of $0.4 million in international sales, excluding the impact of changes in foreign currency exchange rates, as our European subsidiaries had reported strong sales growth in the quarter prior to the COVID-19 pandemic

Gross Profit

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	% Change
Net sales	$104,823	$109,112	(3.9%)
Cost of sales	23,409	23,708	(1.3%)
Gross profit	$81,414	$85,404	(4.7%)
Gross margin	77.7%	78.3%	(0.6%)

Three months ended March 31, 2020 compared to 2019

Gross profit decreased $4.0 million

•	Decrease primarily due to the decline in net sales, primarily attributable to COVID-19, as well as increased inventory reserve expense driven by the negative impact of COVID-19 on elective procedures.

Sales and Marketing Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	% Change
Sales and marketing	$54,313	$53,694	1.2%
As a percentage of net sales	51.8%	49.2%	2.6%

Three months ended March 31, 2020 compared to 2019

Sales and marketing expense increased $0.6 million

•

Increase largely attributable to increases in headcount, training, and education costs, and increased marketing efforts to support growth and the launch of the M6-C artificial cervical disc in the U.S.

•	Partially offset by reduced commissions from decreased net sales and lower spending associated the cancellation of certain sales events as a result of COVID-19

General and Administrative Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	% Change
General and administrative	$17,865	$20,472	(12.7%)
As a percentage of net sales	17.0%	18.8%	(1.8%)

Three months ended March 31, 2020 compared to 2019

General and administrative expense decreased $2.6 million

•

Decrease of $1.1 million attributable to succession and transition charges, including acceleration of certain share-based compensation expense, relating to the retirement, transition, or termination of certain executive officers and from targeted restructuring activities

•	Decrease of $0.9 million in expenses associated with strategic investments, largely due to diligence and integration costs associated with strategic initiatives

Research and Development Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	% Change
Research and development	$9,964	$9,229	8.0%
As a percentage of net sales	9.5%	8.5%	1.0%

Three months ended March 31, 2020 compared to 2019

Research and development expense increased $0.7 million

•	Increase related to costs to comply with recent medical device reporting regulations in the European Union

Acquisition-related Amortization and Remeasurement

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	% Change
Acquisition-related amortization and remeasurement	$(7,582)	$6,457	(217.4%)
As a percentage of net sales	(7.2%)	5.9%	(13.1%)

Acquisition-related amortization and remeasurement consists of amortization related to intangibles acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement.

Three months ended March 31, 2020 compared to 2019

Acquisition-related amortization and remeasurement decreased $14.0 million

•

Decrease of $13.0 million related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•

Decrease of $1.4 million related to achievement of the approval of the M6-C artificial cervical disc by the U.S. Food and Drug Administration (“FDA” and the “FDA Milestone”) during the first quarter of 2019

•	Increase of $0.4 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions

Non-operating Income and Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	% Change
Interest expense, net	$(423)	$(257)	64.6%
Other expense, net	(798)	(404)	97.5%

Three months ended March 31, 2020 compared to 2019

Other expense, net, increased $0.4 million

•	Decrease of $0.2 million associated with the impairment of our investment in Bone Biologics, Inc.

Income Taxes

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	% Change
Income tax expense (benefit)	$(20,032)	$(6,006)	233.5%
Effective tax rate	(355.6%)	117.6%	(473.2%)

Three months ended March 31, 2020 compared to 2019

The decrease in the effective tax compared to the prior year period rate was primarily a result of the following factors:

•	Benefits related to statute expirations for previously unrecognized tax benefits
•	Anticipated benefits related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
•	Decreases in financial expenses not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Decreases in non-deductible executive compensation

The primary factors affecting our effective tax rate for the first quarter of 2020 are as follows:

•	Statute expirations related to previously unrecognized tax benefits
•	Anticipated benefits related to the CARES Act
•	Financial benefits not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Non-deductible executive compensation

Segment Review

Our business is managed through two reporting segments:  Global Spine and Global Extremities. The primary metric used in managing the business by segment is EBITDA. The following table presents EBITDA by segment and reconciles consolidated EBITDA to income (loss) before income taxes:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019
Global Spine	$22,417	$10,575
Global Extremities	(1,894)	(173)
Corporate	(8,140)	(9,527)
Total EBITDA	$12,383	$875
Depreciation and amortization	(6,327)	(5,727)
Interest expense, net	(423)	(257)
Income (loss) before income taxes	$5,633	$(5,109)

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at March 31, 2020, totaled $58.3 million compared to $70.4 million at December 31, 2019, with the decrease largely a result of $18.0 million in cash paid to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones.

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	Change
Net cash from operating activities	$12,464	$(1,039)	$13,503
Net cash from investing activities	(24,184)	(11,316)	(12,868)
Net cash from financing activities	315	(10,396)	10,711
Effect of exchange rate changes on cash	(730)	(230)	(500)
Net change in cash, cash equivalents and restricted cash	$(12,135)	$(22,981)	$10,846

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2020	2019	Change
Net cash from operating activities	$12,464	$(1,039)	$13,503
Capital expenditures	(4,944)	(4,916)	(28)
Free cash flow	$7,520	$(5,955)	$13,475

Operating Activities

Cash flows from operating activities increased $13.5 million

•	Increase in net income of $24.8 million
•	Net decrease of $14.7 million for non-cash gains and losses, largely related to changes in fair value of contingent consideration
•

Net increase of $3.5 million relating to changes in working capital accounts, primarily attributable to changes in other current liabilities and accounts receivable, and partially offset by the expiration of statute of limitations related to certain unrecognized tax benefits in the first quarter of 2020

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 68 days at March 31, 2020 compared to 66 days at March 31, 2019. Inventory turns remained consistent at 1.2 times as of March 31, 2020 and 2019.

Investing Activities

Cash flows from investing activities decreased $12.9 million

•	Decrease of $18.0 million associated with cash paid to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones
•	Partially offset by a change of $5.2 million associated with cash paid for transactions to acquire certain assets of former distributors
•	Capital expenditures were flat compared to the prior year

Financing Activities

Cash flows from financing activities increased $10.7 million

•

Increase of $13.7 million associated with the payment of the Spinal Kinetics FDA Milestone during the first quarter of 2019, which represented the acquisition-date fair value attributable to the FDA Milestone liability originally recognized

•	Decrease in net proceeds of $3.2 million from the issuance of common shares
•	Increase of $0.3 million attributable to other financing activities

Credit Facilities

As of March 31, 2020, there had been no material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2019. As of March 31, 2020, we had no outstanding indebtedness, borrowing capacity of $300 million under our credit facility, and €5.5 million ($6.1 million) in available lines of credit in Italy.

Subsequently, as a precautionary measure, to increase our cash position and preserve financial flexibility in view of the current uncertainty resulting from the COVID-19 pandemic, in April 2020, we completed a borrowing of $100.0 million under our secured revolving credit facility.

Other

For information regarding Contingencies, see Note 9 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Impact of COVID-19 on Liquidity and Capital Resources

Our future liquidity will be materially impacted due to the decrease in elective surgical procedures and could be further impacted by delays in payments from customers, extended "shelter in place" orders or advisories, facility closures or other reasons related to the pandemic.  As of the date of issuance of these condensed consolidated financial statements, the extent to which COVID-19 could materially impact our liquidity is uncertain.

In April 2020, we received $13.9 million in funds as part the Centers for Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program as part of the CARES Act. As part of this program, we were permitted to request up to 100% of the Medicare payment amounts received for the prior three-month period. Repayment of this amount is required to begin 120 days after the issuance of the payment. After the 120 day period, every new claim submitted will be offset against the accelerated / advanced payment. Thus, instead of receiving payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance is reduced by the claim payment amount.

In addition, in April 2020, we received $4.7 million in funds from the U.S. Department of Health and Human Services as part of the CARES Act Provider Relief Fund, subject to certain eligibility criteria. However, we are currently assessing whether we qualify for the funding.

Other aspects of the CARES Act that we are continuing to evaluate include (i) the deferral of employer social security payroll tax payments and (ii) the use of the employee retention tax credit. We anticipate that we will defer all employer social security payroll tax payments for the remainder of the 2020 calendar year, such that 50% of the taxes is deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. The employee retention tax credit provides an additional tax credit to employers that (i) have either fully or partially suspended operations because of government orders associated with COVID-19 or (ii) experience a substantial decline in income but continue to pay employees their wages.

Further, as precautionary measures to increase our cash position and preserve financial flexibility considering the current uncertainty resulting from the COVID-19 pandemic, we (i) borrowed $100.0 million against our secured revolving credit facility to fund operations on April 16, 2020, as discussed above (ii) initiated temporary salary reductions for U.S. employees and the Board of Directors beginning in April 2020, and (iii) suspended the 401(k) match program until September 30, 2020.

Spinal Kinetics Contingent Consideration

As part of the consideration for the Spinal Kinetics acquisition, we agreed to milestone payments in the future of up to $60.0 million in cash. One milestone payment was for $15.0 million upon FDA approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”). The FDA Milestone was achieved and paid in 2019.

The remaining milestone payments are comprised of revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement as of March 31, 2020 was $33.7 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration. As of March 31, 2020, we classified the full balance of the remaining $33.7 million of the liability attributable to the revenue-based milestones within other long-term liabilities. For additional discussion of this matter, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

FITBONE Asset Acquisition

On February 3, 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. Under the terms of the Purchase Agreement, as consideration for the acquired assets, we paid $18 million in cash consideration and entered into a manufacturing supply contract with Wittenstein. The acquisition was completed on March 26, 2020 and was treated as a business combination.

In addition, the Company also entered into a Contract Manufacturing and Supply Agreement (“CMSA”) with Wittenstein for an initial term of up to two years to manufacture the FITBONE product line. As consideration for the CMSA, the Company will pay $2.0 million to Wittenstein at the conclusion of the CMSA if certain conditions are met in relation to the prompt delivery of manufactured products.

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of March 31, 2020) of our cash in Brazil was frozen upon request to satisfy a judgment. Although we are appealing the judgment, this cash has been reclassified to restricted cash.

For additional discussion regarding these matters, see Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2019.

Critical Accounting Estimates

Our discussion of operating results is based upon the condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our critical accounting estimates except for the following:

Allowance for Expected Credit Losses and Contractual Allowances

Subsequent to the adoption of ASU 2016-13, our allowance for expected credit losses represents the portion of the receivable’s amortized cost basis that we do not expect to collect over the receivable’s contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivables, as well as the historical collections, write-offs, and payor reimbursement experience over the estimated contractual lives of such receivables, are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for expected credit losses and contractual allowances. Revisions in allowances for expected credit loss estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. These estimates are periodically tested against actual collection experience. In addition, the Company analyzes its receivables by geography and by customer type, where appropriate, in developing estimates for expected credit losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as disclosed in our Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2019, except as disclosed below:

The novel coronavirus pandemic, measures intended to prevent its spread, and government actions to mitigate its economic impact have had and may continue to have a significant negative effect on our business and results of operations.

In late 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, was discovered in China. In the succeeding several months, it became clear that the virus is highly contagious, and that a meaningful percentage of patients with COVID-19 develop critical illness requiring intensive care. Though initial statements by public health and government officials indicated that the virus generally was contained to limited geographic locations, by late March of 2020 it became clear that significant community spread of the virus was occurring in wide portions of the U.S. and many European countries. That month, the World Health Organization declared the outbreak a pandemic, and the U.S. Health and Human Services Secretary declared a public health emergency in the U.S.

By the end of March 2020, a significant percentage of the U.S. population was subject to meaningful restrictions on activities, which included limitations on the operation of non-essential businesses, requirements that individuals remain in or close to their homes, school closures, limitations on large gatherings, travel restrictions and other policies to promote or enforce physical distancing. Similar restrictions have been implemented in many other countries in which we operate. At some hospitals and surgery centers, COVID-19 concerns have caused non-essential surgeries to be indefinitely postponed to minimize risk to patients and healthcare providers, and to preserve healthcare capacity for COVID-19 patients. Many businesses have been forced to institute telework procedures, and a significant portion of our employee base has been teleworking since mid-March of 2020. These circumstances have caused significant disruptions to the U.S. and global economies, and negatively affected our business and operations since these sudden and significant governmental interventions began in March 2020.

At the present time, social distancing measures appear to have lowered the rate of spread of the virus in the U.S. and Europe, and some geographic regions are preparing to relax these measures in a phased manner, with the hope that such relaxation of measures will restart and/or boost economic activity. However, it is likely that a vaccine for COVID-19, if one ultimately proves to be safe and effective, will not be available until at least mid-2021. In addition, no existing therapeutic drug has yet been conclusively proved effective in preventing patients infected with this novel coronavirus from developing severe COVID-19 disease. As a result, many epidemiologists and public health experts warn that a significant risk exists of further waves of virus spread in 2020 and 2021, even if the existing outbreak is curtailed in the summer of 2020. If one or much such further waves occur, it is possible that onerous social distancing measures could be reinstituted in the U.S. and elsewhere, with further significant curtailment of global and/or regional economic activity resulting.

Because the severity, magnitude and duration of the COVID-19 outbreak and its economic consequences are uncertain and rapidly changing, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. The sudden disruption of global economic activity that occurred in March 2020 resulted in decreased revenues and lower earnings per share during the first quarter of 2020, and we expect that negative impacts on our revenues may continue during the course of the pandemic. In addition, the general economic disruption could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier, distributor, vendor and customer relationships, and the potential that such counterparties could default on existing contractual and financial obligations to the Company, or become unable or unwilling to make payments in a timely manner.

These disruptions could also impact our manufacturing supply chain, and the ability of employees to access our manufacturing and distribution facilities, and timing of our product shipments to customers. Illness to our employees, or facility closures mandated by government authorities, could lead to downtime at our manufacturing facilities, interrupting the production of our products. General economic weakness and fear of the virus could negatively affect customer spending, or the desire of patients to pursue surgical and other medical procedures. Restrictions on travel affecting our salespersons could cause a reduction in sales. Other unpredictable aspects of the pandemic also may affect our business and operations in ways that are unforeseeable.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A under the heading Risk Factors in our 2019 Form 10-K, such as our need to generate sufficient cash flows to service indebtedness and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise.

All of these factors, collectively, could materially adversely affect our business, financial condition and results of operations.

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.

On October 25, 2019, we and certain of our wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for a $300 million secured revolving credit facility maturing on October 25, 2024. At the time that we entered into the Amended Credit Agreement, no amounts were borrowed thereunder. However, due to the uncertainty related to COVID-19, on April 16, 2020, the Company borrowed $100 million under the Amended Credit Agreement to preserve available cash to fund operations and strategic initiatives in the event that the COVID-19 pandemic results in a prolonged slowdown of elective surgical and other medical procedures, thereby decreasing our sales and revenue.

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

We believe that we are in compliance with the covenants, and there were no events of default, at March 31, 2020 (and in prior periods). However, there can be no assurance that we will be able to meet such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement (including an obligation that we repay the $100 million amount currently outstanding), which could have a material adverse effect on our financial position in the event that we have significant amounts drawn under the facility at such time.

In addition, issues related to financing sometimes are exacerbated in times of significant disruption and dislocation in the financial markets, such as those that have been experienced recently due to the COVID-19 pandemic. Though the Company’s lenders have not yet expressed any such concerns (and, to the contrary, have indicated that financing remains available and undisrupted), it is possible that our lenders could become unwilling or unable to provide us with financing under the Amended Credit Agreement, even if we were otherwise in compliance with its terms, due to macroeconomic or other concerns related to COVID-19, general economic conditions or otherwise. If the Company were unable to further access financing under the Amended Credit Agreement, the Company’s cost of financing could materially increase, or the Company could be unable to access such financing entirely. Any such events could materially and adversely affect our financial condition and results of operations.

The FDA recently scheduled a hearing to consider whether bone growth stimulator devices should be down classified from Class III devices, and if such a down classification of this device category occurred, it could increase future competition for us in this product category and negatively affect our sales of such products.

We have the market-leading Bone Growth Stimulation platform with the only cervical spinal indication granted by the U.S. Food and Drug Administration (the "FDA"), and the only mobile device app accessory designed to help patients adhere to their prescriptions and improve their clinical outcomes, STIM onTrack™ 2.1. We are also investing in investigational device exemption (IDE) studies to expand indications for use in areas such as rotator cuff tears. Our bone growth therapy products are designated as Class III devices. Class III devices are subject to the most rigorous pathway to approval for medical devices. The FDA may change classification of a device only if the proposed new class has sufficient regulatory controls to provide reasonable assurances of safety and effectiveness.

In 2015, the FDA included Class III bone growth stimulator products in its strategic priority work plan, as part of a list of 32 product categories it would review for possible down classification. The purpose of the listing and review by the FDA of these 32 product categories was to further one of the FDA’s general strategic priorities of reducing regulatory burdens. This action occurred after the FDA had convened an advisory panel in 2006 and ultimately determined at that time, for safety and efficacy reasons, to maintain the Class III status for these devices. Shortly after the issuance of the 2015 work plan, we and other manufacturers of bone growth stimulator products submitted a public comment letter opposing the possible down classification.

In February 2020, the FDA announced that it would hold an Advisory Committee panel meeting in the near-term to consider whether bone growth stimulator products should be reclassified from Class III devices to Class II devices. The specific timing of such meeting currently is unclear, as the FDA has postponed non-essential meetings temporarily due to the COVID-19 pandemic. Together with the other manufacturers of bone growth stimulators, we intend to participate in the panel meeting if and when it is rescheduled, as we did in 2006, and submit testimony supporting the importance of maintaining bone growth stimulator devices as Class III devices. However, if such a down classification were to occur, and new entrants to the market were able to create technologies with comparable efficacy to our devices, our bone growth therapy products could face additional competition, which could negatively affect our future sales and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the first quarter of 2020.

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

ORTHOFIX MEDICAL INC.

Date: May 8, 2020	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: May 8, 2020	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer