Form 10-Q
period 2020-06-30
Orthofix Medical Inc.
filed 2020-08-06
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, 19,327,526 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	OFIX	Nasdaq Global Select Market

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates, and assumptions that are difficult to predict, including the risks described in Part II Item 1A under the heading Risk Factors of this filing; Part I, Item 1A under the heading Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”); Part II, Item 1A under the heading Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020; and other Securities and Exchange Commission (“SEC”) filings. In addition to the risks described there, factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the ongoing effects of the COVID-19 pandemic on our business, including (i) surgeries that use our products continuing to be delayed or cancelled as a result of hospitals and surgery centers being closed, limited to essential procedures or otherwise operating at reduced volume, (ii) portions of our global workforce being unable to work fully and/or effectively due to illness, quarantines, government actions (including "shelter in place" orders or advisories), facility closures, or other reasons related to the pandemic, (iii) disruptions to our supply chain, (iv) customers and payors being unable to satisfy contractual obligations to us, including the ability to make timely payment for purchases, (v) general economic weakness in markets in which we operate affecting customer spending, and (vii) other unpredictable aspects of the pandemic. To the extent that the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A under the heading Risk Factors in our 2019 Form 10-K, such as our need to generate sufficient cash flows to service indebtedness and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing, and other events that could have a security impact as a result of our remote working environment or otherwise. As a result of these various risks, our actual outcomes and results may differ materially from those expressed in these forward-looking statements.

This list of risks, uncertainties, and other factors is not complete. We discuss some of these matters more fully, as well as certain risk factors that could affect our business, financial condition, results of operations, and prospects, in reports we file from time-to-time with the SEC, which are available to read at www.sec.gov. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$172,888	$69,719
Restricted cash	503	684
Accounts receivable, net of allowances of $6,364 and $3,987, respectively	67,407	86,805
Inventories	82,046	82,397
Prepaid expenses and other current assets	20,726	20,948
Total current assets	343,570	260,553
Property, plant, and equipment, net	65,113	62,727
Intangible assets, net	57,527	54,139
Goodwill	82,997	71,177
Deferred income taxes	36,476	35,117
Other long-term assets	10,026	11,907
Total assets	$595,709	$495,620
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$14,911	$19,886
Current portion of finance lease liability	449	323
Other current liabilities	74,236	64,674
Total current liabilities	89,596	84,883
Long-term portion of finance lease liability	22,506	20,648
Other long-term liabilities	38,562	62,458
Long-term debt	100,000	—
Total liabilities	250,664	167,989
Contingencies (Note 9)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,209,063 and 19,022,619 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,921	1,902
Additional paid-in capital	282,287	271,019
Retained earnings	64,103	57,749
Accumulated other comprehensive loss	(3,266)	(3,039)
Total shareholders’ equity	345,045	327,631
Total liabilities and shareholders’ equity	$595,709	$495,620

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2020	2019	2020	2019
Net sales	$73,135	$115,850	$177,958	$224,962
Cost of sales	23,166	25,812	46,575	49,520
Gross profit	49,969	90,038	131,383	175,442
Sales and marketing	43,479	56,864	97,792	110,558
General and administrative	15,047	21,935	32,912	42,407
Research and development	8,765	8,980	18,729	18,209
Acquisition-related amortization and remeasurement (Note 13)	3,678	1,808	(3,904)	8,265
Operating income (loss)	(21,000)	451	(14,146)	(3,997)
Interest income (expense), net	(901)	457	(1,324)	200
Other income (expense), net	5,069	(236)	4,271	(640)
Income (loss) before income taxes	(16,832)	672	(11,199)	(4,437)
Income tax benefit (expense)	(1,592)	(1,219)	18,440	4,787
Net income (loss)	$(18,424)	$(547)	$7,241	$350

Net income (loss) per common share:
Basic	$(0.96)	$(0.03)	$0.38	$0.02
Diluted	(0.96)	(0.03)	0.37	0.02
Weighted average number of common shares:
Basic	19,215,392	18,834,886	19,149,523	18,790,612
Diluted	19,215,392	18,834,886	19,271,467	19,179,057

Other comprehensive gain (loss), before tax
Unrealized loss on debt security	—	—	—	(2,593)
Reclassification adjustment for amortization of historical unrealized gains on debt security	—	(689)	—	(689)
Currency translation adjustment	1,484	147	(227)	(302)
Other comprehensive gain (loss) before tax	1,484	(542)	(227)	(3,584)
Income tax related to other comprehensive gain (loss)	—	171	—	812
Other comprehensive gain (loss), net of tax	1,484	(371)	(227)	(2,772)
Comprehensive income (loss)	$(16,940)	$(918)	$7,014	$(2,422)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
At December 31, 2019	19,022,619	$1,902	$271,019	$57,749	$(3,039)	$327,631
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	(887)	—	(887)
Net income	—	—	—	25,665	—	25,665
Other comprehensive loss, net of tax	—	—	—	—	(1,711)	(1,711)
Share-based compensation	—	—	3,859	—	—	3,859
Common shares issued, net	33,559	4	808	—	—	812
At March 31, 2020	19,056,178	$1,906	$275,686	$82,527	$(4,750)	$355,369
Net loss	—	—	—	(18,424)	—	(18,424)
Other comprehensive income, net of tax	—	—	—	—	1,484	1,484
Share-based compensation	—	—	4,699	—	—	4,699
Common shares issued, net	152,885	15	1,902	—	—	1,917
At June 30, 2020	19,209,063	$1,921	$282,287	$64,103	$(3,266)	$345,045

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
At December 31, 2018	18,579,688	$1,858	$243,165	$87,078	$3,296	$335,397
Cumulative effect adjustment from adoption of ASU 2016-02	—	—	—	71	—	71
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	(938)	938	—
Net income	—	—	—	897	—	897
Other comprehensive loss, net of tax	—	—	—	—	(2,401)	(2,401)
Share-based compensation	—	—	5,685	—	—	5,685
Common shares issued, net	211,081	21	4,012	—	—	4,033
At March 31, 2019	18,790,769	$1,879	$252,862	$87,108	$1,833	$343,682
Net loss	—	—	—	(547)	—	(547)
Other comprehensive loss, net of tax	—	—	—	—	(371)	(371)
Share-based compensation	—	—	5,849	—	—	5,849
Common shares issued, net	40,812	4	(823)	—	—	(819)
At June 30, 2019	18,831,581	$1,883	$257,888	$86,561	$1,462	$347,794

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2020	2019
Cash flows from operating activities
Net income	$7,241	$350
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	13,269	11,905
Amortization of operating lease assets, debt costs, and other assets	1,908	1,750
Provision for expected credit losses	1,564	638
Deferred income taxes	(1,184)	(2,316)
Share-based compensation	8,558	11,534
Interest and loss on valuation of investment securities	219	(1,023)
Change in fair value of contingent consideration	(6,900)	5,870
Other	(1,933)	477
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	16,291	(3,535)
Inventories	468	(2,389)
Prepaid expenses and other current assets	43	(3,277)
Accounts payable	(4,782)	1,626
Other current liabilities	(1,022)	(8,138)
Contract liability (Note 11)	13,851	—
Payment of contingent consideration	—	(1,340)
Other long-term assets and liabilities	(17,497)	(3,788)
Net cash from operating activities	30,094	8,344
Cash flows from investing activities
Acquisition of a business	(18,000)	—
Capital expenditures for property, plant, and equipment	(8,560)	(9,595)
Capital expenditures for intangible assets	(772)	(743)
Asset acquisitions and other investments	(1,240)	(6,400)
Net cash from investing activities	(28,572)	(16,738)
Cash flows from financing activities
Proceeds from revolving credit facility	100,000	—
Proceeds from issuance of common shares	3,839	6,523
Payments related to withholdings for share-based compensation	(1,110)	(3,309)
Payment of contingent consideration	—	(13,660)
Payments related to finance lease obligation	(124)	(188)
Other financing activities	(687)	(947)
Net cash from financing activities	101,918	(11,581)
Effect of exchange rate changes on cash	(452)	(71)
Net change in cash, cash equivalents, and restricted cash	102,988	(20,046)
Cash, cash equivalents, and restricted cash at the beginning of period	70,403	72,189
Cash, cash equivalents, and restricted cash at the end of period	$173,391	$52,143

Components of cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$172,888	$52,143
Restricted cash	503	—
Cash, cash equivalents, and restricted cash at the end of period	$173,391	$52,143

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business, basis of presentation, COVID-19 update, and CARES Act

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2020.

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

COVID-19 Update

The global Coronavirus Disease 2019 ("COVID-19") pandemic is significantly affecting the Company’s patients, communities, employees and business operations. The pandemic has led to the temporary closure of businesses, restrictions on travel and the implementation of physical distancing measures around the world. Since March 2020, hospitals, ambulatory surgery centers and other medical facilities in the Company’s sales markets have cancelled or deferred elective surgery procedures and diverted resources to patients being treated for COVID-19. The pandemic has caused surgeons and patients to defer procedures in which the Company’s products otherwise would be used, and many facilities that specialize in such procedures have temporarily closed or reduced operating hours. In addition, broad economic factors resulting from the pandemic, including increased unemployment rates and reduced consumer spending, are affecting the Company’s patients and partners. These circumstances have negatively affected the Company’s net sales, particularly during the period from March 2020 through May 2020, when surgery center closures were most pronounced, though these effects remain ongoing.

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

At this time, the future trajectory of the COVID-19 pandemic remains very uncertain, both in the U.S. and in other markets. Within the U.S., for example, new infection counts have significantly decreased in some regions, while other regions have seen increases in recent weeks. The exact reasons for varying case trajectories remains unclear, including the level of infection rates in different states and geographic areas. As a result, it is not yet clear whether the future trajectory of the pandemic is likely to include one or more future waves of cases, or whether case counts may slowly decline from this point forward. In addition, progress continues to be made on therapeutic treatments and vaccine candidates, though the efficacy and timing of various treatments and vaccines is uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect the Company’s business during the second half of 2020 and beyond. The expected effects of COVID-19 on the Company’s business will depend on various factors including (i) the comfort level of patients in returning to clinics and hospitals, (ii) the extent to which localized elective surgery shutdowns occur, (iii) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (iv) general hospital capacity constraints occurring because of the need to treat high volumes of COVID-19 patients.

During the second quarter of 2020, the Company focused on making its facilities safe given updated COVID-19 public health guidelines, and management believes the employee workforce has adapted to the new environment. In particular, the Company has been able to continue its manufacturing activities to keep pace with customer orders. However, given the potential for further shelter in place orders in the Company’s largest manufacturing and operational centers (particularly, Lewisville, Texas and Verona, Italy), there remains a risk that a significant localized surge in the virus could cause disruption to manufacturing, distribution, administrative and other business operations (including downtime at manufacturing facilities and the interruption of the production of the Company’s products).

In addition, while the Company has not seen such effects to date, risk remains that COVID-19 could have material negative effects on contractual counterparties, leading to supply chain disruptions or counterparty payment defaults and bankruptcies (including bankruptcies to hospital systems that significantly rely on revenue from elective surgeries).

The Company’s results of operations and liquidity have been materially impacted by the decrease in elective surgical procedures and could be further impacted by delays in payments from customers, supply chain interruptions, the potential of extended "shelter in place" and social distancing orders or advisories, facility closures, or other reasons related to the pandemic. The Company’s results of operations and liquidity may also be affected by the rate at which and timing of when elective procedures resume at hospitals and other facilities, which may occur at a faster or slower pace than current expectations. As of the date of issuance of these condensed consolidated financial statements, the full extent to which COVID-19 could materially affect the Company’s financial condition, liquidity, or results of operations is uncertain. These matters are also described in Part II, Item 1A of this Form 10-Q under heading Risk Factors.

As precautionary measures to increase the Company’s cash position and preserve financial flexibility in view of the current uncertainty resulting from the COVID-19 pandemic, the Company (i) completed a borrowing of $100.0 million under its secured revolving credit facility on April 16, 2020 (of this amount, $50.0 million was subsequently repaid in July 2020; see Note 7 for further discussion), (ii) executed temporary salary reductions for U.S. employees and the Board of Directors, which were in effect for two months during the second quarter of 2020, (iii) suspended the Company’s 401(k) match program through the remainder of fiscal year 2020, and (iv) initiated travel restrictions and a significant slow-down in hiring.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the President of the United States signed the CARES Act into federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact to the Company’s income tax benefit reported within the condensed consolidated statements of operations for the six months ended June 30, 2020.

In addition, the CARES Act has provided financial relief to the Company through other various programs, which are each described in further detail below.

In April 2020, the Company received $13.9 million in funds from the Centers for Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program. For discussion of the Company’s accounting for these funds, see Note 11.

The Company also automatically received, without request, $4.7 million in funds from the U.S. Department of Health and Human Services in April 2020 as part of the Provider Relief Fund. Upon review of the qualifying criteria required to retain the funding, which primarily relate to lost revenues or the incurrence of expenses attributable to COVID-19, it was determined that the Company met the criteria to permanently retain all of the proceeds received. During the quarter ended June 30, 2020, the Company recognized other income of $4.7 million related to this in-substance grant.

In addition, as part of the CARES Act, the Company is permitted to defer all employer social security payroll tax payments for the remainder of the 2020 calendar year, such that 50% of the taxes is deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of June 30, 2020, the Company has deferred $1.3 million associated with this program, all of which is classified within other long-term liabilities.

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

Adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 of the previous goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under ASU 2017-04, a goodwill impairment loss will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The Company adopted this ASU effective January 1, 2020 on a prospective basis. Adoption of this ASU did not impact the Company’s condensed consolidated balance sheet, statements of operations, or cash flows, but is expected to impact the measurement of any future goodwill impairment.

Adoption of ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which eliminates certain disclosures, such as the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and adds new disclosure requirements for Level 3 measurements. The Company adopted this ASU effective January 1, 2020, with certain provisions of the ASU applied retrospectively and other provisions provided prospectively. Adoption of this ASU did not impact the Company’s condensed consolidated balance sheet, statements of operations, or cash flows; however, adoption of the ASU did result in modified disclosures in Note 8.

Adoption of ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract was not affected by the amendments in this update. The Company adopted this ASU effective January 1, 2020 on a prospective basis. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of operations, or cash flows, but is expected to impact future cloud computing arrangements.

Adoption of ASU 2020-04, Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, which provides temporary optional guidance to ease the potential financial reporting burden of the expected market transition away from LIBOR. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedge accounting, and other transactions affected by reference rate reform if certain criteria are met through December 31, 2022. The Company adopted this ASU effective March 12, 2020, the effective date of the ASU, on a prospective basis. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of operations, or cash flows, but is expected to impact the future borrowing rate used for the Company’s secured revolving credit facility.

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

3. Acquisitions

FITBONE Asset Purchase Agreement

On February 3, 2020, the Company, through a wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. Under the terms of the Purchase Agreement, as consideration for the acquired assets, the Company paid $18.0 million in cash consideration and entered into a Contract Manufacturing and Supply Agreement (“CMSA”) with Wittenstein. The Company has accounted for this acquisition as a business combination. The acquisition was completed on March 26, 2020.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date. A final determination of the allocation of the purchase price to assets acquired and liabilities assumed has not been made and is subject to completion of the Company’s valuation of the assets acquired and liabilities assumed, which may take up to one year.

(U.S. Dollars, in thousands)	Preliminary Acquisition Date Fair Value as Previously Reported	Adjustments	Revised Preliminary Acquisition Date Fair Value	Balance Sheet Classification	Assigned Useful Life
Assets acquired
Inventories	$528	$—	$528	Inventories
Developed technology	4,500	—	4,500	Intangible assets, net	8 years
Customer relationships	800	—	800	Intangible assets, net	15 years
Trade name	600	—	600	Intangible assets, net	15 years
In-process research and development ("IPR&D")	440	(140)	300	Intangible assets, net	Indefinite
Total identifiable assets acquired	6,868	(140)	6,728
Goodwill	11,132	140	11,272
Total fair value of consideration transferred	$18,000	$—	$18,000

The Company recorded goodwill of $11.3 million in connection with the acquisition, of which $11.1 million was assigned to the Global Extremities reporting segment and $0.2 million was assigned to the Global Spine reporting segment. Specifically, goodwill includes synergies associated with the purchase of the acquired assets and is expected to be deductible for tax purposes.

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

The Company also entered into a CMSA with Wittenstein for an initial term of up to two years to manufacture the FITBONE product line. The Company is accounting for the CMSA as a finance lease. See Note 5 for further discussion of the recognized finance lease.

The Company did not recognize significant acquisition-related costs during the three months ended June 30, 2020 and 2019 and recorded $0.4 million and $0.3 million of acquisition related costs during the six months ended June 30 2020 and 2019, respectively. These costs are included in the condensed consolidated statements of operations within general and administrative expenses. Additionally, the Company recognized $0.2 million in revenues related to the FITBONE product line during the three and six months ended June 30, 2020.

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	June 30, 2020	December 31, 2019
Raw materials	$7,936	$9,587
Work-in-process	11,635	14,027
Finished products	28,685	20,712
Field/consignment	33,790	38,071
Inventories	$82,046	$82,397

5. Leases

A summary of the Company’s lease portfolio as of June 30, 2020 and December 31, 2019 is presented in the table below:

(U.S. Dollars, in thousands)	Classification	June 30, 2020	December 31, 2019
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$5,161	$5,798
Finance leases	Property, plant and equipment, net	21,399	20,207
Total ROU assets		26,560	26,005
Lease Liabilities
Current
Operating leases	Other current liabilities	1,934	1,875
Finance leases	Current portion of finance lease liability	449	323
Long-term
Operating leases	Other long-term liabilities	3,411	4,084
Finance leases	Long-term portion of finance lease liability	22,506	20,648
Total lease liabilities		$28,300	$26,930

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,082	$2,055
Operating cash flows from finance leases	304	454
Financing cash flows from finance leases	124	188
ROU assets obtained in exchange for lease obligations
Operating leases	400	362
Finance leases	1,949	21,179

Wittenstein Contract Manufacturing and Supply Agreement

In March 2020, the Company entered into a CMSA with Wittenstein for an initial term of two years to manufacture the FITBONE product line. As consideration, the Company will pay $2.0 million to Wittenstein at the conclusion of the CMSA if certain conditions are met in relation to the prompt delivery of manufactured products. The Company is accounting for the CMSA as a finance lease as the Company has the right to direct the use of and to obtain substantially all of the economic benefits of the dedicated equipment used to manufacture the products and has the option to obtain title and possession of the equipment at the conclusion of the CMSA.  As a result, the Company recognized both a finance lease liability and a related ROU asset of $1.9 million as of the commencement date of the CMSA.

6.  Other current liabilities

In December 2019, the Company approved and initiated a targeted restructuring plan in the U.S. to streamline costs and to better align talent with the Company’s strategic initiatives. The plan consists primarily of the realignment of certain personnel, representing an extremely limited number of positions, which will require severance payments. As of December 31, 2019, the Company recorded a liability of $3.2 million in connection with this activity, all of which was recognized in 2019 within general and administrative expenses. During the three and six months ended June 30, 2020, the Company recorded additional accruals of $0.2 million and $1.3 million, respectively, associated with these activities, which included costs associated with the departure of a former executive officer during the first quarter. Payments were made during the three and six months ended June 30, 2020 totaling $0.9 million. As of June 30, 2020, the Company had a liability of $3.6 million associated with the restructuring plan.

7. Long-term debt

As discussed previously in Note 1, as a precautionary measure to increase the Company’s cash position and preserve financial flexibility in view of the current uncertainty resulting from the COVID-19 pandemic, the Company completed a borrowing of $100.0 million under its secured revolving credit facility on April 16, 2020.

As of June 30, 2020, the Company had $100.0 million in borrowings under the five year $300 million secured revolving credit facility. In addition, the Company had no borrowings on its €5.5 million ($6.2 million) available lines of credit in Italy. The Company was in compliance with all required financial covenants as of June 30, 2020.

In July 2020, the Company repaid $50.0 million related to its borrowings under the secured revolving credit facility. Subsequent to this payment, the Company had $50.0 million in borrowings under the secured revolving credit facility.

8. Fair value measurements and investments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	June 30, 2020				December 31, 2019
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Bone Biologics equity securities	$—	$—	$—	$—	$219
Total	$—	$—	$—	$—	$219
Liabilities
Contingent consideration	$—	$—	$(35,800)	$(35,800)	$(42,700)
Deferred compensation plan	—	(1,285)	—	(1,285)	(1,255)
Total	$—	$(1,285)	$(35,800)	$(37,085)	$(43,955)

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

The estimated fair value of the remaining contingent consideration was $35.8 million as of June 30, 2020. The estimated fair value reflects assumptions made by management as of June 30, 2020, including the impact of COVID-19 on significant unobservable assumptions, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, the impact of COVID-19 on the Company’s business remains highly uncertain and difficult to predict. As information surrounding the pandemic is continuing to evolve, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration. At June 30, 2020, the Company has classified $14.5 million of the liability attributable to the revenue-based milestone within other current liabilities, as the Company expects to pay one of the revenue-based milestones in the next twelve months, and the remaining $21.3 million within other long-term liabilities. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2020	2019
Contingent consideration at January 1	$42,700	$28,560
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	(6,900)	5,870
Payment made	—	(15,000)
Contingent consideration at June 30	$35,800	$19,430

The $6.9 million decrease in fair value in 2020 is primarily attributable to a change in management’s forecast of future net sales of artificial discs because of uncertainty in the market and the economy attributable to COVID-19.

The Company estimated the fair value of the remaining potential future revenue-based milestone payments using a Monte Carlo simulation and a discounted cash flow model. This fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The key assumptions in applying the valuation model include the Company’s forecasted future revenues for Spinal Kinetics products, the expected timing of payment, applicable discount rates applied, and assumptions for potential volatility of the Company’s forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value.

The following table provides a range of key assumptions used within the valuation as of June 30, 2020.

(U.S. Dollars, in thousands)	Fair Value as of June 30, 2020	Valuation Technique	Unobservable inputs	Range
Contingent consideration	$35,800	Discounted cash flow	Revenue discount rate	5.49% - 5.56%
			Payment discount rate	4.89% - 4.94%
			Projected year of payment	2021 - 2022

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

The following table provides a reconciliation of the beginning and ending balances for the eNeura debt security and warrant measured and reflected in the condensed consolidated balance sheets at fair value using significant unobservable inputs (Level 3) prior to the settlement discussed above:

(U.S. Dollars, in thousands)	2020	2019
eNeura debt security and Warrant at January 1	$—	$17,820
Gains or losses recorded for the period
Recognized in other comprehensive income (loss)	—	(2,593)
Change in classification of debt security to held to maturity	—	(15,227)
Issuance of Warrant as consideration for extension	—	491
eNeura debt security and Warrant at June 30	$—	$491

9. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. This healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and recorded expense of $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company has accrued $5.7 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of June 30, 2020) of the Company’s cash in Brazil was frozen upon request to satisfy a judgment. Although the Company is appealing the judgment, this cash has been reclassified to restricted cash. As of June 30, 2020, the Company has an accrual of $1.3 million related to this matter.

10. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(3,039)	$(3,039)
Other comprehensive loss	(227)	(227)
Income taxes	—	—
Balance at June 30, 2020	$(3,266)	$(3,266)

11. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Extremities. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants and Biologics.

The tables below presents net sales by major product category by reporting segment:

	Three Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	Change
Bone Growth Therapies	$28,379	$50,109	-43.4%
Spinal Implants	18,594	23,226	-19.9%
Biologics	11,125	16,744	-33.6%
Global Spine	58,098	90,079	-35.5%
Global Extremities	15,037	25,771	-41.7%
Net sales	$73,135	$115,850	-36.9%

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	Change
Bone Growth Therapies	$73,822	$97,392	-24.2%
Spinal Implants	41,520	46,129	-10.0%
Biologics	25,074	32,476	-22.8%
Global Spine	140,416	175,997	-20.2%
Global Extremities	37,542	48,965	-23.3%
Net sales	$177,958	$224,962	-20.9%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Product sales	$62,435	$99,865	$153,856	$193,799
Marketing service fees	10,700	15,985	24,102	31,163
Net sales	$73,135	$115,850	$177,958	$224,962

Product sales primarily consist of the sale of bone growth therapies devices, motion preservation products, and internal and external fixation products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales.

Adoption of ASU 2016-13

As discussed in Note 2, the Company adopted ASU No. 2016-13 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments, using a modified retrospective approach. Adoption of the new standard resulted in an increase to the Company’s allowance for expected credit losses of $1.1 million, an increase in deferred income tax assets of $0.2 million, and a decrease in retained earnings of $0.9 million as of January 1, 2020. The net impact of adoption to the Company’s balance sheet as of January 1, 2020 is presented in the table below. The standard did not have a material impact to the Company’s condensed consolidated statements of operations or cash flows.

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

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivables, the aging of outstanding receivables, as well as the historical collections, write-offs, and payor reimbursement experience over the estimated contractual lives of such receivables, are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for expected credit losses and contractual allowances. Revisions in allowances for expected credit loss estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. These estimates are periodically tested against actual collection experience. In addition, the Company analyzes its receivables by geography and by customer type, where appropriate, in developing estimates for expected credit losses.

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and six months ended June 30, 2020:
(U.S. Dollars, in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Allowance for expected credit losses beginning balance	$5,591	$3,987
Impact of adoption of ASU 2016-13	—	1,120
Current period provision for expected credit losses	885	1,564
Writeoffs charged against the allowance and other	(224)	(338)
Effect of changes in foreign exchange rates	112	31
Allowance for expected credit losses ending balance	$6,364	$6,364

Contract Liabilities

The Company’s contract liabilities largely relate to a prepayment of $13.9 million received in April 2020 from the CMS as part of the Accelerated and Advance Payment Program of the CARES Act intended to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. Repayment of this amount is required to begin 120 days after the issuance of the payment, or beginning in August 2020. After the 120 day period, every claim submitted by the Company will be offset against the accelerated / advanced payment. Thus, instead of receiving payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the claim amount.

This contract liability is included within other current liabilities and totaled $13.9 million as of June 30, 2020. The Company did not recognize any net sales during the three and six months ended June 30, 2020, respectively, attributable to the satisfaction of performance obligations related to the CMS prepayment; however, the Company expects to recognize the full amount of the prepayment as net sales in fiscal year 2020.

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of Orthofix products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $2.6 million and $3.7 million as of June 30, 2020, and December 31, 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Global Spine	$(3,707)	$16,523	$18,710	$27,098
Global Extremities	(3,359)	2,750	(5,253)	2,577
Corporate	(1,923)	(12,880)	(10,063)	(22,407)
Total EBITDA	$(8,989)	$6,393	$3,394	$7,268
Depreciation and amortization	(6,942)	(6,178)	(13,269)	(11,905)
Interest income (expense), net	(901)	457	(1,324)	200
Income (loss) before income taxes	$(16,832)	$672	$(11,199)	$(4,437)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Global Spine
U.S.	$55,236	$84,601	$132,342	$164,127
International	2,862	5,478	8,074	$11,870
Total Global Spine	58,098	90,079	140,416	175,997

Global Extremities
U.S.	4,040	6,844	10,083	13,442
International	10,997	18,927	27,459	35,523
Total Global Extremities	15,037	25,771	37,542	48,965

Consolidated
U.S.	59,276	91,445	142,425	177,569
International	13,859	24,405	35,533	47,393
Net sales	$73,135	$115,850	$177,958	$224,962

13. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of amortization related to intangible assets acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Changes in fair value of contingent consideration	$2,100	$470	$(6,900)	$5,870
Amortization of acquired intangibles	1,578	1,338	2,996	2,395
Total	$3,678	$1,808	$(3,904)	$8,265

14. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Cost of sales	$205	$180	$386	$367
Sales and marketing	1,533	692	2,229	1,302
General and administrative	2,639	4,564	5,169	9,128
Research and development	322	413	774	737
Total	$4,699	$5,849	$8,558	$11,534

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Stock options	$750	$926	$1,054	$3,038
Time-based restricted stock awards and units	2,751	2,951	5,172	4,657
Market-based restricted stock units	810	1,576	1,480	2,923
Stock purchase plan	388	396	852	916
Total	$4,699	$5,849	$8,558	$11,534

During the three months ended June 30, 2020 and 2019, the Company issued 152,885 and 40,812 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards and units. During the six months ended June 30, 2020 and 2019, the Company issued 186,444 and 251,893 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises and the vesting of restricted stock awards and units.

15. Income taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items.  As a result, the Company’s interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.

For the three months ended June 30, 2020 and 2019, the effective tax rate was (9.5%) and 181.4%, respectively. For the six months ended June 30, 2020 and 2019, the effective tax rate was 164.7% and 107.9%, respectively. The primary factors affecting the Company’s effective tax rate for the three months and six months ended June 30, 2020, were statute expirations related to unrecognized tax benefits, financial deductions not recognized for tax purposes, limits on executive compensation, and reversal of tax benefits related to certain performance stock units forfeited in the current year. The financial deductions not recognized for tax purposes are primarily related to the remeasurement of contingent consideration. The effective tax rate for the three months ended June 30, 2020 was further affected by the reversal of a $3.0 million tax benefit recorded in the first quarter related to a beneficial rate difference on a potential federal loss carryback available under the CARES Act that the Company no longer expects to benefit from.

The CARES Act, among other things, includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As of June 30, 2020, the Company does not expect a significant impact to its income tax expense (benefit) for fiscal year 2020 as a result of the CARES Act.

During the first quarter of 2020, the statute of limitations expired related to certain unrecognized tax benefits, which resulted in the recognition of a net benefit of $17.8 million. During the three and six months ended June 30, 2020, the Company recognized net expense of $0.1 million and a net benefit of $17.8 million, respectively, related to uncertain tax benefits. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $0.2 million to $0.7 million as audits close and statutes expire.

16. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three and six months ended June 30, 2020 and 2019, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares-basic	19,215,392	18,834,886	19,149,523	18,790,612
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	57,249	259,967
Unvested restricted stock awards and units	—	—	64,695	128,478
Weighted average common shares-diluted	19,215,392	18,834,886	19,271,467	19,179,057

There were 2,141,086 and 1,987,907 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the three months ended June 30, 2020 and 2019, respectively, and 1,406,046 and 483,731 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the six months ended June 30, 2020, and 2019, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock awards and units, all necessary conditions had not been satisfied by the end of the respective period.

17. Subsequent Events

In July 2020, the Company, through a wholly owned subsidiary, entered into an agreement to acquire certain assets of a medical device distributor. The Company has agreed to pay consideration of up to $7.6 million in accordance with the parties’ agreement.

In July 2020, the Company repaid $50.0 million related to its borrowings under the secured revolving credit facility. Subsequent to this payment, the Company had $50.0 million in borrowings under the secured revolving credit facility.

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

Notable financial metrics and achievements in the second quarter of 2020 include the following:

•	Net sales were $73.1 million, a decrease of 36.9% on a reported basis and 36.6% on a constant currency basis
•	Record Motion Preservation sales quarter of $3.6 million in the U.S., an increase of 24% sequentially
•	Net loss of $18.4 million, a decrease of $17.9 million compared to the prior year period
•	Decrease in earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) of $15.4 million, largely driven by the decline in net sales

COVID-19 Update and Outlook

The global COVID-19 pandemic is significantly affecting our patients, communities, employees and business operations. The pandemic has led to the temporary closure of businesses, restrictions on travel and the implementation of physical distancing measures around the world. Since March 2020, hospitals, ambulatory surgery centers and other medical facilities in our sales markets have cancelled or deferred elective surgery procedures and diverted resources to patients being treated for COVID-19. The pandemic has caused surgeons and patients to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have temporarily closed or reduced operating hours. In addition, broad economic factors resulting from the pandemic, including increased unemployment rates and reduced consumer spending, are affecting our patients and partners. These circumstances have negatively affected the sales of our products, particularly during the period from March 2020 through May 2020 when surgery center closures were most pronounced, though these effects remain ongoing. However, we remain focused on protecting the health and wellbeing of its employees, partners, patients, and the communities in which we operate while assuring the continuity of our business operations.

At this time, the future trajectory of the COVID-19 pandemic remains very uncertain, both in the U.S. and in other markets. Within the U.S., for example, new infection counts have significantly decreased in some regions, while other regions have seen increases in recent weeks. The exact reasons for varying case trajectories remains unclear, including the level of infection rates in different states and geographic areas. As a result, it is not yet clear whether the future trajectory of the pandemic is likely to include one or more future waves of cases, or whether case counts may slowly decline from this point forward. In addition, progress continues to be made on therapeutic treatments and vaccine candidates, though the efficacy and timing of various treatments and vaccines is uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during the second half of 2020 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the comfort level of patients in returning to clinics and hospitals, (ii) the extent to which localized elective surgery shutdowns occur, (iii) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (iv) general hospital capacity constraints occurring because of the need to treat high volumes of COVID-19 patients.

During the second quarter of 2020, we focused on making our facilities safe given updated COVID-19 public health guidelines, and we believe that our employee workforce has adapted to the new environment. In particular, we have been able to continue our manufacturing activities to keep pace with customer orders. However, given the potential for further shelter in place orders in our largest manufacturing and operational centers (particularly, Lewisville, Texas and Verona, Italy), there remains a risk that a significant localized surge in the virus could cause disruption to our manufacturing, distribution, administrative and other business operations (including downtime at our manufacturing facilities and the interruption of the production of our products).

In addition, while we have not seen such effects to date, risk remains that COVID-19 could have material negative effects on contractual counterparties, leading to supply chain disruptions or counterparty payment defaults and bankruptcies (including bankruptcies to hospital systems that significantly rely on revenue from elective surgeries).

Our results of operations and liquidity have been materially impacted by the decrease in elective surgical procedures and could be further impacted by delays in payments from customers, supply chain interruptions, the potential of extended "shelter in place" and social distancing orders or advisories, facility closures, or other reasons related to the pandemic. Our results of operations and liquidity may also be affected by the rate at which and timing of when elective procedures resume at hospitals and other facilities, which may occur at a faster or slower pace than current expectations. As of the date of issuance of these condensed consolidated financial statements, the full extent to which COVID-19 could materially affect the Company’s financial condition, liquidity, or results of operations is uncertain.

As precautionary measures to increase our cash position and preserve financial flexibility in view of the current uncertainty resulting from the COVID-19 pandemic, we (i) completed a borrowing of $100.0 million under our secured revolving credit facility on April 16, 2020 (of this amount, $50.0 million was subsequently repaid in July 2020), (ii) executed temporary salary reductions for U.S. employees and the Board of Directors, which were in effect for two months during the second quarter of 2020, (iii) suspended the our 401(k) match program through the remainder of fiscal year 2020, and (iv) initiated travel restrictions and a significant slow-down in hiring.

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations and comprehensive income (loss) as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020 (%)	2019 (%)	2020 (%)	2019 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	31.7	22.3	26.2	22.0
Gross profit	68.3	77.7	73.8	78.0
Sales and marketing	59.5	49.1	55.0	49.1
General and administrative	20.6	18.9	18.5	18.9
Research and development	12.0	7.8	10.5	8.1
Acquisition-related amortization and remeasurement	4.9	1.5	(2.3)	3.7
Operating income (loss)	(28.7)	0.4	(7.9)	(1.8)
Net income (loss)	(25.2)	(0.5)	4.1	0.2

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended June 30,		Percentage Change
(U.S. Dollars, in thousands)	2020	2019	Reported	Constant Currency
Bone Growth Therapies	$28,379	$50,109	-43.4%	-43.4%
Spinal Implants	18,594	23,226	-19.9%	-19.7%
Biologics	11,125	16,744	-33.6%	-33.6%
Global Spine	58,098	90,079	-35.5%	-35.4%
Global Extremities	15,037	25,771	-41.7%	-40.5%
Net sales	$73,135	$115,850	-36.9%	-36.6%

	Six Months Ended June 30,		Percentage Change
(U.S. Dollars, in thousands)	2020	2019	Reported	Constant Currency
Bone Growth Therapies	$73,822	$97,392	-24.2%	-24.2%
Spinal Implants	41,520	46,129	-10.0%	-9.7%
Biologics	25,074	32,476	-22.8%	-22.8%
Global Spine	140,416	175,997	-20.2%	-20.1%
Global Extremities	37,542	48,965	-23.3%	-21.6%
Net sales	$177,958	$224,962	-20.9%	-20.5%

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

Three months ended June 30, 2020 compared to 2019

Net sales decreased $32.0 million or 35.5%

•

Bone Growth Therapies net sales decreased $21.7 million or 43.4%, primarily driven by the disruption caused by COVID-19, which has led to lower order volumes and a longer revenue cycle for these products, particularly due to many patients only being able to be fitted for devices in a virtual or telehealth environment

•

Spinal Implants net sales decreased $4.6 million or 19.9%, primarily driven by the reduction in elective procedures in both the U.S. and internationally due to COVID-19; however, Motion Preservation net sales increased $3.4 million in the U.S. when compared to prior year as a result of increases in case volumes and active surgeons

•	Biologics net sales decreased $5.6 million or 33.6%, primarily driven by lower procedure volumes as a result of the disruption caused by COVID-19

Six months ended June 30, 2020 compared to 2019

Net sales decreased $35.6 million or 20.2%

•

Bone Growth Therapies net sales decreased $23.6 million or 24.2%, primarily driven by the disruption caused by COVID-19, which has led to lower order volumes and a longer revenue cycle for these products, particularly due to many patients only being able to be fitted for devices in a virtual or telehealth environment

•

Spinal Implants net sales decreased $4.6 million or 10.0%, primarily driven by the reduction in elective procedures in both the U.S. and internationally due to COVID-19; however, Motion Preservation net sales increased $6.4 million in the U.S. when compared to prior year as a result of increases in case volumes and active surgeons

•	Biologics net sales decreased $7.4 million or 22.8%, primarily driven by lower procedure volumes as a result of the disruption caused by COVID-19

Global Extremities

Global Extremities offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. Global Extremities distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and health providers.

Three months ended June 30, 2020 compared to 2019

Net sales decreased $10.7 million or 41.7%

•	Decrease of $10.4 million, primarily a result of the impact of COVID-19 on procedure volumes
•	Decrease of $0.3 million due to the changes in foreign currency exchange rates, which had a negative impact on net sales

Six months ended June 30, 2020 compared to 2019

Net sales decreased $11.4 million or 23.3%

•	Decrease of $10.6 million, primarily a result of the impact of COVID-19 on procedure volumes
•	Decrease of $0.8 million due to the changes in foreign currency exchange rates, which had a negative impact on net sales

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Net sales	$73,135	$115,850	(36.9%)	$177,958	$224,962	(20.9%)
Cost of sales	23,166	25,812	(10.3%)	46,575	49,520	(5.9%)
Gross profit	$49,969	$90,038	(44.5%)	$131,383	$175,442	(25.1%)
Gross margin	68.3%	77.7%	(9.4%)	73.8%	78.0%	-4.2%

Three months ended June 30, 2020 compared to 2019

Gross profit decreased $40.1 million

•

Decrease primarily due to the decline in net sales and lower fixed cost absorption, primarily attributable to COVID-19 and its negative effect on elective procedure volumes, as well as an increase in expense resulting from non-cash inventory reserves

Six months ended June 30, 2020 compared to 2019

Gross profit decreased $44.1 million

•

Decrease primarily due to the decline in net sales and lower fixed cost absorption, primarily attributable to COVID-19 and its negative effect on elective procedure volumes, as well as an increase in expense resulting from non-cash inventory reserves

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Sales and marketing	$43,479	$56,864	(23.5%)	$97,792	$110,558	(11.5%)
As a percentage of net sales	59.5%	49.1%	10.4%	55.0%	49.1%	5.9%

Three months ended June 30, 2020 compared to 2019

Sales and marketing expense decreased $13.4 million

•	Decrease largely attributable to reduced commissions as a result of the decline in net sales, partially offset by commission support provided to our direct sales representatives
•

Decrease of $4.5 million associated with short-term expense savings actions for salary reductions, travel, entertainment, and professional fees due to the limited mobility of our sales force and the conversion of many sales events from in-person events to virtual events

Six months ended June 30, 2020 compared to 2019

Sales and marketing expense decreased $12.8 million

•	Decrease largely attributable to reduced commissions as a result of the decline in net sales, partially offset by commission support provided to our direct sales representatives
•

Decrease of $5.2 million associated with short-term expense savings actions for travel, entertainment, and professional fees due to the limited mobility of our sales force and the conversion of many sales events from in-person events to virtual events

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
General and administrative	$15,047	$21,935	(31.4%)	$32,912	$42,407	(22.4%)
As a percentage of net sales	20.6%	18.9%	1.7%	18.5%	18.9%	(0.4%)

Three months ended June 30, 2020 compared to 2019

General and administrative expense decreased $6.9 million

•	Decrease of $3.9 million in expenses associated with strategic investments, largely due to diligence and integration costs associated with strategic initiatives
•

Decrease of $1.0 million attributable to succession and transition charges, including acceleration of certain share-based compensation expense, relating to the retirement, transition, or termination of certain executive officers and from targeted restructuring activities

•	Decrease of $0.9 million associated with share-based compensation expense, excluding amounts included within succession, transition, and restructuring activities discussed above
•

Decrease of $1.0 million related to short-term expense savings actions, such as salary reductions, travel and entertainment expenses and professional fees, primarily related to our legal, finance, information technology, and compliance functions

Six months ended June 30, 2020 compared to 2019

General and administrative expense decreased $9.5 million

•	Decrease of $4.8 million in expenses associated with strategic investments, largely due to diligence and integration costs associated with strategic initiatives
•

Decrease of $2.2 million attributable to succession and transition charges, including acceleration of certain share-based compensation expense, relating to the retirement, transition, or termination of certain executive officers and from targeted restructuring activities

•	Decrease of $0.9 million associated with share-based compensation expense, excluding amounts included within succession, transition, and restructuring activities discussed above
•

Decrease of $1.1 million related to short-term expense savings actions, such as salary reductions, travel and entertainment expenses and professional fees, primarily related to our legal, finance, information technology, and compliance functions

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Research and development	$8,765	$8,980	(2.4%)	$18,729	$18,209	2.9%
As a percentage of net sales	12.0%	7.8%	4.2%	10.5%	8.1%	2.4%

Three months ended June 30, 2020 compared to 2019

Research and development expense decreased $0.2 million

•	Decrease of $0.8 million associated with reduced spend for clinical study expenses
•	Partially offset by an increase of $0.5 million related to costs to comply with recent medical device reporting regulations
•	Further offset by $0.2 million in costs associated with our acquisition of the FITBONE assets, inclusive of transitional services

Six months ended June 30, 2020 compared to 2019

Research and development expense increased $0.5 million

•	Increase of $1.1 million related to costs to comply with recent medical device reporting regulations
•	Increase of $0.4 million attributable to increased quality systems and regulatory improvements, largely related to increases in headcount
•	Increase of $0.2 million in costs associated with our acquisition of the FITBONE assets, inclusive of transitional services
•	Partially offset by a decrease of $1.2 million associated with reduced spend for clinical costs and product development

Acquisition-related Amortization and Remeasurement

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Acquisition-related amortization and remeasurement	$3,678	$1,808	103.4%	$(3,904)	$8,265	(147.2%)
As a percentage of net sales	4.9%	1.5%	3.4%	(2.3%)	3.7%	(6.0%)

Acquisition-related amortization and remeasurement consists of amortization related to intangible assets acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement.

Three months ended June 30, 2020 compared to 2019

Acquisition-related amortization and remeasurement increased $1.9 million

•

Increase of $1.6 million related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•	Increase of $0.2 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions

Six months ended June 30, 2020 compared to 2019

Acquisition-related amortization and remeasurement decreased $12.2 million

•

Decrease of $11.4 million related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets, largely due to uncertainty attributable to COVID-19

•

Decrease of $1.4 million related to achievement of the approval of the M6-C artificial cervical disc by the U.S. Food and Drug Administration (“FDA” and the “FDA Milestone”) during the first quarter of 2019

•	Partially offset by an increase of $0.6 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions

Non-operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Interest income (expense), net	$(901)	$457	(297.2%)	$(1,324)	$200	(762.0%)
Other income (expense), net	5,069	(236)	(2247.9%)	4,271	(640)	(767.3%)

Three months ended June 30, 2020 compared to 2019

Interest income (expense), net, decreased $1.4 million

•	Decrease of $0.8 million attributable interest income recognized on our investment in eNeura in 2019
•	Decrease of $0.5 million associated with interest expense incurred on our outstanding indebtedness under our secured revolving credit facility

Other income (expense), net, increased $5.3 million

•

Increase of $4.7 million attributable to funds received from the U.S. Department of Health and Human Services as part of the Provider Relief Fund included within the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

•

Increase of $0.2 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $0.5 million in the second quarter of 2020 compared to a gain of $0.3 million in the second quarter of 2019

Six months ended June 30, 2020 compared to 2019

Interest income (expense), net, decreased $1.5 million

•	Decrease of $0.8 million attributable interest income recognized on our investment in eNeura in 2019
•	Decrease of $0.5 million associated with interest expense incurred on our outstanding indebtedness under our secured revolving credit facility

Other income (expense), net, increased $4.9 million

•	Increase of $4.7 million attributable to funds received from the U.S. Department of Health and Human Services as part of the Provider Relief Fund included within the CARES Act
•

Increase of $0.5 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $0.1 million in the for the six months ended June 30, 2020 compared to a loss of $0.6 million for the six months ended June 30, 2019

•	Partially offset by a decrease of $0.2 million associated with the impairment of our investment in Bone Biologics, Inc.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Income tax expense (benefit)	$1,592	$1,219	30.6%	$(18,440)	$(4,787)	285.2%
Effective tax rate	(9.5%)	181.4%	(190.9%)	164.7%	107.9%	56.8%

Three months ended June 30, 2020 compared to 2019

The decrease in the effective tax compared to the prior year period rate was primarily a result of the following factors:

•	Changes in financial expenses not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of the anticipated benefit of $3.0 million recorded in the first quarter of 2020 related to potential carryback under the CARES Act
•	Reversal of tax benefits related to certain performance stock units that were forfeited in the current period

The primary factors affecting our effective tax rate for the second quarter of 2020 are as follows:

•	Financial expenses not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of the anticipated benefit of $3.0 million recorded in the first quarter of 2020 related to potential carryback under the CARES Act
•	Reversal of tax benefits related to certain performance stock units that were forfeited in the current period

Six months ended June 30, 2020 compared to 2019

The increase in the effective tax compared to the prior year period rate was primarily a result of the following factors:

•	Changes in financial expenses not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of tax benefits related certain performance stock units that were forfeited in the current period
•	Partially offset by, benefits related to statute expirations for previously unrecognized tax benefits
•	Further offset by decreases in non-deductible executive compensation

The primary factors affecting our effective tax rate for the six months ended June 30, 2020 are as follows:

•	Statute expirations related to previously unrecognized tax benefits
•	Financial benefits not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of tax benefits related to certain performance stock units that were forfeited in the current period
•	Non-deductible executive compensation

Segment Review

Our business is managed through two reporting segments:  Global Spine and Global Extremities. The primary metric used in managing the business by segment is EBITDA (which is described further in Note 13 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein). The following table presents EBITDA by segment and reconciles consolidated EBITDA to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Global Spine	$(3,707)	$16,523	$18,710	$27,098
Global Extremities	(3,359)	2,750	(5,253)	2,577
Corporate	(1,923)	(12,880)	(10,063)	(22,407)
Total EBITDA	$(8,989)	$6,393	$3,394	$7,268
Depreciation and amortization	(6,942)	(6,178)	(13,269)	(11,905)
Interest income (expense), net	(901)	457	(1,324)	200
Income (loss) before income taxes	$(16,832)	$672	$(11,199)	$(4,437)

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at June 30, 2020, totaled $173.4 million compared to $70.4 million at December 31, 2019. This increase was largely a result of our draw of $100.0 million under our secured revolving credit facility in 2020 and from proceeds received under the CARES Act totaling $18.5 million, partially offset by $18.0 million in cash paid to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones.

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	Change
Net cash from operating activities	$30,094	$8,344	$21,750
Net cash from investing activities	(28,572)	(16,738)	(11,834)
Net cash from financing activities	101,918	(11,581)	113,499
Effect of exchange rate changes on cash	(452)	(71)	(381)
Net change in cash, cash equivalents and restricted cash	$102,988	$(20,046)	$123,034

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2020	2019	Change
Net cash from operating activities	$30,094	$8,344	$21,750
Capital expenditures	(9,332)	(10,338)	1,006
Free cash flow	$20,762	$(1,994)	$22,756

Operating Activities

Cash flows from operating activities increased $21.8 million

•	Increase in net income of $6.9 million
•	Net decrease of $13.3 million in non-cash gains and losses, largely related to changes in fair value of contingent consideration
•

Net increase of $28.2 million relating to changes in working capital accounts, primarily attributable to changes in accounts receivable, a $13.9 million prepayment received under the Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program, and other current and long-term assets and liabilities, which included the expiration of statute of limitations related to certain unrecognized tax benefits in the first quarter of 2020

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 84 days at June 30, 2020 compared to 63 days at June 30, 2019, with much of this increase attributable to the significant decline in net sales as a result of COVID-19. Inventory turns decreased to 1.2 times as of June 30, 2020 compared to 1.3 times as of June 30, 2019.

Investing Activities

Cash flows from investing activities decreased $11.8 million

•	Decrease of $18.0 million associated with cash paid in March 2020 to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones
•	Partially offset by a change of $5.2 million associated with cash paid for transactions to acquire certain assets of former distributors
•	Further offset by a decrease in capital expenditures of $1.0 million

Financing Activities

Cash flows from financing activities increased $113.5 million

•	Increase of $100.0 million from proceeds under our secured revolving credit facility in 2020 (of which $50.0 million was repaid after June 30, 2020)
•

Increase of $13.7 million associated with the payment of the Spinal Kinetics FDA Milestone during the first quarter of 2019, which represented the acquisition-date fair value attributable to the FDA Milestone liability originally recognized

Credit Facilities

As of June 30, 2020, we had $100.0 million of principal in borrowings outstanding under the five year $300 million secured revolving credit facility. In addition, we had no borrowings outstanding under on our €5.5 million ($6.2 million) available lines of credit in Italy. We were in compliance with all required financial covenants as of June 30, 2020.

In July 2020, we repaid $50.0 million of principal outstanding under the secured revolving credit facility. Subsequent to this payment, we had $50.0 million of principal outstanding under the secured revolving credit facility.

Other

For information regarding Contingencies, see Note 9 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Impact of COVID-19 and the CARES Act on Liquidity and Capital Resources

Our liquidity has been materially impacted over the last several months by the decrease in elective surgical procedures and could be further impacted by delays in payments from customers, the potential of extended "shelter in place" and social distancing orders or advisories, facility closures, or other reasons related to the COVID-19 pandemic. Our liquidity may also be affected by the rate at which and timing of when elective procedures fully resume at hospitals and other facilities, which may occur at a faster or slower pace than our expectations. As of the date of issuance of these condensed consolidated financial statements, the extent to which COVID-19 is likely to materially impact our liquidity in the future remains uncertain.

As precautionary measures to increase our cash position and preserve financial flexibility in view of ongoing uncertainty resulting from the COVID-19 pandemic, we (i) completed a borrowing of $100.0 million under our secured revolving credit facility on April 16, 2020 (of which, we have since repaid $50.0 million in principal), (ii) executed temporary salary reductions for U.S. employees and the Board of Directors, which were in effect for two months during the second quarter of 2020, (iii) suspended the 401(k) match program through the remainder of fiscal year 2020, and (iv) initiated organizational travel restrictions and a temporary reduction in new hiring.

On March 27, 2020, the CARES Act was signed into U.S. federal law, which provided emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic.

In April 2020, we received $13.9 million in funds from the CMS Accelerated and Advance Payment Program to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. Repayment of this amount is required to begin 120 days after the issuance of the payment, or beginning in August 2020. After the 120 day period, every claim we submit will be offset against the accelerated / advanced payment. Thus, instead of receiving payment for newly submitted claims, our outstanding accelerated / advance payment balance will be reduced by the claim payment amount.

In addition, in April 2020, we automatically received, without request, $4.7 million in funds from the U.S. Department of Health and Human Services as part of the Provider Relief Fund. Upon review of the qualifying criteria required to retain the funding, which primarily relate to lost revenues or the incurrence of expenses attributable to COVID-19, it was determined that we met the criteria to permanently retain all of the proceeds received.

Further, as part of the CARES Act, we are permitted to defer all employer social security payroll tax payments for the remainder of the 2020 calendar year, such that 50% of the taxes is deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of June 30, 2020, we have deferred $1.3 million associated with this program.

Spinal Kinetics Contingent Consideration

Under the terms of the acquisition agreement under which we acquired Spinal Kinetics, we agreed to make contingent milestone payments of up to $60.0 million in cash to Spinal Kinetics’ former shareholders. One milestone payment, which was for $15.0 million, became due upon FDA approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”). The FDA Milestone was achieved and paid in 2019.

The remaining milestone payments are comprised of revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement as of June 30, 2020 was $35.8 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration. As of June 30, 2020, we classified $14.5 million of the liability attributable to the revenue-based milestone within other current liabilities, as we expect to pay one of the revenue-based milestones in the next twelve months, and the remaining $21.3 million within other long-term liabilities. For additional discussion of this matter, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

FITBONE Asset Acquisition

On February 3, 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. Under the terms of the Purchase Agreement, as consideration for the acquired assets, we paid $18.0 million in cash consideration and entered into a Contract Manufacturing and Supply Agreement (“CMSA”) with Wittenstein. The acquisition was completed on March 26, 2020 and was treated as a business combination.

The CMSA with Wittenstein has an initial term of up to two years to manufacture the FITBONE product line. As consideration for the CMSA, we will pay $2.0 million to Wittenstein at the conclusion of the CMSA if certain conditions are met in relation to the prompt delivery of manufactured products.

Other Acquisitions

In July 2020, we entered into an agreement to acquire certain assets of a medical device distributor. We have agreed to pay consideration of up to $7.6 million in accordance with the parties’ agreement.

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of June 30, 2020) of our cash in Brazil was frozen upon request to satisfy a judgment. Although we are appealing the judgment, this cash has been reclassified to restricted cash.

For additional discussion regarding these matters, see Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivables, the aging of outstanding receivables, as well as the historical collections, write-offs, and payor reimbursement experience over the estimated contractual lives of such receivables, are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for expected credit losses and contractual allowances. Revisions in allowances for expected credit loss estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. These estimates are periodically tested against actual collection experience. In addition, we analyze our receivables by geography and by customer type, where appropriate, in developing estimates for expected credit losses.

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

Free Cash Flow

Free cash flow is calculated by subtracting capital expenditures from net cash from operating activities. Management uses free cash flow as an important indicator of how much cash is generated or used by our normal business operations, including capital expenditures. Management uses free cash flow as a measure of progress on its capital efficiency and cash flow initiatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as disclosed in our Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Item 1A. Risk Factors

The following risk factors supplement and should be read in conjunction with those contained in the risk factors disclosed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020.

The novel coronavirus pandemic has materially affected our business during the first half of 2020 and is likely to cause further unpredictable effects during the remainder of 2020 and beyond

The novel coronavirus discovered in late 2019, and the disease it causes known as COVID-19, has caused significant affects to our business during the first half of 2020, and is likely to cause significant affects during the second half of 2020 and into 2021. For Orthofix, the most significant effect to date on our business has been a significant reduction in elective surgery procedure volumes, which represent the majority of procedures in which our products are used. This reduction in procedure volumes began suddenly in March 2020 when shelter in place and social distancing instructions were instituted in the U.S. and many of our other sales markets, and caused a pronounced reduction in revenue during April 2020 and May 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, this reduction in procedure volumes dissipated during June 2020 and July 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog.

At this time, the future trajectory of the COVID-19 pandemic remains very uncertain, both in the U.S. and in other markets. Within the U.S., for example, new infection counts have significantly decreased in some regions, while other regions have seen increases in recent weeks. The exact reasons for varying case trajectories remains unclear, including the level of seroprevalence in different states and geographic areas. As a result, it is not yet clear whether the future trajectory of the pandemic is likely to include one or more future waves of cases, or whether case counts may slowly decline from this point forward. In addition, progress continues to be made on therapeutic treatments and vaccine candidates, though the efficacy and timing of various treatments and vaccines is uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during the second half of 2020 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the comfort level of patients in returning to clinics and hospitals, (ii) the extent to which localized elective surgery shutdowns occur, (iii) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (iv) general hospital capacity constraints occurring because of the need to treat high volumes of COVID-19 patients.

During the second quarter of 2020, we focused on making our facilities safe given updated COVID-19 public health guidelines, and we believe that our employee workforce has done excellent work in adapting to the new environment. In particular, we have been able to continue our manufacturing activities to keep pace with customer orders. However, given the potential for further shelter in place orders in our largest manufacturing and operational centers (particularly, Lewisville, Texas and Verona, Italy), there remains a risk that a significant localized surge in the virus could cause disruption to our manufacturing, distribution, administrative and other business operations (including downtime at our manufacturing facilities and the interruption of the production of our products).

In addition, while we have not seen such effects to date, risk remains that COVID-19 could have material negative effects on contractual counterparties, leading to supply chain disruptions or counterparty payment defaults and bankruptcies (including bankruptcies to hospital systems that significantly rely on revenue from elective surgeries).

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

On October 25, 2019, we and certain of our wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for a $300 million secured revolving credit facility maturing on October 25, 2024. At the time that we entered into the Amended Credit Agreement, no amounts were borrowed thereunder. However, due to the uncertainty related to COVID-19, on April 16, 2020, we borrowed $100 million under the Amended Credit Agreement to preserve available cash to fund operations and strategic initiatives in the event that the COVID-19 pandemic results in a prolonged slowdown of elective surgical and other medical procedures, thereby decreasing our sales and revenue. In July 2020, we repaid $50 million of this amount.

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

We believe that we are in compliance with the covenants, and there were no events of default, at June 30, 2020 (and in prior periods). However, there can be no assurance that we will be able to meet such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement (including an obligation that we repay the $50 million amount currently outstanding), which could have a material adverse effect on our financial position in the event that we have significant amounts drawn under the facility at such time.

In addition, issues related to financing sometimes are exacerbated in times of significant disruption and dislocation in the financial markets, such as those that have been experienced recently due to the COVID-19 pandemic. Though our lenders have not yet expressed any such concerns (and, to the contrary, have indicated that financing remains available and undisrupted), it is possible that our lenders could become unwilling or unable to provide us with financing under the Amended Credit Agreement, even if we were otherwise in compliance with its terms, due to macroeconomic or other concerns related to COVID-19, general economic conditions or otherwise. If we were unable to further access financing under the Amended Credit Agreement, our cost of financing could materially increase, or we could be unable to access such financing entirely. Any such events could materially and adversely affect our financial condition and results of operations.

The FDA recently scheduled a hearing for September 8, 2020 to consider whether bone growth stimulator devices should be down classified from Class III devices, and if such a down classification of this device category occurred, it could increase future competition for us in this product category and negatively affect our sales of such products.

We have the market-leading bone growth stimulation platform with the only cervical spinal indication granted by the U.S. Food and Drug Administration (the "FDA"), and the only mobile device app accessory designed to help patients adhere to their prescriptions and improve their clinical outcomes, STIM onTrack™ 2.1. We are also investing in investigational device exemption (“IDE”) studies to expand indications for use in areas such as rotator cuff tears. Our bone growth therapy products are designated as Class III devices. Class III devices are subject to the most rigorous pathway to approval for medical devices. The FDA may change classification of a device only if the proposed new class has sufficient regulatory controls to provide reasonable assurances of safety and effectiveness.

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

The FDA has announced that it will hold an Advisory Committee panel meeting on September 8, 2020 to consider whether bone growth stimulator products should be reclassified from Class III devices to Class II devices. Together with the other manufacturers of bone growth stimulators, we intend to participate in the panel meeting, as we did in 2006, and submit testimony supporting the importance of maintaining bone growth stimulator devices as Class III devices. However, if such a down classification were to occur, and new entrants to the market were able to create technologies with comparable efficacy to our devices, our bone growth therapy products could face additional competition, which could negatively affect our future sales and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the second quarter of 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

10.1

Amendment No. 1 to the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive plan (filed as an exhibit to the Company's Current Report on Form 8-K filed June 9, 2020 and incorporated by reference).

10.2*	Consulting Agreement, dated July 4, 2020, between Michael Finegan and Orthofix Medical Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: August 6, 2020	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: August 6, 2020	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer