Form 10-Q
period 2020-09-30
Orthofix Medical Inc.
filed 2020-11-05
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, 19,333,698 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	OFIX	Nasdaq Global Select Market

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates, and assumptions that are difficult to predict, including the risks described in Part II Item 1A under the heading Risk Factors of this filing; Part I, Item 1A under the heading Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K); and other Securities and Exchange Commission (“SEC”) filings. In addition to the risks described there, factors that could cause or contribute to such differences may include, but are not limited to, risks relating to the effects of the COVID-19 pandemic on our business, including (i) surgeries that use our products being delayed or cancelled as a result of hospitals and surgery centers being closed or limited to life threatening and/or essential procedures, (ii) portions of our global workforce being unable to work fully and/or effectively due to illness, quarantines, government actions (including "shelter in place" orders or advisories), facility closures, or other reasons related to the pandemic, (iii) disruptions to our supply chain, (iv) customers and payors being unable to satisfy contractual obligations to us, including the ability to make timely payment for purchases, (v) general economic weakness in markets in which we operate affecting customer spending, and (vii) other unpredictable aspects of the pandemic. To the extent that the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A under the heading Risk Factors in our 2019 Form 10-K, such as our ability to generate sufficient cash flows to run our business and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing, and other events that could have a security impact as a result of our remote working environment or otherwise. As a result of these various risks, our actual outcomes and results may differ materially from those expressed in these forward-looking statements.

This list of risks, uncertainties, and other factors is not complete. We discuss some of these matters more fully, as well as certain risk factors that could affect our business, financial condition, results of operations, and prospects, in reports we file from time-to-time with the Securities and Exchange Commission (“SEC”), which are available to read at www.sec.gov. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$79,810	$69,719
Restricted cash	490	684
Accounts receivable, net of allowances of $5,524 and $3,987, respectively	73,053	86,805
Inventories	82,859	82,397
Prepaid expenses and other current assets	18,457	20,948
Total current assets	254,669	260,553
Property, plant, and equipment, net	63,689	62,727
Intangible assets, net	62,309	54,139
Goodwill	83,503	71,177
Deferred income taxes	38,047	35,117
Other long-term assets	14,915	11,907
Total assets	$517,132	$495,620
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$16,943	$19,886
Current portion of finance lease liability	498	323
Other current liabilities	75,938	64,674
Total current liabilities	93,379	84,883
Long-term portion of finance lease liability	22,463	20,648
Long-term debt	—	—
Other long-term liabilities	46,394	62,458
Total liabilities	162,236	167,989
Contingencies (Note 9)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,267,420 and 19,022,619 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,927	1,902
Additional paid-in capital	285,203	271,019
Retained earnings	68,757	57,749
Accumulated other comprehensive loss	(991)	(3,039)
Total shareholders’ equity	354,896	327,631
Total liabilities and shareholders’ equity	$517,132	$495,620

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2020	2019	2020	2019
Net sales	110,985	$113,499	$288,943	$338,461
Cost of sales	26,243	24,896	72,818	74,416
Gross profit	84,742	88,603	216,125	264,045
Sales and marketing	52,926	54,805	150,718	165,363
General and administrative	16,541	21,090	49,453	63,497
Research and development	9,962	7,982	28,691	26,191
Acquisition-related amortization and remeasurement (Note 13)	1,138	23,608	(2,766)	31,873
Operating income (loss)	4,175	(18,882)	(9,971)	(22,879)
Interest income (expense), net	(731)	186	(2,055)	386
Other income (expense), net	1,817	(8,146)	6,088	(8,786)
Income (loss) before income taxes	5,261	(26,842)	(5,938)	(31,279)
Income tax benefit (expense)	(607)	(13,656)	17,833	(8,869)
Net income (loss)	$4,654	$(40,498)	$11,895	$(40,148)

Net income (loss) per common share:
Basic	$0.24	$(2.14)	$0.62	$(2.13)
Diluted	0.24	(2.14)	0.61	(2.13)
Weighted average number of common shares:
Basic	19,335,718	18,957,876	19,217,057	18,847,728
Diluted	19,398,567	18,957,876	19,319,302	18,847,728

Other comprehensive income (loss), before tax
Unrealized loss on debt security	—	—	—	(2,593)
Reclassification adjustment for amortization of historical unrealized gains on debt security	—	(345)	—	(1,034)
Reclassification adjustment for other-than-temporary impairment on debt security	—	(5,193)	—	(5,193)
Currency translation adjustment	2,275	(1,893)	2,048	(2,195)
Other comprehensive income (loss) before tax	2,275	(7,431)	2,048	(11,015)
Income tax related to other comprehensive income (loss)	—	1,388	—	2,200
Other comprehensive income (loss), net of tax	2,275	(6,043)	2,048	(8,815)
Comprehensive income (loss)	$6,929	$(46,541)	$13,943	$(48,963)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
At December 31, 2019	19,022,619	$1,902	$271,019	$57,749	$(3,039)	$327,631
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	(887)	—	(887)
Net income	—	—	—	25,665	—	25,665
Other comprehensive loss, net of tax	—	—	—	—	(1,711)	(1,711)
Share-based compensation	—	—	3,859	—	—	3,859
Common shares issued, net	33,559	4	808	—	—	812
At March 31, 2020	19,056,178	$1,906	$275,686	$82,527	$(4,750)	$355,369
Net loss	—	—	—	(18,424)	—	(18,424)
Other comprehensive income, net of tax	—	—	—	—	1,484	1,484
Share-based compensation	—	—	4,699	—	—	4,699
Common shares issued, net	152,885	15	1,902	—	—	1,917
At June 30, 2020	19,209,063	$1,921	$282,287	$64,103	$(3,266)	$345,045
Net income	—	—	—	4,654	—	4,654
Other comprehensive income, net of tax	—	—	—	—	2,275	2,275
Share-based compensation	—	—	3,841	—	—	3,841
Common shares issued, net	58,357	6	(925)	—	—	(919)
At September 30, 2020	19,267,420	$1,927	$285,203	$68,757	$(991)	$354,896

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2018	18,579,688	$1,858	$243,165	$87,078	$3,296	$335,397
Cumulative effect adjustment from adoption of ASU 2016-02	—	—	—	71	—	71
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	(938)	938	—
Net income	—	—	—	897	—	897
Other comprehensive loss, net of tax	—	—	—	—	(2,401)	(2,401)
Share-based compensation	—	—	5,685	—	—	5,685
Common shares issued, net	211,081	21	4,012	—	—	4,033
At March 31, 2019	18,790,769	$1,879	$252,862	$87,108	$1,833	$343,682
Net loss	—	—	—	(547)	—	(547)
Other comprehensive loss, net of tax	—	—	—	—	(371)	(371)
Share-based compensation	—	—	5,849	—	—	5,849
Common shares issued, net	40,812	4	(823)	—	—	(819)
At June 30, 2019	18,831,581	$1,883	$257,888	$86,561	$1,462	$347,794
Net loss	—	—	—	(40,498)	—	(40,498)
Other comprehensive loss, net of tax	—	—	—	—	(6,043)	(6,043)
Share-based compensation	—	—	5,844	—	—	5,844
Common shares issued, net	43,603	5	(668)	—	—	(663)
At September 30, 2019	18,875,184	$1,888	$263,064	$46,063	$(4,581)	$306,434

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$11,895	$(40,148)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	22,299	18,180
Amortization of operating lease assets, debt costs, and other assets	2,811	2,724
Provision for expected credit losses	945	861
Deferred income taxes	(2,471)	(3,309)
Share-based compensation	12,399	17,378
Interest and loss on valuation of investment securities	219	5,000
Change in fair value of contingent consideration	(7,600)	28,140
Other	(1,798)	1,307
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	11,551	(3,298)
Inventories	246	(4,995)
Prepaid expenses and other current assets	2,453	1,637
Accounts payable	(3,106)	447
Other current liabilities	5,742	347
Contract liability (Note 11)	13,851	—
Payment of contingent consideration	—	(1,340)
Other long-term assets and liabilities	(17,455)	(2,841)
Net cash from operating activities	51,981	20,090
Cash flows from investing activities
Acquisition of a business	(18,000)	—
Capital expenditures for property, plant, and equipment	(11,625)	(13,737)
Capital expenditures for intangible assets	(1,079)	(1,144)
Purchase of investment securities	(5,000)	—
Asset acquisitions and other investments	(7,240)	(6,400)
Net cash from investing activities	(42,944)	(21,281)
Cash flows from financing activities
Proceeds from revolving credit facility	100,000	—
Repayment of revolving credit facility	(100,000)	—
Proceeds from issuance of common shares	3,839	6,821
Payments related to withholdings for share-based compensation	(2,029)	(4,271)
Payment of contingent consideration	—	(13,660)
Payments related to finance lease obligation	(204)	(276)
Other financing activities	(1,023)	(1,224)
Net cash from financing activities	583	(12,610)
Effect of exchange rate changes on cash	277	(885)
Net change in cash, cash equivalents, and restricted cash	9,897	(14,686)
Cash, cash equivalents, and restricted cash at the beginning of period	70,403	72,189
Cash, cash equivalents, and restricted cash at the end of period	$80,300	$57,503

Components of cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$79,810	$56,849
Restricted cash	490	654
Cash, cash equivalents, and restricted cash at the end of period	$80,300	$57,503

Noncash investing activities - Purchase of intangible assets	$1,575	$—

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business, basis of presentation, COVID-19 update, and CARES Act

Description of the Business

Orthofix Medical Inc., together with its subsidiaries (the “Company” or “Orthofix”), is a global medical device company focused on musculoskeletal products and therapies. The Company’s mission is to deliver innovative, quality-driven solutions while partnering with health care professionals on improving patients’ lives. Headquartered in Lewisville, Texas, Orthofix’s spine and orthopedic extremities products are distributed in more than 70 countries via the Company's sales representatives and distributors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2019. Operating results for three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2020.

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

COVID-19 Update

The global Coronavirus Disease 2019 ("COVID-19") pandemic has significantly affected the Company’s patients, communities, employees and business operations. The pandemic has led to the cancellation or deferral of elective surgeries and procedures within certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of certain businesses. In addition, broad economic factors resulting from the pandemic, including increased unemployment rates and reduced consumer spending, are affecting the Company’s patients and partners. These circumstances have negatively affected the Company’s net sales, particularly during the period from March 2020 through May 2020, when elective surgery restrictions were most pronounced, though these effects remain ongoing in certain geographical areas. However, the Company remains focused on protecting the health and wellbeing of its employees, partners, patients, and the communities in which it operates while assuring the continuity of its business operations.

The Company's condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. At this time, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Progress continues to be made on therapeutic treatments and vaccine candidates, though the efficacy and timing of various treatments and vaccines is uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect the Company’s business during the remainder of 2020 and beyond. The expected effects of COVID-19 on the Company’s business will depend on various factors including (i) the magnitude and length of increased case waves during the fall and winter, (ii) the comfort level of patients in returning to clinics and hospitals, (iii) the extent to which localized elective surgery shutdowns occur, (iv) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (v) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

In addition, while the Company has not seen such effects to date, risk remains that COVID-19 could have material negative effects on contractual counterparties, leading to supply chain disruptions or counterparty payment defaults and bankruptcies (including bankruptcies to hospital systems that significantly rely on revenue from elective surgeries).

These matters are also described in Part II, Item 1A of this Form 10-Q under the heading Risk Factors.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the President of the United States signed the CARES Act into federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact to the Company’s income tax benefit reported within the condensed consolidated statements of operations for the nine months ended September 30, 2020.

The CARES Act has provided financial relief to the Company through other various programs, which are each described in further detail below.

In April 2020, the Company received $13.9 million in funds from the Centers for Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program. For discussion of the Company’s accounting for these funds, see Note 11.

The Company also automatically received, as a durable medical equipment provider, without request, $4.7 million in funds from the U.S. Department of Health and Human Services in April 2020 as part of the Provider Relief Fund. Upon review of the qualifying criteria required to retain the funding, which primarily relate to lost revenues or the incurrence of expenses attributable to COVID-19, it was determined that the Company met the criteria to retain the funds received. During the quarter ended June 30, 2020, the Company recognized other income of $4.7 million related to this in-substance grant.

In addition, as part of the CARES Act, the Company is permitted to defer all employer social security payroll tax payments for the remainder of the 2020 calendar year, such that 50% of the taxes is deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of September 30, 2020, the Company has deferred $2.2 million associated with this program, all of which is classified within other long-term liabilities.

2. Recently adopted accounting standards and recently issued accounting pronouncements

Adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and Subsequent Amendments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 (which was then further clarified in subsequent ASUs), which requires that credit losses for certain types of financial instruments, including trade accounts receivable, be estimated based on expected credit losses among other changes. Effective January 1, 2020, the Company adopted ASU 2016-13 using a modified retrospective approach. Therefore, results for reporting periods after January 1, 2020 are presented under Topic 326, while prior period amounts are not adjusted and continue to be reported in accordance with the historical accounting guidance. See Note 11 for additional discussion of the Company’s adoption of Topic 326 and its resulting accounting policies.

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
Simplifying the accounting for income taxes (ASU 2019-12)

Reduces the complexity of accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, Income Taxes. Additionally, the ASU simplifies U.S. GAAP by amending the requirements related to the accounting for "hybrid" tax regimes and also adding the requirement to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination and when it should be considered a separate transaction. Certain of the provisions are to be applied retrospectively with other provisions applied prospectively.

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

(U.S. Dollars, in thousands)	Preliminary Acquisition Date Fair Value	Balance Sheet Classification	Assigned Useful Life
Assets acquired
Inventories	$528	Inventories
Developed technology	4,500	Intangible assets, net	8 years
Customer relationships	800	Intangible assets, net	15 years
Trade name	600	Intangible assets, net	15 years
In-process research and development ("IPR&D")	300	Intangible assets, net	Indefinite
Total identifiable assets acquired	6,728
Goodwill	11,272
Total fair value of consideration transferred	$18,000

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

The Company did not recognize significant acquisition-related costs during the three months ended September 30, 2020 and 2019 and recorded $0.4 million and $0.3 million of acquisition related costs during the nine months ended September 30, 2020 and 2019, respectively. These costs are included in the condensed consolidated statements of operations within general and administrative expenses. Additionally, the Company recognized $0.8 million and $1.0 million in revenues related to the FITBONE product line during the three and nine months ended September 30, 2020.

Distributor Acquisition

In July 2020, the Company, through a wholly owned subsidiary, entered into an agreement to acquire certain assets of a medical device distributor. The Company agreed to pay consideration of up to $7.6 million in accordance with the parties’ agreement. The following table summarizes the fair values of assets acquired and of consideration paid:

(U.S. Dollars, in thousands)	Fair Value	Balance Sheet Classification	Assigned Useful Life
Fair Value of Consideration Transferred
Cash paid or payable	$7,200
Contingent consideration	375
Total fair value of consideration transferred	$7,575

Fair value of assets acquired
Customer relationships	$7,340	Intangible assets, net	5 years
Assembled workforce	235	Intangible assets, net	5 years
Total fair value of assets acquired	$7,575

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	September 30, 2020	December 31, 2019
Raw materials	$7,779	$9,587
Work-in-process	12,050	14,027
Finished products	26,384	20,712
Field/consignment	36,646	38,071
Inventories	$82,859	$82,397

5. Leases

A summary of the Company’s lease portfolio as of September 30, 2020 and December 31, 2019 is presented in the table below:
(U.S. Dollars, in thousands)	Classification	September 30, 2020	December 31, 2019
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$4,972	$5,798
Finance leases	Property, plant and equipment, net	21,001	20,207
Total ROU assets		25,973	26,005

Lease Liabilities
Current
Operating leases	Other current liabilities	1,999	1,875
Finance leases	Current portion of finance lease liability	498	323
Long-term
Operating leases	Other long-term liabilities	3,166	4,084
Finance leases	Long-term portion of finance lease liability	22,463	20,648
Total lease liabilities		$28,126	$26,930

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,170	$3,037
Operating cash flows from finance leases	458	687
Financing cash flows from finance leases	204	276
ROU assets obtained in exchange for lease obligations
Operating leases	619	598
Finance leases	1,949	21,179

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

6.  Other current liabilities

In December 2019, the Company approved and initiated a targeted restructuring plan in the U.S. to streamline costs and to better align talent with the Company’s strategic initiatives. The plan consists primarily of the realignment of certain personnel, representing a limited number of positions, which require severance payments. As of December 31, 2019, the Company recorded a liability of $3.2 million in connection with this activity, all of which was recognized in 2019 within general and administrative expenses. During the three and nine months ended September 30, 2020, the Company recorded additional accruals of $1.1 million and $2.5 million, respectively, associated with these activities. Payments were made during the three and nine months ended September 30, 2020 totaling $1.1 million and $2.1 million, respectively. As of September 30, 2020, the Company had a liability of $3.7 million associated with the restructuring plan.

7. Long-term debt

As a precautionary measure to increase the Company’s cash position and preserve financial flexibility during the uncertainty resulting from the COVID-19 pandemic, the Company completed a borrowing of $100.0 million under its five year $300 million secured revolving credit facility on April 16, 2020. The Company made payments of $100.0 million in the third quarter of 2020 to fully pay down the outstanding balance. As of September 30, 2020, the Company had no borrowings outstanding under the secured revolving credit facility and was in compliance with all required financial covenants.

In addition, the Company had no borrowings on its €5.5 million ($6.4 million) available lines of credit in Italy as of September 30, 2020.

8. Fair value measurements and investments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	September 30, 2020				December 31, 2019
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Bone Biologics equity securities	$—	$—	$—	$—	$219
Total	$—	$—	$—	$—	$219
Liabilities
Spinal Kinetics contingent consideration	$—	$—	$(35,100)	$(35,100)	$(42,700)
Other contingent consideration	$—	$—	$(375)	$(375)	$—
Deferred compensation plan	—	(1,366)	—	(1,366)	(1,255)
Total	$—	$(1,366)	$(35,475)	$(36,841)	$(43,955)

Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The Spinal Kinetics contingent consideration consists of potential future milestone payments of up to $60.0 million in cash. The milestone payments included (i) $15.0 million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. Milestones must be achieved within five years of April 30, 2018 to trigger applicable payments. In February 2019, the FDA Milestone was achieved and paid.

The estimated fair value of the remaining Spinal Kinetics contingent consideration was $35.1 million as of September 30, 2020. The estimated fair value reflects assumptions made by management as of September 30, 2020, including the impact of COVID-19 on significant unobservable assumptions, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, the impact of COVID-19 on the Company’s business remains uncertain and difficult to predict. As information surrounding the pandemic is continuing to evolve, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration. At September 30, 2020, the Company has classified $14.7 million of the liability attributable to the revenue-based milestone within other current liabilities, as the Company currently expects to pay one of the revenue-based milestones in the next twelve months, and the remaining $20.4 million within other long-term liabilities. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2020	2019
Spinal Kinetics contingent consideration estimated fair value at January 1	$42,700	$28,560
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	(7,600)	28,140
Payment made	—	(15,000)
Spinal Kinetics contingent consideration estimated fair value at September 30	$35,100	$41,700

The $7.6 million decrease in fair value in 2020 is primarily attributable to a change in management’s forecast of future net sales of artificial discs because of uncertainty in the market and the economy attributable to COVID-19.

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

The following table provides a range of key assumptions used within the valuation as of September 30, 2020.

(U.S. Dollars, in thousands)	Fair Value as of September 30, 2020	Valuation Technique	Unobservable inputs	Range
Spinal Kinetics contingent consideration	$35,100	Discounted cash flow	Revenue discount rate	7.41% - 7.49%
			Payment discount rate	4.33% - 4.40%
			Projected year of payment	2021 - 2022

Other contingent consideration is attributable to an agreement closed in the third quarter of 2020 to acquire certain assets of a medical device distributor as a portion of the consideration is based upon meeting certain revenue-based targets.

eNeura Debt Security and Warrant

Until October of 2019, the Company held a debt security and a related warrant to purchase common stock of eNeura, Inc. (“eNeura”), a privately held medical technology company that is developing devices for the treatment of migraines. On October 25, 2019, the Company and eNeura settled the debt security for a $4.0 million cash payment and agreed to transfer the warrant to eNeura as part of such settlement. As such, at September 30, 2019, the Company determined the Restructured Debt Security and Warrant were impaired and adjusted the carrying value of the Restructured Debt Security to $4.0 million, its settlement value, by recording a net other-than-temporary impairment of $6.5 million in other expense, net, which includes a reclassification of the related unrealized gains included in accumulated other comprehensive income of $5.2 million.

The following table provides a reconciliation of the beginning and ending balances for the eNeura debt security and warrant measured and reflected in the condensed consolidated balance sheets at fair value using significant unobservable inputs (Level 3) prior to the settlement discussed above:

(U.S. Dollars, in thousands)	2020	2019
eNeura debt security and Warrant at January 1	$—	$17,820
Gains or losses recorded for the period
Recognized in other comprehensive income (loss)	—	(2,593)
Change in classification of debt security to held to maturity	—	(15,227)
Issuance of Warrant as consideration for prior extension of debt maturity date	—	491
Impairment of warrant	—	(491)
eNeura debt security and Warrant at September 30	$—	$—

9. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. This healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and recorded expense of $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company has accrued $6.3 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of September 30, 2020) of the Company’s cash in Brazil was frozen upon request to satisfy a judgment. Although the Company is appealing the judgment, this cash has been reclassified to restricted cash. As of September 30, 2020, the Company has an accrual of $1.3 million related to this matter.

10. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(3,039)	$(3,039)
Other comprehensive income	2,048	2,048
Income taxes	—	—
Balance at September 30, 2020	$(991)	$(991)

11. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Extremities. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants and Biologics.

The tables below presents net sales by major product category by reporting segment:

	Three Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	Change
Bone Growth Therapies	$47,066	$48,836	-3.6%
Spinal Implants	25,505	22,947	11.1%
Biologics	15,245	16,308	-6.5%
Global Spine	87,816	88,091	-0.3%
Global Extremities	23,169	25,408	-8.8%
Net sales	$110,985	$113,499	-2.2%

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	Change
Bone Growth Therapies	$120,888	$146,228	-17.3%
Spinal Implants	67,025	69,076	-3.0%
Biologics	40,319	48,784	-17.4%
Global Spine	228,232	264,088	-13.6%
Global Extremities	60,711	74,373	-18.4%
Net sales	$288,943	$338,461	-14.6%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Product sales	$96,305	$97,833	$250,161	$291,632
Marketing service fees	14,680	15,666	38,782	46,829
Net sales	$110,985	$113,499	$288,943	$338,461

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

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivable, the aging of outstanding receivables, as well as the historical collections, write-offs, and payor reimbursement experience over the estimated contractual lives of such receivables, are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for expected credit losses and contractual allowances. Revisions in allowances for expected credit loss estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. These estimates are periodically tested against actual collection experience. In addition, the Company analyzes its receivables by geography and by customer type, where appropriate, in developing estimates for expected credit losses.

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and nine months ended September 30, 2020:

(U.S. Dollars, in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Allowance for expected credit losses beginning balance	$6,364	$3,987
Impact of adoption of ASU 2016-13	—	1,120
Current period provision (recovery) for expected credit losses	(619)	945
Writeoffs charged against the allowance and other	(309)	(647)
Effect of changes in foreign exchange rates	88	119
Allowance for expected credit losses ending balance	$5,524	$5,524

Contract Liabilities

The Company’s contract liabilities largely relate to a prepayment of $13.9 million received in April 2020 from the CMS as part of the Accelerated and Advance Payment Program of the CARES Act intended to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic.

On October 1, 2020, the President of the United States signed the “Continuing Appropriations Act, 2021 and Other Extensions Act,” which relaxed a number of the Medicare Accelerated and Advance Payment Programs recoupment terms for providers and suppliers that received funds from the program. Under these new terms, recoupment will be delayed until one year after payment was issued. After that first year, Medicare will automatically recoup 25% of Medicare payments otherwise owed to the provider or supplier for 11 months. At the end of the 11-month period, recoupment will increase to 50% for another 6 months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid.

As of September 30, 2020, the Company has classified $6.9 million of this contract liability within other current liabilities and $6.9 million within other long-term liabilities based upon the Company’s estimates of when such funds will be recouped. The Company did not recognize any net sales during the three and nine months ended September 30, 2020, respectively, attributable to the satisfaction of performance obligations related to the CMS prepayment.

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of Orthofix products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $2.3 million and $3.7 million as of September 30, 2020, and December 31, 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Global Spine	$19,960	$(6,033)	$38,670	$21,065
Global Extremities	1,258	1,229	(3,995)	3,806
Corporate	(6,196)	(15,949)	(16,259)	(38,356)
Total EBITDA	$15,022	$(20,753)	$18,416	$(13,485)
Depreciation and amortization	(9,030)	(6,275)	(22,299)	(18,180)
Interest income (expense), net	(731)	186	(2,055)	386
Income (loss) before income taxes	$5,261	$(26,842)	$(5,938)	$(31,279)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Global Spine
U.S.	$83,477	$82,816	$215,819	$246,943
International	4,339	5,275	12,413	$17,145
Total Global Spine	87,816	88,091	228,232	264,088

Global Extremities
U.S.	6,356	6,636	16,439	20,078
International	16,813	18,772	44,272	54,295
Total Global Extremities	23,169	25,408	60,711	74,373

Consolidated
U.S.	89,833	89,452	232,258	267,021
International	21,152	24,047	56,685	71,440
Net sales	$110,985	$113,499	$288,943	$338,461

13. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of amortization related to intangible assets acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Changes in fair value of contingent consideration	$(700)	$22,270	$(7,600)	$28,140
Amortization of acquired intangibles	1,838	1,338	4,834	3,733
Total	$1,138	$23,608	$(2,766)	$31,873

14. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Cost of sales	$149	$169	$535	$536
Sales and marketing	668	583	2,897	1,885
General and administrative	2,770	4,760	7,939	13,888
Research and development	254	332	1,028	1,069
Total	$3,841	$5,844	$12,399	$17,378

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Stock options	$786	$599	$1,840	$3,637
Time-based restricted stock awards and units	1,632	3,805	6,804	8,462
Market-based restricted stock units	1,049	1,092	2,529	4,015
Stock purchase plan	374	348	1,226	1,264
Total	$3,841	$5,844	$12,399	$17,378

During the three months ended September 30, 2020 and 2019, the Company issued 58,357 and 43,603 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the nine months ended September 30, 2020 and 2019, the Company issued 244,801 and 295,496 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

15. Income taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items.  As a result, the Company’s interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.

For the three months ended September 30, 2020 and 2019, the effective tax rate was 11.5% and (50.9)%, respectively. For the nine months ended September 30, 2020 and 2019, the effective tax rate was 300.3% and (28.4)%, respectively. The primary factors affecting the Company’s effective tax rate for the three and nine months ended September 30, 2020, were statute expirations related to unrecognized tax benefits, financial deductions not recognized for tax purposes, limits on executive compensation, and reversal of tax benefits related to certain performance stock units forfeited in the current year. The financial deductions not recognized for tax purposes are primarily related to the remeasurement of contingent consideration.

The CARES Act, among other things, includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As of September 30, 2020, the Company does not expect a significant impact to its income tax expense (benefit) for fiscal year 2020 as a result of the CARES Act.

During the three and nine months ended September 30, 2020, the Company recognized a net benefit of less than $0.1 million and $17.8 million, respectively, related to uncertain tax benefits. The net benefit resulted from expired statute of limitations related to certain unrecognized tax benefits. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $0.1 million to $0.6 million as audits close and statutes expire.

16. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three and nine months ended September 30, 2020, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares-basic	19,335,718	18,957,876	19,217,057	18,847,728
Effect of dilutive securities
Unexercised stock options and stock purchase plan	10,607	—	41,701	—
Unvested restricted stock awards and units	52,242	—	60,544	—
Weighted average common shares-diluted	19,398,567	18,957,876	19,319,302	18,847,728

There were 1,771,113 and 1,814,544 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the three months ended September 30, 2020 and 2019, respectively, and 1,527,735 and 1,880,423 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the nine months ended September 30, 2020 and 2019, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock awards and units, all necessary conditions had not been satisfied by the end of the respective period.

17. Subsequent Events

Neo Medical SA

On October 1, 2020, the Company and Neo Medical SA, a privately held Swiss-based company developing a new generation of products for spinal surgery (“Neo Medical”), entered into a partnership that includes a co-development agreement covering the parties’ joint development of single use instruments for cervical spine procedures, and a distribution agreement under which Orthofix will exclusively distribute Neo Medical’s thoracolumbar procedure solutions to certain U.S. customer accounts.

Separately, the Company also purchased shares of Neo Medical’s preferred stock for consideration of $5.0 million and entered into a Convertible Loan Agreement pursuant to which Orthofix loaned Neo Medical CHF 4.6 million (the “Convertible Loan”). The loan bears interest at 8.0%, with interest due semi-annually. At each interest payment date, the borrower may elect to capitalize any interest due to the then outstanding principal balance of the loan. The Convertible Loan matures on October 1, 2024, provided that if a change in control of Neo Medical occurs prior to the maturity date, the Convertible Loan shall become immediately due upon such event.

The Convertible Loan may be convertible by either party into shares of Neo Medical’s preferred stock. The price per share at which the loan converts is dependent upon i) the party electing conversion and ii) Neo Medical’s price per share in its most recent fundraising activities at the time of conversion, as specified within the agreement.

In relation to the purchased equity shares, the Company was required to pay the requisite funds into a blocked capital increase account administered by a third party on September 30, 2020, prior to the closing of the transaction. This amount is classified within other long-term assets as of September 30, 2020.

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

Executive Summary

We are a global medical device company focused on musculoskeletal products and therapies. Our mission is deliver innovative, quality-driven solutions as we partner with health care professionals on improving patients’ lives. Headquartered in Lewisville, Texas, our spine and orthopedic extremities products are distributed in more than 70 countries via our sales representatives and distributors.

Notable financial metrics and achievements in the third quarter of 2020 include the following:

•	Net sales of $111.0 million, an increase of 52% sequentially and within 2% of our 2019 performance
•	US Spinal Implants third quarter net sales increased 19% over the prior year
•	Motion Preservation sales in the U.S. of $5.2 million, an increase of 44% sequentially and over 400% over prior year
•	Entered into a $10.0 million investment and co-development agreement with Neo Medical SA

COVID-19 Update and Outlook

The global COVID-19 pandemic has significantly affected our patients, communities, employees and business operations. The pandemic has led to the cancellation or deferral of elective surgeries and procedures with certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of businesses. In addition, broad economic factors resulting from the pandemic, including increased unemployment rates and reduced consumer spending, are affecting our patients and partners. These circumstances have negatively affected the sales of our products, particularly during the period from March 2020 through May 2020 when elective surgery restrictions were most pronounced, though these effects remain ongoing in certain geographical areas. However, we remain focused on protecting the health and wellbeing of our employees, partners, patients, and the communities in which we operate while assuring the continuity of our business operations.

At this time, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Progress continues to be made on therapeutic treatments and vaccine candidates, though the efficacy and timing of various treatments and vaccines is uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during the remainder of 2020 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude and length of increased case waves during the fall and winter, (ii) the comfort level of patients in returning to clinics and hospitals, (iii) the extent to which localized elective surgery shutdowns occur, (iv) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (v) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

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

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations and comprehensive income (loss) as a percent of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 (%)	2019 (%)	2020 (%)	2019 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	23.6	21.9	25.2	22.0
Gross profit	76.4	78.1	74.8	78.0
Sales and marketing	47.7	48.3	52.2	48.9
General and administrative	14.9	18.6	17.1	18.8
Research and development	9.0	7.0	9.9	7.7
Acquisition-related amortization and remeasurement	1.0	20.8	(0.9)	9.4
Operating income (loss)	3.8	(16.6)	(3.5)	(6.8)
Net income (loss)	4.2	(35.7)	4.1	(11.9)

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended September 30,		Percentage Change
(U.S. Dollars, in thousands)	2020	2019	Reported	Constant Currency
Bone Growth Therapies	$47,066	$48,836	-3.6%	-3.6%
Spinal Implants	25,505	22,947	11.1%	10.7%
Biologics	15,245	16,308	-6.5%	-6.5%
Global Spine	87,816	88,091	-0.3%	-0.4%
Global Extremities	23,169	25,408	-8.8%	-11.5%
Net sales	$110,985	$113,499	-2.2%	-2.9%

	Nine Months Ended September 30,		Percentage Change
(U.S. Dollars, in thousands)	2020	2019	Reported	Constant Currency
Bone Growth Therapies	$120,888	$146,228	-17.3%	-17.3%
Spinal Implants	67,025	69,076	-3.0%	-2.9%
Biologics	40,319	48,784	-17.4%	-17.4%
Global Spine	228,232	264,088	-13.6%	-13.6%
Global Extremities	60,711	74,373	-18.4%	-18.2%
Net sales	$288,943	$338,461	-14.6%	-14.6%

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

Three months ended September 30, 2020 compared to 2019

Net sales decreased $0.3 million or 0.3%

•

Bone Growth Therapies net sales decreased $1.8 million or 3.6%, primarily driven by the disruption caused by COVID-19, which has led to lower order volumes and a longer revenue cycle for these products

•

Spinal Implants net sales increased $2.6 million or 11.1%, as Motion Preservation net sales increased $4.2 million in the U.S. compared to prior year as a result of increases in case volumes and active surgeons, partially offset by a decrease in Spine Fixation net sales, driven by a reduction in elective procedures in both the U.S. and internationally due to COVID-19

•	Biologics net sales decreased $1.1 million or 6.5%, primarily driven by lower procedure volumes as a result of the disruption caused by COVID-19

Nine months ended September 30, 2020 compared to 2019

Net sales decreased $35.9 million or 13.6%

•

Bone Growth Therapies net sales decreased $25.3 million or 17.3%, primarily driven by the disruption caused by COVID-19, which has led to lower order volumes and a longer revenue cycle for these products, particularly due to many patients only being able to be fitted for devices in a virtual or telehealth environment

•

Spinal Implants net sales decreased $2.1 million or 3.0%, primarily driven by the reduction in elective procedures in both the U.S. and internationally due to COVID-19; however, Motion Preservation net sales increased $10.5 million in the U.S. when compared to prior year as a result of increases in case volumes and active surgeons

•	Biologics net sales decreased $8.5 million or 17.4%, primarily driven by lower procedure volumes as a result of the disruption caused by COVID-19

Global Extremities

Global Extremities offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. Global Extremities distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and health providers.

Three months ended September 30, 2020 compared to 2019

Net sales decreased $2.2 million or 8.8%

•	Decrease of $2.9 million, primarily a result of the impact of COVID-19 on procedure volumes
•	Partially offset by an increase of $0.7 million due to the changes in foreign currency exchange rates, which had a positive impact on net sales in the third quarter of 2020

Nine months ended September 30, 2020 compared to 2019

Net sales decreased $13.7 million or 18.4%

•	Decrease of $13.5 million, primarily a result of the impact of COVID-19 on procedure volumes
•	Decrease of $0.1 million due to the changes in foreign currency exchange rates, which had a negative impact on net sales for the year-to-date period in 2020

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Net sales	$110,985	$113,499	(2.2%)	$288,943	$338,461	(14.6%)
Cost of sales	26,243	24,896	5.4%	72,818	74,416	(2.1%)
Gross profit	$84,742	$88,603	(4.4%)	$216,125	$264,045	(18.1%)
Gross margin	76.4%	78.1%	(1.7%)	74.8%	78.0%	-3.2%

Three months ended September 30, 2020 compared to 2019

Gross profit decreased $3.9 million

•	Decrease in gross profit and gross margin primarily related to the recognition of non-cash inventory charges on products due to lower procedure volumes, largely as a result of COVID-19

Nine months ended September 30, 2020 compared to 2019

Gross profit decreased $47.9 million

•	Decrease primarily due to the decline in net sales and lower fixed cost absorption, primarily attributable to COVID-19 and its negative effect on elective procedure volumes
•	Decrease also partially due to the recognition of non-cash inventory charges on products due to lower procedure volumes, largely as a result of COVID-19

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Sales and marketing	$52,926	$54,805	(3.4%)	$150,718	$165,363	(8.9%)
As a percentage of net sales	47.7%	48.3%	(0.6%)	52.2%	48.9%	3.3%

Three months ended September 30, 2020 compared to 2019

Sales and marketing expense decreased $1.9 million

•	Decrease is primarily a result of a shift in the timing of national sales conferences and the leveraging of virtual training and events as a result of the COVID-19 pandemic

Nine months ended September 30, 2020 compared to 2019

Sales and marketing expense decreased $14.6 million

•

Decrease largely attributable to reduced commissions as a result of the decline in net sales, partially offset by commission support provided to our direct sales representatives during the second quarter of 2020

•	Decrease also related to a shift in the timing of national sales conferences and the leveraging of virtual training and events as a result of the COVID-19 pandemic

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
General and administrative	$16,541	$21,090	(21.6%)	$49,453	$63,497	(22.1%)
As a percentage of net sales	14.9%	18.6%	(3.7%)	17.1%	18.8%	(1.7%)

Three months ended September 30, 2020 compared to 2019

General and administrative expense decreased $4.5 million

•

Decrease of $2.0 million attributable to lower succession and transition charges, including acceleration of certain share-based compensation expense, relating to the retirement, transition, or termination of certain executive officers and from targeted restructuring activities

•	Decrease of $1.5 million in expenses associated with lower strategic investments, largely due to diligence and integration costs associated with strategic initiatives
•	Decrease of $1.0 million attributable to lower legal judgments and settlements

Nine months ended September 30, 2020 compared to 2019

General and administrative expense decreased $14.0 million

•	Decrease of $6.3 million in expenses associated with lower strategic investments, largely due to diligence and integration costs associated with strategic initiatives
•

Decrease of $4.3 million attributable to lower succession and transition charges, including acceleration of certain share-based compensation expense, relating to the retirement, transition, or termination of certain executive officers and from targeted restructuring activities

•	Decrease of $1.1 million in lower share-based compensation expense, excluding the impact of succession and transition charges
•	Decrease of $1.0 million attributable to lower legal judgments and settlements

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Research and development	$9,962	$7,982	24.8%	$28,691	$26,191	9.5%
As a percentage of net sales	9.0%	7.0%	2.0%	9.9%	7.7%	2.2%

Three months ended September 30, 2020 compared to 2019

Research and development expense increased $2.0 million

•

Increase primarily the result of our efforts to build out our internal team to support the acceleration of our new product innovation initiative and to comply with recent medical device reporting regulations

•	Increase partially due to product development costs related to future planned organic product launches

Nine months ended September 30, 2020 compared to 2019

Research and development expense increased $2.5 million

•	Increase primarily the result of our efforts to build out our internal team to support the acceleration of our new product innovation initiative
•	Increase of $1.2 million related to costs to comply with recent medical device reporting regulations

Acquisition-related Amortization and Remeasurement

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Acquisition-related amortization and remeasurement	$1,138	$23,608	(95.2%)	$(2,766)	$31,873	(108.7%)
As a percentage of net sales	1.0%	20.8%	(19.8%)	(0.9%)	9.4%	(10.3%)

Acquisition-related amortization and remeasurement consists of amortization related to intangible assets acquired through business combinations or asset acquisitions and the remeasurement of any related contingent consideration arrangement.

Three months ended September 30, 2020 compared to 2019

Acquisition-related amortization and remeasurement decreased $22.5 million

•

Decrease of $23.0 million related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets, primarily attributable to the effects and uncertainty of COVID-19 as it relates to the estimated likelihood and timing of potential milestone payments

•	Partially offset by an increase of $0.5 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions

Nine months ended September 30, 2020 compared to 2019

Acquisition-related amortization and remeasurement decreased $34.6 million

•

Decrease of $35.7 million primarily related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets, primarily attributable to the effects and uncertainty of COVID-19 as it relates to the estimated likelihood and timing of potential milestone payments

•	Partially offset by an increase of $1.1 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions

Non-operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Interest income (expense), net	$(731)	$186	(493.0%)	$(2,055)	$386	(632.4%)
Other income (expense), net	1,817	(8,146)	(122.3%)	6,088	(8,786)	(169.3%)

Three months ended September 30, 2020 compared to 2019

Interest income (expense), net, decreased $0.9 million

•	Decrease of $0.5 million attributable interest income recognized on our investment in eNeura in 2019
•	Decrease of $0.2 million associated with interest expense incurred on our outstanding indebtedness under our secured revolving credit facility

Other income (expense), net, increased $10.0 million

•	Increase of $6.5 million associated with an other-than-temporary impairment on the eNeura debt security during the third quarter of 2019
•

Increase of $3.5 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $1.9 million in the third quarter of 2020 compared to a loss of $1.6 million in the third quarter of 2019

Nine months ended September 30, 2020 compared to 2019

Interest income (expense), net, decreased $2.4 million

•	Decrease of $1.5 million attributable interest income recognized on our investment in eNeura in 2019
•	Decrease of $0.8 million associated with interest expense incurred on our outstanding indebtedness under our secured revolving credit facility

Other income (expense), net, increased $14.9 million

•	Increase of $6.5 million associated with an other-than-temporary impairment on the eNeura debt security during the third quarter of 2019
•

Increase of $4.7 million attributable to funds received from the U.S. Department of Health and Human Services as part of the Provider Relief Fund included within the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

•	Increase of $4.0 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $1.8 million in 2020 compared to a loss of $2.2 million in 2019

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	% Change	2020	2019	% Change
Income tax expense (benefit)	$607	$13,656	(95.6%)	$(17,833)	$8,869	(301.1%)
Effective tax rate	11.5%	(50.9%)	62.4%	300.3%	(28.4%)	328.7%

Three months ended September 30, 2020 compared to 2019

The increase in the effective tax rate compared to the prior year period rate was primarily a result of the following factors:

•	Changes in financial benefits not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Tax detriment related to the settlement of certain stock awards
•	Increase in pre-tax earnings

The primary factors affecting our effective tax rate for the third quarter of 2020 are as follows:

•	Changes in financial deductions not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Tax detriment related to the settlement of certain stock awards

Nine months ended September 30, 2020 compared to 2019

The increase in the effective tax compared to the prior year period rate was primarily a result of the following factors:

•	Changes in financial benefits not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of tax benefits related to certain performance stock units that were forfeited
•	Partially offset by, benefits related to statute expirations for previously unrecognized tax benefits
•	Further offset by decreases in non-deductible executive compensation

The primary factors affecting our effective tax rate for the nine months ended September 30, 2020 are as follows:

•	Statute expirations related to previously unrecognized tax benefits
•	Financial benefits not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of tax benefits related to certain performance stock units that were forfeited
•	Non-deductible executive compensation

Segment Review

Our business is managed through two reporting segments:  Global Spine and Global Extremities. The primary metric used in managing the business by segment is EBITDA (which is described further in Note 12 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein). The following table presents EBITDA by segment and reconciles consolidated EBITDA to income (loss) before income taxes:

Liquidity and Capital Resources

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	2020	2019
Global Spine	$19,960	$(6,033)	$38,670	$21,065
Global Extremities	1,258	1,229	(3,995)	3,806
Corporate	(6,196)	(15,949)	(16,259)	(38,356)
Total EBITDA	$15,022	$(20,753)	$18,416	$(13,485)
Depreciation and amortization	(9,030)	(6,275)	(22,299)	(18,180)
Interest income (expense), net	(731)	186	(2,055)	386
Income (loss) before income taxes	$5,261	$(26,842)	$(5,938)	$(31,279)

Cash, cash equivalents, and restricted cash at September 30, 2020, totaled $80.3 million compared to $70.4 million at December 31, 2019.

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	Change
Net cash from operating activities	$51,981	$20,090	$31,891
Net cash from investing activities	(42,944)	(21,281)	(21,663)
Net cash from financing activities	583	(12,610)	13,193
Effect of exchange rate changes on cash	277	(885)	1,162
Net change in cash, cash equivalents and restricted cash	$9,897	$(14,686)	$24,583

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2020	2019	Change
Net cash from operating activities	$51,981	$20,090	$31,891
Capital expenditures	(12,704)	(14,881)	2,177
Free cash flow	$39,277	$5,209	$34,068

Operating Activities

Cash flows from operating activities increased $31.9 million

•	Increase in net income of $52.0 million
•

Net decrease of $43.5 million in non-cash gains and losses, largely related to changes in fair value of contingent consideration, share-based compensation expense, and losses on valuation of investment securities

•

Net increase of $23.3 million relating to changes in working capital accounts, primarily attributable to changes in accounts receivable, a $13.9 million prepayment received under the Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program, inventories, and other current and long-term assets and liabilities, which included the expiration of statute of limitations related to certain unrecognized tax benefits in the first quarter of 2020

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 61 days at September 30, 2020 compared to 65 days at September 30, 2019, with much of this decrease attributable to a decrease in net sales as a result of COVID-19, coupled with continued collections on accounts receivable. Inventory turns remained consistent at 1.2 times as of September 30, 2020 and 2019.

Investing Activities

Cash flows from investing activities decreased $21.7 million

•	Decrease of $18.0 million associated with cash paid in March 2020 to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones
•	Decrease of $5.0 million associated with our purchase of preferred stock of Neo Medical SA in 2020
•	Partially offset by a decrease in capital expenditures of $2.2 million

Financing Activities

Cash flows from financing activities increased $13.2 million

•

Increase of $13.7 million associated with the payment of the Spinal Kinetics FDA Milestone during the first quarter of 2019, which represented the acquisition-date fair value attributable to the FDA Milestone liability originally recognized

•	Decrease in net proceeds of $0.7 million from the issuance of common shares

Credit Facilities

In the third quarter, we repaid $100.0 million of outstanding principal under our five year $300 million secured revolving credit facility, which was originally borrowed in the second quarter. Therefore, as of September 30, 2020, we had no borrowings outstanding under the secured revolving credit facility. In addition, we had no borrowings outstanding under on our €5.5 million ($6.4 million) available lines of credit in Italy. We were in compliance with all required financial covenants as of September 30, 2020.

Other

For information regarding Contingencies, see Note 9 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Impact of COVID-19 and the CARES Act on Liquidity and Capital Resources

In April 2020, as precautionary measures to increase our cash position and preserve financial flexibility in response to the uncertainty from the COVID-19 pandemic, we (i) completed a borrowing of $100.0 million under our secured revolving credit facility (which was subsequently repaid in full in the third quarter of 2020), (ii) instituted temporary salary reductions for U.S. employees and the Board of Directors, which were in effect for two months during the second quarter of 2020, (iii) suspended the 401(k) match program through the remainder of fiscal year 2020, and (iv) initiated organizational travel restrictions and a temporary reduction in new hiring.

On March 27, 2020, the CARES Act was signed into U.S. federal law, which provided emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic.

In April 2020, we received $13.9 million in funds from the CMS Accelerated and Advance Payment Program to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. On October 1, 2020, the President of the United States signed the “Continuing Appropriations Act, 2021 and Other Extensions Act,” which relaxed previously existing recoupment terms for providers and suppliers that received funds from the program. Under these new terms, recoupment will be delayed until one year after payment was issued. After that first year, Medicare will automatically recoup 25% of Medicare payments otherwise owed to the provider or supplier for 11 months. At the end of the 11-month period, recoupment will increase to 50% for another 6 months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, our outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid.

In addition, in April 2020, we automatically received, without request, $4.7 million in funds from the U.S. Department of Health and Human Services as part of the Provider Relief Fund. Upon review of the qualifying criteria required to retain the funding, which primarily relate to lost revenues or the incurrence of expenses attributable to COVID-19, it was determined that we met the criteria to retain the funds received.

Further, as part of the CARES Act, we are permitted to defer all employer social security payroll tax payments for the remainder of the 2020 calendar year, such that 50% of the taxes is deferred until December 31, 2021, with the remaining 50% deferred until

December 31, 2022. As of September 30, 2020, we have deferred $2.2 million associated with this program.

Given the various uncertainties attributable to the COVID-19 pandemic that remain, both in the U.S. and in other markets, our liquidity may be impacted in the future by the potential of continued decreases in elective surgical procedures, delays in payments from customers, facility closures, or other reasons related to the COVID-19 pandemic. As of the date of issuance of these condensed consolidated financial statements, the extent to which COVID-19 is likely to materially impact our liquidity in the future remains uncertain.

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

The remaining milestone payments are comprised of revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement as of September 30, 2020 was $35.1 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration (though not greater than $45.0 million). As of September 30, 2020, we classified $14.7 million of the liability attributable to the revenue-based milestone within other current liabilities, as we expect to pay one of the revenue-based milestones in the next twelve months, and the remaining $20.4 million within other long-term liabilities. For additional discussion of this matter, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Other Acquisitions

In July 2020, we entered into an agreement to acquire certain assets of a medical device distributor. We have agreed to pay consideration of up to $7.6 million in accordance with the parties’ agreement. As of September 30, 2020, we have paid $6.1 million per this agreement.

Neo Medical Investment and Convertible Loan

On October 1, 2020, we entered into a partnership with Neo Medical SA, a privately held Swiss-based Medtech company (“Neo Medical”), that includes a co-development agreement covering the parties’ joint development of single use instruments for cervical spine procedures, and a distribution agreement under which Orthofix will exclusively distribute Neo Medical’s thoracolumbar procedure solutions to certain U.S. customer accounts.

Separately, we also purchased shares of Neo Medical’s preferred stock for consideration of $5.0 million and entered into a Convertible Loan Agreement, whereby we loaned CHF 4.6 million to Neo Medical (the “Convertible Loan”). The loan bears interest at 8.0%, with interest due semi-annually. The Convertible Loan matures in October 2024, provided that if a change in control of Neo Medical occurs prior to maturity, the Convertible Loan shall become immediately due upon such event.

The Convertible Loan may be convertible by either party into shares of Neo Medical’s preferred stock. The price per share at which the loan converts is dependent upon i) the party electing conversion and ii) Neo Medical’s price per share in its most recent fundraising activities at the time of conversion, as specified within the agreement.

In relation to the purchased equity shares, the Company was required to pay the requisite funds into a blocked capital increase account administered by a third party on September 30, 2020, prior to the closing of the transaction. This amount is classified within other long-term assets as of September 30, 2020.

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of September 30, 2020) of our cash in Brazil was frozen upon request to satisfy a judgment. Although we are appealing the judgment, this cash has been reclassified to restricted cash.

For additional discussion regarding these matters, see Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivable, the aging of outstanding receivables, as well as the historical collections, write-offs, and payor reimbursement experience over the estimated contractual lives of such receivables, are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for expected credit losses and contractual allowances. Revisions in allowances for expected credit loss estimates are recorded as an adjustment to bad debt expense within sales and marketing expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. These estimates are periodically tested against actual collection experience. In addition, we analyze our receivables by geography and by customer type, where appropriate, in developing estimates for expected credit losses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Item 1A. Risk Factors

The following risk factors supplement and should be read in conjunction with those contained in the risk factors disclosed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020.

The novel coronavirus pandemic has materially affected our business in 2020 and is likely to cause further unpredictable effects during the remainder of 2020 and beyond

The novel coronavirus discovered in late 2019, and the disease it causes known as COVID-19, has caused significant affects to our business in 2020, and is likely to cause significant effects during the remainder of 2020 and into 2021. For Orthofix, the most significant effect to date on our business has been a significant reduction in elective surgery procedure volumes, which represent the majority of procedures in which our products are used. This reduction in procedure volumes began suddenly in March 2020 when shelter in place and social distancing instructions were instituted in the U.S. and many of our other sales markets, and caused a pronounced reduction in revenue during April 2020 and May 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, this reduction in procedure volumes dissipated during June 2020 and July 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog. At the present time, volumes have rebounded significantly, though there residual reductions in demand continue.

The future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Within the U.S., case counts appear to be increasing throughout much of the country as cold weather increases. Similarly, a recent surge of cases has occurred in Europe, and several countries have begun reinstituting lockdown measures. However, less cases appear to be progressing to severe disease than earlier in the year, and progress continues to be made on therapeutic treatments and vaccine candidates, though the efficacy and timing of various treatments and vaccines remains uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will continue to affect our business during the remainder of 2020 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude and length of increased case waves during the fall and winter, (ii) the comfort level of patients in returning to clinics and hospitals, (iii) the extent to which localized elective surgery shutdowns occur, (iv) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (v) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

During the second and third quarters of 2020, we focused on making our facilities safe given updated COVID-19 public health guidelines, and we believe that our employee workforce has done excellent work in adapting to the new environment. In particular, we have been able to continue our manufacturing activities to keep pace with customer orders. However, given the potential for further shelter in place orders in our largest manufacturing and operational centers (particularly, Lewisville, Texas and Verona, Italy), there remains a risk that a significant localized surge in the virus could cause disruption to our manufacturing, distribution, administrative and other business operations (including downtime at our manufacturing facilities and the interruption of the production of our products).

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

An FDA panel recently recommended that bone growth stimulator devices be reclassified by the FDA from Class III to Class II devices, which could increase future competition for us in this product category and negatively affect our future sales of such products.

We have the market-leading bone growth stimulation platform with the only cervical spinal indication granted by the U.S. Food and Drug Administration (the "FDA"), and the only mobile device app accessory designed to help patients adhere to their prescriptions and improve their clinical outcomes, STIM onTrack™ 2.1. We also are investing in investigational device exemption (“IDE”) studies to expand indications for use in areas such as rotator cuff tears. Our bone growth therapy products currently are designated as Class III devices. Class III devices are subject to the FDA’s most rigorous pathway to approval for medical devices in the U.S. The FDA may change classification of a device only if the proposed new class has sufficient regulatory controls to provide reasonable assurances of safety and effectiveness.

In September 2020, the FDA’s Orthopaedic and Rehabilitation Devices Panel recommended that bone growth stimulator devices be reclassified from Class III to Class II devices with “special controls” to ensure patient safety and therapy efficacy. These proposed special controls include the condition that such devices be subject to rigorous clinical studies and post market surveillance for any new products. This would be in addition to other special controls and the Class II general requirement that any new products show “substantial equivalence” to already-cleared or approved devices.

We believe that the panel’s recommendation correctly recognizes the importance of premarket approval (PMA)-like clinical data for these devices, so that manufacturers continue to be required to submit robust clinical data under the approval or clearance process to ensure the safety and efficacy of these devices for patients. We, along with other bone growth stimulation manufacturers, submitted comments in response to the FDA’s proposed rulemaking to underscore the panel’s recommendation of the need for robust clinical data prior to approval or clearance of bone growth stimulator products, together with post market surveillance requirements.

In the long-term, the recommended reclassification could enhance the ability of competitors to enter the market if they are able to create technologies with comparable efficacy to our devices, which could result in our products facing additional competition, thereby negatively affecting our future sales of these products.

We have provided $10 million in investments and loans to a privately-held company in Switzerland and may not be able to recoup our investment.

In October 2020, we entered into agreements with Neo Medical SA, a privately-held Swiss-based medical technology company developing a new generation of products for spinal surgery (“Neo Medical”). Our collaboration with Neo Medical focuses on co-developing with them a cervical platform and deploying single-use, sterile-packed procedure solutions designed to increase operating room efficiencies, reduce procedural times and costs, improve patient outcomes through novel device designs and techniques, and reduce infection rates. These instruments are designed surgical settings including acute care hospitals, outpatient hospitals and also ambulatory surgery centers. Under our agreements with Neo Medical, we will also exclusively distribute Neo Medical’s thoracolumbar procedure solutions to certain U.S. accounts.

In connection with these arrangements, we purchased $5 million of Neo Medical’s preferred stock, and loaned $5 million to Neo Medical pursuant to a convertible loan agreement. The loan, which is denominated in Swiss Francs and accrues interest at an annual rate of 8%, is convertible by either party into additional shares of Neo Medical’s preferred stock. If not otherwise converted to preferred stock in the interim, the loan and all accrued interest become due and payable in October 2024.

Neo Medical is using the proceeds of our preferred stock purchase and loan to fund its ongoing operations. However, no assurance can be made that Neo Medical’s business ultimately will be successful. As such, we could ultimately be unable to recoup any value for the preferred stock that we purchased, and unable to recoup the amount of our loan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the third quarter of 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

10.1

Consulting Agreement, dated July 4, 2020, between Michael Finegan and Orthofix Medical Inc. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020 and incorporated herein by reference).

10.2*	Change in Control and Severance Agreement, dated September 11, 2020, between Paul Gonsalves and Orthofix Medical Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: November 5, 2020	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: November 5, 2020	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer