Form 10-Q
period 2021-03-31
Orthofix Medical Inc.
filed 2021-04-30
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 26, 2021, 19,558,752 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	OFIX	Nasdaq Global Select Market

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. Forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors; Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and elsewhere throughout the Annual Report on Form 10-K for the year ended December 31, 2020, and in any other documents incorporated by reference. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$94,569	$96,291
Restricted cash	488	530
Accounts receivable, net of allowances of $4,506 and $4,848, respectively	69,680	72,423
Inventories	84,180	84,635
Prepaid expenses and other current assets	14,434	16,500
Total current assets	263,351	270,379
Property, plant, and equipment, net	62,467	63,613
Intangible assets, net	57,634	60,517
Goodwill	83,513	84,018
Deferred income taxes	26,140	25,042
Other long-term assets	20,769	22,292
Total assets	$513,874	$525,861
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$21,056	$23,118
Current portion of finance lease liability	2,514	510
Other current liabilities	75,491	80,271
Total current liabilities	99,061	103,899
Long-term portion of finance lease liability	20,283	22,338
Other long-term liabilities	39,712	42,760
Total liabilities	159,056	168,997
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,474,384 and 19,423,874 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,947	1,942
Additional paid-in capital	297,629	292,291
Retained earnings	53,563	59,379
Accumulated other comprehensive income	1,679	3,252
Total shareholders’ equity	354,818	356,864
Total liabilities and shareholders’ equity	$513,874	$525,861

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2021	2020
Net sales	$105,593	$104,823
Cost of sales	25,914	23,409
Gross profit	79,679	81,414
Sales and marketing	50,785	54,313
General and administrative	16,444	17,865
Research and development	10,897	9,964
Acquisition-related amortization and remeasurement (Note 12)	4,469	(7,582)
Operating income (loss)	(2,916)	6,854
Interest expense, net	(417)	(423)
Other expense, net	(2,690)	(798)
Income (loss) before income taxes	(6,023)	5,633
Income tax benefit	207	20,032
Net income (loss)	$(5,816)	$25,665

Net income (loss) per common share:
Basic	$(0.30)	$1.33
Diluted	(0.30)	1.32
Weighted average number of common shares:
Basic	19,526,872	19,143,934
Diluted	19,526,872	19,299,820

Other comprehensive loss, before tax
Unrealized loss on debt securities	(726)	—
Currency translation adjustment	(1,027)	(1,711)
Other comprehensive loss before tax	(1,753)	(1,711)
Income tax related to other comprehensive loss	180	—
Other comprehensive loss, net of tax	(1,573)	(1,711)
Comprehensive income (loss)	$(7,389)	$23,954

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2020	19,423,874	$1,942	$292,291	$59,379	$3,252	$356,864
Net loss	—	—	—	(5,816)	—	(5,816)
Other comprehensive loss, net of tax	—	—	—	—	(1,573)	(1,573)
Share-based compensation	—	—	3,721	—	—	3,721
Common shares issued, net	50,510	5	1,617	—	—	1,622
At March 31, 2021	19,474,384	$1,947	$297,629	$53,563	$1,679	$354,818

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2019	19,022,619	$1,902	$271,019	$57,749	$(3,039)	$327,631
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	(887)	—	(887)
Net income	—	—	—	25,665	—	25,665
Other comprehensive loss, net of tax	—	—	—	—	(1,711)	(1,711)
Share-based compensation	—	—	3,859	—	—	3,859
Common shares issued, net	33,559	4	808	—	—	812
At March 31, 2020	19,056,178	$1,906	$275,686	$82,527	$(4,750)	$355,369

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(5,816)	$25,665
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	7,443	6,327
Amortization of operating lease assets, debt costs, and other assets	889	1,005
Provision for expected credit losses	(182)	679
Deferred income taxes	(971)	(1,027)
Share-based compensation	3,721	3,859
Interest and loss on valuation of investment securities	(96)	219
Change in fair value of contingent consideration	1,500	(9,000)
Other	24	(744)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	2,748	6,712
Inventories	16	(848)
Prepaid expenses and other current assets	1,993	(496)
Accounts payable	(1,457)	28
Other current liabilities	(7,719)	(1,333)
Other long-term assets and liabilities	348	(18,582)
Net cash from operating activities	2,441	12,464
Cash flows from investing activities
Acquisition of a business	—	(18,000)
Capital expenditures for property, plant and equipment	(4,365)	(4,285)
Capital expenditures for intangible assets	(416)	(659)
Asset acquisitions and other investments	—	(1,240)
Net cash from investing activities	(4,781)	(24,184)
Cash flows from financing activities
Proceeds from issuance of common shares	1,717	948
Payments related to withholdings for share-based compensation	(95)	(136)
Payments related to finance lease obligation	(127)	(92)
Other financing activities	(385)	(405)
Net cash from financing activities	1,110	315
Effect of exchange rate changes on cash	(534)	(730)
Net change in cash, cash equivalents, and restricted cash	(1,764)	(12,135)
Cash, cash equivalents, and restricted cash at the beginning of period	96,821	70,403
Cash, cash equivalents, and restricted cash at the end of period	$95,057	$58,268

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$94,569	$57,739
Restricted cash	488	529
Cash, cash equivalents, and restricted cash at the end of period	$95,057	$58,268

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business, basis of presentation, COVID-19 update, and CARES Act

Description of the Business

Orthofix Medical Inc. and its subsidiaries (the “Company”) is a global medical device and biologics company with a spine and orthopedics focus. The Company’s mission is to deliver innovative, quality-driven solutions while partnering with health care professionals to improve patient mobility. Headquartered in Lewisville, Texas, the Company has two reporting segments: Global Spine and Global Orthopedics (formerly referred to as Global Extremities). The Company’s spine and orthopedic products are distributed in over 70 countries via the Company's sales representatives and distributors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2021.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The global Coronavirus Disease 2019 ("COVID-19") pandemic has significantly affected the Company’s patients, communities, employees, and business operations. The pandemic has led to the cancellation or deferral of elective surgeries and procedures within certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of certain businesses.

On March 27, 2020, the CARES Act entered into federal law, which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and to provide general support to the U.S. economy. The CARES Act, among other things, included provisions relating to the deferment of employer side social security payments and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact to the Company’s income tax benefit reported within the condensed consolidated statements of operations for the three months ended March 31, 2021. The Company recorded a benefit for the three months ended March 31, 2020 that was reversed in the period ending June 30, 2020. The CARES Act provided financial relief to the Company through other various programs, which are each described in further detail below.

In April 2020, the Company received $13.9 million in funds from the Centers for Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program. For discussion of the Company’s accounting for these funds, see Note 10.

In addition, as part of the CARES Act, the Company was permitted to defer all employer social security payroll tax payments through December 31, 2020, such that 50% of the taxes would be deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of December 31, 2020, the Company had deferred $0.6 million in social security payroll tax payments under this program. All of these deferred tax payments were then repaid in January 2021. Therefore, as of March 31, 2021, the Company has no deferred balance associated with this program.

Consolidated Appropriations Act of 2021 (the “Consolidated Appropriations Act”)

On December 27, 2020, the Consolidated Appropriations Act entered into federal law. The Consolidated Appropriations Act, among other things, included provisions related to the deductibility of business meals in 2021 and 2022.  The impact of this act was not material to the Company’s income tax provision for the three months ended March 31, 2021.

American Rescue Plan Act of 2021 (the “American Rescue Plan”)

On March 11, 2021, the American Rescue Plan entered into federal law. The American Rescue Plan, among other things, included provisions related to the deduction of executive compensation beginning in 2027. The American Rescue Plan had no impact to the Company’s condensed consolidated financial statements for the three months ended March 31, 2021.

2. Recently adopted accounting standards and recently issued accounting pronouncements

 Adoption of Accounting Standards Update (“ASU”) 2019-12, Simplifying the accounting for income taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which reduces the complexity of accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, Income Taxes. Additionally, the ASU simplifies U.S. GAAP by amending the requirements related to the accounting for "hybrid" tax regimes and also adding the requirement to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination and when it should be considered a separate transaction. The Company adopted this ASU effective January 1, 2021, with certain provisions applied retrospectively and other provisions applied prospectively. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of operations, or cash flows.

3. Acquisitions

On February 2, 2021, the Company entered into a technology assignment and royalty agreement with a medical device technology company partially owned and controlled by the wife of President and Chief Executive Officer, Jon Serbousek, whereby the Company acquired the intellectual property rights to certain assets for consideration of up to $10.0 million. Consideration was comprised of $1.0 million due at signing and $9.0 million in contingent consideration, dependent upon multiple milestones, such as receipt of 510(k) clearance and the attainment of certain net sales targets. The Company accounted for this transaction as an asset acquisition. As the transaction is classified as an asset acquisition, the value of the consideration associated with the contingent milestones will be recognized at the time that applicable contingencies are resolved and consideration is paid or becomes payable. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(U.S. Dollars, in thousands)	Fair Value
Fair Value of Consideration Transferred
Cash paid	$1,000
Total fair value of consideration transferred	$1,000

Fair value of assets acquired
In-process research and development costs, recognized within Acquisition-related amortization and remeasurement	$1,000
Total fair value of assets acquired	$1,000

In addition, the Company is obligated to pay a royalty of 2% to 4% on net sales, commencing upon commercialization of the acquired assets.

The transaction was approved by the Company’s Audit and Finance Committee, with the Audit and Finance Committee directly supervising and directing the negotiations of the transaction by Company employees who reported directly to the Audit and Finance Committee in connection with such negotiations. Mr. Serbousek was excluded from such discussions and did not participate in the negotiation or evaluation of the transaction. Mr. Serbousek is also being excluded from the administration and implementation of the agreements and the transactions contemplated thereby, all discussions or disputes with the counterparty in connection with the agreement, or the administration or implementation thereof, oversight of the Company’s development and commercialization activities in relation to the acquired technology, and all other matters relating to the relationship between the Company and the counterparty.

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2021	December 31, 2020
Raw materials	$9,816	$8,442
Work-in-process	15,219	12,149
Finished products	19,997	29,142
Field/consignment	39,148	34,902
Inventories	$84,180	$84,635

5. Leases

A summary of the Company’s lease portfolio as of March 31, 2021 and December 31, 2020 is presented in the table below:

(U.S. Dollars, in thousands)	Classification	March 31, 2021	December 31, 2020
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$4,498	$4,840
Finance leases	Property, plant and equipment, net	20,071	20,552
Total ROU assets		24,569	25,392

Lease Liabilities
Current
Operating leases	Other current liabilities	2,078	2,092
Finance leases	Current portion of finance lease liability	2,514	510
Long-term
Operating leases	Other long-term liabilities	2,603	2,946
Finance leases	Long-term portion of finance lease liability	20,283	22,338
Total lease liabilities		$27,478	$27,886

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,147	$1,059
Operating cash flows from finance leases	225	229
Financing cash flows from finance leases	127	92
ROU assets obtained in exchange for lease obligations
Operating leases	248	275
Finance leases	76	1,949

6. Long-term debt

As of March 31, 2021, the Company had no borrowings outstanding under the secured revolving credit facility and was in compliance with all required financial covenants.

In addition, the Company had no borrowings on its €5.5 million ($6.5 million) available lines of credit in Italy as of March 31, 2021.

7. Fair value measurements and investments

The fair value of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	March 31, 2021				December 31, 2020
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical preferred equity securities	$—	$5,000	$—	$5,000	$5,000
Neo Medical convertible loan agreement	—	—	6,200	6,200	7,160
Bone Biologics equity securities	—	—	—	—	—
Total	$—	$5,000	$6,200	$11,200	$12,160
Liabilities
Spinal Kinetics contingent consideration	$—	$—	$(36,900)	$(36,900)	$(35,400)
Other contingent consideration	—	—	(375)	(375)	(375)
Deferred compensation plan	—	(1,381)	—	(1,381)	(1,441)
Total	$—	$(1,381)	$(37,275)	$(38,656)	$(37,216)

Neo Medical Equity Investment and Convertible Loan Agreement

On October 1, 2020, the Company purchased preferred shares of Neo Medical SA, a privately held Swiss-based Medtech company (“Neo Medical”), for consideration of $5.0 million and entered into a Convertible Loan Agreement pursuant to which Orthofix loaned Neo Medical CHF 4.6 million (the “Convertible Loan”).

The equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of March 31, 2021, the carrying value of this investment remained at $5.0 million.

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

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical.  Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of credit losses. Impairment resulting from credit losses is recognized within the statement of income, while impairment resulting from other factors is recognized within other comprehensive income. As of March 31, 2021, the Company has not recognized any credit losses related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2021	2020
Fair value of Neo Medical Convertible Loan at January 1	$7,160	$—
Interest recognized in interest income, net	96	—
Foreign currency remeasurement recognized in other expense, net	(330)	—
Unrealized loss recognized in other comprehensive loss	(726)	—
Fair value of Neo Medical Convertible Loan at March 31	6,200	—
Amortized cost basis of Neo Medical Convertible Loan at March 31	5,045	—

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of March 31, 2021:

(U.S. Dollars, in thousands)	Fair Value as of March 31, 2021	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$6,200	Cost of equity discount rate	21.9%
		Implied volatility	92.7%

Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The Spinal Kinetics contingent consideration consisted of potential future milestone payments of up to $60.0 million in cash. The milestone payments included (i) $15.0 million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. Milestones must be achieved within five years of April 30, 2018 to trigger applicable payments. The FDA Milestone was achieved and paid in 2019. In the first quarter of 2021, the Company achieved trailing-twelve month artificial disc sales of over $30.0 million, triggering the obligation of a $15.0 million milestone payment. The Company expects to make this payment in the second quarter of 2021.

The estimated fair value of the remaining Spinal Kinetics contingent consideration, inclusive of the $15.0 million milestone payment discussed above, was $36.9 million as of March 31, 2021. The estimated fair value reflects assumptions made by management as of March 31, 2021, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration. As of March 31, 2021, the Company has classified $15.0 million of the liability within other current liabilities, and $21.9 million within other long-term liabilities. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2021	2020
Spinal Kinetics contingent consideration estimated fair value at January 1	$35,400	$42,700
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	1,500	(9,000)
Spinal Kinetics contingent consideration estimated fair value at March 31	$36,900	$33,700

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

The following table provides a range of key assumptions used within the valuation as of March 31, 2021.

(U.S. Dollars, in thousands)	Fair Value as of March 31, 2021	Valuation Technique	Unobservable inputs	Range
Spinal Kinetics contingent consideration	$36,900	Discounted cash flow	Revenue discount rate	8.1% - 8.2%
			Payment discount rate	4.2% - 4.3%
			Projected year of payment	2021 - 2022

Other contingent consideration is attributable to an agreement closed in the third quarter of 2020 to acquire certain assets of a medical device distributor as a portion of the consideration was based upon meeting certain revenue-based targets. This contingent liability is measured using a probability-weighted cash flow analysis.

8. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. This healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and recorded expense of $0.4 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company has accrued $7.1 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of March 31, 2021) of the Company’s cash in Brazil was frozen upon request to satisfy a judgment. Although the Company is appealing the judgment, this cash has been reclassified to restricted cash. As of March 31, 2021, the Company has an accrual of $1.5 million related to this matter.

9. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income (loss) were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$1,833	$1,419	$3,252
Other comprehensive loss	(1,027)	(726)	(1,753)
Income taxes	—	180	180
Balance at March 31, 2021	$806	$873	$1,679

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Orthopedics. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants, and Biologics.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	Change
Bone Growth Therapies	$42,947	$45,443	-5.5%
Spinal Implants	25,701	22,926	12.1%
Biologics	13,692	13,949	-1.8%
Global Spine	82,340	82,318	0.0%
Global Orthopedics	23,253	22,505	3.3%
Net sales	$105,593	$104,823	0.7%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020
Product sales	$92,263	$91,421
Marketing service fees	13,330	13,402
Net sales	$105,593	$104,823

Product sales primarily consist of the sale of bone growth therapies devices, motion preservation products, spine fixation products, and orthopedics products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment. Revenues exclude any value added or other local taxes, intercompany sales and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales.

Accounts receivable and related allowances

The Company’s allowance for expected credit losses represents the portion of the receivable’s amortized cost basis that an entity does not expect to collect over the receivable’s contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three months ended March 31, 2021 and 2020:

(U.S. Dollars, in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Allowance for expected credit losses beginning balance	$4,848	$3,987
Impact of adoption of ASU 2016-13	—	1,120
Current period provision (recovery) for expected credit losses	(182)	679
Writeoffs charged against the allowance and other	(46)	(114)
Effect of changes in foreign exchange rates	(114)	(81)
Allowance for expected credit losses ending balance	$4,506	$5,591

Contract Liabilities

The Company’s contract liabilities largely relate to a prepayment of $13.9 million received in April 2020 from the CMS as part of the Accelerated and Advance Payment Program of the CARES Act intended to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic.

On October 1, 2020, the President of the United States signed the “Continuing Appropriations Act, 2021 and Other Extensions Act,” which relaxed a number of the Medicare Accelerated and Advance Payment Programs recoupment terms for providers and suppliers that received funds from the program. Under these new terms, recoupment will be delayed until one year after payment was issued. After that first year, Medicare will automatically recoup 25% of Medicare payments otherwise owed to the provider or supplier for 11 months. At the end of the 11-month period, recoupment will increase to 50% for another 6 months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid. Medicare began to recoup these funds beginning in April 2021.

As of March 31, 2021, the Company has classified $13.7 million of this contract liability within other current liabilities and $0.2 million within other long-term liabilities based upon the Company’s estimates of when such funds will be recouped. The Company did not recognize any net sales during the three months ended March 31, 2021, respectively, attributable to the satisfaction of performance obligations related to the CMS prepayment.

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of Orthofix products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $1.8 million and $2.0 million as of March 31, 2021 and December 31, 2020, respectively.

11. Business segment information

The Company has two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the Company is earnings before interest, tax, depreciation, and amortization (“EBITDA”). Corporate activities are comprised of the operating expenses and activities of the Company not necessarily identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The table below presents EBITDA by reporting segment:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020
Global Spine	$11,895	$22,417
Global Orthopedics	(2,229)	(1,894)
Corporate	(7,829)	(8,140)
Total EBITDA	$1,837	$12,383
Depreciation and amortization	(7,443)	(6,327)
Interest expense, net	(417)	(423)
Income (loss) before income taxes	$(6,023)	$5,633

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020
Global Spine
U.S.	$77,755	$77,106
International	4,585	5,212
Total Global Spine	82,340	82,318

Global Orthopedics
U.S.	5,591	6,043
International	17,662	16,462
Total Global Orthopedics	23,253	22,505

Consolidated
U.S.	83,346	83,149
International	22,247	21,674
Net sales	$105,593	$104,823

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) the remeasurement of any related contingent consideration arrangement, and (iii) recognized costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020
Changes in fair value of contingent consideration	$1,500	$(9,000)
Amortization of acquired intangibles	1,969	1,418
Acquired in-process research and development	1,000	—
Total	$4,469	$(7,582)

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020
Cost of sales	$178	$181
Sales and marketing	717	696
General and administrative	2,529	2,530
Research and development	297	452
Total	$3,721	$3,859

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020
Stock options	$661	$304
Time-based restricted stock awards and units	1,727	2,421
Market-based restricted stock units	897	670
Stock purchase plan	436	464
Total	$3,721	$3,859

During the three months ended March 31, 2021 and 2020, the Company issued 50,510 and 33,559 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs, including discrete items. Due to the impact of losses not benefited by the Company’s European manufacturing subsidiary and certain non-deductible financial statement expenses, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, the effective tax rate was 3.4% and (355.6%), respectively. The primary factors affecting the Company’s effective tax rate for the three months ended March 31, 2021, were certain losses not benefited,   remeasurement of contingent consideration predominantly not recognized for tax purposes, a favorable tax ruling related to certain previously unrecognized tax benefits, and limits on the deductibility of executive compensation.

During the first quarter, the Company received a favorable ruling related to certain previously unrecognized tax benefits, which resulted in the recognition of a net benefit of $0.3 million. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state, and foreign matters could be reduced by $1.0 million to $1.5 million as audits close and statutes expire.

15. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three months ended March 31, 2021, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended March 31,
	2021	2020
Weighted average common shares-basic	19,526,872	19,143,934
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	95,594
Unvested restricted stock awards and units	—	60,292
Weighted average common shares-diluted	19,526,872	19,299,820

There were 2,037,663 and 1,168,410 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the three months ended March 31, 2021 and 2020, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock awards and units, all necessary conditions had not been satisfied by the end of the respective period.

16. Subsequent Events

On April 7, 2021, the Company entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, the Company will have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, the Company has agreed to pay up to $4.0 million, with certain payments contingent upon reaching an FDA milestone. The License Agreement also includes certain minimum purchase requirements.

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

Executive Summary

We are a global medical device and biologics company with a spine and orthopedics focus. Our mission is to deliver innovative, quality-driven solutions as we partner with health care professionals to improve patient mobility. Headquartered in Lewisville, Texas, our spine and orthopedic products are distributed in more than 70 countries via our sales representatives and distributors.

Notable financial metrics and achievements in the first quarter of 2021 include the following:

•	Net sales of $105.6 million, an increase of 0.7% as compared to prior year on a reported basis
•	Net sales increased in both of our business segments, Global Spine and Global Orthopedics (formerly referred to as Global Extremities), as compared to prior year on a reported basis
•	U.S. Spinal Implants net sales grew by 19.2% compared to prior year, as net sales increased for both Spine Fixation and Motion Preservation
•	Achievement of over $30.0 million in trailing twelve-month sales of our M6 artificial discs
•	Earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) of $1.8 million and net operating cash flows of $2.4 million

COVID-19 Update and Outlook

The global COVID-19 pandemic has significantly affected our patients, communities, employees, and business operations. The pandemic has led to the cancellation or deferral of elective surgeries and procedures with certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of businesses. At this time, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Progress has been made on therapeutic treatments and the development and distribution of vaccines, though the efficacy, timing, and adoption of various treatments and vaccines is uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during 2021 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude and length of increased case waves in certain geographies, (ii) the comfort level of patients in returning to clinics and hospitals, (iii) the extent to which localized elective surgery shutdowns occur, (iv) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (v) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations and comprehensive income (loss) as a percent of net sales:

Net Sales by Product Category and Reporting Segment

	Three Months Ended March 31,
	2021 (%)	2020 (%)
Net sales	100.0	100.0
Cost of sales	24.5	22.3
Gross profit	75.5	77.7
Sales and marketing	48.1	51.8
General and administrative	15.6	17.0
Research and development	10.3	9.5
Acquisition-related amortization and remeasurement	4.3	(7.2)
Operating income (loss)	(2.8)	6.6
Net income (loss)	(5.5)	24.5

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended March 31,		Percentage Change
(U.S. Dollars, in thousands)	2021	2020	Reported	Constant Currency
Bone Growth Therapies	$42,947	$45,443	-5.5%	-5.5%
Spinal Implants	25,701	22,926	12.1%	11.0%
Biologics	13,692	13,949	-1.8%	-1.8%
Global Spine	82,340	82,318	0.0%	-0.3%
Global Orthopedics	23,253	22,505	3.3%	-2.5%
Net sales	$105,593	$104,823	0.7%	-0.8%

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

Three months ended March 31, 2021 compared to 2020

Net sales remained flat at $82.3 million

•

Bone Growth Therapies net sales decreased $2.5 million or 5.5%, primarily driven by reduced order volume as a result of the combined impact of COVID-19, particularly within January and February, and severe winter storms in February 2021

•

Spinal Implants net sales increased $2.8 million or 12.1%, as a result of increases in Motion Preservation case volumes and active surgeons, as the U.S. market continues to adopt our M6-C artificial cervical disc, evidenced by growth in net sales from both newly trained surgeons and in same surgeon sales as compared to the prior year

•

Biologics net sales decreased $0.3 million or 1.8%, primarily driven by a decrease in volume, as certain states, such as New York and California, which continue to be heavily impacted by the disruption caused by the COVID-19 pandemic

Global Orthopedics

Global Orthopedics offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. Global Orthopedics distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and health providers.

Three months ended March 31, 2021 compared to 2020

Net sales increased $0.7 million or 3.3%

•	Increase of $1.3 million due to the changes in foreign currency exchange rates, which had a positive impact on net sales in 2021
•

Decrease of $0.6 million on a constant currency basis, primarily a result of the impact of COVID-19 on procedure volumes, as certain locations and geographies have reinstated higher levels of restrictions in response to increased case waves of COVID-19

•	Despite these headwinds, we continue to see growth in our acquired FITBONE product line, which generated net sales of $1.6 million

Gross Profit

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	% Change
Net sales	$105,593	$104,823	0.7%
Cost of sales	25,914	23,409	10.7%
Gross profit	$79,679	$81,414	(2.1%)
Gross margin	75.5%	77.7%	(2.2%)

Three months ended March 31, 2021 compared to 2020

Gross profit decreased $1.7 million

•	Decrease primarily due to a shift in product mix, related to a reduction in complex surgeries from COVID-19 restrictions
•	Increase in expenses associated with the FITBONE manufacturing transition and related integration costs

Sales and Marketing Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	% Change
Sales and marketing	$50,785	$54,313	(6.5%)
As a percentage of net sales	48.1%	51.8%	(3.7%)

Three months ended March 31, 2021 compared to 2020

Sales and marketing expense decreased $3.5 million

•	Decrease in travel, entertainment, and marketing expenses related to certain sales events as many conferences continue to leverage virtual events in response to the COVID-19 pandemic

General and Administrative Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	% Change
General and administrative	$16,444	$17,865	(8.0%)
As a percentage of net sales	15.6%	17.0%	(1.4%)

Three months ended March 31, 2021 compared to 2020

General and administrative expense decreased $1.4 million

•

Decrease of $1.5 million attributable to lower succession and transition charges, including acceleration of certain share-based compensation expense, relating to the retirement, transition, or termination of certain executive officers and from targeted restructuring activities

Research and Development Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	% Change
Research and development	$10,897	$9,964	9.4%
As a percentage of net sales	10.3%	9.5%	0.8%

Three months ended March 31, 2021 compared to 2020

Research and development expense increased $0.9 million

•	Increase of $1.2 million related to costs to comply with recent European Union medical device reporting regulations
•	Increase in spending to support our development of new products
•	Partially offset by savings from reduced consultant fees

Acquisition-related Amortization and Remeasurement

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	% Change
Acquisition-related amortization and remeasurement	$4,469	$(7,582)	(158.9%)
As a percentage of net sales	4.3%	(7.2%)	11.5%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) the remeasurement of any related contingent consideration arrangement, and (iii) recognized costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition.

Three months ended March 31, 2021 compared to 2020

Acquisition-related amortization and remeasurement increased $12.1 million

•

Increase of $10.5 million primarily related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•	Increase of $1.0 million in costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition
•	Increase of $0.6 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions

Non-operating Income and Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	% Change
Interest income (expense), net	$(417)	$(423)	(1.4%)
Other income (expense), net	(2,690)	(798)	237.1%

Three months ended March 31, 2021 compared to 2020

Other expense, net, increased $1.9 million

•

Increase of $2.1 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $2.7 million in the first quarter of 2021 compared to a loss of $0.6 million in the first quarter of 2020

•	Decrease of $0.2 million associated with the impairment of our investment in Bone Biologics, Inc. in 2020

Income Taxes

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	% Change
Income tax benefit	$(207)	$(20,032)	(99.0%)
Effective tax rate	3.4%	(355.6%)	359.0%

Three months ended March 31, 2021 compared to 2020

The increase in the effective tax rate compared to the prior year period was primarily a result of the following factors:

•	Increase in financial expenses not recognized for tax purposes, primarily related to contingent consideration
•	Increases in certain losses for which no benefit was recognized
•	Decrease in benefits related to statute expirations for previously unrecognized tax benefits
•	Decrease in benefits related to the Coronavirus Aid, Relief, and Economic Security (“CARES Act”)

The primary factors affecting our effective tax rate for the first quarter of 2021 are as follows:

•	Certain losses for which no benefit was recognized
•	Financial expenses not recognized for tax purposes, primarily related to contingent consideration
•	Non-Deductible executive compensation
•	Favorable ruling related to previously unrecognized tax benefits

Segment Review

Our business is managed through two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the business by segment is EBITDA (which is described further in Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein). The following table presents EBITDA by segment and reconciles consolidated EBITDA to income (loss) before income taxes:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020
Global Spine	$11,895	$22,417
Global Orthopedics	(2,229)	(1,894)
Corporate	(7,829)	(8,140)
Total EBITDA	$1,837	$12,383
Depreciation and amortization	(7,443)	(6,327)
Interest expense, net	(417)	(423)
Income (loss) before income taxes	$(6,023)	$5,633

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at March 31, 2021, totaled $95.1 million compared to $96.8 million at December 31, 2020.

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	Change
Net cash from operating activities	$2,441	$12,464	$(10,023)
Net cash from investing activities	(4,781)	(24,184)	19,403
Net cash from financing activities	1,110	315	795
Effect of exchange rate changes on cash	(534)	(730)	196
Net change in cash, cash equivalents and restricted cash	$(1,764)	$(12,135)	$10,371

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2021	2020	Change
Net cash from operating activities	$2,441	$12,464	$(10,023)
Capital expenditures	(4,781)	(4,944)	163
Free cash flow	$(2,340)	$7,520	$(9,860)

Operating Activities

Cash flows from operating activities decreased $10.0 million

•	Decrease in net income of $31.5 million
•	Net increase of $11.0 million for non-cash gains and losses, largely related to changes in fair value of contingent consideration
•

Net increase of $10.4 million in relating to changes in working capital accounts, primarily attributable to the expiration of statute of limitations related to certain unrecognized tax benefits in 2020 and also from changes in other current liabilities and accounts receivable

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 59 days at March 31, 2021 compared to 68 days at March 31, 2020. Inventory turns remained consistent at 1.2 times as of March 31, 2021 and 2020.

Investing Activities

Cash flows from investing activities increased $19.4 million

•

Increase of $18.0 million associated with cash paid to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones in the prior year period

•	Increase of $1.2 million associated with cash paid to acquire certain assets of a former distributor in the prior year period

Financing Activities

Cash flows from financing activities increased $0.8 million

•	Increase in net proceeds of $0.8 million from the issuance of common shares, primarily related to the exercise of options

Credit Facilities

As of March 31, 2021, we had no borrowings outstanding under the secured revolving credit facility. In addition, we had no borrowings outstanding under on our €5.5 million ($6.5 million) available lines of credit in Italy. We were in compliance with all required financial covenants as of March 31, 2021.

Other

For information regarding Contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Impact of COVID-19 and the CARES Act on Liquidity and Capital Resources

In March 2020, the CARES Act was signed into U.S. federal law, which provided emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic.

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

Further, as part of the CARES Act, we were permitted to defer all employer social security payroll tax payments through December 31, 2020, such that 50% of the taxes would be deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of December 31, 2020, the Company had deferred $0.6 million in social security payroll tax payments under this program. All of these deferred tax payments were then repaid in January 2021. Therefore, as of March 31, 2021, we have no deferred balance associated with this program.

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

The remaining milestone payments are comprised of revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. In the first quarter of 2021, the Company achieved trailing twelve month artificial disc sales of over $30.0 million, triggering an obligation for a $15.0 million milestone payment, which will be paid in the second quarter of 2021. The fair value of the contingent consideration arrangement as of March 31, 2021, inclusive of the $15.0 million milestone payment achieved, was $36.9 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration (though not greater than $45.0 million). As of March 31, 2021, we classified $15.0 million of the liability within other current liabilities, and $21.9 million within other long-term liabilities. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

FITBONE Asset Acquisition

On February 3, 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. At the time of the acquisition, we also entered into a Contract Manufacturing and Supply Agreement (“CMSA”) with Wittenstein. The CMSA with Wittenstein has an initial term of up to two years to manufacture the FITBONE product line. As consideration for the CMSA, we will pay $2.0 million to Wittenstein at the conclusion of the agreement if certain conditions are met in relation to the prompt delivery of manufactured products.

Neo Medical Convertible Loan

In October 2020, we entered into a Convertible Loan Agreement (the “Convertible Loan”) with Neo Medical SA, a privately held Swiss-based Medtech company (“Neo Medical”), whereby we loaned CHF 4.6 million to Neo Medical. The loan bears interest at 8.0%, with interest due semi-annually. The Convertible Loan matures in October 2024, provided that if a change in control of Neo Medical occurs prior to maturity, the Convertible Loan shall become immediately due upon such event.

Related Party Transaction

On February 2, 2021, we entered into a technology assignment and royalty agreement with a medical device technology company partially owned and controlled by the wife of President and Chief Executive Officer, Jon Serbousek, whereby we acquired the intellectual property rights to certain assets for consideration of up to $10.0 million. Consideration was comprised of $1.0 million due at signing and $9.0 million in contingent consideration, dependent upon multiple milestones, such as receipt of 510(k) clearance or the attainment of certain net sales targets. In addition, the Company is obligated to pay a royalty of 2% to 4% on net sales, commencing upon commercialization of the acquired assets. For additional discussion regarding this transaction, see Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

IGEA S.p.A Exclusive License and Distribution Agreement

On April 7, 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we will have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, with certain payments contingent upon achieving an FDA milestone. The License Agreement also includes certain minimum purchase requirements.

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of March 31, 2021) of our cash in Brazil was frozen upon request to satisfy a judgment. Although we are appealing the judgment, this cash has been reclassified to restricted cash.

For additional discussion regarding these matters, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2020.

Critical Accounting Estimates

Our discussion of operating results is based upon the condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our critical accounting estimates.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued or adopted accounting pronouncements. As of March 31, 2021, we do not expect any of the issued Accounting Standards Updates to materially affect our condensed consolidated financial statements upon adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as disclosed in our Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the first quarter of 2021.

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

ORTHOFIX MEDICAL INC.

Date: April 30, 2021	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: April 30, 2021	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer