Form 10-Q
period 2021-06-30
Orthofix Medical Inc.
filed 2021-08-06
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, 19,694,874 shares of common stock were issued and outstanding.

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

•	our anticipated trends and challenges in the markets in which we operate; and
•	our expectations and beliefs regarding and the impact of investigations, claims, and litigation.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions that are difficult to predict. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors; Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and elsewhere throughout the Annual Report on Form 10-K for the year ended December 31, 2020, and in any other documents incorporated by reference. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$79,968	$96,291
Restricted cash	554	530
Accounts receivable, net of allowances of $4,471 and $4,848, respectively	73,453	72,423
Inventories	81,551	84,635
Prepaid expenses and other current assets	22,926	16,500
Total current assets	258,452	270,379
Property, plant, and equipment, net	62,268	63,613
Intangible assets, net	55,890	60,517
Goodwill	83,646	84,018
Deferred income taxes	21,239	25,042
Other long-term assets	20,515	22,292
Total assets	$502,010	$525,861
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$20,095	$23,118
Current portion of finance lease liability	2,551	510
Other current liabilities	59,000	80,271
Total current liabilities	81,646	103,899
Long-term portion of finance lease liability	20,193	22,338
Other long-term liabilities	37,887	42,760
Total liabilities	139,726	168,997
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,669,129 and 19,423,874 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,967	1,942
Additional paid-in capital	302,736	292,291
Retained earnings	55,983	59,379
Accumulated other comprehensive income	1,598	3,252
Total shareholders’ equity	362,284	356,864
Total liabilities and shareholders’ equity	$502,010	$525,861

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2021	2020	2021	2020
Net sales	$121,394	$73,135	$226,987	$177,958
Cost of sales	27,439	23,166	53,353	46,575
Gross profit	93,955	49,969	173,634	131,383
Sales and marketing	57,338	43,479	108,123	97,792
General and administrative	18,335	15,047	34,779	32,912
Research and development	13,121	8,765	24,018	18,729
Acquisition-related amortization and remeasurement (Note 12)	894	3,678	5,363	(3,904)
Operating income (loss)	4,267	(21,000)	1,351	(14,146)
Interest expense, net	(550)	(901)	(967)	(1,324)
Other income (expense), net	951	5,069	(1,739)	4,271
Income (loss) before income taxes	4,668	(16,832)	(1,355)	(11,199)
Income tax benefit (expense)	(2,248)	(1,592)	(2,041)	18,440
Net income (loss)	$2,420	$(18,424)	$(3,396)	$7,241

Net income (loss) per common share:
Basic	$0.12	$(0.96)	$(0.17)	$0.38
Diluted	0.12	(0.96)	(0.17)	0.37
Weighted average number of common shares:
Basic	19,650,610	19,215,392	19,575,127	19,149,523
Diluted	19,938,392	19,215,392	19,575,127	19,271,467

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt securities	98	—	(628)	—
Currency translation adjustment	(155)	1,484	(1,182)	(227)
Other comprehensive income (loss), before tax	(57)	1,484	(1,810)	(227)
Income tax related to other comprehensive income (loss)	(24)	—	156	—
Other comprehensive income (loss), net of tax	(81)	1,484	(1,654)	(227)
Comprehensive income (loss)	$2,339	$(16,940)	$(5,050)	$7,014

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2020	19,423,874	$1,942	$292,291	$59,379	$3,252	$356,864
Net loss	—	—	—	(5,816)	—	(5,816)
Other comprehensive loss, net of tax	—	—	—	—	(1,573)	(1,573)
Share-based compensation expense	—	—	3,721	—	—	3,721
Common shares issued, net	50,510	5	1,617	—	—	1,622
At March 31, 2021	19,474,384	$1,947	$297,629	$53,563	$1,679	$354,818
Net income	—	—	—	2,420	—	2,420
Other comprehensive loss, net of tax	—	—	—	—	(81)	(81)
Share-based compensation expense	—	—	3,907	—	—	3,907
Common shares issued, net	194,745	20	1,200	—	—	1,220
At June 30, 2021	19,669,129	$1,967	$302,736	$55,983	$1,598	$362,284

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2019	19,022,619	$1,902	$271,019	$57,749	$(3,039)	$327,631
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	(887)	—	(887)
Net income	—	—	—	25,665	—	25,665
Other comprehensive loss, net of tax	—	—	—	—	(1,711)	(1,711)
Share-based compensation expense	—	—	3,859	—	—	3,859
Common shares issued, net	33,559	4	808	—	—	812
At March 31, 2020	19,056,178	$1,906	$275,686	$82,527	$(4,750)	$355,369
Net loss	—	—	—	(18,424)	—	(18,424)
Other comprehensive income, net of tax	—	—	—	—	1,484	1,484
Share-based compensation expense	—	—	4,699	—	—	4,699
Common shares issued, net	152,885	15	1,902	—	—	1,917
At June 30, 2020	19,209,063	$1,921	$282,287	$64,103	$(3,266)	$345,045

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(3,396)	$7,241
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	15,002	13,269
Amortization of operating lease assets, debt costs, and other assets	1,779	1,908
Provision for expected credit losses	(214)	1,564
Deferred income taxes	3,936	(1,184)
Share-based compensation expense	7,628	8,558
Interest and (gain) loss on valuation of investment securities	(198)	219
Change in fair value of contingent consideration	(75)	(6,900)
Other	(105)	(1,933)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(986)	16,291
Inventories	2,655	468
Prepaid expenses and other current assets	(6,507)	43
Accounts payable	(2,662)	(4,782)
Other current liabilities	(6,905)	(1,022)
Contract liability (Note 10)	(2,880)	13,851
Payment of contingent consideration	(6,595)	—
Other long-term assets and liabilities	(213)	(17,497)
Net cash from operating activities	264	30,094
Cash flows from investing activities
Acquisition of a business	—	(18,000)
Capital expenditures for property, plant and equipment	(9,035)	(8,560)
Capital expenditures for intangible assets	(757)	(772)
Asset acquisitions and other investments	—	(1,240)
Net cash from investing activities	(9,792)	(28,572)
Cash flows from financing activities
Proceeds from revolving credit facility	—	100,000
Proceeds from issuance of common shares	4,685	3,839
Payments related to withholdings for share-based compensation	(1,843)	(1,110)
Payments related to finance lease obligation	(260)	(124)
Payment of contingent consideration	(8,405)	—
Other financing activities	(705)	(687)
Net cash from financing activities	(6,528)	101,918
Effect of exchange rate changes on cash	(243)	(452)
Net change in cash, cash equivalents, and restricted cash	(16,299)	102,988
Cash, cash equivalents, and restricted cash at the beginning of period	96,821	70,403
Cash, cash equivalents, and restricted cash at the end of period	$80,522	$173,391

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$79,968	$172,888
Restricted cash	554	503
Cash, cash equivalents, and restricted cash at the end of period	$80,522	$173,391

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business, basis of presentation, and CARES Act

Description of the Business

Orthofix Medical Inc. and its subsidiaries (the “Company”) is a global medical device company with a spine and orthopedics focus. The Company’s mission is to deliver innovative, quality-driven solutions while partnering with health care professionals to improve patient mobility. Headquartered in Lewisville, Texas, Orthofix’s spine and orthopedic products are distributed in more than 60 countries via the Company's sales representatives and distributors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2021.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The global Coronavirus Disease 2019 ("COVID-19") pandemic has significantly affected the Company’s hospital and physician customers, patients, communities, employees, and business operations. The pandemic has led to the cancellation or deferral of elective surgeries and procedures within certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of certain businesses.

On March 27, 2020, the CARES Act entered into federal law, which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and to provide general support to the U.S. economy. The CARES Act, among other things, included provisions relating to the deferment of employer social security payments and technical corrections to tax depreciation methods for qualified improvement property. The Company recorded a benefit for the three months ended March 31, 2020 that was reversed in the period ending June 30, 2020. The CARES Act had no impact to the Company’s income tax benefit (expense) reported within the condensed consolidated statements of operations for the three and six months ended June 30, 2021. The CARES Act provided financial relief to the Company through other various programs, which are each described in further detail below.

In April 2020, the Company received $13.9 million in funds from the Centers for Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program. For discussion of the Company’s accounting for these funds, see Note 10.

In addition, as part of the CARES Act, the Company was permitted to defer all employer social security payroll tax payments through December 31, 2020, such that 50% of the payroll taxes would be deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of December 31, 2020, the Company had deferred $0.6 million in social security payroll tax payments under this program. All of these deferred tax payments were then repaid in January 2021. As of June 30, 2021, the Company has no deferred balance associated with this program.

Consolidated Appropriations Act of 2021 (the “Consolidated Appropriations Act”)

On December 27, 2020, the Consolidated Appropriations Act entered into federal law. The Consolidated Appropriations Act, among other things, included provisions related to the deductibility of business meals in 2021 and 2022.  The impact of this act was not material to the Company’s income tax provision for the three and six months ended June 30, 2021.

American Rescue Plan Act of 2021 (the “American Rescue Plan”)

On March 11, 2021, the American Rescue Plan entered into federal law. The American Rescue Plan, among other things, included provisions related to the deduction of executive compensation beginning in 2027. The American Rescue Plan had no impact to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2021.

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

The transaction was approved by the Company’s Audit and Finance Committee, with the Audit and Finance Committee directly supervising and directing the negotiations of the transaction. Mr. Serbousek was excluded from such discussions and did not participate in the negotiation or evaluation of the transaction. Mr. Serbousek also continues to be excluded from the oversight of the Company’s development and commercialization activities in relation to the acquired technology and all other matters relating to the relationship between the Company and the counterparty.

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	June 30, 2021	December 31, 2020
Raw materials	$9,625	$8,442
Work-in-process	15,742	12,149
Finished products	14,654	29,142
Field/consignment	41,530	34,902
Inventories	$81,551	$84,635

5. Leases

A summary of the Company’s lease portfolio as of June 30, 2021 and December 31, 2020 is presented in the table below:

(U.S. Dollars, in thousands)	Classification	June 30, 2021	December 31, 2020
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$4,155	$4,840
Finance leases	Property, plant and equipment, net	19,641	20,552
Total ROU assets		23,796	25,392

Lease Liabilities
Current
Operating leases	Other current liabilities	2,107	2,092
Finance leases	Current portion of finance lease liability	2,551	510
Long-term
Operating leases	Other long-term liabilities	2,212	2,946
Finance leases	Long-term portion of finance lease liability	20,193	22,338
Total lease liabilities		$27,063	$27,886

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,327	$2,082
Operating cash flows from finance leases	452	304
Financing cash flows from finance leases	260	124
ROU assets obtained in exchange for lease obligations
Operating leases	415	400
Finance leases	149	1,949

6. Long-term debt

As of June 30, 2021, the Company had no borrowings outstanding under the secured revolving credit facility and was in compliance with all required financial covenants.

In addition, the Company had no borrowings on its €5.5 million ($6.5 million) available lines of credit in Italy as of June 30, 2021.

7. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	June 30, 2021				December 31, 2020
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical preferred equity securities	$—	$5,000	$—	$5,000	$5,000
Neo Medical convertible loan agreement	—	—	6,500	6,500	7,160
Bone Biologics equity securities	—	—	—	—	—
Total	$—	$5,000	$6,500	$11,500	$12,160
Liabilities
Spinal Kinetics contingent consideration	$—	$—	$(20,700)	$(20,700)	$(35,400)
Other contingent consideration	—	—	—	—	(375)
Deferred compensation plan	—	(1,445)	—	(1,445)	(1,441)
Total	$—	$(1,445)	$(20,700)	$(22,145)	$(37,216)

Neo Medical Equity Investment and Convertible Loan Agreement

On October 1, 2020, the Company purchased preferred shares of Neo Medical SA, a privately held Swiss-based Medtech company (“Neo Medical”), for consideration of $5.0 million and entered into a Convertible Loan Agreement pursuant to which Orthofix loaned Neo Medical CHF 4.6 million (the “Convertible Loan”).

The equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of June 30, 2021, the carrying value of this investment remained at $5.0 million.

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

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical.  Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of credit losses. As of June 30, 2021, the Company has not recognized any credit losses related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2021	2020
Fair value of Neo Medical Convertible Loan at January 1	$7,160	$—
Interest recognized in interest income, net	198	—
Foreign currency remeasurement recognized in other expense, net	(230)	—
Unrealized loss recognized in other comprehensive income (loss)	(628)	—
Fair value of Neo Medical Convertible Loan at June 30	6,500	—
Amortized cost basis of Neo Medical Convertible Loan at June 30	5,247	—

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of June 30, 2021:

(U.S. Dollars, in thousands)	Fair Value as of June 30, 2021	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$6,500	Cost of equity discount rate	21.9%
		Implied volatility	86.0%

Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The Spinal Kinetics contingent consideration consisted of potential future milestone payments of up to $60.0 million in cash. The milestone payments included (i) $15.0 million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. Milestones must be achieved within five years of April 30, 2018 to trigger applicable payments. The FDA Milestone was achieved and paid in 2019. In the first quarter of 2021, the Company achieved trailing-twelve month artificial disc sales of over $30.0 million, triggering the obligation of a $15.0 million milestone payment. The Company made this payment in the second quarter of 2021.

The estimated fair value of the remaining Spinal Kinetics contingent consideration was $20.7 million as of June 30, 2021. The estimated fair value reflects assumptions made by management as of June 30, 2021, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration. As of June 30, 2021, the Company has classified the remaining contingent consideration liability within other long-term liabilities. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2021	2020
Spinal Kinetics contingent consideration estimated fair value at January 1	$35,400	$42,700
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	300	(6,900)
Payment made	(15,000)	—
Spinal Kinetics contingent consideration estimated fair value at June 30	$20,700	$35,800

The Company estimated the fair value of the remaining potential future revenue-based milestone payment using a Monte Carlo simulation and a discounted cash flow model. This fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The key assumptions in applying the valuation model include the Company’s forecasted future revenues for Spinal Kinetics products, the expected timing of payment, applicable discount rates applied, and assumptions for potential volatility of the Company’s forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value.

The following table provides a range of key assumptions used within the valuation as of June 30, 2021.

(U.S. Dollars, in thousands)	Fair Value as of June 30, 2021	Valuation Technique	Unobservable inputs	Range
Spinal Kinetics contingent consideration	$20,700	Discounted cash flow	Revenue discount rate	7.0% - 7.2%
			Payment discount rate	3.1% - 3.2%
			Projected year of payment	2022

8. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically assesses this liability based upon current facts and circumstances. As a result, the Company recorded expense of $0.1 million and $0.5 million for the three and six months ended June 30, 2021 and expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the Company has accrued $7.3 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.6 million (based upon foreign exchange rates as of June 30, 2021) of the Company’s cash in Brazil was frozen upon request to satisfy a judgment. Although the Company is appealing the judgment, this cash has been reclassified to restricted cash. As of June 30, 2021, the Company has an accrual of $1.7 million related to this matter, which is classified within other current liabilities.

9. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income (loss) were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$1,833	$1,419	$3,252
Other comprehensive loss	(1,182)	(628)	(1,810)
Income taxes	—	156	156
Balance at June 30, 2021	$651	$947	$1,598

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Orthopedics. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants, and Biologics.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	Change
Bone Growth Therapies	$49,706	$28,379	75.2%
Spinal Implants	30,092	18,594	61.8%
Biologics	14,852	11,125	33.5%
Global Spine	94,650	58,098	62.9%
Global Orthopedics	26,744	15,037	77.9%
Net sales	$121,394	$73,135	66.0%

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	Change
Bone Growth Therapies	$92,653	$73,822	25.5%
Spinal Implants	55,793	41,520	34.4%
Biologics	28,544	25,074	13.8%
Global Spine	176,990	140,416	26.0%
Global Orthopedics	49,997	37,542	33.2%
Net sales	$226,987	$177,958	27.6%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Product sales	$106,947	$62,435	$199,210	$153,856
Marketing service fees	14,447	10,700	27,777	24,102
Net sales	$121,394	$73,135	$226,987	$177,958

Product sales primarily consist of the sale of bone growth therapies devices, motion preservation products, spine fixation products, and orthopedics products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and six months ended June 30, 2021 and 2020:

(U.S. Dollars, in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for expected credit losses beginning balance	$4,506	$5,591	$4,848	$3,987
Impact of adoption of ASU 2016-13	—	—	—	1,120
Current period provision (recovery) for expected credit losses	(32)	885	(214)	1,564
Writeoffs charged against the allowance and other	(34)	(224)	(80)	(338)
Effect of changes in foreign exchange rates	31	112	(83)	31
Allowance for expected credit losses ending balance	$4,471	$6,364	$4,471	$6,364

Contract Liabilities

The Company’s contract liabilities largely relate to a prepayment of $13.9 million received in April 2020 from the CMS as part of the Accelerated and Advance Payment Program of the CARES Act.

On October 1, 2020, the President of the United States signed the “Continuing Appropriations Act, 2021 and Other Extensions Act,” which relaxed a number of the Medicare Accelerated and Advance Payment Programs recoupment terms for providers and suppliers that received funds from the program. Starting in April 2021, Medicare began to recoup 25% of Medicare payments otherwise owed to the provider or supplier for submitted claims. After 11 months, recoupment will increase to 50% for another 6 months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid.

As of June 30, 2021, the balance of the contract liability associated with the Accelerated and Advance Payment Program of the CARES Act totaled $11.0 million. The Company has classified the entire balance of this contract liability within other current liabilities based upon the Company’s estimates of when such funds will be recouped.

The following table provides a detail of changes in the Company’s contract liability associated with the Accelerated and Advanced Payment Program for the three and six months ended June 30, 2021 and 2020:

(U.S. Dollars, in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contract liability beginning balance	$13,851	$—	$13,851	$—
Additions	—	13,851	—	13,851
Recoupment recognized in net sales	(2,880)	—	(2,880)	—
Contract liability ending balance	$10,971	$13,851	$10,971	$13,851

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of Orthofix products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $1.5 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively.

11. Business segment information

The Company has two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the Company is earnings before interest, tax, depreciation, and amortization (“EBITDA”). Corporate activities are comprised of the operating expenses and activities not directly identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The table below presents EBITDA by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Global Spine	$19,032	$(3,707)	$30,927	$18,710
Global Orthopedics	1,775	(3,359)	(454)	(5,253)
Corporate	(8,030)	(1,923)	(15,859)	(10,063)
Total EBITDA	$12,777	$(8,989)	$14,614	$3,394
Depreciation and amortization	(7,559)	(6,942)	(15,002)	(13,269)
Interest expense, net	(550)	(901)	(967)	(1,324)
Income (loss) before income taxes	$4,668	$(16,832)	$(1,355)	$(11,199)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Global Spine
U.S.	$89,077	$55,236	$166,832	$132,342
International	5,573	2,862	10,158	8,074
Total Global Spine	94,650	58,098	176,990	140,416

Global Orthopedics
U.S.	6,156	4,040	11,747	10,083
International	20,588	10,997	38,250	27,459
Total Global Orthopedics	26,744	15,037	49,997	37,542

Consolidated
U.S.	95,233	59,276	178,579	142,425
International	26,161	13,859	48,408	35,533
Net sales	$121,394	$73,135	$226,987	$177,958

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) the remeasurement of any related contingent consideration arrangement, and (iii) recognized costs associated with acquired in-process research and development (“IPR&D”) assets, which are recognized immediately upon acquisition. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Changes in fair value of contingent consideration	$(1,575)	$2,100	$(75)	$(6,900)
Amortization of acquired intangibles	1,969	1,578	3,938	2,996
Acquired IPR&D	500	—	1,500	—
Total	$894	$3,678	$5,363	$(3,904)

On April 7, 2021, the Company entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. As consideration for the License Agreement, the Company has agreed to pay up to $4.0 million, with certain payments contingent upon reaching an FDA milestone. Of this amount, $0.5 million was paid in the second quarter of 2021, which was recognized as acquired IPR&D costs. The License Agreement also includes certain minimum purchase requirements.

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Cost of sales	$209	$205	$387	$386
Sales and marketing	957	1,533	1,674	2,229
General and administrative	2,607	2,639	5,136	5,169
Research and development	134	322	431	774
Total	$3,907	$4,699	$7,628	$8,558

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Stock options	$398	$750	$1,059	$1,054
Time-based restricted stock awards and units	2,019	2,751	3,746	5,172
Market-based restricted stock units	1,053	810	1,950	1,480
Stock purchase plan	437	388	873	852
Total	$3,907	$4,699	$7,628	$8,558

During the three months ended June 30, 2021 and 2020, the Company issued 194,745 and 152,885 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the six months ended June 30, 2021 and 2020, the Company issued 245,255 and 186,444 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs, including discrete items. Due to the impact of losses not benefited by the Company’s European manufacturing subsidiary and certain non-deductible financial statement expenses, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and six months ended June 30, 2021.

For the three months ended June 30, 2021 and 2020, the effective tax rate was 48.2% and (9.5%), respectively. For the six months ended June 30, 2021 and 2020, the effective tax rate was (150.6%) and 164.7%. The primary factors affecting the Company’s effective tax rate for the three months and six months ended June 30, 2021, were certain losses not benefited, the remeasurement of contingent consideration (which is predominantly not recognized for tax purposes), a favorable tax ruling related to certain previously unrecognized tax benefits, limits on the deductibility of executive compensation, and the reversal of tax benefits related to certain performance stock units forfeited in the current year.

During the first quarter, the Company received a favorable ruling related to certain previously unrecognized tax benefits, which resulted in the recognition of a net benefit of $0.3 million for the six months ended June 30, 2021. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state, and foreign matters could be reduced by $1.0 million to $1.5 million as audits close and statutes expire.

15. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three and six months ended June 30, 2021, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares-basic	19,650,610	19,215,392	19,575,127	19,149,523
Effect of dilutive securities
Unexercised stock options and stock purchase plan	171,459	—	—	57,249
Unvested restricted stock awards and units	116,323	—	—	64,695
Weighted average common shares-diluted	19,938,392	19,215,392	19,575,127	19,271,467

There were 787,343 and 2,141,086 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the three months ended June 30, 2021 and 2020, respectively, and 1,412,503 and 1,406,046 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the six months ended June 30, 2021 and 2020, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock awards and units, all necessary conditions had not been satisfied by the end of the respective period.

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

Executive Summary

We are a global medical device company with a spine and orthopedics focus. Our mission is to deliver innovative, quality-driven solutions as we partner with health care professionals to improve patient mobility. Headquartered in Lewisville, Texas, our spine and orthopedic products are distributed in more than 60 countries via our sales representatives and distributors. For more information, please visit www.orthofix.com.

Notable financial metrics and achievements in the second quarter of 2021 include the following:

•	Net sales of $121.4 million, an increase of 66% compared to prior year on a reported basis and up 5% compared to 2019
•	U.S. Spinal Implants net sales grew 56% compared to prior year and 37% over the second quarter of 2019
•	Strong performance from our U.S. M6-C artificial cervical disc and FITBONE limb lengthening system with approximately $9 million in combined sales

COVID-19 Update and Outlook

The global COVID-19 pandemic has significantly affected our hospital and physician customers, patients, communities, employees, and business operations. At various points in time, the pandemic has led to the cancellation or deferral of elective surgeries and procedures with certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of businesses. At this time, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Significant progress has been made on therapeutic treatments and the development and distribution of vaccines, though the efficacy, timing, and adoption of various treatments and vaccines is uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during 2021 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude and length of increased case waves in certain geographies, (ii) the existence of multiple strains or variants of the virus that cause COVID-19, and the effectiveness of treatments and vaccines against such variants, (iii) the comfort level of patients in returning to clinics and hospitals, (iv) the extent to which localized elective surgery shutdowns occur, (v) the unemployment rate’s effect on potential patients lacking medical insurance coverage, and (vi) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations and comprehensive income (loss) as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (%)	2020 (%)	2021 (%)	2020 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	22.6	31.7	23.5	26.2
Gross profit	77.4	68.3	76.5	73.8
Sales and marketing	47.2	59.5	47.6	55.0
General and administrative	15.1	20.6	15.3	18.5
Research and development	10.8	12.0	10.6	10.5
Acquisition-related amortization and remeasurement	0.8	4.9	2.4	(2.3)
Operating income (loss)	3.5	(28.7)	0.6	(7.9)
Net income (loss)	2.0	(25.2)	(1.5)	4.1

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended June 30,		Percentage Change
(U.S. Dollars, in thousands)	2021	2020	Reported	Constant Currency
Bone Growth Therapies	$49,706	$28,379	75.2%	75.2%
Spinal Implants	30,092	18,594	61.8%	60.6%
Biologics	14,852	11,125	33.5%	33.5%
Global Spine	94,650	58,098	62.9%	62.5%
Global Orthopedics	26,744	15,037	77.9%	66.0%
Net sales	$121,394	$73,135	66.0%	63.2%

	Six Months Ended June 30,		Percentage Change
(U.S. Dollars, in thousands)	2021	2020	Reported	Constant Currency
Bone Growth Therapies	$92,653	$73,822	25.5%	25.5%
Spinal Implants	55,793	41,520	34.4%	33.2%
Biologics	28,544	25,074	13.8%	13.8%
Global Spine	176,990	140,416	26.0%	25.7%
Global Orthopedics	49,997	37,542	33.2%	24.9%
Net sales	$226,987	$177,958	27.6%	25.5%

Global Spine

Global Spine offers the following products categories:

-

Bone Growth Therapies, which includes our market leading external bone growth stimulators that enhance bone fusion. Global Spine uses distributors and sales representatives to sell and support our Bone Growth Therapy devices and provide associated services to hospitals, healthcare providers, and patients.

-

Spinal Implants, which includes a broad portfolio of motion preservation and fixation implant products used in surgical procedures of the spine. Global Spine distributes its Spinal Implant products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.

-

Biologics, which includes a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. We market our Biologics tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives that support our Spine and Orthopedic surgeons.

Three months ended June 30, 2021 compared to 2020

Net sales increased $36.6 million or 62.9%

•

Bone Growth Therapies net sales increased $21.3 million or 75.2%, as procedure volumes have trended closer to levels consistent with periods prior to the COVID-19 pandemic despite multi-level complex procedure volumes still being depressed

•

Spinal Implants net sales increased $11.5 million or 61.8%, as procedure volumes for our legacy Spine Fixation products, both in the U.S. and internationally, have trended closer to levels consistent with periods prior to the COVID-19 pandemic, coupled with the continued growth and adoption of our Motion Preservation product line in the U.S.

•

Biologics net sales increased $3.7 million or 33.5%, as multi-level complex procedure volumes have recovered from the second quarter of the prior year, but have still not returned to historical levels prior to the pandemic

Six months ended June 30, 2021 compared to 2020

Net sales increased $36.6 million or 26.0%

•

Bone Growth Therapies net sales increased $18.8 million or 25.5%, primarily driven by an increase in gross orders across all sales channels as restrictions associated with the COVID-19 pandemic have lessened

•

Spinal Implants net sales increased $14.3 million or 34.4%, primarily driven by the continued recovery from the effects of the COVID-19 pandemic within our Spine Fixation product line, both in the U.S. and internationally, and from the continued growth and adoption of our Motion Preservation product line in the U.S.

•

Biologics net sales increased $3.5 million or 13.8%, primarily driven by the continued recovery from the effects of the COVID-19 pandemic and an increase in revenues from new distributors added over the last 12 months

Global Orthopedics

Global Orthopedics offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions in adults and children unrelated to the spine. Global Orthopedics distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and health providers.

Three months ended June 30, 2021 compared to 2020

Net sales increased $11.7 million or 77.9%

•	Increased as procedure volumes, both in the U.S. and internationally, are approaching historical levels prior to the COVID-19 pandemic while complex procedure volumes remain down
•	Continued growth in our acquired FITBONE product line

Six months ended June 30, 2021 compared to 2020

Net sales increased $12.5 million or 33.2%

•	Increase of $9.4 million primarily driven by the continued recovery from the effects of the COVID-19 pandemic, both in the U.S. and internationally
•	Continued growth in our acquired FITBONE product line
•	Increase of $3.1 million due to the changes in foreign currency exchange rates, which had a positive impact on net sales

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Net sales	$121,394	$73,135	66.0%	$226,987	$177,958	27.6%
Cost of sales	27,439	23,166	18.4%	53,353	46,575	14.6%
Gross profit	$93,955	$49,969	88.0%	$173,634	$131,383	32.2%
Gross margin	77.4%	68.3%	9.1%	76.5%	73.8%	2.7%

Three months ended June 30, 2021 compared to 2020

Gross profit increased $44.0 million

•

Increase primarily due to the continued recovery from the effects of the COVID-19 pandemic as net sales have recovered to levels consistent with periods prior to the COVID-19 pandemic and increased fixed cost absorption when compared to the prior year period

•	Gross margins have also improved as a result of significant inventory-related charges incurred in the prior year that did not recur in 2021

Six months ended June 30, 2021 compared to 2020

Gross profit increased $42.3 million

•

Increase primarily due to the continued recovery from the effects of the COVID-19 pandemic as net sales have recovered to levels consistent with periods prior to the COVID-19 pandemic and increased fixed cost absorption when compared to the prior year period

•	Gross margins have also improved as a result of significant inventory-related charges incurred in the prior year that did not recur in 2021

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Sales and marketing	$57,338	$43,479	31.9%	$108,123	$97,792	10.6%
As a percentage of net sales	47.2%	59.5%	(12.3%)	47.6%	55.0%	(7.4%)

Three months ended June 30, 2021 compared to 2020

Sales and marketing expense increased $13.9 million

•	Increase in variable compensation expenses of $10.2 million as a result of the recovery in net sales
•

Increase of $3.5 million largely a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, such as temporary salary reductions in the U.S., suspension of the 401(k) match, and restrictions on travel and related expenses, which are no longer in place for 2021

Six months ended June 30, 2021 compared to 2020

Sales and marketing expense increased $10.3 million

•	Increase in variable compensation expenses of $9.6 million as a result of the recovery in net sales
•

Increase of $1.8 million largely a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, such as temporary salary reductions in the U.S. and suspension of the 401(k) match, which are no longer in place for 2021

•	Partially offset by a decrease of $1.1 million in expenses for marketing events, travel, and other related costs as the first quarter of 2020 was not impacted by the COVID-19 pandemic

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
General and administrative	$18,335	$15,047	21.9%	$34,779	$32,912	5.7%
As a percentage of net sales	15.1%	20.6%	(5.5%)	15.3%	18.5%	(3.2%)

Three months ended June 30, 2021 compared to 2020

General and administrative expense increased $3.3 million

•

Increase largely a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, such as temporary salary reductions in the U.S., suspension of the 401(k) match, and restrictions on travel and related expenses, which are no longer in place for 2021

•

Partially offset by a decrease of $0.3 million in succession and transition charges relating to the retirement, transition, or termination of certain executive officers and from targeted restructuring activities

Six months ended June 30, 2021 compared to 2020

General and administrative expense increased $1.9 million

•

Increase largely a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, such as temporary salary reductions in the U.S., suspension of the 401(k) match, and restrictions on travel and related expenses, which are no longer in place for 2021

•

Partially offset by a decrease of $1.2 million in succession and transition charges relating to the retirement, transition, or termination of certain executive officers and from targeted restructuring activities

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Research and development	$13,121	$8,765	49.7%	$24,018	$18,729	28.2%
As a percentage of net sales	10.8%	12.0%	(1.2%)	10.6%	10.5%	0.1%

Three months ended June 30, 2021 compared to 2020

Research and development expense increased $4.4 million

•	Increase of $1.5 million related to costs to comply with recent European Union medical device reporting regulations
•	Increase in spending to support our development of new innovative and differentiated products or indications
•

Partially offset by the result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, such as temporary salary reductions in the U.S., suspension of the 401(k) match, and restrictions on travel and related expenses, which are no longer in place for 2021

Six months ended June 30, 2021 compared to 2020

Research and development expense increased $5.3 million

•	Increase of $2.7 million related to costs to comply with recent European Union medical device reporting regulations
•	Increase in spending to support our development of new innovative and differentiated products or indications
•

Partially offset by the result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, such as temporary salary reductions in the U.S., suspension of the 401(k) match, and restrictions on travel and related expenses, which are no longer in place for 2021

Acquisition-related Amortization and Remeasurement

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Acquisition-related amortization and remeasurement	$894	$3,678	(75.7%)	$5,363	$(3,904)	(237.4%)
As a percentage of net sales	0.8%	4.9%	(4.1%)	2.4%	(2.3%)	4.7%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) the remeasurement of any related contingent consideration arrangement, and (iii) recognized costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition.

Three months ended June 30, 2021 compared to 2020

Acquisition-related amortization and remeasurement decreased $2.8 million

•

Decrease of $3.3 million primarily related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•	Decrease of $0.4 million associated with the reassessment of contingent consideration associated with the acquisition of a former distributor
•	Partially offset by the recognition of $0.5 million in expense associated with acquired in-process research and development assets, which were recognized immediately upon acquisition
•	Further offset by an increase of $0.4 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions

Six months ended June 30, 2021 compared to 2020

Acquisition-related amortization and remeasurement increased $9.3 million

•

Increase of $7.2 million primarily related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•	Increase of $1.5 million associated with acquired in-process research and development assets, which were recognized immediately upon acquisition
•	Increase of $0.9 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions
•	Partially offset by a decrease of $0.4 million associated with the reassessment of contingent consideration associated with the acquisition of a former distributor

Non-operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Interest expense, net	$(550)	$(901)	(39.0%)	$(967)	$(1,324)	(27.0%)
Other income (expense), net	951	5,069	(81.2%)	(1,739)	4,271	(140.7%)

Three months ended June 30, 2021 compared to 2020

Interest expense, net decreased $0.4 million

•	Decrease of $0.4 million associated with interest expense incurred in the prior year on our outstanding indebtedness under the secured revolving credit facility

Other income (expense), net decreased $4.1 million

•

Decrease of $4.7 million attributable to funds received in the prior year period from the U.S. Department of Health and Human Services as part of the Provider Relief Fund included within the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

•	Increase of $0.6 million associated with changes in foreign currency exchange rates

Six months ended June 30, 2021 compared to 2020

Interest expense, net decreased $0.4 million

•	Decrease of $0.4 million associated with interest expense incurred in the prior year on our outstanding indebtedness under the secured revolving credit facility

Other income (expense), net decreased $6.0 million

•	Decrease of $4.7 million attributable to funds received in the prior year period from the U.S. Department of Health and Human Services as part of the Provider Relief Fund included within the CARES Act
•	Decrease of $1.5 million associated with changes in foreign currency exchange rates

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Income tax (benefit) expense	$2,248	$1,592	41.2%	$2,041	$(18,440)	(111.1%)
Effective tax rate	48.2%	(9.5%)	57.7%	(150.6%)	164.7%	(315.3%)

Three months ended June 30, 2021 compared to 2020

The increase in the effective tax rate compared to the prior year period was primarily a result of the following factors:

•	Certain losses not benefitted
•	Changes in financial expenses not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of tax benefits related to certain performance stock units that were forfeited in the current period
•	Decreases in non-deductible executive compensation

The primary factors affecting our effective tax rate for the second quarter of 2021 are as follows:

•	Certain losses not benefitted
•	Financial expenses not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of tax benefits related to certain performance stock units that were forfeited in the current period
•	Non-deductible executive compensation

Six months ended June 30, 2021 compared to 2020

The decrease in the effective tax rate compared to the prior year period was primarily a result of the following factors:

•	Certain losses not benefitted
•	Changes in financial expenses not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of tax benefits related certain performance stock units that were forfeited in the current period
•	Benefits related to statute expirations for previously unrecognized tax benefits

•	Decreases in non-deductible executive compensation

The primary factors affecting our effective tax rate for the six months ended June 30, 2021 are as follows:

•	Certain losses not benefitted
•	Reversal of tax benefits related to certain performance stock units that were forfeited in the current period
•	Non-deductible executive compensation
•	Favorable tax ruling related to certain previously unrecognized tax benefits

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

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Global Spine	$19,032	$(3,707)	$30,927	$18,710
Global Orthopedics	1,775	(3,359)	(454)	(5,253)
Corporate	(8,030)	(1,923)	(15,859)	(10,063)
Total EBITDA	$12,777	$(8,989)	$14,614	$3,394
Depreciation and amortization	(7,559)	(6,942)	(15,002)	(13,269)
Interest expense, net	(550)	(901)	(967)	(1,324)
Income (loss) before income taxes	$4,668	$(16,832)	$(1,355)	$(11,199)

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at June 30, 2021, totaled $80.5 million compared to $96.8 million at December 31, 2020.

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	Change
Net cash from operating activities	$264	$30,094	$(29,830)
Net cash from investing activities	(9,792)	(28,572)	18,780
Net cash from financing activities	(6,528)	101,918	(108,446)
Effect of exchange rate changes on cash	(243)	(452)	209
Net change in cash, cash equivalents and restricted cash	$(16,299)	$102,988	$(119,287)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2021	2020	Change
Net cash from operating activities	$264	$30,094	$(29,830)
Capital expenditures	(9,792)	(9,332)	(460)
Free cash flow	$(9,528)	$20,762	$(30,290)

Operating Activities

Cash flows from operating activities decreased $29.8 million

•	Decrease in net income of $10.6 million
•	Net increase of $12.3 million for non-cash gains and losses, largely related to changes in fair value of contingent consideration and deferred income taxes
•

Net decrease of $31.5 million in relating to changes in working capital accounts, primarily attributable to accounts receivable and changes in our contract liability associated with the CMS Accelerated and Advance Payment Program

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 55 days at June 30, 2021 compared to 84 days at June 30, 2020. Inventory turns increased to 1.3 times as of June 30, 2021 compared to 1.2 times as of June 30, 2020.

Investing Activities

Cash flows from investing activities increased $18.8 million

•	Increase of $18.0 million associated with cash paid in March 2020 to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones
•	Increase of $1.2 million associated with cash paid to acquire certain assets of a former distributor in the prior year period
•	Partially offset by a decrease in capital expenditures of $0.5 million

Financing Activities

Cash flows from financing activities decreased $108.4 million

•	Decrease of $100.0 million from proceeds borrowed under our secured revolving credit facility in 2020
•

Decrease of $8.4 million associated with cash paid for the achievement of a revenue-based milestone associated with the Spinal Kinetics acquisition; the milestone payment totaled $15.0 million with a portion of the payment reflected in both operating and financing activities

Credit Facilities

As of June 30, 2021, we had no borrowings outstanding under the secured revolving credit facility. In addition, we had no borrowings outstanding under on our €5.5 million ($6.5 million) available lines of credit in Italy. We were in compliance with all required financial covenants as of June 30, 2021.

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

In April 2020, we received $13.9 million in funds from the CMS Accelerated and Advance Payment Program to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. Starting in April 2021, Medicare began to recoup 25% of Medicare payments otherwise owed to the provider or supplier for submitted claims. After 11 months, recoupment will increase to 50% for another 6 months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid. As of June 30, 2021, the balance of the contract liability associated with the Accelerated and Advance Payment Program of the CARES Act totaled $11.0 million. The Company has classified the entire balance of this contract liability within other current liabilities based upon the Company’s estimates of when such funds will be recouped.

Further, as part of the CARES Act, we were permitted to defer all employer social security payroll tax payments through December 31, 2020, such that 50% of the taxes would be deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of December 31, 2020, the Company had deferred $0.6 million in social security payroll tax payments under this program. All of these deferred tax payments were then repaid in January 2021. Therefore, as of June 30, 2021, we have no deferred balance associated with this program.

Spinal Kinetics Contingent Consideration

Under the terms of the acquisition agreement under which we acquired Spinal Kinetics, we agreed to make contingent milestone payments of up to $60.0 million in cash to former Spinal Kinetics’ shareholders. One milestone payment, which was for $15.0 million, became due upon FDA approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”). The FDA Milestone was achieved and paid in 2019. Another milestone payment, which was for $15.0 million, became due upon the achievement of the trailing-twelve month artificial disc sales of over $30.0 million in the first quarter of 2021. We made this payment in the second quarter of 2021.

The remaining milestone payment is a revenue-based milestone payment of $30.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement as of June 30, 2021, was $20.7 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration (ultimate payment will either be $30.0 million or the liability will be reversed if the milestone is not met within the required timeline). As of June 30, 2021, we classified the remaining contingent consideration liability within other long-term liabilities. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

FITBONE Asset Acquisition

On February 3, 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. At the time of the acquisition, we also entered into a Contract Manufacturing and Supply Agreement (“CMSA”) with Wittenstein. The CMSA with Wittenstein has an initial term of up to two years to manufacture the FITBONE product line. As consideration for the CMSA, we will pay $2.0 million to Wittenstein at the conclusion of the agreement if certain conditions are met in relation to the prompt delivery of manufactured products. This payment is expected to be made in the first quarter of 2022.

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

IGEA S.p.A Exclusive License and Distribution Agreement

On April 7, 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we will have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, of which $0.5 million was paid in the second quarter of 2021, with certain payments contingent upon achieving an FDA milestone. The License Agreement also includes certain minimum purchase requirements.

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.6 million (based upon foreign exchange rates as of June 30, 2021) of our cash in Brazil was frozen upon request to satisfy a judgment. Although we are appealing the judgment, this cash has been reclassified to restricted cash. As of June 30, 2021, we have an accrual of $1.7 million related to this matter, which is classified within other current liabilities

Off-balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued or adopted accounting pronouncements. As of June 30, 2021, we do not expect any of the issued Accounting Standards Updates to materially affect our condensed consolidated financial statements upon adoption.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of . Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

The COVID-19 pandemic and related supply chain and raw material disruptions could have a continuing material impact on our global operations and the operations of our supply chain, which could adversely impact our business results and financial condition.

We rely on a limited number of suppliers to manufacture or supply certain products or components. In the event of interruption within our supply chain, or global shortages of key supplies or components, we may not be able to increase capacity from other sources or develop alternative or secondary sources without incurring material additional costs and/or substantial delays. For example, the COVID-19 pandemic has led to a global shortage of semiconductor chips, which are used in certain of our products. This shortage appears primarily to have been caused by manufacturers experiencing shutdowns or slowdowns during the pandemic, and it may take several fiscal quarters or longer for normalized capacity to return. In addition, limitations in key raw material supplies could also cause semiconductor chip and other component shortages to continue. To the extent it continues, or more shortages are experienced, particularly on a longer term basis, this could adversely affect our ability to procure such components and manufacture certain of our products or it could require us to redesign any affected products in order to incorporate more readily available components, which may require additional regulatory testing and approvals. Thus, our business could be adversely affected in a significant manner if one or more of our suppliers are impacted by any interruption at a particular location or in relation to a particular material or component.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the second quarter of 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

10.1	Amendment No. 2 to the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan

10.2	Amendment No. 2 to the Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: August 6, 2021	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: August 6, 2021	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer