Form 10-Q
period 2021-09-30
Orthofix Medical Inc.
filed 2021-11-05
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, 19,745,269 shares of common stock were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$82,710	$96,291
Restricted cash	505	530
Accounts receivable, net of allowances of $4,928 and $4,848, respectively	68,971	72,423
Inventories	84,678	84,635
Prepaid expenses and other current assets	23,348	16,500
Total current assets	260,212	270,379
Property, plant, and equipment, net	58,784	63,613
Intangible assets, net	54,794	60,517
Goodwill	83,357	84,018
Deferred income taxes	22,745	25,042
Other long-term assets	20,503	22,292
Total assets	$500,395	$525,861
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$19,437	$23,118
Current portion of finance lease liability	2,570	510
Other current liabilities	57,997	80,271
Total current liabilities	80,004	103,899
Long-term portion of finance lease liability	20,044	22,338
Other long-term liabilities	35,514	42,760
Total liabilities	135,562	168,997
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,741,410 and 19,423,874 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,974	1,942
Additional paid-in capital	307,783	292,291
Retained earnings	53,812	59,379
Accumulated other comprehensive income	1,264	3,252
Total shareholders’ equity	364,833	356,864
Total liabilities and shareholders’ equity	$500,395	$525,861

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2021	2020	2021	2020
Net sales	$112,428	$110,985	$339,415	$288,943
Cost of sales	28,307	26,243	81,660	72,818
Gross profit	84,121	84,742	257,755	216,125
Sales and marketing	56,097	52,926	164,220	150,718
General and administrative	16,312	16,541	51,091	49,453
Research and development	12,360	9,962	36,378	28,691
Acquisition-related amortization and remeasurement (Note 12)	(335)	1,138	5,028	(2,766)
Operating income (loss)	(313)	4,175	1,038	(9,971)
Interest expense, net	(433)	(731)	(1,400)	(2,055)
Other income (expense), net	(1,789)	1,817	(3,528)	6,088
Income (loss) before income taxes	(2,535)	5,261	(3,890)	(5,938)
Income tax benefit (expense)	364	(607)	(1,677)	17,833
Net income (loss)	$(2,171)	$4,654	$(5,567)	$11,895

Net income (loss) per common share:
Basic	$(0.11)	$0.24	$(0.28)	$0.62
Diluted	(0.11)	0.24	(0.28)	0.61
Weighted average number of common shares:
Basic	19,769,823	19,335,718	19,633,782	19,217,057
Diluted	19,769,823	19,398,567	19,633,782	19,319,302

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt securities	513	—	(115)	—
Currency translation adjustment	(719)	2,275	(1,901)	2,048
Other comprehensive income (loss), before tax	(206)	2,275	(2,016)	2,048
Income tax benefit (expense) related to other comprehensive income (loss)	(128)	—	28	—
Other comprehensive income (loss), net of tax	(334)	2,275	(1,988)	2,048
Comprehensive income (loss)	$(2,505)	$6,929	$(7,555)	$13,943

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2020	19,423,874	$1,942	$292,291	$59,379	$3,252	$356,864
Net loss	—	—	—	(5,816)	—	(5,816)
Other comprehensive loss, net of tax	—	—	—	—	(1,573)	(1,573)
Share-based compensation expense	—	—	3,721	—	—	3,721
Common shares issued, net	50,510	5	1,617	—	—	1,622
At March 31, 2021	19,474,384	$1,947	$297,629	$53,563	$1,679	$354,818
Net income	—	—	—	2,420	—	2,420
Other comprehensive loss, net of tax	—	—	—	—	(81)	(81)
Share-based compensation expense	—	—	3,907	—	—	3,907
Common shares issued, net	194,745	20	1,200	—	—	1,220
At June 30, 2021	19,669,129	$1,967	$302,736	$55,983	$1,598	$362,284
Net loss	—	—	—	(2,171)	—	(2,171)
Other comprehensive loss, net of tax	—	—	—	—	(334)	(334)
Share-based compensation expense	—	—	3,842	—	—	3,842
Common shares issued, net	72,281	7	1,205	—	—	1,212
At September 30, 2021	19,741,410	$1,974	$307,783	$53,812	$1,264	$364,833

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2019	19,022,619	$1,902	$271,019	$57,749	$(3,039)	$327,631
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	(887)	—	(887)
Net income	—	—	—	25,665	—	25,665
Other comprehensive loss, net of tax	—	—	—	—	(1,711)	(1,711)
Share-based compensation expense	—	—	3,859	—	—	3,859
Common shares issued, net	33,559	4	808	—	—	812
At March 31, 2020	19,056,178	$1,906	$275,686	$82,527	$(4,750)	$355,369
Net loss	—	—	—	(18,424)	—	(18,424)
Other comprehensive income, net of tax	—	—	—	—	1,484	1,484
Share-based compensation expense	—	—	4,699	—	—	4,699
Common shares issued, net	152,885	15	1,902	—	—	1,917
At June 30, 2020	19,209,063	$1,921	$282,287	$64,103	$(3,266)	$345,045
Net income	—	—	—	4,654	—	4,654
Other comprehensive income, net of tax	—	—	—	—	2,275	2,275
Share-based compensation expense	—	—	3,841	—	—	3,841
Common shares issued, net	58,357	6	(925)	—	—	(919)
At September 30, 2020	19,267,420	$1,927	$285,203	$68,757	$(991)	$354,896

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(5,567)	$11,895
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	22,153	22,299
Amortization of operating lease assets, debt costs, and other assets	2,645	2,811
Provision for expected credit losses	376	945
Deferred income taxes	2,228	(2,471)
Share-based compensation expense	11,470	12,399
Interest and (gain) loss on valuation of investment securities	(305)	219
Change in fair value of contingent consideration	(2,375)	(7,600)
Other	743	(1,798)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	2,729	11,551
Inventories	(866)	246
Prepaid expenses and other current assets	(6,987)	2,453
Accounts payable	(2,983)	(3,106)
Other current liabilities	(3,951)	5,742
Contract liability (Note 10)	(5,951)	13,851
Payment of contingent consideration	(6,595)	—
Other long-term assets and liabilities	(68)	(17,455)
Net cash from operating activities	6,696	51,981
Cash flows from investing activities
Acquisition of a business	—	(18,000)
Capital expenditures for property, plant and equipment	(11,560)	(11,625)
Capital expenditures for intangible assets	(1,221)	(1,079)
Purchase of investment securities	—	(5,000)
Asset acquisitions and other investments	(1,250)	(7,240)
Net cash from investing activities	(14,031)	(42,944)
Cash flows from financing activities
Proceeds from revolving credit facility	—	100,000
Repayment of revolving credit facility	—	(100,000)
Proceeds from issuance of common shares	6,238	3,839
Payments related to withholdings for share-based compensation	(2,184)	(2,029)
Payments related to finance lease obligation	(395)	(204)
Payment of contingent consideration	(8,405)	—
Other financing activities	(927)	(1,023)
Net cash from financing activities	(5,673)	583
Effect of exchange rate changes on cash	(598)	277
Net change in cash, cash equivalents, and restricted cash	(13,606)	9,897
Cash, cash equivalents, and restricted cash at the beginning of period	96,821	70,403
Cash, cash equivalents, and restricted cash at the end of period	$83,215	$80,300

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$82,710	$79,810
Restricted cash	505	490
Cash, cash equivalents, and restricted cash at the end of period	$83,215	$80,300
Noncash investing activities - Purchase of intangible assets	$—	$1,575

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; contractual allowances; allowances for expected credit losses; inventories; valuation of intangible assets; goodwill; fair value measurements, including contingent consideration; litigation and contingent liabilities; tax matters; and share-based compensation. Actual results could differ from these estimates.

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

In March 2020, the CARES Act entered into federal law, which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and to provide general support to the U.S. economy. The CARES Act, among other things, included provisions relating to the deferment of employer social security payments and technical corrections to tax depreciation methods for qualified improvement property. The Company recorded a benefit for the three months ended March 31, 2020 that was reversed in the period ending June 30, 2020. The CARES Act had no impact to the Company’s income tax benefit (expense) reported within the condensed consolidated statements of operations for the three and nine months ended September 30, 2021. The CARES Act provided financial relief to the Company through other various programs, which are each described in further detail below.

In April 2020, the Company received $13.9 million in funds from the Centers for Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program. For discussion of the Company’s accounting for these funds, see Note 10.

In addition, as part of the CARES Act, the Company was permitted to defer all employer social security payroll tax payments through December 31, 2020, such that 50% of the payroll taxes would be deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of December 31, 2020, the Company had deferred $0.6 million in social security payroll tax payments under this program. All of these deferred tax payments were then repaid in January 2021. As of September 30, 2021, the Company has no deferred balance associated with this program.

Consolidated Appropriations Act of 2021 (the “Consolidated Appropriations Act”)

On December 27, 2020, the Consolidated Appropriations Act entered into federal law. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for the three and nine months ended September 30, 2021.

American Rescue Plan Act of 2021 (the “American Rescue Plan”)

On March 11, 2021, the American Rescue Plan entered into federal law. The American Rescue Plan, among other things, included provisions related to the deduction of executive compensation beginning in 2027. The American Rescue Plan had no impact to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2021.

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

The transaction was approved by the Company’s Audit and Finance Committee, with the Audit and Finance Committee directly supervising the negotiations of the transaction. Mr. Serbousek was excluded from such discussions and did not participate in the negotiation or evaluation of the transaction. Mr. Serbousek also continues to be excluded from the oversight of the Company’s development and commercialization activities in relation to the acquired technology and all other matters relating to the relationship between the Company and the counterparty.

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	September 30, 2021	December 31, 2020
Raw materials	$7,992	$8,442
Work-in-process	14,977	12,149
Finished products	17,164	29,142
Field/consignment	44,545	34,902
Inventories	$84,678	$84,635

5. Leases

A summary of the Company’s lease portfolio as of September 30, 2021 and December 31, 2020 is presented in the table below:

(U.S. Dollars, in thousands)	Classification	September 30, 2021	December 31, 2020
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$3,571	$4,840
Finance leases	Property, plant and equipment, net	19,114	20,552
Total ROU assets		$22,685	$25,392

Lease Liabilities
Current
Operating leases	Other current liabilities	$2,002	$2,092
Finance leases	Current portion of finance lease liability	2,570	510
Long-term
Operating leases	Other long-term liabilities	1,713	2,946
Finance leases	Long-term portion of finance lease liability	20,044	22,338
Total lease liabilities		$26,329	$27,886

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,469	$3,170
Operating cash flows from finance leases	680	458
Financing cash flows from finance leases	395	204
ROU assets obtained in exchange for lease obligations
Operating leases	460	619
Finance leases	149	1,949

6. Long-term debt

As of September 30, 2021, the Company had no borrowings outstanding under the secured revolving credit facility and was in compliance with all required financial covenants.

In addition, the Company had no borrowings on its €5.5 million ($6.4 million) available lines of credit in Italy as of September 30, 2021.

7. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	September 30, 2021				December 31, 2020
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical preferred equity securities	$—	$5,000	$—	$5,000	$5,000
Neo Medical convertible loan agreement	—	—	7,080	7,080	7,160
Bone Biologics equity securities	—	—	—	—	—
Total	$—	$5,000	$7,080	$12,080	$12,160
Liabilities
Spinal Kinetics contingent consideration	$—	$—	$(18,400)	$(18,400)	$(35,400)
Other contingent consideration	—	—	—	—	(375)
Deferred compensation plan	—	(1,405)	—	(1,405)	(1,441)
Total	$—	$(1,405)	$(18,400)	$(19,805)	$(37,216)

Neo Medical Equity Investment and Convertible Loan Agreement

On October 1, 2020, the Company purchased preferred shares of Neo Medical SA, a privately held Swiss-based Medtech company (“Neo Medical”), for consideration of $5.0 million and entered into a Convertible Loan Agreement pursuant to which Orthofix loaned Neo Medical CHF 4.6 million (the “Convertible Loan”).

The equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2021, the carrying value of this investment remained at $5.0 million.

The Convertible Loan matures on October 1, 2024; however, if a change in control of Neo Medical occurs prior to the maturity date, the Convertible Loan shall become immediately due upon such event. The Convertible Loan is recorded in other long-term assets as an available for sale debt security at fair value, with applicable interest recorded in interest income. The fair value of the Convertible Loan, including accrued interest, is based upon significant unobservable inputs, including the use of Monte Carlo simulations, option-pricing models, and a probability-weighted discounted cash flows model, requiring the Company to develop its own assumptions. Therefore, the Company has categorized this asset as a Level 3 financial asset.

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, the probability and amount of subsequent capital raises by Neo Medical in order to fund the business, and projected cash flows in support of the estimated enterprise value of Neo Medical.  Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of credit losses. As of September 30, 2021, the Company has not recognized any credit losses related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2021	2020
Fair value of Neo Medical Convertible Loan at January 1	$7,160	$—
Interest recognized in interest income, net	305	—
Foreign currency remeasurement recognized in other expense, net	(270)	—
Unrealized loss recognized in other comprehensive income (loss)	(115)	—
Fair value of Neo Medical Convertible Loan at September 30	7,080	—
Amortized cost basis of Neo Medical Convertible Loan at September 30	5,314	—

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of September 30, 2021:

(U.S. Dollars, in thousands)	Fair Value as of September 30, 2021	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$7,080	Cost of equity discount rate	21.6%
		Implied volatility	90.4%

Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The Spinal Kinetics contingent consideration consisted of potential future milestone payments of up to $60.0 million in cash. The milestone payments included (i) $15.0 million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. Milestones must be achieved within five years of April 30, 2018 to trigger applicable payments. The FDA Milestone was achieved and paid in 2019. A second milestone payment, totaling $15.0 million, was achieved in the first quarter of 2021 and paid in the second quarter of 2021 upon meeting certain net sales targets.

The estimated fair value of the remaining Spinal Kinetics contingent consideration was $18.4 million as of September 30, 2021. The estimated fair value reflects assumptions made by management as of September 30, 2021, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration (ultimate payment will either be $30.0 million or the liability will be reversed if the milestone is not met within the required timeline). As of September 30, 2021, the Company has classified the remaining contingent consideration liability within other long-term liabilities. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2021	2020
Spinal Kinetics contingent consideration estimated fair value at January 1	$35,400	$42,700
Decrease in fair value recognized in acquisition-related amortization and remeasurement	(2,000)	(7,600)
Payment made	(15,000)	—
Spinal Kinetics contingent consideration estimated fair value at September 30	$18,400	$35,100

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

The following table provides a range of key assumptions used within the valuation as of September 30, 2021.

(U.S. Dollars, in thousands)	Fair Value as of September 30, 2021	Valuation Technique	Unobservable inputs	Range
Spinal Kinetics contingent consideration	$18,400	Discounted cash flow	Revenue discount rate	6.5% - 6.7%
			Payment discount rate	3.9% - 4.0%
			Projected year of achievement	2022

8. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses this liability based upon current facts and circumstances. As a result, the Company recorded expense of $0.6 million and $1.1 million for the three and nine months ended September 30, 2021 and expense of $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company has accrued $7.7 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

Brazil

In 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of September 30, 2021) of the Company’s cash in Brazil was frozen upon request to satisfy a judgment. Although the Company is appealing the judgment, this cash has been reclassified to restricted cash. As of September 30, 2021, the Company has an accrual of $0.8 million related to this matter, which is classified within other current liabilities.

9. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income (loss) were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$1,833	$1,419	$3,252
Other comprehensive loss	(1,901)	(115)	(2,016)
Income taxes	—	28	28
Balance at September 30, 2021	$(68)	$1,332	$1,264

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Orthopedics. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants, and Biologics.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	Change
Bone Growth Therapies	$45,168	$47,066	-4.0%
Spinal Implants	28,151	25,505	10.4%
Biologics	12,806	15,245	-16.0%
Global Spine	86,125	87,816	-1.9%
Global Orthopedics	26,303	23,169	13.5%
Net sales	$112,428	$110,985	1.3%

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	Change
Bone Growth Therapies	$137,821	$120,888	14.0%
Spinal Implants	83,943	67,025	25.2%
Biologics	41,351	40,319	2.6%
Global Spine	263,115	228,232	15.3%
Global Orthopedics	76,300	60,711	25.7%
Net sales	$339,415	$288,943	17.5%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Product sales	$100,004	$96,305	$299,214	$250,161
Marketing service fees	12,424	14,680	40,201	38,782
Net sales	$112,428	$110,985	$339,415	$288,943

Product sales primarily consist of the sale of bone growth therapies devices, motion preservation products, spine fixation products, and orthopedics products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and nine months ended September 30, 2021 and 2020:

(U.S. Dollars, in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for expected credit losses beginning balance	$4,471	$6,364	$4,848	$3,987
Impact of adoption of ASU 2016-13	—	—	—	1,120
Current period provision (recovery) for expected credit losses	590	(619)	376	945
Write-offs charged against the allowance and other	(54)	(309)	(134)	(647)
Effect of changes in foreign exchange rates	(79)	88	(162)	119
Allowance for expected credit losses ending balance	$4,928	$5,524	$4,928	$5,524

Contract Liabilities

The Company’s contract liabilities largely relate to a prepayment of $13.9 million received in April 2020 from the CMS as part of the Accelerated and Advance Payment Program of the CARES Act.

In October 2020, the President of the United States signed the “Continuing Appropriations Act, 2021 and Other Extensions Act,” which relaxed a number of the Medicare Accelerated and Advance Payment Programs recoupment terms for providers and suppliers that received funds from the program. Starting in April 2021, Medicare began to recoup 25% of Medicare payments otherwise owed to the provider or supplier for submitted claims. After 11 months, recoupment will increase to 50% for another 6 months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid.

As of September 30, 2021, the balance of the contract liability associated with the Accelerated and Advance Payment Program of the CARES Act totaled $7.9 million. The Company has classified the entire balance of this contract liability within other current liabilities based upon the Company’s estimates of when such funds will be recouped.

The following table provides a detail of changes in the Company’s contract liability associated with the Accelerated and Advanced Payment Program for the three and nine months ended September 30, 2021 and 2020:

(U.S. Dollars, in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contract liability beginning balance	$10,971	$13,851	$13,851	$—
Additions	—	—	—	13,851
Recoupment recognized in net sales	(3,071)	—	(5,951)	—
Contract liability ending balance	$7,900	$13,851	$7,900	$13,851

Other Contract Assets

The Company’s contract assets, excluding trade accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of Orthofix products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $1.7 million and $2.0 million as of September 30, 2021 and December 31, 2020, respectively.

11. Business segment information

The Company has two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the Company is earnings before interest, tax, depreciation, and amortization (“EBITDA”). Corporate activities are comprised of operating expenses and activities not directly identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The table below presents EBITDA by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Global Spine	$13,908	$19,960	$44,835	$38,670
Global Orthopedics	(196)	1,258	(650)	(3,995)
Corporate	(8,663)	(6,196)	(24,522)	(16,259)
Total EBITDA	$5,049	$15,022	$19,663	$18,416
Depreciation and amortization	(7,151)	(9,030)	(22,153)	(22,299)
Interest expense, net	(433)	(731)	(1,400)	(2,055)
Income (loss) before income taxes	$(2,535)	$5,261	$(3,890)	$(5,938)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Global Spine
U.S.	$79,983	$83,477	$246,815	$215,819
International	6,142	4,339	16,300	12,413
Total Global Spine	86,125	87,816	263,115	228,232

Global Orthopedics
U.S.	6,010	6,356	17,757	16,439
International	20,293	16,813	58,543	44,272
Total Global Orthopedics	26,303	23,169	76,300	60,711

Consolidated
U.S.	85,993	89,833	264,572	232,258
International	26,435	21,152	74,843	56,685
Net sales	$112,428	$110,985	$339,415	$288,943

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) the remeasurement of any related contingent consideration arrangements, and (iii) recognized costs associated with acquired in-process research and development (“IPR&D”) assets, which are recognized immediately upon acquisition. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Changes in fair value of contingent consideration	$(2,300)	$(700)	$(2,375)	$(7,600)
Amortization of acquired intangibles	1,965	1,838	5,903	4,834
Acquired IPR&D	—	—	1,500	—
Total	$(335)	$1,138	$5,028	$(2,766)

On April 7, 2021, the Company entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. As consideration for the License Agreement, the Company agreed to pay up to $4.0 million, with certain payments contingent upon reaching an FDA milestone. Of this amount, $0.5 million was paid in the second quarter of 2021, which was recognized as acquired IPR&D costs within acquisition-related amortization and remeasurement. The License Agreement also includes certain minimum purchase requirements.

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Cost of sales	$200	$149	$587	$535
Sales and marketing	831	668	2,505	2,897
General and administrative	2,531	2,770	7,667	7,939
Research and development	280	254	711	1,028
Total	$3,842	$3,841	$11,470	$12,399

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Stock options	$382	$786	$1,441	$1,840
Time-based restricted stock awards and units	1,819	1,632	5,565	6,804
Market-based restricted stock units	1,212	1,049	3,162	2,529
Stock purchase plan	429	374	1,302	1,226
Total	$3,842	$3,841	$11,470	$12,399

During the three months ended September 30, 2021 and 2020, the Company issued 72,281 and 58,357 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the nine months ended September 30, 2021 and 2020, the Company issued 317,536 and 244,801 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs, including discrete items. Due to the impact of losses not benefited by the Company’s European manufacturing subsidiary and certain non-deductible financial statement expenses, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and nine months ended September 30, 2021.

For the three months ended September 30, 2021 and 2020, the effective tax rate was 14.4% and 11.5%, respectively. For the nine months ended September 30, 2021 and 2020, the effective tax rate was (43.1%) and 300.3%. The primary factors affecting the Company’s effective tax rate for the three and nine months ended September 30, 2021, were certain losses not benefited, the remeasurement of contingent consideration (which is predominantly not recognized for tax purposes), limits on the deductibility of executive compensation, the reversal of tax benefits related to certain performance stock units forfeited in the current year, and a favorable tax ruling related to certain previously unrecognized tax benefits.

During the first quarter, the Company received a favorable ruling related to certain previously unrecognized tax benefits, which resulted in the recognition of a net benefit of $0.3 million for the nine months ended September 30, 2021. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state, and foreign matters could be reduced by $1.0 million to $1.5 million as audits close and statutes expire.

15. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three and nine months ended September 30, 2021, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares-basic	19,769,823	19,335,718	19,633,782	19,217,057
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	10,607	—	41,701
Unvested restricted stock awards and units	—	52,242	—	60,544
Weighted average common shares-diluted	19,769,823	19,398,567	19,633,782	19,319,302

There were 2,055,405 and 1,771,113 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the three months ended September 30, 2021 and 2020, respectively, and 1,626,804 and 1,527,735 weighted average outstanding stock options and restricted stock awards and units not included in the diluted EPS computation for the nine months ended September 30, 2021 and 2020, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock awards and units, all necessary conditions had not been satisfied by the end of the respective period.

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

Notable financial metrics and achievements in the third quarter of 2021 include the following:

•	Net sales of $112.4 million, an increase of 1.3% compared to the prior year
•	Double-digit growth over the prior year period for both global Spinal Implants and Orthopedics
•	Over 1,000 U.S. surgeons trained and 60,000 M6-C artificial cervical discs implanted worldwide to date
•	Launched Opus Mg Set synthetic bone void filler
•	Submitted AccelStim PMA application for the healing of fresh fractures

COVID-19 Update and Outlook

The global COVID-19 pandemic has significantly affected our hospital and physician customers, patients, communities, employees, and business operations. At various points in time, the pandemic has led to the cancellation or deferral of elective surgeries and procedures with certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of businesses. At this time, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets. Significant progress has been made on therapeutic treatments and the development and distribution of vaccines, though the efficacy, timing, and adoption of various treatments and vaccines continue to be uncertain.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during 2021 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude and length of increased case waves in certain geographies, (ii) the existence of multiple strains or variants of the virus that cause COVID-19, and the effectiveness of treatments and vaccines against such variants, (iii) the comfort level of patients in returning to clinics and hospitals, (iv) the extent to which localized elective surgery shutdowns occur, (v) the unemployment rate’s effect on potential patients lacking medical insurance coverage, (vi) the effects of any supply chain disruption or raw material shortages for key product components, (vii) potential labor shortages for our customers or suppliers, and (viii) general hospital capacity constraints occurring because of the need to treat COVID-19 patients.

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations and comprehensive income (loss) as a percent of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (%)	2020 (%)	2021 (%)	2020 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	25.2	23.6	24.1	25.2
Gross profit	74.8	76.4	75.9	74.8
Sales and marketing	49.9	47.7	48.4	52.2
General and administrative	14.5	14.9	15.1	17.1
Research and development	11.0	9.0	10.7	9.9
Acquisition-related amortization and remeasurement	(0.3)	1.0	1.4	(0.9)
Operating income (loss)	(0.3)	3.8	0.3	(3.5)
Net income (loss)	(1.9)	4.2	(1.6)	4.1

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended September 30,		Percentage Change
(U.S. Dollars, in thousands)	2021	2020	Reported	Constant Currency
Bone Growth Therapies	$45,168	$47,066	-4.0%	-4.0%
Spinal Implants	28,151	25,505	10.4%	10.2%
Biologics	12,806	15,245	-16.0%	-16.0%
Global Spine	86,125	87,816	-1.9%	-2.0%
Global Orthopedics	26,303	23,169	13.5%	12.2%
Net sales	$112,428	$110,985	1.3%	1.0%

	Nine Months Ended September 30,		Percentage Change
(U.S. Dollars, in thousands)	2021	2020	Reported	Constant Currency
Bone Growth Therapies	$137,821	$120,888	14.0%	14.0%
Spinal Implants	83,943	67,025	25.2%	24.4%
Biologics	41,351	40,319	2.6%	2.6%
Global Spine	263,115	228,232	15.3%	15.0%
Global Orthopedics	76,300	60,711	25.7%	20.1%
Net sales	$339,415	$288,943	17.5%	16.1%

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

Three months ended September 30, 2021 compared to 2020

Net sales decreased $1.7 million or 1.9%

•

Bone Growth Therapies net sales decreased $1.9 million or 4.0%, primarily driven by increased COVID-19 related restrictions affecting complex overnight procedures, which are a large part of the patient population receiving Bone Growth Therapy devices, partially offset by growth in PhysioStim devices prescribed for healing non-union orthopedic fractures

•

Spinal Implants net sales increased $2.6 million or 10.4%, driven by the growth of our Spine Fixation product line internationally, coupled with the continued growth and adoption of our Motion Preservation product line in the U.S.

•

Biologics net sales decreased $2.4 million or 16.0%, primarily driven by a decrease in complex overnight procedure volumes as a result of COVID-19 related restrictions from the Delta variant across portions of the U.S.

Nine months ended September 30, 2021 compared to 2020

Net sales increased $34.9 million or 15.3%

•

Bone Growth Therapies net sales increased $16.9 million or 14.0%, primarily driven by an increase in gross orders across all sales channels as restrictions associated with the COVID-19 pandemic have lessened, particularly when compared to the second quarter of 2020

•

Spinal Implants net sales increased $16.9 million or 25.2%, primarily driven by the continued recovery from the effects of the COVID-19 pandemic within our Spine Fixation product line, both in the U.S. and internationally, and from the continued growth and adoption of our Motion Preservation product line in the U.S.

•

Biologics net sales increased $1.0 million or 2.6%, primarily driven by the continued recovery from the effects of the COVID-19 pandemic and an increase in revenues from new distributors added over the last 12 months

Global Orthopedics

Global Orthopedics offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions in adults and children unrelated to the spine. Global Orthopedics distributes its products globally through a network of distributors and sales representatives to sell orthopedic products to hospitals and health providers.

Three months ended September 30, 2021 compared to 2020

Net sales increased $3.1 million or 13.5%

•	Increased order volumes from our international stocking distributors following prior COVID-19 elective procedure delays
•	Continued growth in our FITBONE product line
•	Increase of $0.3 million due to changes in foreign currency exchange rates, which had a favorable impact on net sales

Nine months ended September 30, 2021 compared to 2020

Net sales increased $15.6 million or 25.7%

•	Increase of $12.2 million, primarily driven by the continued recovery from the effects of the COVID-19 pandemic, both in the U.S. and internationally
•	Continued growth in our FITBONE product line
•	Increase of $3.4 million due to changes in foreign currency exchange rates, which had a favorable impact on net sales

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Net sales	$112,428	$110,985	1.3%	$339,415	$288,943	17.5%
Cost of sales	28,307	26,243	7.9%	81,660	72,818	12.1%
Gross profit	$84,121	$84,742	(0.7%)	$257,755	$216,125	19.3%
Gross margin	74.8%	76.4%	(1.5%)	75.9%	74.8%	1.1%

Three months ended September 30, 2021 compared to 2020

Gross profit decreased $0.6 million

•	Decrease primarily resulting from changes in geography and product mix compared to the prior year
•	Decrease of $1.0 million, primarily as a result of a short-term increase in electronic procurement costs caused by a global shortage of semiconductor chips, which are used in certain products
•	Partially offset by significant non-cash inventory-related charges in the prior year due to lower procedure volumes, largely as a result of COVID-19

Nine months ended September 30, 2021 compared to 2020

Gross profit increased $41.6 million

•

Increase primarily due to the continued recovery from the effects of the COVID-19 pandemic as net sales have recovered to levels consistent with periods prior to the COVID-19 pandemic and due to increased absorption of fixed costs when compared to the prior year period

•	Increase also a result of significant non-cash inventory-related charges in the prior year due to lower procedure volumes, largely as a result of COVID-19

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Sales and marketing	$56,097	$52,926	6.0%	$164,220	$150,718	9.0%
As a percentage of net sales	49.9%	47.7%	2.2%	48.4%	52.2%	(3.8%)

Three months ended September 30, 2021 compared to 2020

Sales and marketing expense increased $3.2 million

•	Increase primarily attributed to expenses for marketing events, trade shows, travel, and other related costs as local COVID-19 restrictions have eased in a number of locations

Nine months ended September 30, 2021 compared to 2020

Sales and marketing expense increased $13.5 million

•	Increase of $10.9 million in variable compensation expenses as a result of the recovery in net sales
•	Increase of $2.7 million in expenses for marketing events, trade shows, travel, and other related costs as local COVID-19 restrictions have eased in a number of locations

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
General and administrative	$16,312	$16,541	(1.4%)	$51,091	$49,453	3.3%
As a percentage of net sales	14.5%	14.9%	(0.4%)	15.1%	17.1%	(2.0%)

Three months ended September 30, 2021 compared to 2020

General and administrative expense decreased $0.2 million

•	Decrease of $1.4 million due to decreased spending on legal settlements, strategic investments, and succession and transition charges when compared to the prior year period
•

Partially offset by an increase of $1.0 million as a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, including the temporary suspension of our 401(k) match, and restrictions on travel and related expenses and hiring, which are no longer in place for 2021

Nine months ended September 30, 2021 compared to 2020

General and administrative expense increased $1.6 million

•

Increase largely a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, such as temporary salary reductions in the U.S., suspension of the 401(k) match, and restrictions on travel and related expenses, which are no longer in place for 2021 and from increased costs of medical claims in 2021

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Research and development	$12,360	$9,962	24.1%	$36,378	$28,691	26.8%
As a percentage of net sales	11.0%	9.0%	2.0%	10.7%	9.9%	0.8%

Three months ended September 30, 2021 compared to 2020

Research and development expense increased $2.4 million

•	Increase of $1.4 million related to costs to comply with recent European Union medical device reporting regulations
•	Increase in spending to support our development of new innovative and differentiated products or indications and the integration of certain acquired products and assets into our business
•

Increase also a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, including the temporary suspension of our 401(k) match and restrictions on travel and related expenses, which are no longer in place for 2021

Nine months ended September 30, 2021 compared to 2020

Research and development expense increased $7.7 million

•	Increase of $4.1 million related to costs to comply with recent European Union medical device reporting regulations
•	Increase in spending to support our development of new innovative and differentiated products or indications and the integration of certain acquired products and assets into our business
•

Increase also a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, including temporary salary reductions in the U.S., suspension of the 401(k) match, and restrictions on travel and related expenses, which are no longer in place for 2021

Acquisition-related Amortization and Remeasurement

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Acquisition-related amortization and remeasurement	$(335)	$1,138	(129.4%)	$5,028	$(2,766)	(281.8%)
As a percentage of net sales	(0.3%)	1.0%	(1.3%)	1.4%	(0.9%)	2.3%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) the remeasurement of any related contingent consideration arrangement, and (iii) recognized costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition.

Three months ended September 30, 2021 compared to 2020

Acquisition-related amortization and remeasurement decreased $1.5 million

•

Decrease of $1.6 million primarily related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•	Partially offset by an increase of $0.1 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions

Nine months ended September 30, 2021 compared to 2020

Acquisition-related amortization and remeasurement increased $7.8 million

•

Increase of $5.5 million primarily related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•	Increase of $1.5 million associated with acquired in-process research and development assets, which were recognized immediately upon acquisition
•	Increase of $1.1 million related to the amortization of intangible assets acquired through business combinations or asset acquisitions
•	Partially offset by a decrease of $0.4 million associated with the reassessment of contingent consideration associated with the acquisition of a former distributor

Non-operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Interest expense, net	$(433)	$(731)	(40.8%)	$(1,400)	$(2,055)	(31.9%)
Other income (expense), net	(1,789)	1,817	(198.5%)	(3,528)	6,088	(158.0%)

Three months ended September 30, 2021 compared to 2020

Interest expense, net decreased $0.3 million

•	Decrease of $0.2 million associated with interest expense incurred in the prior year on our outstanding indebtedness under the secured revolving credit facility

Other income (expense), net decreased $3.6 million

•

Decrease of $3.5 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $1.6 million in the third quarter of 2021 compared to a gain of $1.9 million in the third quarter of 2020

Nine months ended September 30, 2021 compared to 2020

Interest expense, net decreased $0.7 million

•	Decrease of $0.8 million associated with interest expense incurred in the prior year on our outstanding indebtedness under the secured revolving credit facility

Other income (expense), net decreased $9.6 million

•	Decrease of $5.0 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $3.2 million in 2021 compared to a gain of $1.8 million in 2020
•

Decrease of $4.7 million attributable to funds received in the prior year from the U.S. Department of Health and Human Services as part of the Provider Relief Fund included within the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	% Change	2021	2020	% Change
Income tax (benefit) expense	$(364)	$607	(160.0%)	$1,677	$(17,833)	(109.4%)
Effective tax rate	14.4%	11.5%	2.9%	(43.1%)	300.3%	(343.4%)

Three months ended September 30, 2021 compared to 2020

The increase in the effective tax rate compared to the prior year period was primarily a result of the following factors:

•	Certain losses not benefitted
•	Changes in financial benefits not recognized for tax purposes, primarily related to acquisition-related remeasurement

The primary factors affecting our effective tax rate for the third quarter of 2021 are as follows:

•	Certain losses not benefitted
•	Certain financial expenses not recognized for tax purposes, primarily related to acquisition-related Remeasurement
•	Reversal of tax benefits related to restricted stock units that vested in the current period
•	Non-deductible executive compensation

Nine months ended September 30, 2021 compared to 2020

The decrease in the effective tax rate compared to the prior year period was primarily a result of the following factors:

•	Certain losses not benefitted
•	Changes in financial benefits not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Decreases in reversal of tax benefits related to certain performance stock units that were forfeited, as well as settlement of certain restricted stock units that vested
•	Decreases in benefits related to statute expirations for previously unrecognized tax benefits

The primary factors affecting our effective tax rate for the nine months ended September 30, 2021 are as follows:

•	Certain losses not benefitted
•	Certain financial benefits not recognized for tax purposes, primarily related to acquisition-related remeasurement
•	Reversal of tax benefits related to certain performance stock units that were forfeited, as well as settlement of certain restricted stock units that vested

•	Non-deductible executive compensation
•	Favorable tax ruling related to certain previously unrecognized tax benefits

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	2021	2020
Global Spine	$13,908	$19,960	$44,835	$38,670
Global Orthopedics	(196)	1,258	(650)	(3,995)
Corporate	(8,663)	(6,196)	(24,522)	(16,259)
Total EBITDA	$5,049	$15,022	$19,663	$18,416
Depreciation and amortization	(7,151)	(9,030)	(22,153)	(22,299)
Interest expense, net	(433)	(731)	(1,400)	(2,055)
Income (loss) before income taxes	$(2,535)	$5,261	$(3,890)	$(5,938)

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at September 30, 2021, totaled $83.2 million compared to $96.8 million at December 31, 2020.

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	Change
Net cash from operating activities	$6,696	$51,981	$(45,285)
Net cash from investing activities	(14,031)	(42,944)	28,913
Net cash from financing activities	(5,673)	583	(6,256)
Effect of exchange rate changes on cash	(598)	277	(875)
Net change in cash, cash equivalents and restricted cash	$(13,606)	$9,897	$(23,503)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2021	2020	Change
Net cash from operating activities	$6,696	$51,981	$(45,285)
Capital expenditures	(12,781)	(12,704)	(77)
Free cash flow	$(6,085)	$39,277	$(45,362)

Operating Activities

Cash flows from operating activities decreased $45.3 million

•	Decrease in net income of $17.5 million
•	Net increase of $10.1 million for non-cash gains and losses, largely related to changes in fair value of contingent consideration and deferred income taxes
•

Net decrease of $38.0 million relating to changes in working capital accounts, primarily attributable to other current liabilities, accounts receivable, and changes in our contract liability associated with the CMS Accelerated and Advance Payment Program

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 56 days at September 30, 2021 compared to 61 days at September 30, 2020. Inventory turns increased to 1.3 times as of September 30, 2021 compared to 1.2 times as of September 30, 2020.

Investing Activities

Cash flows from investing activities increased $28.9 million

•	Increase of $18.0 million associated with cash paid in March 2020 to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones
•	Increase of $6.0 million associated with cash paid for acquisitions
•	Increase of $5.0 million associated with our purchase of preferred stock of Neo Medical SA in 2020

Financing Activities

Cash flows from financing activities decreased $6.3 million

•

Decrease of $8.4 million associated with cash paid for the achievement of a revenue-based milestone associated with the Spinal Kinetics acquisition; the milestone payment totaled $15.0 million with a portion of the payment reflected in both operating and financing activities

•	Partially offset by an increase in net proceeds of $2.2 million from the issuance of common shares

Credit Facilities

As of September 30, 2021, we had no borrowings outstanding under the secured revolving credit facility. In addition, we had no borrowings outstanding under on our €5.5 million ($6.4 million) available lines of credit in Italy. We were in compliance with all required financial covenants as of September 30, 2021.

Other

For information regarding contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Impact of COVID-19 and the CARES Act on Liquidity and Capital Resources

In March 2020, the CARES Act entered into U.S. federal law, which provided emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic.

In April 2020, we received $13.9 million in funds from the CMS Accelerated and Advance Payment Program to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. Starting in April 2021, Medicare began to recoup 25% of Medicare payments otherwise owed to the provider or supplier for submitted claims. After 11 months, recoupment will increase to 50% for another 6 months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid. As of September 30, 2021, the balance of the contract liability associated with the Accelerated and Advance Payment Program of the CARES Act totaled $7.9 million. The Company has classified the entire balance of this contract liability within other current liabilities based upon the Company’s estimates of when such funds will be recouped.

Further, as part of the CARES Act, we were permitted to defer all employer social security payroll tax payments through December 31, 2020, such that 50% of the taxes would be deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of December 31, 2020, the Company had deferred $0.6 million in social security payroll tax payments under this program. All deferred tax payments were repaid in January 2021. As of September 30, 2021, we have no deferred balance associated with this program.

Spinal Kinetics Contingent Consideration

Per the terms of the acquisition agreement under which we acquired Spinal Kinetics, we agreed to make contingent milestone payments of up to $60.0 million in cash to former Spinal Kinetics’ shareholders. One milestone payment, which was for $15.0 million, became due upon FDA approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”). The FDA Milestone was achieved and paid in 2019. A second milestone payment, totaling $15.0 million, was achieved in the first quarter of 2021 and paid in the second quarter of 2021 upon meeting certain net sales targets.

The remaining milestone payment is a revenue-based milestone payment of $30.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement as of September 30, 2021, was $18.4 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration (ultimate payment will either be $30.0 million or the liability will be reversed if the milestone is not met within the required timeline). As of

September 30, 2021, we classified the remaining contingent consideration liability within other long-term liabilities. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

FITBONE Asset Acquisition

In February 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. At the time of the acquisition, we also entered into a Contract Manufacturing and Supply Agreement (“CMSA”) with Wittenstein. The CMSA with Wittenstein has an initial term of up to two years to manufacture the FITBONE product line. As consideration for the CMSA, we will pay $2.0 million to Wittenstein at the conclusion of the agreement if certain conditions are met in relation to the prompt delivery of manufactured products. This payment is expected to be made in the first quarter of 2022.

Neo Medical Convertible Loan

In October 2020, we entered into a Convertible Loan Agreement (the “Convertible Loan”) with Neo Medical SA, a privately held Swiss-based Medtech company (“Neo Medical”), whereby we loaned CHF 4.6 million to Neo Medical. The loan bears interest at 8.0%, with interest due semi-annually. The Convertible Loan matures in October 2024; however, if a change in control of Neo Medical occurs prior to maturity, the Convertible Loan shall become immediately due upon such event.

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

Brazil

In September 2019, in relation to an ongoing legal dispute with a former Brazilian distributor, approximately $0.5 million (based upon foreign exchange rates as of September 30, 2021) of our cash in Brazil was frozen upon request to satisfy a judgment. Although we are appealing the judgment, this cash has been reclassified to restricted cash. As of September 30, 2021, we have an accrual of $0.8 million related to this matter, which is classified within other current liabilities

Off-balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued or adopted accounting pronouncements. As of September 30, 2021, we do not expect any of the issued Accounting Standards Updates to materially affect our condensed consolidated financial statements upon adoption.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

We have not made any repurchases of our common stock during the third quarter of 2021.

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

ORTHOFIX MEDICAL INC.

Date: November 5, 2021	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: November 5, 2021	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer