Form 10-K
period 2021-12-31
Orthofix Medical Inc.
filed 2022-02-25
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 30, 2021, as reported by the Nasdaq Global Select Market, was approximately $788.9 million.

As of February 22, 2022, 19,852,951 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement to be filed with the Commission in connection with the Orthofix Medical Inc. 2021 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

Orthofix Medical Inc.

Form 10-K for the Year Ended December 31, 2021

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts, and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. Forward-looking statements include, but are not limited to, statements about:

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

•	our anticipated trends and challenges in the markets in which we operate;
•	the continuing and/or future effects of the COVID-19 pandemic on our sales and business operations; and
•	our expectations and beliefs regarding and the impact of investigations, claims and litigation.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions that are difficult to predict. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise) and our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference to this Annual Report. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

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

COVID-19 Update and Outlook

Refer to Part II, Item 7 of this Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the effects of the global COVID-19 pandemic on our business in 2021 and of its expected impact in 2022 and beyond.

Business Segments

We manage our business by our two reporting segments, Global Spine and Global Orthopedics, which account for 77% and 23%, respectively, of our total net sales in 2021. The chart below presents net sales, which includes product sales and marketing service fees, by reporting segment for each of the years ended December 31, 2021, 2020, and 2019.

Financial information regarding our reportable business segments and certain geographic information is included in Part II, Item 7 of this Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Global Spine

Within the Global Spine segment, we provide implantable medical devices, biologics, and other regenerative solutions which aim to restore the quality of life of patients suffering from diseases and traumas of the spine. We offer a variety of treatment solutions that uniquely incorporate multiple treatment modalities, such as mechanical, biological, and electromagnetic modes, to achieve desired clinical outcomes.

Global Spine Strategy

Our strategy for the Global Spine segment is to drive business growth through organic and inorganic innovation, physician collaboration, global market expansion, and partnerships with dedicated and high-performing commercial sales channels. Growth initiatives include:

•	Continued expansion of our presence in the U.S cervical disc replacement market through surgeon training, publication of clinical evidence, patient education, and sales channel support
•	A regular cadence of new product launches supporting our spine implant, biologics, and bone growth therapies portfolios
•	Ongoing, global sales channel optimization
•	Reinforcement of our bone growth stimulation business through the collection and dissemination of clinical evidence, and the delivery of new and novel value-added services
•	Conducting clinical research to support and broaden our spine implant, biologics, and bone growth stimulation portfolios
•	Acquiring or licensing products, technologies, and companies to further expand the spine portfolio
•	Attracting, developing, and retaining key talent

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

Spinal Implants

Within the Spinal Implants product category, we design, develop, and market a portfolio of motion preservation and fixation implant products used in surgical procedures of the spine. We distribute these products globally through a network of distributors and sales representatives to sell spine products to facilities that conduct spine care to include hospitals, ambulatory surgery centers, out-patient facilities (“spine care facilities”) and to surgeons who treat patients in need.

Biologics

Within the Biologics product category, we offer a portfolio of products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. We market tissue forms provided by MTF Biologics (“MTF”) to spine care facilities and surgeons, primarily in the U.S., through a network of independent distributors and sales representatives. Our partnership with MTF allows us to exclusively market the Trinity ELITE, Trinity Evolution, fiberFUSE, and fiberFUSE Strip tissue forms for musculoskeletal defects to enhance bony fusion.

In addition, we market regenerative non-tissue biologic solutions derived from synthetic materials. Our Opus MG Set is our current synthetic, biologic offering.

The following table and discussion identifies our principal Global Spine products by trade name and describes their primary applications:

Product	Primary Application

Bone Growth Therapies Products

CervicalStim Spinal Fusion Therapy	PEMF non-invasive cervical spinal fusion therapy used to enhance bone growth

SpinalStim Spinal Fusion Therapy	PEMF non-invasive lumbar spinal fusion therapy used to enhance bone growth

PhysioStim Bone Healing Therapy	PEMF non-invasive appendicular skeleton healing therapy used to enhance bone growth in nonunion fractures

AccelStim	LIPUS healing therapy used to enhance bone growth in fresh, long-bone fractures

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

FORZA PEEK / Titanium Composite (“PTC”) Spacer System	A posterior lumbar interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a polyetheretherketones (“PEEK”) core to maintain imaging characteristics

FORZA Spacer System	PEEK interbody devices for PLIF and TLIF procedures

FORZA Ti Spacer System	Fully 3D printed titanium devices for PLIF and TLIF procedures

CENTURION Posterior Occipital Cervico-Thoracic (“POCT”) System	A multiple component system comprised of a variety of non-sterile, single use components made of titanium alloy or cobalt chrome that allow the surgeon to build a spinal implant construct

PHOENIX Minimally Invasive Spinal Fixation System	A multi-axial extended reduction screw body used with the Firebird Spinal Fixation System designed to be implanted during a posterior thoracolumbar spine fusion procedure

CONSTRUX Mini PTC Spacer System	An anterior cervical interbody with 3D printed porous titanium end plates that may promote bone ingrowth and a PEEK core to maintain imaging characteristics

CONSTRUX Mini Ti Spacer System	Fully 3D printed titanium anterior cervical interbody spacer system

Product	Primary Application
CETRA Anterior Cervical Plate System	An anterior cervical plate system offering a low profile plate with an intuitive locking mechanism, large graft windows, a high degree of screw angulation, and simplified instrumentation

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

Collage Synthetic Osteoconductive Scaffold	An osteoconductive scaffold and a bone graft substitute product comprised of beta tri-calcium phosphate and type 1 bovine collagen, available in both putty and strip formulations

fiberFUSE	An allograft comprised of a mixture of cancellous bone and demineralized cortical bone that creates a natural scaffold for revascularization, cellular ingrowth, and new bone formation

O-Genesis Graft Delivery	A complete bone graft delivery system designed to deliver allograft, autograft, or synthetic bone graft to all orthopedic sites, which is provided in a sterile, single-use form

VersaShield	A thin hydrophilic amniotic membrane designed to serve as a wound or tissue covering for a variety of surgical demands

Opus Mg	Injectable, modable, and biocompatible bone void filler

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

Our CervicalStim product remains the only FDA-approved bone growth stimulator on the market indicated for use as an adjunct to cervical spine fusion surgery. It is indicated for patients at high-risk for non-fusion.

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

Spinal Implants — Motion Preservation Solutions

In 2018, we acquired Spinal Kinetics Inc., a privately held developer and manufacturer of artificial cervical and lumbar discs, namely the M6-C cervical and M6-L lumbar artificial discs, which are used to treat patients suffering from degenerative disc disease of the spine. The M6 discs are the only FDA-approved artificial discs that mimic the anatomic structure of a natural disc by incorporating an artificial viscoelastic nucleus and fiber annulus into their design. Like a natural disc, this unique construct allows for shock absorption at the implanted level, as well as provides a controlled range of motion when the spine transitions in its combined complex movements. Both discs have European Commission CE mark approval and prior to 2019, had historically been exclusively distributed outside the U.S. In February 2019, we received FDA approval of the M6-C artificial cervical disc to treat patients with a single-level cervical disc degeneration. We released the M6-C artificial cervical disc in the U.S. in 2019 through a controlled market launch accompanied by an extensive training and education curriculum for surgeons. The M6-C disc has become our leading spinal implant device and contributed significantly to our growth in 2021. In addition, we have initiated a U.S. 2-level investigational device exemption (“IDE”) study for the M6-C artificial cervical disc.

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

The fiberFUSE tissue is the newest biologics tissue form with handling characteristics analogous to the Trinity ELITE product without compromising bone content. It provides an advanced demineralized bone offering that leverages fiber technology with the advantages of ingrowth that cancellous bone provides and expands the offering to address a broader scope of surgical applications. This tissue offering was developed by MTF in close collaboration with Orthofix to expand our portfolio and provides an opportunity to serve a great number of clinical indications addressed by surgeons.

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

Future Product Applications

We remain very active with multiple internal developments to support future, new technology commercialization efforts. These new technologies will apply to both the cervical and thoracolumbar spinal anatomy. In addition, we remain active in evaluating external licensing and acquisition opportunities to add implant, biologics, and other emerging technologies to our spine portfolio. We expect that the contribution of new, internally developed technologies and undefined external acquisitions will be the primary driver of future growth.

Regarding our Bone Growth Therapy business, we have sponsored research at the University of Pennsylvania, Cleveland Clinic, New York University, and University of California San Francisco, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone and tendon and efficacy of healing. From these efforts, many studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength as well as proliferation and differentiation of cells involved in regeneration and healing. Furthermore, we believe that the research work with Cleveland Clinic and the University of Pennsylvania, allowing for characterization and visualization of the Orthofix PEMF waveform, is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data, along with additional clinical data, could represent new clinical indication opportunities for our regenerative stimulation solutions. In addition, we currently have research and a clinical study underway to identify potential clinical indications for treating rotator cuff tears and we also have initiated a U.S. 2-Level IDE study for the M6-C artificial cervical disc.

Global Orthopedics

The Global Orthopedics reporting segment offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This reporting segment specializes in the design, development, and marketing of orthopedic products used in fracture repair, deformity correction, and bone reconstruction procedures. We distribute these products through a global network of distributors and sales representatives to sell our orthopedic products to hospitals and healthcare providers.

Global Orthopedics Strategy

Our strategy for the Global Orthopedics reporting segment is to continue to offer pioneering solutions to the most complex reconstructive problems related to trauma, adult and pediatric limb reconstruction and extremities along the entire treatment pathway.

Our key strategies in this segment are:

•	Global market and product focus on:
o	Adult and pediatric limb reconstruction
o	Adult and Pediatric deformity correction
o	Complex periarticular fracture reconstruction
•

Expand our position as the worldwide leader in complex deformity and limb reconstruction, including both internal and external solutions, through a patient-centric approach and digital treatment journey

•	Promote the advantages of our JuniOrtho family of pediatric product portfolio and support tools
•

Leverage our cross product digital platform, a uniquely developed pre and post planning digital platform called OrthoNext to allow our clinicians to pre-plan surgery for patients before surgery to save time, dose, and start surgeries with a greater degree of confidence, and follow up post operatively to evaluate their chosen surgical plan success

•	Leverage the market appeal and acceptance of our software platforms: HEX-ray and OrthoNext
•

Build on our historical position as a company highly focused on complex and challenging conditions to be at the forefront of innovation in helping surgeons and patients alike in the management of the Charcot foot and ankle

•

Within the orthopedic trauma segment, focus on open and complex fracture management with additional attention to joint pathologies, like dislocations, of upper and lower limbs; we aim to develop new international business opportunities within trauma, becoming a trusted partner of Non-governmental Organizations (“NGOs”) and Military Medicine Organizations

•

Collaborate with physicians and healthcare partners to improve patients’ live through technology, digital transformation, clinical evidence, and our industry-leading medical education programs, such as Orthofix Academy

•	Continue the strong pace of new product launches
•	Acquire or license products, technologies, and companies to support these market opportunities.

Global Orthopedics Focus Products

Global Orthopedics offers a comprehensive line of limb reconstruction and complex deformity correction technologies. We provide innovative and minimally invasive extremity solutions to help surgeons improve their patient’s quality of life, which are designed to address the lifelong bone and joint health needs of patients of all ages. In addition, our well-rounded product lines offer internal and external fixation solutions for pediatrics, limb reconstruction, trauma, and foot & ankle specialties.

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

The following table and discussion identifies the principal Global Orthopedics products by trade name and describes their primary applications:

Product	Primary Application

TrueLok

A surgeon-designed, lightweight external fixation system for trauma, limb lengthening, and deformity correction, which consists of circular rings and semi-circular external supports centered on the patient’s limb and secured to the bone by crossed, tensioned wires, and half pins

TrueLok Hexapod System (“TL-HEX”)

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

An intramedullary lengthening system intended for limb lengthening of the femur and tibia, surgically implanted in the bone through a minimally invasive procedure; it includes an external telemetry control set that manages the distraction process

JuniOrtho Pediatric Portfolio

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

LRS advanced Limb Reconstruction System

An external fixation for limb lengthening and corrections of deformity, which uses callus distraction to lengthen bone in a variety of procedures, including monofocal lengthening and corrections of deformity; its multifocal procedures include bone transport, simultaneous compression and distraction at different sites, bifocal lengthening, and correction of deformities with shortening

OrthoNext Digital Platform

A digital platform software developed specifically for use with the JuniOrtho Plating System, which enables the surgeon to accurately plan the osteotomy position to visualize the implant in relation to the anatomy

-HEX-ray Module

Part of the OrthoNext offering, an innovative software designed to facilitate pre-operative planning and post-operative monitoring with the TL-HEX software. It allows a unique and realistic representation of the case using x-rays and providing accurate and user-friendly management of the surgery

-myHEXplan and mySuperheroAcademy Module

Part of the OrthoNext offering, mobile apps developed to support patients treated with TrueLok and TL-HEX, which are designed to improve communication and connection with hospital staff (myHEXplan) or to help patients learn by playing a virtual game (mySuperheroAcademy)

We provide internal and external fixation solutions for extremity repair and deformity correction, both for adults and children. Our fracture repair products consist of fixation devices designed to stabilize a broken bone until it can heal. With these devices, we can treat simple and complex fracture patterns, along with achieving deformity corrections.

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

Product Development

Our primary research and development facilities are located in Lewisville, Texas and Verona, Italy. We work with leading hospital research institutions, as well as with MTF Biologics, surgeons, and other consultants, on the long-term scientific planning and evolution of our products and therapies. Several of the products that we market have been developed through these collaborations. In addition, we periodically receive suggestions for new products and product enhancements from the scientific and medical community, some of which result in us entering into assignment or license agreements with physicians and third parties.

In 2021, 2020, and 2019, we incurred research and development expenses of $49.6 million, $39.1 million, and $34.6 million, respectively.

Patents, Trade Secrets, Assignments and Licenses

We rely on a combination of patents, trade secrets, assignment and license agreements, and non-disclosure agreements to protect our proprietary intellectual property. We possess numerous U.S. and foreign patents, have numerous pending patent applications, and have license rights under patents held by third parties. Our primary products are patented in the major markets in which they are sold. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position. The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Our success is dependent, in part, on us not infringing upon patents issued to others, including our competitors and potential competitors. While we make extensive efforts to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by patents held by our competitors. For a further discussion of these risks, please see Item 1A of this Annual Report under the heading “Risk Factors.”

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

Unless an exemption applies, each medical device we commercially distribute in the U.S. is covered by premarket notification (“510(k)”) clearance, letter to file, approval of a premarket approval application (“PMA”), or some other approval from the FDA. The FDA classifies medical devices into one of three classes, which generally determine the type of FDA approval required. Devices deemed to pose low risk are placed in class I, while devices that are considered to pose moderate risk are placed in class II, and devices deemed to pose the greatest risks, requiring more regulatory controls to provide a reasonable assurance of safety and effectiveness, or devices deemed not substantially equivalent to a device that previously received 510(k) clearance (as described below), are placed in class III. Our Spinal Implants and Global Orthopedics products are, for the most part, class II devices and the instruments used in conjunction with these products are generally class I. Our Bone Growth Therapies products and the M6-C artificial cervical disc are currently classified as class III by the FDA, and have been approved for commercial distribution in the U.S. through the PMA process. However, an FDA panel recently recommended that bone growth stimulator devices be reclassified by the FDA from Class III to Class II devices with special controls. For additional discussion of this development, see Item 1A of this Annual Report under the heading “Risk Factors.”

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

In 2017, the European Union (“E.U.”) adopted the E.U. Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation provided a transition period that went into effect on May 2021 for all currently-approved medical devices prior to May 2021 (under the European Medical Device Directive) to meet the additional requirements and for certain devices this transition period was extended until May 2024. After this transition period, all medical devices marketed in the E.U. will require certification according to these new requirements. Compliance with this new regulation has required us to incur significant costs over the transition period and we expect to continue to incur significant costs associated with this effort through May 2024. Failure to meet the requirements of the regulation could adversely impact our business in the E.U. and other countries that utilize or rely on E.U. requirements for medical device registrations.

Within our Biologics product category, we market tissue for bone repair and reconstruction under the brand names Trinity ELITE and Trinity Evolution, our allogeneic bone matrices comprised of cancellous bone containing viable stem cells and a demineralized cortical bone component. In addition, we provide structural allografts for spinal fusion under the brand name AlloQuent, demineralized cortical fiber technologies under the brand name fiberFUSE, and an amniotic membrane, VersaShield, which is a natural tissue barrier. These allografts are regulated under the FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products, or HCT/P, regulatory paradigm and not as a medical device, biologic, or a drug. These tissues are regulated by the FDA as minimally-manipulated tissue and are covered by the FDA’s “Good Tissues Practices” regulations, which cover all stages of allograft processing. There can be no assurance our suppliers will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls.

In addition to our allograft solutions (HCT/Ps), we market and distribute additional biologics products that are synthetic in nature and are regulated by the FDA as medical devices, specifically Collage Synthetic Osteoconductive Matrix and the Opus MG line of synthetic grafts. We also provide ancillary technologies regulated by the FDA as medical devices that aid in the delivery of our bone grafting options clinically. These products are sourced from third party manufacturers, which we believe adequate inventory supply is maintained to avoid product flow disruptions.

For a further description of some of these risks, see Item 1A of this Annual Report under the heading “Risk Factors.”

Certain Other Product and Manufacturing Regulations

After a device is placed in the market, numerous regulatory requirements continue to apply. These regulatory requirements include: product listing and establishment registration; Quality System Regulation (“QSR”), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations and governmental prohibitions against the promotion of products for uncleared, unapproved, or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; approval of product modifications that affect the safety or effectiveness of one of our PMA approved devices; Medical Device Adverse Event Reporting regulations, which require that manufacturers report to the FDA and other foreign governmental agencies if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions, order device manufacturers to recall a product from the market that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.

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

Moreover, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices. Our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. Such additional regulation, whether in the U.S. or internationally, may have a material adverse effect on our business and operations. For a description of some of these risks, see Item 1A of this Annual Report under the heading “Risk Factors.”

Accreditation Requirements

Our subsidiary, Orthofix US LLC, has been accredited by the Accreditation Commission for Health Care, Inc. (“ACHC”) for medical supply provider services with respect to durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”). ACHC, a private, not-for-profit corporation, which is certified to ISO 9001:2000 standards, was developed by home care and community-based providers to help companies improve business operations and quality of patient care. Although accreditation is generally a voluntary activity, where healthcare organizations submit to peer review their internal policies, processes, and patient care delivery against national standards, the Centers for Medicare and Medicaid Services (“CMS”) required DMEPOS suppliers to become accredited. We believe that by attaining accreditation, Orthofix US LLC has demonstrated its commitment to maintain a higher level of competency and a willingness to strive for excellence in its products, services, and customer satisfaction.

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

Laws Regulating Healthcare Fraud and Abuse; State Healthcare Laws

Our sales and marketing practices are also subject to a number of U.S. laws regulating healthcare fraud and abuse such as the federal Anti-Kickback Statute and the federal Physician Self-Referral Law (known as the “Stark Law”), the Civil False Claims Act, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as well as numerous state laws regulating healthcare and insurance. These laws are enforced by the Office of Inspector General within the U.S. Department of Health and Human Services (“HHS”), the U.S. DOJ, and other federal, state, and local agencies. Among other things, these laws and others generally (i) prohibit the provision of anything of value in exchange for the referral of patients or for the purchase, order, or recommendation of any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (ii) require that claims for payment submitted to federal healthcare programs be truthful; (iii) prohibit the transmission of protected healthcare information to persons not authorized to receive that information; and (iv) require the maintenance of certain government licenses and permits.

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

In addition to the Sunshine Act, as expanded by the SUPPORT Act, we seek to comply with other international and individual state transparency laws, such as Massachusetts and Vermont.

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

Reporting Segments and Product Categories

Our revenues are generated from the sales of products in our two reporting segments, Global Spine and Global Orthopedics. Further, our Global Spine reporting segment is comprised of three primary product categories: Bone Growth Therapies, Spinal Implants, and Biologics. See the following chart for the distribution of sales between each of our reporting segments and product categories for each of the years ended December 31, 2021, 2020, and 2019.

2021
2020
2019
Millions
$400
$350
$300
$250
$200
$150
$100
$50
$-
$359
$187
(52%)
115
(32%)
$56
(16%)
$105
$322
$171
(53%)
$95
(30%)
$55
(17%)
$85
$357
$197
(55%)
$95
(26%)
$66
(18%)
$103
Global Spine
Global Orthopedics
Global Spine
Global Orthopedics
Global Spine
Global Orthopedics
Bone Growth Therapies
Spinal Implants
Biologics
Global Orthopedics

Sales Network

We have a broad sales network comprised of direct sales representatives, sales agents, and distributors. This established sales network provides us with a platform to introduce new products and expand sales of existing products. We distribute our products worldwide in more than 60 countries.

In our largest market, the U.S., our sales network is generally comprised of four sales forces, each addressing one of our primary product categories; however, an increasing number of independent distributors sell products for more than one of our product categories. Within our Global Spine reporting segment, a hybrid distribution network of direct sales representatives and independent distributors sells products in our Bone Growth Therapies product category, while primarily independent distributors sell products in our Spinal Implants and Biologics product categories. In the U.S., our Global Orthopedics reporting segment products are primarily sold by independent distributors.

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

To provide additional advanced training for physicians, consistent with the AdvaMed Code of Ethics (“AdvaMed Code”) and the MedTech Europe Code of Ethical Business Practice (“MedTech Code”), we organize regular multilingual teaching seminars in multiple locations and also virtually. In person training locations include our facility in Verona, Italy, various locations in Latin America, and our corporate headquarters in Lewisville, Texas. In recent years, thousands of surgeons from around the world have attended these in person and virtual product education seminars, which have included a variety of lectures from specialists, as well as demonstrations and hands-on workshops. In response to the COVID-19 pandemic, our sales and training teams also offered virtual training opportunities and we have participated in numerous virtual sales conferences. We plan to continue to utilize these virtual training platforms into the future.

Competition

Our Bone Growth Therapies product category competes principally with similar products marketed by Zimmer Biomet, Inc.; DJO, LLC; and Bioventus LLC. The Biologics HCT/P and Spinal Implants products we market compete with products marketed by Medtronic, Inc.; DePuy Synthes, a division of Johnson and Johnson; Stryker Corp.; Zimmer Biomet, Inc.; NuVasive, Inc.; Globus Medical Inc.; and various smaller public and private companies. For Global Orthopedics devices, our principal competitors include DePuy Synthes; Zimmer Biomet, Inc.; Stryker Corp.; Smith & Nephew plc; and OrthoPediatrics Corp.

We believe that we enhance our competitive position by focusing on product features such as ease of use, versatility, cost, and patient acceptability, together with value-added services, such as the STIM onTrack mobile app, HEX RAY software, OrthoNEXT preoperative planning, and our medical education services. We attempt to avoid competing based solely on price. Overall cost and medical effectiveness, innovation, reliability, value-added service, and training are the most prevalent methods of competition in the markets for our products, and we believe we compete effectively.

Manufacturing and Sources of Supply

We generally design, develop, assemble, test, and package our bone growth stimulation, motion preservation, orthopedic, and spinal implant products, and subcontract the manufacturing of a substantial portion of the component parts and instruments. Although certain of our key raw materials are obtained from a single source, we believe alternate sources for these materials are available. Further, we believe an adequate inventory supply is maintained to avoid product flow interruptions. Historically, we have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

We partner with MTF Biologics to provide our customers allograft solutions (HCT/Ps) for various spine, orthopedic and other bone repair needs. MTF Biologics provides donor screening, processing, and quality standards that are expected by our customers. We are the exclusive marketing representative for the Trinity ELITE, Trinity Evolution, fiberFUSE, and AlloQuent HCT/Ps and have a non-exclusive marketing agreement for our Versashield amniotic membrane.

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

Human Capital Resources

Our key human capital objectives in managing our business include attracting, developing, and retaining top talent while integrating diversity, equity, and inclusion principles and practices into our core values.

Employees

At December 31, 2021, we had 1,087 employees worldwide. Of these, 786 were employed in the U.S. and 301 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 208 at December 31, 2021, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreement.

Compensation and Benefits

Because attracting, developing, and retaining high-level talent is a key component of our human capital objectives, we seek to provide competitive compensation and benefits packages, and to prioritize the health and wellness our employees. In addition to the comprehensive and competitive health plans that we offer, our employees receive access to the following benefits: a 401(k) retirement plan with a Company match, an employee stock purchase plan, virtual physician consults, an employee health advocate, a Company-provided basic life insurance and disability benefits corporate wellness program, an onsite fitness center, paid parental leave, an employee assistance program, a flexible spending account, health savings accounts, and local employee discounts programs.

Talent Development

We believe that success comes from investing in our people and ensuring our workforce is aligned with our mission and values. To achieve this goal, we devote time and resources to assist our employees in being familiar with our business, industry, and product offerings. We put an emphasis on training our employees and sales representatives to understand our business, including the underlying medical conditions that our products treat. In addition, we strive to support our teams in the areas of development, mentoring, engagement, and health and wellness, enabling them to do their best work as they grow their careers. In 2021, we launched an internship program with a diversity, equity, and inclusion focus and a global mentorship program to employees across all departments.

Diversity and Inclusion

The Company’s mission is to deliver innovative, quality-driven solutions as we partner with health care professionals to improve patient mobility. It is our corporate values and the diverse individuals who bring these values to life that make our high-achieving capabilities a reality. We are committed to fostering, cultivating, and preserving a culture that promotes diversity, equity, and inclusion. We seek to demonstrate our commitment to providing equal and equitable opportunities to all employees through programs such as our Moving 4ward initiative, a program created to embrace the value of diversity and reflect the communities where we live and work. Additionally, we proudly support the Orthofix Women’s Network, a program that provides opportunities for women to learn from each other and grow within our company and our industry. Throughout the year, we promote a variety of diverse voices to our employees by recognizing events such as Black History Month, Martin Luther King Jr. Day, Women’s History Month, Asian Pacific American Heritage Month, LGBTQ Pride Month, Juneteenth, and Hispanic Heritage Month. We seek to embrace and encourage our employees’ differences and know that diversity, equity and inclusion help build a truly global, transformative business and will continue to be a source of our strength. Building on this belief, all employees participated in an unconscious bias training in 2021 to increase awareness and promote equity and inclusion amongst employees.

Health and Safety

Promoting and protecting the safety of our workforce is a top priority. Health and safety is a responsibility that we share throughout our organization and it is a responsibility that has evolved during the last two years to meet the needs of our workforce during the

COVID-19 pandemic. Employees’ safety risks vary depending on the roles they perform, and we seek to tailor our safety efforts accordingly.

Community

We support a variety of charitable organizations through donations, fundraising efforts, educational partnerships with colleges and universities, and local community development. Over the years, we have raised funds and awareness for veteran support groups, food and homebuilding organizations, and health-related institutions. In 2020, we initiated a global food drive in response to food shortages caused by the pandemic. Through employee donations and matching funds we provided meaningful support to 20 food banks around the world. Orthofix also partners with Donate Life America, a U.S.-based nonprofit organization that promotes the importance of organ, eye, and tissue donation. Additionally, we have an ongoing engineering partnership with the University of Texas, Dallas, enabling students to work on real life healthcare solutions as we invest in the next generation of engineers and business leaders.

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

Any failure to comply with applicable legal and regulatory obligations in the U.S. or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil, and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, disgorgement and other remedial measures, disruptions of our operations, and significant management distraction. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities. Any reduction in international sales, or our failure to further develop our international markets, could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to federal and state healthcare fraud, abuse, and anti-self-referral laws, and could face substantial penalties if we are determined not to have fully complied with such laws.

Healthcare fraud and abuse regulations by federal and state governments impact our business. Healthcare fraud and abuse laws potentially applicable to our operations include:

●

The federal Anti-Kickback Statute, which prohibits knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in exchange for or to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);

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

Due to the breadth of some of these laws, there can be no assurance that we will not be found to be in violation of any such laws. As a result, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, or the exclusion from participation in federal, non-U.S., or state healthcare programs. In addition, any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

The process of obtaining FDA clearance and approvals to develop and market a medical device can be costly, time-consuming, and subject to the risk that such clearances or approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. Further, the FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification, or to reclassify an HCT/P, either of which could materially adversely impact our ability to market or sell our devices.

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

We have the market-leading bone growth stimulation platform with the only cervical spine indication granted by the FDA, and the only mobile device app accessory designed to help patients adhere to their prescriptions and improve their clinical outcomes, STIM onTrack 2.1. We also are investing in IDE studies to expand indications for use in areas such as rotator cuff tears. Our bone growth therapy products currently are designated as Class III devices. Class III devices are subject to the FDA’s most rigorous pathway to approval for medical devices in the U.S. The FDA may change classification of a device only if the proposed new class has sufficient regulatory controls to provide reasonable assurances of safety and effectiveness.

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

We believe that the panel’s recommendation correctly recognizes the importance of PMA-like clinical data for these devices, so that manufacturers will continue to be required to submit robust clinical data under the approval or clearance process to ensure the safety and efficacy of these devices for patients. We, along with other bone growth stimulation manufacturers, submitted comments in response to the FDA’s proposed rulemaking to underscore the panel’s recommendation of the need for robust clinical data prior to approval or clearance of bone growth stimulator products, together with post market surveillance requirements.

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

Risks Related to our Business and Industry

The COVID-19 pandemic has materially adversely affected, and could continue to materially adversely affect, our operations, supply chain, manufacturing, product demand, product distribution, customers and other business activities.

The novel coronavirus discovered in late 2019, and the disease it causes, known as COVID-19, has led to significant disruptions in the healthcare market and the United States and international economies that may continue for a prolonged duration. The rapid spread of the coronavirus in 2020 and variants of the virus in 2021, the persistence of the resulting pandemic, the measures governments and private parties have implemented in order to stem the spread of this pandemic, and the general concern about the virus, have had, and are continuing to have, a negative effect on the demand for many of our products compared to historical levels, and consequently upon our business. In particular, many of our products are particularly sensitive to reductions in elective medical procedures. Elective medical procedures were suspended or reduced at various times in 2020 and 2021 in many of the markets where our products are marketed and sold, which negatively affected our business, cash flows, financial condition and results of operations.

The reduction in elective procedure volumes began suddenly in March 2020 when shelter in place and social distancing instructions were instituted in the U.S. and many of our other sales markets, which caused a pronounced reduction in revenue during April 2020 and May 2020, when a significant number of hospitals were either closed for elective procedures or otherwise operating at significantly reduced volumes. Generally, this reduction in procedure volumes dissipated during June 2020 and July 2020, as many regions were able to reopen for elective procedures, with an existing patient backlog. While cases again increased in the Fall of 2021 during the rise of the Delta variant, we did not experience a significant reduction in sales volume during this period, as we believe that the widespread availability of vaccines provided additional comfort to many patients and providers. More recently, the highly transmissible Omicron variant, coupled with a pronounced nursing shortage, placed renewed capacity stress on hospitals between December 2021 and February 2022, which has caused renewed negative pressure on elective surgeries, though these effects have somewhat dissipated in the past several weeks as case counts and hospitalizations have declined.

The future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets, particularly due to the uncertainty as to the nature of future variants, and whether vaccines will protect against severe illness with respect to such future variants.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will continue to affect our business in 2022 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude, length and virulence of additional case waves and future variants, (ii) the continued distribution, efficacy, refinement, and public acceptance of COVID-19 vaccines, (iii) the comfort level of patients in visiting clinics and hospitals, and (iv) the extent to which further elective surgery slowdowns occur during periods when hospital capacity is stretched because of the need to treat COVID-19 patients.

In addition to its effect on elective surgeries, the pandemic could also negatively affect our ability, and the ability of our third-party suppliers, manufacturers, distributors and customers, to retain key employees and ensure the continued service and availability of skilled personnel necessary to run our, and their, complex operations. To the extent our management or other personnel, or the management or other personnel of our third-party suppliers, manufacturers, distributors and customers, are negatively affected by the pandemic and are not available to perform their job duties, we could experience delays in, or the suspension of, our manufacturing operations, sales activities, research and product development activities, regulatory work streams, clinical development programs and other important commercial and corporate functions. Moreover, our relationships with our employees may be disrupted due to measures implemented in response to the COVID-19 pandemic. We have observed an overall tightening and increasingly competitive labor market due to labor shortages caused in part by the COVID-19 pandemic and responsive measures, which has included increased wages offered by other employers and voluntary attrition of employees in the industry, including at third-party suppliers, manufacturers, distributors and customers.

All of these factors, collectively, could materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic and related supply chain and raw material disruptions could have a continuing material impact on our global operations and the operations of our supply chain, which could adversely impact our business results and financial condition.

We rely on a limited number of suppliers to manufacture or supply certain products or components. In the event of interruption within our supply chain, or global shortages of key supplies or components, we may not be able to increase capacity from other sources or develop alternative or secondary sources without incurring significant additional costs and/or substantial delays. For example, the COVID-19 pandemic has led to a global shortage of semiconductor chips, which are used in certain of our products. This shortage appears primarily to have been caused by manufacturers experiencing shutdowns or slowdowns during the pandemic, and it may take several fiscal quarters or longer for normalized capacity to return. In addition, limitations in key raw material supplies could also cause semiconductor chip and other component shortages to continue. To the extent it continues, or more shortages are experienced, particularly on a longer term basis, this could adversely affect our ability to procure such components and manufacture certain of our products or it could require us to redesign any affected products in order to incorporate more readily available components, which may require additional regulatory testing and approvals. Thus, our business could be adversely affected in a significant manner if one or more of our suppliers are impacted by any interruption at a particular location or in relation to a particular material or component.

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

In addition, the spine and orthopedic medical device industry in which we compete is undergoing, and is characterized by, rapid and significant technological change. We expect competition to intensify as technological advances are made. New technologies and products developed by other companies are regularly introduced into the market, which may render our products or technologies non-competitive or obsolete.

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

We may be adversely affected by a failure or compromise from a cyber-attack, data breach or ransomware attack, which could have an adverse effect on our business

We rely on information technology systems to perform our business operations, including processing, transmitting, and storing electronic information, and interacting with customers, suppliers, healthcare payors, and other third parties. Like other medical device companies, the size and complexity of our information technology systems make them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, ransomware attack, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect financial or personal information related to patients and customers, and changing customer patterns.

For example, third parties may attempt to hack into our products to obtain data relating to patients, disrupt the performance of our products, or access our proprietary information. We could also be subject to a ransomware attack, which is a type of malicious software that infects a computer and restricts users' access to it until a ransom is paid to unlock it. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions, or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. In the U.S., Federal and State privacy and security laws require certain of our operations to protect the confidentiality of personal information including patient medical records and other health information. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the E.U. and, the GDPR may impose fines of up to four percent of our global revenue in the event of violations. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict the transfer or processing of that data. We believe that we meet the expectations of applicable regulations and that the ongoing costs of compliance with such rules are not material to our business but could become material due to new regulations. There is no guarantee that we will be able to comply with these regulations, or otherwise avoid the negative reputational and other effects that might ensue from a significant data breach or failure to comply with applicable data privacy regulations, each of which could have significant adverse effects on our business, financial condition, or results of operations.

In recent years, companies around the world are seeing a surge in wire transfer “phishing” attacks that attempt to trick employees into wiring money from company bank accounts to criminals’ bank accounts. In some cases, companies have lost millions of dollars to such relatively simple attacks, and these funds often are not recovered. While we take efforts to train employees to be cognizant of these types of attacks and take appropriate precautions, the level of technological sophistication used by attackers has increased in recent years, and a successful attack against us could lead to the loss of significant funds.

Although we possess insurance against the risk of cyber-attacks, there can be no assurance that the liability related to any such events will not exceed or insurance coverage limits or that such insurance will continue to be available on reasonable, commercially acceptable terms, or at all. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely impacted.

The physical effects of climate change or legal, regulatory or market measures intended to address climate change could adversely affect our operations and operating results.

Shifts in weather patterns caused by climate change are expected over time to increase the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, each of which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of hospitals, medical care facilities and other customers, reduced workforce availability, and increased costs of raw materials and components. While we do not expect climate change to materially affect the demand for our products, or the amount of persons with medical conditions we treat, climate change could also contribute to collateral effects such as increased transmission of viruses or airborne illnesses, which could contribute to unpredictable events, such as putting stress on hospital and other medical facilities and/or supply chains, and thus disrupting the elective surgery market in which we do business. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Such developments could result in increased compliance costs and adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products, which could adversely affect our operations and operating results.

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

In order to compete, we must attract, retain, and motivate executives and other key employees, including those in managerial, technical, sales, marketing, research, development, finance, information and technology, and other support positions representing diverse backgrounds, experiences, and skill sets. Hiring and retaining qualified executives, engineers, technical staff, and sales representatives is critical to our business, and competition for experienced employees in the medical device industry can be intense. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, are important to our ability to recruit and retain employees. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected.

To attract, retain, and motivate qualified executives and key employees, we offer flexible working arrangements, such as remote and hybrid models. Offering a practical solution to the workforce allows our employees to balance their many commitments, providing our business a competitive edge in attracting and retaining talented employees. In addition, we utilize stock-based incentive awards, such as employee stock options, and restricted stock units. Certain awards vest based upon the passage of time while others vest upon the achievement of certain performance-based or market-based conditions. If the value of such stock awards does not appreciate, as measured by the performance of the price of our common stock, and ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate our employees could be adversely impacted, which could negatively affect our results of operations and/or require us to increase the amount we expend on cash and other forms of compensation.

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

Because we sell our products in many different countries, our business is subject to risks associated with conducting business internationally. We anticipate that net sales from international operations will continue to represent a substantial portion of our total net sales. In addition, certain of our manufacturing facilities and suppliers are located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	Changes in a specific country’s or region’s political or economic conditions;
•	Trade protection measures and import or export licensing requirements or other restrictive actions by foreign governments;
•	Tariff increases and import or export restrictions;
•	Consequences from changes in tax or customs laws;
•	Difficulty in staffing and managing widespread operations;
•	Differing labor regulations;
•	Differing protection of intellectual property;
•	Unexpected changes in regulatory requirements; and
•	Violation by our independent agents of the FCPA or other anti-bribery or anti-corruption laws.

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

Although patent and intellectual property disputes within the medical devices industry have often been settled through assignments, licensing, or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. Furthermore, the required assignments or licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary assignments or licenses, could prevent us from manufacturing and selling some products or increase our costs to market these products.

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

We have provided over $10.0 million in investments and loans to a privately-held company in Switzerland and may not be able to recoup our investment.

In October 2020, we entered into agreements with Neo Medical SA, a privately-held Swiss-based medical technology company developing a new generation of products for spinal surgery (“Neo Medical”). Our collaboration with Neo Medical focuses on co-developing with them a cervical platform and deploying single-use, sterile-packed procedure solutions designed to increase operating room efficiencies, reduce procedural times and costs, improve patient outcomes through novel device designs and techniques, and reduce infection rates. These instruments are designed for surgical settings including acute care hospitals, outpatient hospitals, and also ambulatory surgery centers. Under our agreements with Neo Medical, we will also exclusively distribute Neo Medical’s thoracolumbar procedure solutions to certain U.S. accounts.

In connection with these arrangements, we purchased $5.0 million of Neo Medical’s preferred stock, and loaned CHF 4.6 million ($5.0 million as of the issuance date) to Neo Medical pursuant to a convertible loan agreement. The loan accrues interest at an annual rate of 8% and is convertible by either party into additional shares of Neo Medical’s preferred stock. If not otherwise converted to preferred stock in the interim, the loan and all accrued interest become due and payable in October 2024. We then made an additional investment of $0.7 million in 2021 in the form of a convertible loan. We made the election to convert the additional investment into shares of Neo Medical’s preferred stock in January 2022.

Neo Medical is using the proceeds of our preferred stock purchase and loans to fund its ongoing operations. However, no assurance can be made that Neo Medical’s business ultimately will be successful. As such, we could ultimately be unable to recoup any value for the preferred stock that we purchased and/or unable to recoup the amount of our loan.

We may incur significant costs or retain liabilities associated with disposition activity.

We may from time to time sell, license, assign, or otherwise dispose of or divest assets, the stock of subsidiaries, or individual products, product lines, or technologies, which we determine are no longer desirable for us to own, some of which may be material. Any such activity could result in us incurring costs and expenses from these efforts, some of which could be significant. This may also result in us retaining liabilities related to the assets or properties disposed of even though, for instance, the income-generating assets have been disposed. These costs and expenses may be incurred at any time and may have a material impact on our results of operations.

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

Our goodwill, intangible assets and fixed assets are subject to potential impairment; we have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our remaining goodwill or intangible assets become impaired.

A significant portion of our assets consists of goodwill, intangible assets and fixed assets. The carrying value of these assets may be reduced if we determine that those assets are impaired, including intangible assets from recent acquisitions.

Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on a straight-line basis. The underlying assumptions regarding the estimated useful lives of these intangible assets are analyzed on at least an annual basis and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable. Any such changes are adjusted through accelerated amortization, if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable we test intangible assets for impairment based on estimates of future cash flows. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry, the introduction of newer technology or competing products that may cannibalize future sales, or other materially adverse events that have implications on the profitability of our business. When testing for impairment of finite-lived intangible assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Goodwill is required to be tested for impairment at least annually. We review our two reporting units for potential goodwill impairment in the fourth fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. During the fourth quarter of 2021, we recorded a full impairment of the Global Orthopedics goodwill. This resulted in an impairment charge of $11.8 million, which is reflected within acquisition-related amortization and remeasurement on the Consolidated Statement of Operations. If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.

We face risks related to foreign currency exchange rates.

Because some of our revenue, operating expenses, assets, and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or recognize net sales in currencies other than the U.S. Dollar, any change in the values of those foreign currencies relative to the U.S. Dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2021 had a favorable impact of $3.0 million on net sales outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we may enter into currency hedges from time to time.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. If these provisions are not deferred, modified, or repealed by Congress with retroactive effect to January 1, 2022, we will be subject to additional income tax expense and the resulting cash liability. The impact cannot be reasonably estimated as many factors impact income tax expense and liabilities.

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

In October 2019, we and certain of our wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement provides for a $300.0 million secured revolving credit facility maturing on October 25, 2024, and amends and restates the previous $125.0 million secured revolving credit facility.  No amount is currently outstanding on the credit facility as of December 31, 2021, or as of the date hereof, but we may draw on this facility in the future.

Certain of our subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of any obligations under the Amended Credit Agreement.  The obligations with respect to the Amended Credit Agreement are secured by a pledge of substantially all of the personal property assets of the Borrowers and each of the Guarantors, including accounts receivables, deposit accounts, intellectual property, investment property, and inventory, equipment, and equity interests in their respective subsidiaries.

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

We believe that we are in compliance with the covenants, and there were no events of default, at December 31, 2021 (and in prior periods). However, there can be no assurance that we will be able to meet such financial covenants in future fiscal quarters.  The failure to do so could result in an event of default under such agreement, which could have a material adverse effect on our financial position in the event that we have significant amounts drawn under the facility at such time.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities as of December 31, 2021 are as follows:

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution, research and development, and administrative facility for Corporate and all reporting segments	Lewisville, TX	140,000	Leased
Manufacturing, warehousing, distribution, research and development, and administrative facility for motion preservation	Sunnyvale, CA	25,000	Leased
Research and development, component manufacturing, quality control and training facility for orthopedics products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned
International distribution center for Orthofix products	Verona, Italy	18,000	Leased
Mechanical workshop for Orthofix products	Verona, Italy	9,000	Leased
Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	5,580	Leased
Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	22,000	Leased
Sales management, distribution and administrative facility for France	Arcueil, France	8,500	Leased
Sales management, distribution and administrative facility for Germany	Ottobrunn, Germany	18,300	Leased

Item 3.	Legal Proceedings

For a description of material pending legal proceedings, refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “OFIX.” As of February 22, 2022, we had 265 holders of record of our common stock. The closing price of our common stock on February 22, 2022 was $31.12. The following table shows the high and low sales prices for our common stock for each of the two most recent fiscal years.

	High	Low
2020
First Quarter	$47.91	$22.11
Second Quarter	39.70	25.23
Third Quarter	36.00	28.03
Fourth Quarter	44.30	30.56
2021
First Quarter	$48.50	$39.34
Second Quarter	45.96	39.23
Third Quarter	43.30	36.35
Fourth Quarter	39.98	28.65

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2021.

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

The following graph compares our annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index and the NASDAQ Stocks (SIC 3840-3849 US & Foreign) Surgical, Medical, and Dental Instruments and Supplies Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2016, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. The NASDAQ Composite Index replaces the CRSP NASDAQ Stock Market (US and Foreign Companies) Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP index has been included with data through 2020.

Item 6.	Selected Financial Data

No longer required under Item 301 of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with “Forward-Looking Statements” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The discussion and analysis below is focused on our 2021 and 2020 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2019 fiscal year specifically, as well as the year-over-year comparison of our 2020 financial performance to 2019, is located in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021, which is available on our website at www.orthofix.com and the SEC’s website at www.sec.gov.

Executive Summary

We are a global medical device company with a spine and orthopedics focus. Our mission is to deliver innovative, quality-driven solutions as we partner with health care professionals to improve patient mobility. Headquartered in Lewisville, Texas, our spine and orthopedic products are distributed in over 60 countries via our sales representatives and distributors.

Notable financial results in 2021 include the following:

•	Net sales were $464.5 million, an increase of 14.2% on a reported basis and 13.5% on a constant currency basis
•	Double-digit net sales growth over the prior year for both Global Spine (11.6%) and Global Orthopedics (24.4%)
•	Net sales growth in the U.S. and internationally for both the Global Spine and Global Orthopedics segments
•	Generation of net cash flows from operations of $18.5 million

COVID-19 Update and Outlook

The global COVID-19 pandemic has significantly affected our hospital and physician customers, patients, communities, employees, and business operations over the last two years. At various points in time, the pandemic has led to the cancellation or deferral of elective surgeries and procedures with certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of businesses. At this time, the future trajectory of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets, particularly due to the uncertainty as to the nature of future variants, and whether vaccines will protect against severe illness with respect to such future variants.

Given these various uncertainties, it is unclear the extent to which lingering slowdowns in elective procedures will affect our business during 2022 and beyond. We expect that the effects of COVID-19 on our business will depend on various factors including (i) the magnitude, length, and virulence of additional case waves and future variants, (ii) the continued distribution, efficacy, refinement, and public acceptance of COVID-19 vaccines, (iii) the comfort level of patients in visiting clinics and hospitals, and (iv) the extent to which further elective surgery slowdowns occur during periods when hospital capacity is stretched because of the need to treat COVID-19 patients.

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales:

	Year ended December 31,
	2021 (%)	2020 (%)	2019 (%)
Net sales	100.0	100.0	100.0
Cost of sales	24.7	25.1	21.9
Gross profit	75.3	74.9	78.1
Sales and marketing	47.6	50.3	48.6
General and administrative	14.9	16.7	18.6
Research and development	10.7	9.6	7.5
Acquisition-related amortization and remeasurement	3.9	(0.2)	7.5
Operating income (loss)	(1.8)	(1.5)	(4.1)
Net income (loss)	(8.3)	0.6	(6.2)

Net Sales by Reporting Segment

The following table provides net sales by major product category by reporting segment:

				Percentage Change
				2021/2020	2021/2020	2020/2019	2020/2019
(U.S. Dollars, in thousands)	2021	2020	2019	Reported	Constant Currency	Reported	Constant Currency
Bone Growth Therapies	$187,448	$171,396	$197,181	9.4%	9.4%	-13.1%	-13.1%
Spinal Implants	115,094	94,857	94,544	21.3%	20.8%	0.3%	0.2%
Biologics	56,421	55,482	65,496	1.7%	1.7%	-15.3%	-15.3%
Global Spine	358,963	321,735	357,221	11.6%	11.4%	-9.9%	-10.0%
Global Orthopedics	105,516	84,827	102,734	24.4%	21.3%	-17.4%	-18.2%
Net sales	$464,479	$406,562	$459,955	14.2%	13.5%	-11.6%	-11.8%

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

2021 Compared to 2020

Net sales increased $37.2 million or 11.6%

•

Bone Growth Therapies net sales increased $16.1 million or 9.4%, primarily driven by an increase in gross orders across all sales channels as restrictions associated with the COVID-19 pandemic have lessened, particularly when compared to the second quarter of 2020

•

Spinal Implants net sales increased $20.2 million or 21.3%, primarily driven by the continued recovery from the effects of the COVID-19 pandemic within our Spine Fixation product line, both in the U.S. and internationally, and from the continued growth and adoption of our Motion Preservation product line in the U.S.

•

Biologics net sales increased $0.9 million or 1.7%, primarily driven by the continued recovery from the effects of the COVID-19 pandemic and an increase in revenues from new distributors added over the last 12 months

Global Orthopedics

Global Orthopedics offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions specifically related to limb reconstruction and deformity correction unrelated to the spine. Global Orthopedics distributes its products world-wide through a network of distributors and sales representatives to sell orthopedic products to hospitals and healthcare providers.

2021 Compared to 2020

Net sales increased $20.7 million, or 24.4%

•

Increase of $18.1 million, primarily driven by the continued recovery from the effects of the COVID-19 pandemic, coupled with the continued growth of our FITBONE product line, in both the U.S. and international markets

•	Increase of $2.6 million due to changes in foreign currency exchange rates, which had a favorable impact on net sales

Gross Profit

				Percentage Change
(U.S. Dollars, in thousands)	2021	2020	2019	2021/2020	2020/2019
Net sales	$464,479	$406,562	$459,955	14.2%	-11.6%
Cost of sales	114,914	101,889	100,607	12.8%	1.3%
Gross profit	$349,565	$304,673	$359,348	14.7%	-15.2%
Gross margin	75.3%	74.9%	78.1%	0.4%	-3.2%

2021 Compared to 2020

Gross profit increased $44.9 million, or 14.7%

•

Increase in gross profit is primarily due to the continued recovery from the effects of the COVID-19 pandemic as net sales have recovered to levels consistent with periods prior to the COVID-19 pandemic and due to increased absorption of fixed costs when compared to the prior year period

•

Increase in gross margin primarily as a result of significant non-cash inventory related charges recorded in the prior year due to lower procedure volumes, largely as a result of COVID-19, and partially offset by unfavorable shifts in product mix, and from a short-term increase in electronic procurement costs caused by a global shortage of semiconductor chips, which are used in certain of our products

Sales and Marketing Expense

				Percentage Change
(U.S. Dollars, in thousands)	2021	2020	2019	2021/2020	2020/2019
Sales and marketing	$221,318	$204,434	$223,676	8.3%	-8.6%
As a percentage of net sales	47.6%	50.3%	48.6%	-2.7%	1.7%

2021 Compared to 2020

Sales and marketing expense increased $16.9 million

•	Increase of $14.0 million in variable compensation expenses as a result of the recovery in net sales
•

Increase of $4.6 million as a result of additional headcount, increased benefit costs, and increased travel and professional expenses, as the majority of marketing events and trade shows were virtual in 2020

•

Partially offset by a decrease in expense of $2.7 million related to the Italian Medical Device Payback liability, as a result of temporary relief provided by the Italian National Healthcare System in response to the COVID-19 pandemic through a law enacted in December 2021

General and Administrative Expense

				Percentage Change
(U.S. Dollars, in thousands)	2021	2020	2019	2021/2020	2020/2019
General and administrative	$69,353	$67,948	$85,607	2.1%	-20.6%
As a percentage of net sales	14.9%	16.7%	18.6%	-1.8%	-1.9%

2021 Compared to 2020

General and administrative expense increased $1.4 million

•

Increase of $2.9 million a result of savings initiatives executed in 2020 in response to the COVID-19 pandemic, including temporary salary reductions in the U.S., suspension of the 401(k) match, and restrictions on travel and related expenses, which are no longer in place for 2021

•	Offset by a decrease of $1.6 million related to the 2019 CEO transition

Research and Development Expense

				Percentage Change
(U.S. Dollars, in thousands)	2021	2020	2019	2021/2020	2020/2019
Research and development	$49,621	$39,056	$34,637	27.1%	12.8%
As a percentage of net sales	10.7%	9.6%	7.5%	1.1%	2.1%

2021 Compared to 2020

Research and development expense increased $10.6 million

•	Increase of $4.2 million related directly to our European Union medical device regulation implementation efforts
•	Increase of $3.3 million related to increased employee costs as a result of planned headcount increases in 2021
•	Increase of $2.5 million to support our development of new, innovative, and differentiated products or indications and the integration of certain acquired products and assets into our business

Acquisition-related Amortization and Remeasurement

				Percentage Change
(U.S. Dollars, in thousands)	2021	2020	2019	2021/2020	2020/2019
Acquisition-related amortization and remeasurement	$17,588	$(499)	$34,212	-3624.6%	-101.5%
As a percentage of net sales	3.9%	-0.2%	7.5%	4.1%	-7.7%

2021 Compared to 2020

Acquisition-related amortization and remeasurement increased $18.1 million

•	Increase of $11.8 million attributable to the impairment of our Global Orthopedics goodwill in 2021 primarily due to current and planned investments in our growth
•

Increase of $4.1 million primarily related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets

•	Increase of $1.5 million associated with acquired in-process research and development assets in 2021, which were recognized immediately upon acquisition
•	Increase of $1.1 million from amortization of intangible assets acquired through business combinations or asset acquisitions
•	Partially offset by a decrease of $0.4 million associated with the reassessment of contingent consideration associated with the acquisition of a former distributor

Non-operating Expense

				Percentage Change
(U.S. Dollars, in thousands)	2021	2020	2019	2021/2020	2020/2019
Interest expense, net	$(1,837)	$(2,483)	$(122)	-26.0%	1935.2%
Other income (expense)	(3,343)	8,381	(8,143)	-139.9%	-202.9%

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

2021 Compared to 2020

Interest expense, net, decreased $0.6 million

•	Decrease of $0.8 million associated with interest expense incurred in the prior year on our outstanding indebtedness under the secured revolving credit facility

Other income (expense), net, decreased $11.7 million

•	Decrease of $7.9 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $4.0 million in 2021 compared to a gain of $3.9 million in 2020
•

Decrease of $4.7 million attributable to funds received in the prior year from the U.S. Department of Health and Human Services as part of the Provider Relief Fund included within the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”

•	Partially offset by gains recognized in total of $0.6 million associated with our equity investments in Neo Medical and Bone Biologics

Income Tax Expense

				Percentage Change
(U.S. Dollars, in thousands)	2021	2020	2019	2021/2020	2020/2019
Income tax expense (benefit)	$24,884	$(2,885)	$1,413	-962.5%	-304.2%
Effective tax rate	-184.4%	784.0%	-5.2%	-968.4%	789.2%

2021 Compared to 2020

Net income tax expense increased $27.7 million

•	Increase of $16.0 million primarily due to statute expirations on uncertain tax positions that did not recur in 2021
•	Increase of $13.3 million for net increase in valuation allowances recognized on domestic and foreign deferred tax assets primarily due to cumulative losses
•	Increase of $0.8 million for lower tax benefit on the change in fair value of contingent consideration
•	Partially offset by tax benefit driven by lower earnings

2020 Compared to 2019

Net income tax expense decreased by $4.3 million

•	Decrease of $14.6 million primarily due to statute expirations on uncertain tax positions
•	Decrease of $7.1 million due to the net decrease in the fair value of contingent consideration
•	Increase of $14.7 million due to net increase in valuation allowance recognized on foreign deferred tax assets primarily due to cumulative losses
•	Further offset by tax expense driven by higher earnings

A reconciliation of the effective tax rate for each year is reported in Note 20 to the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report.

Segment Review

Our business is managed through two reporting segments:  Global Spine and Global Orthopedics. The primary metric used in managing the business by segment is EBITDA (which is described further in Note 16 to the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report).

The following table reconciles EBITDA to loss before income taxes:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
Global Spine	$58,014	$63,036	$39,528
Global Orthopedics	3,374	(4,993)	7,496
Corporate	(31,691)	(25,382)	(49,252)
Total EBITDA	29,697	32,661	(2,228)
Depreciation and amortization	(29,599)	(30,546)	(24,699)
Goodwill impairment	(11,756)	—	—
Interest expense, net	(1,837)	(2,483)	(122)
Loss before income taxes	$(13,495)	$(368)	$(27,049)

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at December 31, 2021, was $87.8 million compared to $96.8 million at December 31, 2020.

	Year Ended December, 31,
(U.S. Dollars, in thousands)	2021	2020	Change
Net cash from operating activities	$18,475	$74,272	$(55,797)
Net cash from investing activities	(23,013)	(52,334)	29,321
Net cash from financing activities	(3,621)	3,245	(6,866)
Effect of exchange rate changes on cash and restricted cash	(815)	1,235	(2,050)
Net change in cash, cash equivalents, and restricted cash	$(8,974)	$26,418	$(35,392)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities.

	Year Ended December, 31,
(U.S. Dollars, in thousands)	2021	2020	Change
Net cash from operating activities	$18,475	$74,272	$(55,797)
Capital expenditures	(19,592)	(17,094)	(2,498)
Free cash flow	$(1,117)	$57,178	$(58,295)

Operating Activities

Cash flows from operating activities decreased $55.8 million

•	Decrease in net income (loss) of $40.9 million
•

Net increase of $29.5 million in non-cash gains and losses, largely related to our impairment of Global Orthopedics goodwill, deferred income taxes, and changes in fair value of contingent consideration

•

Net decrease of $44.4 million relating to changes in working capital accounts, primarily attributable to changes in our contract liability associated with the CMS Accelerated and Advance Payment Program and from changes in accounts receivable

Two of our primary working capital accounts are accounts receivable and inventory. Day’s sales in receivables remained consistent and was 58 days at December 31, 2021, compared to 57 days at December 31, 2020 (calculated using fourth quarter net sales and ending accounts receivable). Inventory turns were 1.4 times as of December 31, 2021, compared to 1.2 times at December 31, 2020, primarily resulting from an increase in sales volumes, and thus an increase in cost of sales, as 2020 results were heavily impacted by the COVID-19 pandemic.

Investing Activities

Cash flows from investing activities increased $29.3 million

•	Increase of $18.0 million associated with cash paid in March 2020 to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones
•

Increase of $7.8 million associated with cash paid for purchases of investment securities, primarily attributable to our investments in Neo Medical SA in the form of preferred stock and convertible loans

•	Increase of $6.0 million associated with cash paid for asset acquisitions and other investments
•	Partially offset by a decrease in capital expenditures of $2.5 million

Financing Activities

Cash flows from financing activities decreased $6.9 million

•

Decrease of $8.4 million associated with cash paid for the achievement of a revenue-based milestone associated with the Spinal Kinetics acquisition; the milestone payment totaled $15.0 million with a portion of the payment reflected in both operating and financing activities

•	Partially offset by an increase in net proceeds of $1.2 million from the issuance of common shares

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

As of December 31, 2021, we have no outstanding borrowings under the Amended Credit Agreement. For additional information regarding the credit facility, see Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

In addition, we have no borrowings outstanding on our Italian line of credit of €5.5 million ($6.3 million) as of December 31, 2021. This unsecured line of credit provides us the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

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

In April 2020, we received $13.9 million in funds from the CMS Accelerated and Advance Payment Program to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. Starting in April 2021, Medicare began to recoup 25% of Medicare payments otherwise owed to the provider or supplier for submitted claims. Beginning March 2022, recoupment increases to 50% for another six months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, our outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid. As of December 31, 2021, the balance of the liability associated with the Accelerated and Advance Payment Program of the CARES Act totaled $4.8 million, which is classified within other current liabilities based upon our estimates of when such funds will be recouped.

Given the various uncertainties attributable to the COVID-19 pandemic that remain, both in the U.S. and in other markets, our liquidity may be impacted in the future by the potential of decreases or delays of elective surgical procedures, delays in payments from customers, facility closures, or other reasons related to the COVID-19 pandemic. As of the date of issuance of these consolidated financial statements, the extent to which COVID-19 is likely to materially impact our liquidity in the future remains uncertain.

Spinal Kinetics Acquisition and Contingent Consideration

As part of the consideration for the Spinal Kinetics acquisition, we agreed to make contingent milestone payments of up to $60.0 million. One milestone payment, which was for $15.0 million, became due upon FDA approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”). The FDA Milestone was achieved and paid in 2019. A second milestone payment, totaling $15.0 million, was achieved and paid in 2021 upon meeting certain net sales targets.

The remaining milestone payment is a revenue-based milestone payment of $30.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement as of December 31, 2021, was $17.2 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration (ultimate payment will either be $30.0 million or the liability will be reversed if the milestone is not met within the required timeline). As of December 31, 2021, we classified the remaining contingent consideration liability within other current liabilities, as we expect to pay the revenue-based milestone in the next twelve months. For additional discussion of this matter, see Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Related Party Transaction

On February 2, 2021, we entered into a technology assignment and royalty agreement with a medical device technology company partially owned and controlled by the wife of President and Chief Executive Officer, Jon Serbousek, whereby we acquired the intellectual property rights to certain assets for consideration of up to $10.0 million. Consideration is comprised of $1.0 million, which was paid at signing, and $9.0 million in contingent consideration, dependent upon multiple milestones, such as receipt of 510(k) clearance or the attainment of certain net sales targets. For additional discussion of this transaction, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

IGEA S.p.A Exclusive License and Distribution Agreement

On April 7, 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we will have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, of which $0.5 million was paid in 2021, with certain payments contingent upon achieving an FDA milestone. The License Agreement also includes certain minimum purchase requirements.

Neo Medical Investment and Convertible Loan

In October 2020, we entered into a Convertible Loan Agreement (the “Convertible Loan”) with Neo Medical SA, a privately held Swiss-based Medtech company (“Neo Medical”), whereby we loaned CHF 4.6 million to Neo Medical ($5.0 million as of the issuance date). The loan bears interest at 8.0%, with interest due semi-annually. The Convertible Loan matures in October 2024; however, if a change in control of Neo Medical occurs prior to maturity, the Convertible Loan shall become immediately due upon such event.

FITBONE Asset Acquisition and Contract Manufacturing and Supply Agreement (“CMSA”)

In February 2020, we entered into an agreement with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones. At the time of the acquisition, we also entered into a CMSA with Wittenstein to manufacture the FITBONE product line. The CMSA has an initial term of up to two years. As consideration for the CMSA, we will pay $2.0 million to Wittenstein at the conclusion of the agreement if certain conditions are met. This payment is expected to be made in the first half of 2022.

Unremitted Foreign Earnings

Unremitted foreign earnings decreased from $53.7 million at December 31, 2020, to $50.0 million at December 31, 2021, due to currency translation. As a result of the 2017 Tax Act, current year earnings have been deemed to be repatriated.  Our investment in foreign subsidiaries continues to be indefinite in nature, however, we may periodically repatriate a portion of these earnings to the extent that we do not incur significant additional tax liability.

Contractual Obligations

As a result of our operations, we are subject to certain contractual obligations with material cash requirements. Our material contractual obligations include, but are not limited to i) our contingent consideration arrangement associated with the Spinal Kinetics acquisition, ii) contingent consideration arrangements associated with certain asset acquisitions, iii) operating lease and finance lease obligations, and iv) uncertain tax positions.

Refer to the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report for a further description of our contingent consideration arrangements (Notes 4, 12, and 17), lease obligations (Note 9), and uncertain tax positions (Note 20).

Off-balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures, or capital resources that are material to investors. In addition, we do not consider the backlog of firm orders to be material.

Critical Accounting Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and various other assumptions that management believe to be reasonable under the circumstances at that point in time.  Actual results may differ, significantly at times, from these estimates.

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

For revenue derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations, and governmental payors, such as Medicare, in connection with the sale of our stimulation products, we recognize revenue when the stimulation product is fitted to and accepted by the patient and all applicable documents that are required by the third-party payor have been obtained. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

Wholesale revenue is related to the sale of our bone growth stimulators directly to physicians and other healthcare providers. Wholesale revenues are recognized upon shipment and receipt of a confirming purchase order, which is when the customer obtains control of the promised goods.

Biologics revenue is largely attributable to the U.S. and is primarily related to a collaborative arrangement with MTF. We have exclusive global marketing rights and receive marketing fees from MTF based on products distributed by MTF. MTF is considered the principal in these arrangements; therefore, we recognize these marketing service fees on a net basis upon shipment of the product to the customer and receipt of a confirming purchase order.

Spinal Implants and Global Orthopedics products are distributed world-wide, with U.S. sales largely comprised of commercial revenue and international sales derived from commercial sales and through stocking distributor arrangements.

Commercial revenue is largely related to the sale of our Spinal Implants and Global Orthopedics products to hospital customers. Commercial revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Stocking distributors purchase our products and then re-sell them directly to customers, such as hospitals. Revenue derived from stocking distributor arrangements is recognized upon shipment and receipt of a confirming purchase order, which is when the distributor obtains control of the promised goods. The transaction price is estimated based upon our historical collection experience with the stocking distributor. To derive this estimate, we analyze twelve months of historical invoices by stocking distributor and the subsequent collections on those invoices, for a period of up to 24 months subsequent to the invoice date. This percentage, which is specific to each stocking distributor, is then used to calculate the transaction price. Cost of sales is also recorded upon transfer of control of the product to the customer, which is when our performance obligation has been satisfied.

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

We believe our allowance for credit losses is sufficient to cover customer credit risks; however, a 10% change in our allowance for credit losses as of December 31, 2021, would result in an increase or decrease to sales and marketing expense of $0.5 million. Additionally, we believe our estimate to establish contractual allowances is sufficient to cover customer credit risks; however, a 10% change in our reserve for contractual allowances as of December 31, 2021, would result in an increase or decrease to net sales of $0.4 million. Our allowance for credit losses and estimation of contractual allowances are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross margin, operating income, EBITDA, net income, and accounts receivable.

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

Significant judgment is required related to the forecasting of future operating results within our discounted cash flow valuation models to determine the valuation of intangible assets. Key assumptions include the anticipated useful lives of acquired intangibles, the projected cash flows associated with each intangible asset, the estimated probability of success for acquired IPR&D projects, and projected growth rates and discount rates. It is possible that significant changes in plans or assumptions may affect the recoverability of these assets and could potentially result in impairment. Our valuation of intangible assets is a “critical accounting estimate” because changes in the assumptions used to develop these estimates could materially affect key financial measures, including operating income, EBITDA, and net income.

Goodwill

Our goodwill represents the excess of cost over fair value of net assets acquired from business combinations. The determination of the value of goodwill and intangible assets arising from business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

We test goodwill at least annually for impairment, and between annual tests if indicators of potential impairment exist. These indicators include, among others, significant declines in sales, earnings, or cash flows, or the development of a material adverse change in the business climate. Assessing goodwill impairment involves a high degree of judgment due to the estimates and assumptions used. We believe the estimates and assumptions involved in the impairment assessment to be critical because significant changes in such estimates and assumptions could materially affect key financial measures, including operating income, EBITDA, and net income.

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

In the fourth quarters of 2020 and 2019, we performed qualitative assessments for our annual goodwill impairment analysis, which did not result in any impairment charge. This qualitative analysis considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events. As part of our qualitative assessment, we included quantitative factors to assess the likelihood of an impairment and concluded it more likely that not that an impairment has not occurred.

In the fourth quarter of 2021, we performed a quantitative assessment of goodwill as part of our annual goodwill impairment analysis. Upon estimating the fair value of each of its reporting units, we determined the Global Orthopedics reporting unit’s fair value was less than its carrying value of net assets. This resulted in recording a full impairment of the Global Orthopedics goodwill of $11.8 million, which is reflected within Acquisition-related amortization and remeasurement. The assessment concluded there were no indicators of impairment for the Global Spine goodwill.

We estimate the fair value of each reporting unit using a weighted average of fair value derived from both an income approach and a market approach. The fair value measurements are based on significant inputs that are unobservable in the market, with key assumptions including, but not limited to, our forecasted future net sales and expenses, terminal growth rates, discount rates applied, and allocation of corporate-level expenses to each reporting unit. Significant changes in these assumptions could result in a significantly higher or lower fair value, which in turn can affect the ultimate conclusion regarding if goodwill is impared.

Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The two most significant items that are or were recorded at fair value as of December 31, 2021, include (i) contingent consideration attributable to the Spinal Kinetics acquisition and (ii) our convertible loan agreements with Neo Medical.

The contingent consideration consists of potential future milestone payments of up to $60.0 million in cash associated with the Spinal Kinetics acquisition, which must be achieved within five years of the acquisition date to be paid. The milestone payments include (i) up to $15.0 million for meeting the FDA Milestone and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the M6-C artificial cervical disc and the M6-L artificial lumbar disc. The FDA milestone was achieved and paid in 2019 and one of the revenue-based milestones, resulting in a payment of $15.0 million, was achieved and paid in 2021.

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

We estimate the fair value of the remaining revenue-based milestone payment using a Monte Carlo simulation. This fair value measurement is based on significant inputs that are unobservable in the market, with key assumptions including the our forecasted future net sales of Motion Preservation products, discount rates applied, and assumptions for potential volatility of the forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value. Holding other inputs constant, an increase in our forecasted future revenues by 5% would have resulted in an increase in the fair value of the contingent consideration of $4.8 million, whereas a decrease in our forecasted future revenues by 5% would have resulted in a decrease in the fair value of the contingent consideration by $5.2 million.

We estimate the fair value of our convertible loan agreements with Neo Medical using option-pricing models and a probability-weighted discounted cash flow model. The fair value measurement is based on significant inputs that are unobservable in the market, with significant unobservable inputs including applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Significant changes in these assumptions could result in a significantly higher or lower fair value. Holding other inputs constant, an increase in the assumed cost of equity discount rate by 2% would have resulted in a decrease in the fair value of the convertible loan of $1.2 million, whereas a decrease the cost of equity discount rate by 2% would have resulted in an increase in the fair value of the convertible loan by $1.7 million.

Our fair value measurements are a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including operating income, EBITDA, and net income.

Litigation and Contingent Liabilities

From time to time, we are parties to or targets of lawsuits, investigations and proceedings, including product liability, personal injury, patent and intellectual property, health and safety, and employment and healthcare regulatory matters, which are handled and defended in the ordinary course of business. These lawsuits, investigations, or proceedings could involve a substantial number of claims and could also have an adverse impact on our reputation and customer base. Although we maintain various liability insurance programs for liabilities that could result from such lawsuits, investigations, or proceedings, we are self-insured for a significant portion of such liabilities.

We accrue for such claims when it is probable that a liability has been incurred and the amount can be reasonably estimated. The assessments of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that we consider in this assessment are the nature of existing legal proceedings, investigations, and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, the involvement of the U.S. Government and its agencies in such proceedings, our experience in similar matters and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond, or have responded, to the proceeding, investigation or claim. Our assessment of these factors may change over time as individual proceedings, investigations or claims progress. For matters where we are not currently able to reasonably estimate the range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, or an investigation has not manifested itself in a filed civil or criminal complaint, (ii) the matters are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the government or other parties in matters that may be expected ultimately to be resolved through negotiation and settlement have not reached the point where we believe a reasonable estimate of loss, or range of loss, can be made. In such instances, we believe that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any.

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

Tax Matters

We and each of our subsidiaries are taxed at the rates applicable within each of their respective jurisdictions. Our income tax expense, effective tax rate, deferred tax assets, and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Further, certain of our subsidiaries sell products directly to our other subsidiaries or provide administrative, marketing and support services to our other subsidiaries. These intercompany sales and support services involve subsidiaries operating in jurisdictions with differing tax rates. The tax authorities in such jurisdictions may challenge our treatment under residency criteria, transfer pricing provisions, or other aspects of their respective tax laws, which could affect our composite tax rate and provisions.

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

We establish a valuation allowance when measuring deferred tax assets if it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. This process requires significant judgment as we must project the current tax liability and estimate the deferred tax assets and liabilities into future periods, including net operating loss and tax credit carry forwards. In assessing the need for a valuation allowance, we consider recent operating results, availability of taxable income in carryback years, future reversals of taxable temporary differences, future taxable income projections (exclusive of reversing temporary differences), and all prudent and feasible tax planning strategies.

Tax matters are “critical accounting estimates” because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.

Share-based compensation

We use the Black-Scholes valuation model to calculate the fair value of service-based stock options. The value is recognized as expense over the service period net of actual forfeitures. The expected term of options granted is estimated based on a number of factors, including the vesting and expiration terms of the award, historical employee exercise behavior for both options that are currently outstanding and options that have been exercised or are expired, the historical volatility of our common stock, and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. We estimate expected volatility based on the historical volatility of our stock.

We use the Monte Carlo valuation methodology to calculate the fair value of market-based restricted stock units. The value is recognized as expense over the requisite service period and adjusted for forfeitures as they occur. The Monte Carlo methodology that we use to estimate the fair value of the awards incorporates the possibility that the market condition may not be satisfied.

The fair value of performance-based restricted stock awards and stock units is calculated based upon the closing stock price at the date of grant. The value is recognized as expense over the derived requisite service period beginning in the period in which the grants are deemed probable to vest. Vesting probability is assessed based upon forecasted earnings and financial results and requires significant judgment.

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

EBITDA

EBITDA is defined as earnings before interest income (expense), net, income taxes, depreciation, and amortization (including the impacts of any goodwill impairment). EBITDA is the primary metric used by our Chief Operating Decision Maker in managing the business.

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

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates and foreign currency fluctuations. These exposures can impact sales, cost of sales, costs of operations, and the cost of financing and yields on cash and short-term investments. We may use derivative financial instruments, where appropriate, to manage these risks. However, our risk management policy does not allow us to hedge positions we do not hold nor do we enter into derivative or other financial investments for trading or speculative purposes.

We are exposed to interest rate risk in connection with our Revolving Credit Facility, which bears interest at floating rates based on LIBOR, or possibly an alternative reference rate to be used in place of LIBOR upon the occurrence of a benchmark transition event, plus an applicable borrowing margin or at a base rate (as defined in the Amended Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As we do not have any balance outstanding associated with the Amended Credit Agreement as of December 31, 2021, this risk is currently minimal.

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

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Brazilian Real, Australian Dollas, Swiss Franc, or British Pound. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. For the year ended December 31, 2021, we recorded a foreign currency loss of $4.0 million on the statement of operations and comprehensive income (loss) resulting from gains and losses in foreign currency transactions.

We also are subject to currency exposure from translating the results of our global operations into the U.S. Dollar at exchange rates that fluctuate during the period. The U.S. Dollar equivalent of international sales denominated in foreign currencies was favorably impacted during the years ended December 31, 2021, and December 31, 2020, by monthly foreign currency exchange rate fluctuations of the U.S. Dollar against all of the foreign functional currencies for our international operations. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. An analysis was performed to determine the sensitivity of our current year net sales and operating income to changes in foreign currency exchange rates. We determined that if the U.S. Dollar decreased in value by 10% relative to all foreign currencies of our international operations it would result in an increase in net sales of $9.1 million and a decrease in operating income of $0.7 million. If the U.S. Dollar increased in value by 10% relative to all foreign currencies of our international operations it would result in a decrease in net sales of $9.1 million and an increase in operating income of $0.7 million.

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

In connection with the preparation and filing of this Annual Report, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on the specified criteria.

Ernst & Young has issued an audit report on the effectiveness of our internal control over financial reporting, which follows this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix Medical Inc.

Opinion on Internal Control over Financial Reporting

We have audited Orthofix Medical Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orthofix Medical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 25, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

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

10.2*†	Amended and Restated Matrix Commercialization Collaboration Agreement, entered into as of February 7, 2022, by and between Orthofix US LLC and Muscoloskeletal Transplant Foundation Inc.

10.3

Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan, as amended by Amendment No. 1 thereto (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and incorporated herein by reference).

10.4

Amendment No. 2 to the Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan (filed as an exhibit to the Company's Current Report on Form 8-K filed June 21, 2021 and incorporated by reference).

10.5

Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

10.6

Amendment No. 1 to Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2020 and incorporated herein by reference).

10.7

Amendment No. 2 to Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company's Current Report on Form 8-K filed June 21, 2021 and incorporated by reference).

Exhibit Number	Description

10.8*	Form of Employee Performance Stock Unit Agreement (2022 grant) under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan.

10.9

Form of Employee Performance Stock Unit Agreement (2016 – 2021 grants) under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.10*	Form of Time-Based Vesting Employee Restricted Stock Unit Grant Agreement (2018 – 2021 grants) under the Orthofix Medical Inc. Amended and Restated 202 Long-Term Incentive Plan.

10.11

Form of Time-Based Vesting Employee Restricted Stock Grant Agreement (pre-2018 grants) under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.12

Form of Time-Based Vesting Employee Non-Qualified Stock Option Agreement under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.13

Form of Employee Non-Qualified Stock Option Agreement under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan – July 2014-June 2016 (Time-Based Vesting) (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.14

Form of Employee Non-Qualified Stock Option Agreement under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (pre-2014 grants) (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.15

Form of Non-Employee Director Restricted Stock Unit Agreement under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Form 10-Q filed on August 7, 2017 and incorporated herein by reference).

10.16

Form of Time-Based Vesting Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (initial grant) (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2016 and incorporated here by reference).

10.17

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.18	Employee Inducement Restricted Stock Unit Agreement for Paul Gonsalves (filed as an exhibit to the Company’s Form S-8 filed on September 14, 2020 and incorporated herein by reference).

10.19	Employee Inducement Non-Qualified Stock Option Agreement for Paul Gonsalves (filed as an exhibit to the Company’s Form S-8 filed on September 14, 2020 and incorporated herein by reference).

10.20	Employee Inducement Restricted Stock Unit Agreement for Jon Serbousek (filed as an exhibit to the Company’s Form S-8 filed on August 5, 2019 and incorporated herein by reference).

10.21	Employee Inducement Non-Qualified Stock Option Agreement for Jon Serbousek (filed as an exhibit to the Company’s Form S-8 filed on August 5, 2019 and incorporated herein by reference).

10.22	Inducement Plan for Spinal Kinetics Employees (filed as an exhibit to the Company’s Form S-8 filed on April 30, 2018 and incorporated herein by reference).

10.23	Form of Inducement Grant Restricted Stock Agreement (filed as an exhibit to the Company’s Form S-8 filed on April 30, 2018 and incorporated herein by reference).

10.24

Inducement Grant Non-Qualified Stock Option Agreement, dated March 13, 2013, between Orthofix International N.V. and Bradley R. Mason (filed as an exhibit to the Company’s Current Report on Form 8-K filed March 13, 2013 and incorporated herein by reference).

Exhibit Number	Description

10.25	Amended and Restated 2004 Long Term Incentive Plan (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).

10.26

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

10.28

Transition and Retirement Agreement, dated February 25, 2019, between Bradley R. Mason and Orthofix Medical Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

10.29

Change in Control and Severance Agreement, dated November 1, 2019, between Orthofix Medical Inc. and Jon Serbousek (filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 1, 2019 and incorporated herein by reference).

10.30

Letter agreement, dated December 4, 2019, between the Company and Kevin Kenny (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.31

Change in Control and Severance Agreement, dated November 1, 2019, between Orthofix Medical Inc. and Kevin Kenny (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.32

Letter agreement, dated August 21, 2020, between the Company and Paul Gonsalves (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).

10.33

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

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

Exhibit Number	Description

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Form 10-K.
†	Certain private or confidential portions of this exhibit that are not material were omitted by means of redacting a portion of the text and replacing it with a bracketed asterisk.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Dated: February 25, 2022	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Dated: February 25, 2022	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JON SERBOUSEK Jon Serbousek	President and Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2022

/s/ DOUG RICE Doug Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022

/s/ CATHERINE BURZIK Catherine Burzik	Chair of the Board of Directors	February 25, 2022

/s/ WAYNE BURRIS Wayne Burris	Director	February 25, 2022

/s/ JASON HANNON Jason Hannon	Director	February 25, 2022

/s/ JAMES HINRICHS James Hinrichs	Director	February 25, 2022

/s/ LILLY MARKS Lilly Marks	Director	February 25, 2022

/s/ MICHAEL PAOLUCCI	Director	February 25, 2022
Michael Paolucci

/s/ JOHN SICARD	Director	February 25, 2022
John Sicard

/s/ THOMAS WEST	Director	February 25, 2022
Thomas West

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

The Company maintains accounting and internal control systems to provide reasonable assurance at a reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, and careful selection and training of qualified personnel.

The Company engaged Ernst & Young LLP, independent registered public accountants, to audit and render an opinion on the consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion.

The Board of Directors, through its Audit Committee, consisting solely of outside directors of the Company, meets periodically with management and our independent registered public accountants to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Ernst & Young LLP has full and free access to the Audit Committee.

James Hinrichs

Chairman of the Audit Committee

Jon Serbousek

President and Chief Executive Officer, Director

Doug Rice

Chief Financial Officer

ORTHOFIX MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orthofix Medical Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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

Contingent Consideration – Spinal Kinetics
Description of the Matter

As described in Note 12 to the consolidated financial statements, the Company’s contingent consideration at the acquisition date of Spinal Kinetics, Inc. consisted of potential milestone payments of $15.0 million for achieving FDA approval and up to $45 million in connection with certain future product sales. At December 31, 2021, the fair value of contingent consideration was $17.2 million.

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

Inventory Excess and Obsolescence Reserves
Description of the Matter

At December 31, 2021, the Company’s inventory balance is $83.0 million, which is net of management’s estimate of inventory excess and obsolescence reserves. As described in Note 5 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, management estimates future demand and sales prices to determine the appropriate inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or net realizable value.

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

Dallas, Texas

February 25, 2022

ORTHOFIX MEDICAL INC.

Consolidated Balance Sheets as of December 31, 2021 and 2020

(U.S. Dollars, in thousands except share and per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$87,847	$96,291
Restricted cash	—	530
Accounts receivable, net of allowances of $4,944 and $4,848, respectively	78,560	72,423
Inventories	82,974	84,635
Prepaid expenses and other current assets	20,141	16,500
Total current assets	269,522	270,379
Property, plant and equipment, net	59,252	63,613
Intangible assets, net	52,666	60,517
Goodwill	71,317	84,018
Deferred income taxes	1,771	25,042
Other long-term assets	22,095	22,292
Total assets	$476,623	$525,861
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$26,459	$23,118
Current portion of finance lease liability	2,590	510
Other current liabilities	76,781	80,271
Total current liabilities	105,830	103,899
Long-term portion of finance lease liability	19,890	22,338
Other long-term liabilities	13,969	42,760
Total liabilities	139,689	168,997
Contingencies (Note 13)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,836,937 and 19,423,874 issued and outstanding as of December 31, 2021 and 2020, respectively	1,983	1,942
Additional paid-in capital	313,951	292,291
Retained earnings	21,000	59,379
Accumulated other comprehensive income	—	3,252
Total shareholders’ equity	336,934	356,864
Total liabilities and shareholders’ equity	$476,623	$525,861

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2021, 2020, and 2019

(U.S. Dollars, in thousands, except share and per share data)	2021	2020	2019
Net sales	$464,479	$406,562	$459,955
Cost of sales	114,914	101,889	100,607
Gross profit	349,565	304,673	359,348
Sales and marketing	221,318	204,434	223,676
General and administrative	69,353	67,948	85,607
Research and development	49,621	39,056	34,637
Acquisition-related amortization and remeasurement	17,588	(499)	34,212
Operating loss	(8,315)	(6,266)	(18,784)
Interest expense, net	(1,837)	(2,483)	(122)
Other income (expense), net	(3,343)	8,381	(8,143)
Loss before income taxes	(13,495)	(368)	(27,049)
Income tax benefit (expense)	(24,884)	2,885	(1,413)
Net income (loss)	$(38,379)	$2,517	$(28,462)

Net income (loss) per common share:
Basic	$(1.95)	$0.13	$(1.51)
Diluted	(1.95)	0.13	(1.51)
Weighted average number of common shares:
Basic	19,690,593	19,267,920	18,903,289
Diluted	19,690,593	19,391,718	18,903,289

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt securities	(942)	1,881	(2,593)
Reclassification adjustment for amortization of historical unrealized gains on debt security	—	—	(1,034)
Reclassification adjustment for loss on debt security in net income	—	—	(5,193)
Currency translation adjustment	(2,544)	4,872	(653)
Other comprehensive income (loss), before tax	(3,486)	6,753	(9,473)
Income tax benefit (expense) related to items of other comprehensive income (loss)	234	(462)	2,201
Other comprehensive income (loss), net of tax	(3,252)	6,291	(7,272)
Comprehensive income (loss)	$(41,631)	$8,808	$(35,734)

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2021, 2020, and 2019

(U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2018	18,579,688	$1,858	$243,165	$87,078	$3,296	$335,397
Cumulative effect adjustment from adoption of ASU 2016-02	—	—	—	70	—	70
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	(937)	937	—
Net loss	—	—	—	(28,462)	—	(28,462)
Other comprehensive loss, net of tax	—	—	—	—	(7,272)	(7,272)
Share-based compensation expense	—	—	21,540	—	—	21,540
Common shares issued, net	442,931	44	6,314	—	—	6,358
At December 31, 2019	19,022,619	$1,902	$271,019	$57,749	$(3,039)	$327,631
Cumulative effect adjustment from adoption of ASU 2016-13	—	—	—	(887)	—	(887)
Net income	—	—	—	2,517	—	2,517
Other comprehensive income, net of tax	—	—	—	—	6,291	6,291
Share-based compensation expense	—	—	16,207	—	—	16,207
Common shares issued, net	401,255	40	5,065	—	—	5,105
At December 31, 2020	19,423,874	$1,942	$292,291	$59,379	$3,252	$356,864
Net loss	—	—	—	(38,379)	—	(38,379)
Other comprehensive loss, net of tax	—	—	—	—	(3,252)	(3,252)
Share-based compensation expense	—	—	15,432	—	—	15,432
Common shares issued, net	413,063	41	6,228	—	—	6,269
At December 31, 2021	19,836,937	$1,983	$313,951	$21,000	$—	$336,934

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020, and 2019

(U.S. Dollars, in thousands)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(38,379)	$2,517	$(28,462)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	29,599	30,546	24,699
Impairment of goodwill	11,756	—	—
Amortization of operating lease assets, debt costs, and other assets	3,496	3,730	3,778
Provision for expected credit losses	444	199	1,891
Deferred income taxes	24,482	10,787	1,393
Share-based compensation expense	15,432	16,207	21,540
Interest and (gain) loss on the valuation of investment securities	(1,146)	116	5,000
Change in fair value of contingent consideration	(3,575)	(7,300)	29,140
Other	1,064	(2,228)	2,433
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(7,049)	13,283	(11,037)
Inventories	619	(873)	(5,712)
Prepaid expenses and other current assets	(2,834)	4,526	(3,698)
Accounts payable	4,253	2,532	2,138
Other current liabilities	1,013	5,975	(7,716)
Contract liability (Note 15)	(9,060)	13,851	—
Payment of contingent consideration	(6,595)	—	(1,340)
Other long-term assets and liabilities	(5,045)	(19,596)	(2,014)
Net cash from operating activities	18,475	74,272	32,033
Cash flows from investing activities
Acquisition of a business	—	(18,000)	—
Capital expenditures for property, plant and equipment	(17,785)	(15,485)	(18,997)
Capital expenditures for intangible assets	(1,807)	(1,609)	(1,527)
Purchase of investment securities	(2,171)	(10,000)	—
Asset acquisitions and other investments	(1,250)	(7,240)	(2,400)
Net cash from investing activities	(23,013)	(52,334)	(22,924)
Cash flows from financing activities
Proceeds from revolving credit facility	—	100,000	—
Repayment of revolving credit facility	—	(100,000)	—
Proceeds from issuance of common shares	8,824	7,598	11,551
Payments related to withholdings for share-based compensation	(2,555)	(2,493)	(5,193)
Payment of contingent consideration	(8,405)	—	(13,660)
Payments related to finance lease obligation	(537)	(323)	(365)
Payment of debt issuance costs and other financing activities	(948)	(1,537)	(3,021)
Net cash from financing activities	(3,621)	3,245	(10,688)
Effect of exchange rate changes on cash and restricted cash	(815)	1,235	(207)
Net change in cash, cash equivalents, and restricted cash	(8,974)	26,418	(1,786)
Cash, cash equivalents, and restricted cash at the beginning of the year	96,821	70,403	72,189
Cash, cash equivalents, and restricted cash at the end of the year	$87,847	$96,821	$70,403

Components of cash, cash equivalents, and restricted cash at the end of the year
Cash and cash equivalents	$87,847	$96,291	$69,719
Restricted cash	—	530	684
Cash, cash equivalents, and restricted cash at the end of the year	$87,847	$96,821	$70,403

 The accompanying notes form an integral part of these consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Consolidated Financial Statements

1.	Business, basis of presentation, COVID-19 update, and CARES Act

Description of the Business

Orthofix Medical Inc. and its subsidiaries (the “Company”) is a global medical device company with a spine and orthopedics focus. The Company’s mission is to deliver innovative, quality-driven solutions while partnering with health care professionals to improve patient mobility. Headquartered in Lewisville, Texas, the Company’s spine and orthopedic products are distributed in over 60 countries via the Company's sales representatives and distributors.

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

Footnote	Footnote Reference
Business, basis of presentation, COVID-19 update, and CARES Act	1
Significant accounting policies	2
Recently adopted accounting standards and recently issued accounting pronouncements	3
Acquisitions	4
Inventories	5
Property, plant, and equipment	6
Intangible assets	7
Goodwill	8
Leases	9
Other current liabilities	10
Long-term debt	11
Fair value measurements and investments	12
Commitments and contingencies	13
Shareholders' equity	14
Revenue recognition and accounts receivable	15
Business segment information	16
Acquisition-related amortization and remeasurement	17
Share-based compensation	18
Defined contribution plans and deferred compensation	19
Income taxes	20
Earnings per share	21

COVID-19 and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The global Coronavirus Disease 2019 ("COVID-19") pandemic has significantly affected the Company’s hospitals and physician customers, patients, communities, employees, and business operations. At various points in time, the pandemic has led to the cancellation or deferral of elective surgeries and procedures within certain hospitals, ambulatory surgery centers, and other medical facilities; restrictions on travel; the implementation of physical distancing measures; and the temporary or permanent closure of certain businesses. The Company's consolidated financial statements reflect estimates and assumptions made by management as of December 31, 2021. At this time, the future trajectory and duration of the COVID-19 pandemic remains uncertain, both in the U.S. and in other markets.

These matters are also described in Part I, Item 1A of this Form 10-K under the heading Risk Factors.

In March 2020, the CARES Act entered into federal law, which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and to provide general support to the U.S. economy. The CARES Act, among other things, included provisions relating to the deferment of employer side social security payments and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact to the Company’s income tax expense/benefit reported within the consolidated statements of operations for each of the years ended December 31, 2021 and 2020. The CARES Act also provided financial relief to the Company through other various programs, each of which are described in further detail below.

In April 2020, the Company received $13.9 million in funds from the Centers for Medicare & Medicaid Services (“CMS”) Accelerated and Advance Payment Program. For discussion of the Company’s accounting for these funds, see Note 15.

In April 2020, the Company also automatically received $4.7 million in funds from the U.S. Department of Health and Human Services as part of the Provider Relief Fund. The Company recognized this in-substance grant within other income for the year ended December 31, 2020.

In addition, as part of the CARES Act, the Company was permitted to defer all employer social security payroll tax payments for the remainder of the 2020 calendar year subsequent to the CARES Act being signed into federal law, such that 50% of the taxes could be deferred until December 31, 2021, with the remaining 50% deferred until December 31, 2022. As of December 31, 2020, the Company had deferred $0.6 million associated with this program, all of which was classified within other current liabilities. This deferred balance was then voluntarily repaid, in full, in the first quarter of 2021.

Consolidated Appropriations Act of 2021 (the “Consolidated Appropriations Act”)

On December 27, 2020, the Consolidated Appropriations Act entered into federal law. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for the year ended December 31, 2021.

American Rescue Plan Act of 2021 (“the American Rescue Plan”)

On March 11, 2021, the American Rescue Plan entered into federal law. The American Rescue Plan, among other things, included provisions related to the deduction of executive compensation beginning in 2027. The American Rescue Plan had no impact to the Company’s condensed consolidated financial statement for the year ended December 31, 2021.
2.	Significant accounting policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to contractual allowances, allowances for expected credit losses, inventories, valuation of intangible assets, goodwill, fair value measurements, litigation and contingent liabilities, income taxes, and share-based compensation. We base our estimates on historical experience, future expectations, and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

The financial statements for operations outside the U.S. are generally maintained in their local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. Dollars at year end exchange rates, and revenue and expense items are translated at average rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity. Transactional foreign currency gains and losses, including those generated from intercompany operations, are included in other expense, net and were a loss of $4.0 million, a gain of $3.9 million, and a loss of $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Financial instruments and concentration of credit risk

Financial instruments that could subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Generally, cash is held at large financial institutions and cash equivalents consist of highly liquid money market funds. The Company performs ongoing credit evaluations of customers, generally does not require collateral, and maintains a reserve for expected credit losses. The Company believes that a concentration of credit risk related to accounts receivable is limited because customers are geographically dispersed and end users are diversified.

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

In September 2019, approximately $0.5 million (based upon foreign exchange rates as of December 31, 2020) of the Company’s cash in Brazil was frozen upon request to satisfy a judgment related to an ongoing legal dispute with a former Brazilian distributor. In December 2021, the dispute was settled and the cash was disbursed to the former distributor.

Investing activities that did not result in cash receipts or cash payments during the years ended December 31, 2021, 2020, and 2019 consisted of the following, which were not included within cash from investing activities in the Company’s consolidated statements of cash flows:

(U.S. Dollars, in thousands)	2021	2020	2019
Supplemental disclosure of cash flow information:
Noncash investing activities:
Intangible assets acquired in asset acquisitions	$—	$1,575	$1,600
Contingent consideration recognized at acquisition date	—	375	—

Advertising costs

Advertising costs are expensed as incurred. Advertising costs are included within sales and marketing expense and totaled $0.5 million, $0.9 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Research and development costs, including in-process research and development (“IPR&D”) costs

Expenditures for research and development are expensed as incurred. Expenditures related to the Company’s collaborative arrangement with MTF Biologics (“MTF”) are expensed based on the terms of the related agreement. The Company recognized $0.8 million and $0.8 million in research and development expense for the years ended December 31, 2021 and 2020, respectively, under the collaborative arrangement with MTF and did not recognize any such expenditures for the year ended December 31, 2019.

In October 2020, the Company and Neo Medical SA, a privately held Swiss-based company developing a new generation of products for spinal surgery (“Neo Medical”), entered into a co-development agreement covering the parties’ joint development of single use instruments for cervical spine procedures. In connection with this agreement, the Company is responsible for the payment of variable costs associated with the development of the specified products. Research and development expenses incurred under this collaborative arrangement for the year ended December 31, 2021 totaled $0.6 million and for the year ended December 31, 2020, totaled less than $0.1 million.

In December 2021, the Company and nView medical, a Salt Lake City-based company developing surgical imaging and guidance systems enabled by artificial intelligence (“AI”), entered into an agreement to jointly develop and co-market the innovative nView systems with the Company’s cervical spine and pediatric limb deformity correction procedural solutions. Each party is responsible for payment of its own development and marketing costs incurred in association with the collaborative arrangement. No such costs were incurred for the year ended December 31, 2021.

3.	Recently adopted accounting standards and recently issued accounting pronouncements

Adoption of Accounting Standards Update (“ASU”) 2021-10—Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, which aims to increase the transparency of government assistance by requiring entities to provide information about the nature of the transaction, terms and conditions associated with the transaction, and financial statement line items affected by the transaction. The Company voluntarily elected to early adopt this standard for the year ended December 31, 2021, on a prospective basis. Adoption of this standard did not have a significant impact to the existing disclosures made in relation to government assistance received by the Company in 2020 as part of the CARES Act.

Adoption of ASU 2019-12, Simplifying the accounting for income taxes

In December 2019, the FASB issued ASU 2019-12, which reduces the complexity of accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, Income Taxes. Additionally, the ASU simplifies U.S. GAAP by amending the requirements related to the accounting for "hybrid" tax regimes and also adding the requirement to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination and when it should be considered a separate transaction. The Company adopted this ASU effective January 1, 2021, with certain provisions applied retrospectively and other provisions applied prospectively. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of operations, or cash flows

Adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and Subsequent Amendments

In June 2016, the FASB issued ASU 2016-13 (which was then further clarified in subsequent ASUs), which required that credit losses for certain types of financial instruments, including accounts receivable, be estimated based on expected credit losses among other changes. The Company adopted this ASU effective as of January 1, 2020, using a modified retrospective approach. Therefore, results for reporting periods after January 1, 2020, are presented under Topic 326, while prior period amounts are not adjusted and continue to be reported in accordance with the historical accounting guidance. See Note 15 for additional discussion of the Company’s adoption of Topic 326 and its resulting accounting policies.

Adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which eliminated Step 2 of the previous goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under ASU 2017-04, a goodwill impairment loss is now measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The Company adopted this ASU effective January 1, 2020, on a prospective basis and followed this guidance to measure the goodwill impairment of $11.8 million recorded in the year ended December 31, 2021.

Adoption of ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which eliminated certain disclosures, such as the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and added new disclosure requirements for Level 3 measurements. The Company adopted this ASU effective January 1, 2020, with certain provisions of the ASU applied retrospectively and other provisions provided prospectively. Adoption of this ASU did not impact the Company’s condensed consolidated balance sheet, statements of operations, or cash flows; however, adoption of the ASU did result in modified disclosures in Note 12.

Adoption of ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, which aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract was not affected by the amendments in this update. The Company adopted this ASU effective January 1, 2020, on a prospective basis. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of operations, or cash flows, but is expected to impact future cloud computing arrangements.

Adoption of ASU 2020-04, Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, which provided temporary optional guidance to ease the potential financial reporting burden of the expected market transition away from LIBOR. The new guidance provided optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedge accounting, and other transactions affected by reference rate reform if certain criteria are met through December 31, 2022. The Company adopted this ASU effective March 12, 2020, the effective date of the ASU, on a prospective basis. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of operations, or cash flows, but is expected to impact the future borrowing rate used for the Company’s secured revolving credit facility.

Adoption of ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, which changed how lessees account for leases, requiring a liability to be recorded on the balance sheet in most cases based on the present value of future lease obligations with a corresponding right-of-use asset. The Company adopted this ASU effective January 1, 2019, using a modified retrospective approach. Upon adoption, the Company elected a package of practical expedients permitted within the new standard. The elected practical expedients allowed the Company to carry forward its historical lease classification and to not separate and allocate the consideration paid between lease and non-lease components included within a contract. See Note 9 for additional discussion of the Company’s adoption of Topic 842 and its lease accounting policies.

Adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, which allowed entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income (loss) to retained earnings. The Company adopted this ASU effective January 1, 2019, using a modified retrospective approach, which resulted in an increase to accumulated other comprehensive income (loss) and a decrease in retained earnings of $0.9 million.
4.	Acquisitions

FITBONE Asset Purchase Agreement

In March 2020, the Company completed an Asset Purchase Agreement (the “Purchase Agreement”) with Wittenstein SE (“Wittenstein”), a privately-held German-based company, to acquire assets associated with the FITBONE intramedullary lengthening system for limb lengthening of the femur and tibia bones for $18.0 million in cash consideration. The Company also entered into a Contract Manufacturing and Supply Aggreement (“CMSA”) with Wittenstein.

Distributor Acquisition

In July 2020, the Company, acquired certain assets of a medical device distributor for consideration of up to $7.6 million.

Options Medical, LLC Asset Acquisition

In January 2019, the Company acquired certain assets of Options Medical, LLC (“Options Medical”), a medical device distributor based in Florida for $6.4 million. Under the terms of the acquisition, the parties terminated an existing exclusive sales representative agreement, employees of Options Medical became employees of the Company, and the Company acquired all customer lists and customer information related to the sale of the Company’s products.

Purchase Price Allocations for Acquisitions Completed in 2020 and 2019

(U.S. Dollars, in thousands)	FITBONE	Assigned Useful Life	Distributor Acquisition	Assigned Useful Life	Options Medical	Assigned Useful Life
Assets acquired
Inventories	$528		$—		$—
Other long-term assets	—		—		175
Intangible assets
Customer relationships	800	15 years	7,340	5 years	5,832	10 years
Developed technology	4,500	8 years	—	N/A	—	N/A
IPR&D	300	Indefinite	—	N/A	—	N/A
Trade name	600	15 years	—	N/A	—	N/A
Assembled workforce	—	N/A	235	5 years	568	5 years
Total identifiable assets acquired	$6,728		$7,575		$6,575

Liabilities assumed
Other current liabilities	$—		$—		$69
Other long-term liabilities	—		—		106
Total liabilities assumed	—		—		175
Goodwill	11,272		—		—
Total fair value of consideration transferred	$18,000		$7,575		$6,400

5.	Inventories

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess, obsolete or impaired items, which is reviewed and updated on a periodic basis by management. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facility in Italy, cost is determined on a weighted-average basis, which approximates the first-in, first-out (“FIFO”) method. For inventory procured or produced, whether internally or through contract manufacturing arrangements, at our manufacturing facilities in Texas and California, standard cost, which approximates actual cost on the FIFO method, is used to value inventory. Standard costs are reviewed annually by management, or more often in the event circumstances indicate a change in cost has occurred.

Work-in-process, finished products, and field/consignment inventory include material, labor, and production overhead costs. Field/consignment inventory represents immediately saleable finished products inventory that is in the possession of the Company’s independent sales representatives or located at third party customers, such as distributors and hospitals.

	December 31,
(U.S. Dollars, in thousands)	2021	2020
Raw materials	$9,589	$8,442
Work-in-process	15,096	12,149
Finished products	15,149	29,142
Field/consignment	43,140	34,902
Inventories	$82,974	$84,635

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

6.	Property, plant, and equipment

Property, plant, and equipment is stated at cost less accumulated depreciation, or when acquired as part of a business combination, at estimated fair value. Costs include all expenditures necessary to place the asset in service, generally including freight and sales and use taxes. Property, plant, and equipment includes instrumentation held by customers, which is generally used to facilitate the implantation of the Company’s products.

The useful lives of these assets are generally as follows:

Years
Buildings	25 to 33
Plant and equipment	1 to 10
Instrumentation	3 to 4
Computer software	3 to 7
Furniture and fixtures	4 to 8

The Company evaluates the useful lives of these assets on an annual basis. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. Total depreciation expense was $20.2 million, $19.3 million and $17.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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
	December 31,
(U.S. Dollars, in thousands)	2021	2020
Cost
Buildings	$3,925	$4,096
Plant and equipment	50,275	50,159
Instrumentation	100,515	93,252
Computer software	53,200	52,565
Furniture and fixtures	8,307	8,024
Construction in progress	2,597	1,628
Finance lease assets	23,397	23,337
Property, plant, and equipment, gross	242,216	233,061
Accumulated depreciation	(182,964)	(169,448)
Property, plant, and equipment, net	$59,252	$63,613

The Company capitalizes system development costs related to internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years.

Long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances have occurred that would indicate impairment. For purposes of the evaluation, the Company groups its long-lived assets with other assets and liabilities at the lowest level of identifiable cash flows if the asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, the Company will write the carrying value down to the fair value in the period identified.

The Company generally determines fair value of long-lived assets as the present value of estimated future cash flows. In determining the estimated future cash flows associated with the assets, the Company uses estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset group. The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment.

7.	Intangible assets

Intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value, such as for in-process research and development (“IPR&D”) assets. These assets are amortized on a straight-line basis over the useful lives of the assets, which the Company believes is materially consistent with the pattern of economic benefit provided by the assets.

		December 31,
(U.S. Dollars, in thousands)	Weighted Average Amortization Period	2021	2020
Cost
Patents	10 years	$44,561	$50,326
Developed technology	10 years	43,979	44,334
IPR&D	Indefinite	300	300
Customer relationships	7 years	15,621	15,685
License and other	8 years	18,924	16,941
Trademarks—finite lived	10 years	1,839	1,812
	9 years	125,224	129,398
Accumulated amortization
Patents		$(41,408)	$(46,272)
Developed technology		(13,409)	(8,925)
Customer relationships		(4,520)	(2,095)
License and other		(12,528)	(11,006)
Trademarks—finite lived		(693)	(583)
		(72,558)	(68,881)
Intangible assets, net		$52,666	$60,517

Acquired IPR&D represents the fair value assigned to acquired research and development assets that have not reached technological feasibility. In a business combination, the fair value assigned to acquired IPR&D is determined by estimating the remaining costs to develop the acquired technology into commercially viable products, estimating the resulting revenues from the projects, and discounting the net cash flows to present value. The revenue and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing the asset. Additionally, estimated revenues consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the project and uncertainties in the economic estimates used in the projections. Any future costs to further develop the IPR&D subsequent to acquisition are recorded to research and development expense as incurred.

IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they are not amortized but tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.

Amortization expense for intangible assets was $9.4 million, $11.2 million and $7.0 million for the years ended December 31, 2021, December 31, 2020, and 2019, respectively. Future amortization expense for intangible assets is estimated as follows:

(U.S. Dollars, in thousands)	Amortization
2022	$9,376
2023	8,692
2024	8,254
2025	7,252
2026	6,215
Thereafter	12,577
Total finite-lived intangible assets, net	$52,366
Indefinite-lived intangible assets, net	300
Intangible assets, net	$52,666

8.	Goodwill

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

In the fourth quarter of 2021, the Company performed a quantitative assessment of its goodwill. The Company estimated the fair value of each reporting unit using a weighted average of fair value derived from both an income approach and a market approach (all Level 3 fair value measurements). Upon estimating the fair value of each of its reporting units, the Company determined its Global Orthopedics reporting unit’s fair value was less than its carrying value of net assets. This resulted in recording a full impairment of the Global Orthopedics goodwill of $11.8 million, which is reflected within Acquisition-related amortization and remeasurement. This amount also represents the total of the Company’s accumulated goodwill impairment losses as of December 31, 2021. The assessment concluded there were no indicators of impairment for the Global Spine goodwill.

The following table presents the net carrying value of goodwill, and a rollforward of such balances from December 31, 2020, by reportable segment:

(U.S. Dollars, in thousands)	December 31, 2020	Impairment	Currency Translation Adjustment	December 31, 2021
Global Spine	$71,317	$—	$—	$71,317
Global Orthopedics	12,701	(11,756)	(945)	—
Goodwill	$84,018	$(11,756)	$(945)	$71,317

9.	Leases

As discussed in Note 3, the Company adopted ASU No. 2016-02—Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach. Adoption of the new standard resulted in the recognition of operating lease assets and lease liabilities of $20.2 million and $20.5 million, respectively. The difference between the lease assets and lease liabilities, net of the deferred tax impact, and the elimination of historical prepaid or deferred rent, was recorded as an adjustment to retained earnings. The standard did not have a material impact to the Company’s consolidated statements of operations and comprehensive income (loss) or cash flows.

The Company determines if a contractual arrangement qualifies as a lease at inception. The Company’s leases primarily relate to facilities, vehicles, and equipment, and certain contract manufacturing agreements. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used as a discount rate, based on the information available at the commencement date, in determining the present value of lease payments. Lease assets also include the impact of any prepayments made and are reduced by impact of any lease incentives.

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

A summary of the Company’s lease portfolio as of December 31, 2021, and 2020, is presented in the table below:

(U.S. Dollars, in thousands, except lease term and discount rate)	Classification	December 31, 2021	December 31, 2020
Assets
Operating leases	Other long-term assets	$3,155	$4,840
Finance leases	Property, plant and equipment, net	18,600	20,552
Total lease assets		$21,755	$25,392
Liabilities
Current
Operating leases	Other current liabilities	$1,834	$2,092
Finance leases	Current portion of finance lease liability	2,590	510
Long-term
Operating leases	Other long-term liabilities	1,443	2,946
Finance leases	Long-term portion of finance lease liability	19,890	22,338
Total lease liabilities		$25,757	$27,886

Weighted Average Remaining Lease Term
Operating leases		3.3 years	3.6 years
Finance leases		17.0 years	18.1 years

Weighted Average Discount Rate
Operating leases		2.6%	2.4%
Finance leases		4.2%	4.2%

The components of lease costs were as follows:

(U.S. Dollars, in thousands)	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Finance lease costs:
Amortization of right-of-use assets	$2,049	$1,766	$972
Interest on finance lease liabilities	933	940	919
Operating lease costs	2,234	2,235	2,161
Short-term lease costs	213	230	255
Variable lease costs	815	673	749
Total lease costs	$6,244	$5,844	$5,056

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,627	$4,299	$4,075
Operating cash flows from finance leases	907	689	919
Financing cash flows from finance leases	537	323	365
Right-of-use assets obtained in exchange for lease obligations
Operating leases	589	959	878
Finance leases	149	1,949	21,179

A summary of the Company’s remaining lease liabilities as of December 31, 2021, is included below:

(U.S. Dollars, in thousands)	Operating Leases	Finance Leases
2022	$1,883	$3,480
2023	614	1,508
2024	211	1,538
2025	192	1,543
2026	189	1,562
Thereafter	330	22,613
Total undiscounted value of lease liabilities	3,419	32,244
Less: Interest	(142)	(9,764)
Present value of lease liabilities	$3,277	$22,480

Current portion of lease liabilities	$1,834	$2,590
Long-term portion of lease liabilities	1,443	19,890
Total lease liabilities	$3,277	$22,480

10.	Other current liabilities
	December 31,
(U.S. Dollars, in thousands)	2021	2020
Accrued expenses	$7,151	$6,090
Salaries, bonuses, commissions and related taxes payable	23,552	22,362
Accrued distributor commissions	10,787	9,331
Accrued legal and settlement expenses	3,794	5,422
Contingent consideration liability	17,200	14,900
Short-term operating lease liability	1,834	2,092
Non-income taxes payable	4,655	5,509
Accelerated and advance payment program	4,791	9,834
Other payables	3,017	4,731
Other current liabilities	$76,781	$80,271

11.	Long-term debt

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

In April 2020, as a precautionary measure to increase the Company’s cash position and to preserve financial flexibility during the initial uncertainty resulting from the COVID-19 pandemic, the Company completed a borrowing of $100.0 million under the Facility. The Company made payments totaling $100.0 million in the third quarter of 2020 to fully pay down the outstanding balance. The Company had no borrowings outstanding under the Facility at December 31, 2021, and 2020, respectively.

Borrowings under the Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes of the Company and its subsidiaries (including permitted acquisitions and permitted payments of dividends and other distributions). The Facility is available in U.S. Dollars with up to $150 million of the Facility available to be borrowed in Euros (the “Agreed Currencies”).  The Facility further permits up to $50 million of the Facility to be utilized for the issuance of letters of credit in the Agreed Currencies. The Borrowers have the ability to increase the amount of the Facility, which increases may take the form of increases to the revolving credit commitments or the issuance of new term A loans, by an aggregate amount of up to the greater of $150 million or an incremental amount such that the total amount of the Facility does not exceed 350% of consolidated EBITDA of the Company (as determined for the four fiscal quarter period most recently ended for which financial statements are available), upon satisfaction of customary conditions precedent for such increases or incremental loans and receipt of additional commitments by one or more existing or new lenders.

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

The Amended Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions. In addition, the Amended Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain, as of the last day of any fiscal quarter, a total net leverage ratio of not more than 3.5 to 1.0 (which ratio can be permitted to increase to 4.0 to 1.0 for no more than 4 fiscal quarters following a material acquisition) and an interest coverage ratio of at least 3.0 to 1.0. The Amended Credit Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2021.

In conjunction with obtaining the Facility, the Company paid $1.5 million in debt issuance costs and has capitalized a total of $1.8 million associated with the Facility (inclusive of certain capitalized costs prior to the most recent amendment). These costs are being amortized over the life of the Facility. The debt issuance costs are included in other long-term assets, net of accumulated amortization. As of December 31, 2021, and December 31, 2020, debt issuance costs, net of accumulated amortization, were $1.0 million and $1.4 million, respectively. Debt issuance costs amortized or expensed totaled $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company has an unused available Italian line of credit of €5.5 million ($6.3 million and $6.7 million) at December 31, 2021, and 2020, respectively. This unsecured line of credit provides the Company the option to borrow amounts in Italy at interest rates determined at the time of borrowing.

The Company paid cash related to interest of $1.5 million, $1.9 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company’s available for sale debt securities, equity securities, contingent consideration, and deferred compensation plan liabilities are the only financial instruments recorded at fair value on a recurring basis as follows:

(U.S. Dollars, in thousands)	Balance December 31, 2021	Level 1	Level 2	Level 3
Assets
Neo Medical convertible loan agreements	$7,148	$—	$—	$7,148
Neo Medical preferred equity securities	5,413	—	5,413	—
Bone Biologics equity securities	309	309	—	—
Other investments	1,505	—	—	1,505
Total	$14,375	$309	$5,413	$8,653
Liabilities
Spinal Kinetics contingent consideration	$(17,200)	$—	$—	$(17,200)
Other contingent consideration	—	—	—	—
Deferred compensation plan	(1,314)	—	(1,314)	—
Total	$(18,514)	$—	$(1,314)	$(17,200)

(U.S. Dollars, in thousands)	Balance December 31, 2020	Level 1	Level 2	Level 3
Assets
Neo Medical convertible loan agreement	$7,160	$—	$—	$7,160
Neo Medical preferred equity securities	5,000	—	5,000	—
Bone Biologics equity securities	—	—	—	—
Total	$12,160	$—	$5,000	$7,160
Liabilities
Spinal Kinetics contingent consideration	$(35,400)	$—	$—	$(35,400)
Other contingent consideration	(375)	—	—	(375)
Deferred compensation plan	(1,441)	—	(1,441)	—
Total	$(37,216)	$—	$(1,441)	$(35,775)

The fair value of the Company’s deferred compensation plan liabilities are determined based on inputs that are readily available in public markets or that can be derived from information available in publicly quoted markets; therefore, the Company has categorized this liability as a Level 2 financial instrument.

Neo Medical Convertible Loan Agreements and Equity Investment

On October 1, 2020, the Company purchased shares of Neo Medical’s preferred stock for consideration of $5.0 million and entered into a Convertible Loan Agreement pursuant to which Orthofix loaned Neo Medical CHF 4.6 million (the “Convertible Loan”). The loan bears interest at 8.0%, with interest due semi-annually. At each interest payment date, the borrower may elect to capitalize any interest due to the then outstanding principal balance of the loan. The Convertible Loan matures on October 1, 2024. If a change in control of Neo Medical occurs prior to the maturity date, the Convertible Loan shall become immediately due upon such event. The Convertible Loan may be convertible by either party into shares of Neo Medical’s preferred stock. The Company may convert the loan at its own election at any time prior to the full repayment or settlement of the Convertible Loan. Neo Medical may elect to convert the loan only in the event of a qualified financing event, as defined within the agreement. The price per share at which the loan converts is dependent upon i) the party electing conversion and ii) Neo Medical’s price per share in its most recent fundraising activities at the time of conversion, as specified within the agreement.

On October 10, 2021, the Company entered into an additional Convertible Loan Agreement (the “Additional Convertible Loan”), separate and distinct from the investment made in 2020, pursuant to which the Company loaned Neo Medical an additional CHF 0.6 million ($0.7 million as of the issuance date). The Company made the election to convert the Additional Convertible Loan into shares of Neo Medical’s preferred stock in January 2022.

The equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In November 2021, Neo Medical completed a qualified capital increase. As such, the Company adjusted the carrying amount of its equity investment to reflect the change in observable price and recorded a $0.4 million unrealized gain recognized in other income.

The table below presents a reconciliation of the carrying value of the Company’s investment in Neo Medical preferred equity securities for the years ended December 31, 2021, and 2020:

(U.S. Dollars, in thousands)	2021	2020
Fair value of Neo Medical preferred equity securities at January 1	$5,000	$—
Additions	—	5,000
Foreign currency remeasurement recognized in other income, net	77	—
Unrealized gain recognized in other income (expense), net	336	—
Fair value of Neo Medical preferred equity securities at December 31	5,413	5,000

Both of the Convertible Loans are recorded in other long-term assets as available for sale debt securities as of December 31, 2021. These Convertible Loans are recorded at fair value, with applicable interest recorded in interest income. The fair value of the Convertible Loans is based upon significant unobservable inputs, including the use of option-pricing models, Monte Carlo simulations for certain periods, and a probability-weighted discounted cash flows model, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets.

Some of the more significant unobservable inputs used in the fair value measurement of the Loans include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loans. If the amortized cost of the Convertible Loans exceeds their estimated fair value, the securities are deemed to be impaired, and must be evaluated for the recognition of credit losses. Impairment resulting from credit losses is recognized within the statement of income, while impairment resulting from other factors is recognized within other comprehensive income (loss). As of December 31, 2021, the Company has not recognized any credit losses related to the Convertible Loans.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loans, measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2021	2020
Fair value of Neo Medical Convertible Loans at January 1	$7,160	$—
Additions	671	5,000
Interest recognized in interest income, net	421	103
Foreign currency remeasurement recognized in other income (expense), net	(162)	176
Unrealized gain (loss) recognized in other comprehensive income (loss)	(942)	1,881
Fair value of Neo Medical Convertible Loans at December 31	7,148	7,160
Amortized cost basis of Neo Medical Convertible Loans at December 31	6,209	5,279

The following table provides quantitative information related to certain key assumptions utilized within the valuation of the Convertible Loans as of December 31, 2021:

(U.S. Dollars, in thousands)	Fair Value as of December 31, 2021	Unobservable inputs	Estimate
Neo Medical Convertible Loans	$7,148	Cost of equity discount rate	16.1%
		Implied volatility	67.8%

Bone Biologics Equity Securities

The Company holds an investment in common stock of Bone Biologics Inc. (“Bone Biologics”), a developer of orthobiologic products. Prior to 2021, the equity securities were considered an investment that did not have a readily determinable fair value as Bone Biologics was privately held. As such, the Company measured these investments at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In 2020, the Company recognized an impairment of $0.2 million as a result of concerns over Bone Biologics’ ability to continue as a going concern.

In the fourth quarter of 2021, Bone Biologics completed a public offering of units, with each unit consisting of one share of common stock and one warrant to purchase common shares. As a result of the public offering, Bone Biologics’ common stock is now actively traded on the NASDAQ (ticker BBLG). The Company concluded the investment represented a Level 1 fair value measurement subsequent to the public offering as the common shares now have quoted prices in active markets for identical assets. As such, the Company now records the investment at fair value, with changes in fair value recorded within other income (expense), net.

The following table presents the changes in fair value recognized for the equity securities for each of the years ended December 31, 2021, 2020, and 2019:

(U.S. Dollars, in thousands)	2021	2020	2019
Bone Biologics equity securities at January 1	$—	$219	$219
Fair value adjustments and impairments recognized in other income (expense), net	309	(219)	—
Bone Biologics equity securities at December 31	$309	$—	$219

Other investments

Other investments represent other assets and investments recorded at fair value that are not deemed to be material for disclosure on an individual basis. The fair value of these assets are based upon significant unobservable inputs, such as probability-weighted discounted cash flows models, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets. As of December 31, 2021, this balance was classified within other long-term assets.

Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The Spinal Kinetics contingent consideration consists of potential future milestone payments of up to $60.0  million in cash. The milestone payments included (i) $15.0  million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0  million in connection with future sales of the acquired artificial discs. Milestones must be achieved within five years  of April 30, 2018, to trigger applicable payments. The FDA Milestone was achieved and paid in 2019. A second milestone payment, totaling $15.0 million, was achieved and paid in 2021 upon meeting certain net sales targets.

The estimated fair value of the remaining Spinal Kinetics contingent consideration was $17.2  million as of December 31, 2021. The estimated fair value reflects assumptions made by management as of December 31, 2021, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration (ultimate payment will either be $30.0 million or the liability will be reversed if the milestone is not met within the required timeline). As of December 31, 2021, the Company has classified the $17.2  million liability within other current liabilities, as the Company currently expects to achieve the remaining milestone in the next twelve months. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2021	2020
Spinal Kinetics contingent consideration at January 1	$35,400	$42,700
Decrease in fair value recognized in acquisition-related amortization and remeasurement	(3,200)	(7,300)
Payment made	(15,000)	—
Spinal Kinetics contingent consideration at December 31	$17,200	$35,400

The Company estimated the fair value of the remaining potential future revenue-based milestone payment using a Monte Carlo simulation and a discounted cash flow model. This fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The key assumptions in applying the valuation model include the Company’s forecasted future revenues for Motion Preservation products, the expected timing of payment, applicable discount rates applied, and assumptions for potential volatility of the Company’s forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value.

The following table provides a range of key assumptions used within the valuation as of December 31, 2021:

(U.S. Dollars, in thousands)	Fair Value as of December 31, 2021	Valuation Technique	Unobservable inputs	Range
Spinal Kinetics contingent consideration	$17,200	Discounted cash flow	Revenue discount rate	7.13% - 7.55%
			Payment discount rate	3.38% - 3.81%
			Projected year of achievement	2022

eNeura Debt Security

Until October of 2019, the Company held a debt security of eNeura, Inc. (“eNeura”), a privately held medical technology company that was developing devices for the treatment of migraines. In October 2019, the Company and eNeura settled the debt security for a $4.0 million cash payment. As such, the Company determined the investment was impaired and adjusted the carrying value of the debt security to its settlement value by recording a net other-than-temporary impairment of $6.5 million in other expense, net, which included a reclassification of the related unrealized gains included in accumulated other comprehensive income (loss) of $5.2 million.

13.	Commitments and Contingencies

Contingencies policy

The Company records accruals for certain outstanding legal proceedings, investigations, or claims when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates developments in legal proceedings, investigations, and claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable on a quarterly basis. When a loss contingency is not both probable and reasonably estimable, the Company does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses a reasonable estimate of the possible loss or range of loss, if such reasonable estimate can be made. If the Company cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed. In addition, legal fees and other directly related costs are expensed as incurred.

In addition to the matters described in the paragraphs below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses this liability based upon current facts and circumstances. As a result of certain temporary relief provided by the Italian National Healthcare System in response to the COVID-19 pandemic through a law enacted on December 30, 2021, the Company recorded a benefit of $1.2 million for the year ended December 31, 2021, and expense of $1.5 million and $1.3 million for the years ended December 31, 2020, and 2019, respectively. As of December 31, 2021, the Company has accrued $5.2 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

14.	Shareholders’ equity

Dividends

The Company has not historically paid dividends to holders of its common stock. Certain subsidiaries of the Company have restrictions on their ability to pay dividends in certain circumstances pursuant to the Amended Credit Agreement. In the event that the Company decides to pay a dividend to holders of its common stock in the future with dividends received from its subsidiaries, the Company may, based on prevailing rates of taxation, be required to pay additional withholding and income tax on such amounts received from its subsidiaries.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains (losses) on available for sale debt securities. The Company’s policy is to release income tax effects related to items recognized within accumulated other comprehensive income (loss) using a portfolio approach. The components of and changes in accumulated other comprehensive income (loss) are as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	eNeura Debt Security	Neo Medical Convertible Loans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(2,386)	$5,682	$—	$3,296
Cumulative effect adjustment from adoption of ASU 2018-02	—	937	—	937
Other comprehensive loss	(653)	(2,593)	—	(3,246)
Income taxes	—	642	—	642
Reclassification adjustment to:
Interest income (expense), net	—	(1,034)	—	(1,034)
Other expense, net	—	(5,193)	—	(5,193)
Income taxes	—	1,559	—	1,559
Balance at December 31, 2019	$(3,039)	$—	$—	$(3,039)
Other comprehensive income	4,872	—	1,881	6,753
Income taxes	—	—	(462)	(462)
Balance at December 31, 2020	$1,833	$—	$1,419	$3,252
Other comprehensive loss	(2,544)	—	(942)	(3,486)
Income taxes	—	—	234	234
Balance at December 31, 2021	$(711)	$—	$711	$—

15.	Revenue recognition and accounts receivable

Revenue Recognition

The Company accounts for a contract when there is (i) approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, (v) and collectability of consideration is probable. The Company’s contracts may contain one or more performance obligations. If a contract contains more than one performance obligation, the Company allocates the total transaction price to each of the performance obligations based upon the observable standalone selling price of the promised goods or services underlying each performance obligation. The Company recognizes revenue when control of the promised goods or services is transferred to the customer, which typically occurs at a point in time upon shipment, delivery, or utilization, in an amount that reflects the consideration which the Company expects to be entitled in exchange for the promised goods or services. The consideration for goods or services reflects any fixed amount stated per the contract and estimates for any variable consideration, such as discounts, to the extent that is it probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

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

Biologics

Biologics revenue is largely attributable to the U.S. and is primarily related to a collaborative arrangement with MTF, which extends through December 31, 2032. Under this arrangement, the Company markets tissue for bone repair and reconstruction under the brand names Trinity Evolution and Trinity ELITE. Per the terms of the agreement, MTF sources the tissue, processes it to create the allografts, packages, and delivers the tissue to the customer. The Company has exclusive global marketing rights for the Trinity Evolution and Trinity ELITE tissues, exclusive rights to market fiberFUSE and AlloQuent tissues in the U.S., non-exclusive marketing rights for certain other products, and receives marketing fees from MTF based on total sales. MTF is considered the primary obligor in these arrangements; therefore, the Company recognizes marketing service fees on a net basis within net sales upon shipment of the product to the customer and receipt of a confirming purchase order.

Spinal Implants and Global Orthopedics

Spinal Implants and Global Orthopedics products are distributed world-wide, with U.S. sales largely comprised of commercial sales and international sales derived from both commercial sales and stocking distributor arrangements.

Commercial revenue is largely related to the sale of the Company’s Spinal Implants and Global Orthopedics products to hospital customers. The customer obtains control and revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Other revenues within the Spinal Implants and Global Orthopedics product categories are derived from stocking distributors, who purchase the Company’s products and then re-sell them directly to customers, such as hospitals. For stocking distributor arrangements, it is the Company’s policy to recognize revenue upon shipment and receipt of a confirming purchase order, which is when the distributor obtains control of the promised goods. The transaction price is estimated based upon the Company’s historical collection experience with the stocking distributor. To derive this estimate, the Company analyzes twelve months of historical invoices by stocking distributor and the subsequent collections on those invoices for a period of up to 24 months subsequent to the invoice date. The historical collection percentage, which is specific to each stocking distributor, is then used to calculate the transaction price.

Product Sales and Marketing Service Fees

The table below presents net sales, which includes product sales and marketing service fees, for each of the years ended December 31, 2021, 2020, and 2019.

	For the year ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
Product sales	$409,554	$353,087	$397,064
Marketing service fees	54,925	53,475	62,891
Net sales	$464,479	$406,562	$459,955

Product sales primarily consists of the sale of Bone Growth Therapies, Spinal Implants, and Global Orthopedics products. Marketing service fees are received from MTF based on total sales of biologics tissues and relates solely to the Biologics product category within the Global Spine reporting segment. Marketing service fees received from MTF were $54.9 million, or approximately 97% of total Biologics revenues, for the year ended December 31, 2021. As MTF is the single supplier for the allografts in the Company’s Biologics portfolio, derived from deceased donors for their bone grafts and living donors for their amnion grafts, any event or circumstance that would impact MTF’s continued access to donors or the Company’s ability to market these tissues may adversely impact the Company’s financial results.

Revenues exclude any value added or other local taxes, intercompany sales, and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales, and were $3.5 million, $2.4 million, and $2.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the years ended December 31, 2021, and 2020:

	For the year ended December 31,
(U.S. Dollars, in thousands)	2021	2020
Allowance for expected credit losses beginning balance	$4,848	$3,987
Impact of adoption of ASU 2016-13	—	1,120
Current period provision for expected credit losses	444	199
Writeoffs charged against the allowance and other	(126)	(714)
Effect of changes in foreign exchange rates	(222)	256
Allowance for expected credit losses ending balance	$4,944	$4,848

The Company will generally sell receivables from certain Italian hospitals each year to accelerate cash collections. During 2021, 2020, and 2019, the Company sold €8.4 million, €8.3 million, and €9.8 million ($9.9 million, $9.6 million, and $10.9 million) of receivables, respectively. The related fees for 2021, 2020, and 2019, were $0.2 million, $0.3 million, and $0.3 million, respectively, which were recorded as interest expense. Accounts receivables sold without recourse are removed from the balance sheet at the time of sale.

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

Contract Liabilities

The Company’s contract liabilities largely relate to a prepayment of $13.9 million received in 2020 from the CMS as part of the Accelerated and Advance Payment Program of the CARES Act.

On October 1, 2020, the President of the United States signed the “Continuing Appropriations Act, 2021 and Other Extensions Act,” which relaxed a number of the Medicare Accelerated and Advance Payment Program’s recoupment terms for providers and suppliers that received funds from the program. Starting in April 2021, Medicare began to recoup 25% of Medicare payments otherwise owed to the provider or supplier for submitted claims. Beginning March 2022, recoupment increases to 50% for another six months. Thus, during these time periods, rather than receiving the full amount of payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance will be reduced by the recoupment amount until the full balance has been repaid. As of December 31, 2021, the balance of the contract liability associated with the Accelerated and Advance Payment Program totaled $4.8 million. The Company has classified the entire balance of this contract liability within other current liabilities based upon the Company’s estimates of when such funds will be recouped.

The following table provides a detail of changes in the Company’s contract liability associated with the Accelerated and Advanced Payment Program for the years ended December 31, 2021, and 2020:
	For the Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020
Contract liability beginning balance	$13,851	$—
Additions	—	13,851
Recoupment recognized in net sales	(9,060)	—
Contract liability ending balance	$4,791	$13,851

Other Contract Assets

The Company’s contract assets, excluding accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of the Company’s products. Other Contract Assets are included in other long-term assets and totaled $1.4 million and $2.0 million as of December 31, 2021, and 2020, respectively.

Other Contract Assets are amortized on a straight-line basis over the term of the related contract. No impairments were incurred for other contract assets in 2021 or 2020. Further, the Company applies the practical expedient to expense sales commissions when incurred, as the applicable amortization period would be for one year or less.

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

The Spinal Implants product category designs, develops, and markets a broad portfolio of motion preservation and fixation implant products used in surgical procedures of the spine. Spinal Implants distributes its products through a global network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.

The Biologics product category provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. This product category specializes in the marketing of the Company’s  regeneration tissue forms and distributes its tissues to hospitals and healthcare providers, primarily in the U.S., through a network of independent distributors and sales representatives. The partnership with MTF allows the Company to exclusively market the Trinity Evolution and Trinity ELITE tissue forms for musculoskeletal defects to enhance bony fusion and also allows the Company to exclusively distribute the Alloquent and fiberFUSE allografts.

Global Orthopedics

The Global Orthopedics reporting segment offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions unrelated to the spine. This reporting segment specializes in the design, development, and marketing of the Company’s orthopedic products used in fracture repair, deformity correction, and bone reconstruction procedures. Global Orthopedics distributes its products through a global network of distributors and sales representatives to sell orthopedic products to hospitals, and healthcare providers.

Corporate

Corporate activities are comprised of the operating expenses and activities of the Company not necessarily identifiable within the two reporting segments.

The table below presents net sales by major product category by reporting segment:

	Year Ended December 31,
	2021		2020		2019
(U.S. Dollars, in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Bone Growth Therapies	$187,448	40.4%	$171,396	42.2%	$197,181	42.9%
Spinal Implants	115,094	24.8%	94,857	23.3%	94,544	20.6%
Biologics	56,421	12.1%	55,482	13.6%	65,496	14.2%
Global Spine	358,963	77.3%	321,735	79.1%	357,221	77.7%
Global Orthopedics	105,516	22.7%	84,827	20.9%	102,734	22.3%
Net sales	$464,479	100.0%	$406,562	100.0%	$459,955	100.0%

The following table presents EBITDA, the primary metric used in managing the Company, by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
Global Spine	$58,014	$63,036	$39,528
Global Orthopedics	3,374	(4,993)	7,496
Corporate	(31,691)	(25,382)	(49,252)
Total EBITDA	29,697	32,661	(2,228)
Depreciation and amortization	(29,599)	(30,546)	(24,699)
Goodwill impairment	(11,756)	—	—
Interest expense, net	(1,837)	(2,483)	(122)
Loss before income taxes	$(13,495)	$(368)	$(27,049)

The following table presents depreciation and amortization by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
Global Spine	$17,548	$18,362	$14,329
Global Orthopedics	8,233	7,896	5,575
Corporate	3,818	4,288	4,795
Total	$29,599	$30,546	$24,699

Geographical information

The following data includes net sales by geographic destination:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
U.S.	$361,945	$327,280	$361,939
Italy	20,187	18,733	19,560
Germany	13,716	11,940	12,688
United Kingdom	10,552	7,147	10,090
France	10,475	8,354	8,747
Brazil	5,108	2,347	7,685
Others	42,496	30,761	39,246
Net sales	$464,479	$406,562	$459,955

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
Global Spine
U.S.	$337,455	$304,595	$335,410
International	21,508	17,140	21,811
Total Global Spine	358,963	321,735	357,221

Global Orthopedics
U.S.	$24,490	22,685	26,529
International	81,026	62,142	76,205
Total Global Orthopedics	105,516	84,827	102,734

Consolidated
U.S.	361,945	327,280	361,939
International	102,534	79,282	98,016
Net sales	$464,479	$406,562	$459,955

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	2021	2020
U.S.	$45,090	$47,646
Italy	9,412	10,503
Germany	2,544	2,516
United Kingdom	1,193	1,540
Brazil	91	163
Others	922	1,245
Total	$59,252	$63,613

17.	Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) the remeasurement of any related contingent consideration arrangement, (iii) recognized costs associated with acquired in-process research and development (“IPR&D”) assets, which are recognized immediately upon acquisition, and (iv) impairments of goodwill related to previously recognized business combinations. Components of acquisition-related amortization and remeasurement for the years ended December 31, 2021, 2020, and 2019, respectively, are as follows:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
Changes in fair value of contingent consideration	$(3,575)	$(7,300)	$29,140
Amortization of acquired intangibles	7,907	6,801	5,072
Acquired IPR&D	1,500	—	—
Impairment of Global Orthopedics goodwill	11,756	—	—
Total	$17,588	$(499)	$34,212

Related Party Asset Acquisition

On February 2, 2021, the Company entered into a technology assignment and royalty agreement with a medical device technology company partially owned and controlled by the wife of President and Chief Executive Officer, Jon Serbousek, whereby the Company acquired the intellectual property rights to certain assets for consideration of up to $10.0 million.

Consideration was comprised of $1.0 million due at signing, which was recognized immediately as acquired IPR&D expense within acquisition-related amortization and remeasurement, and $9.0 million in contingent consideration. The contingent consideration is dependent upon multiple milestones, such as receipt of 510(k) clearance and the attainment of certain net sales targets. The Company accounted for this transaction as an asset acquisition. As the transaction is classified as an asset acquisition, the value of the consideration associated with the contingent milestones will be recognized at the time that applicable contingencies are resolved and consideration is paid or becomes payable. In addition, the Company is obligated to pay a royalty of 2% to 4% on net sales, commencing upon commercialization of the assets.

The transaction was approved by the Company’s Audit and Finance Committee, with the Audit and Finance Committee directly supervising the negotiations of the transaction. Mr. Serbousek was excluded from such discussions and did not participate in the negotiation or evaluation of the transaction. Mr. Serbousek also continues to be excluded from the oversight of the Company’s development and commercialization activities in relation to the acquired technology and all other matters relating to the relationship between the Company and the counterparty

IGEA S.p.A Asset Acquisition

On April 7, 2021, the Company entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. As consideration for the License Agreement, the Company agreed to pay up to $4.0 million, with certain payments contingent upon reaching an FDA milestone. Of this amount, $0.5 million was paid in 2021, which was recognized as acquired IPR&D costs within acquisition-related amortization and remeasurement. The License Agreement also includes certain minimum purchase requirements.

18.	Share-based compensation

At December 31, 2021, and 2020, the Company had stock option and award plans, and a stock purchase plan.

2012 Long Term Incentive Plan

The Board of Directors adopted the Amended and Restated 2012 Long-Term Incentive Plan (the “2012 LTIP”) on April 23, 2018, which was subsequently approved by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors, consultants, and advisors who perform services for the Company and its subsidiaries and affiliates may receive awards under the 2012 LTIP. Awards granted under the 2012 LTIP expire no later than ten years after the date of grant. At December 31, 2021, the Company reserves a total of 7,050,000 shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2021, there were 1,150,898 options outstanding under the 2012 LTIP, of which 748,539 were exercisable. In addition, there were 13,978 shares of unvested restricted stock awards outstanding and 851,847 restricted stock units outstanding, some of which contain market-based vesting conditions, under the 2012 LTIP as of December 31, 2021.

2004 Long Term Incentive Plan

The 2004 Long Term Incentive Plan (the “2004 LTIP”) reserved 3,100,000 shares for issuance, subject to certain adjustments set forth in the 2004 LTIP. At December 31, 2021, there were 12,500 options outstanding under the 2004 LTIP, all of which were exercisable.

Inducement Plans

The Inducement Plan for Spinal Kinetics Employees (the “Spinal Kinetics Inducement Plan”) reserved 51,705 shares for issuance to employees of Spinal Kinetics as an inducement to continue employment with the Company. At December 31, 2021, there were no remaining options outstanding under the Spinal Kinetics Inducement Plan and 1,284 shares of unvested restricted stock outstanding.

In August 2019, the Company appointed a new President of Global Spine, who was then subsequently promoted to President and Chief Executive Officer. As an inducement to accept employment with the Company, the individual was awarded a grant of stock options to acquire up to 50,711 shares of common stock and an award of 14,743 restricted stock units. As of December 31, 2021, there were 50,711 options outstanding under this inducement, 25,355 of which were exercisable, and 7,372 unvested restricted stock units outstanding.

In September 2020, the Company appointed a new President of Global Orthopedics. As an inducement to accept employment with the Company, the individual was awarded a grant of stock options to acquire up to 32,945 shares of common stock and an award of 10,624 restricted stock units. As of December 31, 2021, there were 32,945 options outstanding under this inducement, of which 8,236 were exercisable, and 7,968 unvested restricted stock units outstanding.

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

Due to the compensatory nature of such plan, the Company records the related share-based compensation expense in the consolidated statement of operations. Compensation expense is estimated using the Black-Scholes valuation model, with such value recognized as expense over the plan period. As of December 31, 2021, the aggregate number of shares reserved for issuance under the Stock Purchase Plan is 2,850,000. As of December 31, 2021, a total of 2,172,134 shares had been issued pursuant to the Stock Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense is recorded in the same line of the consolidated statements of operations as the employee’s cash compensation. The following tables present the detail of share-based compensation expense by line item in the consolidated statements of income as well as by award type, for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
Cost of sales	$779	$705	$715
Sales and marketing	3,385	3,620	2,512
General and administrative	10,289	10,624	16,872
Research and development	979	1,258	1,441
Total	$15,432	$16,207	$21,540

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
Stock options	$1,893	$2,571	$4,054
Time-based restricted stock awards and stock units	7,437	8,485	11,084
Performance-based restricted stock awards and stock units	—	—	—
Market-based restricted stock units	4,414	3,509	4,733
Stock purchase plan	1,688	1,642	1,669
Total	$15,432	$16,207	$21,540

The income tax benefit related to this expense was $3.1 million, $3.2 million, and $3.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Stock Options

The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically four years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the year is shown in the following table.

	Year Ended December 31,
	2021	2020	2019
Assumptions:
Expected term (in years)	6.0	5.5	5.0
Expected volatility	34.4% – 34.8%	30.2% – 35.1%	29.7% – 31.0%
Risk free interest rate	0.83% – 1.25%	0.28% – 1.65%	1.38% – 2.31%
Dividend yield	—	—	—
Weighted average grant date fair value	$12.33	$8.74	$14.64

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

Summaries of the status of the Company’s stock option plans as of December 31, 2021, and 2020, and changes during the year ended December 31, 2021, are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	1,491,019	$39.56
Granted	72,995	$35.59
Exercised	(89,151)	$36.68
Forfeited or expired	(77,809)	$45.49
Outstanding at December 31, 2021	1,397,054	$39.20	5.04
Vested and expected to vest at December 31, 2021	1,397,054	$39.20	5.04
Exercisable at December 31, 2021	944,630	$41.10	3.51

As of December 31, 2021, the unamortized compensation expense relating to options granted and expected to be recognized was $2.0 million. This amount is expected to be recognized through December 2025 over a weighted average period of approximately 1.4 years. The total intrinsic value of options exercised was $0.6 million, $0.9 million and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. For the year ended December 31, 2021, we received $3.3 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $0.6 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2021, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $31.09, the closing price of the Company’s stock on December 31, 2021. The aggregate intrinsic value of options outstanding was $1.7 million as of December 31, 2021, whereas the aggregate intrinsic value of options exercisable was $0.5 million as of that date.

Time-based Restricted Stock Awards and Stock Units

During the year ended December 31, 2021, the Company granted to employees and non-employee directors 295,240 shares of time- based restricted stock stock units, which vest at various dates through December 2025. The compensation expense, which represents the fair value of the stock measured at the market price at the date of grant, is recognized on a straight-line basis over the vesting period, which is typically four years, net of actual forfeitures.

Since 2017, the annual grant to non-employee directors has been made in the form of one-year vesting restricted stock units with deferred delivery (“DSUs”), whereby shares are not settled until after the director ceases service as a director. As of December 31, 2021, there were 59,001 DSUs outstanding that are vested but not settled.

The aggregate fair value of time-based restricted stock awards and stock units that vested during the years ended December 31, 2021, 2020, and 2019, was $9.0 million, $6.5 million and $9.5 million, respectively. Unamortized compensation expense related to time-based restricted stock awards and stock units amounted to $15.2 million at December 31, 2021, and is expected to be recognized over a weighted average period of approximately 2.6 years.  The aggregate intrinsic value of time-based restricted stock awards and stock units outstanding was $17.4 million as of December 31, 2021.

Performance-based Restricted Stock Awards and Stock Units

The Company’s performance-based restricted stock awards and stock units contain performance-based vesting conditions.

The fair value of performance-based restricted stock awards and stock units is calculated based upon the closing stock price at the date of grant. Such value is recognized as expense over the derived requisite service period beginning in the period in which they are deemed probable to vest, net of actual forfeitures. Vesting probability is assessed based upon forecasted earnings and financial results. The Company did not grant any performance-based restricted stock awards or stock units to employees during the years ended December 31, 2021, 2020, and 2019.

During the year ended December 31, 2015, the Company granted to employees 110,660 shares of performance-based restricted stock awards, which vested based upon the achievement of certain earnings or return on invested capital targets. No compensation expense was recorded for these awards in 2021, 2020, or 2019, as the performance targets were obtained in prior years. The fair value of performance-based restricted stock awards that vested and settled during the years ended December 31, 2021, 2020, and 2019, were $0.0 million, $0.0 million, and $3.2 million, respectively. No unamortized compensation expense related to performance-based restricted stock awards remains as of December 31, 2021. There was no intrinsic value of performance-based restricted stock awards outstanding as of December 31, 2021 as the awards were fully settled in 2019.

During the year ended December 31, 2015, the Company also granted 55,330 shares of performance-based restricted stock units to employees, which vested based upon the achievement of certain earnings or return on invested capital targets for the year ended December 31, 2018. No compensation expense was recorded for these awards in 2021, 2020, or 2019, as the performance targets were obtained in a prior year. The fair value of performance-based restricted stock units that vested and settled during the years ended December 31, 2021, 2020, and 2019, were $0.0 million, $0.0 million, and $2.7 million, respectively. No unamortized compensation expense remains as of December 31, 2021 related to these 2015 performance-based restricted stock units. There was no intrinsic value of performance-based restricted stock units outstanding as of December 31, 2021, as the stock units were fully settled in 2019.

Market-based Restricted Stock Units

The Company’s market-based restricted stock units contain market-based vesting conditions.

The fair value of market-based restricted stock units is determined at the date of the grant using the Monte Carlo valuation methodology, with any discounts for post-vesting restrictions estimated using the Chaffe Model. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied. Such value is recognized on a straight-line basis over the vesting period, net of actual forfeitures. The awards, if the market conditions are achieved, will be settled in shares of common stock, with one share of common stock issued per restricted stock unit if targets are achieved at the 100% level. Awards may be achieved at a minimum level of 50% and a maximum of 200%. The market conditions for the awards are based on the Company’s stock achieving certain total shareholder return targets relative to specified index companies during a 3-year performance period beginning on each respective grant date. The fair value of market-based restricted stock units that vested and settled during the years ended December 31, 2021, 2020, and 2019, were $0.0 million, $1.4 million, and $0.0 million, respectively. Unamortized compensation expense for market-based restricted stock units amounted to $8.3 million at December 31, 2021, and is expected to be recognized over a weighted average period of approximately 1.7 years. The aggregate intrinsic value of market-based restricted stock units outstanding was $10.0 million as of December 31, 2021.

A summary of the status of our time-based and market-based restricted stock awards and stock units as of December 31, 2021, and 2020, and changes during the year ended December 31, 2021, are presented below:

	Time-based Restricted Stock Awards and Stock Units		Market-based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	493,127	$41.13	275,338	$54.45
Granted	295,240	$41.20	152,575	$48.53
Vested and settled	(191,082)	$44.50	—	$—
Cancelled	(37,917)	$41.00	(104,832)	$63.97
Outstanding at December 31, 2021	559,368	$40.03	323,081	$48.56

Retirement of the Company’s Former President and Chief Executive Officer

On February 25, 2019, the Company entered into a Transition and Retirement Agreement (the “Retirement Agreement”) with the Company’s former President and Chief Executive Officer, Brad Mason. As part of the Retirement Agreement, certain time-based stock options and restricted stock awards were modified to vest on the Retirement Date. In addition, stock options were modified to extend the post-termination exercise period from 18 months under a standard qualified retirement to up to four years, dependent upon the remaining contractual terms of the options. The Company did not recognize share-based compensation expense related to the Retirement Agreement for the years ended December 31, 2021 and 2020, and recognized approximately $6.5 million in expense during the year ended December 31, 2019.

19.	Defined contribution plans and deferred compensation

Defined Contribution Plans

Orthofix US LLC sponsors a defined contribution plan (the “401(k) Plan”) covering substantially all full time U.S. employees. The 401(k) Plan allows participants to contribute up to 80% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 2% of the employee’s base compensation and 50% of the next 4% of the employee’s base compensation if contributed to the 401(k) Plan. During the years ended December 31, 2021, 2020, and 2019, expenses incurred relating to the 401(k) Plan, including matching contributions, were approximately $2.8 million, $1.1 million, and $2.7 million, respectively.

In April 2020, as a precautionary measure to increase the Company’s cash position and preserve financial flexibility in response to the initial uncertainty of the COVID-19 pandemic, the Company temporarily suspended the 401(k) match program through the remainder of fiscal year 2020. The 401(k) match program was reinstated in January 2021.

The Company also operates defined contribution plans for its international employees meeting minimum service requirements. The Company’s expenses for such contributions during each of the years ended December 31, 2021, 2020, and 2019, were $1.2 million, $1.1 million, and $1.0 million, respectively.

Deferred Compensation Plans

Under Italian Law, our Italian subsidiary accrues deferred compensation on behalf of its employees, which is paid on termination of employment. The accrual for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal, which is regulated by a national contract and is equal to approximately 3.5% of total commissions earned from the Company. The Company’s relations with its Italian employees, who represent 19.1% of total employees at December 31, 2021, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. The Company is not a party to any other collective bargaining agreement. The balance in other long-term liabilities as of December 31, 2021, and 2020 was $1.3 million and $1.4 million, respectively, and represents the amount which would be payable if all the employees and agents had terminated employment at that date.

20.	Income taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
U.S.	$(5,987)	$5,556	$(24,890)
Non-U.S.	(7,508)	(5,924)	(2,159)
Income (loss) before income taxes	$(13,495)	$(368)	$(27,049)

The provision for income taxes consists of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2021	2020	2019
U.S.
Current	$(607)	$(15,054)	$(1,911)
Deferred	24,292	(29)	2,008
	23,685	(15,083)	97
Non-U.S.
Current	1,009	1,382	1,931
Deferred	190	10,816	(615)
	1,199	12,198	1,316
Income tax expense (benefit)	$24,884	$(2,885)	$1,413

The differences between the income tax provision at the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019, consist of the following:

	2021		2020		2019
(U.S. Dollars, in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(2,834)	21.0%	$(77)	21.0%	$(5,680)	21.0%
State taxes, net of U.S. federal benefit	(24)	0.2	1,151	(312.8)	1,043	(3.9)
Foreign rate differential, including withholding taxes	480	(3.6)	(147)	39.9	131	(0.5)
Valuation allowances, net	27,819	(206.1)	14,514	(3,944.0)	(165)	0.6
Research credits	(537)	4.0	(982)	266.8	(829)	3.1
Unrecognized tax benefits, net of settlements	(1,363)	10.1	(17,321)	4,706.8	(2,745)	10.1
Equity compensation	1,091	(8.1)	1,657	(450.3)	626	(2.3)
Executive compensation	456	(3.4)	375	(101.9)	1,504	(5.6)
Contingent consideration	(640)	4.7	(1,460)	396.7	5,678	(21.0)
Other, net	436	(3.2)	(595)	161.8	1,850	(6.7)
Income tax expense (benefit) /effective rate	$24,884	(184.4)%	$(2,885)	784.0%	$1,413	(5.2)%

The Company paid cash relating to taxes totaling $4.8 million, less than $0.5 million, and $8.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
(U.S. Dollars, in thousands)	2021	2020
Intangible assets and goodwill	$5,245	$2,475
Inventories and related reserves	17,097	17,585
Deferred revenue and cost of goods sold	3,888	4,035
Other accruals and reserves	3,082	4,061
Accrued compensation	7,784	8,734
Provision for expected credit losses	1,217	1,178
Net operating loss and tax credit carryforwards	42,546	42,569
Lease liabilities	5,691	6,033
Other, net	1,423	500
Total deferred tax assets	87,973	87,170
Valuation allowance	(76,725)	(50,496)
Deferred tax asset, net of valuation allowance	$11,248	$36,674
Withholding taxes	(10)	(40)
Property, plant, and equipment	(5,380)	(5,975)
Right-of-use lease assets	(5,165)	(5,617)
Deferred tax liability	(10,555)	(11,632)
Net deferred tax assets	$693	$25,042

Reported as:
Deferred income tax assets	1,771	25,042
Deferred income tax liabilities (classified within other long-term liabilities)	(1,078)	—
Net deferred tax assets	$693	$25,042

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

The valuation allowance is primarily attributable to net operating loss carryforwards and temporary differences in domestic and certain foreign jurisdictions. The net increase in the valuation allowance of $26.2 million during the year principally relates to recognizing a full valuation allowance against the net deferred tax asset within the Company’s U.S. operations as well as an increase in valuation allowance against deferred tax assets within the Company’s Italian manufacturing subsidiary. The Company considered many factors when assessing the likelihood of future realization of these deferred tax assets, including recent cumulative losses experienced by the subsidiary, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. That increase was partially offset by a decrease of valuation allowances on net operating loss carryforwards in other foreign jurisdictions due to expiration, statutory rate changes, and changes regarding the realizability of net deferred tax assets. It is reasonably possible that the valuation allowance will increase in 2022 due to further losses in certain jurisdictions, offset by decreases related to the expiration of foreign net operating losses.

The Company has federal net operating loss carryforwards of $17.5 million and research and development credits of $2.2 million, including amounts from the acquisition of Spinal Kinetics. These carryforwards are subject to limitation under the provisions of Section 382 and will begin to expire in 2026. The Company has state net operating loss carryforwards of approximately $32.3 million, of which $20.9 million relates to Spinal Kinetics and begins to expire in 2027. Additionally, the Company has net operating loss carryforwards in various foreign jurisdictions of approximately $125.0 million that begin to expire in 2022, the majority of which relate to the Company’s Italy, Netherlands, and Brazil operations.

Unremitted foreign earnings decreased from $53.7 million at December 31, 2020, to $50.0 million at December 31, 2021. The decrease is due to the impact of currency translation. As a result of the 2017 Tax Act, current year earnings have been deemed to be repatriated. Those foreign subsidiary earnings that are subject to U.S. taxation as a component of Global Intangible Low Taxed Income (GILTI) under the Tax Act are included as a component of current tax expense. The Company’s investment in foreign subsidiaries continues to be indefinite in nature; however, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur significant additional tax liability.

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

The Company’s unrecognized tax benefit was $3.5 million and $4.6 million for the years ended December 31, 2021, and 2020, respectively. The Company recorded net interest and penalties expense (benefit) on unrecognized tax benefits of  $(0.4) million, $(5.4) million, and $(0.1) million for the years ended December 31, 2021, 2020, and 2019, respectively, and had approximately $0.8 million and $1.2 million accrued for payment of interest and penalties as of December 31, 2021, and 2020, respectively. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company’s effective tax rate if recognized. The Company believes it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits, exclusive of interest and penalties, related to the resolution of federal, state, and foreign matters could be reduced by $0.4 million to $1.1 million as audits close and statutes expire.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2021, and 2020, is shown below:

(U.S. Dollars, in thousands)	2021	2020
Balance as of January 1,	$4,629	$16,904
Additions for current year tax positions	45	568
Increases for prior year tax positions	110	84
Settlements of prior year tax positions	—	(29)
Expiration of statutes	(1,322)	(12,898)
Balance as of December 31,	$3,462	$4,629

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state and foreign jurisdictions, including Italy, as well as other jurisdictions where the Company maintains operations. The statute of limitations with respect to federal and state tax filings is closed for years prior to 2017. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to 2015.

In November 2017, the Company was notified of an examination of its federal income tax return for 2015. In February 2019, the Company reached an agreement and concluded this examination. As a result, the Company recognized a benefit of approximately $1.8 million during 2019. The Company cannot reasonably determine if any state and local or foreign examinations will have a material impact on its financial statements and cannot predict the timing regarding the resolution of these tax examinations.

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

For each of the three years ended December 31, 2021, 2020, and 2019, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in the diluted EPS computations:

	Year Ended December 31,
	2021	2020	2019
Weighted average common shares-basic	19,690,593	19,267,920	18,903,289
Effect of diluted securities:
Unexercised stock options and employee stock purchase plan	—	51,951	—
Unvested time-based restricted stock units	—	71,847	—
Weighted average common shares-diluted	19,690,593	19,391,718	18,903,289

There were 1,711,323; 1,499,630; and 1,704,708 weighted average outstanding options, restricted stock, and market-based units not included in the diluted earnings per share computation for the years ended December 31, 2021, 2020, and 2019, respectively, because inclusion of these awards was anti-dilutive or, for market-based units, all necessary conditions had not been satisfied by the end of the respective period.