Form 10-Q
period 2022-03-31
Orthofix Medical Inc.
filed 2022-05-06
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, 19,911,974 shares of common stock were issued and outstanding.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions that are difficult to predict. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors; Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and elsewhere throughout the Annual Report on Form 10-K for the year ended December 31, 2021, and in any other documents incorporated by reference. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except share data)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$71,917	$87,847
Accounts receivable, net of allowances of $5,389 and $4,944, respectively	72,466	78,560
Inventories	88,832	82,974
Prepaid expenses and other current assets	21,888	20,141
Total current assets	255,103	269,522
Property, plant, and equipment, net	58,513	59,252
Intangible assets, net	50,171	52,666
Goodwill	71,317	71,317
Deferred income taxes	1,930	1,771
Other long-term assets	24,959	22,095
Total assets	$461,993	$476,623
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$27,448	$26,459
Current portion of finance lease liability	610	2,590
Other current liabilities	60,152	76,781
Total current liabilities	88,210	105,830
Long-term portion of finance lease liability	19,730	19,890
Other long-term liabilities	18,478	13,969
Total liabilities	126,418	139,689
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 50,000,000 shares authorized; 19,841,822 and 19,836,937 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,984	1,983
Additional paid-in capital	318,213	313,951
Retained earnings	16,540	21,000
Accumulated other comprehensive loss	(1,162)	—
Total shareholders’ equity	335,575	336,934
Total liabilities and shareholders’ equity	$461,993	$476,623

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands, except share and per share data)	2022	2021
Net sales	$106,418	$105,593
Cost of sales	28,318	25,914
Gross profit	78,100	79,679
Sales and marketing	54,137	50,785
General and administrative	19,328	16,444
Research and development	11,212	10,897
Acquisition-related amortization and remeasurement (Note 11)	(3,499)	4,469
Operating loss	(3,078)	(2,916)
Interest expense, net	(375)	(417)
Other expense, net	(936)	(2,690)
Loss before income taxes	(4,389)	(6,023)
Income tax benefit (expense)	(71)	207
Net loss	$(4,460)	$(5,816)

Net loss per common share:
Basic	$(0.22)	$(0.30)
Diluted	(0.22)	(0.30)
Weighted average number of common shares:
Basic	19,897,695	19,526,872
Diluted	19,897,695	19,526,872

Other comprehensive loss, before tax
Unrealized loss on debt securities	(674)	(726)
Currency translation adjustment	(488)	(1,027)
Other comprehensive loss, before tax	(1,162)	(1,753)
Income tax benefit related to other comprehensive loss	—	180
Other comprehensive loss, net of tax	(1,162)	(1,573)
Comprehensive loss	$(5,622)	$(7,389)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2021	19,836,937	$1,983	$313,951	$21,000	$—	$336,934
Net loss	—	—	—	(4,460)	—	(4,460)
Other comprehensive loss, net of tax	—	—	—	—	(1,162)	(1,162)
Share-based compensation expense	—	—	4,332	—	—	4,332
Common shares issued, net	4,885	1	(70)	—	—	(69)
At March 31, 2022	19,841,822	$1,984	$318,213	$16,540	$(1,162)	$335,575

(Unaudited, U.S. Dollars, in thousands, except share data)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2020	19,423,874	$1,942	$292,291	$59,379	$3,252	$356,864
Net loss	—	—	—	(5,816)	—	(5,816)
Other comprehensive loss, net of tax	—	—	—	—	(1,573)	(1,573)
Share-based compensation expense	—	—	3,721	—	—	3,721
Common shares issued, net	50,510	5	1,617	—	—	1,622
At March 31, 2021	19,474,384	$1,947	$297,629	$53,563	$1,679	$354,818

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(4,460)	$(5,816)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	7,516	7,443
Amortization of operating lease assets, debt costs, and other assets	798	889
Provision for expected credit losses	600	(182)
Deferred income taxes	(36)	(971)
Share-based compensation expense	4,332	3,721
Interest and (gain) loss on valuation of investment securities	(9)	(96)
Change in fair value of contingent consideration	(5,500)	1,500
Other	528	24
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	5,392	2,748
Inventories	(6,211)	16
Prepaid expenses and other current assets	(1,891)	1,993
Accounts payable	1,387	(1,457)
Other current liabilities	(6,993)	(7,719)
Contract liability (Note 9)	(3,395)	—
Other long-term assets and liabilities	233	348
Net cash from operating activities	(7,709)	2,441
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(5,329)	(4,365)
Capital expenditures for intangible assets	(338)	(416)
Net cash from investing activities	(5,667)	(4,781)
Cash flows from financing activities
Proceeds from issuance of common shares	—	1,717
Payments related to withholdings for share-based compensation	(69)	(95)
Payments related to finance lease obligation	(2,141)	(127)
Other financing activities	(23)	(385)
Net cash from financing activities	(2,233)	1,110
Effect of exchange rate changes on cash	(321)	(534)
Net change in cash, cash equivalents, and restricted cash	(15,930)	(1,764)
Cash, cash equivalents, and restricted cash at the beginning of period	87,847	96,821
Cash, cash equivalents, and restricted cash at the end of period	$71,917	$95,057

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$71,917	$94,569
Restricted cash	—	488
Cash, cash equivalents, and restricted cash at the end of period	$71,917	$95,057

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2022.

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

2. Recently issued accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Recently issued ASUs not listed were assessed and determined not applicable, or are expected to have minimal impact on the Company's condensed consolidated financial statements. Furthermore, there have been no material changes during the three months ended March 31, 2022, to the Company's application of significant accounting policies and estimates as described in the Company’s Form 10-K for the year ended December 31, 2021.

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2022	December 31, 2021
Raw materials	$11,263	$9,589
Work-in-process	14,477	15,096
Finished products	24,553	15,149
Field/consignment	38,539	43,140
Inventories	$88,832	$82,974

4. Leases

A summary of the Company’s lease portfolio as of March 31, 2022, and December 31, 2021, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	March 31, 2022	December 31, 2021
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$7,093	$3,155
Finance leases	Property, plant and equipment, net	18,120	18,600
Total ROU assets		$25,213	$21,755

Lease Liabilities
Current
Operating leases	Other current liabilities	$1,461	$1,834
Finance leases	Current portion of finance lease liability	610	2,590
Long-term
Operating leases	Other long-term liabilities	5,742	1,443
Finance leases	Long-term portion of finance lease liability	19,730	19,890
Total lease liabilities		$27,543	$25,757

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,068	$1,147
Operating cash flows from finance leases	222	225
Financing cash flows from finance leases	2,141	127
ROU assets obtained in exchange for lease obligations
Operating leases	4,470	248
Finance leases	—	76

5. Long-term debt

As of March 31, 2022, the Company had no borrowings outstanding under the secured revolving credit facility and was in compliance with all required financial covenants.

In addition, the Company had no borrowings on its €5.5 million ($6.1 million) available lines of credit in Italy as of March 31, 2022.

6. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	March 31, 2022				December 31, 2021
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical convertible loan agreements	$—	$—	$5,780	$5,780	$7,148
Neo Medical preferred equity securities	—	6,084	—	6,084	5,413
Bone Biologics equity securities	243	—	—	243	309
Other investments	—	—	1,535	1,535	1,505
Total	$243	$6,084	$7,315	$13,642	$14,375
Liabilities
Spinal Kinetics contingent consideration	$—	$—	$(11,700)	$(11,700)	$(17,200)
Deferred compensation plan	—	(1,285)	—	(1,285)	(1,314)
Total	$—	$(1,285)	$(11,700)	$(12,985)	$(18,514)

Neo Medical Convertible Loan Agreements and Equity Investment

In October 2020, the Company purchased preferred equity securities of Neo Medical SA, a privately held Swiss-based company developing a new generation of products for spinal surgery ("Neo Medical"), for consideration of $5.0 million and entered into a Convertible Loan Agreement pursuant to which Orthofix loaned Neo Medical CHF 4.6 million, or $5.0 million at the date of issuance (the “Convertible Loan”). In October 2021, the Company entered into an additional Convertible Loan Agreement (the “Additional Convertible Loan”), pursuant to which the Company loaned Neo Medical an additional CHF 0.6 million (funded by the payment of $0.7 million as of the issuance date).

The equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(U.S. Dollars, in thousands)	2022	2021
Fair value of Neo Medical preferred equity securities at January 1	$5,413	$5,000
Conversion of loan into preferred equity securities	671	—
Fair value of Neo Medical preferred equity securities at March 31	6,084	5,000
Cumulative unrealized gain on Neo Medical preferred equity securities	413	—

The Company made an election to convert the Additional Convertible Loan into shares of Neo Medical’s preferred equity securities in January 2022. The remaining Convertible Loan is recorded in other long-term assets as an available for sale debt security as of March 31, 2022. The Convertible Loan is recorded at fair value, with applicable interest recorded in interest income. The fair value of the Convertible Loan is based upon significant unobservable inputs, including the use of option-pricing models, Monte Carlo simulations for certain periods, and a probability-weighted discounted cash flows model, requiring the Company to develop its own assumptions. Therefore, the Company categorized these investments as Level 3 financial assets.

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of a credit loss. As of March 31, 2022, the Company has not recognized any credit loss related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loans, measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2022	2021
Fair value of Neo Medical Convertible Loans at January 1	$7,148	$7,160
Interest recognized in interest income, net	112	96
Foreign currency remeasurement recognized in other expense, net	(69)	(330)
Unrealized loss recognized in other comprehensive income (loss)	(740)	(726)
Conversion of loan into preferred equity securities	(671)	—
Fair value of Neo Medical Convertible Loans at March 31	5,780	6,200
Amortized cost basis of Neo Medical Convertible Loans at March 31	5,581	5,045

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of March 31, 2022:

(U.S. Dollars, in thousands)	Fair Value as of March 31, 2022	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$5,780	Cost of equity discount rate	16.9%
		Implied volatility	71.3%

Bone Biologics Equity Securities

The Company holds an investment in common stock of Bone Biologics Inc. (“Bone Biologics”, NASDAQ: BBLG), a developer of orthobiologic products. Changes in the fair value of the investment recorded during the three months ended March 31, 2022 and 2021, are shown in the table below:

(U.S. Dollars, in thousands)	2022	2021
Bone Biologics equity securities at January 1	$309	$—
Fair value adjustments recognized in other expense, net	(66)	—
Bone Biologics equity securities at March 31	$243	$—

Other investments

Other investments represent assets and investments recorded at fair value that are not deemed to be material for disclosure on an individual basis. The fair value of these assets are based upon significant unobservable inputs, such as probability-weighted discounted cash flows models, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets. As of March 31, 2022, this balance was classified within other long-term assets.

Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The Spinal Kinetics contingent consideration consists of potential future milestone payments of up to $60.0 million in cash. The milestone payments included (i) $15.0 million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with future sales of the acquired artificial discs. Milestones must be achieved within five years of April 30, 2018, to trigger applicable payments. The FDA Milestone was achieved and paid in 2019 and a revenue-based milestone payment, totaling $15.0 million, was achieved and paid in 2021 upon meeting certain net sales targets.

The estimated fair value of the remaining Spinal Kinetics contingent consideration, attributable to a revenue-based milestone, was $11.7 million as of March 31, 2022. The estimated fair value reflects assumptions made by management as of March 31, 2022, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, the actual amount ultimately paid could be higher or lower than the fair value of the remaining contingent consideration (ultimate payment will either be $30.0 million or the liability will be reversed if the milestone is not met within the required timeline). As of March 31, 2022, the Company has classified the $11.7 million liability within other current liabilities, as the Company currently expects to achieve the remaining milestone in the next twelve months, if achieved. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2022	2021
Spinal Kinetics contingent consideration estimated fair value at January 1	$17,200	$35,400
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	(5,500)	1,500
Spinal Kinetics contingent consideration estimated fair value at March 31	$11,700	$36,900

The Company estimated the fair value of the remaining potential revenue-based milestone payment using a Monte Carlo simulation and a discounted cash flow model. This fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The key assumptions in applying the valuation model include the Company’s forecasted future revenues for the Motion Preservation product line (which is derived from the acquired Spinal Kinetics business), the expected timing of payment, applicable discount rates applied, and assumptions for potential volatility of the Company’s forecasted revenue. Significant changes in these assumptions could result in a significantly higher or lower fair value.

The following table provides a range of key assumptions used within the valuation as of March 31, 2022:

(U.S. Dollars, in thousands)	Fair Value as of March 31, 2022	Valuation Technique	Unobservable inputs	Range
Spinal Kinetics contingent consideration	$11,700	Discounted cash flow	Revenue discount rate	5.9% - 7.4%
			Payment discount rate	3.2% - 4.7%
			Projected year of achievement	2023

7. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses this liability based upon current facts and circumstances. As a result, the Company recorded expense of $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company has accrued $5.4 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

8. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loans	Other Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(711)	$711	$—	$—
Other comprehensive income (loss)	(488)	(740)	66	(1,162)
Income taxes	—	—	—	—
Balance at March 31, 2022	$(1,199)	$(29)	$66	$(1,162)

9. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Orthopedics. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants, and Biologics.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	Change
Bone Growth Therapies	$41,948	$42,947	-2.3%
Spinal Implants	26,615	25,701	3.6%
Biologics	14,092	13,692	2.9%
Global Spine	82,655	82,340	0.4%
Global Orthopedics	23,763	23,253	2.2%
Net sales	$106,418	$105,593	0.8%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021
Product sales	$92,608	$92,263
Marketing service fees	13,810	13,330
Net sales	$106,418	$105,593

Product sales primarily consist of the sale of bone growth therapies devices, spinal implants products, and orthopedics products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three months ended March 31, 2022 and 2021 :

(U.S. Dollars, in thousands)	Three Months Ended March 31,
	2022	2021
Allowance for expected credit losses beginning balance	$4,944	$4,848
Current period provision (recovery) for expected credit losses	600	(182)
Write-offs charged against the allowance and other	(104)	(46)
Effect of changes in foreign exchange rates	(51)	(114)
Allowance for expected credit losses ending balance	$5,389	$4,506

Contract Liabilities

The Company’s contract liabilities largely relate to a prepayment of $13.9 million received in April 2020 from the Centers for Medicare and Medicaid Service ("CMS") as part of the Accelerated and Advance Payment Program of the Coronavirus Aid, Relief, and Economic Security Act. The Company has classified the entire balance of this contract liability within other current liabilities based upon the Company’s estimates of when such funds will be recouped. The following table provides a detail of changes in the Company’s contract liability associated with the Accelerated and Advanced Payment Program for the three months ended March 31, 2022 and 2021:

(U.S. Dollars, in thousands)	Three Months Ended March 31,
	2022	2021
Contract liability beginning balance	$4,791	$13,851
Recoupment recognized in net sales	(3,395)	—
Contract liability ending balance	$1,396	$13,851

Other Contract Assets

The Company’s contract assets, excluding accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of the Company's products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $1.2 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively.

10. Business segment information

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

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021
Global Spine	$15,893	$11,895
Global Orthopedics	(3,096)	(2,229)
Corporate	(9,295)	(7,829)
Total EBITDA	$3,502	$1,837
Depreciation and amortization	(7,516)	(7,443)
Interest expense, net	(375)	(417)
Loss before income taxes	$(4,389)	$(6,023)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021
Global Spine
U.S.	$77,066	$77,755
International	5,589	4,585
Total Global Spine	82,655	82,340

Global Orthopedics
U.S.	5,327	5,591
International	18,436	17,662
Total Global Orthopedics	23,763	23,253

Consolidated
U.S.	82,393	83,346
International	24,025	22,247
Net sales	$106,418	$105,593

11. Acquisition-related amortization and remeasurement

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

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021
Amortization of acquired intangibles	$2,001	$1,969
Changes in fair value of contingent consideration	(5,500)	1,500
Acquired IPR&D	—	1,000
Total	$(3,499)	$4,469

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021
Cost of sales	$211	$178
Sales and marketing	981	717
General and administrative	3,218	2,529
Research and development	(78)	297
Total	$4,332	$3,721

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021
Stock options	$359	$661
Time-based restricted stock awards and units	2,170	1,727
Market-based / performance-based restricted stock units	1,444	897
Stock purchase plan	359	436
Total	$4,332	$3,721

During the three months ended March 31, 2022 and 2021, the Company issued 4,885 and 50,510 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

13. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefitted by the Company’s U.S. and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three months ended March 31, 2022. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended March 31, 2022 and 2021, the effective tax rate was (1.6%) and 3.4%, respectively. The primary factors affecting the Company’s effective tax rate for the three months ended March 31, 2022, were certain losses not benefitted.

14. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three months ended March 31, 2022, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended March 31,
	2022	2021
Weighted average common shares-basic	19,897,695	19,526,872
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—
Unvested restricted stock awards and units	—	—
Weighted average common shares-diluted	19,897,695	19,526,872

There were 2,461,446 and 2,037,663 weighted average outstanding (i) stock options and (ii) restricted stock awards and units, respectively, not included in the diluted EPS computation for the three months ended March 31, 2022 and 2021, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock units, all necessary conditions had not been satisfied by the end of the respective period.

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

Notable financial metrics and achievements in the first quarter of 2022 include the following:

•
Net sales of $106.4 million, an increase of 0.8% compared to the prior year on a reported basis and an increase of 2.0% on a constant currency basis
•
New product sales drive solid growth in Biologics, Spinal Implants, and Orthopedics
•
FDA grants PMA approval for AccelStim LIPUS bone growth stimulator, expanding our indications into fresh fracture care

•
FDA clearance received for the TrueLok Evo Ring Fixation system, which enables clear radiographic visualization

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended March 31,
	2022 (%)	2021 (%)
Net sales	100.0	100.0
Cost of sales	26.6	24.5
Gross profit	73.4	75.5
Sales and marketing	50.9	48.1
General and administrative	18.2	15.6
Research and development	10.5	10.3
Acquisition-related amortization and remeasurement	(3.3)	4.3
Operating loss	(2.9)	(2.8)
Net loss	(4.2)	(5.5)

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended March 31,		Percentage Change
(U.S. Dollars, in thousands)	2022	2021	Reported	Constant Currency
Bone Growth Therapies	$41,948	$42,947	-2.3%	-2.3%
Spinal Implants	26,615	25,701	3.6%	4.2%
Biologics	14,092	13,692	2.9%	2.9%
Global Spine	82,655	82,340	0.4%	0.6%
Global Orthopedics	23,763	23,253	2.2%	7.2%
Net sales	$106,418	$105,593	0.8%	2.0%

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

Three months ended March 31, 2022 compared to 2021

Net sales increased $0.3 million or 0.4%

•
Bone Growth Therapies net sales decreased $1.0 million or 2.3%, primarily driven by a slowdown in complex procedure volumes due to hospital restrictions and staff shortages, which impacted our ability to access both existing and prospective accounts
•
Spinal Implants net sales increased $0.9 million or 3.6%, driven by international spine fixation sales and continued growth in the U.S. for our M6-C artificial cervical disc
•
Biologics net sales increased $0.4 million or 2.9%, primarily attributable to sales from our new biologics offerings as we continue to broaden our Biologics portfolio

Global Orthopedics

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

Three months ended March 31, 2022 compared to 2021

Net sales increased $0.5 million or 2.2%

•
Increase partially attributable to recovery in our international markets aided by lessening COVID-19 restrictions as well as an increase in orders from international stocking distributors
•
Continued strong contribution from our FITBONE limb-lengthening system
•
Partially offset by a decrease of $1.2 million due to changes in foreign currency exchange rates, which had a negative impact on net sales in 2022

Gross Profit

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	% Change
Net sales	$106,418	$105,593	0.8%
Cost of sales	28,318	25,914	9.3%
Gross profit	$78,100	$79,679	(2.0%)
Gross margin	73.4%	75.5%	(2.1%)

Three months ended March 31, 2022 compared to 2021

Gross profit decreased $1.6 million

•
Decrease in gross profit is primarily driven by increased component costs resulting from global supply chain disruptions within our Bone Growth Therapies product category, unfavorable changes in our sales mix, and higher indirect operating expenses

Sales and Marketing Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	% Change
Sales and marketing	$54,137	$50,785	6.6%
As a percentage of net sales	50.9%	48.1%	2.8%

Three months ended March 31, 2022 compared to 2021

Sales and marketing expense increased $3.4 million

•
Increase primarily driven by increased marketing and professional fees, training expenses, travel expenses, and event spend compared to the prior year period
•
Increase also attributable to the hiring of additional sales and marketing headcount to support growth and initiatives across all product lines

General and Administrative Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	% Change
General and administrative	$19,328	$16,444	17.5%
As a percentage of net sales	18.2%	15.6%	2.6%

Three months ended March 31, 2022 compared to 2021

General and administrative expense increased $2.9 million

•
Increase in share-based compensation expense as the tenure of our new management team increases
•
Increase in spending on legal settlements, strategic investments, and medical benefits compared to the prior year period
•
Increase in travel and professional fees as a result of loosened COVID-19 restrictions as compared to the prior year period

Research and Development Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	% Change
Research and development	$11,212	$10,897	2.9%
As a percentage of net sales	10.5%	10.3%	0.2%

Three months ended March 31, 2022 compared to 2021

Research and development expense increased $0.3 million

•
Increase primarily driven by increases to support new product development, clinical studies, and costs associated with our European Union Medical Device Regulation compliance efforts

Acquisition-related Amortization and Remeasurement

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	% Change
Acquisition-related amortization and remeasurement	$(3,499)	$4,469	(178.3%)
As a percentage of net sales	(3.3%)	4.3%	(7.6%)

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) the remeasurement of any related contingent consideration arrangement, and (iii) recognized costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition.

Three months ended March 31, 2022 compared to 2021

Acquisition-related amortization and remeasurement decreased $8.0 million

•
Decrease of $7.0 million primarily related to the remeasurement of potential future revenue-based milestone payments associated with the Spinal Kinetics acquisition that become due upon achievement of certain revenue targets
•
Decrease of $1.0 million in costs associated with acquired in-process research and development assets, which were recognized immediately upon acquisition in the prior year period

Non-operating Income and Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	% Change
Interest expense, net	$(375)	$(417)	(10.1%)
Other expense, net	(936)	(2,690)	(65.2%)

Three months ended March 31, 2022 compared to 2021

Interest expense, net was flat in comparison to the prior year period

Other expense, net decreased $1.8 million

•
Decrease primarily associated with changes in foreign currency exchange rates and the resulting gains and/or losses recorded in each period

Income Taxes

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	% Change
Income tax (benefit) expense	$71	$(207)	(134.3%)
Effective tax rate	(1.6%)	3.4%	(5.0%)

Three months ended March 31, 2022 compared to 2021

Income tax expense increased an immaterial amount for the period ended March 31, 2022, compared to March 31, 2021.

The primary factors affecting our tax expense for the first quarter of 2022 were certain losses not benefitted.

Segment Review

Our business is managed through two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the business by segment is EBITDA (which is described further in Note 10 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein). The following table presents EBITDA by segment and reconciles consolidated EBITDA to loss before income taxes:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021
Global Spine	$15,893	$11,895
Global Orthopedics	(3,096)	(2,229)
Corporate	(9,295)	(7,829)
Total EBITDA	$3,502	$1,837
Depreciation and amortization	(7,516)	(7,443)
Interest expense, net	(375)	(417)
Loss before income taxes	$(4,389)	$(6,023)

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2022, totaled $71.9 million compared to $87.8 million at December 31, 2021.

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	Change
Net cash from operating activities	$(7,709)	$2,441	$(10,150)
Net cash from investing activities	(5,667)	(4,781)	(886)
Net cash from financing activities	(2,233)	1,110	(3,343)
Effect of exchange rate changes on cash	(321)	(534)	213
Net change in cash and cash equivalents	$(15,930)	$(1,764)	$(14,166)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2022	2021	Change
Net cash from operating activities	$(7,709)	$2,441	$(10,150)
Capital expenditures	(5,667)	(4,781)	(886)
Free cash flow	$(13,376)	$(2,340)	$(11,036)

Operating Activities

Cash flows from operating activities decreased $10.2 million

•
Increase in net income of $1.4 million
•
Net decrease of $4.1 million for non-cash gains and losses, largely related to changes in fair value of contingent consideration, share-based compensation expense, deferred income taxes, and our provision for expected credit losses
•
Net decrease of $7.4 million relating to changes in working capital accounts, primarily attributable to changes in inventories

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 61 days at March 31, 2022, compared to 59 days at March 31, 2021. Inventory turns remained consistent at 1.3 times as of March 31, 2022 and March 31, 2021.

Investing Activities

Cash flows from investing activities decreased $0.9 million

•
Decrease of $0.9 million associated with capital expenditures compared to the prior year period

Financing Activities

Cash flows from financing activities decreased $3.3 million

•
Decrease of $2.0 million related to the conclusion of the FITBONE Contract Manufacturing and Supply Agreement with Wittenstein
•
Decrease in net proceeds of $1.7 million from the issuance of common shares, primarily related to the exercise of stock options in the prior year period
•
Partially offset by an increase of $0.4 million attributable to other financing activities

Credit Facilities

As of March 31, 2022, we had no borrowings outstanding under our secured revolving credit facility. In addition, we had no borrowings outstanding under on our €5.5 million ($6.1 million) available lines of credit in Italy. We were in compliance with all required financial covenants as of March 31, 2022.

Other

For information regarding contingencies, see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

In April 2020, we received $13.9 million in funds from the Centers for Medicare and Medicaid Service Accelerated and Advance Payment Program under the CARES Act. Starting in April 2021, Medicare began to recoup 25% of Medicare payments otherwise owed to the provider or supplier for submitted claims. Beginning in March 2022, recoupment increased to 50%, which will remain in effect for another six months. Thus, during this period, rather than receiving the full amount of payment for newly submitted claims, the Company’s outstanding accelerated / advance payment balance is reduced by the recoupment amount until the full balance has been repaid. As of March 31, 2022, the contract liability balance associated with the Accelerated and Advance Payment Program of the CARES Act totaled $1.4 million. The Company has classified the entire balance of this contract liability within other current liabilities based upon the Company’s estimates of when such funds will be recouped.

Spinal Kinetics Contingent Consideration

As part of the consideration for the Spinal Kinetics acquisition, we agreed to make contingent milestone payments of up to $60.0 million. One milestone payment, which was for $15.0 million, became due upon FDA approval of Spinal Kinetics’ M6-C artificial cervical disc (the “FDA Milestone”). The FDA Milestone was achieved and paid in 2019. A revenue-based milestone payment, totaling $15.0 million, was achieved and paid in 2021 upon meeting certain net sales targets.

The remaining milestone payment is a revenue-based milestone payment of $30.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement as of March 31, 2022, was $11.7 million; however, the actual amount ultimately paid could be higher or lower than the fair value of the contingent consideration (ultimate payment will either be $30.0 million or the liability will be reversed if the milestone is not met within the required timeline). As of March 31, 2022, the remaining contingent consideration liability was classified within other current liabilities. For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Neo Medical Convertible Loan

In October 2020, we entered into a Convertible Loan Agreement (the “Convertible Loan”) with Neo Medical SA, a privately held Swiss-based Medtech company (“Neo Medical”), whereby we loaned CHF 4.6 million ($5.0 million as of the issuance date) to Neo Medical. The loan bears interest at 8.0%, with interest due semi-annually. The Convertible Loan matures in October 2024; however, if a change in control of Neo Medical occurs prior to maturity, the Convertible Loan shall become immediately due upon such event.

Related Party Transaction

In February 2021, we entered into a technology assignment and royalty agreement with a medical device technology company partially owned and controlled by the wife of President and Chief Executive Officer, Jon Serbousek, whereby we acquired the intellectual property rights to certain assets for consideration of up to $10.0 million. Consideration was comprised of $1.0 million due at signing and $9.0 million in contingent consideration, dependent upon multiple milestones, such as receipt of 510(k) clearance or the attainment of certain net sales targets. None of the contingent consideration has been paid as of March 31, 2022.

IGEA S.p.A Exclusive License and Distribution Agreement

In April 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, of which $0.5 million was paid in the second quarter of 2021, with certain payments contingent upon achieving an FDA milestone. The License Agreement also includes certain minimum purchase requirements.

Off-balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

Our discussion of operating results is based upon the condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are detailed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our critical accounting estimates.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued or adopted accounting pronouncements. As of March 31, 2022, we do not expect any of the issued Accounting Standards Updates to materially affect our condensed consolidated financial statements upon adoption.

Non-GAAP Financial Measures

We believe that providing non-GAAP financial measures that exclude certain items provides investors with greater transparency to the information used by senior management in its financial and operational decision-making. We believe it is important to provide investors with the same non-GAAP metrics used to supplement information regarding the performance and underlying trends of our business operations to facilitate comparisons to historical operating results and internally evaluate the effectiveness of our operating strategies. Disclosure of these non-GAAP financial measures also facilitates comparisons of our underlying operating performance with other companies in the industry that also supplement their GAAP results with non-GAAP financial measures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as disclosed in our Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, known to the President and Chief Executive Officer or the Chief Financial Officer that occurred for the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

The following risk factors supplement and should be read in conjunction with those contained in the risk factors disclosed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2021, except as follows.

The conflict between Russia and Ukraine may continue to cause global economic instability and potentially disrupt supply chains.

In February 2022, Russia unlawfully invaded Ukraine, creating an ongoing humanitarian and global security crisis. In response, the U.S. and many other countries have imposed robust sanctions on Russia and may impose additional sanctions in the future. The ongoing invasion has caused significant damage and disruption to various aspects of the global economy. We have never conducted any meaningful business within Russia, and do not believe that the invasion will have material direct effects on our business or operations. However, we cannot predict the broader and longer-term consequences of this conflict or the sanctions imposed in response, and such consequences could include, among other things, general disruptions to global finance markets, exchange rates, and worldwide supply chains. Geopolitical instability and uncertainty resulting from the invasion could potentially have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions. These considerations could adversely affect our costs, risks, and efficiencies related to our supply chain and logistics. The potential effects of the conflict between Russia and Ukraine also could affect many of the other risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the first quarter of 2022.

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

ORTHOFIX MEDICAL INC.

Date: May 6, 2022	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: May 6, 2022	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer