Form 10-Q
period 2022-06-30
Orthofix Medical Inc.
filed 2022-08-05
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, 20,003,637 shares of common stock were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$59,536	$87,847
Accounts receivable, net of allowances of $5,589 and $4,944, respectively	77,069	78,560
Inventories	97,171	82,974
Prepaid expenses and other current assets	21,416	20,141
Total current assets	255,192	269,522
Property, plant, and equipment, net	58,676	59,252
Intangible assets, net	50,634	52,666
Goodwill	71,317	71,317
Deferred income taxes	1,454	1,771
Other long-term assets	24,383	22,095
Total assets	$461,656	$476,623
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$32,322	$26,459
Current portion of finance lease liability	624	2,590
Other current liabilities	48,151	76,781
Total current liabilities	81,097	105,830
Long-term portion of finance lease liability	19,571	19,890
Other long-term liabilities	19,042	13,969
Total liabilities	119,710	139,689
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 50,000 shares authorized; 20,000 and 19,837 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,000	1,983
Additional paid-in capital	323,738	313,951
Retained earnings	19,029	21,000
Accumulated other comprehensive loss	(2,821)	—
Total shareholders’ equity	341,946	336,934
Total liabilities and shareholders’ equity	$461,656	$476,623

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2022	2021	2022	2021
Net sales	$118,070	$121,394	$224,488	$226,987
Cost of sales	31,600	27,439	59,918	53,353
Gross profit	86,470	93,955	164,570	173,634
Sales and marketing	59,888	57,338	114,025	108,123
General and administrative	15,846	18,335	35,174	34,779
Research and development	12,758	13,121	23,970	24,018
Acquisition-related amortization and remeasurement (Note 11)	(8,663)	894	(12,162)	5,363
Operating income	6,641	4,267	3,563	1,351
Interest expense, net	(407)	(550)	(782)	(967)
Other income (expense), net	(3,192)	951	(4,128)	(1,739)
Income (loss) before income taxes	3,042	4,668	(1,347)	(1,355)
Income tax expense	(553)	(2,248)	(624)	(2,041)
Net income (loss)	$2,489	$2,420	$(1,971)	$(3,396)

Net income (loss) per common share:
Basic	$0.12	$0.12	$(0.10)	$(0.17)
Diluted	0.12	0.12	(0.10)	(0.17)
Weighted average number of common shares:
Basic	20,031	19,651	19,965	19,575
Diluted	20,113	19,938	19,965	19,575

Other comprehensive loss, before tax
Unrealized gain (loss) on debt securities	161	98	(513)	(628)
Currency translation adjustment	(1,820)	(155)	(2,308)	(1,182)
Other comprehensive loss, before tax	(1,659)	(57)	(2,821)	(1,810)
Income tax benefit (expense) related to other comprehensive loss	—	(24)	—	156
Other comprehensive loss, net of tax	(1,659)	(81)	(2,821)	(1,654)
Comprehensive income (loss)	$830	$2,339	$(4,792)	$(5,050)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2021	19,837	$1,983	$313,951	$21,000	$—	$336,934
Net loss	—	—	—	(4,460)	—	(4,460)
Other comprehensive loss, net of tax	—	—	—	—	(1,162)	(1,162)
Share-based compensation expense	—	—	4,332	—	—	4,332
Common shares issued, net	5	1	(70)	—	—	(69)
At March 31, 2022	19,842	$1,984	$318,213	$16,540	$(1,162)	$335,575
Net income	—	—	—	2,489	—	2,489
Other comprehensive loss, net of tax	—	—	—	—	(1,659)	(1,659)
Share-based compensation expense	—	—	4,460	—	—	4,460
Common shares issued, net	158	16	1,065	—	—	1,081
At June 30, 2022	20,000	$2,000	$323,738	$19,029	$(2,821)	$341,946

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2020	19,424	$1,942	$292,291	$59,379	$3,252	$356,864
Net loss	—	—	—	(5,816)	—	(5,816)
Other comprehensive loss, net of tax	—	—	—	—	(1,573)	(1,573)
Share-based compensation expense	—	—	3,721	—	—	3,721
Common shares issued, net	51	5	1,617	—	—	1,622
At March 31, 2021	19,475	$1,947	$297,629	$53,563	$1,679	$354,818
Net income	—	—	—	2,420	—	2,420
Other comprehensive loss, net of tax	—	—	—	—	(81)	(81)
Share-based compensation expense	—	—	3,907	—	—	3,907
Common shares issued, net	194	20	1,200	—	—	1,220
At June 30, 2021	19,669	$1,967	$302,736	$55,983	$1,598	$362,284

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(1,971)	$(3,396)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	14,028	15,002
Amortization of operating lease assets, debt costs, and other assets	1,567	1,779
Provision for expected credit losses	1,139	(214)
Deferred income taxes	236	3,936
Share-based compensation expense	8,792	7,628
Interest and (gain) loss on valuation of investment securities	188	(198)
Change in fair value of contingent consideration	(16,214)	(75)
Other	1,149	(105)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(208)	(986)
Inventories	(15,589)	2,655
Prepaid expenses and other current assets	(1,769)	(6,507)
Accounts payable	7,176	(2,662)
Other current liabilities	(7,495)	(6,905)
Contract liability (Note 9)	(4,791)	(2,880)
Payment of contingent consideration	—	(6,595)
Other long-term assets and liabilities	1,140	(213)
Net cash from operating activities	(12,622)	264
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(11,032)	(9,035)
Capital expenditures for intangible assets	(671)	(757)
Contingent consideration payments related to asset acquisitions	(1,500)	—
Other investing activities	42	—
Net cash from investing activities	(13,161)	(9,792)
Cash flows from financing activities
Proceeds from issuance of common shares	2,400	4,685
Payments related to withholdings for share-based compensation	(1,388)	(1,843)
Payments related to finance lease obligation	(2,291)	(260)
Payment of contingent consideration	—	(8,405)
Other financing activities	(45)	(705)
Net cash from financing activities	(1,324)	(6,528)
Effect of exchange rate changes on cash	(1,204)	(243)
Net change in cash, cash equivalents, and restricted cash	(28,311)	(16,299)
Cash, cash equivalents, and restricted cash at the beginning of period	87,847	96,821
Cash, cash equivalents, and restricted cash at the end of period	$59,536	$80,522

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$59,536	$79,968
Restricted cash		554
Cash, cash equivalents, and restricted cash at the end of period	$59,536	$80,522

Noncash investing activities - Purchase of intangible assets	$2,000	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2022.

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

2. Recently issued accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Recently issued ASU's that are determined to potentially affect the Company's condensed consolidated financial statements are summarized below:

Topic	Description of Guidance	Effective Date	Status of Company's Evaluation
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)

Clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions. Certain of the provisions are to be applied retrospectively with other provisions applied prospectively.

		January 1, 2024	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

Other recently issued ASUs, excluding those ASUs which have already been disclosed as adopted or described above, were assessed and determined not applicable, or are expected to have minimal impact on the Company's condensed consolidated financial statements. Furthermore, there have been no material changes during the six months ended June 30, 2022, to the Company's application of significant accounting policies and estimates as described in the Company’s Form 10-K for the year ended December 31, 2021.

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	June 30, 2022	December 31, 2021
Raw materials	$16,901	$9,589
Work-in-process	14,879	15,096
Finished products	26,278	15,149
Field/consignment	39,113	43,140
Inventories	$97,171	$82,974

4. Leases

A summary of the Company’s lease portfolio as of June 30, 2022, and December 31, 2021, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	June 30, 2022	December 31, 2021
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$6,591	$3,155
Finance leases	Property, plant and equipment, net	17,866	18,600
Total ROU assets		$24,457	$21,755

Lease Liabilities
Current
Operating leases	Other current liabilities	$1,375	$1,834
Finance leases	Current portion of finance lease liability	624	2,590
Long-term
Operating leases	Other long-term liabilities	5,329	1,443
Finance leases	Long-term portion of finance lease liability	19,571	19,890
Total lease liabilities		$26,899	$25,757

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,071	$2,327
Operating cash flows from finance leases	443	452
Financing cash flows from finance leases	2,291	260
ROU assets obtained in exchange for lease obligations
Operating leases	4,592	415
Finance leases	—	149

5. Long-term debt

As of June 30, 2022, the Company had no borrowings outstanding under the secured revolving credit facility and was in compliance with all required financial covenants.

In addition, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.8 million) as of June 30, 2022.

6. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	June 30, 2022				December 31, 2021
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical convertible loan agreements	$—	$—	$5,820	$5,820	$7,148
Neo Medical preferred equity securities	—	6,084	—	6,084	5,413
Bone Biologics equity securities	80	—	—	80	309
Other investments	—	—	1,666	1,666	1,505
Total	$80	$6,084	$7,486	$13,650	$14,375
Liabilities
Spinal Kinetics contingent consideration	$—	$—	$(986)	$(986)	$(17,200)
Deferred compensation plan	—	(1,245)	—	(1,245)	(1,314)
Total	$—	$(1,245)	$(986)	$(2,231)	$(18,514)

Neo Medical Convertible Loan Agreements and Equity Investment

In October 2020, the Company purchased preferred equity securities of Neo Medical SA, a privately held Swiss-based company developing a new generation of products for spinal surgery ("Neo Medical"), for consideration of $5.0 million. The Company also entered into a Convertible Loan Agreement pursuant to which Orthofix loaned Neo Medical CHF 4.6 million, or $5.0 million at the date of issuance (the “Convertible Loan”). In October 2021, the Company entered into an additional Convertible Loan Agreement (the “Additional Convertible Loan”), pursuant to which the Company loaned Neo Medical an additional CHF 0.6 million, or $0.7 million as of the date of issuance.

The equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(U.S. Dollars, in thousands)	2022	2021
Fair value of Neo Medical preferred equity securities at January 1	$5,413	$5,000
Conversion of loan into preferred equity securities	671	—
Fair value of Neo Medical preferred equity securities at June 30	6,084	5,000
Cumulative unrealized gain on Neo Medical preferred equity securities	413	—

The Company made an election to convert the Additional Convertible Loan into shares of Neo Medical’s preferred equity securities in January 2022. The remaining Convertible Loan is recorded in other long-term assets as an available for sale debt security as of June 30, 2022. The Convertible Loan is recorded at fair value, with applicable interest recorded in interest income. The fair value of the Convertible Loan is based upon significant unobservable inputs, including the use of option-pricing models, Monte Carlo simulations for certain periods, and a probability-weighted discounted cash flow model, requiring the Company to develop its own assumptions. Therefore, the Company categorized these investments as Level 3 financial assets.

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of a credit loss. As of June 30, 2022, the Company has not recognized any credit loss related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loans, measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2022	2021
Fair value of Neo Medical Convertible Loans at January 1	$7,148	$7,160
Interest recognized in interest income, net	217	198
Foreign currency remeasurement recognized in other expense, net	(257)	(230)
Unrealized loss recognized in other comprehensive loss	(615)	(628)
Conversion of loan into preferred equity securities	(671)	—
Fair value of Neo Medical Convertible Loans at June 30	5,820	6,500
Amortized cost basis of Neo Medical Convertible Loans at June 30	5,496	5,247

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of June 30, 2022:

(U.S. Dollars, in thousands)	Fair Value as of June 30, 2022	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$5,820	Cost of equity discount rate	17.0%
		Implied volatility	73.4%

Bone Biologics Equity Securities

The Company holds an investment in common stock of Bone Biologics Inc. (“Bone Biologics”, NASDAQ: BBLG), a developer of orthobiologic products. Changes in the fair value of the investment recorded during the six months ended June 30, 2022 and 2021, are shown in the table below:

(U.S. Dollars, in thousands)	2022	2021
Bone Biologics equity securities at January 1	$309	$—
Fair value adjustments recognized in other expense, net	(186)	—
Proceeds from the disposition of equity securities	(42)	—
Bone Biologics equity securities at June 30	$80	$—

Other investments

Other investments represent assets and investments recorded at fair value that are not deemed to be material for disclosure on an individual basis. The fair value of these assets are based upon significant unobservable inputs, such as probability-weighted discounted cash flow models, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets. As of June 30, 2022, this balance was classified within other long-term assets.

Spinal Kinetics Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The Spinal Kinetics contingent consideration consists of potential milestone payments of up to $60.0 million in cash. The milestone payments included (i) $15.0 million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with sales of the acquired artificial discs. To trigger the applicable payments, milestones must be achieved within five years of April 30, 2018. The FDA Milestone was achieved and paid in 2019 and a revenue-based milestone payment, totaling $15.0 million, was achieved and paid in 2021 upon meeting certain net sales targets.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3). The $16.2 million decrease in fair value of the contingent consideration liability in 2022 reflects the lower likelihood of the Company achieving the revenue-based milestone prior to April 30, 2023.

(U.S. Dollars, in thousands)	2022	2021
Spinal Kinetics contingent consideration estimated fair value at January 1	$17,200	$35,400
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	(16,214)	300
Payment made	—	(15,000)
Spinal Kinetics contingent consideration estimated fair value at June 30	$986	$20,700

The estimated fair value of the remaining Spinal Kinetics contingent consideration, attributable to a revenue-based milestone, was $1.0 million as of June 30, 2022. The estimated fair value reflects assumptions made by management as of June 30, 2022, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. However, the actual amount ultimately paid, if achieved, could be higher or lower than the fair value of the remaining contingent consideration (ultimate payment will either be $30.0 million or the liability will be fully reversed if the milestone is not met within the required timeline). As of June 30, 2022, the Company has classified the $1.0 million liability within other current liabilities, as milestones must be achieved prior to April 30, 2023, to trigger payment. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

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

The following table provides a range of key assumptions used within the valuation as of June 30, 2022:

(U.S. Dollars, in thousands)	Fair Value as of June 30, 2022	Valuation Technique	Unobservable inputs	Range
Spinal Kinetics contingent consideration	$986	Discounted cash flow	Revenue discount rate	5.9% - 7.3%
			Payment discount rate	7.6% - 8.9%

7. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses this liability based upon current facts and circumstances. As a result, the Company recorded expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, and expense of $0.1 million and $0.5 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the Company has accrued $5.4 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

8. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loans	Other Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(711)	$711	$—	$—
Other comprehensive loss	(2,308)	(615)	102	(2,821)
Income taxes	—	—	—	—
Balance at June 30, 2022	$(3,019)	$96	$102	$(2,821)

9. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Orthopedics. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants, and Biologics.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	Change
Bone Growth Therapies	$47,765	$49,706	-3.9%
Spinal Implants	28,222	30,092	-6.2%
Biologics	14,795	14,852	-0.4%
Global Spine	90,782	94,650	-4.1%
Global Orthopedics	27,288	26,744	2.0%
Net sales	$118,070	$121,394	-2.7%

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	Change
Bone Growth Therapies	$89,713	$92,653	-3.2%
Spinal Implants	54,837	55,793	-1.7%
Biologics	28,887	28,544	1.2%
Global Spine	173,437	176,990	-2.0%
Global Orthopedics	51,051	49,997	2.1%
Net sales	$224,488	$226,987	-1.1%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Product sales	$103,559	$106,947	$196,167	$199,210
Marketing service fees	14,511	14,447	28,321	27,777
Net sales	$118,070	$121,394	$224,488	$226,987

Product sales primarily consist of the sale of bone growth therapies devices, spinal implants products, and orthopedics products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and six months ended June 30, 2022 and 2021:

(U.S. Dollars, in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for expected credit losses beginning balance	$5,389	$4,506	$4,944	$4,848
Current period provision (recovery) for expected credit losses	539	(32)	1,139	(214)
Write-offs charged against the allowance and other	(142)	(34)	(246)	(80)
Effect of changes in foreign exchange rates	(197)	31	(248)	(83)
Allowance for expected credit losses ending balance	$5,589	$4,471	$5,589	$4,471

Contract Liabilities

The Company’s contract liabilities largely related to a prepayment of $13.9 million received in April 2020 from the Centers for Medicare and Medicaid Service ("CMS") as part of the Accelerated and Advance Payment Program of the Coronavirus Aid, Relief, and Economic Security Act. The remaining balance of the contract liability was recouped by CMS during the second quarter of 2022.

The following table provides a detail of changes in the Company’s contract liability associated with the Accelerated and Advanced Payment Program for the three and six months ended June 30, 2022 and 2021:

(U.S. Dollars, in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contract liability beginning balance	$1,396	$13,851	$4,791	$13,851
Recoupment recognized in net sales	(1,396)	(2,880)	(4,791)	(2,880)
Contract liability ending balance	$—	$10,971	$—	$10,971

Other Contract Assets

The Company’s contract assets, excluding accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of the exclusive distribution of the Company's products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $1.0 million and $1.4 million as of June 30, 2022, and December 31, 2021, respectively.

10. Business segment information

The Company has two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the Company is earnings before interest, tax, depreciation, and amortization (“EBITDA”). Corporate activities comprise operating expenses and activities not directly identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The table below presents EBITDA by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Global Spine	$20,766	$19,032	$36,659	$30,927
Global Orthopedics	(2,422)	1,775	(5,518)	(454)
Corporate	(8,383)	(8,030)	(17,678)	(15,859)
Total EBITDA	$9,961	$12,777	$13,463	$14,614
Depreciation and amortization	(6,512)	(7,559)	(14,028)	(15,002)
Interest expense, net	(407)	(550)	(782)	(967)
Income (loss) before income taxes	$3,042	$4,668	$(1,347)	$(1,355)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Global Spine
U.S.	$85,899	$89,077	$162,965	$166,832
International	4,883	5,573	$10,472	10,158
Total Global Spine	90,782	94,650	173,437	176,990

Global Orthopedics
U.S.	6,903	6,156	12,230	11,747
International	20,385	20,588	38,821	38,250
Total Global Orthopedics	27,288	26,744	51,051	49,997

Consolidated
U.S.	92,802	95,233	175,195	178,579
International	25,268	26,161	49,293	48,408
Net sales	$118,070	$121,394	$224,488	$226,987

11. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) remeasurement of any related contingent consideration arrangements, and (iii) recognized costs associated with acquired in-process research and development (“IPR&D”) assets, which are recognized immediately upon acquisition. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Amortization of acquired intangibles	$2,051	$1,969	$4,052	$3,938
Changes in fair value of contingent consideration	(10,714)	(1,575)	(16,214)	(75)
Acquired IPR&D	—	500	—	1,500
Total	$(8,663)	$894	$(12,162)	$5,363

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Cost of sales	$205	$209	$416	$387
Sales and marketing	1,000	957	1,981	1,674
General and administrative	2,958	2,607	6,176	5,136
Research and development	297	134	219	431
Total	$4,460	$3,907	$8,792	$7,628

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Stock options	$205	$398	$564	$1,059
Time-based restricted stock awards and units	2,410	2,019	4,580	3,746
Market-based / performance-based restricted stock units	1,497	1,053	2,941	1,950
Stock purchase plan	348	437	707	873
Total	$4,460	$3,907	$8,792	$7,628

During the three months ended June 30, 2022 and 2021, the Company issued 157,979 and 194,745 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the six months ended June 30, 2022 and 2021, the Company issued 162,864 and 245,255 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

13. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefitted by the Company’s U.S. and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and six months ended June 30, 2022. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended June 30, 2022 and 2021, the effective tax rate was 18.2% and 48.2%, respectively. For the six months ended June 30, 2022 and 2021, the effective tax rate was (46.3%) and (150.6%), respectively. The primary factors affecting the Company’s effective tax rate for the three and six months ended June 30, 2022, were the changes in fair value of the Spinal Kinetics contingent consideration, which is not deductible for tax purposes, and losses not benefited in the U.S. and Italy.

14. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three and six months ended June 30, 2022, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Weighted average common shares-basic	20,031	19,651	19,965	19,575
Effect of dilutive securities
Unexercised stock options and stock purchase plan	23	171	—	—
Unvested restricted stock units	59	116	—	—
Weighted average common shares-diluted	20,113	19,938	19,965	19,575

There were 1.6 million and 0.8 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the three months ended June 30, 2022 and 2021, respectively, and 1.6 million and 1.4 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the six months ended June 30, 2022 and 2021, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock units, all necessary conditions had not been satisfied by the end of the respective period.

15. Subsequent Events

On July 30, 2022, the Company entered into a long-term strategic License and Distribution Agreement (the “Agreement”) with CGBio Co., Ltd. (“CGBio”), a developer of innovative, synthetic bone grafts. The Agreement grants Orthofix the exclusive right to conduct pre-clinical and clinical studies, commercialize, promote, market, and sell the Novosis™ recombinant human bone morphogenetic protein-2 (rhBMP-2) bone growth materials and other future tissue regenerative solutions in the U.S. and Canada. As consideration, the Company will pay CGBio an upfront payment of $1.4 million with additional payments contingent upon the achievement of specified development milestones.

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

Notable financial metrics in the second quarter of 2022 and recent achievements include the following:

•
Net sales of $118.1 million, a decrease of 2.7% on a reported basis and flat on a constant currency basis over prior year
•
Global Orthopedics net sales growth of 11% on a constant currency basis driven by new products and channel investments
•
Executed partnership with CGBio to commercialize Novosis rhBMP-2 growth factor in the U.S. and Canada
•
Limited launch of Virtuos Lyograft, a first of its kind, shelf-stable and complete autograft substitute
•
Entered into a licensing partnership with LimaCorporate S.p.A. to provide a novel solution for patients with chronic high dislocation of the hip

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (%)	2021 (%)	2022 (%)	2021 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	26.8	22.6	26.7	23.5
Gross profit	73.2	77.4	73.3	76.5
Sales and marketing	50.7	47.2	50.8	47.6
General and administrative	13.4	15.1	15.7	15.3
Research and development	10.8	10.8	10.7	10.6
Acquisition-related amortization and remeasurement	(7.3)	0.8	(5.5)	2.4
Operating income	5.6	3.5	1.6	0.6
Net income (loss)	2.1	2.0	(0.9)	(1.5)

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended June 30,		Percentage Change
(U.S. Dollars, in thousands)	2022	2021	Reported	Constant Currency
Bone Growth Therapies	$47,765	$49,706	-3.9%	-3.9%
Spinal Implants	28,222	30,092	-6.2%	-5.4%
Biologics	14,795	14,852	-0.4%	-0.4%
Global Spine	90,782	94,650	-4.1%	-3.8%
Global Orthopedics	27,288	26,744	2.0%	11.4%
Net sales	$118,070	$121,394	-2.7%	-0.5%

	Six Months Ended June 30,		Percentage Change
(U.S. Dollars, in thousands)	2022	2021	Reported	Constant Currency
Bone Growth Therapies	$89,713	$92,653	-3.2%	-3.2%
Spinal Implants	54,837	55,793	-1.7%	-1.0%
Biologics	28,887	28,544	1.2%	1.2%
Global Spine	173,437	176,990	-2.0%	-1.8%
Global Orthopedics	51,051	49,997	2.1%	9.4%
Net sales	$224,488	$226,987	-1.1%	0.7%

Global Spine

Global Spine offers the following products categories:

-
Bone Growth Therapies, which manufactures, distributes, sells, and provides support services for market leading devices that enhance bone fusion. Bone Growth Therapies uses distributors and sales representatives to sell its devices and provide associated services to hospitals, healthcare providers, and patients.
-
Spinal Implants, which designs, develops and markets a broad portfolio of motion preservation and spine fixation implant products used in surgical procedures of the spine. Spinal Implants distributes its products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.
-
Biologics, which provides a portfolio of regenerative products and tissue forms that allow physicians to successfully treat a variety of spinal and orthopedic conditions. Biologics markets its tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives.

Three months ended June 30, 2022 compared to 2021

Net sales decreased $3.9 million or 4.1%

•
Bone Growth Therapies net sales decreased $1.9 million or 3.9%, largely as a result of the continued staffing issues and patient caution to seek elective surgery, including complex procedures
•
Spinal Implants net sales decreased $1.9 million or 6.2%, primarily due to lower-than-expected complex procedure case volumes in the U.S. for spine fixation and increasing global competitive headwinds in motion preservation
•
Biologics net sales were relatively flat as we saw positive trends from recent product introductions, such as FiberFuse, and from new distributors added in the last 12 months, which offset some of the macro headwinds impacting complex elective procedures

Six months ended June 30, 2022 compared to 2021

Net sales decreased $3.6 million or 2.0%

•
Bone Growth Therapies net sales decreased $2.9 million or 3.2%, primarily driven by a continued slowdown in complex procedure volumes due to hospital restrictions at the beginning of the year and continued staffing issues, which impacted complex spine procedures
•
Spinal Implants net sales decreased $1.0 million or 1.7%, primarily due to lower-than-expected complex procedure case volumes in the U.S. for spine fixation and increasing global competitive headwinds in motion preservation, with these movements partially offset by growth from certain international distributors at the beginning of the year
•
Biologics net sales increased $0.3 million or 1.2%, primarily attributable to sales from our new biologics offerings, such as FiberFuse, as we continue to broaden our Biologics portfolio

Global Orthopedics

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

Three months ended June 30, 2022 compared to 2021

Net sales increased $0.5 million or 2.0%

•
Growth in international geographies on a constant currency basis driven by the positive impacts of recent sales force investments and increased orders from international distributors
•
In the U.S., we have started to see the positive benefits of the new sales leadership team put in place over the last 12 months
•
Partially offset by a decrease of $2.5 million due to changes in foreign currency exchange rates, which had a negative impact on net sales in 2022

Six months ended June 30, 2022 compared to 2021

Net sales increased $1.1 million or 2.1%

•
Growth in international geographies on a constant currency basis driven by the positive impacts of recent sales force investments and increased orders from international distributors
•
In the U.S., we have started to see the positive benefits of the new sales leadership team put in place over the last 12 months
•
Partially offset by a decrease of $3.7 million due to changes in foreign currency exchange rates, which had a negative impact on net sales in 2022

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Net sales	$118,070	$121,394	(2.7%)	$224,488	$226,987	(1.1%)
Cost of sales	31,600	27,439	15.2%	59,918	53,353	12.3%
Gross profit	$86,470	$93,955	(8.0%)	$164,570	$173,634	(5.2%)
Gross margin	73.2%	77.4%	(4.2%)	73.3%	76.5%	-3.2%

Three months ended June 30, 2022 compared to 2021

Gross profit decreased $7.5 million

•
Decrease in gross profit primarily driven by changes in our sales mix as well as increased inventory reserves related to set builds for an expanding sales force and increased safety stock requirements driven by the risk of global supply chain disruption
•
Also unfavorably impacted by changes in foreign currency exchange rates, which had a negative impact on gross profit

Six months ended June 30, 2022 compared to 2021

Gross profit decreased $9.1 million

•
Decrease in gross profit primarily driven by changes in our sales mix as well as increased inventory reserves related to set builds for an expanding sales force and increased safety stock requirements
•
Increased component costs resulting from global supply chain disruptions within our Bone Growth Therapies product category
•
Also unfavorably impacted by changes in foreign currency exchange rates, which had a negative impact on gross profit

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$59,888	$57,338	4.4%	$114,025	$108,123	5.5%
As a percentage of net sales	50.7%	47.2%	3.5%	50.8%	47.6%	3.2%

Three months ended June 30, 2022 compared to 2021

Sales and marketing expense increased $2.6 million

•
Increase of $2.2 million largely the result of significant increases in travel, sales events, and surgeon and sales education trainings as in-person events have largely resumed in 2022
•
Increase of $0.4 million due to an investment in direct reps and sales management

Six months ended June 30, 2022 compared to 2021

Sales and marketing expense increased $5.9 million

•
Increase of $4.2 million largely the result of significant increases in travel, sales events, and surgeon and sales education trainings as in-person events have largely resumed in 2022
•
Increase also attributable to the hiring of additional sales and marketing headcount to support growth and initiatives across all product lines

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
General and administrative	$15,846	$18,335	(13.6%)	$35,174	$34,779	1.1%
As a percentage of net sales	13.4%	15.1%	(1.7%)	15.7%	15.3%	0.4%

Three months ended June 30, 2022 compared to 2021

General and administrative expense decreased $2.5 million

•
Decrease of $0.9 million in professional fees as we reallocate capital into product innovation and differentiation as well as commercial sales expansion
•
Decrease of $0.9 million in certain compensation costs, partly stemming from the departure of certain former executives and from macroeconomic pressures on certain variable compensation expenses
•
Decrease of $0.3 million in depreciation and amortization

Six months ended June 30, 2022 compared to 2021

General and administrative expense increased $0.4 million

•
Increase of $1.0 million in share-based compensation expenses as the tenure of our new management team increases
•
Partially offset by a decrease of $0.5 million associated with succession and transition costs related to former executives in 2021 that did not recur in 2022

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Research and development	$12,758	$13,121	(2.8%)	$23,970	$24,018	(0.2%)
As a percentage of net sales	10.8%	10.8%	0.0%	10.7%	10.6%	0.1%

Three months ended June 30, 2022 compared to 2021

Research and development expense decreased $0.4 million

•
Decrease of $0.8 million related to the attainment of a development milestone with MTF Biologics achieved in 2021 that did not recur in the second quarter of 2022
•
Partially offset by an increase related to costs to comply with the European Union Medical Device Regulations and increases in new product development expenses

•
Further offset by an increase in costs associated with our ongoing 2-level M6-C artificial cervical disc clinical study

Six months ended June 30, 2022 compared to 2021

Research and development expense remained relatively flat

•
Decrease of $0.8 million related to the attainment of a development milestone with MTF Biologics achieved in 2021 that did not recur in 2022
•
Partially offset by an increase in expense of $0.5 million related to costs to comply with the European Union Medical Device Regulations
•
Further offset by an increase in costs associated with our ongoing 2-level M6-C artificial cervical disc clinical study

Acquisition-related Amortization and Remeasurement

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Acquisition-related amortization and remeasurement	$(8,663)	$894	(1069.0%)	$(12,162)	$5,363	(326.8%)
As a percentage of net sales	(7.3%)	0.8%	(8.1%)	(5.4%)	2.4%	(7.8%)

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) remeasurement of any related contingent consideration arrangement, and (iii) recognized costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition.

Three months ended June 30, 2022 compared to 2021

Acquisition-related amortization and remeasurement decreased $9.6 million

•
Decrease of $9.5 million related to the remeasurement of potential revenue-based milestone payments associated with the Spinal Kinetics acquisition reflects the lower likelihood of the Company achieving the remaining revenue-based milestone prior to April 30, 2023 based on current net sales trends
•
Decrease of $0.5 million in costs associated with acquired in-process research and development assets, which were recognized immediately upon acquisition in the prior year period
•
Partially offset by an increase of $0.4 million associated with the reassessment of contingent consideration associated with the acquisition of a former distributor

Six months ended June 30, 2022 compared to 2021

Acquisition-related amortization and remeasurement decreased $17.5 million

•
Decrease of $16.5 million related to the remeasurement of potential revenue-based milestone payments associated with the Spinal Kinetics acquisition reflects the lower likelihood of the Company achieving the remaining revenue-based milestone prior to April 30, 2023
•
Decrease of $1.5 million in costs associated with acquired in-process research and development assets, which were recognized immediately upon acquisition in the prior year period
•
Partially offset by an increase of $0.4 million associated with the reassessment of contingent consideration associated with the acquisition of a former distributor

Non-operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$(407)	$(550)	(26.0%)	$(782)	$(967)	(19.1%)
Other expense, net	(3,192)	951	(435.6%)	(4,128)	(1,739)	137.4%

Three months ended June 30, 2022 compared to 2021

Other expense, net decreased $4.1 million

•
Decrease primarily associated with changes in foreign currency exchange rates and the resulting gains and/or losses recorded in each period, with the change primarily attributable to the strengthening of the U.S. Dollar against the Euro in 2022

Six months ended June 30, 2022 compared to 2021

Other expense, net decreased $2.4 million

•
Decrease primarily associated with changes in foreign currency exchange rates and the resulting gains and/or losses recorded in each period, with the change primarily attributable to the strengthening of the U.S. Dollar against the Euro in 2022

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Income tax expense	$553	$2,248	(75.4%)	$624	$2,041	(69.4%)
Effective tax rate	18.2%	48.2%	(30.0%)	(46.3%)	(150.6%)	104.3%

Three months ended June 30, 2022 compared to 2021

•
Decrease in tax expense compared to the prior year period was primarily a result of changes in valuation allowances in the U.S. and Italy, as well as changes in the fair value of the Spinal Kinetics contingent consideration liability

Six months ended June 30, 2022 compared to 2021

•
Decrease in tax expense compared to the prior year period was primarily a result of changes in valuation allowances in the U.S. and Italy, as well as changes in the fair value of the Spinal Kinetics contingent consideration liability

Segment Review

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

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Global Spine	$20,766	$19,032	$36,659	$30,927
Global Orthopedics	(2,422)	1,775	(5,518)	(454)
Corporate	(8,383)	(8,030)	(17,678)	(15,859)
Total EBITDA	$9,961	$12,777	$13,463	$14,614
Depreciation and amortization	(6,512)	(7,559)	(14,028)	(15,002)
Interest expense, net	(407)	(550)	(782)	(967)
Income (loss) before income taxes	$3,042	$4,668	$(1,347)	$(1,355)

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2022, totaled $59.5 million compared to $87.8 million at December 31, 2021.

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	Change
Net cash from operating activities	$(12,622)	$264	$(12,886)
Net cash from investing activities	(13,161)	(9,792)	(3,369)
Net cash from financing activities	(1,324)	(6,528)	5,204
Effect of exchange rate changes on cash	(1,204)	(243)	(961)
Net change in cash and cash equivalents	$(28,311)	$(16,299)	$(12,012)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Six Months Ended June 30,
(U.S. Dollars, in thousands)	2022	2021	Change
Net cash from operating activities	$(12,622)	$264	$(12,886)
Capital expenditures	(11,703)	(9,792)	(1,911)
Free cash flow	$(24,325)	$(9,528)	$(14,797)

Operating Activities

Cash flows from operating activities decreased $12.9 million

•
Increase in net income of $1.4 million
•
Net decrease of $16.9 million for non-cash gains and losses, largely related to changes in fair value of contingent consideration
•
Net increase of $2.6 million relating to changes in working capital accounts, primarily attributable to changes in inventories, accounts payable, prepaid expenses and other current assets, and the payment of a contingent consideration milestone in the prior year

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 59 days at June 30, 2022, compared to 55 days at June 30, 2021. Inventory turns remained consistent at 1.3 times as of June 30, 2022 and June 30, 2021.

Investing Activities

Cash flows from investing activities decreased $3.4 million

•
Decrease of $1.8 million associated with capital expenditures compared to the prior year period
•
Decrease of $1.5 million associated with the payment of a contingent consideration milestone associated related to an asset acquisition in 2022

Financing Activities

Cash flows from financing activities increased $5.2 million

•
Increase of $8.4 million associated with cash paid in 2021 for the achievement of a revenue-based milestone associated with the Spinal Kinetics acquisition; the milestone payment totaled $15.0 million with a portion of the payment reflected in both operating and financing activities.
•
Decrease of $2.0 million related to the conclusion of the FITBONE Contract Manufacturing and Supply Agreement with Wittenstein
•
Decrease in net proceeds of $1.7 million from the issuance of common shares, primarily related to the exercise of stock options in the prior year period
•
Partially offset by an increase of $0.7 million attributable to other financing activities

Credit Facilities

As of June 30, 2022, we had no borrowings outstanding under our secured revolving credit facility. In addition, we had no borrowings outstanding under our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.8 million). We were in compliance with all required financial covenants as of June 30, 2022.

Other

For information regarding contingencies, see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

In April 2020, we received $13.9 million in funds from the Centers for Medicare and Medicaid Service ("CMS") Accelerated and Advance Payment Program under the CARES Act. Recoupment of amounts received under the CMS Accelerated and Advance Payment Program was completed in the second quarter of 2022.

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

The remaining milestone payment is a revenue-based milestone payment of $30.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement as of June 30, 2022, was $1.0 million; however, the actual amount ultimately paid, if achieved, could be higher or lower than the fair value of the contingent consideration (ultimate payment will either be $30.0 million or the liability will be fully reversed if the milestone is not met within the required timeline). For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Related Party Transaction

In February 2021, we entered into a technology assignment and royalty agreement with a medical device technology company partially owned and controlled by the wife of President and Chief Executive Officer, Jon Serbousek, whereby we acquired the intellectual property rights to certain assets for consideration of up to $10.0 million. Consideration was comprised of $1.0 million due at signing and $9.0 million in contingent consideration, dependent upon multiple milestones, such as receipt of 510(k) clearance or the attainment of certain net sales targets. None of the contingent consideration has been achieved as of June 30, 2022.

IGEA S.p.A Exclusive License and Distribution Agreement

In April 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, of which $0.5 million was paid in the second quarter of 2021, with certain payments contingent upon achieving an FDA milestone. We received FDA approval for the AccelStim device in May 2022, triggering an obligation to pay the remaining $3.5 million of consideration, of which $1.5 million was paid as of June 30, 2022. Of the remaining $2.0 million obligation, $1.0 million, which is due to be paid on the first anniversary of FDA approval, is classified within other current liabilities. The remaining $1.0 million, which is due to be paid on the second anniversary of FDA approval, is classified within other long-term liabilities. The License Agreement also includes certain minimum purchase requirements.

CGBio Co., Ltd. Exclusive License and Distribution Agreement

On July 30, 2022, we entered into a long-term strategic License and Distribution Agreement (the “Agreement”) with CGBio Co., Ltd. (“CGBio”), a developer of innovative, synthetic bone grafts. The Agreement grants us the exclusive right to conduct pre-clinical and clinical studies, commercialize, promote, market, and sell the Novosis™ recombinant human bone morphogenetic protein-2 (rhBMP-2) bone growth materials and other future tissue regenerative solutions in the U.S. and Canada. As consideration, we will pay CGBio an upfront payment of $1.4 million with additional payments contingent upon the achievement of specified development milestones.

Off-balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued or adopted accounting pronouncements. As of June 30, 2022, we do not expect any of the issued Accounting Standards Updates to materially affect our condensed consolidated financial statements upon adoption.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

We have not made any repurchases of our common stock during the second quarter of 2022.

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

ORTHOFIX MEDICAL INC.

Date: August 5, 2022	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: August 5, 2022	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer