Form 10-Q
period 2022-09-30
Orthofix Medical Inc.
filed 2022-11-03
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, 20,007,946 shares of common stock were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$51,660	$87,847
Accounts receivable, net of allowances of $5,948 and $4,944, respectively	75,633	78,560
Inventories	100,277	82,974
Prepaid expenses and other current assets	19,325	20,141
Total current assets	246,895	269,522
Property, plant, and equipment, net	57,820	59,252
Intangible assets, net	47,513	52,666
Goodwill	71,317	71,317
Deferred income taxes	1,544	1,771
Other long-term assets	24,571	22,095
Total assets	$449,660	$476,623

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$28,003	$26,459
Current portion of finance lease liability	638	2,590
Other current liabilities	49,007	76,781
Total current liabilities	77,648	105,830
Long-term portion of finance lease liability	19,407	19,890
Other long-term liabilities	19,066	13,969
Total liabilities	116,121	139,689
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 50,000 shares authorized; 20,007 and 19,837 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,001	1,983
Additional paid-in capital	328,387	313,951
Retained earnings	8,313	21,000
Accumulated other comprehensive loss	(5,162)	—
Total shareholders’ equity	333,539	336,934
Total liabilities and shareholders’ equity	$449,660	$476,623

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2022	2021	2022	2021
Net sales	$113,996	$112,428	$338,484	$339,415
Cost of sales	30,573	28,307	90,491	81,660
Gross profit	83,423	84,121	247,993	257,755
Sales and marketing	55,461	56,097	169,486	164,220
General and administrative	19,322	16,312	54,496	51,091
Research and development	11,943	12,360	35,913	36,378
Acquisition-related amortization and remeasurement (Note 11)	2,484	(335)	(9,678)	5,028
Operating income (loss)	(5,787)	(313)	(2,224)	1,038
Interest expense, net	(277)	(433)	(1,059)	(1,400)
Other expense, net	(3,308)	(1,789)	(7,436)	(3,528)
Loss before income taxes	(9,372)	(2,535)	(10,719)	(3,890)
Income tax benefit (expense)	(1,344)	364	(1,968)	(1,677)
Net loss	$(10,716)	$(2,171)	$(12,687)	$(5,567)

Net loss per common share:
Basic	$(0.53)	$(0.11)	$(0.63)	$(0.28)
Diluted	(0.53)	(0.11)	(0.63)	(0.28)
Weighted average number of common shares:
Basic	20,091	19,770	20,007	19,634
Diluted	20,091	19,770	20,007	19,634

Other comprehensive loss, before tax
Unrealized gain (loss) on debt securities	(236)	513	(749)	(115)
Currency translation adjustment	(2,105)	(719)	(4,413)	(1,901)
Other comprehensive loss, before tax	(2,341)	(206)	(5,162)	(2,016)
Income tax benefit (expense) related to other comprehensive loss	—	(128)	—	28
Other comprehensive loss, net of tax	(2,341)	(334)	(5,162)	(1,988)
Comprehensive loss	$(13,057)	$(2,505)	$(17,849)	$(7,555)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2021	19,837	$1,983	$313,951	$21,000	$—	$336,934
Net loss	—	—	—	(4,460)	—	(4,460)
Other comprehensive loss, net of tax	—	—	—	—	(1,162)	(1,162)
Share-based compensation expense	—	—	4,332	—	—	4,332
Common shares issued, net	5	1	(70)	—	—	(69)
At March 31, 2022	19,842	$1,984	$318,213	$16,540	$(1,162)	$335,575
Net income	—	—	—	2,489	—	2,489
Other comprehensive loss, net of tax	—	—	—	—	(1,659)	(1,659)
Share-based compensation expense	—	—	4,460	—	—	4,460
Common shares issued, net	158	16	1,065	—	—	1,081
At June 30, 2022	20,000	$2,000	$323,738	$19,029	$(2,821)	$341,946
Net loss	—	—	—	(10,716)	—	(10,716)
Other comprehensive loss, net of tax	—	—	—	—	(2,341)	(2,341)
Share-based compensation expense	—	—	4,729		—	4,729
Common shares issued, net	7	1	(80)	—	—	(79)
At September 30, 2022	20,007	$2,001	$328,387	$8,313	$(5,162)	$333,539

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2020	19,424	$1,942	$292,291	$59,379	$3,252	$356,864
Net loss	—	—	—	(5,816)	—	(5,816)
Other comprehensive loss, net of tax	—	—	—	—	(1,573)	(1,573)
Share-based compensation expense	—	—	3,721	—	—	3,721
Common shares issued, net	51	5	1,617	—	—	1,622
At March 31, 2021	19,475	$1,947	$297,629	$53,563	$1,679	$354,818
Net income	—	—	—	2,420	—	2,420
Other comprehensive loss, net of tax	—	—	—	—	(81)	(81)
Share-based compensation expense	—	—	3,907	—	—	3,907
Common shares issued, net	194	20	1,200	—	—	1,220
At June 30, 2021	19,669	$1,967	$302,736	$55,983	$1,598	$362,284
Net loss	—	—	—	(2,171)	—	(2,171)
Other comprehensive loss, net of tax	—	—	—	—	(334)	(334)
Share-based compensation expense	—	—	3,842	—	—	3,842
Common shares issued, net	72	7	1,205	—	—	1,212
At September 30, 2021	19,741	$1,974	$307,783	$53,812	$1,264	$364,833

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(12,687)	$(5,567)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	21,598	22,153
Amortization of operating lease assets, debt costs, and other assets	2,321	2,645
Provision for expected credit losses	1,713	376
Deferred income taxes	21	2,228
Share-based compensation expense	13,521	11,470
Interest and gain (loss) on valuation of investment securities	254	(305)
Change in fair value of contingent consideration	(17,200)	(2,375)
Other	1,124	743
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	51	2,729
Inventories	(20,019)	(866)
Prepaid expenses and other current assets	16	(6,987)
Accounts payable	3,955	(2,983)
Other current liabilities	(4,571)	(3,951)
Contract liability (Note 9)	(4,791)	(5,951)
Payment of contingent consideration	—	(6,595)
Other long-term assets and liabilities	808	(68)
Net cash from operating activities	(13,886)	6,696
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(16,159)	(11,560)
Capital expenditures for intangible assets	(1,101)	(1,221)
Contingent consideration payments related to asset acquisitions	(1,500)	—
Other investing activities	126	(1,250)
Net cash from investing activities	(18,634)	(14,031)
Cash flows from financing activities
Proceeds from issuance of common shares	2,400	6,238
Payments related to withholdings for share-based compensation	(1,467)	(2,184)
Payments related to finance lease obligation	(2,441)	(395)
Payment of contingent consideration	—	(8,405)
Other financing activities	(68)	(927)
Net cash from financing activities	(1,576)	(5,673)
Effect of exchange rate changes on cash	(2,091)	(598)
Net change in cash, cash equivalents, and restricted cash	(36,187)	(13,606)
Cash, cash equivalents, and restricted cash at the beginning of period	87,847	96,821
Cash, cash equivalents, and restricted cash at the end of period	$51,660	$83,215

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$51,660	$82,710
Restricted cash	—	505
Cash, cash equivalents, and restricted cash at the end of period	$51,660	$83,215

Noncash investing activities - Purchase of intangible assets	$2,000	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2022.

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

Other recently issued ASUs, excluding those ASUs which have already been disclosed as adopted or described above, were assessed and determined not applicable, or are expected to have minimal impact on the Company's condensed consolidated financial statements. Furthermore, there have been no material changes during the nine months ended September 30, 2022, to the Company's application of significant accounting policies and estimates as described in the Company’s Form 10-K for the year ended December 31, 2021.

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	September 30, 2022	December 31, 2021
Raw materials	$17,511	$9,589
Work-in-process	16,540	15,096
Finished products	66,226	58,289
Inventories	$100,277	$82,974

Inventory previously reported as field/consignment has been reclassified to finished products to conform with current period presentation.

4. Leases

A summary of the Company’s lease portfolio as of September 30, 2022, and December 31, 2021, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	September 30, 2022	December 31, 2021
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$6,819	$3,155
Finance leases	Property, plant and equipment, net	17,613	18,600
Total ROU assets		$24,432	$21,755

Lease Liabilities
Current
Operating leases	Other current liabilities	$1,503	$1,834
Finance leases	Current portion of finance lease liability	638	2,590
Long-term
Operating leases	Other long-term liabilities	5,443	1,443
Finance leases	Long-term portion of finance lease liability	19,407	19,890
Total lease liabilities		$26,991	$25,757

Supplemental cash flow information related to leases was as follows:

(U.S. Dollars, in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,001	$3,469
Operating cash flows from finance leases	665	680
Financing cash flows from finance leases	2,441	395
ROU assets obtained in exchange for lease obligations
Operating leases	5,429	460
Finance leases	—	149

5. Long-term debt

As of September 30, 2022, the Company had no borrowings outstanding under the secured revolving credit facility and was in compliance with all required financial covenants.

In addition, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.4 million) as of September 30, 2022.

6. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	September 30, 2022				December 31, 2021
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical convertible loan agreements	$—	$—	5,600	$5,600	$7,148
Neo Medical preferred equity securities	—	6,084	—	6,084	5,413
Bone Biologics equity securities	—	—	—	—	309
Other investments	—	—	1,611	1,611	1,505
Total	$—	$6,084	$7,211	$13,295	$14,375
Liabilities
Spinal Kinetics contingent consideration	$—	$—	—	$—	$(17,200)
Deferred compensation plan	—	(1,206)	—	(1,206)	(1,314)
Total	$—	$(1,206)	$—	$(1,206)	$(18,514)

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

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(U.S. Dollars, in thousands)	2022	2021
Fair value of Neo Medical preferred equity securities at January 1	$5,413	$5,000
Conversion of loan into preferred equity securities	671	—
Fair value of Neo Medical preferred equity securities at September 30	6,084	5,000
Cumulative unrealized gain on Neo Medical preferred equity securities	413	—

The Company made an election to convert the Additional Convertible Loan into shares of Neo Medical’s preferred equity securities in January 2022. The remaining Convertible Loan is recorded in other long-term assets as an available for sale debt security as of September 30, 2022. The Convertible Loan is recorded at fair value, with applicable interest recorded in interest income. The fair value of the Convertible Loan is based upon significant unobservable inputs, including the use of option-pricing models, Monte Carlo simulations for certain periods, and a probability-weighted discounted cash flow model, requiring the Company to develop its own assumptions. Therefore, the Company categorized these investments as Level 3 financial assets.

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of a credit loss. As of September 30, 2022, the Company has not recognized any credit loss related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loans, measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2022	2021
Fair value of Neo Medical Convertible Loans at January 1	$7,148	$7,160
Interest recognized in interest income, net	326	305
Foreign currency remeasurement recognized in other expense, net	(437)	(270)
Unrealized loss recognized in other comprehensive loss	(766)	(115)
Conversion of loan into preferred equity securities	(671)	—
Fair value of Neo Medical Convertible Loans at September 30	5,600	7,080
Amortized cost basis of Neo Medical Convertible Loans at September 30	5,425	5,314

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of September 30, 2022:

(U.S. Dollars, in thousands)	Fair Value as of September 30, 2022	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$5,600	Cost of equity discount rate	17.4%
		Implied volatility	70.2%

Bone Biologics Equity Securities

Until August of 2022, the Company held an investment in common stock of Bone Biologics Inc. (“Bone Biologics”, NASDAQ: BBLG), a developer of orthobiologic products. The Company disposed of its remaining holdings in Bone Biologics equity securities during the third quarter of 2022. Changes in the fair value of the investment recorded during the nine months ended September 30, 2022 and 2021, are shown in the table below:

(U.S. Dollars, in thousands)	2022	2021
Fair Value of Bone Biologics equity securities at January 1	$309	$—
Fair value adjustments recognized in other expense, net	(183)	—
Proceeds from the disposition of equity securities	(126)	—
Fair Value of Bone Biologics equity securities at September 30	$—	$—

Other Investments

Other investments represent assets and investments recorded at fair value that are not deemed to be material for disclosure on an individual basis. The fair value of these assets is based upon significant unobservable inputs, such as probability-weighted discounted cash flow models, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets. As of September 30, 2022, this balance was classified within other long-term assets.

Spinal Kinetics Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The Spinal Kinetics contingent consideration consists of potential milestone payments of up to $60.0 million in cash. The contingent milestone payments included (i) $15.0 million upon U.S. Food and Drug Administration (“FDA”) approval of the M6-C artificial cervical disc (the “FDA Milestone”) and (ii) revenue-based milestone payments of up to $45.0 million in connection with sales of the acquired artificial discs. To trigger the applicable payments, milestones must be achieved within five years of April 30, 2018. The FDA Milestone was achieved and paid in 2019 and a revenue-based milestone payment, totaling $15.0 million, was achieved and paid in 2021 upon meeting certain net sales targets.

The estimated fair value of the remaining Spinal Kinetics contingent consideration, attributable to a revenue-based milestone, was concluded to be zero as of September 30, 2022, as the Company does not expect to achieve the milestone prior to April 30, 2023. The estimated fair value reflects assumptions made by management as of September 30, 2022, such as the expected timing and volume of elective procedures and the impact of these procedures on future revenues. Any changes in fair value are recorded as an operating expense within acquisition-related amortization and remeasurement.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2022	2021
Spinal Kinetics contingent consideration estimated fair value at January 1	$17,200	$35,400
Decrease in fair value recognized in acquisition-related amortization and remeasurement	(17,200)	(2,000)
Payment made	—	(15,000)
Spinal Kinetics contingent consideration estimated fair value at September 30	$—	$18,400

7. Contingencies

In addition to the matters described below, in the normal course of its business, the Company is involved in various lawsuits from time to time and may be subject to certain other contingencies. The Company believes any losses related to these matters are individually and collectively immaterial as to a possible loss and range of loss.

Italian Medical Device Payback (“IMDP”)

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. A key provision of the law is a ‘payback’ measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization or payment. The Company’s current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses this liability based upon current facts and circumstances. As a result, the Company recorded expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, and expense of $0.6 million and $1.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the Company has accrued $5.3 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once the law has been clarified by the Italian authorities.

8. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loans	Other Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(711)	$711	$—	$—
Other comprehensive loss	(4,413)	(766)	17	(5,162)
Income taxes	—	—	—	—
Balance at September 30, 2022	$(5,124)	$(55)	$17	$(5,162)

9. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Orthopedics. Within the Global Spine reporting segment there are three product categories: Bone Growth Therapies, Spinal Implants, and Biologics.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	Change
Bone Growth Therapies	$46,531	$45,168	3.0%
Spinal Implants	25,857	28,151	-8.1%
Biologics	13,798	12,806	7.7%
Global Spine	86,186	86,125	0.1%
Global Orthopedics	27,810	26,303	5.7%
Net sales	$113,996	$112,428	1.4%

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	Change
Bone Growth Therapies	$136,244	$137,821	-1.1%
Spinal Implants	80,693	83,943	-3.9%
Biologics	42,686	41,351	3.2%
Global Spine	259,623	263,115	-1.3%
Global Orthopedics	78,861	76,300	3.4%
Net sales	$338,484	$339,415	-0.3%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Product sales	$100,485	$100,004	$296,652	$299,214
Marketing service fees	13,511	12,424	41,832	40,201
Net sales	$113,996	$112,428	$338,484	$339,415

Product sales primarily consist of the sale of bone growth therapies devices, spinal implants products, and orthopedics products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and nine months ended September 30, 2022 and 2021:

(U.S. Dollars, in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for expected credit losses beginning balance	$5,589	$4,471	$4,944	$4,848
Current period provision for expected credit losses	574	590	1,713	376
Write-offs charged against the allowance and other	10	(54)	(236)	(134)
Effect of changes in foreign exchange rates	(225)	(79)	(473)	(162)
Allowance for expected credit losses ending balance	$5,948	$4,928	$5,948	$4,928

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

The following table provides a detail of changes in the Company’s contract liability associated with the Accelerated and Advanced Payment Program for the three and nine months ended September 30, 2022 and 2021:

(U.S. Dollars, in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contract liability beginning balance	$—	$10,971	$4,791	$13,851
Recoupment recognized in net sales	—	(3,071)	(4,791)	(5,951)
Contract liability ending balance	$—	$7,900	$—	$7,900

Other Contract Assets

The Company’s contract assets, excluding accounts receivable (“Other Contract Assets”), largely consist of payments made to certain distributors to obtain contracts, gain access to customers in certain territories, and to provide the benefit of exclusive distribution of the Company's products. Other Contract Assets are included in other long-term assets or other current assets, dependent upon the original term of the related agreement, and totaled $1.3 million and $1.4 million as of September 30, 2022, and December 31, 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Global Spine	$10,116	$13,908	$46,775	$44,835
Global Orthopedics	(473)	(196)	(5,991)	(650)
Corporate	(11,168)	(8,663)	(28,846)	(24,522)
Total EBITDA	$(1,525)	$5,049	$11,938	$19,663
Depreciation and amortization	(7,570)	(7,151)	(21,598)	(22,153)
Interest expense, net	(277)	(433)	(1,059)	(1,400)
Loss before income taxes	$(9,372)	$(2,535)	$(10,719)	$(3,890)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Global Spine
U.S.	$81,414	$79,983	$244,379	$246,815
International	4,772	6,142	$15,244	16,300
Total Global Spine	86,186	86,125	259,623	263,115

Global Orthopedics
U.S.	6,588	6,010	18,818	17,757
International	21,222	20,293	60,043	58,543
Total Global Orthopedics	27,810	26,303	78,861	76,300

Consolidated
U.S.	88,002	85,993	263,197	264,572
International	25,994	26,435	75,287	74,843
Net sales	$113,996	$112,428	$338,484	$339,415

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Amortization of acquired intangibles	$2,070	$1,965	$6,122	$5,903
Changes in fair value of contingent consideration	(986)	(2,300)	(17,200)	(2,375)
Acquired IPR&D	1,400	—	1,400	1,500
Total	$2,484	$(335)	$(9,678)	$5,028

On July 30, 2022, the Company entered into an exclusive License and Distribution Agreement (the "License Agreement") with CGBio Co., Ltd. (“CGBio”), a developer of innovative, synthetic bone grafts. The Agreement grants Orthofix the exclusive right to conduct pre-clinical and clinical studies, commercialize, promote, market, and sell the Novosis recombinant human bone morphogenetic protein-2 (rhBMP-2) bone growth materials and other future tissue regenerative solutions in the U.S. and Canada. As consideration, the Company agreed to pay CGBio an upfront payment of $1.4 million with additional payments contingent upon the achievement of specified development milestones. The $1.4 million upfront payment was paid in the third quarter of 2022 and was recognized as acquired IPR&D costs, which was then immediately expensed.

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Cost of sales	$195	$200	$611	$587
Sales and marketing	948	831	2,929	2,505
General and administrative	3,285	2,531	9,461	7,667
Research and development	301	280	520	711
Total	$4,729	$3,842	$13,521	$11,470

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Stock options	$294	$382	$858	$1,441
Time-based restricted stock awards and units	2,467	1,819	7,047	5,565
Market-based / performance-based restricted stock units	1,626	1,212	4,567	3,162
Stock purchase plan	342	429	1,049	1,302
Total	$4,729	$3,842	$13,521	$11,470

During the three months ended September 30, 2022 and 2021, the Company issued 7,057 and 72,281 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the nine months ended September 30, 2022 and 2021, the Company issued 169,921 and 317,536 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

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

For the three months ended September 30, 2022 and 2021, the effective tax rate was (14.3%) and 14.4%, respectively. For the nine months ended September 30, 2022 and 2021, the effective tax rate was (18.4%) and (43.1%), respectively. The primary factors affecting the Company’s effective tax rate for the three and nine months ended September 30, 2022, were certain losses not benefitted.

14. Earnings per share (“EPS”)

The Company uses the two-class method of computing basic EPS due to the existence of non-vested restricted stock awards with nonforfeitable rights to dividends or dividend equivalents (referred to as participating securities). For the three and nine months ended September 30, 2022, no significant adjustments were made to net income for purposes of calculating basic and diluted EPS.

The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Weighted average common shares-basic	20,091	19,770	20,007	19,634
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares-diluted	20,091	19,770	20,007	19,634

There were 2.4 million and 2.1 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the three months ended September 30, 2022 and 2021, respectively, and 2.2 million and 1.6 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the nine months ended September 30, 2022 and 2021, respectively, because inclusion of these awards was anti-dilutive or, for performance-based and market-based restricted stock units, all necessary conditions had not been satisfied by the end of the respective period.

15. Subsequent Events

Merger Agreement with SeaSpine

On October 10, 2022, Orthofix Medical Inc. (“Orthofix”), through a wholly-owned subsidiary, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SeaSpine Holdings Corporation (“SeaSpine”). Pursuant to the Merger Agreement, and subject to approval of Orthofix stockholders and SeaSpine stockholders and the satisfaction or waiver of other specified closing conditions, the Orthofix and SeaSpine businesses will combine in an all-stock merger of equals. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company's wholly-owned subsidiary will merge with and into SeaSpine (the “Merger”), with SeaSpine continuing as a wholly-owned subsidiary of Orthofix following the transaction.

Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of SeaSpine issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.4163 shares of common stock of Orthofix. In addition, at the effective time and as a result of the Merger, Orthofix will assume SeaSpine’s existing equity incentive plans in connection with the Merger, and outstanding SeaSpine equity awards will be automatically converted into Orthofix equity awards (on the same vesting schedule and other terms and conditions as existed prior to such conversion). The conversion of such equity awards will occur at the same exchange ratio as applies to SeaSpine common stock in the Merger, and the exercise price of converted SeaSpine stock options will also be correspondingly adjusted.

Upon completion of the Merger, Orthofix stockholders will own approximately 56.5% of the combined company on a fully diluted basis and SeaSpine stockholders will own approximately 43.5%.

Pursuant to the terms of the Merger Agreement, as of the effective time of the Merger, the board of directors of the combined company will consist of nine individuals, including five individuals who are nominees of the board of directors of Orthofix immediately prior to the effective time and four individuals who are nominees of the board of directors of SeaSpine immediately prior to the effective time. The Merger Agreement contemplates that Jon Serbousek will serve as Executive Chairman of the Board, and Keith Valentine will serve as President and Chief Executive Officer and as a member of the Board.

The transaction is expected to close in the first quarter of 2023, subject to approval by both companies’ shareholders and customary closing conditions and regulatory approvals.

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

Notable financial metrics in the third quarter of 2022 and recent achievements include the following:

•
Net sales of $114.0 million, an increase of 1% on a reported basis and 5% on a constant currency basis over prior year
•
Global Orthopedics net sales growth of 19% on a constant currency basis driven by new product and channel investments
•
Orthofix and MTF Biologics recognized with the 2022 Spine Technology Award from Orthopedics This Week for Virtuos Lyograft, the first of its kind, shelf-stable and complete autograft substitute
•
Announced agreement to merge with SeaSpine, creating a leading global spine and orthopedics company

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (%)	2021 (%)	2022 (%)	2021 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	26.8	25.2	26.7	24.1
Gross profit	73.2	74.8	73.3	75.9
Sales and marketing	48.7	49.9	50.1	48.4
General and administrative	16.9	14.5	16.1	15.1
Research and development	10.5	11.0	10.6	10.7
Acquisition-related amortization and remeasurement	2.2	(0.3)	(2.8)	1.4
Operating income (loss)	(5.1)	(0.3)	(0.7)	0.3
Net loss	(9.4)	(1.9)	(3.7)	(1.6)

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended September 30,		Percentage Change
(U.S. Dollars, in thousands)	2022	2021	Reported	Constant Currency
Bone Growth Therapies	$46,531	$45,168	3.0%	3.0%
Spinal Implants	25,857	28,151	-8.1%	-7.1%
Biologics	13,798	12,806	7.7%	7.7%
Global Spine	86,186	86,125	0.1%	0.4%
Global Orthopedics	27,810	26,303	5.7%	19.0%
Net sales	$113,996	$112,428	1.4%	4.8%

	Nine Months Ended September 30,		Percentage Change
(U.S. Dollars, in thousands)	2022	2021	Reported	Constant Currency
Bone Growth Therapies	$136,244	$137,821	-1.1%	-1.1%
Spinal Implants	80,693	83,943	-3.9%	-3.0%
Biologics	42,686	41,351	3.2%	3.2%
Global Spine	259,623	263,115	-1.3%	-1.1%
Global Orthopedics	78,861	76,300	3.4%	12.7%
Net sales	$338,484	$339,415	-0.3%	2.0%

Global Spine

Global Spine offers the following Product categories:

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

Three months ended September 30, 2022 compared to 2021

Net sales of $86.2 million, an increase of $0.1 million or 0.1%

•
Bone Growth Therapies net sales increased $1.4 million or 3.0%, largely driven by the successful commercial roll-out of our AccelStim Bone Healing Therapy, which was launched late in the second quarter of 2022, and higher order volumes
•
Spinal Implants net sales decreased $2.3 million or 8.1%, primarily due to a change in procedure mix in the U.S. for Spinal Fixation, large international orders in 2021 that did not reoccur, as well as global competitive headwinds in Motion Preservation
•
Biologics net sales increased $1.0 million or 7.7%, driven by successful new product introductions, such as FiberFuse and Virtuos

Nine months ended September 30, 2022 compared to 2021

Net sales of $259.6 million, a decrease of $3.5 million or 1.3%

•
Bone Growth Therapies net sales decreased $1.6 million or 1.1%, primarily driven by a continued slowdown in complex procedure volumes due to hospital restrictions at the beginning of the year and continued staffing issues, which impacted complex spine procedures, partially offset by the successful commercial roll-out of our AccelStim Bone Healing Therapy in 2022
•
Spinal Implants net sales decreased $3.3 million or 3.9%, primarily due to a change in procedure mix in the U.S. for Spinal Fixation, lower-than-expected complex procedures case volumes earlier in the year, as well as global competitive headwinds in Motion Preservation
•
Biologics net sales increased $1.3 million or 3.2%, driven by successful new product introductions, such as FiberFuse and Virtuos

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

Three months ended September 30, 2022 compared to 2021

Net sales of $27.8 million, an increase of $1.5 million or 5.7%

•
Double-digit growth in the U.S. and internationally on a constant currency basis from strategic investments in our commercial channels and momentum from new product introductions
•
Partially offset by a decrease of $3.5 million due to movement in foreign currency exchange rates

Nine months ended September 30, 2022 compared to 2021

Net sales of $78.9 million, an increase of $2.6 million or 3.4%

•
Double-digit growth internationally on a constant currency basis paired with solid growth in the U.S. from strategic investments in our commercial channels and momentum from new product introductions
•
Partially offset by a decrease of $7.1 million due to movement in foreign currency exchange rates

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Net sales	$113,996	$112,428	1.4%	$338,484	$339,415	(0.3%)
Cost of sales	30,573	28,307	8.0%	90,491	81,660	10.8%
Gross profit	$83,423	$84,121	(0.8%)	$247,993	$257,755	(3.8%)
Gross margin	73.2%	74.8%	(1.6%)	73.3%	75.9%	-2.7%

Three months ended September 30, 2022 compared to 2021

Gross profit decreased $0.7 million

•
Decrease in gross profit driven primarily by increased inventory reserves related to set builds to support an expanding sales force and increased safety stock requirements driven by the risk of global supply chain disruption
•
Decrease also driven by unfavorable changes in shipping costs, increased manufacturing overhead costs, and unfavorable movements in foreign currency exchange rates
•
Partially offset by favorable changes in sales mix

Nine months ended September 30, 2022 compared to 2021

Gross profit decreased $9.8 million

•
Decrease in gross profit driven primarily by changes in our sales mix as well increased inventory reserves related to set builds for an expanding sales force and increased safety stock requirements driven by the risk of global supply chain disruption
•
Decrease also driven by unfavorable changes in shipping costs, increased manufacturing overhead costs, and unfavorable movements in foreign currency exchange rates

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$55,461	$56,097	(1.1%)	$169,486	$164,220	3.2%
As a percentage of net sales	48.7%	49.9%	(1.2%)	50.1%	48.4%	1.7%

Three months ended September 30, 2022 compared to 2021

Sales and marketing expense decreased $0.6 million

•
Decrease of $1.8 million attributable to differences in the timing of certain sales meetings and conferences in 2022 as compared to 2021
•
Partially offset by an increase of $0.9 million in commission expenses, largely resulting from changes in sales volume and sales mix

Nine months ended September 30, 2022 compared to 2021

Sales and marketing expense increased $5.3 million

•
Significant increases in travel, sales events, and surgeon and sales education trainings as in-person events have largely resumed in 2022
•
Significant increase also attributable to the hiring of additional sales and marketing headcount to support growth and initiatives across all product lines

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
General and administrative	$19,322	$16,312	18.5%	$54,496	$51,091	6.7%
As a percentage of net sales	16.9%	14.5%	2.4%	16.1%	15.1%	1.0%

Three months ended September 30, 2022 compared to 2021

General and administrative expense increased $3.0 million

•
Increase of $2.6 million on strategic investments, primarily attributable to due diligence and deal-related costs related to the pending merger with SeaSpine
•
Increase of $0.8 million in share-based compensation expenses as the tenure of our new management team increases
•
Partially offset by a decrease in other compensation costs, partly stemming from the departure of certain former executives and from macroeconomic pressures on certain variable compensation expenses

Nine months ended September 30, 2022 compared to 2021

General and administrative expense increased $3.4 million

•
Increase of $3.0 million on strategic investments, primarily attributable to due diligence and deal-related costs related to the pending merger with SeaSpine
•
Increase of $1.8 million in share-based compensation expenses as the tenure of our new management team increases
•
Partially offset by a decrease in other compensation costs, partly stemming from the departure of certain former executives and from macroeconomic pressures on certain variable compensation expenses

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Research and development	$11,943	$12,360	(3.4%)	$35,913	$36,378	(1.3%)
As a percentage of net sales	10.5%	11.0%	(0.5%)	10.6%	10.7%	(0.1%)

Three months ended September 30, 2022 compared to 2021

Research and development expense decreased $0.4 million

•
Decrease in integration activities attributable to certain recent asset acquisitions, as well as a decline in costs associated with certain clinical studies
•
Partially offset by an increase related to costs to comply with the European Union Medical Device Regulations and increases in new product development expenses

Nine months ended September 30, 2022 compared to 2021

Research and development expense decreased $0.5 million

•
Decrease of $0.8 million related to the attainment of a development milestone with MTF Biologics achieved in 2021 that did not recur in 2022
•
Decrease in integration activities attributable to certain recent asset acquisitions
•
Partially offset by an increase related to costs to comply with the European Union Medical Device Regulations and increases in new product development expenses

Acquisition-related Amortization and Remeasurement

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Acquisition-related amortization and remeasurement	$2,484	$(335)	(841.5%)	$(9,678)	$5,028	(292.5%)
As a percentage of net sales	2.2%	(0.3%)	2.5%	(2.9%)	1.4%	(4.3%)

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) remeasurement of any related contingent consideration arrangement, and (iii) recognized costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition.

Three months ended September 30, 2022 compared to 2021

Acquisition-related amortization and remeasurement increased $2.8 million

•
Increase of $1.4 million in costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition, related to our License and Distribution Agreement with CGBio Co., Ltd.
•
Increase of $1.3 million related to the remeasurement of potential revenue-based milestone payments associated with the Spinal Kinetics acquisition as we recorded a benefit of $1.0 million in 2022 compared to a benefit of $2.3 million in 2021

Nine months ended September 30, 2022 compared to 2021

Acquisition-related amortization and remeasurement decreased $14.7 million

•
Decrease of $15.2 million related to the remeasurement of potential revenue-based milestone payments associated with the Spinal Kinetics acquisition, as we do not expect to achieve the remaining revenue-based milestone prior to April 30, 2023, based on current net sales trends
•
Partially offset by an increase of $0.4 million associated with the reassessment of contingent consideration associated with the acquisition of a former distributor recognized in 2021

Non-operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$(277)	$(433)	(36.0%)	$(1,059)	$(1,400)	(24.4%)
Other expense, net	(3,308)	(1,789)	84.9%	(7,436)	(3,528)	110.8%

Three months ended September 30, 2022 compared to 2021

Other expense, net increased $1.5 million

•
Increase in expense primarily associated with movements in foreign currency exchange rates and the resulting gains and/or losses recorded in each period, with the change primarily attributable to the strengthening of the U.S. Dollar against the Euro in 2022

Nine months ended September 30, 2022 compared to 2021

Other expense, net increased $3.9 million

•
Increase in expense primarily associated with movements in foreign currency exchange rates and the resulting gains and/or losses recorded in each period, with the change primarily attributable to the strengthening of the U.S. Dollar against the Euro in 2022

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	% Change	2022	2021	% Change
Income tax expense	$1,344	$(364)	(469.2%)	$1,968	$1,677	17.4%
Effective tax rate	(14.3%)	14.4%	(28.7%)	(18.4%)	(43.1%)	24.7%

Three months ended September 30, 2022 compared to 2021

•
Increase in tax expense compared to the prior year period was primarily a result of changes in valuation allowances

Nine months ended September 30, 2022 compared to 2021

•
Increase in tax expense compared to the prior year period was primarily a result of changes in valuation allowances

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	2022	2021
Global Spine	$10,116	$13,908	$46,775	$44,835
Global Orthopedics	(473)	(196)	(5,991)	(650)
Corporate	(11,168)	(8,663)	(28,846)	(24,522)
Total EBITDA	$(1,525)	$5,049	$11,938	$19,663
Depreciation and amortization	(7,570)	(7,151)	(21,598)	(22,153)
Interest expense, net	(277)	(433)	(1,059)	(1,400)
Loss before income taxes	$(9,372)	$(2,535)	$(10,719)	$(3,890)

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2022, totaled $51.7 million compared to $87.8 million at December 31, 2021.

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	Change
Net cash from operating activities	$(13,886)	$6,696	$(20,582)
Net cash from investing activities	(18,634)	(14,031)	(4,603)
Net cash from financing activities	(1,576)	(5,673)	4,097
Effect of exchange rate changes on cash	(2,091)	(598)	(1,493)
Net change in cash and cash equivalents	$(36,187)	$(13,606)	$(22,581)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2022	2021	Change
Net cash from operating activities	$(13,886)	$6,696	$(20,582)
Capital expenditures	(17,260)	(12,781)	(4,479)
Free cash flow	$(31,146)	$(6,085)	$(25,061)

Operating Activities

Cash flows from operating activities decreased $20.6 million

•
Decrease in net income of $7.1 million
•
Net decrease of $13.6 million for non-cash gains and losses, largely related to changes in the fair value of contingent consideration
•
Net decrease of less than $0.1 million relating to changes in working capital accounts, primarily attributable to changes in inventories, accounts payable, prepaid expenses and other current assets, and the payment of a contingent consideration milestone in the prior year

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 61 days at September 30, 2022, compared to 56 days at September 30, 2021. Inventory turns decreased to 1.2 times as of September 30, 2022 compared to 1.3 times as of September 30, 2021.

Investing Activities

Cash flows from investing activities decreased $4.6 million

•
Decrease of $4.5 million associated with capital expenditures compared to the prior year period
•
Decrease of $1.5 million associated with the payment of a contingent consideration milestone related to an asset acquisition in 2022
•
Partially offset by an increase in other investing activities of $1.4 million

Financing Activities

Cash flows from financing activities increased $4.1 million

•
Increase of $8.4 million associated with cash paid in 2021 for the achievement of a revenue-based milestone associated with the Spinal Kinetics acquisition; the milestone payment totaled $15.0 million with a portion of the payment reflected in both operating and financing activities
•
Decrease in net proceeds of $3.1 million from the issuance of common shares, primarily related to the exercise of stock options in the prior year period
•
Decrease of $2.0 million related to the conclusion of the FITBONE Contract Manufacturing and Supply Agreement with Wittenstein
•
Increase of $0.9 million attributable to other financing activities

Credit Facilities

As of September 30, 2022, we had no borrowings outstanding under our secured revolving credit facility. In addition, we had no borrowings outstanding under our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.4 million). We were in compliance with all required financial covenants as of September 30, 2022.

Other

For information regarding contingencies, see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Merger Agreement with SeaSpine

On October 10, 2022, Orthofix Medical Inc. (“Orthofix”), through a wholly-owned subsidiary, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SeaSpine Holdings Corporation (“SeaSpine”). Pursuant to the Merger Agreement, and subject to approval of Orthofix stockholders and SeaSpine stockholders and the satisfaction or waiver of other specified closing conditions, the Orthofix and SeaSpine businesses will combine in an all-stock merger of equals. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company's wholly-owned subsidiary will merge with and into SeaSpine (the “Merger”), with SeaSpine continuing as a wholly-owned subsidiary of Orthofix following the transaction.

The transaction is expected to close in the first quarter of 2023, subject to approval by both companies’ shareholders and customary closing conditions and regulatory approvals. For additional discussion of this matter, see Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Spinal Kinetics Contingent Consideration

As part of the consideration for the Spinal Kinetics acquisition, we agreed to make contingent milestone payments of up to $60.0 million. One milestone payment, which was for $15.0 million, became due upon FDA approval of Spinal Kinetics’ M6-C artificial cervical disc, which was achieved and paid in 2019. A revenue-based milestone payment, totaling $15.0 million, was achieved and paid in 2021 upon meeting certain net sales targets.

The remaining milestone payment is a revenue-based milestone payment of $30.0 million in connection with future sales of the acquired artificial discs. The fair value of the contingent consideration arrangement was concluded to be zero as of September 30, 2022, as we do not expect to achieve the milestone prior to the deadline of April 30, 2023. For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Related Party Transaction

In February 2021, we entered into a technology assignment and royalty agreement with a medical device technology company partially owned and controlled by the wife of President and Chief Executive Officer, Jon Serbousek, whereby we acquired the intellectual property rights to certain assets for consideration of up to $10.0 million. Consideration was comprised of $1.0 million due at signing and $9.0 million in contingent consideration, dependent upon multiple milestones, such as receipt of 510(k) clearance or the attainment of certain net sales targets. None of the contingent consideration has been achieved as of September 30, 2022.

IGEA S.p.A Exclusive License and Distribution Agreement

In April 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, of which $0.5 million was paid in the second quarter of 2021, with certain payments contingent upon achieving an FDA milestone. We received FDA approval for the AccelStim device in May 2022, triggering an obligation to pay the remaining $3.5 million of consideration, of which $1.5 million was paid in the second quarter of 2022. Of the remaining $2.0 million obligation, $1.0 million is classified within other current liabilities, which is due to be paid on the first anniversary of FDA approval, and $1.0 million is classified within other long-term liabilities, which is due to be paid on the second anniversary of FDA approval. The License Agreement also includes certain minimum purchase requirements.

CGBio Co., Ltd. Exclusive License and Distribution Agreement

On July 30, 2022, we entered into a long-term strategic License and Distribution Agreement (the “Agreement”) with CGBio Co., Ltd. (“CGBio”), a developer of innovative, synthetic bone grafts. The agreement grants us the exclusive right to conduct pre-clinical and clinical studies, commercialize, promote, market, and sell the Novosis recombinant human bone morphogenetic protein-2 (rhBMP-2) bone growth materials and other future tissue regenerative solutions in the U.S. and Canada. As consideration, we paid CGBio an upfront payment of $1.4 million with additional payments contingent upon the achievement of specified development milestones.

Off-balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued or adopted accounting pronouncements. As of September 30, 2022, we do not expect any of the issued Accounting Standards Updates to materially affect our condensed consolidated financial statements upon adoption.

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

Constant Currency

Constant currency is calculated by using foreign currency rates from the comparable, prior-year period to present net sales at comparable rates. Constant currency can be presented for numerous GAAP measures, but is most commonly used by management to analyze net sales without the impact of changes in foreign currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Risks Related to the Pending Merger with SeaSpine

The merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger could have material adverse effects on Orthofix and SeaSpine.

The completion of the merger is subject to a number of conditions, including, among other things, the receipt of the Orthofix stockholder approval and the SeaSpine stockholder approval and receipt of certain regulatory approvals, which make the completion and timing of the merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the merger will be satisfied or waived or that the merger will be completed.

If the merger is not completed, each of Orthofix and SeaSpine may be materially adversely affected and, without realizing any of the benefits of having completed the merger, will be subject to a number of risks, including the following:

•
the market price of Orthofix common stock or SeaSpine common stock could decline;
•
Orthofix or SeaSpine could owe a substantial termination fee to the other party in specified circumstances;
•
if the merger agreement is terminated and the Orthofix Board or the SeaSpine Board seeks another business combination, Orthofix stockholders or SeaSpine stockholders, as applicable, cannot be certain that Orthofix or SeaSpine, as applicable, will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the merger agreement;
•
time and resources, financial and other, committed by Orthofix’s and SeaSpine’s management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities;
•
Orthofix or SeaSpine may experience negative reactions from the financial markets or from its customers, suppliers or employees; and
•
Orthofix and SeaSpine will each be required to pay its costs relating to the merger, such as legal, accounting, financial advisory and printing fees, whether or not the merger is completed (subject to certain exceptions).

In addition, if the merger is not completed, each of Orthofix and SeaSpine could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against such party to perform its obligations under the merger agreement. Any of these risks could materially and adversely impact Orthofix’s or SeaSpine’s ongoing business, financial condition, financial results and stock price.

Similarly, delays in the completion of the merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the merger and could materially and adversely impact Orthofix’s and SeaSpine’s ongoing business, financial condition, financial results and stock price following the completion of the merger.

The merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from several regulatory authorities that may impose conditions that could have an adverse effect on Orthofix, SeaSpine or the combined company or, if not obtained, could prevent completion of the merger.

Before the merger may be completed, any applicable waiting period (and any extension thereof) under the HSR Act relating to the completion of the merger must have expired or been terminated and any authorization or consent from a governmental authority required to be obtained with respect to the merger under certain other applicable foreign regulatory laws must have been obtained. In deciding whether to grant the required regulatory authorization or consent, the relevant governmental entities will consider the effect of the merger within their relevant jurisdiction, including, among other things, the impact on the parties’ respective customers and suppliers. The terms and conditions of the authorizations and consents that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the merger.

Under the merger agreement, Orthofix and SeaSpine have agreed to use their respective reasonable best efforts to obtain such authorizations and consents, and each of Orthofix and SeaSpine has agreed take all actions, and to do promptly, or cause to be done, and to assist and cooperate with each other in doing, all things necessary, proper or advisable under applicable laws to carry out the intent and purposes of the merger agreement and to consummate the transactions contemplated by the merger agreement. However, Orthofix’s and SeaSpine’s obligations to take such actions are subject to limitations, including that neither Orthofix nor SeaSpine will be required to divest, sell, dispose of, or license or agree to divest, sell, dispose of, or license any assets, businesses, rights or operations.

In addition, at any time before or after the completion of the merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. or foreign regulatory authorities or any state attorney general could take such action under antitrust or applicable foreign investment laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action challenging, seeking to enjoin, or seeking to impose conditions on the merger. Orthofix and SeaSpine may not prevail and may incur significant costs in defending or settling any such action.

There can be no assurance that the conditions to the completion of the merger set forth in the merger agreement relating to applicable regulatory laws will be satisfied.

The merger agreement contains provisions that limit Orthofix’s and SeaSpine’s ability to pursue alternatives to the merger, could discourage a potential competing transaction counterparty of Orthofix or SeaSpine from making a favorable alternative transaction proposal, and provide that, in specified circumstances, each of Orthofix and SeaSpine would be required to pay a termination fee.

The merger agreement contains provisions that make it more difficult for SeaSpine to sell its business to a party other than Orthofix, or for Orthofix to sell its business. These provisions include a general prohibition on each party soliciting any acquisition proposal. Further, there are only limited exceptions to each party’s agreement that its board of directors will not withdraw or modify in a manner adverse to the other party the recommendation of its board of directors in favor of the adoption of the merger agreement, in the case of SeaSpine, or the approval of the stock issuance, in the case of Orthofix, and the other party generally has a right to attempt to match any acquisition proposal that may be made. However, at any time prior to the adoption of the merger agreement by SeaSpine stockholders, in the case of SeaSpine, or the approval of the Orthofix share issuance proposal by Orthofix stockholders, in the case of Orthofix, such party’s board of directors is permitted to make an adverse recommendation change if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties under applicable law.

In some circumstances, upon termination of the merger agreement, SeaSpine would be required to pay a termination fee of approximately $10.6 million to Orthofix, and in some circumstances, upon termination of the merger agreement, Orthofix would be required to pay a termination fee of approximately $13.7 million to SeaSpine, each as contemplated by the merger agreement.

The parties believe these provisions are reasonable and not preclusive of other offers, but these restrictions might discourage a third party that has an interest in acquiring all or a significant part of either SeaSpine or Orthofix from considering or proposing an acquisition proposal, even if that party was prepared to pay consideration with a higher per-share value than the currently proposed merger consideration, in the case of SeaSpine, or that party was prepared to enter into an agreement that may be favorable to Orthofix or its stockholders, in the case of Orthofix. Furthermore, the termination fees described above may result in a potential competing acquirer proposing to pay a lower per-share price to acquire the applicable party than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by such party in certain circumstances.

The exchange ratio is fixed and will not be adjusted in the event of any change in either Orthofix’s or SeaSpine’s stock price.

Upon completion of the merger, each issued and outstanding share of SeaSpine common stock (other than excluded shares) will be converted into the right to receive the merger consideration, which is equal to 0.4163 fully paid and nonassessable shares of Orthofix common stock (and, if applicable, cash in lieu of fractional shares). This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either Orthofix common stock or SeaSpine common stock.

It is impossible to accurately predict the market price of Orthofix common stock at the completion of the merger and, therefore, impossible to accurately predict the market value of the shares of Orthofix common stock that SeaSpine stockholders will receive in the merger. The market price for Orthofix common stock may fluctuate both prior to the completion of the merger and thereafter for a variety of reasons, including, among others, general market and economic conditions, the demand for Orthofix’s or SeaSpine’s products and services, changes in laws and regulations, other changes in Orthofix’s and SeaSpine’s respective businesses, operations, prospects and financial results of operations, market assessments of the likelihood that the merger will be completed, and the expected timing of the merger. Many of these factors are beyond Orthofix’s and SeaSpine’s control. As a result, the market value represented by the exchange ratio will also vary.

Each party is subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect each party’s business and operations.

In connection with the pendency of the merger, it is possible that some customers, suppliers and other persons with whom Orthofix and/or SeaSpine has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Orthofix or SeaSpine, as the case may be, as a result of the merger or otherwise, which could negatively affect Orthofix’s or SeaSpine’s respective revenues, earnings and/or cash flows, as well as the market price of Orthofix common stock or SeaSpine common stock, regardless of whether the merger is completed.

Under the terms of the merger agreement, each of Orthofix and SeaSpine is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to modify or terminate contracts, acquire or dispose of assets, incur indebtedness, pay dividends, incur capital expenditures or settle claims. Such limitations could adversely affect each of Orthofix’s and SeaSpine’s business and operations prior to the completion of the merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the merger.

Completion of the merger may trigger change in control or other provisions in certain distributor, customer and other agreements to which Orthofix or SeaSpine is a party, which may have an adverse impact on the combined company’s business and results of operations following completion of the merger.

The completion of the merger may trigger change in control and other provisions in certain agreements to which Orthofix or SeaSpine is a party. If Orthofix or SeaSpine is unable to negotiate waivers of those provisions, counterparties may exercise their rights and remedies under the agreements, including terminating the agreements or seeking monetary damages or equitable remedies. Even if Orthofix and SeaSpine are able to negotiate consents or waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Orthofix or SeaSpine. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations following completion of the merger.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company following completion of the merger.

Orthofix and SeaSpine are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the completion of the merger will depend in part upon the ability of the combined company to retain certain key management personnel and employees of Orthofix and SeaSpine. Prior to the completion of the merger, current and prospective employees of Orthofix and SeaSpine may experience uncertainty about their roles following the completion of the transactions, which may have an adverse effect on the ability of each of Orthofix and SeaSpine to attract or retain key management and other key personnel. In addition, no assurance can be given that the combined company, after the completion of the merger, will be able to attract or retain key management personnel and other key employees to the same extent that Orthofix and SeaSpine have previously been able to attract or retain their own employees.

Orthofix’s executive officers and directors and SeaSpine’s executive officers and directors have interests in the merger that may be different from, or in addition to, Orthofix’s stockholders’ and SeaSpine’s stockholders’ interests.

When considering the recommendation of the Orthofix Board that Orthofix stockholders approve the Orthofix share issuance proposal and the recommendation of the SeaSpine Board that the SeaSpine stockholders approve the SeaSpine merger proposal, such stockholders should be aware that certain directors and executive officers of Orthofix and directors and executive officers of SeaSpine have certain interests in the merger that may be different from, or in addition to, the interests of such stockholders. The Orthofix Board was aware of the interests of Orthofix’s directors and executive officers, the SeaSpine Board was aware of the interests of SeaSpine’s directors and executive officers, and each board considered such interests, among other matters, when it approved the merger agreement and in making its recommendations to its stockholders. Additional interests of the executive officers of Orthofix in the merger include certain performance stock unit achievement rights and certain post separation cash severance and equity acceleration rights, in each as a result of the Orthofix Board’s determination to treat the transaction as a “Change in Control” under applicable agreements and equity plans. Additional interests of the directors include continued service on the board of the combined company or certain equity acceleration rights in the event that the director is not continuing. Additional interests of the directors and executive officers of SeaSpine in the merger include (i) the payment of certain severance and other benefits upon a qualifying termination of employment or service following the completion of the merger, (ii) continued employment or service on the board of the combined company and (iii) the continued provision of indemnification and insurance coverage for current and former directors and executive officers of SeaSpine in accordance with the merger agreement. As a result of these interests, these directors (as applicable) and executive officers might be more likely to support and to vote in favor of the proposals described in this joint proxy statement/prospectus than if they did not have these interests. Orthofix stockholders and SeaSpine stockholders should consider whether these interests might have influenced these directors (as applicable) and executive officers to recommend adopting the merger agreement.

Following the merger, the composition of the combined company board of directors will be different than the composition of the current Orthofix Board or the current SeaSpine Board.

The Orthofix Board currently consists of nine directors and the SeaSpine Board currently consists of nine directors. Upon completion of the merger, the board of directors of the combined company will consist of nine directors, including five directors designated by Orthofix and four directors designated by SeaSpine. This new composition of the board of directors of the combined company may affect the future decisions of the combined company.

Other Risk Factors

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

We have not made any repurchases of our common stock during the third quarter of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated as of October 10, 2022, by and among Orthofix Medical Inc., Orca Merger Sub Inc. and SeaSpine Holdings Corporation (filed as an exhibit to the Company’s Current Report on Form 8-K dated October 11, 2022 and incorporated herein by reference).

3.1	Amended and Restated Bylaws of Orthofix Medical Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K dated October 11, 2022 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: November 3, 2022	By:	/s/ JON SERBOUSEK
	Name:	Jon Serbousek
	Title:	President and Chief Executive Officer, Director

Date: November 3, 2022	By:	/s/ DOUG RICE
	Name:	Doug Rice
	Title:	Chief Financial Officer