Form 10-Q
period 2023-03-31
Orthofix Medical Inc.
filed 2023-05-09
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, 36,544,297 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	OFIX	Nasdaq Global Select Market

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts, and projections. All statements, other than statements of historical fact, contained in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or the negative version of those terms and other similar expressions. Forward-looking statements include, but are not limited to, statements about:

•
our future operations, sales, expenses, and financial performance;
•
the anticipated benefits of the recent merger with SeaSpine Holdings Corporation, including the anticipated synergies and cost-savings from the merger, and our ability to successfully integrate SeaSpine's business with ours;
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
•
our relationships with customers and distributors;
•
our manufacturing abilities and the performance of our suppliers;
•
our ability to achieve market penetration and the success of our expansion efforts;
•
anticipated trends and challenges in the markets in which we operate; and
•
the impact of investigations, claims, and litigation.

Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K"); Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 10-K; and elsewhere throughout the 2022 10-K, and in any other documents incorporated by reference. You should not place undue reliance on any forward-looking statements. Further, any forward-looking statement in this report speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. Except as required by law, we undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$49,968	$50,700
Accounts receivable, net of allowances of $6,691 and $6,419, respectively	113,313	82,857
Inventories	221,933	100,150
Prepaid expenses and other current assets	24,827	22,283
Total current assets	410,041	255,990
Property, plant, and equipment, net	136,818	58,229
Intangible assets, net	122,129	47,388
Goodwill	202,711	71,317
Other long-term assets	45,437	25,705
Total assets	$917,136	$458,629

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$45,875	$27,598
Current portion of finance lease liability	664	652
Other current liabilities	91,029	55,374
Total current liabilities	137,568	83,624
Long-term borrowings under credit facility	45,000	-
Long-term portion of finance lease liability	19,068	19,239
Other long-term liabilities	51,341	18,906
Total liabilities	252,977	121,769
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 50,000 shares authorized; 36,463 and 20,162 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,647	2,016
Additional paid-in capital	721,145	334,969
Retained earnings (accumulated deficit)	(59,687)	1,251
Accumulated other comprehensive loss	(946)	(1,376)
Total shareholders’ equity	664,159	336,860
Total liabilities and shareholders’ equity	$917,136	$458,629

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2023	2022
Net sales	$175,204	$106,418
Cost of sales	64,875	28,318
Gross profit	110,329	78,100
Sales and marketing	93,791	54,137
General and administrative	48,811	19,328
Research and development	23,307	11,212
Acquisition-related amortization and remeasurement (Note 12)	4,134	(3,499)
Operating loss	(59,714)	(3,078)
Interest expense, net	(1,289)	(375)
Other income (expense), net	676	(936)
Loss before income taxes	(60,327)	(4,389)
Income tax expense	(611)	(71)
Net loss	$(60,938)	$(4,460)

Net loss per common share:
Basic	$(1.71)	$(0.22)
Diluted	(1.71)	(0.22)
Weighted average number of common shares:
Basic	35,734	19,898
Diluted	35,734	19,898

Other comprehensive income (loss), before tax
Unrealized loss on debt securities	(63)	(674)
Currency translation adjustment	493	(488)
Other comprehensive income (loss), before tax	430	(1,162)
Income tax benefit (expense) related to other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	430	(1,162)
Comprehensive loss	$(60,508)	$(5,622)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2022	20,162	$2,016	$334,969	$1,251	$(1,376)	$336,860
Net loss	—	—	—	(60,938)	—	(60,938)
Other comprehensive income, net of tax	—	—	—	—	430	430
Share-based compensation expense	—	—	13,020	—	—	13,020
Common shares issued in connection with SeaSpine merger	16,047	1,605	375,140	—	—	376,745
Common shares issued, net	254	26	(1,984)	—	—	(1,958)
At March 31, 2023	36,463	$3,647	$721,145	$(59,687)	$(946)	$664,159

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2021	19,837	$1,983	$313,951	$21,000	—	$336,934
Net loss	—	—	—	(4,460)	—	(4,460)
Other comprehensive loss, net of tax	—	—	—	—	(1,162)	(1,162)
Share-based compensation expense	—	—	4,332	—	—	4,332
Common shares issued, net	5	1	(70)	—	—	(69)
At March 31, 2022	19,842	$1,984	$318,213	$16,540	$(1,162)	$335,575

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(60,938)	$(4,460)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	12,670	7,516
Inventory reserve expenses	7,412	2,332
Amortization of inventory fair value step up	11,636	—
Amortization of operating lease assets, debt costs, and other assets	1,696	798
Provision for expected credit losses	208	600
Deferred income taxes	379	(36)
Share-based compensation expense	13,020	4,332
Change in valuation of investment securities	(207)	(9)
Change in fair value of contingent consideration	—	(5,500)
Other	(383)	528
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	4,792	5,392
Inventories	(16,781)	(8,543)
Prepaid expenses and other current assets	2,225	(1,891)
Accounts payable	(3,560)	1,387
Other current liabilities	(5,842)	(6,993)
Contract liability	—	(3,395)
Other long-term assets and liabilities	(347)	233
Net cash from operating activities	(34,020)	(7,709)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(11,472)	(5,329)
Capital expenditures for intangible assets	(363)	(338)
Cash acquired in the SeaSpine merger	29,419	—
Other investing activities	(500)	—
Net cash from investing activities	17,084	(5,667)
Cash flows from financing activities
Proceeds from issuance of common shares	—	—
Payments related to withholdings for share-based compensation	(1,958)	(69)
Payments related to finance lease obligation	(160)	(2,141)
Borrowings under credit facility	45,000	—
Payment of debt acquired from SeaSpine merger	(26,899)	—
Other financing activities	—	(23)
Net cash from financing activities	15,983	(2,233)
Effect of exchange rate changes on cash	221	(321)
Net change in cash and cash equivalents	(732)	(15,930)
Cash and cash equivalents at the beginning of period	50,700	87,847
Cash and cash equivalents at the end of period	$49,968	$71,917

Noncash investing activities - Purchase of intangible assets	$—	$2,000

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and basis of presentation

Description of the Business

Orthofix Medical Inc. (“Orthofix”) and its subsidiaries (the "Company"), following its recent merger with SeaSpine Holdings Corporation ("SeaSpine"), is a leading global spine and orthopedics company with a comprehensive portfolio of biologics, innovative spinal hardware, bone growth therapies, specialized orthopedic solutions, and a leading surgical navigation system. The Company's products are distributed in approximately 68 countries worldwide.

The Company is headquartered in Lewisville, Texas, and has primary offices in Carlsbad, California, with a focus on spinal product innovation and surgeon education, and in Verona, Italy, with an emphasis on product innovation, production, and medical education for orthopedics. The combined Company's global research and development, commercial and manufacturing footprint also includes facilities and offices in Irvine, California, Toronto, Canada, Sunnyvale, California, Wayne, Pennsylvania, Olive Branch, Mississippi, Maidenhead, United Kingdom, Munich, Germany, Paris, France, and Sao Paulo, Brazil.

The merger with SeaSpine was completed on January 5, 2023, with SeaSpine continuing as a wholly-owned subsidiary of Orthofix following the transaction. For additional discussion of the merger with SeaSpine, see Note 3. The shares of common stock of Orthofix, as the corporate parent entity in the combined company structure, continue to trade on NASDAQ under the symbol "OFIX". The combined company will be renamed at a later date and until then will continue to be known as Orthofix Medical Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2023.

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

Changes in Presentation of Consolidated Financial Statements

Certain prior year balances have been reclassified in the Condensed Consolidated Financial Statements to conform to current period presentation.

2. Recently adopted accounting standards, recently issued accounting pronouncements

Adoption of Accounting Standards Update (“ASU”) 2021-08— Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, which aims to address diversity in practice and inconsistency related to the accounting for acquired revenue contracts with customers in a business combination. The amendments require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company adopted this standard effective January 1, 2023, on a prospective basis. Adoption of this standard resulted in the recognition of $2.2 million in contract liabilities associated with acquired revenue contracts as a result of the Company’s merger with SeaSpine, which closed on January 5, 2023.

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

3. Merger and acquisitions

Merger with SeaSpine

On January 5, 2023, the Company and SeaSpine completed an all-stock merger of equals (the "Merger") to create a leading global spine and orthopedics company with highly complementary portfolios of biologics, innovative spinal hardware, bone growth therapies, specialized orthopedic solutions, and a leading surgical navigation system. As a result of the Merger, each share of SeaSpine common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.4163 shares of Orthofix common stock.

The Merger is being accounted for as an acquisition of SeaSpine by Orthofix under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. Thus, Orthofix is treated as the acquirer for accounting purposes. In identifying the acquirer, Orthofix and SeaSpine considered the structure of the transaction and other actions contemplated by the merger agreement (the “Merger Agreement”), relative outstanding share ownership, and market values, the composition of the combined company's board of directors, and the relative size of Orthofix and SeaSpine. Under the acquisition method of accounting, the assets and liabilities of SeaSpine and its subsidiaries have been recorded at their respective fair values as of the date of completion of the Merger.

The total estimated fair value of consideration associated with the Merger as of the acquisition date was comprised of:

(Unaudited, U.S. Dollars, in thousands, except shares and price per share)
Share Consideration:
Orthofix common shares to be issued in exchange for SeaSpine common shares	16,047,315
Orthofix closing price per share as of January 4, 2023	$22.76
Estimated fair value of shares issued in exchange for SeaSpine common shares	$365,237
Estimated fair value of Orthofix stock options and RSUs issued in exchange for outstanding SeaSpine equity awards	$11,508
Total estimated fair value of consideration	$376,745

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date using Level 3 inputs. A final determination of the allocation of the purchase price to assets acquired and liabilities assumed has not been made and the following should be considered preliminary. Adjustments to the preliminary purchase price allocation could be material. The final determination is subject to completion of the Company's valuation of the assets acquired and liabilities assumed, including contingent liabilities and deferred income taxes, which it expects to complete within one year of the acquisition date.

(Unaudited, U.S. Dollars, in thousands, except shares and price per share)	As of January 5, 2023	Assigned Useful Life
Assets acquired:
Current assets
Cash and cash equivalents	$29,419
Accounts receivable, net	35,313
Inventories	129,610
Prepaid expenses and other current assets	4,600
Total current assets	198,942
Property, plant, and equipment, net	68,911
Customer relationships	27,100	13 years
Developed technology	45,400	6 - 8 years
In-process research and development ("IPR&D")	5,600	Indefinite
Other long-term assets	20,472
Total identifiable assets acquired	$366,425

Liabilities assumed:
Current liabilities
Accounts payable	$21,602
Other current liabilities	41,224
Total current liabilities	62,826
Long-term borrowings under SeaSpine credit facility	26,298
Other long-term liabilities	31,950
Total liabilities assumed	121,074
Net identifiable assets acquired	$245,351
Total fair value of consideration transferred	376,745
Residual goodwill	$131,394

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired in the Merger. As a result, the Company recorded goodwill totaling $131.4 million, which was assigned to the Global Spine reporting segment. Specifically, the goodwill includes the assembled workforce and synergies associated with the combined entity. The goodwill is not deductible for tax purposes.

The IPR&D intangible assets are considered an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition, these assets are not amortized but, instead, are subject to impairment assessment. Upon completion of each IPR&D project, the Company will determine the useful life of the asset and begin amortization.

The Company recognized $6.5 million in acquisition-related costs that were expensed during the three months ended March 31, 2023. These costs are included in the condensed consolidated statements of operations and comprehensive income (loss), primarily within general and administrative expenses. The Company's results of operations included $60.9 million of net sales from SeaSpine and a net loss attributable to SeaSpine of $27.9 million for the period from January 5 through March 31, 2023.

Pro Forma Financial Information

Due to the Merger closing on January 5, 2023, all SeaSpine financial results in the first quarter of 2023, except for the first four days of January, is included in Orthofix's condensed consolidated statement of operations and comprehensive income (loss). The following unaudited pro forma financial information for the three months ended March 31, 2022, is based on our historical condensed consolidated financial statements adjusted to reflect as if the Merger closed as of January 1, 2022. The unaudited pro-forma information makes certain adjustments to depreciation and amortization expense to reflect the fair value recognized in the purchase price allocation and removes one-time transaction-related costs. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if Merger closed as of January 1, 2022.

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, except per share data)	2023	2022
Net sales	$175.2 million	$157.1 million
Net loss	($45.2) million	($42.6) million

Integration and Restructuring Activities

The Company has incurred significant integration and restructuring costs in connection with the Merger. The following table summarizes integration costs incurred for the three months ended March 31, 2023, and 2022, respectively.

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in millions)	2023	2022
Compensation-related integration costs	10.3	$—
Fee paid to financial advisor to the Merger	5.5	—
Professional fees / consulting fees	4.2	—
Product rationalization charges	0.7	—
Other costs to complete	1.6	—
Total	22.3	$—

In the first quarter of 2023, the Company approved and initiated certain restructuring activities to streamline costs and to better align talent with operational needs following the consummation of the Merger. The Company expects to incur total pre-tax expense of approximately $16.9 million associated with the restructuring activities, which will be recognized within operating expenses. The table below provides a summary of restructuring costs incurred during the quarter and the resulting liability as of March 31, 2023, which is recognized within other current liabilities:

(Unaudited, U.S. Dollars, in millions)	Balance as of December 31, 2022	Charges Incurred	Payments Made	Balance as of March 31, 2023
Severance costs	$—	$8.6	$(1.0)	$7.6
Retention costs	—	1.3	—	1.3
Payroll taxes	—	0.3	—	0.3
Total	$—	$10.2	$(1.0)	$9.2

4. Inventories

Inventories were as follows:

(Unaudited, U.S. Dollars, in thousands)	March 31, 2023	December 31, 2022
Raw materials	$23,143	$17,035
Work-in-process	58,472	19,243
Finished products	140,318	63,872
Inventories	$221,933	$100,150

5. Leases

A summary of the Company’s lease portfolio as of March 31, 2023, and December 31, 2022, is presented in the table below:

(Unaudited, U.S. Dollars, in thousands)	Classification	March 31, 2023	December 31, 2022
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$21,280	$6,788
Finance leases	Property, plant and equipment, net	17,106	17,360
Total ROU assets		$38,386	$24,148

Lease Liabilities
Current
Operating leases	Other current liabilities	$3,241	$1,638
Finance leases	Current portion of finance lease liability	664	652
Long-term
Operating leases	Other long-term liabilities	18,525	5,376
Finance leases	Long-term portion of finance lease liability	19,068	19,239
Total lease liabilities		$41,498	$26,905

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,674	$1,068
Operating cash flows from finance leases	214	222
Financing cash flows from finance leases	160	2,141
ROU assets obtained in exchange for lease obligations
Operating leases	15,316	4,470
Finance leases	—	—

6. Long-term debt

In connection with the closing of the Merger, on January 5, 2023, the Company terminated SeaSpine's credit facility and all applicable commitments with Wells Fargo Bank, National Association and paid an aggregate amount of $26.9 million reflecting all of the outstanding obligations in respect of principal, interest, and fees, including a $0.6 million prepayment premium.

On January 3, 2023, the Company borrowed $30.0 million under its $300.0 million secured revolving credit facility for working capital purposes, including to fund certain Merger-related expenses. An additional $15.0 million was borrowed on March 3, 2023. Therefore, as of March 31, 2023, the Company had $45.0 million in principal amount of borrowings outstanding under the secured revolving credit facility and was in compliance with all required financial covenants. The effective interest rate on amounts borrowed was 6.1%, with interest accrued of $0.5 million as of March 31, 2023, within other current liabilities.

The Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.0 million) as of March 31, 2023.

7. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	March 31, 2023				December 31, 2022
(Unaudited, U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical convertible loan agreements	$—	$—	$7,180	$7,180	$7,140
Neo Medical preferred equity securities	—	6,084	—	6,084	6,084
Bone Biologics equity securities	—	—	—	—	—
Other investments	—	—	1,829	1,829	1,726
Total	$—	$6,084	$9,009	$15,093	$14,950
Liabilities
Lattus contingent consideration	$—	$—	(11,500)	$(11,500)	$—
Spinal Kinetics contingent consideration	—	—	—	—	—
Deferred compensation plan	—	(1,415)	—	(1,415)	(1,515)
Total	$—	$(1,415)	$(11,500)	$(12,915)	$(1,515)

Neo Medical Convertible Loan Agreements and Equity Investment

In October 2020, the Company purchased preferred equity securities of Neo Medical SA, a privately held Swiss-based company developing a new generation of products for spinal surgery ("Neo Medical"), for consideration of $5.0 million. The Company also entered into a Convertible Loan Agreement pursuant to which the Company loaned Neo Medical CHF 4.6 million, or $5.0 million at the date of issuance (the “Convertible Loan”). In October 2021, the Company entered into a second Convertible Loan Agreement (the “Second Convertible Loan” and together with the Convertible Loan, the “Neo Medical Convertible Loans”), pursuant to which the Company loaned Neo Medical an additional CHF 0.6 million, or $0.7 million as of the date of issuance.

The equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Fair value of Neo Medical preferred equity securities at January 1	$6,084	$5,413
Conversion of loan into preferred equity securities	—	671
Fair value of Neo Medical preferred equity securities at March 31	6,084	6,084
Cumulative unrealized gain on Neo Medical preferred equity securities	413	413

The Company elected to convert the Second Convertible Loan into shares of Neo Medical’s preferred equity securities in January 2022. The Convertible Loan is recorded in other long-term assets as an available for sale debt security as of March 31, 2023. The fair value of the Convertible Loan is based upon significant unobservable inputs, including the use of option-pricing models, Monte Carlo simulations for certain periods, and a probability-weighted discounted cash flow model, requiring the Company to develop its own assumptions. Therefore, the Company categorized these investments as Level 3 financial assets.

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of a credit loss. As of March 31, 2023, the Company has not recognized any credit loss related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loans, measured at fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Fair value of Neo Medical Convertible Loans at January 1	$7,140	$7,148
Interest recognized in interest income, net	116	112
Foreign currency remeasurement recognized in other expense, net	61	(69)
Unrealized loss recognized in other comprehensive loss	(137)	(740)
Conversion of Second Convertible Loan into preferred equity securities	—	(671)
Fair value of Neo Medical Convertible Loans at March 31	7,180	5,780
Amortized cost basis of Neo Medical Convertible Loans at March 31	6,084	5,581

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of March 31, 2023:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of March 31, 2023	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$7,180	Cost of equity discount rate	18.0%
		Estimated equity volatility	77.5%

Bone Biologics Equity Securities

Until August 2022, the Company held an investment in common stock of Bone Biologics Inc. (“Bone Biologics”, NASDAQ: BBLG), a developer of orthobiologic products. The Company disposed of its remaining holdings in Bone Biologics equity securities during the third quarter of 2022.

Other Investments

Other investments represent assets and investments recorded at fair value that are not deemed to be material for disclosure on an individual basis. The fair value of these assets is based upon significant unobservable inputs, such as probability-weighted discounted cash flow models, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets. As of March 31, 2023, this balance was classified within other long-term assets.

Spinal Kinetics Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The estimated fair value of the remaining Spinal Kinetics contingent consideration, attributable to a revenue-based milestone, was concluded to be zero as of March 31, 2023, as the Company did not achieve the milestone prior to April 30, 2023, the end of the measurement period for achieving such milestone.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Spinal Kinetics contingent consideration estimated fair value at January 1	$—	$17,200
Decrease in fair value recognized in acquisition-related amortization and remeasurement	—	(5,500)
Spinal Kinetics contingent consideration estimated fair value at March 31	$—	$11,700

Lattus Contingent Consideration

In connection with the Merger, the Company assumed a contingent consideration obligation under a purchase agreement between SeaSpine and Lattus Spine LLC ("Lattus") executed in December 2022. Under the terms of the agreement, the Company may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products").

The estimated fair value of the Lattus contingent consideration as of the closing of the Merger, January 5, 2023, was $11.5 million. The estimated fair value of the Lattus contingent consideration is determined using a probability-weighted discounted cash flow model and significant inputs which are not observable in the market. The significant inputs include assumptions related to the timing and probability of the product launch dates, estimated future sales of the products, estimated commission rates, discount rates matched to the timing of payments, and probability of success rates. The Company determined that the estimated fair value of the

Lattus contingent consideration as of March 31, 2023, also approximated the fair value of the contingent liability as of the closing of the Merger.

8. Commitments and Contingencies

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase. Under these agreements, the purchase price would be paid in shares of the Company's common stock. Based on the closing price of the Company's common stock as of March 31, 2023, assuming the options under all the relevant agreements were exercised, the estimated total shares the Company would issue under these agreements was 1.3 million shares.

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

The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded an expense of $0.3 million and $0.3 million for the quarter ended March 31, 2023, and March 31, 2022, respectively. As of March 31, 2023, the Company has accrued $6.3 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

9. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loans	Other Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(2,482)	$1,005	$101	$(1,376)
Other comprehensive income (loss)	493	(137)	74	430
Income taxes	—	—	—	—
Balance at March 31, 2023	$(1,989)	$868	$175	$(946)

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments, which consist of Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are three product categories: Bone Growth Therapies, Spinal Implants and Enabling Technologies, and Biologics.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Bone Growth Therapies	$47,714	$41,948	13.7%
Spinal Implants and Enabling Technologies	60,862	26,615	128.7%
Biologics	40,630	14,092	188.3%
Global Spine	149,206	82,655	80.5%
Global Orthopedics	25,998	23,763	9.4%
Net sales	$175,204	$106,418	64.6%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Product sales	$162,248	$92,608
Marketing service fees	12,956	13,810
Net sales	$175,204	$106,418

Product sales primarily consist of the sale of bone growth therapies devices, spinal implants and enabling technologies products, and orthopedics products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues and relate solely to the Global Spine reporting segment. We partner with MTF Biologics to provide certain allograft solutions (HCT/Ps) for various spine, orthopedic and other bone repair needs, with this partnership allowing us to exclusively market certain biologic offerings.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Allowance for expected credit losses beginning balance	$6,419	$4,944
Addition resulting from the Merger with SeaSpine	137	-
Current period provision for expected credit losses	208	600
Write-offs charged against the allowance and other	(126)	(104)
Effect of changes in foreign exchange rates	53	(51)
Allowance for expected credit losses ending balance	$6,691	$5,389

11. Business segment information

The Company has two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization and excludes the impact of share-based compensation, gains and losses related to foreign currency translation, charges related to strategic investments, acquisition-related fair value adjustments, amortization of acquired intangibles, gains or losses recognized on disposition of investment securities, legal judgments and settlements, charges related to compliance with regulations set forth by the European Union Medical Device Regulation, and long-term income tax rate adjustment. Corporate activities comprise operating expenses and activities not directly identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The table below presents adjusted EBITDA by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Adjusted EBITDA by reporting segment
Global Spine	14,981	14,033
Global Orthopedics	44	(804)
Corporate	(11,821)	(6,120)
Consolidated adjusted EBITDA	$3,204	$7,109

Reconciling items:
Interest expense, net	1,289	375
Depreciation and amortization	12,670	7,516
Share-based compensation expense	13,020	4,332
Foreign exchange impact	(583)	1,242
SeaSpine merger-related costs	20,740	—
Strategic investments	661	970
Acquisition-related fair value adjustments	11,636	(5,500)
Legal judgments/settlements	469	193
Medical device regulation	3,629	1,952
Business interruption - COVID-19	—	343
All other	—	75
Loss before income taxes	$(60,327)	$(4,389)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Global Spine
U.S.	$139,457	$77,066
International	9,749	5,589
Total Global Spine	149,206	82,655

Global Orthopedics
U.S.	6,636	5,327
International	19,362	18,436
Total Global Orthopedics	25,998	23,763

Consolidated
U.S.	146,093	82,393
International	29,111	24,025
Net sales	$175,204	$106,418

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) remeasurement of any related contingent consideration arrangements, and (iii) costs associated with acquired IPR&D assets, which are recognized immediately upon acquisition. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Amortization of acquired intangibles	$4,134	$2,001
Changes in fair value of contingent consideration	—	(5,500)
Acquired IPR&D	—	—
Total	$4,134	$(3,499)

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Cost of sales	$471	$211
Sales and marketing	2,249	981
General and administrative	9,104	3,218
Research and development	1,196	(78)
Total	$13,020	$4,332

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Stock options	$2,756	$359
Time-based restricted stock awards and units	9,846	2,170
Market-based / performance-based restricted stock units	—	1,444
Stock purchase plan	418	359
Total	$13,020	$4,332

Pursuant to the Merger Agreement, the equity awards of SeaSpine (including stock options and restricted stock units) outstanding as of immediately prior to the closing of the Merger were converted into equity awards denominated in shares of Orthofix common stock. The Company issued options to purchase 1,889,812 shares of Orthofix common stock and 490,338 shares of time-based vesting restricted stock in connection with the conversion of such awards. The estimated fair value of the portion of the SeaSpine equity awards for which the required service period had been completed at the time of the closing of the Merger was treated as purchase consideration. The remaining estimated fair value is recorded as compensation expense over the remainder of the service period associated with the awards.

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefitted by the Company’s U.S. operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three months ended March 31, 2023. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended March 31, 2023 and 2022, the effective tax rate was (1.0%) and (1.6%), respectively. The primary factors affecting the Company’s effective tax rate for the three months ended March 31, 2023, were certain losses not benefitted.

15. Earnings per share (“EPS”)

For the three months ended March 31, 2023, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended March 31,
(Unaudited, In thousands)	2023	2022
Weighted average common shares-basic	35,734	19,898
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—
Unvested restricted stock units	—	—
Weighted average common shares-diluted	35,734	19,898

There were 7.2 million and 2.5 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the three months ended March 31, 2023 and 2022, respectively, because inclusion of these awards was anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Orthofix Medical Inc.’s (sometimes referred to as “we,” “us” or “our”) financial condition and results of operations should be read in conjunction with the discussion under the heading “Forward-Looking Statements” and our condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q.

Executive Summary

Following our recent merger (the “Merger”) with SeaSpine Holdings Corporation ("SeaSpine"), the newly merged Orthofix-SeaSpine organization is a leading global spine and orthopedics company with a comprehensive portfolio of biologics, innovative spinal hardware, bone growth therapies, specialized orthopedic solutions, and a leading surgical navigation system. Headquartered in Lewisville, Texas, our spine and orthopedic products are distributed in approximately 68 countries via our sales representatives and distributors. For more information, please visit www.Orthofix.com. Information included on our website is not incorporated into, or otherwise creates a part of, this report.

Notable financial metrics in the first quarter of 2023 and recent achievements include the following:

•
Net sales of $175.2 million, an increase of 65% on a reported basis and 66% on a constant currency basis over prior year
•
Global Spine net sales growth of 81% on both a reported basis and constant currency basis, driven largely by the Merger, coupled with organic growth from our Bone Growth Therapies and Spinal Implants product categories
•
Global Orthopedics net sales growth of 9% on a reported basis and 14% on a constant currency basis, with growth observed in both the U.S. and international markets
•
Announced the full commercial launch of the Lattus Lateral Access System and the Fathom Pedicle-Based Retractor System, which addresses an estimated $1.8 billion market related to minimally invasive spine procedures

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended March 31,
(Unaudited)	2023 (%)	2022 (%)
Net sales	100.0	100.0
Cost of sales	37.0	26.6
Gross profit	63.0	73.4
Sales and marketing	53.5	50.9
General and administrative	27.9	18.2
Research and development	13.3	10.5
Acquisition-related amortization and remeasurement	2.4	(3.3)
Operating income (loss)	(34.1)	(2.9)
Net loss	(34.8)	(4.2)

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended March 31,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Reported	Constant Currency
Bone Growth Therapies	$47,714	$41,948	13.7%	13.7%
Spinal Implants and Enabling Technologies	60,862	26,615	128.7%	129.1%
Biologics	40,630	14,092	188.3%	188.2%
Global Spine	149,206	82,655	80.5%	80.6%
Global Orthopedics	25,998	23,763	9.4%	13.6%
Net sales	$175,204	$106,418	64.6%	65.7%

Global Spine

Global Spine offers the following product categories:

-
Bone Growth Therapies, which manufactures, distributes, sells, and provides support services for market leading devices used adjunctively in high risk spinal fusion procedures and to treat both non-union and acute fractures in the orthopedic space. Bone Growth Therapies uses distributors and a direct sales channel to sell its devices and provide associated support services to hospitals, healthcare providers, and patients.
-
Spinal Implants and Enabling Technologies, which designs, develops, and markets a broad portfolio of spine fixation and motion preservation implant products used in surgical procedures of the spine. The portfolio also consists of image-guided surgical solutions to facilitate degenerative, minimally invasive, and complex surgical procedures. Spinal Implants and Enabling Technologies distributes its products globally through a network of distributors and sales representatives to sell spine products to hospitals and healthcare providers.
-
Biologics, which provides a portfolio of advanced and traditional bone graft substitutes designed to improve bone fusion rates following a wide range of orthopedic surgeries, including spine, hip, and extremities procedures. Biologics markets its tissues to hospitals and healthcare providers, primarily in the U.S., through a network of employed and independent sales representatives.

Three months ended March 31, 2023 compared to 2022

Net sales of $149.2 million, an increase of $66.6 million or 80.5%

•
Bone Growth Therapies net sales increased $5.8 million or 13.7%, largely driven by an increase in complex spine procedures, which are typically paired within our CervicalStim and SpinalStim devices, and growth in our fracture sales channel as a result of investments made in the commercial channel in the prior year, as well as the launch of AccelStim for the healing fresh and non-union fractures
•
Spinal Implants and Enabling Technologies net sales increased $34.2 million or 128.7%, primarily due to the contribution of SeaSpine net sales in the first quarter of 2023 in addition to growth driven by the onboarding of new, high-volume distribution partners along with multiple new product launches
•
Biologics net sales increased $26.5 million or 188.3%, largely driven by the contribution of SeaSpine net sales in the first quarter of 2023 in addition to growth driven by the onboarding of new distribution partners in the U.S. as we are now able to provide one of the most comprehensive biologics portfolios in both the demineralized bone matrix and cellular allograft product categories as a result of the Merger

Global Orthopedics

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

Three months ended March 31, 2023 compared to 2022

Net sales of $26.0 million, an increase of $2.2 million or 9.4%

•
Double-digit growth in the U.S. and internationally, on a constant currency basis, largely as a result of investments made in new product launches and commercial execution within our U.S. sales channel and from an increase in international stocking distributor orders
•
Partially offset by a decrease of $1.0 million due to movement in foreign currency exchange rates

Gross Profit

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change
Net sales	$175,204	$106,418	64.6%
Cost of sales	64,875	28,318	129.1%
Gross profit	$110,329	$78,100	41.3%
Gross margin	63.0%	73.4%	(10.4%)

Three months ended March 31, 2023 compared to 2022

Gross profit increased $32.2 million

•
Gross profit largely increased due to the contribution of SeaSpine results in the first quarter of 2023, as SeaSpine contributed approximately $60.9 million net sales
•
Partially offset by $11.6 million in amortization of the inventory fair value step up at acquisition, which is being recognized over the expected sales cycles of the acquired inventory
•
Further offset by approximately $0.7 million in inventory-related charges as a result of product rationalization decisions that have been made related to the Merger

Sales and Marketing Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2023	2022	% Change
Sales and marketing	$93,791	$54,137	73.2%
As a percentage of net sales	53.5%	50.9%	2.6%

Three months ended March 31, 2023 compared to 2022

Sales and marketing expense increased $39.7 million

•
Increase largely due to the contribution of SeaSpine results in the first quarter of 2023 and the overall increase in net sales as compared to the prior year period, which resulted in increased variable expenses, such as commissions and bonus expenses associated with the achievement of sales objectives
•
Included within sales and marketing expenses for the first quarter of 2023 are integration-related expenses of $1.9 million, which are mainly comprised of severance and retention costs

General and Administrative Expense

	Three Months Ended March 31,
(U.S. Dollars, in thousands)	2023	2022	% Change
General and administrative	$48,811	$19,328	152.5%
As a percentage of net sales	27.9%	18.2%	9.7%

Three months ended March 31, 2023 compared to 2022

General and administrative expense increased $29.5 million

•
Increase largely due to the contribution of SeaSpine results in the first quarter of 2023 and resulting integration costs incurred as a result of the Merger
•
Included within general and administrative expenses for the first quarter of 2023 are merger and integration-related expenses of $17.3 million, which are mainly comprised of (i) professional fees totaling $9.8 million, inclusive of a $5.5 million payment to Orthofix's financial advisor for the Merger upon closing of the transaction, and (ii) severance and retention costs totaling $7.0 million
•
Increase also driven by $5.9 million in higher share-based compensation expense as a result of a larger employee base post-Merger and from accelerated vesting of certain equity-based awards as a result of the Merger

Research and Development Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change
Research and development	$23,307	$11,212	107.9%
As a percentage of net sales	13.3%	10.5%	2.8%

Three months ended March 31, 2023 compared to 2022

Research and development expense increased $12.1 million

•
Increase largely due to the contribution of SeaSpine results in the first quarter of 2023 and resulting integration costs incurred as a result of the Merger
•
Included within research and development expenses for the first quarter of 2023 are merger and integration-related expenses of $1.6 million, which are mainly comprised of severance and retention costs
•
Increase of $1.0 million related to our European Union medical device regulation implementation efforts
•
Increase of $0.8 million related to the attainment of a development milestone with MTF Biologics achieved in the first quarter of 2023

Acquisition-related Amortization and Remeasurement

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change
Acquisition-related amortization and remeasurement	$4,134	$(3,499)	(218.1%)
As a percentage of net sales	2.4%	(3.3%)	5.7%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) remeasurement of any related contingent consideration arrangement, and (iii) costs associated with acquired in-process research and development assets, which are recognized immediately upon acquisition.

Three months ended March 31, 2023 compared to 2022

Acquisition-related amortization and remeasurement increased $7.6 million

•
Increase of $5.5 million related to a benefit recognized in the first quarter of 2022 from the remeasurement of potential revenue-based milestone payments associated with the Spinal Kinetics acquisition; we did not achieve the remaining milestone prior to April 30, 2023, the end of the measurement period for achieving such milestone
•
Increase in amortization expense of $2.1 million during the first quarter of 2023 associated with intangible assets recognized as a result of the Merger

Non-operating Income and Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change
Interest expense, net	$(1,289)	$(375)	243.7%
Other expense, net	676	(936)	(172.2%)

Three months ended March 31, 2023 compared to 2022

Interest expense, net increased $0.9 million

•
Increase of $0.6 million attributable to an early termination prepayment penalty associated with the payoff of the assumed indebtedness of SeaSpine as of the close of the Merger
•
Increase of $0.5 million attributable to an increase in borrowings outstanding on our secured revolving credit facility in the first quarter of 2023 as no such balance was outstanding in the prior year

Three months ended March 31, 2023 compared to 2022

Other income (expense), net increased $1.6 million

•
Increase of $1.8 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $0.6 million in 2023 compared to a loss of $1.2 million in 2022

Income Taxes

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change
Income tax expense	$611	$71	760.6%
Effective tax rate	(1.0%)	(1.6%)	0.6%

Three months ended March 31, 2023 compared to 2022

•
The increase in tax expense compared to the prior year period was primarily a result of changes in valuation allowances
•
The primary factors affecting our tax expense for the first quarter of 2023 were financial statement losses not benefitted

Segment Review

Our business is managed through two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the business by segment is adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) (which is described further in Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein). The following table presents adjusted EBITDA by segment and reconciles consolidated adjusted EBITDA to loss before income taxes:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Adjusted EBITDA by reporting segment
Global Spine	14,981	14,033
Global Orthopedics	44	(804)
Corporate	(11,821)	(6,120)
Consolidated adjusted EBITDA	$3,204	$7,109

Reconciling items:
Interest expense, net	1,289	375
Depreciation and amortization	12,670	7,516
Share-based compensation expense	13,020	4,332
Foreign exchange impact	(583)	1,242
SeaSpine merger-related costs	20,740	—
Strategic investments	661	970
Acquisition-related fair value adjustments	11,636	(5,500)
Legal judgments/settlements	469	193
Medical device regulation	3,629	1,952
Business interruption - COVID-19	—	343
All other	—	75
Loss before income taxes	$(60,327)	$(4,389)

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2023, totaled $50.0 million compared to $50.7 million at December 31, 2022.

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Net cash from operating activities	$(34,020)	$(7,709)	$(26,311)
Net cash from investing activities	17,084	(5,667)	22,751
Net cash from financing activities	15,983	(2,233)	18,216
Effect of exchange rate changes on cash	221	(321)	542
Net change in cash and cash equivalents	$(732)	$(15,930)	$15,198

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Net cash from operating activities	$(34,020)	$(7,709)	$(26,311)
Capital expenditures	(11,835)	(5,667)	(6,168)
Free cash flow	$(45,855)	$(13,376)	$(32,479)

Operating Activities

Cash flows from operating activities decreased $26.3 million

•
Unfavorable change in net loss of $56.5 million
•
Favorable change of $35.9 million associated with non-cash gains and losses, largely related the amortization of the inventory fair value step up at acquisition, share-based compensation expense, changes in fair value of contingent consideration, inventory reserve expenses, depreciation and amortization
•
Unfavorable change of $5.7 million relating to changes in working capital accounts, primarily attributable to changes in inventory levels, partially offset by recoupment activity associated with the CMS Accelerated and Advance Payment Program in the prior year

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 58 days at March 31, 2023, compared to 61 days at March 31, 2022. Inventory turns decreased to 0.7 times as of March 31, 2023 compared to 1.3 times as of March 31, 2022.

Investing Activities

Cash flows from investing activities increased $22.8 million

•
Increase of $29.4 million attributable to cash acquired as a result of the Merger
•
Partially offset by an increase of $6.1 million in capital expenditures, largely due to the inclusion of SeaSpine within the first quarter of 2023 operating results

Financing Activities

Cash flows from financing activities increased $18.2 million

•
Increase of $45.0 million associated with borrowings under our secured revolving credit facility for working capital purposes, including to fund certain Merger-related expense, during the first quarter of 2023
•
Increase of $2.0 million related to the conclusion of the FITBONE Contract Manufacturing and Supply Agreement with Wittenstein, resulting in a $2.0 million payment in the first quarter of 2022
•
Partially offset by a decrease of $26.9 million associated with the termination and repayment of SeaSpine's credit facility
•
Further offset by a decrease in net proceeds of $1.9 million from the issuance of common shares, primarily related the payment of tax withholding obligations for share-based compensation arrangements

Credit Facilities

On January 3, 2023, we borrowed $30.0 million under our $300.0 million secured revolving credit facility for working capital purposes, including to fund certain Merger-related expenses. Following the completion of the Merger, we terminated SeaSpine's credit facility and all applicable commitments with Wells Fargo Bank, National Association and repaid all outstanding obligations in respect to principal, interest, and fees on January 5, 2023.

In addition, we borrowed $15.0 million under our secured revolving credit facility on March 3, 2023, thus, as of March 31, 2023, we had $45.0 million borrowings outstanding under our secured revolving credit facility. In addition, we had no borrowings outstanding under our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.0 million). We were in compliance with all required financial covenants of our credit facilities as of March 31, 2023.

Other

For information regarding contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

IGEA S.p.A Exclusive License and Distribution Agreement

In April 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, with certain payments contingent upon achieving an FDA milestone. As of March 31, 2023, we have remaining liabilities under this agreement of $2.0 million which have been accrued in full within other current and long-term liabilities.

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

Lattus Spine LLC ("Lattus") Contingent Consideration

In connection with the Merger, we assumed a contingent consideration obligation under a purchase agreement between SeaSpine and Lattus executed in December 2022. Under the terms of the agreement, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the contingent consideration arrangement as of March 31, 2023, was $11.5 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of March 31, 2023, we classified the remaining contingent consideration liability within other long-term liabilities. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

Our discussion of operating results is based upon the condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting estimates during the quarter covered by this report.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued or adopted accounting pronouncements.

Non-GAAP Financial Measures

We believe that providing non-GAAP financial measures that exclude certain items provides investors with greater transparency to the information used by senior management in its financial and operational decision-making. We believe it is important to provide investors with the same non-GAAP financial measures used to supplement information regarding the performance and underlying trends of our business operations to facilitate comparisons to historical operating results and internally evaluate the effectiveness of our operating strategies. Disclosure of these non-GAAP financial measures also facilitates comparisons of our underlying operating performance with other companies in the industry that also supplement their GAAP results with non-GAAP financial measures.

The non-GAAP financial measures used in this filing may have limitations as analytical tools and should not be considered in isolation or as a replacement for GAAP financial measures. Some of the limitations associated with the use of these non-GAAP financial measures are that they exclude items that reflect an economic cost that can have a material effect on cash flows.

Constant Currency

Constant currency is calculated by using foreign currency rates from the comparable, prior-year period to present net sales at comparable rates. Constant currency can be presented for numerous GAAP measures, but is most commonly used by management to analyze net sales without the impact of changes in foreign currency rates.

Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined as earnings before interest income (expense), income taxes, depreciation, and amortization. Adjusted EBITDA is the primary metric used by our Chief Operating Decision Maker in managing the business. Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization and excludes the impact of: share-based compensation, gains and losses related to foreign currency translation, SeaSpine Merger-related costs, strategic investments, acquisition-related fair value adjustments, gains or losses recognized on investment securities, legal judgments and settlements, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation, and gains and losses related to the realized effects the COVID-19 pandemic has had on our business operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as disclosed in our Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

On January 5, 2023, the Company completed a merger of equals with SeaSpine, whose financial statements reflect total assets and revenues constituting 52% and 35%, respectively, of the condensed consolidated financial statement amounts as of and for the three months ended March 31, 2023. As permitted by the rules of the SEC, the Company will exclude SeaSpine from its annual assessment of the effectiveness on internal control over financial reporting for the year ending December 31, 2023, the year of acquisition. Management continue to monitor SeaSpine's internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in "Part I, Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2022, except as follows.

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents used to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts typically exceeds the Federal Deposit Insurance Corporation ("FDIC") standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

For example, on March 10, 2023, Silicon Valley Bank ("SVB"), and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of Treasury, the Federal Reserve, and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the first quarter of 2023.

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

ORTHOFIX MEDICAL INC.

Date: May 9, 2023	By:	/s/ KEITH VALENTINE
	Name:	Keith Valentine
	Title:	President and Chief Executive Officer, Director

Date: May 9, 2023	By:	/s/ JOHN BOSTJANCIC
	Name:	John Bostjancic
	Title:	Chief Financial Officer