Form 10-Q
period 2023-06-30
Orthofix Medical Inc.
filed 2023-08-08
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, 36,738,681 shares of common stock were issued and outstanding.

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
•
the anticipated benefits of the merger with SeaSpine Holdings Corporation that was completed in January 2023, including the anticipated synergies and cost-savings from the merger, and our ability to successfully integrate SeaSpine's business with ours;
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

Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 10-K"); Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 10-K; and elsewhere throughout the 2022 10-K, and in our reports filed with the U.S. Securities and Exchange Commission (the "SEC") subsequent to the date we filed the 2022 10-K with the SEC. You should not place undue reliance on any forward-looking statements. Further, any forward-looking statement in this report speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. Except as required by law, we undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$37,607	$50,700
Accounts receivable, net of allowances of $7,015 and $6,419, respectively	112,320	82,857
Inventories	222,474	100,150
Prepaid expenses and other current assets	26,947	22,283
Total current assets	399,348	255,990
Property, plant, and equipment, net	140,584	58,229
Intangible assets, net	126,000	47,388
Goodwill	191,727	71,317
Other long-term assets	43,628	25,705
Total assets	$901,287	$458,629

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$51,349	$27,598
Current portion of finance lease liability	678	652
Other current liabilities	89,777	55,374
Total current liabilities	141,804	83,624
Long-term borrowings under credit facility	51,000	—
Long-term portion of finance lease liability	18,894	19,239
Other long-term liabilities	49,604	18,906
Total liabilities	261,302	121,769
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 36,733 and 20,162 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3,673	2,016
Additional paid-in capital	735,533	334,969
Retained earnings (accumulated deficit)	(99,113)	1,251
Accumulated other comprehensive loss	(108)	(1,376)
Total shareholders’ equity	639,985	336,860
Total liabilities and shareholders’ equity	$901,287	$458,629

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2023	2022	2023	2022
Net sales	$187,016	$118,070	$362,220	$224,488
Cost of sales	67,465	31,600	132,340	59,918
Gross profit	119,551	86,470	229,880	164,570
Sales and marketing	99,249	59,888	193,040	114,025
General and administrative	34,177	15,846	82,988	35,174
Research and development	19,424	12,758	42,731	23,970
Acquisition-related amortization and remeasurement (Note 12)	3,333	(8,663)	7,467	(12,162)
Operating income (loss)	(36,632)	6,641	(96,346)	3,563
Interest expense, net	(1,266)	(407)	(2,555)	(782)
Other income (expense), net	(20)	(3,192)	656	(4,128)
Income (loss) before income taxes	(37,918)	3,042	(98,245)	(1,347)
Income tax expense	(1,508)	(553)	(2,119)	(624)
Net income (loss)	$(39,426)	$2,489	$(100,364)	$(1,971)

Net income (loss) per common share:
Basic	$(1.07)	$0.12	$(2.77)	$(0.10)
Diluted	(1.07)	0.12	(2.77)	(0.10)
Weighted average number of common shares:
Basic	36,762	20,031	36,252	19,965
Diluted	36,762	20,113	36,252	19,965

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt securities	381	161	318	(513)
Currency translation adjustment	457	(1,820)	950	(2,308)
Other comprehensive income (loss), before tax	838	(1,659)	1,268	(2,821)
Income tax benefit (expense) related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	838	(1,659)	1,268	(2,821)
Comprehensive income (loss)	$(38,588)	$830	$(99,096)	$(4,792)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
At December 31, 2022	20,162	$2,016	$334,969	$1,251	$(1,376)	$336,860
Net loss	—	—	—	(60,938)	—	(60,938)
Other comprehensive income, net of tax	—	—	—	—	430	430
Share-based compensation expense	—	—	13,020	—	—	13,020
Common shares issued in connection with SeaSpine merger	16,047	1,605	375,140	—	—	376,745
Common shares issued, net	254	26	(1,984)	—	—	(1,958)
At March 31, 2023	36,463	$3,647	$721,145	$(59,687)	$(946)	$664,159
Net loss	—	—	—	(39,426)	—	(39,426)
Other comprehensive income, net of tax	—	—	—	—	838	838
Share-based compensation expense	—	—	13,246	—	—	13,246
Common shares issued, net	270	26	1,142	—	—	1,168
At June 30, 2023	36,733	$3,673	$735,533	$(99,113)	$(108)	$639,985

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
At December 31, 2021	19,837	$1,983	$313,951	$21,000	—	$336,934
Net loss	—	—	—	(4,460)	—	(4,460)
Other comprehensive loss, net of tax	—	—	—	—	(1,162)	(1,162)
Share-based compensation expense	—	—	4,332	—	—	4,332
Common shares issued, net	5	1	(70)	—	—	(69)
At March 31, 2022	19,842	$1,984	$318,213	$16,540	$(1,162)	$335,575
Net income	—	—	—	2,489	—	2,489
Other comprehensive loss, net of tax	—	—	—	—	(1,659)	(1,659)
Share-based compensation expense	—	—	4,460	—	—	4,460
Common shares issued, net	158	16	1,065	—	—	1,081
At June 30, 2022	20,000	$2,000	$323,738	$19,029	$(2,821)	$341,946

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(100,364)	$(1,971)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	25,997	14,028
Inventory reserve expenses	17,057	6,625
Amortization of inventory fair value step up	21,085	—
Amortization of operating lease assets, debt costs, and other assets	3,319	1,567
Provision for expected credit losses	490	1,139
Deferred income taxes	815	236
Share-based compensation expense	26,266	8,792
Change in valuation of investment securities	(492)	188
Change in fair value of contingent consideration	(1,300)	(16,214)
Other	(372)	1,149
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	5,615	(208)
Inventories	(33,168)	(22,214)
Prepaid expenses and other current assets	275	(1,769)
Accounts payable	1,800	7,176
Other current liabilities	(6,425)	(7,495)
Contract liability	—	(4,791)
Other long-term assets and liabilities	(134)	1,140
Net cash provided by (used in) operating activities	(39,536)	(12,622)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(23,823)	(11,032)
Capital expenditures for intangible assets	(831)	(671)
Contingent consideration payments related to asset acquisitions	—	(1,500)
Cash acquired in the SeaSpine merger	29,419	—
Other investing activities	(500)	42
Net cash provided by (used in) investing activities	4,265	(13,161)
Cash flows from financing activities
Proceeds from issuance of common shares	2,377	2,400
Payments related to tax withholdings for share-based compensation	(3,167)	(1,388)
Payments related to finance lease obligation	(320)	(2,291)
Borrowings under credit facility	51,000	—
Payment of debt acquired from SeaSpine merger	(26,899)	—
Contingent consideration milestone payment	(920)	—
Other financing activities	(280)	(45)
Net cash provided by (used in) financing activities	21,791	(1,324)
Effect of exchange rate changes on cash	387	(1,204)
Net change in cash and cash equivalents	(13,093)	(28,311)
Cash and cash equivalents at the beginning of period	50,700	87,847
Cash and cash equivalents at the end of period	$37,607	$59,536

Noncash investing activities - Purchase of intangible assets	$—	$2,000

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and basis of presentation

Description of the Business

Orthofix Medical Inc. (“Orthofix”) and its subsidiaries (the "Company"), following its merger with SeaSpine Holdings Corporation ("SeaSpine") that was completed in January 2023, is a leading global spine and orthopedics company with a comprehensive portfolio of biologics, innovative spinal hardware, bone growth therapies, specialized orthopedic solutions, and a leading surgical navigation system. The Company's products are distributed in approximately 68 countries worldwide.

The Company is headquartered in Lewisville, Texas, and has primary offices in Carlsbad, California, with a focus on spinal product innovation and surgeon education, and in Verona, Italy, with an emphasis on product innovation, production, and medical education for orthopedics. The combined Company's global research and development, commercial, and manufacturing footprint also includes facilities and offices in Irvine, California, Toronto, Canada, Sunnyvale, California, Wayne, Pennsylvania, Olive Branch, Mississippi, Maidenhead, United Kingdom, Munich, Germany, Paris, France, and Sao Paulo, Brazil.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2023.

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

2. Recently adopted accounting standards, recently issued accounting pronouncements

Adoption of Accounting Standards Update (“ASU”) 2021-08— Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, which aims to address diversity in practice and inconsistency related to the accounting for acquired revenue contracts with customers in a business combination. The amendments require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The Company adopted this standard effective January 1, 2023, on a prospective basis. Adoption of this standard resulted in the recognition of $2.2 million in contract liabilities associated with acquired revenue contracts as a result of the Company’s merger with SeaSpine, which closed on January 5, 2023.

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

The Merger is being accounted for as an acquisition of SeaSpine by Orthofix under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. Thus, Orthofix is treated as the acquirer for accounting purposes. In identifying the acquirer, Orthofix and SeaSpine considered the structure of the transaction and other actions contemplated by the merger agreement (the “Merger Agreement”), relative outstanding share ownership, market values, the composition of the combined company's board of directors, and the relative size of Orthofix and SeaSpine. Under the acquisition method of accounting, the assets and liabilities of SeaSpine and its subsidiaries have been recorded at their respective fair values as of the acquisition date.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Certain of the acquired assets and liabilities assumed were valued utilizing Level 3 inputs and assumptions. A final determination of the allocation of the purchase price to assets acquired and liabilities assumed has not been made and the following should be considered preliminary. Adjustments to the preliminary purchase price allocation could be material. The final determination is subject to completion of the Company's valuation of the assets acquired and liabilities assumed, including contingent liabilities and deferred income taxes, which it expects to complete within one year of the acquisition date.

(Unaudited, U.S. Dollars, in thousands)	Previously Reported	Adjustments	As Revised	Assigned Useful Life
Assets acquired:
Current assets
Cash and cash equivalents	$29,419	$—	$29,419
Accounts receivable, net	35,313	—	35,313
Inventories	129,610	3,026	132,636
Prepaid expenses and other current assets	4,600	(10)	4,590
Total current assets	198,942	3,016	201,958
Property, plant, and equipment, net	68,911	(48)	68,863
Customer relationships	27,100	6,000	33,100	13 years
Developed technology	45,400	1,800	47,200	6 - 8 years
In-process research and development ("IPR&D")	5,600	150	5,750	Indefinite
Other long-term assets	20,472	29	20,501
Total identifiable assets acquired	$366,425	$10,947	$377,372

Liabilities assumed:
Current liabilities
Accounts payable	$21,602	$—	$21,602
Other current liabilities	41,224	(920)	40,304
Total current liabilities	62,826	(920)	61,906
Long-term borrowings under SeaSpine credit facility	26,298	—	26,298
Other long-term liabilities	31,950	883	32,833
Total liabilities assumed	121,074	(37)	121,037
Net identifiable assets acquired	$245,351	$10,984	$256,335
Total fair value of consideration transferred	376,745	—	376,745
Residual goodwill	$131,394	$(10,984)	$120,410

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired in the Merger. As a result, the Company recorded goodwill totaling $120.4 million, which was assigned to the Global Spine reporting segment. Specifically, the goodwill includes the assembled workforce and synergies associated with the combined entity. The goodwill is not deductible for tax purposes.

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

The Company recognized $3.3 million and $9.8 million in direct acquisition-related costs, which exclude integration-related activities, that were expensed during the three and six months ended June 30, 2023, respectively. These costs are included in the condensed consolidated statements of operations and comprehensive income (loss), primarily within general and administrative expenses. The Company's results of operations included $64.4 million and $125.3 million of net sales from SeaSpine for the three and six months ended June 30, 2023, respectively, and a net loss attributable to SeaSpine of $24.9 million and $52.8 million for the three and six months ended June 30, 2023, respectively.

Pro Forma Financial Information

Due to the Merger closing on January 5, 2023, all SeaSpine financial results for fiscal year 2023, except for the first four days of January, are included in Orthofix's condensed consolidated statement of operations and comprehensive income (loss). The following unaudited pro forma financial information for the three and six months ended June 30, 2023, and 2022 are based on the Company's historical condensed consolidated financial statements adjusted to reflect as if the Merger closed as of January 1, 2022. The unaudited pro-forma information makes certain adjustments to depreciation and amortization expense to reflect the fair value recognized in the purchase price allocation and to remove one-time transaction-related costs. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Merger closed as of January 1, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in millions)	2023	2022	2023	2022
Net sales	$187.0	$174.4	$362.2	$331.5
Net income (loss)	$(30.1)	$(27.1)	$(75.3)	$(69.9)

Integration and Restructuring Activities

The Company has incurred significant integration and restructuring costs in connection with the Merger. The following table summarizes integration costs incurred for the three and six months ended June 30, 2023, and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in millions)	2023	2022	2023	2022
Compensation-related integration costs	3.5	$—	13.8	$—
Fee paid to financial advisor to the Merger	—	—	5.5	—
Professional fees / consulting fees	0.7	—	5.0	—
Product rationalization charges	4.2	—	4.9	—
Other costs to complete	(0.3)	—	1.2	—
Total	8.1	$—	30.4	$—

In the first quarter of 2023, the Company approved and initiated certain restructuring activities to streamline costs and to better align talent with operational needs following the consummation of the Merger. The Company expects to incur total pre-tax expense of approximately $16.7 million associated with the restructuring activities, which will be recognized within operating expenses. The table below provides a summary of restructuring costs incurred during the period and the resulting liability as of June 30, 2023, which is recognized within other current liabilities:

(Unaudited, U.S. Dollars, in millions)	Balance as of December 31, 2022	Charges Incurred	Payments Made	Balance as of June 30, 2023
Severance costs	$—	$10.4	$(4.4)	$6.0
Retention costs	—	2.8	(0.2)	2.6
Payroll taxes	—	0.4	(0.1)	0.3
Total	$—	$13.6	$(4.7)	$8.9

4. Inventories

Inventories were as follows:

(Unaudited, U.S. Dollars, in thousands)	June 30, 2023	December 31, 2022
Raw materials	$26,791	$17,035
Work-in-process	55,514	19,243
Finished products	140,169	63,872
Inventories	$222,474	$100,150

5. Leases

A summary of the Company’s lease portfolio as of June 30, 2023, and December 31, 2022, is presented in the table below:

(Unaudited, U.S. Dollars, in thousands)	Classification	June 30, 2023	December 31, 2022
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$20,434	$6,788
Finance leases	Property, plant and equipment, net	16,853	17,360
Total ROU assets		$37,287	$24,148

Lease Liabilities
Current
Operating leases	Other current liabilities	$3,159	$1,638
Finance leases	Current portion of finance lease liability	678	652
Long-term
Operating leases	Other long-term liabilities	17,786	5,376
Finance leases	Long-term portion of finance lease liability	18,894	19,239
Total lease liabilities		$40,517	$26,905

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,751	$2,071
Operating cash flows from finance leases	428	443
Financing cash flows from finance leases	320	2,291
ROU assets obtained in exchange for lease obligations
Operating leases	15,368	4,592
Finance leases	—	—

6. Long-term debt

In connection with the closing of the Merger on January 5, 2023, the Company terminated SeaSpine's credit facility and all applicable commitments with Wells Fargo Bank, National Association and paid an aggregate amount of $26.9 million reflecting all of the outstanding obligations in respect of principal, interest, and fees, including a $0.6 million prepayment premium.

On January 3, 2023, the Company borrowed $30.0 million under its $300.0 million secured revolving credit facility under the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., dated as of October 25, 2019 (as amended by the First Amendment thereto dated March 1, 2023, the "Original Credit Agreement") for working capital purposes, including to fund certain Merger-related expenses. An additional $15.0 million and $6.0 million was borrowed on March 3, 2023 and May 10, 2023, respectively. Therefore, as of June 30, 2023, the Company had $51.0 million in principal amount of borrowings outstanding under the secured revolving credit facility. As of June 30, 2023, the Company was in compliance with all required financial covenants. The effective interest rate on amounts borrowed was 6.4%, with interest accrued of $0.6 million as of June 30, 2023, within other current liabilities. An additional $8.0 million was borrowed on July 5, 2023.

On June 13, 2023, the Company entered into a Limited Consent, Limited Waiver and Second Amendment to the Original Credit Agreement (the "Consent and Amendment" and the Original Credit Agreement as amended by the Consent and Amendment, the “Amended Credit Agreement”). Under the terms of the Consent and Amendment, the parties agreed to reduce the size of the secured revolving credit facility, off of which certain fees are based, from $300.0 million to $175.0 million, and to increase the applicable interest rate in certain circumstances. The maturity date of the credit facility remains October 25, 2024.

The Consent and Amendment permits the Company, for purposes of determining compliance with financial covenants in the Amended Credit Agreement, to include certain expense addbacks in its calculation of EBITDA and to increase the share of EBITDA attributable to certain foreign subsidiaries beginning with the fiscal quarter ended March 31, 2023. The Company also agreed to pledge under the Amended Credit Agreement its ownership interest in the Company's Italian subsidiary, Orthofix S.r.L., and cause Orthofix S.r.L. to become a loan party to the Credit Agreement.

The Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.0 million) as of June 30, 2023.

7. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	June 30, 2023				December 31, 2022
(Unaudited, U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical convertible loan agreements	$—	$—	$7,690	$7,690	$7,140
Neo Medical preferred equity securities	—	6,084	—	6,084	6,084
Bone Biologics equity securities	—	—	—	—	—
Other investments	—	—	1,986	1,986	1,726
Total	$—	$6,084	$9,676	$15,760	$14,950
Liabilities
Lattus contingent consideration	$—	$—	(9,900)	$(9,900)	$—
Spinal Kinetics contingent consideration	—	—	—	—	—
Deferred compensation plan	—	(1,467)	—	(1,467)	(1,515)
Total	$—	$(1,467)	$(9,900)	$(11,367)	$(1,515)

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

The preferred equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Fair value of Neo Medical preferred equity securities at January 1	$6,084	$5,413
Conversion of loan into preferred equity securities	—	671
Fair value of Neo Medical preferred equity securities at June 30	6,084	6,084
Cumulative unrealized gain on Neo Medical preferred equity securities	413	413

The Company elected to convert the Second Convertible Loan into shares of Neo Medical’s preferred equity securities in January 2022. The Convertible Loan is recorded in other long-term assets as an available for sale debt security as of June 30, 2023. The fair value of the Convertible Loan is based upon significant unobservable inputs, including the use of option-pricing models, Monte Carlo simulations for certain periods, and a probability-weighted discounted cash flow model, requiring the Company to develop its own assumptions. Therefore, the Company categorized this investment as a Level 3 financial asset.

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of a credit loss. As of June 30, 2023, the Company has not recognized any credit loss related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loans, measured at fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Fair value of Neo Medical Convertible Loans at January 1	$7,140	$7,148
Interest recognized in interest income, net	238	217
Foreign currency remeasurement recognized in other expense, net	195	(257)
Unrealized gain (loss) recognized in other comprehensive loss	117	(615)
Conversion of Second Convertible Loan into preferred equity securities	—	(671)
Fair value of Neo Medical Convertible Loans at June 30	7,690	5,820
Amortized cost basis of Neo Medical Convertible Loans at June 30	6,340	5,496

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of June 30, 2023:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of June 30, 2023	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$7,690	Cost of equity discount rate	18.0%
		Estimated equity volatility	74.1%

Bone Biologics Equity Securities

Until August 2022, the Company held an investment in common stock of Bone Biologics Inc. (“Bone Biologics”, NASDAQ: BBLG), a developer of orthobiologic products. The Company disposed of its remaining holdings in Bone Biologics equity securities during the third quarter of 2022.

Other Investments

Other investments represent assets and investments recorded at fair value that are not deemed to be material for disclosure on an individual basis. The fair value of these assets is based upon significant unobservable inputs, such as probability-weighted discounted cash flow models, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets. As of June 30, 2023, this balance was classified within other current assets.

Spinal Kinetics Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The fair value of the remaining Spinal Kinetics contingent consideration, attributable to a revenue-based milestone, was concluded to be zero as of June 30, 2023, as the Company did not achieve the milestone prior to April 30, 2023, the end of the measurement period for achieving such milestone.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Spinal Kinetics contingent consideration estimated fair value at January 1	$—	$17,200
Decrease in fair value recognized in acquisition-related amortization and remeasurement	—	(16,214)
Spinal Kinetics contingent consideration estimated fair value at June 30	$—	$986

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

The estimated fair value of the Lattus contingent consideration as of the closing of the Merger, January 5, 2023, was $11.2 million. The estimated fair value of the Lattus contingent consideration is determined using a probability-weighted discounted cash flow model and significant inputs which are not observable in the market. The significant inputs include assumptions related to the timing and probability of the product launch dates, estimated future sales of the products, estimated commission rates, discount rates matched to the timing of payments, and probability of success rates. The following table provides a reconciliation of the beginning and ending balances for the Lattus contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Lattus contingent consideration estimated fair value at January 5	$11,200	$—
Decrease in fair value recognized in acquisition-related amortization and remeasurement	(1,300)	—
Lattus contingent consideration estimated fair value at June 30	$9,900	$—

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of June 30, 2023:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of June 30, 2023	Unobservable inputs	Estimate
Lattus Contingent Consideration	$9,900	Counterparty discount rate	9.0%
		Revenue risk-adjusted discount rate	6.5%

8. Commitments and Contingencies

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase. Under these agreements, the purchase price would be paid in shares of the Company's common stock. Based on the closing price of the Company's common stock as of June 30, 2023, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 1.3 million shares. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor in regard to the consummation of the potential acquisition.

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

The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded an expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and an expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company has accrued $6.8 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

9. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loans	Other Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(2,482)	$1,005	$101	$(1,376)
Other comprehensive income (loss)	950	117	201	1,268
Income taxes	—	—	—	—
Balance at June 30, 2023	$(1,532)	$1,122	$302	$(108)

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are two product categories: (i) Bone Growth Therapies, and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Bone Growth Therapies	$52,662	$47,765	10.3%
Spinal Implants, Biologics, and Enabling Technologies	105,314	43,017	144.8%
Global Spine	157,976	90,782	74.0%
Global Orthopedics	29,040	27,288	6.4%
Net sales	$187,016	$118,070	58.4%

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Bone Growth Therapies	$100,376	$89,713	11.9%
Spinal Implants, Biologics, and Enabling Technologies	206,806	83,724	147.0%
Global Spine	307,182	173,437	77.1%
Global Orthopedics	55,038	51,051	7.8%
Net sales	$362,220	$224,488	61.4%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Product sales	$174,078	$103,559	$336,326	$196,167
Marketing service fees	12,938	14,511	25,894	28,321
Net sales	$187,016	$118,070	$362,220	$224,488

Product sales primarily consist of the sale of bone growth therapies devices, spinal implants, certain biologics, enabling technologies, and orthopedics products. Marketing service fees are received from MTF Biologics based on total sales of biologics tissues sourced from MTF Biologics and relate solely to the Global Spine reporting segment. The Company partners with MTF Biologics to provide certain allograft solutions (HCT/Ps) for various spine, orthopedic and other bone repair needs, with this partnership allowing us to exclusively market certain biologic offerings.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Allowance for expected credit losses beginning balance	$6,691	$5,389	$6,419	$4,944
Addition resulting from the Merger with SeaSpine	—	—	137	—
Current period provision for expected credit losses	282	539	490	1,139
Write-offs charged against the allowance and other	6	(142)	(120)	(246)
Effect of changes in foreign exchange rates	36	(197)	89	(248)
Allowance for expected credit losses ending balance	$7,015	$5,589	$7,015	$5,589

11. Business segment information

The Company has two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization (“adjusted EBITDA,” a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the SeaSpine merger and other strategic investments, acquisition-related fair value adjustments, legal judgments and settlements, and charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation. Corporate activities comprise operating expenses and activities not directly identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The table below presents adjusted EBITDA by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Adjusted EBITDA by reporting segment
Global Spine	21,258	14,610	36,239	28,643
Global Orthopedics	(135)	780	(91)	(24)
Corporate	(11,204)	(3,967)	(23,025)	(10,087)
Consolidated adjusted EBITDA	$9,919	$11,423	$13,123	$18,532

Reconciling items:
Interest expense, net	1,266	407	2,555	782
Depreciation and amortization	13,327	6,512	25,997	14,028
Share-based compensation expense	13,246	4,460	26,266	8,792
Foreign exchange impact	(269)	2,991	(852)	4,233
SeaSpine merger-related costs	8,206	—	28,946	—
Strategic investments	309	1,824	970	2,794
Acquisition-related fair value adjustments	8,149	(10,714)	19,785	(16,214)
Legal judgments/settlements	1,291	148	1,760	341
Medical device regulation	2,050	2,248	5,679	4,198
Business interruption - COVID-19	—	316	—	659
All other	262	189	262	266
Income (loss) before income taxes	$(37,918)	$3,042	$(98,245)	$(1,347)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Global Spine
U.S.	$147,360	$85,899	$286,817	$162,965
International	10,616	4,883	20,365	10,472
Total Global Spine	157,976	90,782	307,182	173,437

Global Orthopedics
U.S.	7,223	6,903	13,859	12,230
International	21,817	20,385	41,179	38,821
Total Global Orthopedics	29,040	27,288	55,038	51,051

Consolidated
U.S.	154,583	92,802	300,676	175,195
International	32,433	25,268	61,544	49,293
Net sales	$187,016	$118,070	$362,220	$224,488

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Amortization of acquired intangibles	$4,633	$2,051	$8,767	$4,052
Changes in fair value of contingent consideration	(1,300)	(10,714)	(1,300)	(16,214)
Total	$3,333	$(8,663)	$7,467	$(12,162)

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Cost of sales	$482	$205	$953	$416
Sales and marketing	2,551	1,000	4,800	1,981
General and administrative	9,167	2,958	18,271	6,176
Research and development	1,046	297	2,242	219
Total	$13,246	$4,460	$26,266	$8,792

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Stock options	$2,397	$205	$5,153	$564
Time-based restricted stock awards and units	10,235	2,410	20,081	4,580
Market-based / performance-based restricted stock units	113	1,497	113	2,941
Stock purchase plan	501	348	919	707
Total	$13,246	$4,460	$26,266	$8,792

Pursuant to the Merger Agreement, the equity awards of SeaSpine (including stock options and restricted stock units) outstanding as of immediately prior to the closing of the Merger were converted into equity awards denominated in shares of Orthofix common stock. The Company issued options to purchase 1.9 million shares of Orthofix common stock and 0.5 million shares of time-based vesting restricted stock in connection with the conversion of such awards. The estimated fair value of the portion of the SeaSpine equity awards for which the required service period had been completed at the time of the closing of the Merger was treated as purchase consideration. The remaining estimated fair value is recorded as compensation expense over the remainder of the service period associated with the awards.

During the three months ended June 30, 2023, and 2022, the Company issued 0.3 million and 0.2 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the six months ended June 30, 2023, and 2022, the Company issued 0.5 million and 0.2 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefitted by the Company’s U.S. and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and six months ended June 30, 2023. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended June 30, 2023, and 2022, the effective tax rate was (4.0%) and 18.2%, respectively. For the six months ended June 30, 2023, and 2022, the effective tax rate was (2.2%) and (46.3%), respectively. The primary factors affecting the Company’s effective tax rate for the three and six months ended June 30, 2023, were certain losses not benefitted and tax amortization on certain acquired intangibles.

15. Earnings per share (“EPS”)

For the three and six months ended June 30, 2023, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, In thousands)	2023	2022	2023	2022
Weighted average common shares-basic	36,762	20,031	36,252	19,965
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	23	—	—
Unvested restricted stock units	—	59	—	—
Weighted average common shares-diluted	36,762	20,113	36,252	19,965

There were 7.0 million and 1.6 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the three months ended June 30, 2023, and 2022, respectively, and 7.1 million and 1.6 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the six months ended June 30, 2023, and 2022, respectively, because inclusion of these awards was anti-dilutive.

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

Executive Summary

Following our merger (the “Merger”) with SeaSpine Holdings Corporation ("SeaSpine"), which was completed in January 2023, the newly merged Orthofix-SeaSpine organization is a leading global spine and orthopedics company with a comprehensive portfolio of biologics, innovative spinal hardware, bone growth therapies, specialized orthopedic solutions, and a leading surgical navigation system. Headquartered in Lewisville, Texas, our spine and orthopedic products are distributed in approximately 68 countries via our sales representatives and distributors. For more information, please visit www.Orthofix.com. Information included on our website is not incorporated into, or otherwise creates a part of, this report.

Notable financial metrics in the second quarter of 2023 and recent achievements include the following:

•
Net sales of $187.0 million, an increase of 58% on both a reported and constant currency basis over prior year
•
Bone Growth Therapies growth of 10%, marking two consecutive quarters with double-digit net sales increases, with growth coming from both spine and fracture commercial channels
•
Spinal Implants, Biologics, and Enabling Technologies sales growth of 145%, largely as a result of the Merger
•
Global Orthopedics net sales increase of 6% on a reported basis and 5% on a constant currency basis over prior year

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023 (%)	2022 (%)	2023 (%)	2022 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	36.1	26.8	36.5	26.7
Gross profit	63.9	73.2	63.5	73.3
Sales and marketing	53.0	50.7	53.3	50.8
General and administrative	18.3	13.4	22.9	15.7
Research and development	10.4	10.8	11.8	10.7
Acquisition-related amortization and remeasurement	1.8	(7.3)	2.1	(5.5)
Operating income (loss)	(19.6)	5.6	(26.6)	1.6
Net income (loss)	(21.1)	2.1	(27.7)	(0.9)

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended June 30,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Reported	Constant Currency
Bone Growth Therapies	$52,662	$47,765	10.3%	10.3%
Spinal Implants, Biologics, and Enabling Technologies	105,314	43,017	144.8%	144.8%
Global Spine	157,976	90,782	74.0%	74.0%
Global Orthopedics	29,040	27,288	6.4%	5.0%
Net sales	$187,016	$118,070	58.4%	58.1%

	Six Months Ended June 30,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Reported	Constant Currency
Bone Growth Therapies	$100,376	$89,713	11.9%	11.9%
Spinal Implants, Biologics, and Enabling Technologies	206,806	83,724	147.0%	147.1%
Global Spine	307,182	173,437	77.1%	77.2%
Global Orthopedics	55,038	51,051	7.8%	9.0%
Net sales	$362,220	$224,488	61.4%	61.7%

Global Spine

Global Spine offers the following product categories:

-
Bone Growth Therapies, which manufactures, distributes, sells, and provides support services for market leading devices used adjunctively in high risk spinal fusion procedures and to treat both non-union and acute fractures in the orthopedic space. Bone Growth Therapies uses distributors and a direct sales channel to sell its devices and provide associated support services to hospitals, healthcare providers, and patients in the U.S.
-
Spinal Implants, Biologics, and Enabling Technologies is comprised of a broad portfolio of spine fixation and motion preservation implant products used in surgical procedures of the spine, one of the most comprehensive biologics portfolios in both the demineralized bone matrix and cellular allograft market segments, and image-guided surgical solutions to facilitate degenerative, minimally invasive, and complex surgical procedures. Spinal Implants, Biologics, and Enabling Technologies products are sold through a network of distributors and sales representatives to hospitals and healthcare providers on a global basis for Spinal Implants and Enabling Technologies, and primarily within the U.S. for Biologics.

Three months ended June 30, 2023 compared to 2022

Net sales of $158.0 million, an increase of $67.2 million or 74.0%

•
Bone Growth Therapies net sales increased $4.9 million or 10.3%, largely driven by an increase in complex spine procedures, which are typically paired within our CervicalStim and SpinalStim devices, and growth in our spine and fracture sales channels as a result of investments made in the commercial channel in the prior year, as well as the launch of AccelStim for the healing of fresh and non-union fractures
•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $62.3 million or 144.8%, primarily due to the contribution of SeaSpine net sales in the second quarter of 2023 in addition to growth driven by the onboarding of new, high-volume distribution partners along with multiple recent product launches

Six months ended June 30, 2023 compared to 2022

Net sales of $307.2 million, an increase of $133.7 million or 77.1%

•
Bone Growth Therapies net sales increased $10.7 million or 11.9%, largely driven by a continued increase in complex spine procedures and growth in our spine and fracture sales channels, as well as the launch of AccelStim
•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $123.1 million or 147.0%, primarily due to the contribution of SeaSpine net sales and growth driven by the onboarding of new, high-volume distribution partners along with multiple recent product launches

Global Orthopedics

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

Three months ended June 30, 2023 compared to 2022

Net sales of $29.0 million, an increase of $1.8 million or 6.4%

•
Growth of 4.6% in the U.S., primarily due to recent product launches and commercial execution within our sales channels
•
International growth of 7.0% largely due to an increase in stocking distributor orders
•
Increase of $0.4 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in the second quarter of 2023

Six months ended June 30, 2023 compared to 2022

Net sales of $55.0 million, an increase of $4.0 million or 7.8%

•
Double-digit growth in the U.S. largely as a result of investments made in recent product launches and commercial execution within our U.S. sales channel
•
International growth of 6.1% largely due to an increase in stocking distributor orders
•
Partially offset by a decrease of $0.6 million due to movement in foreign currency exchange rates, which had an unfavorable impact on net sales in 2023

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Net sales	$187,016	$118,070	58.4%	$362,220	$224,488	61.4%
Cost of sales	67,465	31,600	113.5%	132,340	59,918	120.9%
Gross profit	$119,551	$86,470	38.3%	$229,880	$164,570	39.7%
Gross margin	63.9%	73.2%	(9.3%)	63.5%	73.3%	-9.8%

Three months ended June 30, 2023 compared to 2022

Gross profit increased $33.1 million

•
Gross profit largely increased due to the contribution of SeaSpine results in the second quarter of 2023, as SeaSpine contributed approximately $64.4 million in net sales
•
Partially offset by $9.4 million in amortization of the inventory fair value step up at acquisition, which is being recognized over the expected sales cycles of the acquired inventory
•
Further offset by approximately $4.2 million in inventory-related charges as a result of product rationalization decisions that have been made related to the Merger

Six months ended June 30, 2023 compared to 2022

Gross profit increased $65.3 million

•
Gross profit largely increased due to the contribution of SeaSpine results in the second quarter of 2023, as SeaSpine contributed approximately $125.3 million in net sales
•
Partially offset by $21.1 million in amortization of the inventory fair value step up at acquisition, which is being recognized over the expected sales cycles of the acquired inventory
•
Further offset by approximately $4.9 million in inventory-related charges as a result of product rationalization decisions that have been made related to the Merger

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$99,249	$59,888	65.7%	$193,040	$114,025	69.3%
As a percentage of net sales	53.0%	50.7%	2.3%	53.3%	50.8%	2.5%

Three months ended June 30, 2023 compared to 2022

Sales and marketing expense increased $39.4 million

•
Increase largely due to the contribution of SeaSpine results in the second quarter of 2023 and the overall increase in net sales as compared to the prior year period, which resulted in increased variable expenses, such as commissions and bonus expenses associated with the achievement of sales objectives
•
Included within sales and marketing expenses for the second quarter of 2023 are integration-related expenses of $1.1 million, which are mainly severance and retention costs

Six months ended June 30, 2023 compared to 2022

Sales and marketing expense increased $79.0 million

•
Increase largely due to the contribution of SeaSpine results in the second quarter of 2023 and the overall increase in net sales as compared to the prior year period, which resulted in increased variable expenses, such as commissions and bonus expenses associated with the achievement of sales objectives
•
Included within sales and marketing expenses for the second quarter of 2023 are integration-related expenses of $3.0 million, which are mainly severance and retention costs

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
General and administrative	$34,177	$15,846	115.7%	$82,988	$35,174	135.9%
As a percentage of net sales	18.3%	13.4%	4.9%	22.9%	15.7%	7.2%

Three months ended June 30, 2023 compared to 2022

General and administrative expense increased $18.3 million

•
Increase largely due to the contribution of SeaSpine results in the second quarter of 2023 and resulting integration costs incurred as a result of the Merger
•
Included within general and administrative expenses for the second quarter of 2023 are merger and integration-related expenses of $2.7 million, which are mainly comprised of (i) professional fees totaling $0.7 million, and (ii) severance and retention costs totaling $1.9 million
•
Increase also driven by $6.2 million in higher share-based compensation expense as a result of a larger employee base post-Merger and from accelerated vesting of certain equity-based awards as a result of the Merger

Six months ended June 30, 2023 compared to 2022

General and administrative expense increased $47.8 million

•
Increase largely due to the contribution of SeaSpine results in the second quarter of 2023 and resulting integration costs incurred as a result of the Merger
•
Included within general and administrative expenses for the second quarter of 2023 are merger and integration-related expenses of $20.0 million, which are mainly comprised of (i) professional fees totaling $10.5 million, inclusive of a $5.5 million payment to Orthofix's financial advisor for the Merger upon closing of the transaction, and (ii) severance and retention costs totaling $9.0 million
•
Increase also driven by an increase of $12.1 million in share-based compensation expense as a result of a larger employee base post-Merger and from accelerated vesting of certain equity-based awards as a result of the Merger

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Research and development	$19,424	$12,758	52.2%	$42,731	$23,970	78.3%
As a percentage of net sales	10.4%	10.8%	(0.4%)	11.8%	10.7%	1.1%

Three months ended June 30, 2023 compared to 2022

Research and development expense increased $6.7 million

•
Increase largely due to the contribution of SeaSpine results in the second quarter of 2023 and resulting integration costs incurred as a result of the Merger
•
Included within research and development expenses for the second quarter of 2023 are merger and integration-related expenses of $0.5 million, which are mainly comprised of severance and retention costs

Six months ended June 30, 2023 compared to 2022

Research and development expense increased $18.8 million

•
Increase largely due to the contribution of SeaSpine results in 2023 and resulting integration costs incurred as a result of the Merger
•
Included within research and development expenses for 2023 are merger and integration-related expenses of $2.1 million, which are mainly comprised of severance and retention costs
•
Increase of $0.8 million related to the attainment of a development milestone with MTF Biologics achieved in the first quarter of 2023

Acquisition-related Amortization and Remeasurement

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Acquisition-related amortization and remeasurement	$3,333	$(8,663)	(138.5%)	$7,467	$(12,162)	(161.4%)
As a percentage of net sales	1.8%	(7.3%)	9.1%	2.1%	(5.5%)	7.6%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangement.

Three months ended June 30, 2023 compared to 2022

Acquisition-related amortization and remeasurement increased $12.0 million

•
Increase of $10.7 million related to a benefit recognized in the second quarter of 2022 from the remeasurement of potential revenue-based milestone payments associated with the Spinal Kinetics acquisition; we did not achieve the remaining milestone prior to April 30, 2023, the end of the measurement period for achieving such milestone
•
Increase in amortization expense of $2.6 million during the second quarter of 2023 associated with intangible assets recognized as a result of the Merger
•
Partially offset by a decrease of $1.3 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the Merger

Six months ended June 30, 2023 compared to 2022

Acquisition-related amortization and remeasurement increased $19.6 million

•
Increase of $16.2 million related to a benefit recognized in 2022 from the remeasurement of potential revenue-based milestone payments associated with the Spinal Kinetics acquisition; we did not achieve the remaining milestone prior to April 30, 2023, the end of the measurement period for achieving such milestone
•
Increase in amortization expense of $4.7 million during the second quarter of 2023 associated with intangible assets recognized as a result of the Merger

•
Partially offset by a decrease of $1.3 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the Merger

Non-operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Interest expense, net	$(1,266)	$(407)	211.1%	$(2,555)	$(782)	226.7%
Other income (expense), net	(20)	(3,192)	(99.4%)	656	(4,128)	(115.9%)

Three months ended June 30, 2023 compared to 2022

Interest expense, net increased $0.9 million

•
Increase of $0.8 million attributable to an increase in borrowings outstanding on our secured revolving credit facility in the second quarter of 2023 as no such balance was outstanding in the prior year

Six months ended June 30, 2023 compared to 2022

Interest expense, net increased $1.8 million

•
Increase of $0.6 million attributable to an early termination prepayment penalty associated with the payoff of the assumed indebtedness of SeaSpine as of the close of the Merger
•
Increase of $1.3 million attributable to an increase in borrowings outstanding on our secured revolving credit facility in 2023 as no such balance was outstanding in the prior year

Three months ended June 30, 2023 compared to 2022

Other income (expense), net increased $3.2 million

•
Increase of $3.3 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $0.3 million in the second quarter of 2023 compared to a loss of $3.0 million in the second quarter of 2022

Six months ended June 30, 2023 compared to 2022

Other income (expense), net increased $4.8 million

•
Increase of $5.1 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $0.9 million in 2023 compared to a loss of $4.2 million in 2022

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Income tax expense	$1,508	$553	172.7%	$2,119	$624	239.6%
Effective tax rate	(4.0%)	18.2%	(22.2%)	(2.2%)	(46.3%)	44.1%

Three months ended June 30, 2023 compared to 2022

•
The primary factors affecting our tax expense for the second quarter of 2023 compared to the prior year period were financial statement losses not benefitted
•
The increase in tax expense compared to the prior year period is partially attributable to amortization expense on long lived intangible assets of $0.4 million and withholding tax on anticipated cash repatriation of $0.6 million.

Six months ended June 30, 2023 compared to 2022

•
The primary factors affecting our tax expense for the second quarter of 2023 compared to the prior year period were financial statement losses not benefitted
•
The increase in tax expense compared to the prior year period is partially attributable to amortization expense on long lived intangible assets of $0.8 million and withholding tax on anticipated cash repatriation of $0.6 million

Segment Review

Our business is managed through two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the business by segment is adjusted earnings before interest, tax, depreciation, and amortization (“adjusted EBITDA,” a non-GAAP financial measure) (which is described further in Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein). The following table presents adjusted EBITDA by segment and reconciles consolidated adjusted EBITDA to loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Adjusted EBITDA by reporting segment
Global Spine	21,258	14,610	36,239	28,643
Global Orthopedics	(135)	780	(91)	(24)
Corporate	(11,204)	(3,967)	(23,025)	(10,087)
Consolidated adjusted EBITDA	$9,919	$11,423	$13,123	$18,532

Reconciling items:
Interest expense, net	1,266	407	2,555	782
Depreciation and amortization	13,327	6,512	25,997	14,028
Share-based compensation expense	13,246	4,460	26,266	8,792
Foreign exchange impact	(269)	2,991	(852)	4,233
SeaSpine merger-related costs	8,206	—	28,946	—
Strategic investments	309	1,824	970	2,794
Acquisition-related fair value adjustments	8,149	(10,714)	19,785	(16,214)
Legal judgments/settlements	1,291	148	1,760	341
Medical device regulation	2,050	2,248	5,679	4,198
Business interruption - COVID-19	—	316	—	659
All other	262	189	262	266
Income (loss) before income taxes	$(37,918)	$3,042	$(98,245)	$(1,347)

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2023, totaled $37.6 million compared to $50.7 million at December 31, 2022. The following table presents the net change in cash and cash equivalents for the six months ended June 30, 2023, and 2022, respectively:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$(39,536)	$(12,622)	$(26,914)
Net cash provided by (used in) investing activities	4,265	(13,161)	17,426
Net cash provided by (used in) financing activities	21,791	(1,324)	23,115
Effect of exchange rate changes on cash	387	(1,204)	1,591
Net change in cash and cash equivalents	$(13,093)	$(28,311)	$15,218

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$(39,536)	$(12,622)	$(26,914)
Capital expenditures	(24,654)	(11,703)	(12,951)
Free cash flow	$(64,190)	$(24,325)	$(39,865)

Operating Activities

Cash flows from operating activities decreased $26.9 million

•
Unfavorable change in net loss of $98.4 million

•
Favorable change of $75.4 million associated with non-cash gains and losses, largely related to the amortization of the inventory fair value step up at acquisition, share-based compensation expense, changes in fair value of contingent consideration, depreciation and amortization, and inventory reserve expenses
•
Unfavorable change of $3.9 million relating to changes in working capital accounts, primarily attributable to changes in inventory levels and accounts payable, partially offset by recoupment activity associated with the CMS Accelerated and Advance Payment Program in the prior year and favorable changes in accounts receivable

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 55 days at June 30, 2023, compared to 59 days at June 30, 2022. Inventory turns decreased to 0.9 times as of June 30, 2023 compared to 1.3 times as of June 30, 2022.

Investing Activities

Cash flows from investing activities increased $17.4 million

•
Increase of $29.4 million attributable to cash acquired as a result of the Merger
•
Increase of $1.5 million associated with the payment of a contingent consideration milestone achieved in 2022 related to a previous asset acquisition
•
Partially offset by an increase of $13.0 million in capital expenditures, largely due to the inclusion of SeaSpine's financial results within the six months of 2023 financial results

Financing Activities

Cash flows from financing activities increased $23.1 million

•
Increase of $51.0 million associated with borrowings under our secured revolving credit facility for working capital purposes, including to fund certain Merger-related expenses, during 2023
•
Increase of $2.0 million related to the conclusion of the FITBONE Contract Manufacturing and Supply Agreement with Wittenstein, resulting in a $2.0 million payment in the first quarter of 2022
•
Partially offset by a decrease of $26.9 million associated with the termination and repayment of SeaSpine's credit facility
•
Further offset by a decrease in net proceeds of $1.8 million from the issuance of common shares and a decrease in other financing activities of $1.2 million

Credit Facilities

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

Additional borrowings were made under the credit facility subsequent to the closing of the acquisition and as of June 30, 2023, we had $51.0 million borrowings outstanding under our secured revolving credit facility. We borrowed an additional $8.0 million on July 5, 2023.

On June 13, 2023, we entered into a Limited Consent, Limited Waiver and Second Amendment to the Original Credit Agreement (the "Consent and Amendment" and the Original Credit Agreement as amended by the Consent and Amendment, the “Amended Credit Agreement”). Under the terms of the Consent and Amendment, the parties agreed to reduce the size of the secured revolving credit facility, off of which certain fees are based, from $300.0 million to $175.0 million, and to increase the applicable interest rate in certain circumstances. The maturity date of the credit facility remains October 25, 2024.

The Consent and Amendment permits us, for purposes of determining compliance with financial covenants in the Amended Credit Agreement, to include certain expense addbacks in our calculation of EBITDA and to increase the share of EBITDA attributable to certain foreign subsidiaries beginning with the fiscal quarter ended March 31, 2023. We also agreed to pledge under the Amended

Credit Agreement our ownership interest in our Italian subsidiary, Orthofix S.r.L., and cause Orthofix S.r.L. to become a loan party to the Amended Credit Agreement.

As of June 30, 2023, we had no borrowings outstanding under our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.0 million). We were in compliance with all required financial covenants of our credit facilities as of June 30, 2023.

Other

For information regarding contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

IGEA S.p.A Exclusive License and Distribution Agreement

In April 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, with certain payments contingent upon achieving an FDA milestone. As of June 30, 2023, we have a remaining liability under this agreement of $1.0 million which is accrued within other current liabilities.

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

Lattus Spine LLC ("Lattus") Contingent Consideration

In connection with the Merger, we assumed a contingent consideration obligation under a purchase agreement between SeaSpine and Lattus executed in December 2022. Under the terms of the agreement, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the contingent consideration arrangement as of June 30, 2023, was $9.9 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of June 30, 2023, we classified the remaining contingent consideration liability within other long-term liabilities. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined as earnings before interest income (expense), income taxes, depreciation, and amortization. Adjusted EBITDA is the primary metric used by our Chief Operating Decision Maker in managing the business. Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization and excludes the impact of: share-based compensation, gains and losses related to changes in foreign exchange rates, SeaSpine Merger-related costs, strategic investments, acquisition-related fair value adjustments, legal judgments and settlements, and charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

On January 5, 2023, the Company completed a merger of equals with SeaSpine, whose financial statements reflect total assets and revenues constituting 52% and 35%, respectively, of the condensed consolidated financial statement amounts as of and for the six months ended June 30, 2023. As permitted by the rules of the SEC, the Company will exclude SeaSpine from its annual assessment of the effectiveness on internal control over financial reporting for the year ending December 31, 2023, the year of acquisition. Management continue to monitor SeaSpine's internal controls over financial reporting.

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

We maintain a $175.0 million secured revolving credit facility secured by a pledge of substantially all of our property.

We and certain of our wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a Second Amended and Restated Credit Agreement (as amended to date, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $175.0 million secured revolving credit facility maturing on October 25, 2024. As of June 30, 2023, $51.0 million was outstanding under the facility, all of which was borrowed during the fiscal year. The effective interest rate on amounts borrowed was 6.4%, with accrued interest of $0.6 million as of June 30, 2023, within other current liabilities.

Certain of our subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of any obligations under the Amended Credit Agreement. The Borrowers' obligations under the Amended Credit Agreement are secured by a pledge of substantially all of the personal property assets of the Borrowers and each of the Guarantors, including accounts receivables, deposit accounts, intellectual property, investment property, and inventory, equipment, and equity interests in their respective subsidiaries.

The Amended Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions. In addition, the Amended Credit Agreement contains financial covenants requiring us to maintain, on a consolidated basis as of the last day of any fiscal quarter, a total net leverage ratio of not more than 3.5 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. The Amended Credit Agreement also includes events of default customary for facilities of this type, and upon the occurrence of an event of default, subject to customary cure rights, all outstanding amounts borrowed under the facility may be accelerated and/or the lenders’ commitments terminated.

We believe that we are in compliance with the covenants, and that there were no events of default, at June 30, 2023 (and in prior periods). However, there can be no assurance that we will be able to meet such financial covenants in future fiscal quarters. The failure to do so could result in an event of default, which could have a material adverse effect on our financial position in the event that we have significant amounts drawn under the facility at such time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the second quarter of 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 20, 2023 and incorporated herein by reference).

3.1(b)*	Amended and Restated Certificate of Incorporation (marked to show changes against prior version)

3.2(a)	Amended and Restated Bylaws, as amended (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 20, 2023 and incorporated herein by reference).

3.2(b)*	Amended and Restated Bylaws, as amended (marked to show changes against prior version)

10.1

Limited Consent, Limited Waiver and Second Amendment to Second Amended and Restated Credit Agreement, dated June 13, 2023, between Orthofix Medical Inc., certain subsidiaries thereof, JPMorgan Chase Bank, N.A., as administrative agent, and certain lender parties thereto (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 15, 2023 and incorporated herein by reference).

10.2

Change in Control and Severance Agreement, dated June 19, 2023, between the Company and Keith C. Valentine (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 2023 and incorporated herein by reference).

10.3

Change in Control and Severance Agreement, dated June 19, 2023, between the Company and John J. Bostjancic (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 2023 and incorporated herein by reference).

10.4

Change in Control and Severance Agreement, date June 19, 2023, between the Company and Kimberley A. Elting (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 2023 and incorporated herein by reference).

10.5

Change in Control and Severance Agreement, date June 19, 2023, between the Company and Kevin Kenny (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 2023 and incorporated herein by reference).

10.6

Change in Control and Severance Agreement, dated June 19, 2023, between the Company and Patrick L. Keran (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 2023 and incorporated herein by reference).

10.7

Amendment No. 4 to the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 20, 2023 and incorporated herein by reference).

10.8

Amendment No. 3 to the Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan (filed as an Exhibit to the Company's Current Report on Form 8-K dated June 20, 2023 and incorporated herein by reference).

10.9	Letter Agreement, dated April 4, 2023, between the Company and Kevin Kenny (filed as an Exhibit to the Company's Current Report on Form 8-K dated April 4, 2023 and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1#	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: August 8, 2023	By:	/s/ KEITH VALENTINE
	Name:	Keith Valentine
	Title:	President and Chief Executive Officer, Director

Date: August 8, 2023	By:	/s/ JOHN BOSTJANCIC
	Name:	John Bostjancic
	Title:	Chief Financial Officer