Form 10-Q
period 2023-09-30
Orthofix Medical Inc.
filed 2023-11-08
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, 36,756,607 shares of common stock were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$33,663	$50,700
Accounts receivable, net of allowances of $7,090 and $6,419, respectively	114,118	82,857
Inventories	221,745	100,150
Prepaid expenses and other current assets	24,170	22,283
Total current assets	393,696	255,990
Property, plant, and equipment, net	152,689	58,229
Intangible assets, net	121,021	47,388
Goodwill	194,767	71,317
Other long-term assets	43,479	25,705
Total assets	$905,652	$458,629

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$53,261	$27,598
Current portion of finance lease liability	693	652
Other current liabilities	98,576	55,374
Total current liabilities	152,530	83,624
Long-term borrowings under credit facility	70,000	—
Long-term portion of finance lease liability	18,715	19,239
Other long-term liabilities	48,924	18,906
Total liabilities	290,169	121,769
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 36,750 and 20,162 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,675	2,016
Additional paid-in capital	741,638	334,969
Retained earnings (accumulated deficit)	(127,970)	1,251
Accumulated other comprehensive loss	(1,860)	(1,376)
Total shareholders’ equity	615,483	336,860
Total liabilities and shareholders’ equity	$905,652	$458,629

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2023	2022	2023	2022
Net sales	$184,006	$113,996	$546,226	$338,484
Cost of sales	64,243	30,573	196,583	90,491
Gross profit	119,763	83,423	349,643	247,993
Sales and marketing	94,947	55,461	287,987	169,486
General and administrative	27,136	19,322	110,124	54,496
Research and development	18,559	11,943	61,290	35,913
Acquisition-related amortization and remeasurement (Note 12)	3,570	2,484	11,037	(9,678)
Operating loss	(24,449)	(5,787)	(120,795)	(2,224)
Interest expense, net	(1,576)	(277)	(4,131)	(1,059)
Other expense, net	(2,360)	(3,308)	(1,704)	(7,436)
Loss before income taxes	(28,385)	(9,372)	(126,630)	(10,719)
Income tax expense	(472)	(1,344)	(2,591)	(1,968)
Net loss	$(28,857)	$(10,716)	$(129,221)	$(12,687)

Net loss per common share:
Basic	$(0.77)	$(0.53)	$(3.53)	$(0.63)
Diluted	(0.77)	(0.53)	(3.53)	(0.63)
Weighted average number of common shares:
Basic	37,249	20,091	36,588	20,007
Diluted	37,249	20,091	36,588	20,007

Other comprehensive loss, before tax
Unrealized gain (loss) on debt securities	(310)	(236)	8	(749)
Currency translation adjustment	(1,442)	(2,105)	(492)	(4,413)
Other comprehensive loss, before tax	(1,752)	(2,341)	(484)	(5,162)
Income tax benefit (expense) related to other comprehensive loss	—	—	—	—
Other comprehensive loss, net of tax	(1,752)	(2,341)	(484)	(5,162)
Comprehensive loss	$(30,609)	$(13,057)	$(129,705)	$(17,849)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2022	20,162	$2,016	$334,969	$1,251	$(1,376)	$336,860
Net loss	—	—	—	(60,938)	—	(60,938)
Other comprehensive income, net of tax	—	—	—	—	430	430
Share-based compensation expense	—	—	13,020	—	—	13,020
Common shares issued in connection with SeaSpine merger	16,047	1,605	375,140	—	—	376,745
Common shares issued, net	254	26	(1,984)	—	—	(1,958)
At March 31, 2023	36,463	$3,647	$721,145	$(59,687)	$(946)	$664,159
Net loss	—	—	—	(39,426)	—	(39,426)
Other comprehensive income, net of tax	—	—	—	—	838	838
Share-based compensation expense	—	—	13,246	—	—	13,246
Common shares issued, net	270	26	1,142	—	—	1,168
At June 30, 2023	36,733	$3,673	$735,533	$(99,113)	$(108)	$639,985
Net loss	—	—	—	(28,857)	—	(28,857)
Other comprehensive loss, net of tax	—	—	—	—	(1,752)	(1,752)
Share-based compensation expense	—	—	6,274	—	—	6,274
Common shares issued, net	17	2	(169)	—	—	(167)
At September 30, 2023	36,750	$3,675	$741,638	$(127,970)	$(1,860)	$615,483

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
At December 31, 2021	19,837	$1,983	$313,951	$21,000	—	$336,934
Net loss	—	—	—	(4,460)	—	(4,460)
Other comprehensive loss, net of tax	—	—	—	—	(1,162)	(1,162)
Share-based compensation expense	—	—	4,332	—	—	4,332
Common shares issued, net	5	1	(70)	—	—	(69)
At March 31, 2022	19,842	$1,984	$318,213	$16,540	$(1,162)	$335,575
Net income	—	—	—	2,489	—	2,489
Other comprehensive loss, net of tax	—	—	—	—	(1,659)	(1,659)
Share-based compensation expense	—	—	4,460	—	—	4,460
Common shares issued, net	158	16	1,065	—	—	1,081
At June 30, 2022	20,000	$2,000	$323,738	$19,029	$(2,821)	$341,946
Net loss	—	—	—	(10,716)	—	(10,716)
Other comprehensive loss, net of tax	—	—	—	—	(2,341)	(2,341)
Share-based compensation expense	—	—	4,729	—	—	4,729
Common shares issued, net	7	1	(80)	—	—	(79)
At September 30, 2022	20,007	$2,001	$328,387	$8,313	$(5,162)	$333,539

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(129,221)	$(12,687)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	39,094	21,598
Inventory reserve expenses	24,013	9,856
Amortization of inventory fair value step up	29,006	—
Amortization of operating lease assets, debt costs, and other assets	4,506	2,321
Provision for expected credit losses	905	1,713
Deferred income taxes	1,148	21
Share-based compensation expense	32,540	13,521
Change in valuation of investment securities	(82)	254
Change in fair value of contingent consideration	(2,100)	(17,200)
Other	673	1,124
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	2,912	51
Inventories	(48,164)	(29,875)
Prepaid expenses and other current assets	925	16
Accounts payable	4,244	3,955
Other current liabilities	(20)	(4,571)
Contract liability	—	(4,791)
Other long-term assets and liabilities	562	808
Net cash provided by (used in) operating activities	(39,059)	(13,886)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(45,695)	(16,159)
Capital expenditures for intangible assets	(1,302)	(1,101)
Contingent consideration payments related to asset acquisitions	—	(1,500)
Cash acquired in the SeaSpine merger	29,419	—
Other investing activities	(500)	126
Net cash provided by (used in) investing activities	(18,078)	(18,634)
Cash flows from financing activities
Proceeds from issuance of common shares	2,377	2,400
Payments related to tax withholdings for share-based compensation	(3,334)	(1,467)
Payments related to finance lease obligation	(483)	(2,441)
Borrowings under credit facility	70,000	—
Payment of debt acquired from SeaSpine merger	(26,899)	—
Contingent consideration milestone payment	(920)	—
Other financing activities	(699)	(68)
Net cash provided by (used in) financing activities	40,042	(1,576)
Effect of exchange rate changes on cash	58	(2,091)
Net change in cash and cash equivalents	(17,037)	(36,187)
Cash and cash equivalents at the beginning of period	50,700	87,847
Cash and cash equivalents at the end of period	$33,663	$51,660

Noncash investing activities - Purchase of intangible assets	$—	$2,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2023.

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
Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (ASU 2023-06)

Adds interim and annual disclosure requirements to a variety of subtopics in the Accounting Standards Codification, including those focusing on accounting changes, earnings per share, debt and repurchase agreements. The guidance will be applied prospectively. The effective date will be the date when the SEC's removal of the related disclosure requirement becomes effective, with early adoption prohibited.

		Various	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

Other recently issued ASUs, excluding those ASUs that have already been disclosed as adopted or described above, were assessed and determined not applicable, or are expected to have minimal impact on the Company's condensed consolidated financial statements.

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

The Merger is being accounted for as an acquisition of SeaSpine by Orthofix under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. Therefore, Orthofix is treated as the acquirer for accounting purposes. In identifying the acquirer, Orthofix and SeaSpine considered the structure of the transaction and other actions contemplated by the merger agreement (the “Merger Agreement”), relative outstanding share ownership, market values, the composition of the combined company's board of directors, and the relative size of Orthofix and SeaSpine. Under the acquisition method of accounting, the assets and liabilities of SeaSpine and its subsidiaries have been recorded at their respective fair values as of the acquisition date.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Certain acquired assets and liabilities assumed were valued utilizing Level 3 inputs and assumptions. A final determination of the allocation of the purchase price to assets acquired and liabilities assumed has not been made and the following should be considered preliminary. The final determination is subject to completion of the Company's valuation of the assets acquired and liabilities assumed, including contingent liabilities and deferred income taxes, which it expects to complete within one year of the acquisition date. Subsequent adjustments to the preliminary purchase price allocation could be material.

(Unaudited, U.S. Dollars, in thousands)	Previously Reported	Adjustments	As Revised	Assigned Useful Life
Assets acquired:
Current assets
Cash and cash equivalents	$29,419	$—	$29,419
Accounts receivable, net	35,313	—	35,313
Inventories	132,636	—	132,636
Prepaid expenses and other current assets	4,590	—	4,590
Total current assets	201,958	—	201,958
Property, plant, and equipment, net	68,863	—	68,863
Customer relationships	33,100	—	33,100	13 years
Developed technology	47,200	—	47,200	6 - 8 years
In-process research and development ("IPR&D")	5,750	—	5,750	Indefinite
Other long-term assets	20,501	—	20,501
Total identifiable assets acquired	$377,372	$—	$377,372

Liabilities assumed:
Current liabilities
Accounts payable	$21,602	$—	$21,602
Other current liabilities	40,304	3,040	43,344
Total current liabilities	61,906	3,040	64,946
Long-term borrowings under SeaSpine credit facility	26,298	—	26,298
Other long-term liabilities	32,833	—	32,833
Total liabilities assumed	121,037	3,040	124,077
Net identifiable assets acquired	$256,335	$(3,040)	$253,295
Total fair value of consideration transferred	376,745	—	376,745
Residual goodwill	$120,410	$3,040	$123,450

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired in the Merger. During the three months ended September 30, 2023, the Company identified a contingent liability that existed as of the merger date. As a result, the Company recorded a $3.0 million adjustment to other current liabilities with a corresponding increase in goodwill. As of September 30, 2023, the Company recorded goodwill totaling $123.5 million, which was assigned to the Global Spine reporting segment. Specifically, the goodwill includes the assembled workforce and synergies associated with the combined entity. The goodwill is not deductible for tax purposes.

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

The Company recognized $0.1 million and $9.9 million in direct acquisition-related costs, which exclude integration-related activities, that were expensed during the three and nine months ended September 30, 2023, respectively. These costs are included in the condensed consolidated statements of operations and comprehensive income (loss), primarily within general and administrative expenses. The Company's results of operations included $62.9 million and $188.2 million of net sales from SeaSpine for the three and nine months ended September 30, 2023, respectively, and a net loss attributable to SeaSpine of $19.2 million and $72.1 million for the three and nine months ended September 30, 2023, respectively.

Pro Forma Financial Information

Due to the Merger closing on January 5, 2023, all SeaSpine financial results for fiscal year 2023, except for the first four days of January, are included in Orthofix's condensed consolidated statement of operations and comprehensive loss. The following unaudited pro forma financial information for the three and nine months ended September 30, 2023, and 2022, are based on the Company's historical condensed consolidated financial statements adjusted to reflect as if the Merger closed as of January 1, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in millions)	2023	2022	2023	2022
Net sales	$184.0	$181.1	$546.2	$512.6
Net loss	$(21.2)	$(32.5)	$(96.5)	$(102.4)

Integration and Restructuring Activities

The Company has incurred significant integration and restructuring costs in connection with the Merger. The following table summarizes integration costs incurred for the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in millions)	2023	2022	2023	2022
Compensation-related integration costs	$2.6	$—	$16.5	$—
International spine restructuring	1.1	—	1.1	—
Fee paid to financial advisor to the Merger	—	—	5.5	—
Professional fees / consulting fees	0.2	—	5.2	—
Product rationalization charges	1.3	—	6.1	—
Other costs to complete	0.1	—	1.3	—
Total	$5.3	$—	$35.7	$—

In the first quarter of 2023, the Company approved and initiated certain restructuring activities to streamline costs and to better align talent with operational needs following the consummation of the Merger. This program was expanded in the third quarter of 2023 to include further restructuring activities related to the Company's international spine business. The Company expects to incur total pre-tax expense of approximately $18.3 million associated with the restructuring activities, which will be recognized within operating expenses. The table below provides a summary of restructuring costs incurred during the period and the resulting liability as of September 30, 2023, which is recognized within other current liabilities:

(Unaudited, U.S. Dollars, in millions)	Balance as of December 31, 2022	Charges Incurred	Payments Made	Balance as of September 30, 2023
Severance costs	$—	$12.2	$(5.2)	$7.0
Retention costs	—	4.0	(0.4)	3.6
Payroll taxes	—	0.5	(0.1)	0.4
Total	$—	$16.7	$(5.7)	$11.0

4. Inventories

Inventories were as follows:

(Unaudited, U.S. Dollars, in thousands)	September 30, 2023	December 31, 2022
Raw materials	$26,422	$17,035
Work-in-process	54,631	19,243
Finished products	140,692	63,872
Inventories	$221,745	$100,150

5. Leases

A summary of the Company’s lease portfolio as of September 30, 2023, and December 31, 2022, is presented in the table below:

(Unaudited, U.S. Dollars, in thousands)	Classification	September 30, 2023	December 31, 2022
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$19,765	$6,788
Finance leases	Property, plant and equipment, net	16,599	17,360
Total ROU assets		$36,364	$24,148

Lease Liabilities
Current
Operating leases	Other current liabilities	$3,259	$1,638
Finance leases	Current portion of finance lease liability	693	652
Long-term
Operating leases	Other long-term liabilities	17,171	5,376
Finance leases	Long-term portion of finance lease liability	18,715	19,239
Total lease liabilities		$39,838	$26,905

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,538	$3,001
Operating cash flows from finance leases	643	665
Financing cash flows from finance leases	483	2,441
ROU assets obtained in exchange for lease obligations
Operating leases	15,771	5,429
Finance leases	—	—

6. Long-term debt

In connection with the closing of the Merger on January 5, 2023, the Company terminated SeaSpine's credit facility and all applicable commitments with Wells Fargo Bank, National Association and paid an aggregate amount of $26.9 million reflecting all of the outstanding obligations in respect of principal, interest, and fees, including a $0.6 million prepayment premium.

On January 3, 2023, the Company borrowed $30.0 million for working capital purposes, including to fund certain Merger-related expenses, under its secured revolving credit facility under the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., dated as of October 25, 2019 (as amended by the First Amendment thereto dated March 1, 2023, the "Prior Credit Agreement"), which credit facility had a maturity date of October 25, 2024. Subsequently, the Company borrowed an additional $40.0 million to fund working capital needs whereby, as of September 30, 2023, the Company had $70.0 million in principal amount of borrowings outstanding under the secured revolving credit facility. The table below provides a summary of borrowing activities during the nine months ended September 30, 2023:

(Unaudited, U.S. Dollars, in thousands)	Balance as of December 31, 2022	Long-term Borrowings Assumed Under the SeaSpine Credit Facility	Additional Borrowings	Pre-payment Penalty Incurred to Interest Expense, Net	Repayments Made	Balance as of September 30, 2023
SeaSpine credit facility	$—	$26,298	$—	$601	$(26,899)	$—
Orthofix secured revolving credit facility	—	—	70,000	—	—	70,000
Long-term borrowings under credit facility	$—	$26,298	$70,000	$601	$(26,899)	$70,000

As of September 30, 2023, the Company was in compliance with all required financial covenants under the Prior Credit Agreement. The effective interest rate on amounts borrowed was 7.3%, with interest accrued of $1.0 million as of September 30, 2023, within other current liabilities. Subsequent to September 30, 2023, the Company borrowed an additional $9.0 million under the Prior Credit Agreement to fund working capital needs.

On November 6, 2023, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and collateral agent (the “Agent”), and certain lenders party thereto. The Financing Agreement provides for a $100 million senior secured term loan (the “Initial Term Loan”), a $25 million senior secured delayed draw term loan facility (the “Delayed Draw Term Loan”), and a $25 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Initial Term Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each of which mature on November 6, 2027. In connection with entering into the Financing Agreement, the Company repaid in full amounts outstanding and terminated all commitments under the Prior Credit Agreement. The Initial Term Loan was fully funded on November 6, 2023. As of the date of this filing (November 8, 2023), the Company had not made any borrowings under the Delayed Draw Term Loan or the Revolving Credit Facility.

Borrowings under the Financing Agreement were and may be used for, among other things, the repayment in full of the Prior Credit Agreement, working capital, and other general corporate purposes of the Company. Borrowings under the Credit Facilities bear interest at a floating rate, which will be, at the Company’s option, either the three-month SOFR rate (subject to a floor of 3.00% and a credit spread adjustment of 0.26161%) (the “Adjusted Term SOFR Rate”) plus an applicable margin of 7.25%, or a base rate plus an applicable margin of 6.25%. A revolving unused line fee of 2.00% is payable monthly in arrears based on the average amount of the undrawn portion of each lender’s revolving credit commitments under the Revolving Credit Facility for the preceding month. A delayed draw unused fee equal to the Adjusted Term SOFR Rate plus a margin of 1.00% is payable monthly in arrears based on the average amount of the undrawn portion of each lender’s delayed draw term loan commitments in respect of the Delayed Draw Term Loan for the preceding month.

Certain of the Company’s existing and future material subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of the Company’s obligations under the Financing Agreement. The obligations of the Company and each of the Guarantors with respect to the Financing Agreement are secured by a pledge of substantially all assets of the Company and each of the Guarantors, including, without limitation, accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment, and equity interests in their respective subsidiaries.

The Financing Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions. In addition, the Financing Agreement contains financial covenants requiring the Company to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). The Financing Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated and/or the lenders’ commitments terminated.

The Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.8 million) as of September 30, 2023.

7. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	September 30, 2023				December 31, 2022
(Unaudited, U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical convertible loan agreements	$—	$—	$7,670	$7,670	$7,140
Neo Medical preferred equity securities	—	6,084	—	6,084	6,084
Bone Biologics equity securities	—	—	—	—	—
Other investments	—	—	1,286	1,286	1,726
Total	$—	$6,084	$8,956	$15,040	$14,950
Liabilities
Lattus contingent consideration	$—	$—	(9,100)	$(9,100)	$—
Spinal Kinetics contingent consideration	—	—	—	—	—
Deferred compensation plan	—	(1,413)	—	(1,413)	(1,515)
Total	$—	$(1,413)	$(9,100)	$(10,513)	$(1,515)

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

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Fair value of Neo Medical preferred equity securities at January 1	$6,084	$5,413
Conversion of loan into preferred equity securities	—	671
Fair value of Neo Medical preferred equity securities at September 30	$6,084	$6,084
Cumulative unrealized gain on Neo Medical preferred equity securities	$413	$413

The Company elected to convert the Second Convertible Loan into shares of Neo Medical’s preferred equity securities in January 2022. The Convertible Loan is recorded in other long-term assets as an available for sale debt security as of September 30, 2023. The fair value of the Convertible Loan is based upon significant unobservable inputs, including the use of option-pricing models, Monte Carlo simulations for certain periods, and a probability-weighted discounted cash flow model, requiring the Company to develop its own assumptions. Therefore, the Company categorized this investment as a Level 3 financial asset.

Some of the more significant unobservable inputs used in the fair value measurement of the Convertible Loan include applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Holding other inputs constant, changes in these assumptions could result in a significant change in the fair value of the Convertible Loan. If the amortized cost of the Convertible Loan exceeds its estimated fair value, the security is deemed to be impaired, and must be evaluated for the recognition of a credit loss. As of September 30, 2023, the Company has not recognized any credit loss related to the Convertible Loan.

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loans, measured at fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Fair value of Neo Medical Convertible Loans at January 1	$7,140	$7,148
Interest recognized in interest income, net	367	326
Foreign currency remeasurement recognized in other expense, net	54	(437)
Unrealized gain (loss) recognized in other comprehensive loss	109	(766)
Conversion of Second Convertible Loan into preferred equity securities	—	(671)
Fair value of Neo Medical Convertible Loans at September 30	$7,670	$5,600
Amortized cost basis of Neo Medical Convertible Loans at September 30	$6,328	$5,425

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of September 30, 2023:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of September 30, 2023	Unobservable inputs	Estimate
Neo Medical Convertible Loan	$7,670	Cost of equity discount rate	19.4%
		Estimated equity volatility	80.6%

Bone Biologics Equity Securities

Until August 2022, the Company held an investment in common stock of Bone Biologics Inc. (“Bone Biologics”, NASDAQ: BBLG), a developer of orthobiologic products. The Company disposed of its remaining holdings in Bone Biologics equity securities during the third quarter of 2022.

Other Investments

Other investments represent assets and investments recorded at fair value that are not deemed to be material for disclosure on an individual basis. The fair value of these assets is based upon significant unobservable inputs, such as probability-weighted discounted cash flow models, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets. As of September 30, 2023, this balance was classified within other long-term assets.

Spinal Kinetics Contingent Consideration

The Company recognized a contingent consideration obligation in connection with the acquisition of Spinal Kinetics in 2018. The fair value of the remaining Spinal Kinetics contingent consideration, attributable to a revenue-based milestone, was concluded to be zero as of September 30, 2023, as the Company did not achieve the milestone prior to April 30, 2023, the end of the measurement period for achieving such milestone.

The following table provides a reconciliation of the beginning and ending balances for the Spinal Kinetics contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Spinal Kinetics contingent consideration estimated fair value at January 1	$—	$17,200
Decrease in fair value recognized in acquisition-related amortization and remeasurement	—	(17,200)
Spinal Kinetics contingent consideration estimated fair value at September 30	$—	$—

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

The estimated fair value of the Lattus contingent consideration as of the closing of the Merger, January 5, 2023, was $11.2 million. The estimated fair value of the Lattus contingent consideration is determined using a Monte Carlo simulation and a discounted cash flow model requiring significant inputs which are not observable in the market. The significant inputs include assumptions related to the timing and probability of certain product launch dates, estimated future sales of the products, revenue risk-adjusted discount rate, revenue volatility, and discount rates matched to the timing of payments. The following table provides a reconciliation of the beginning and ending balances for the Lattus contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2023	2022
Lattus contingent consideration estimated fair value at January 5	$11,200	$—
Decrease in fair value recognized in acquisition-related amortization and remeasurement	(2,100)	—
Lattus contingent consideration estimated fair value at September 30	$9,100	$—

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of September 30, 2023:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of September 30, 2023	Unobservable inputs	Estimate
Lattus Contingent Consideration	$9,100	Counterparty discount rate	9.5%
		Revenue risk-adjusted discount rate	7.0%

8. Commitments and Contingencies

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase. Under these agreements, the purchase price would be paid in shares of the Company's common stock. Based on the closing price of the Company's common stock as of September 30, 2023, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 1.7 million shares. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor in regard to the consummation of the potential acquisition.

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

The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded an expense of $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and an expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company has accrued $7.0 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

9. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loans	Other Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(2,482)	$1,005	$101	$(1,376)
Other comprehensive income (loss)	(492)	109	(101)	(484)
Income taxes	—	—	—	—
Balance at September 30, 2023	$(2,974)	$1,114	$—	$(1,860)

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are two product categories: (i) Bone Growth Therapies, and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Bone Growth Therapies	$53,359	$46,531	14.7%
Spinal Implants, Biologics, and Enabling Technologies	100,993	39,655	154.7%
Global Spine	154,352	86,186	79.1%
Global Orthopedics	29,654	27,810	6.6%

Net sales	$184,006	$113,996	61.4%

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Bone Growth Therapies	$153,735	$136,244	12.8%
Spinal Implants, Biologics, and Enabling Technologies	307,799	123,379	149.5%
Global Spine	461,534	259,623	77.8%
Global Orthopedics	84,692	78,861	7.4%
Net sales	$546,226	$338,484	61.4%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Product sales	$170,666	$100,485	$506,992	$296,652
Marketing service fees	13,340	13,511	39,234	41,832
Net sales	$184,006	$113,996	$546,226	$338,484

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

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Allowance for expected credit losses beginning balance	$7,015	$5,589	$6,419	$4,944
Addition resulting from the Merger with SeaSpine	—	—	137	—
Current period provision for expected credit losses	415	574	905	1,713
Write-offs charged against the allowance and other	(214)	10	(334)	(236)
Effect of changes in foreign exchange rates	(126)	(225)	(37)	(473)
Allowance for expected credit losses ending balance	$7,090	$5,948	$7,090	$5,948

11. Business segment information

The Company has two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization (“adjusted EBITDA,” a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the SeaSpine merger and other strategic investments, acquisition-related fair value adjustments, legal judgments and settlements, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation, and certain other activities. Corporate activities are comprised of operating expenses not directly identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The table below presents adjusted EBITDA by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Adjusted EBITDA by reporting segment
Global Spine	$22,593	$16,601	$58,832	$45,244
Global Orthopedics	477	2,648	386	2,624
Corporate	(9,549)	(4,994)	(32,574)	(15,081)
Consolidated adjusted EBITDA	$13,521	$14,255	$26,644	$32,787

Reconciling items:
Interest expense, net	$1,576	$277	$4,131	$1,059
Depreciation and amortization	13,097	7,570	39,094	21,598
Share-based compensation expense	6,274	4,729	32,540	13,521
Foreign exchange impact	1,909	3,253	1,057	7,486
SeaSpine merger-related costs	5,416	—	34,362	—
Strategic investments	913	3,390	1,883	6,184
Acquisition-related fair value adjustments	7,122	419	26,907	(15,795)
Legal judgments/settlements	3,851	125	5,611	466
Medical device regulation	1,840	2,590	7,519	6,883
Business interruption - COVID-19	—	1,215	—	1,874
All other	(92)	59	170	230
Loss before income taxes	$(28,385)	$(9,372)	$(126,630)	$(10,719)

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Global Spine
U.S.	$145,764	$81,414	$432,581	$244,379
International	8,588	4,772	28,953	15,244
Total Global Spine	154,352	86,186	461,534	259,623

Global Orthopedics
U.S.	7,482	6,588	21,341	18,818
International	22,172	21,222	63,351	60,043
Total Global Orthopedics	29,654	27,810	84,692	78,861

Consolidated
U.S.	153,246	88,002	453,922	263,197
International	30,760	25,994	92,304	75,287
Net sales	$184,006	$113,996	$546,226	$338,484

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) remeasurement of any related contingent consideration arrangements, and (iii) recognized costs associated with acquired IPR&D assets, which are recognized immediately upon acquisition. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Amortization of acquired intangibles	$4,370	$2,070	$13,137	$6,122
Changes in fair value of contingent consideration	(800)	(986)	(2,100)	(17,200)
Acquired IPR&D	—	1,400	—	1,400
Total	$3,570	$2,484	$11,037	$(9,678)

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Cost of sales	$463	$195	$1,416	$611
Sales and marketing	2,092	948	6,892	2,929
General and administrative	2,832	3,285	21,103	9,461
Research and development	887	301	3,129	520
Total	$6,274	$4,729	$32,540	$13,521

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Stock options	$1,429	$294	$6,582	$858
Time-based restricted stock awards and units	4,263	2,467	24,344	7,047
Market-based / performance-based restricted stock units	54	1,626	167	4,567
Stock purchase plan	528	342	1,447	1,049
Total	$6,274	$4,729	$32,540	$13,521

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

During the three months ended September 30, 2023, and 2022, the Company issued 16,411 and 7,057 shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the nine months ended September 30, 2023, and 2022, the Company issued 0.5 million and 0.2 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

On September 12, 2023, the Company announced the termination of the Company's former Chief Executive Officer, former Chief Financial Officer, and former Chief Legal Officer. This change in leadership resulted in a recognized benefit of $1.1 million and $0.1 million for the three and nine months ended September 30, 2023, related to the forfeiture of outstanding equity grants, net of any incremental share-based compensation expense related to interim leaders appointed to these roles.

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefited by the Company’s U.S. and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and nine months ended September 30, 2023. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended September 30, 2023, and 2022, the effective tax rate was (1.7%) and (14.3%), respectively. For the nine months ended September 30, 2023, and 2022, the effective tax rate was (2.0%) and (18.4%), respectively. The primary factors affecting the Company’s effective tax rate for the three and nine months ended September 30, 2023, were certain losses not benefitted and tax amortization on certain acquired intangibles.

15. Earnings per share (“EPS”)

For the three and nine months ended September 30, 2023, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, In thousands)	2023	2022	2023	2022
Weighted average common shares-basic	37,249	20,091	36,588	20,007
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares-diluted	37,249	20,091	36,588	20,007

There were 6.3 million and 2.4 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the three months ended September 30, 2023, and 2022, respectively, and 6.8 million and 2.2 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the nine months ended September 30, 2023, and 2022, respectively, because inclusion of these awards was anti-dilutive.

16. Goodwill

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

In the third quarter of 2023, the Company announced the termination of the former President and Chief Executive Officer, former Chief Financial Officer, and former Chief Legal Officer, from their respective roles. Immediately following the announcement, the Company's market capitalization decreased by approximately 30%, indicating that an impairment may exist. As a result, the Company performed an interim quantitative assessment of its goodwill as of September 30, 2023.

The Company estimated the fair value of each reporting unit using a weighted average of the fair value derived from both an income approach and a market approach (all Level 3 fair value measurements). Upon performing its assessment, the Company determined its Global Spine reporting unit's fair value exceed its carrying value of net assets as of September 30, 2023.

The following table presents the net carrying value of goodwill as of September 30, 2023, and any activity recognized during the year-to-date period, including accumulated goodwill impairment losses by reportable segment:

(Unaudited, U.S. Dollars, in thousands)	Balance as of December 31, 2022	Goodwill Acquired in the Merger with SeaSpine	Impairment Recognized within Acquisition-related Amortization and Remeasurement	Balance as of September 30, 2023
Global Spine - Gross	$71,317	$123,450	$—	$194,767
Global Spine - Accumulated Impairment Loss	—	—	—	$—
Global Spine - Net	$71,317	$123,450	$—	$194,767

Global Orthopedics - Gross	$11,822	$—	$—	$11,822
Global Orthopedics - Accumulated Impairment Loss	(11,822)	—	—	$(11,822)
Global Orthopedics - Net	$—	$—	$—	$—

Goodwill, net of accumulated impairment losses	$71,317	$123,450	$—	$194,767

17. Subsequent Events

As further described above in Note 6, on November 6, 2023, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and collateral agent (the “Agent”), and certain lenders party thereto. The Financing Agreement provides for a $100 million senior secured term loan (the “Initial Term Loan”), a $25 million senior secured delayed draw term loan facility (the “Delayed Draw Term Loan”), and a $25 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Initial Term Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each of which mature on November 6, 2027. In connection with entering into the Financing Agreement, the Company repaid in full amounts outstanding and terminated all commitments under the Prior Credit Agreement. The Initial Term Loan was fully funded on November 6, 2023. As of the date of this filing (November 8, 2023), the Company had not made any borrowings under the Delayed Draw Term Loan or the Revolving Credit Facility.

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

Notable financial metrics in the third quarter of 2023 and recent achievements include the following:

•
Net sales of $184.0 million, an increase of 61% on a reported and 60% on a constant currency basis over prior year, largely as a result of the Merger
•
Bone Growth Therapies growth of 15%, marking three consecutive quarters with double-digit net sales increases, with growth coming from both spine and fracture portfolios
•
Spinal Implants, Biologics, and Enabling Technologies sales growth of 155% on a reported basis over prior year
•
Global Orthopedics net sales increase of 7% on a reported basis over prior year

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2023 (%)	2022 (%)	2023 (%)	2022 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	34.9	26.8	36.0	26.7
Gross profit	65.1	73.2	64.0	73.3
Sales and marketing	51.7	48.7	52.7	50.1
General and administrative	14.7	16.9	20.2	16.1
Research and development	10.1	10.5	11.2	10.6
Acquisition-related amortization and remeasurement	1.9	2.2	2.0	(2.8)
Operating loss	(13.3)	(5.1)	(22.1)	(0.7)
Net loss	(15.7)	(9.4)	(23.7)	(3.7)

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended September 30,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Reported	Constant Currency
Bone Growth Therapies	$53,359	$46,531	14.7%	14.7%
Spinal Implants, Biologics, and Enabling Technologies	100,993	39,655	154.7%	154.5%
Global Spine	154,352	86,186	79.1%	79.0%
Global Orthopedics	29,654	27,810	6.6%	0.7%
Net sales	$184,006	$113,996	61.4%	59.9%

	Nine Months Ended September 30,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Reported	Constant Currency
Bone Growth Therapies	$153,735	$136,244	12.8%	12.8%
Spinal Implants, Biologics, and Enabling Technologies	307,799	123,379	149.5%	149.5%
Global Spine	461,534	259,623	77.8%	77.8%
Global Orthopedics	84,692	78,861	7.4%	6.1%
Net sales	$546,226	$338,484	61.4%	61.1%

Global Spine

Global Spine offers the following product categories:

-
Bone Growth Therapies, which manufactures, distributes, sells, and provides support services for market leading devices used adjunctively in high-risk spinal fusion procedures and to treat both non-union and acute fractures in the orthopedic space. Bone Growth Therapies uses distributors and a direct sales channel to sell its devices and provide associated support services to hospitals, healthcare providers, and patients in the U.S.
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

Three months ended September 30, 2023 compared to 2022

Net sales of $154.4 million, an increase of $68.2 million or 79.1%

•
Bone Growth Therapies net sales increased $6.8 million or 14.7%, largely driven by (i) an increase in complex spine procedures, which are typically paired within our CervicalStim and SpinalStim devices, (ii) increased reimbursement rates that were approved by Medicare for 2023, (iii) growth in our spine and fracture sales channels as a result of investments made in the commercial channel in the prior year, and (iv) the launch of AccelStim for the healing of fresh and non-union fractures
•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $61.3 million or 154.7%, primarily due to the contribution of SeaSpine net sales in the third quarter of 2023 in addition to growth driven by the onboarding of new, high-volume distribution partners along with multiple recent product launches

Nine months ended September 30, 2023 compared to 2022

Net sales of $461.5 million, an increase of $201.9 million or 77.8%

•
Bone Growth Therapies net sales increased $17.5 million or 12.8%, largely driven by (i) a continued increase in complex spine procedures, (ii) increased reimbursement rates that were approved by Medicare for 2023, (iii) growth in our spine and fracture sales channels as a result of investments made in the prior year, and (iv) the launch of AccelStim
•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $184.4 million or 149.5%, primarily due to the contribution of SeaSpine net sales and growth driven by the onboarding of new, high-volume distribution partners along with multiple recent product launches

Global Orthopedics

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

Three months ended September 30, 2023 compared to 2022

Net sales of $29.7 million, an increase of $1.8 million or 6.6%

•
Growth of 13.6% in the U.S., primarily due to recent product launches and commercial execution within our U.S. sales channel
•
International growth of 4.5% on a reported basis, largely due to favorable movements in foreign exchange rates, which had a favorable impact on net sales of $1.6 million in the quarter, partially offset by a small decrease in stocking distributor orders and in certain direct international markets as a result of macroeconomic headwinds

Nine months ended September 30, 2023 compared to 2022

Net sales of $84.7 million, an increase of $5.8 million or 7.4%

•
Growth of 13.4% in the U.S. largely as a result of investments made in recent product launches and commercial execution within our sales channel
•
International growth of 3.8% on a constant currency basis, largely due to an increase in stocking distributor orders and as a result of recent product launches
•
Increase of $1.0 million due to movement in foreign current exchange rates, which had a favorable impact on net sales in 2023

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Net sales	$184,006	$113,996	61.4%	$546,226	$338,484	61.4%
Cost of sales	64,243	30,573	110.1%	196,583	90,491	117.2%
Gross profit	$119,763	$83,423	43.6%	$349,643	$247,993	41.0%
Gross margin	65.1%	73.2%	(8.1%)	64.0%	73.3%	-9.3%

Three months ended September 30, 2023 compared to 2022

Gross profit increased $36.3 million

•
Gross profit largely increased due to the contribution of SeaSpine results in the third quarter of 2023, as SeaSpine contributed approximately $62.9 million in net sales
•
Partially offset by $7.9 million in amortization of the inventory fair value step up at acquisition, which is being recognized over the expected sales cycles of the acquired inventory
•
Further offset by approximately $1.4 million in inventory-related charges as a result of product rationalization decisions that have been made related to the Merger

Nine months ended September 30, 2023 compared to 2022

Gross profit increased $101.7 million

•
Gross profit largely increased due to the contribution of SeaSpine results in the third quarter of 2023, as SeaSpine contributed approximately $188.2 million in net sales
•
Partially offset by $29.0 million in amortization of the inventory fair value step up at acquisition, which is being recognized over the expected sales cycles of the acquired inventory

•
Further offset by approximately $5.7 million in inventory-related charges as a result of product rationalization decisions that have been made related to the Merger

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$94,947	$55,461	71.2%	$287,987	$169,486	69.9%
As a percentage of net sales	51.5%	48.7%	2.8%	52.7%	50.1%	2.6%

Three months ended September 30, 2023 compared to 2022

Sales and marketing expense increased $39.5 million

•
Increase largely due to the contribution of SeaSpine results in the third quarter of 2023 and the overall increase in net sales as compared to the prior year period, which resulted in increased variable expenses, such as commissions and bonus expenses associated with the achievement of sales objectives
•
Included within sales and marketing expenses for the third quarter of 2023 are integration-related expenses of $1.3 million, which are mainly severance and retention costs

Nine months ended September 30, 2023 compared to 2022

Sales and marketing expense increased $118.5 million

•
Increase largely due to the contribution of SeaSpine results in the third quarter of 2023 and the overall increase in net sales as compared to the prior year period, which resulted in increased variable expenses, such as commissions and bonus expenses associated with the achievement of sales objectives
•
Included within sales and marketing expenses for 2023 are integration-related expenses of $4.3 million, which are mainly related to severance and retention costs

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
General and administrative	$27,136	$19,322	40.4%	$110,124	$54,496	102.1%
As a percentage of net sales	14.7%	16.9%	(2.2%)	20.2%	16.1%	4.1%

Three months ended September 30, 2023 compared to 2022

General and administrative expense increased $7.8 million

•
Increase largely due to the contribution of SeaSpine results in the third quarter of 2023 and resulting integration costs incurred as a result of the Merger
•
Increase also driven by approximately $3.4 million in costs associated with the Board of Directors' independent investigation conducted by independent outside legal counsel, which resulted in the termination of three former executives
•
Partially offset by a decrease of $2.9 million associated with due diligence efforts and transaction costs incurred in 2022 prior to the closing of the Merger
•
Further offset by a $0.5 million decrease in share-based compensation expense resulting from (i) a $1.1 million recognized benefit related to the forfeiture of outstanding equity grants due to executive leadership changes, partially offset by increases from (ii) a larger employee base post-Merger, and (iii) accelerated vesting of certain equity-based awards as a result of the Merger

Nine months ended September 30, 2023 compared to 2022

General and administrative expense increased $55.6 million

•
Increase largely due to the contribution of SeaSpine results in 2023 and resulting integration costs incurred as a result of the Merger, partially offset by a reduction in due diligence and transaction costs incurred prior to the closing of the Merger

•
Included within general and administrative expenses for 2023 are merger and integration related expense of $21.4 million, which are mainly comprised of (i) professional fees totaling $10.8 million, inclusive of a $5.5 million payment to Orthofix's financial advisor for the Merger upon closing of the transaction, and (ii) severance and retention costs totaling $9.9 million
•
Increase of $11.6 million in share-based compensation expense as a result of (i) a larger employee base post-Merger and (ii) from accelerated vesting of certain equity-based awards as a result of the Merger, partially offset by a recognized benefit related to the forfeiture of outstanding equity grants due to executive leadership changes
•
Increases of approximately $3.4 million in costs associated with the Board of Directors' independent investigation conducted by independent outside legal counsel, which resulted in the termination of three former executives

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Research and development	$18,559	$11,943	55.4%	$61,290	$35,913	70.7%
As a percentage of net sales	10.1%	10.5%	(0.4%)	11.2%	10.6%	0.6%

Three months ended September 30, 2023 compared to 2022

Research and development expense increased $6.6 million

•
Increase largely due to the contribution of SeaSpine results in the third quarter of 2023 and resulting integration costs incurred as a result of the Merger
•
Included within research and development expenses for the third quarter of 2023 are merger and integration-related expenses of $0.4 million, which are mainly comprised of severance and retention costs
•
Partially offset by a decrease of $0.9 million in costs to comply with the European Union Medical Device Regulations

Nine months ended September 30, 2023 compared to 2022

Research and development expense increased $25.4 million

•
Increase largely due to the contribution of SeaSpine results in 2023 and resulting integration costs incurred as a result of the Merger
•
Included within research and development expenses for 2023 are merger and integration-related expenses of $2.4 million, which are mainly comprised of severance and retention costs
•
Increase of $0.8 million related to the attainment of a development milestone with MTF Biologics achieved in the first quarter of 2023
•
Partially offset by a decrease of $0.7 million in costs to comply with the European Union Medical Device Regulations

Acquisition-related Amortization and Remeasurement

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Acquisition-related amortization and remeasurement	$3,570	$2,484	43.7%	$11,037	$(9,678)	(214.0%)
As a percentage of net sales	1.9%	2.2%	(0.3%)	2.0%	(3.0%)	5.0%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions, (ii) remeasurement of any related contingent consideration arrangements, and (iii) recognized costs associated with IPR&D assets, which are recognized immediately upon acquisition.

Three months ended September 30, 2023 compared to 2022

Acquisition-related amortization and remeasurement increased $1.1 million

•
Increase in amortization expense of $2.4 million during the third quarter of 2023 associated with intangible assets recognized as a result of the Merger

•
Partially offset by $1.4 million in costs recognized in the third quarter of 2022 associated with the acquisition of in-process research and development assets, recognized immediately upon acquisition, related to our License and Distribution Agreement with CGBio Co., Ltd.

Nine months ended September 30, 2023 compared to 2022

Acquisition-related amortization and remeasurement increased $20.7 million

•
Increase of $17.2 million related to a benefit recognized in 2022 from the remeasurement of potential revenue-based milestone payments associated with the Spinal Kinetics acquisitions; we did not achieve the remaining milestone prior to April 30, 2023, the end of the measurement period for achieving such milestone
•
Increase in amortization expense of $7.1 million during 2023 associated with intangible assets recognized as a result of the Merger
•
Partially offset by a benefit of $2.1 million recognized in 2023 associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the Merger

Non-operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Interest expense, net	$(1,576)	$(277)	469.0%	$(4,131)	$(1,059)	290.1%
Other income (expense), net	(2,360)	(3,308)	(28.7%)	(1,704)	(7,436)	(77.1%)

Three months ended September 30, 2023 compared to 2022

Interest expense, net increased $1.3 million

•
Increase of $1.3 million attributable to an increase in secured revolving credit facility borrowings outstanding in the third quarter of 2023 as no such balance was outstanding in the prior year

Nine months ended September 30, 2023 compared to 2022

Interest expense, net increased $3.1 million

•
Increase of $2.6 million attributable to an increase in secured revolving credit facility borrowings outstanding in 2023 as no such balance was outstanding in the prior year
•
Increase of $0.6 million attributable to an early termination prepayment penalty associated with the payoff of the assumed indebtedness of SeaSpine as of the close of the Merger

Three months ended September 30, 2023 compared to 2022

Other income (expense), net increased $0.9 million

•
Increase of $1.3 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $1.9 million in the third quarter of 2023 compared to a loss of $3.3 million in the third quarter of 2022
•
Partially offset by the recognition of a $0.4 million impairment loss on a held-for-sale investment security in the third quarter of 2023

Nine months ended September 30, 2023 compared to 2022

Other income (expense), net increased $5.7 million

•
Increase of $6.4 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $1.1 million in 2023 compared to a loss of $7.5 million in 2022
•
Partially offset by the recognition of a $0.4 million impairment loss on a held-for-sale investment security in the third quarter of 2023

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	% Change	2023	2022	% Change
Income tax expense	$472	$1,344	(64.9%)	$2,591	$1,968	31.7%
Effective tax rate	(1.7%)	(14.3%)	12.6%	(2.0%)	(18.4%)	16.4%

Three months ended September 30, 2023 compared to 2022

•
Decrease in tax expense compared to the prior year period is attributable to lower cash taxes in the US of $1.3 million partially offset by increased amortization expense on long lived intangible assets of $0.4 million.

Nine months ended September 30, 2023 compared to 2022

•
Increase in tax expense compared to the prior year period is attributable to increased amortization expense on long lived intangible assets of $1.2 million and higher taxes on foreign earnings of $0.4 million, offset by lower cash taxes in the US of $0.9 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	2023	2022
Adjusted EBITDA by reporting segment
Global Spine	$22,593	$16,601	$58,832	$45,244
Global Orthopedics	477	2,648	386	2,624
Corporate	(9,549)	(4,994)	(32,574)	(15,081)
Consolidated adjusted EBITDA	$13,521	$14,255	$26,644	$32,787

Reconciling items:
Interest expense, net	$1,576	$277	$4,131	$1,059
Depreciation and amortization	13,097	7,570	39,094	21,598
Share-based compensation expense	6,274	4,729	32,540	13,521
Foreign exchange impact	1,909	3,253	1,057	7,486
SeaSpine merger-related costs	5,416	—	34,362	—
Strategic investments	913	3,390	1,883	6,184
Acquisition-related fair value adjustments	7,122	419	26,907	(15,795)
Legal judgments/settlements	3,851	125	5,611	466
Medical device regulation	1,840	2,590	7,519	6,883
Business interruption - COVID-19	—	1,215	—	1,874
All other	(92)	59	170	230
Loss before income taxes	$(28,385)	$(9,372)	$(126,630)	$(10,719)

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2023, totaled $33.7 million compared to $50.7 million at December 31, 2022. The following table presents the net change in cash and cash equivalents for the nine months ended September 30, 2023, and 2022, respectively:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$(39,059)	$(13,886)	$(25,173)
Net cash provided by (used in) investing activities	(18,078)	(18,634)	556
Net cash provided by (used in) financing activities	40,042	(1,576)	41,618
Effect of exchange rate changes on cash	58	(2,091)	2,149
Net change in cash and cash equivalents	$(17,037)	$(36,187)	$19,150

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$(39,059)	$(13,886)	$(25,173)
Capital expenditures	(46,997)	(17,260)	(29,737)
Free cash flow	$(86,056)	$(31,146)	$(54,910)

Operating Activities

Cash flows from operating activities decreased $25.2 million

•
Unfavorable change in net loss of $116.9 million
•
Favorable change of $96.5 million associated with non-cash gains and losses, largely related to the amortization of the inventory fair value step up at acquisition, share-based compensation expense, changes in fair value of contingent consideration, depreciation and amortization, and inventory reserve expenses
•
Unfavorable change of $4.8 million relating to changes in working capital accounts, primarily attributable to changes in inventory levels, partially offset by recoupment activities associated with the CMS Accelerated and Advance Payment Program in prior year and favorable changes in other current liabilities, prepaid expenses and other current assets, and accounts receivable

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 57 days at September 30, 2023, compared to 61 days at September 30, 2022. Inventory turns decreased to 1.0 times as of September 30, 2023 compared to 1.2 times as of September 30, 2022.

Investing Activities

Cash flows from investing activities increased $0.6 million

•
Increase of $29.4 million attributable to cash acquired as a result of the Merger
•
Increase of $0.9 million associated with the payment of a contingent consideration milestone achieved in 2022 related to a previous asset acquisition
•
Partially offset by an increase of $29.5 million in capital expenditures, largely due to the inclusion of SeaSpine's financial results within the 2023 financial results

Financing Activities

Cash flows from financing activities increased $41.6 million

•
Increase of $70.0 million associated with our secured revolving credit facility borrowings for working capital purposes, including to fund certain Merger-related expenses, during 2023

•
Increase of $2.0 million related to the conclusion of the FITBONE Contract Manufacturing and Supply Agreement with Wittenstein, resulting in a $2.0 million payment in the first quarter of 2022
•
Partially offset by a decrease of $26.9 million associated with the termination and repayment of SeaSpine's credit facility
•
Further offset by a decrease in net proceeds of $1.9 million from the issuance of common shares and a decrease in other financing activities of $1.6 million

Credit Facilities

On January 3, 2023, we borrowed $30.0 million for working capital purposes, including to fund certain Merger-related expenses under our secured revolving credit facility under the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., dated as of October 25, 2019 (as amended by the First Amendment thereto dated March 1, 2023, the "Prior Credit Agreement"), which credit facility had a maturity date of October 25, 2024. Following the completion of the Merger, we terminated SeaSpine's credit facility and all applicable commitments with Wells Fargo Bank, National Association and repaid all outstanding obligations in respect to principal, interest, and fees on January 5, 2023.

Additional borrowings were made under the Prior Credit Agreement subsequent to the closing of the Merger and as of September 30, 2023, we had $70.0 million borrowings outstanding under the Prior Credit Agreement. We borrowed an additional $9.0 million on October 10, 2023.

On November 6, 2023, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and collateral agent (the “Agent”), and certain lenders party thereto. The Financing Agreement provides for a $100 million senior secured term loan (the “Initial Term Loan”), a $25 million senior secured delayed draw term loan facility (the “Delayed Draw Term Loan”), and a $25 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Initial Term Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each of which mature on November 6, 2027. In connection with entering into the Financing Agreement, we repaid in full amounts outstanding and terminated all commitments under the Prior Credit Agreement. The Initial Term Loan was fully funded on November 6, 2023. As of the date of this filing (November 8, 2023), we had not made any borrowings under the Delayed Draw Term Loan or the Revolving Credit Facility.

Borrowings under the Financing Agreement were and may be used for, among other things, the repayment in full of the Prior Credit Agreement, working capital, and other general corporate purposes. Borrowings under the Credit Facilities bear interest at a floating rate, which will be, at our option, either the three-month SOFR rate (subject to a floor of 3.00% and a credit spread adjustment of 0.26161%) (the “Adjusted Term SOFR Rate”) plus an applicable margin of 7.25%, or a base rate plus an applicable margin of 6.25%. A revolving unused line fee of 2.00% is payable monthly in arrears based on the average amount of the undrawn portion of each lender’s revolving credit commitments under the Revolving Credit Facility for the preceding month. A delayed draw unused fee equal to the Adjusted Term SOFR Rate plus a margin of 1.00% is payable monthly in arrears based on the average amount of the undrawn portion of each lender’s delayed draw term loan commitments in respect of the Delayed Draw Term Loan for the preceding month.

Certain of our existing and future material subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of our obligations under the Financing Agreement. Our obligations and each of the Guarantors with respect to the Financing Agreement are secured by a pledge of substantially all of our assets and the assets of each of the Guarantors, including, without limitation, accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment, and equity interests in their respective subsidiaries.

The Financing Agreement contains customary affirmative and negative covenants, including limitations on our and our subsidiaries' ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions. In addition, the Financing Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). The Financing Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated and/or the lenders’ commitments terminated.

As of September 30, 2023, we had no borrowings outstanding under our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.8 million). We were in compliance with all required financial covenants of our credit facilities as of September 30, 2023.

Other

For information regarding contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

IGEA S.p.A Exclusive License and Distribution Agreement

In April 2021, we entered into an Exclusive License and Distribution Agreement (the “License Agreement”) with IGEA S.p.A (“IGEA”), an Italian manufacturer and distributor of bone and cartilage stimulation systems. Per the terms of the License Agreement, we have the exclusive right to sell IGEA products in the U.S. and Canada. As consideration for the License Agreement, we agreed to pay up to $4.0 million, with certain payments contingent upon achieving an FDA milestone. As of September 30, 2023, we have a remaining liability under this agreement of $1.0 million which is accrued within other current liabilities.

CGBio Co., Ltd. Exclusive License and Distribution Agreement

On July 30, 2022, we entered into a long-term strategic License and Distribution Agreement (the “Agreement”) with CGBio Co., Ltd. (“CGBio”), a developer of innovative, synthetic bone grafts. The agreement grants us the exclusive right to conduct pre-clinical and clinical studies, commercialize, promote, market, and sell the Novosis recombinant human bone morphogenetic protein-2 (rhBMP-2) bone growth materials and other future tissue regenerative solutions in the U.S. and Canada. As consideration, we paid CGBio an upfront payment of $1.4 million with additional payments contingent upon the achievement of specified development milestones. This agreement was terminated in the third quarter of 2023. No additional milestones were achieved and/or paid per this agreement.

Lattus Spine LLC ("Lattus") Contingent Consideration

In connection with the Merger, we assumed a contingent consideration obligation under a purchase agreement between SeaSpine and Lattus executed in December 2022. Under the terms of the agreement, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the contingent consideration arrangement as of September 30, 2023, was $9.1 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of September 30, 2023, we classified the remaining contingent consideration liability within other long-term liabilities. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined as earnings before interest income (expense), income taxes, depreciation, and amortization. Adjusted EBITDA is the primary metric used by our Chief Operating Decision Maker in managing the business. Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization and excludes the impact of: share-based compensation, gains and losses related to changes in foreign exchange rates, SeaSpine Merger-related costs, strategic investments, acquisition-related fair value adjustments, legal judgments and settlements, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation, and certain other items.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Interim Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

On January 5, 2023, the Company completed a merger of equals with SeaSpine, whose financial statements reflect total assets and revenues constituting 52% and 35%, respectively, of the condensed consolidated financial statement amounts as of and for the nine months ended September 30, 2023. As permitted by the rules of the SEC, the Company will exclude SeaSpine from its annual assessment of the effectiveness on internal control over financial reporting for the year ending December 31, 2023, the year of acquisition. Management continues to monitor SeaSpine's internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in "Part I, Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2022, or in "Part II, Item 1A. "Risk Factors" in our Form 10-Qs filed for the three months ended March 31, 2023, and six months ended June 30, 2023, except as follows.

We maintain a $150 million secured revolving credit facility secured by a pledge of substantially all of our property.

On November 6, 2023, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC, as administrative agent and collateral agent (the “Agent”), and certain lenders party thereto. The Financing Agreement provides for a $100 million senior secured term loan (the “Initial Term Loan”), a $25 million senior secured delayed draw term loan facility (the “Delayed Draw Term Loan”), and a $25 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Initial Term Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each of which mature on November 6, 2027. In connection with entering into the Financing Agreement, we repaid in full amounts outstanding and terminated all commitments under our prior credit agreement (which had a maturity date of October 25, 2024). The Initial Term Loan was fully funded on November 6, 2023. As of the date of this filing (November 8, 2023), we had not made any borrowings under the Delayed Draw Term Loan or the Revolving Credit Facility.

Borrowings under the Financing Agreement were and may be used for, among other things, (i) the repayment in full of amount that we had outstanding under our prior credit agreement, (ii) working capital and (iii) other general corporate purposes. Borrowings under the Credit Facilities bear interest at a floating rate, which will be, at our option, either the three-month SOFR rate (subject to a floor of 3.00% and a credit spread adjustment of 0.26161%) (the “Adjusted Term SOFR Rate”) plus an applicable margin of 7.25%, or a base rate plus an applicable margin of 6.25%. A revolving unused line fee of 2.00% is payable monthly in arrears based on the average amount of the undrawn portion of each lender’s revolving credit commitments under the Revolving Credit Facility for the preceding month. A delayed draw unused fee equal to the Adjusted Term SOFR Rate plus a margin of 1.00% is payable monthly in arrears based on the average amount of the undrawn portion of each lender’s delayed draw term loan commitments in respect of the Delayed Draw Term Loan for the preceding month.

Certain of our existing and future material subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of our obligations under the Financing Agreement. Our obligations and each of the Guarantors with respect to the Financing Agreement are secured by a pledge of substantially all of our assets and the assets of each of the Guarantors, including, without limitation, accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment, and equity interests in their respective subsidiaries.

The Financing Agreement contains customary affirmative and negative covenants, including limitations on our and our subsidiaries' ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions. In addition, the Financing Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). The Financing Agreement also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated and/or the lenders’ commitments terminated.

We believe that we will be in compliance with the covenants in future fiscal quarters. However, there can be no assurance that we will be in such compliance, and if we are not, the failure to do so could result in an event of default, which could have a material adverse effect on our financial position in the event that we continue to have significant amounts drawn under the facility at such time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the third quarter of 2023.

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

Item 6. Exhibits

10.1*	Form of Time-Based Vesting Employee Restricted Stock Unit Grant Agreement (October 2023 grant) under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan.

10.2*	Form of Time-Based Vesting Employee Restricted Stock Unit Grant Agreement (October 2023 Cathy Burzik grant) under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan.

10.3*	Change in Control and Severance Agreement, dated October 2, 2023, between Orthofix Medical Inc. and Geoffrey Gillespie.

10.4*	Change in Control and Severance Agreement, dated June 21, 2023, between Orthofix Medical Inc. and Puja Leekha.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1#	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: November 8, 2023	By:	/s/ CATHERINE BURZIK
	Name:	Catherine Burzik
	Title:	Interim Chief Executive Officer, Director

Date: November 8, 2023	By:	/s/ GEOFFREY GILLESPIE
	Name:	Geoffrey Gillespie
	Title:	Interim Chief Financial Officer and VP, Corporate Controller