Form 10-Q
period 2024-03-31
Orthofix Medical Inc.
filed 2024-05-07
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, 37,529,256 shares of common stock were issued and outstanding.

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

Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 10-K"); Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 10-K; and elsewhere throughout the 2023 10-K, and in our reports filed with the U.S. Securities and Exchange Commission (the "SEC") subsequent to the date we filed the 2023 10-K with the SEC. You should not place undue reliance on any forward-looking statements. Further, any forward-looking statement in this report speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. Except as required by law, we undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,964	$33,107
Restricted cash	2,500	4,650
Accounts receivable, net of allowances of $8,398 and $7,130, respectively	125,617	128,098
Inventories	219,076	222,166
Prepaid expenses and other current assets	24,821	32,422
Total current assets	398,978	420,443
Property, plant, and equipment, net	158,132	159,060
Intangible assets, net	112,761	117,490
Goodwill	194,934	194,934
Other long-term assets	41,245	33,388
Total assets	$906,050	$925,315

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$57,147	$58,357
Current portion of long-term debt	3,125	1,250
Current portion of finance lease liability	724	708
Other current liabilities	89,625	104,908
Total current liabilities	150,621	165,223
Long-term debt	115,071	93,107
Long-term portion of finance lease liability	18,345	18,532
Other long-term liabilities	51,698	49,723
Total liabilities	335,735	326,585
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 37,410 and 37,165 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,741	3,717
Additional paid-in capital	753,398	746,450
Accumulated deficit	(186,164)	(150,144)
Accumulated other comprehensive loss	(660)	(1,293)
Total shareholders’ equity	570,315	598,730
Total liabilities and shareholders’ equity	$906,050	$925,315

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2024	2023
Net sales	$188,608	$175,204
Cost of sales	61,366	64,875
Gross profit	127,242	110,329
Sales and marketing	100,043	93,791
General and administrative	31,648	48,811
Research and development	19,492	23,307
Acquisition-related amortization and remeasurement (Note 12)	5,396	4,134
Operating loss	(29,337)	(59,714)
Interest expense, net	(4,558)	(1,289)
Other income (expense), net	(1,274)	676
Loss before income taxes	(35,169)	(60,327)
Income tax expense	(851)	(611)
Net loss	$(36,020)	$(60,938)

Net loss per common share:
Basic	$(0.95)	$(1.71)
Diluted	(0.95)	(1.71)
Weighted average number of common shares:
Basic	37,741	35,734
Diluted	37,741	35,734

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt securities	1,671	(63)
Currency translation adjustment	(1,038)	493
Other comprehensive income, before tax	633	430
Income tax benefit (expense) related to other comprehensive income	—	—
Other comprehensive income, net of tax	633	430
Comprehensive loss	$(35,387)	$(60,508)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2023	37,165	$3,717	$746,450	$(150,144)	$(1,293)	$598,730
Net loss	—	—	—	(36,020)	—	(36,020)
Other comprehensive income, net of tax	—	—	—	—	633	633
Share-based compensation expense	—	—	8,800	—	—	8,800
Common shares issued, net	245	24	(1,852)	—	—	(1,828)
At March 31, 2024	37,410	$3,741	$753,398	$(186,164)	$(660)	$570,315

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
At December 31, 2022	20,162	$2,016	$334,969	$1,251	(1,376)	$336,860
Net loss	—	—	—	(60,938)	—	(60,938)
Other comprehensive income, net of tax	—	—	—	—	430	430
Share-based compensation expense	—	—	13,020	—	—	13,020
Common shares issued in connection with SeaSpine merger	16,047	1,605	375,140	—	—	376,745
Common shares issued, net	254	26	(1,984)	—	—	(1,958)
At March 31, 2023	36,463	$3,647	$721,145	$(59,687)	$(946)	$664,159

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(36,020)	$(60,938)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	14,862	12,670
Inventory reserve expenses	6,350	7,412
Amortization of inventory fair value step up	3,047	11,636
Amortization of operating lease assets, debt costs, and other assets	1,478	1,696
Provision for expected credit losses	1,376	208
Deferred income taxes	408	379
Share-based compensation expense	8,800	13,020
Change in valuation of investment securities	314	(207)
Change in fair value of contingent consideration	1,170	—
Other	944	(383)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	813	4,792
Inventories	(6,936)	(16,781)
Prepaid expenses and other current assets	2,749	2,225
Accounts payable	(820)	(3,560)
Other current liabilities	(14,856)	(5,842)
Other long-term assets and liabilities	(2,274)	(347)
Net cash used in operating activities	(18,595)	(34,020)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(10,543)	(11,472)
Capital expenditures for intangible assets	(274)	(363)
Contingent consideration payments related to asset acquisitions	—	—
Cash acquired in the SeaSpine merger	—	29,419
Other investing activities	(50)	(500)
Net cash provided by (used in) investing activities	(10,867)	17,084
Cash flows from financing activities
Proceeds from issuance of common shares	—	—
Payments related to tax withholdings for share-based compensation	(1,828)	(1,958)
Payments related to finance lease obligation	(172)	(160)
Borrowings under credit facility	40,000	45,000
Repayment of borrowings from credit facility	(15,000)	—
Payment of debt acquired from SeaSpine merger	—	(26,899)
Payment of debt issuance costs and other financing activities	(1,547)	—
Net cash provided by financing activities	21,453	15,983
Effect of exchange rate changes on cash	(284)	221
Net change in cash and cash equivalents	(8,293)	(732)
Cash, cash equivalents, and restricted cash at the beginning of period	37,757	50,700
Cash, cash equivalents, and restricted cash at the end of period	$29,464	$49,968

Components of cash and cash equivalents at the end of period
Cash and cash equivalents	$26,964	$49,968
Restricted cash	$2,500	—
Cash and cash equivalents at the end of period	$29,464	$49,968

Noncash investing activities - Purchase of intangible assets	$50	$—

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and basis of presentation

Description of the Business

Orthofix Medical Inc. (the “Company” or "Orthofix") is a leading global spine and orthopedics company with a comprehensive portfolio of biologics, innovative spinal hardware, bone growth therapies, specialized orthopedic solutions, and a leading surgical navigation system. Its products are distributed in more than 60 countries worldwide.

The Company is headquartered in Lewisville, Texas, where it conducts general business, product development, medical education and manufacturing, and has primary offices in Carlsbad, CA, with a focus on spine and biologics product innovation and surgeon education, and Verona, Italy, with an emphasis on product innovation, production, and medical education for orthopedics. The combined company’s global research and development, commercial, and manufacturing footprint also includes facilities and offices in Irvine, CA, Toronto, Canada, Sunnyvale, CA, Maidenhead, UK, Munich, Germany, Paris, France, and São Paulo, Brazil.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2024.

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

2. Recently adopted accounting standards, recently issued accounting pronouncements

Adoption of Accounting Standards Update ("ASU") 2022-03 - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-03, which clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale and to introduce new disclosure requirements. The Company adopted this standard effective January 1, 2024, on a prospective basis. Adoption of this standard did not have a material impact to the Company's consolidated balance sheet, statements of operations, or cash flows, but did modify the Company's disclosures related to certain investments. Refer to Note 7 for the Company's updated disclosures on investments in equity securities subject to capital sale restrictions.

Adoption of ASU 2023-07 - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances and improves disclosures about operating segment's revenues, measures of profit/loss, and expenses to enable investors to better understand an entity's overall performance and assess potential future cash flows. The amendment requires that an entity disclose (i) significant expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"), (ii) other segment items by reportable segment including a description of its composition, (iii) all annual disclosures required by Topic 280 in interim periods, (iv) additional measures of a segment's profit or loss used by the CODM in assessing segment performance and allocation of resources, and (v) title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. The Company adopted this standard effective January 1, 2024, on a prospective basis. Refer to Note 11 for the Company's updated business segment disclosures.

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

During the fourth quarter of 2023, the Company finalized its valuation of assets acquired and liabilities assumed. The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

(U.S. Dollars, in thousands)	Final Acquisition Date Fair Value	Assigned Useful Life
Assets acquired:
Current assets
Cash and cash equivalents	$29,419
Accounts receivable, net	35,313
Inventories	132,636
Prepaid expenses and other current assets	4,590
Total current assets	201,958
Property, plant, and equipment, net	68,863
Customer relationships	33,100	13 years
Developed technology	47,200	6 - 8 years
In-process research and development ("IPR&D")	5,750	Indefinite
Other long-term assets	20,501
Total identifiable assets acquired	$377,372

Liabilities assumed:
Current liabilities
Accounts payable	$21,602
Other current liabilities	43,521
Total current liabilities	65,123
Long-term borrowings under SeaSpine credit facility	26,298
Other long-term liabilities	32,823
Total liabilities assumed	124,244
Net identifiable assets acquired	$253,128
Total fair value of consideration transferred	376,745
Residual goodwill	$123,617

The Company recognized $0.1 million and $6.5 million in direct acquisition-related costs, which exclude integration-related activities, that were expensed during the three months ended March 31, 2024, and 2023, respectively. These costs are included in the condensed consolidated statements of operations and comprehensive loss, primarily within general and administrative expenses. The Company's results of operations included $70.5 million of net sales and a net loss of $14.3 million from SeaSpine for the three months ended March 31, 2024 compared to $60.9 million of net sales and a net loss of $27.9 million for the three months ended March 31, 2023 in the condensed consolidated statements of operations and comprehensive loss.

Due to the completion of the Merger on January 5, 2023, all SeaSpine financial results for fiscal year 2023, except for the first four days of January, were included in the Company's condensed consolidated statement of operations and comprehensive loss. Therefore, the Company did not prepare unaudited pro forma financial information for the three months ended March 31, 2024, and 2023, on the basis that the Merger was completed on January 1, 2023.

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2024	December 31, 2023
	(Unaudited)
Raw materials	$30,903	$28,390
Work-in-process	56,193	53,510
Finished products	131,980	140,266
Inventories	$219,076	$222,166

5. Leases

A summary of the Company's lease portfolio as of March 31, 2024, and December 31, 2023, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	March 31, 2024	December 31, 2023
		(Unaudited)
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$19,116	$19,869
Finance leases	Property, plant and equipment, net	16,092	16,345
Total ROU assets		$35,208	$36,214

Lease Liabilities
Current
Operating leases	Other current liabilities	$3,534	$3,477
Finance leases	Current portion of finance lease liability	724	708
Long-term
Operating leases	Other long-term liabilities	16,372	17,125
Finance leases	Long-term portion of finance lease liability	18,345	18,532
Total lease liabilities		$38,975	$39,842

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,162	$1,674
Operating cash flows from finance leases	210	214
Financing cash flows from finance leases	172	160
ROU assets obtained in exchange for lease obligations
Operating leases	462	15,316
Finance leases	—	—

6. Long-term debt

The carrying values of the Company's outstanding debt obligations as of March 31, 2024, and December 31, 2023, were as follows:

(U.S. Dollars, in thousands)	March 31, 2024	December 31, 2023
	(Unaudited)
Initial Term Loan and Delayed Draw Term Loan
Principal amount	$125,000	$100,000
Unamortized original debt discount	(4,050)	(4,331)
Unamortized debt issuance costs and lenders fees	(2,754)	(1,312)
Total indebtedness from initial term loan and delayed draw term loan	118,196	94,357

Revolving Credit Facilities
Principal amount outstanding	—	—
Total indebtedness outstanding	$118,196	$94,357

Current portion of long-term debt	$3,125	$1,250
Long-term debt	115,071	93,107
Total indebtedness outstanding	$118,196	$94,357

On January 10, 2024, the Company borrowed $15.0 million under its senior secured revolving credit facility (the "Revolving Credit Facility") as part of its Financing Agreement with Blue Torch Finance LLC. On March 22, 2024, the secured delayed draw term loan facility (the "Delayed Draw Term Loan") of $25.0 million was fully funded and the proceeds were used to repay the $15.0 million outstanding under the Revolving Credit Facility.

The Financing Agreement contains financial covenants requiring the Company to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). As of March 31, 2024, the Company was in compliance with all required financial covenants.

On March 15, 2024, the Company entered into Amendment No.1 to the Financing Agreement with Blue Torch Finance LLC (the "First Amendment"). Under the terms of the First Amendment, the parties agreed to reduce the number of business days to submit a notice of borrowing for the Delayed Draw Term Loan, and redefine certain terms within the asset coverage financial covenant. The maturity date remains November 6, 2027, for each of the Initial Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility.

As of March 31, 2024, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.9 million).

7. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	March 31, 2024				December 31, 2023
(Unaudited, U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical convertible loan agreements	$—	$8,355	$—	$8,355	$6,760
Neo Medical preferred equity securities	—	4,951	—	4,951	4,951
Other investments	—	—	1,331	1,331	1,309
Total	$—	$13,306	$1,331	$14,637	$13,020
Liabilities
Lattus contingent consideration	$—	$—	(9,670)	$(9,670)	$(8,500)
Deferred compensation plan	—	(1,604)	—	(1,604)	(1,674)
Total	$—	$(1,604)	$(9,670)	$(11,274)	$(10,174)

Neo Medical Convertible Loan Agreements and Equity Investment

Since October 2020, the Company has held preferred equity securities of Neo Medical SA, a privately held Swiss-based company developing a new generation of products for spinal surgery ("Neo Medical") and a Convertible Loan Agreement, pursuant to which the Company loaned Neo Medical CHF 4.6 million, or $5.0 million, at the date of issuance (the “Convertible Loan”).

The preferred equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

The Company's equity investment with Neo Medical is subject to certain sales restrictions, such as right of first refusal, tag-along provisions, and drag-along provisions. Permitted transfers include (i) sales of shares to an affiliate of such shareholder, (ii) transfer of shares as part of a compensation package offered to employees, or (iii) Neo Medical may repurchase shares at a price no greater than that originally paid by the shareholder.

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Fair value of Neo Medical preferred equity securities at January 1	$4,951	$6,084
Conversion of loan into preferred equity securities	—	—
Foreign currency remeasurement recognized in other income (expense), net	—	—
Unrealized loss recognized in other income (expense), net	—	—
Fair value of Neo Medical preferred equity securities at March 31	$4,951	$6,084
Cumulative unrealized gain (loss) on Neo Medical preferred equity securities	$(720)	$413

The Convertible Loan is recorded in other long-term assets as an available for sale debt security as of March 31, 2024. In April 2024, the Company and Neo Medical agreed to convert the Convertible Loan into shares of Neo Medical preferred equity securities, with such conversion occurring on April 19, 2024. As such, the Company estimated the fair value of the Convertible Loan based upon the estimated fair value of equivalent preferred shares as of March 31, 2024. Therefore, as this fair value estimate is based upon a valuation method using observable market inputs, the Company has now classified this investment as a Level 2 financial asset. The following table provides a reconciliation of the beginning and ending balances of the Convertible Loans, which was measured at fair value using significant unobservable inputs in 2023:

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Fair value of Neo Medical Convertible Loans at January 1	$6,760	$7,140
Interest recognized in interest income, net	135	116
Foreign currency remeasurement recognized in other income (expense), net	(471)	61
Unrealized gain (loss) recognized in other comprehensive loss	1,671	(137)
Reversal of expected credit loss recognized in other income (expense), net	260	—
Fair value of Neo Medical Convertible Loans at March 31	$8,355	$7,180

Contractual value of Neo Medical Convertible Loans at January 1	$6,683	$6,084
Allowance for credit loss recognized in other income (expense), net	—	—
Amortized cost basis of Neo Medical Convertible Loans at March 31	$6,683	$6,084

Other Investments

Other investments represent assets and investments recorded at fair value that are not deemed to be material for disclosure on an individual basis. The fair value of these assets is based upon significant unobservable inputs, such as probability-weighted discounted cash flow models, requiring the Company to develop its own assumptions. Therefore, the Company has categorized these assets as Level 3 financial assets. As of March 31, 2024, this balance was classified within other current assets.

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

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Lattus contingent consideration estimated fair value at January 1	$8,500	$—
Contingent consideration assumed in Merger	—	11,500
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	1,170	—
Lattus contingent consideration estimated fair value at March 31	$9,670	$11,500

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of March 31, 2024:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of March 31, 2024	Unobservable inputs	Estimate
Lattus Contingent Consideration	$9,670	Counterparty discount rate	15.0% - 15.6%
		Revenue risk-adjusted discount rate	7.10% - 7.86%

8. Commitments and Contingencies

Contingencies policies

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

Arbitration claims with former executives

In September 2023, the Company’s Board of Directors terminated the employment of Keith Valentine, John Bostjancic, and Patrick Keran, who had served respectively as the Company’s President and Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. The Board’s decision followed an investigation conducted by independent outside legal counsel and directed and overseen by the Company’s independent directors. As a result of the investigation, the Board determined that each of these executives engaged in repeated inappropriate and offensive conduct that violated multiple code of conduct requirements and was inconsistent with the Company’s values and culture. The Company notified each of Messrs. Valentine, Bostjancic, and Keran that their respective terminations were being made for “Cause,” as defined in applicable employment-related agreements (including each executive’s respective Change in Control and Severance Agreement, dated June 19, 2023). The Company also notified each of Messrs. Valentine, Bostjancic, and Keran that it did not believe it was required to make any further payments to them, other than payment of salary through September 12, 2023. The Board also requested that Mr. Valentine resign as a director, which he did in October 2023.

In January 2024, the Company received written notices of arbitration claims from counsel to Messrs. Valentine, Bostjancic, and Keran. Each of the arbitration claims asserts that the respective former executive was wrongfully terminated for “Cause” because the former executive’s conduct did not meet the contractually applicable definition of “Cause.” The claims seek relief for, among other things, alleged breach of contract, defamation, false light invasion of privacy, deceit, as well as indemnification and advancement for attorneys’ fees. The three former executives seek severance payments, as well as the value of forfeited equity grants, under applicable change in control and severance agreements and further damages as a result of purported defamatory statements. The Company disagrees with many of the assertions contained in the written notices of arbitration claims and intends to vigorously defend the asserted claims. Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the arbitration claims.

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase. Under these agreements, the purchase price would be paid in shares of the Company's common stock. Based on the closing price of the Company's common stock as of March 31, 2024, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 1.5 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor in regard to the consummation of the potential acquisition.

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

The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded an expense of $0.3 million and $0.3 million for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, the Company has accrued $7.7 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

9. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loans	Other Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(1,065)	$(228)	$—	$(1,293)
Other comprehensive income (loss)	(1,038)	1,671	—	633
Income taxes	—	—	—	—
Balance at March 31, 2024	$(2,103)	$1,443	$—	$(660)

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are two product categories: (i) Bone Growth Therapies, and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The table below presents net sales by major product category by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Bone Growth Therapies	$52,477	$47,714	10.0%
Spinal Implants, Biologics, and Enabling Technologies	108,816	101,492	7.2%
Global Spine	161,293	149,206	8.1%
Global Orthopedics	27,315	25,998	5.1%
Net sales	$188,608	$175,204	7.7%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Product sales	$175,831	$162,248
Marketing service fees	12,777	12,956
Net sales	$188,608	$175,204

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

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Allowance for expected credit losses beginning balance	$7,130	$6,419
Addition resulting from the Merger with SeaSpine	—	137
Current period provision for expected credit losses	1,376	208
Write-offs charged against the allowance and other	(19)	(126)
Effect of changes in foreign exchange rates	(89)	53
Allowance for expected credit losses ending balance	$8,398	$6,691

11. Business segment information

The Company's operations are managed through two reporting segments: Global Spine and Global Orthopedics. These reporting segments represent the operating segments for which the Chief Executive Officer, who is also the CODM, reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization (“adjusted EBITDA”, a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization, and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the SeaSpine merger and other strategic investments, acquisition-related fair value adjustments, gains and/or losses on investments, litigation and investigation charges, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation, and succession charges.

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

The table below presents net sales by major product category by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Bone Growth Therapies	$52,477	$47,714	10.0%
Spinal Implants, Biologics, and Enabling Technologies	108,816	101,492	7.2%
Global Spine	161,293	149,206	8.1%
Global Orthopedics	27,315	25,998	5.1%
Net sales	$188,608	$175,204	7.7%

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Adjusted EBITDA by reporting segment
Global Spine	$19,890	$14,981
Global Orthopedics	(1,492)	44
Corporate	(10,733)	(11,821)
Consolidated adjusted EBITDA	$7,665	$3,204

Reconciling items:
Interest expense, net	$4,558	$1,289
Depreciation and amortization	14,862	12,670
Share-based compensation expense	8,800	13,020
Foreign exchange impact	1,588	(583)
SeaSpine merger-related costs	4,520	20,740
Strategic investments	120	661
Acquisition-related fair value adjustments	4,217	11,636
Interest and loss on investments	(260)	—
Litigation and investigation costs	2,260	469
Succession charges	2,210	—
Medical device regulation	—	3,629
All other	(41)	—
Loss before income taxes	$(35,169)	$(60,327)

The following table presents depreciation and amortization by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Global Spine	$11,929	$9,599
Global Orthopedics	2,207	1,629
Corporate	726	1,442
Total	$14,862	$12,670

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Global Spine
U.S.	$151,865	$139,457
International	9,428	9,749
Total Global Spine	161,293	149,206

Global Orthopedics
U.S.	8,154	6,636
International	19,161	19,362
Total Global Orthopedics	27,315	25,998

Consolidated
U.S.	160,019	146,093
International	28,589	29,111
Net sales	$188,608	$175,204

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	March 31, 2024	December 31, 2023
	(Unaudited)
U.S.	$142,355	$142,727
Italy	10,033	10,187
Germany	2,620	3,030
Others	3,124	3,116
Total	$158,132	$159,060

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements, which are recognized immediately upon acquisition. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Amortization of acquired intangibles	$4,226	$4,134
Changes in fair value of contingent consideration	1,170	—
Total	$5,396	$4,134

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Cost of sales	$576	$471
Sales and marketing	1,667	2,249
General and administrative	5,548	9,104
Research and development	1,009	1,196
Total	$8,800	$13,020

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Stock options	$1,118	$2,756
Market-based stock options	327	—
Time-based restricted stock awards and units	5,873	9,846
Market-based / performance-based restricted stock units	838	—
Stock purchase plan	644	418
Total	$8,800	$13,020

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

During the three months ended March 31, 2024, and 2023, the Company issued 0.2 million and 0.3 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

Inducement plans

During 2024, the Company appointed a new President and Chief Executive Officer, Chief Financial Officer, Chief People & Business Operations Officer, and Chief Legal Officer. As an inducement to accept employment with the Company, the individuals were awarded grants of (i) stock options, (ii) time-based restricted stock units, (iii) time-based cliff vesting restricted stock units, and (iv) performance stock units, valued in the aggregate across all award types at approximately $14.9 million.

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefited by the Company’s U.S. and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three months ended March 31, 2024. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended March 31, 2024, and 2023, the effective tax rate was (2.4%) and (1.0%), respectively. The primary factors affecting the Company’s effective tax rate for the three months ended March 31, 2024, were certain losses not benefited and tax amortization on certain acquired intangibles.

15. Earnings per share (“EPS”)

For the three months ended March 31, 2024, and 2023, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended March 31,
(Unaudited, In thousands)	2024	2023
Weighted average common shares-basic	37,741	35,734
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—
Unvested restricted stock units	—	—
Weighted average common shares-diluted	37,741	35,734

There were 6.7 million and 7.2 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the three months ended March 31, 2024, and 2023, respectively, because inclusion of these awards was anti-dilutive.

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

Executive Summary

Following our merger (the "Merger") with SeaSpine Holdings Corporation ("SeaSpine"), which was completed in January 2023, we are a leading global spine and orthopedics company with a comprehensive portfolio of biologics, innovative spinal hardware, bone growth therapies, specialized orthopedic solutions, and a leading surgical navigation system. Headquartered in Lewisville, Texas, our spine and orthopedic products are distributed in more than 60 countries via our sales representatives and distributors. For more information, please visit www.Orthofix.com. Information included on our website is not incorporated into, or otherwise creates a part of, this report.

Notable financial metrics in the first quarter of 2024 and recent achievements include the following:

•
Net sales of $188.6 million, an increase of 7.7% on a reported and 7.5% on a constant currency basis over prior year
•
Bone Growth Therapies net sales growth of 10.0%, marking five consecutive quarters with double-digit net sales increases
•
U.S. Spine Fixation net sales growth of 16%, driven by distribution expansion and further penetration in existing accounts
•
Global Orthopedics net sales growth of 5% on a reported basis, primarily driven by U.S. Orthopedic net sales growth of 23%
•
First quarter net loss of $36 million; Non-GAAP adjusted EBITDA of $8 million, an increase of $4.5 million, a 220 basis point expansion over prior year

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended March 31,
(Unaudited)	2024 (%)	2023 (%)
Net sales	100.0	100.0
Cost of sales	32.5	37.0
Gross profit	67.5	63.0
Sales and marketing	53.0	53.5
General and administrative	16.8	27.9
Research and development	10.3	13.3
Acquisition-related amortization and remeasurement	2.9	2.4
Operating loss	(15.6)	(34.1)
Net loss	(19.1)	(34.8)

Net Sales by Product Category and Reporting Segment

The following tables provide net sales by major product category by reporting segment:

	Three Months Ended March 31,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Reported	Constant Currency
Bone Growth Therapies	$52,477	$47,714	10.0%	10.0%
Spinal Implants, Biologics, and Enabling Technologies	108,816	101,492	7.2%	7.2%
Global Spine	161,293	149,206	8.1%	8.1%
Global Orthopedics	27,315	25,998	5.1%	3.8%
Net sales	$188,608	$175,204	7.7%	7.5%

Global Spine

Global Spine offers the following product categories:

-
Bone Growth Therapies, which manufactures, distributes, sells, and provides support services for market-leading devices used adjunctively in high-risk spinal fusion procedures and treats both nonunion and acute fractures in the orthopedic space. Bone Growth Therapies uses distributors and a direct sales channel to sell its devices and provide associated support services to hospitals, healthcare providers, and patients in the U.S.
-
Spinal Implants, Biologics, and Enabling Technologies is comprised of a broad portfolio of spine fixation and motion preservation implant products used in surgical procedures of the spine, which includes one of the most comprehensive biologics portfolios in both the demineralized bone matrix and cellular allograft market segments and image-guided surgical solutions to facilitate degenerative, minimally invasive, and complex surgical procedures. Spinal Implants, Biologics, and Enabling Technologies products are sold through a network of distributors and sales representatives to hospitals and healthcare providers on a global basis for Spinal Implants and Enabling Technologies, primarily within the U.S. for Biologics.

Three months ended March 31, 2024 compared to 2023

Net sales of $161.3 million, an increase of $12.1 million or 8.1%

•
Bone Growth Therapies net sales increased $4.8 million, or 10.0%, largely driven by (i) an increase in gross order volumes resulting from our continued investment in our direct sales channel for both the spine and fracture markets and (ii) continued growth and adoption of our AccelStim, which is used in the healing of fresh and nonunion fractures
•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $7.3 million, or 7.2%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants, which saw growth in each of our cervical, interbody, and thoracolumbar franchises

Global Orthopedics

Global Orthopedics offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions specifically related to limb reconstruction and deformity correction unrelated to the spine. Global Orthopedics distributes its products world-wide through a network of distributors and sales representatives to sell orthopedic products to hospitals and healthcare providers.

Three months ended March 31, 2024 compared to 2023

Net sales of $27.3 million, an increase of $1.3 million or 5.1%

•
U.S. growth of $1.5 million or 22.9%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from our comprehensive surgeon education program
•
International sales were flat compared to prior year due to healthcare provider strikes in the UK and timing of certain stocking distributors' orders
•
Increase of $0.3 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in 2024

Gross Profit

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change
Net sales	$188,608	$175,204	7.7%
Cost of sales	61,366	64,875	(5.4%)
Gross profit	$127,242	$110,329	15.3%
Gross margin	67.5%	63.0%	4.5%

Three months ended March 31, 2024 compared to 2023

Gross profit increased $16.9 million

•
Increase in gross profit driven primarily by net sales growth across all principal product categories
•
Increase of $8.6 million driven by a reduction of amortization of the inventory fair value step-up recognized in the Merger, which is being amortized over the expected sales cycles of the acquired inventory

Sales and Marketing Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change
Sales and marketing	$100,043	$93,791	6.7%
As a percentage of net sales	52.9%	53.5%	(0.6%)

Three months ended March 31, 2024 compared to 2023

Sales and marketing expense increased $6.3 million

•
Increase of $3.4 million in variable compensation expenses, including commissions, largely resulting from changes in sales volume and sales mix; this increase was partially offset by realization of synergies achieved following the Merger
•
Increase of $2.9 million in depreciation expense related to an increase in deployed instrumentation to support increased sales demand

General and Administrative Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change
General and administrative	$31,648	$48,811	(35.2%)
As a percentage of net sales	16.8%	27.9%	(11.1%)

Three months ended March 31, 2024 compared to 2023

General and administrative expense decreased $17.2 million

•
Decrease in integration-related expenses of $16.2 million compared to prior year comprised professional and advisor fees and severance and retention costs. In addition, general and administrative expenses were further reduced by the realization of Merger-related synergies
•
Decrease of $3.6 million in share-based compensation expense primarily due to accelerated vesting of certain equity-based awards as a result of the Merger recorded in 2023
•
Partially offset by an increase of $2.2 million in succession charges as a result of recent changes in executive leadership positions

Research and Development Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change
Research and development	$19,492	$23,307	(16.4%)
As a percentage of net sales	10.3%	13.3%	(3.0%)

Three months ended March 31, 2024 compared to 2023

Research and development expense decreased $3.8 million

•
Decrease of $2.3 million in costs to comply with the European Union Medical Device Regulations
•
Decrease of $1.4 million related to merger and integration-related expenses, primarily related to severance and retention costs. In addition, research and development expenses were further reduced by the realization of Merger-related synergies. This was partially offset by an increase in our clinical spend related to the ongoing clinical study for the M6-C artificial disc

Acquisition-related Amortization and Remeasurement

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change
Acquisition-related amortization and remeasurement	$5,396	$4,134	30.5%
As a percentage of net sales	2.9%	2.4%	0.5%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended March 31, 2024 compared to 2023

Acquisition-related amortization and remeasurement increased $1.3 million

•
Increase of $1.2 million recognized in 2024 associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the Merger

Non-operating Income and Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change
Interest expense, net	$(4,558)	$(1,289)	253.6%
Other income (expense), net	(1,274)	676	(288.5%)

Three months ended March 31, 2024 compared to 2023

Interest expense, net increased $3.3 million

•
Increase of $3.6 million attributable to an increase in outstanding indebtedness as part of our Financing Agreement in 2024 compared to prior year
•
Offset by a decrease of $0.6 million attributable to an early termination prepayment penalty associated with the payoff of the assumed indebtedness of SeaSpine as of the close of the Merger recorded in 2023

Other income (expense), net decreased $2.0 million

•
Decrease of $2.2 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of ($1.6 million) in 2024 compared to a gain of $0.6 million in 2023
•
Partially offset by a $0.3 million increase associated with the reversal of expected credit loss recognized on the Neo Medical convertible loan

Income Taxes

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change
Income tax expense	$851	$611	39.3%
Effective tax rate	(2.4%)	(1.0%)	(1.4%)

Three months ended March 31, 2024 compared to 2023

•
The increase in tax expense compared to the prior year period was primarily a result of changes in valuation allowances and tax amortization on certain acquired intangibles
•
The primary factor affecting our tax expense for the first quarter of 2024 was tax amortization on certain acquired intangibles

Segment Review

The Company has two reporting segments: Global Spine and Global Orthopedics. The primary metric used in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization ("Adjusted EBITDA", a non-GAAP financial measure) (which is described further in Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein).

The following table presents adjusted EBITDA by segment and reconciles consolidated adjusted EBITDA to loss before income taxes:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Adjusted EBITDA by reporting segment
Global Spine	$19,890	$14,981
Global Orthopedics	(1,492)	44
Corporate	(10,733)	(11,821)
Consolidated adjusted EBITDA	$7,665	$3,204

Reconciling items:
Interest expense, net	$4,558	$1,289
Depreciation and amortization	14,862	12,670
Share-based compensation expense	8,800	13,020
Foreign exchange impact	1,588	(583)
SeaSpine merger-related costs	4,520	20,740
Strategic investments	120	661
Acquisition-related fair value adjustments	4,217	11,636
Interest and loss on investments	(260)	—
Litigation and investigation costs	2,260	469
Succession charges	2,210	—
Medical device regulation	—	3,629
All other	(41)	—
Loss before income taxes	$(35,169)	$(60,327)

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at March 31, 2024, totaled $29.5 million compared to $37.8 million at December 31, 2023. The following table presents the net change in cash, cash equivalents, and restricted cash for the three months ended March 31, 2024, and 2023, respectively:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Net cash used in operating activities	$(18,595)	$(34,020)	$15,425
Net cash provided by (used in) investing activities	(10,867)	17,084	(27,951)
Net cash provided by financing activities	21,453	15,983	5,470
Effect of exchange rate changes on cash	(284)	221	(505)
Net change in cash and cash equivalents	$(8,293)	$(732)	$(7,561)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Net cash used in operating activities	$(18,595)	$(34,020)	$15,425
Capital expenditures	(10,817)	(11,835)	1,018
Free cash flow	$(29,412)	$(45,855)	$16,443

Operating Activities

Cash flows from operating activities increased $15.4 million

•
Favorable change in net loss of $24.9 million
•
Unfavorable change of $7.7 million associated with non-cash gains and losses, largely related to amortization of the inventory fair value step up recognized in the Merger, share-based compensation expense, depreciation and amortization expenses, changes in the fair value of contingent consideration, provisions for expected credit losses, and inventory reserve expenses
•
Unfavorable change of $1.8 million relating to changes in working capital accounts, primarily attributable to changes in inventories, accounts receivable, and other current liabilities

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 61 days at March 31, 2024, compared to 58 days at March 31, 2023 (calculated using first quarter net sales and ending accounts receivable). Inventory turns improved to 1.2 times as of March 31, 2024 compared to 0.7 times as of March 31, 2023.

Investing Activities

Cash flows from investing activities decreased $28.0 million

•
Decrease of $29.4 million attributable to cash acquired as a result of the Merger in 2023
•
Partially offset by a decrease in spend of $1.0 million in capital expenditures and $0.5 million in other investing activities in 2024 compared to 2023

Financing Activities

Cash flows from financing activities increased $5.5 million

•
Increase of $6.9 million associated with net borrowing activities related to our credit facilities and from our assumption of SeaSpine's outstanding indebtedness at the time of the Merger
•
Partially offset by $1.5 million in debt issuance costs and other financing activities

Credit Facilities

On November 6, 2023, we entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC and certain lenders party thereto. The Financing Agreement provides for a $100.0 million senior secured term loan (the “Initial Term Loan”), a $25.0 million senior secured delayed draw term loan facility (the “Delayed Draw Term Loan”), and a $25.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Initial Term Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each of which mature on November 6, 2027. As of March 31, 2024, we had $100.0 million outstanding under the Initial Term Loan and $25.0 million outstanding under the Delayed Draw Term Loan.

The Financing Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). As of March 31, 2024, we were in compliance with all required financial covenants.

On March 15, 2024, we entered into Amendment No.1 to the Financing Agreement with Blue Torch Finance LLC (the "First Amendment"). Under the terms of the First Amendment, the parties agreed to reduce the number of business days to submit a notice of borrowing for the Delayed Draw Term Loan, and redefine certain terms within the asset coverage financial covenant. The maturity date remains November 6, 2027, for each of the Initial Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility.

As of March 31, 2024, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.9 million).

Other

For information regarding contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Spine LLC ("Lattus") Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the Merger, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the contingent consideration arrangement as of March 31, 2024, was $9.7 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of March 31, 2024, we classified the remaining contingent consideration liability within other long-term liabilities. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

In May 2022, we achieved FDA approval pertaining to the acquired technology, triggering a contingent consideration milestone obligation of $3.5 million. Of this amount, $1.5 million was paid in 2022, $1.0 million was paid in May 2023, and $1.0 million was accrued within other current liabilities as of March 31, 2024.

Off-balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates

Our discussion of operating results is based upon the condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting estimates during the quarter covered by this report.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued or adopted accounting pronouncements.

Non-GAAP Financial Measures

We believe that providing non-GAAP financial measures that exclude certain items provides investors with greater transparency to the information used by senior management in its financial and operational decision-making. We believe it is important to provide investors with the same non-GAAP financial measures used to supplement information regarding the performance and underlying trends of our business operations to facilitate comparisons to historical operating results and internally evaluate the effectiveness of our operating strategies. Disclosure of these non-GAAP financial measures also facilitates comparisons of our underlying operating performance with other companies in the industry that also supplement their U.S. GAAP results with non-GAAP financial measures.

The non-GAAP financial measures used in this filing may have limitations as analytical tools and should not be considered in isolation or as a replacement for U.S. GAAP financial measures. Some of the limitations associated with the use of these non-GAAP financial measures are that they exclude items that reflect an economic cost that can have a material effect on cash flows.

Constant Currency

Constant currency is calculated by using foreign currency rates from the comparable, prior-year period to present net sales at comparable rates. Constant currency can be presented for numerous U.S. GAAP measures, but is most commonly used by management to analyze net sales without the impact of changes in foreign currency rates.

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the SeaSpine merger and other strategic investments, acquisition-related fair value adjustments, interest and gains and losses on investments, litigation and investigation costs, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation, and succession charges. Adjusted EBITDA is the primary metric used by our Chief Operating Decision Maker in managing the business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as disclosed in our Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2023, management identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Our remediation efforts with respect to this material weakness are continuing, and we have determined that this material weakness is continuing as of March 31, 2024, as there have been no further control instances as of this date to conclude that the applicable controls have been remediated. As a result, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Material Weakness in Internal Control over Financial Reporting

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

In connection with the preparation and filing of the Annual Report for the year ended December 31, 2023 (the “2023 Annual Report”), the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to a material weakness in the design and operation of certain management review controls pertaining to business combinations and assessing recoverability of goodwill, resulting from insufficient evidence supporting the precision over the determination of certain estimates and insufficient evidence supporting the operating effectiveness of the associated review controls. This material weakness did not result in any misstatements to the consolidated financial statements or disclosures.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in the 2023 Annual Report presented fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Remediation of the Material Weakness

Our management has worked, and continues to work, to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weakness described above. Subsequent to the identification of the material weakness, the Company has better aligned its current finance department staff to enhance the review and oversight of the accounting and finance functions. The Company has also added several key positions in its finance department, including a new Chief Financial Officer, a Senior Vice President of Finance and Strategy, and other supporting roles with backgrounds in financial reporting, technical accounting, and financial planning and analysis. The Company continues to implement the remediation efforts described herein. These remediation efforts are being undertaken under the supervision of the Audit and Finance Committee of our Board of Directors.

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
•
Providing ongoing training for key personnel responsible for internal control over financial reporting; and
•
Enhancing or designing and implementing controls over the completeness and accuracy of information used in financial reporting and forecasted financial results, particularly as it relates to the accounting for business combinations and goodwill impairment assessment.

We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. We are committed to remediating the material weakness and we are making progress in that effort. The actions we are taking are subject to ongoing senior management review, as well as oversight from the Audit and Finance Committee. When fully implemented and operational, we believe the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weakness and will strengthen our internal control over financial reporting. However, remediation efforts are expected to continue beyond the quarter ended March 31, 2024. Further, we will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We may also identify additional measures that may be required to remediate the material weakness in our internal control over financial reporting, necessitating further action.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there have not been any changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in "Part I, Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the first quarter of 2024.

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

Item 6. Exhibits

10.1

Letter agreement, entered into on November 27, 2023, between Orthofix Medical Inc. and Massimo Calafiore (filed as an exhibit to the Company's Current Report on Form 8-K dated December 1, 2023 and incorporated herein by reference)

10.2

Orthofix Medical Inc. 2024 CEO Inducement Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference)

10.3

Orthofix Medical Inc. 2024 CEO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference)

10.4

Orthofix Medical Inc. 2024 CEO Inducement Plan – Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference)

10.5

Orthofix Medical Inc. 2024 CEO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference)

10.6

Change in Control and Severance Agreement, dated as of January 8, 2024, between Orthofix Medical Inc. and Massimo Calafiore (filed as an exhibit to the Company's Current Report on Form 8-K dated January 9, 2024 and incorporated herein by reference)

10.7

Letter agreement, dated as of January 4, 2024, between Orthofix Medical Inc. and Julie Andrews (filed as an exhibit to the Company's Current Report on Form 8-K dated January 9, 2024 and incorporated herein by reference)

10.8

Orthofix Medical Inc. 2024 CFO Inducement Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 12, 2024 and incorporated herein by reference).

10.9

Orthofix Medical Inc. 2024 CFO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 12, 2024 and incorporated herein by reference)

10.10

Orthofix Medical Inc. 2024 CFO Inducement Plan – Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 12, 2024 and incorporated herein by reference)

10.11

Orthofix Medical Inc. 2024 CFO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 12, 2024 and incorporated herein by reference)

10.12

Change in Control and Severance Agreement, dated as of January 15, 2024, between Orthofix Medical Inc. and Julie Andrews (filed as an exhibit to the Company's Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

10.13*	Letter agreement, dated as of March 18, 2024, between Orthofix Medical Inc. and Andres Cedron

10.14	Orthofix Medical Inc. 2024 CLO Inducement Plan (filed as an Exhibit to the Company's S-8 filed on April 16, 2024, and incorporated herein by reference)

10.15	Orthofix Medical Inc. 2024 CLO Inducement Plan – Performance Stock Unit Grant Agreement (filed as an Exhibit to the Company's S-8 filed on April 16, 2024, and incorporated herein by reference)

10.16	Orthofix Medical Inc. 2024 CLO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as an Exhibit to the Company's S-8 filed on April 16, 2024, and incorporated herein by reference)

10.17	Orthofix Medical Inc. 2024 CLO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as an Exhibit to the Company's S-8 filed on April 16, 2024, and incorporated herein by reference)

10.18*	Change in Control and Severance Agreement, dated as of April 15, 2024, between Orthofix Medical Inc. and Andres Cedron

10.19*	Letter agreement, dated as of February 2, 2024, between Orthofix Medical Inc. and Lucas Vitale

10.20	Orthofix Medical Inc. 2024 CP&BOO Inducement Plan (filed as an Exhibit to the Company's S-8 filed on March 15, 2024, and incorporated herein by reference)

10.21	Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Performance Stock Unit Grant Agreement (filed as an Exhibit to the Company's S-8 filed on March 15, 2024, and incorporated herein by reference)

10.22

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Time-Based Annual Vesting Stock Unit Grant Agreement (filed as an Exhibit to the Company's S-8 filed on March 15, 2024, and incorporated herein by reference)

10.23

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Time-Based Cliff Vesting Stock Unit Grant Agreement (filed as an Exhibit to the Company's S-8 filed on March 15, 2024, and incorporated herein by reference)

10.24	Orthofix Medical Inc. 2024 CFO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as an Exhibit to the Company's S-8 filed on March 15, 2024, and incorporated herein by reference)

10.25*	Change in Control and Severance Agreement, dated as of March 15, 2024, between Orthofix Medical Inc. and Lucas Vitale

10.26*

First Amendment to Financing Agreement, dated as of March 15, 2024, among Orthofix Medical Inc., certain subsidiaries of Orthofix Medical Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent

10.27

First Amendment to Cooperation Agreement, entered into on April 19, 2024, by and among Orthofix Medical Inc. Engine Capital, L.P., Engine Jet Capital, L.P., Engine Lift Capital LP, Engine Capital Management, LP, Engine Capital Management GP, LLC, Engine Investments, LLC, Engine Investments II, LLC and Arnaud Ajdler (filed as an Exhibit to the Company's Current Report on Form 8-K dated April 22, 2024, and incorporated herein by reference)

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

ORTHOFIX MEDICAL INC.

Date: May 7, 2024	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: May 7, 2024	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer