Form 10-Q
period 2024-06-30
Orthofix Medical Inc.
filed 2024-08-06
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, 38,174,785 shares of common stock were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,366	$33,107
Restricted cash	2,500	4,650
Accounts receivable, net of allowances of $8,368 and $7,130, respectively	125,361	128,098
Inventories	210,040	222,166
Prepaid expenses and other current assets	21,798	32,422
Total current assets	386,065	420,443
Property, plant, and equipment, net	154,111	159,060
Intangible assets, net	108,310	117,490
Goodwill	194,934	194,934
Other long-term assets	38,578	33,388
Total assets	$881,998	$925,315

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$50,362	$58,357
Current portion of long-term debt	4,688	1,250
Current portion of finance lease liability	734	708
Other current liabilities	100,183	104,908
Total current liabilities	155,967	165,223
Long-term debt	113,315	93,107
Long-term portion of finance lease liability	18,160	18,532
Other long-term liabilities	48,552	49,723
Total liabilities	335,994	326,585
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 38,039 and 37,165 issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	3,804	3,717
Additional paid-in capital	764,538	746,450
Accumulated deficit	(219,607)	(150,144)
Accumulated other comprehensive loss	(2,731)	(1,293)
Total shareholders’ equity	546,004	598,730
Total liabilities and shareholders’ equity	$881,998	$925,315

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2024	2023	2024	2023
Net sales	$198,620	$187,016	$387,228	$362,220
Cost of sales	63,871	67,465	125,237	132,340
Gross profit	134,749	119,551	261,991	229,880
Sales and marketing	100,224	99,249	200,267	193,040
General and administrative	33,994	34,177	65,642	82,988
Research and development	18,049	19,424	37,541	42,731
Acquisition-related amortization and remeasurement (Note 12)	7,388	3,333	12,784	7,467
Operating loss	(24,906)	(36,632)	(54,243)	(96,346)
Interest expense, net	(4,943)	(1,266)	(9,501)	(2,555)
Other income (expense), net	(2,510)	(20)	(3,784)	656
Loss before income taxes	(32,359)	(37,918)	(67,528)	(98,245)
Income tax expense	(1,084)	(1,508)	(1,935)	(2,119)
Net loss	$(33,443)	$(39,426)	$(69,463)	$(100,364)

Net loss per common share:
Basic	$(0.88)	$(1.07)	$(1.84)	$(2.77)
Diluted	(0.88)	(1.07)	(1.84)	(2.77)
Weighted average number of common shares:
Basic	38,020	36,762	37,787	36,252
Diluted	38,020	36,762	37,787	36,252

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt securities	—	381	1,671	318
Reclassification adjustment for historical unrealized gain on debt security	(1,671)	—	(1,671)	—
Currency translation adjustment	(400)	457	(1,438)	950
Other comprehensive income (loss), before tax	(2,071)	838	(1,438)	1,268
Income tax benefit (expense) related to other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(2,071)	838	(1,438)	1,268
Comprehensive loss	$(35,514)	$(38,588)	$(70,901)	$(99,096)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2023	37,165	$3,717	$746,450	$(150,144)	$(1,293)	$598,730
Net loss	—	—	—	(36,020)	—	(36,020)
Other comprehensive income, net of tax	—	—	—	—	633	633
Share-based compensation expense	—	—	8,800	—	—	8,800
Common shares issued, net	245	24	(1,852)	—	—	(1,828)
At March 31, 2024	37,410	$3,741	$753,398	$(186,164)	$(660)	$570,315
Net loss	—	—	—	(33,443)	—	(33,443)
Other comprehensive loss, net of tax	—	—	—	—	(2,071)	(2,071)
Share-based compensation expense	—	—	9,959	—	—	9,959
Common shares issued, net	629	63	1,181	—	—	1,244
At June 30, 2024	38,039	$3,804	$764,538	$(219,607)	$(2,731)	$546,004

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
At December 31, 2022	20,162	$2,016	$334,969	$1,251	(1,376)	$336,860
Net loss	—	—	—	(60,938)	—	(60,938)
Other comprehensive income, net of tax	—	—	—	—	430	430
Share-based compensation expense	—	—	13,020	—	—	13,020
Common shares issued in connection with SeaSpine merger	16,047	1,605	375,140	—	—	376,745
Common shares issued, net	254	26	(1,984)	—	—	(1,958)
At March 31, 2023	36,463	$3,647	$721,145	$(59,687)	$(946)	$664,159
Net loss	—	—	—	(39,426)	—	(39,426)
Other comprehensive income, net of tax	—	—	—	—	838	838
Share-based compensation expense	—	—	13,246	—	—	13,246
Common shares issued, net	270	26	1,142	—	—	1,168
At June 30, 2023	36,733	$3,673	$735,533	$(99,113)	$(108)	$639,985

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(69,463)	$(100,364)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	28,894	25,997
Inventory reserve expenses	13,759	17,057
Amortization of inventory fair value step up	6,094	21,085
Amortization of operating lease assets, debt costs, and other assets	2,986	3,319
Provision for expected credit losses	1,573	490
Deferred income taxes	1,180	815
Share-based compensation expense	18,759	26,266
Change in valuation of investment securities	3,992	(492)
Change in fair value of contingent consideration	4,240	(1,300)
Other	4,863	(372)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	710	5,615
Inventories	(8,571)	(33,168)
Prepaid expenses and other current assets	2,717	275
Accounts payable	(7,501)	1,800
Other current liabilities	(9,977)	(6,425)
Other long-term assets and liabilities	(3,866)	(134)
Net cash used in operating activities	(9,611)	(39,536)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(19,887)	(23,823)
Capital expenditures for intangible assets	(646)	(831)
Cash acquired in the SeaSpine merger	—	29,419
Other investing activities	(50)	(500)
Net cash provided by (used in) investing activities	(20,583)	4,265
Cash flows from financing activities
Proceeds from issuance of common shares	3,191	2,377
Payments related to tax withholdings for share-based compensation	(3,775)	(3,167)
Payments related to finance lease obligation	(346)	(320)
Borrowings under credit facility	40,000	51,000
Repayment of borrowings from credit facility	(15,000)	—
Payment of debt acquired from SeaSpine merger	—	(26,899)
Contingent consideration milestone payment	—	(920)
Payment of debt issuance costs and other financing activities	(2,392)	(280)
Net cash provided by financing activities	21,678	21,791
Effect of exchange rate changes on cash	(375)	387
Net change in cash and cash equivalents	(8,891)	(13,093)
Cash, cash equivalents, and restricted cash at the beginning of period	37,757	50,700
Cash, cash equivalents, and restricted cash at the end of period	$28,866	$37,607

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$26,366	$37,607
Restricted cash	2,500	—
Cash, cash equivalents, and restricted cash at the end of period	$28,866	$37,607

Noncash investing activities - Purchase of intangible assets	$50	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2024.

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

The Company recognized ($0.1) million and $0.1 million in direct acquisition-related costs, which excluded integration-related activities that were expensed during the three and six months ended June 30, 2024, respectively, compared to $3.3 million and $9.8 million expensed during the three and six months ended June 30, 2023, respectively. These costs are included in the condensed consolidated statements of operations and comprehensive loss, primarily within general and administrative expenses. The Company's results of operations included net sales from SeaSpine of $71.5 million and $142.0 million for the three and six months ended June 30, 2024, respectively, and net losses of $20.4 million and $34.7 million from SeaSpine for the three and six months ended June 30, 2024, respectively. This compares to $64.4 million and $125.3 million of net sales from SeaSpine for the three and six months ended June 30, 2023, respectively, and net losses of $24.9 million and $52.8 million for the three and six months ended June 30, 2023, respectively.

Due to the completion of the Merger on January 5, 2023, all SeaSpine financial results for fiscal year 2023, except for the first four days of January, were included in the Company's condensed consolidated statement of operations and comprehensive loss. Therefore, the Company did not prepare unaudited pro forma financial information for the three and six months ended June 30, 2023 or 2024, on the basis that the Merger was completed on January 1, 2023.

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	June 30, 2024	December 31, 2023
	(Unaudited)
Raw materials	$29,455	$28,390
Work-in-process	57,115	53,510
Finished products	123,470	140,266
Inventories	$210,040	$222,166

5. Leases

A summary of the Company's lease portfolio as of June 30, 2024, and December 31, 2023, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	June 30, 2024	December 31, 2023
		(Unaudited)
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$18,579	$19,869
Finance leases	Property, plant and equipment, net	15,839	16,345
Total ROU assets		$34,418	$36,214

Lease Liabilities
Current
Operating leases	Other current liabilities	$3,733	$3,477
Finance leases	Current portion of finance lease liability	734	708
Long-term
Operating leases	Other long-term liabilities	15,710	17,125
Finance leases	Long-term portion of finance lease liability	18,160	18,532
Total lease liabilities		$38,337	$39,842

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,311	$3,751
Operating cash flows from finance leases	417	428
Financing cash flows from finance leases	346	320
ROU assets obtained in exchange for lease obligations
Operating leases	721	15,368
Finance leases	—	—

6. Long-term debt

The carrying values of the Company's outstanding debt obligations as of June 30, 2024, and December 31, 2023, were as follows:

(U.S. Dollars, in thousands)	June 30, 2024	December 31, 2023
	(Unaudited)
Initial Term Loan and Delayed Draw Term Loan
Principal amount	$125,000	$100,000
Unamortized original debt discount	(3,769)	(4,331)
Unamortized debt issuance costs and lenders fees	(3,228)	(1,312)
Total indebtedness from initial term loan and delayed draw term loan	118,003	94,357

Revolving Credit Facilities
Principal amount outstanding	—	—
Total indebtedness outstanding	$118,003	$94,357

Current portion of long-term debt	$4,688	$1,250
Long-term debt	113,315	93,107
Total indebtedness outstanding	$118,003	$94,357

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

The Financing Agreement contains financial covenants requiring the Company to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). As of June 30, 2024, the Company was in compliance with all required financial covenants.

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

As of June 30, 2024, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.9 million).

7. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	June 30, 2024				December 31, 2023
(Unaudited, U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
Assets
Neo Medical convertible loan agreement	$—	$—	$—	$—	$6,760
Neo Medical preferred equity securities	—	10,942	—	10,942	4,951
Other investments	—	—	—	—	1,309
Total	$—	$10,942	$—	$10,942	$13,020
Liabilities
Lattus contingent consideration	$—	$—	$(12,740)	$(12,740)	$(8,500)
Deferred compensation plan	—	(1,644)	—	(1,644)	(1,674)
Total	$—	$(1,644)	$(12,740)	$(14,384)	$(10,174)

Neo Medical Convertible Loan Agreement and Equity Investment

Since October 2020, the Company has held preferred equity securities of Neo Medical SA, a privately held Swiss-based company developing a new generation of products for spinal surgery ("Neo Medical") and a Convertible Loan Agreement, pursuant to which the Company loaned Neo Medical CHF 4.6 million, or $5.0 million, at the date of issuance (the “Convertible Loan”).

In April 2024, the Company converted the Convertible Loan into shares of Neo Medical preferred equity securities. The preferred equity securities are recorded in other long-term assets and are considered an investment that does not have a readily determinable fair value. As such, the Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Fair value of Neo Medical preferred equity securities at January 1	$4,951	$6,084
Conversion of loan into preferred equity securities	8,224	—
Foreign currency remeasurement recognized in other income (expense), net	—	—
Unrealized loss recognized in other expense, net	(2,233)	—
Fair value of Neo Medical preferred equity securities at June 30	$10,942	$6,084
Cumulative unrealized gain (loss) on Neo Medical preferred equity securities	$(2,953)	$413

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, which was measured at fair value using significant unobservable inputs:

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Fair value of Neo Medical Convertible Loan at January 1	$6,760	$7,140
Gains (losses) recorded for the period
Recognized in other comprehensive income	1,671	117
Interest recognized in interest income, net	162	238
Foreign currency remeasurement recognized in other income (expense), net	(602)	195
Reversal of expected credit loss recognized in other income (expense), net	260	—
Conversion into preferred equity securities	(8,224)	—
Realized foreign currency loss recognized in other income (expense), net	(27)	—
Fair value of Neo Medical Convertible Loan at June 30	$—	$7,690

Contractual value of Neo Medical Convertible Loan at June 30	$—	$6,340
Allowance for credit loss recognized in other income (expense), net	—	—
Amortized cost basis of Neo Medical Convertible Loan at June 30	$—	$6,340

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

The estimated fair value of the Lattus contingent consideration is determined using a Monte Carlo simulation and a discounted cash flow model requiring significant inputs which are not observable in the market. The significant inputs include assumptions related to the estimated future sales of the products, revenue risk-adjusted discount rates, revenue volatility, and discount rates matched to the timing of payments. The following table provides a reconciliation of the beginning and ending balances for the Lattus contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Lattus contingent consideration estimated fair value at January 1	$8,500	$—
Contingent consideration assumed in the Merger	—	11,200
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	4,240	(1,300)
Lattus contingent consideration estimated fair value at June 30	$12,740	$9,900

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of June 30, 2024:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of June 30, 2024	Unobservable inputs	Estimate
Lattus Contingent Consideration	$12,740	Counterparty discount rates	13.7% - 14.3%
		Revenue risk-adjusted discount rates	7.5% - 8.2%

8. Commitments and Contingencies

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

Arbitration claims with former executives

In September 2023, the Company’s Board of Directors (the "Board") terminated the employment of Keith Valentine, John Bostjancic, and Patrick Keran, who had served respectively as the Company’s President and Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. The Board’s decision followed an investigation conducted by independent outside legal counsel and directed and overseen by the Company’s independent directors. As a result of the investigation, the Board determined that each of these executives engaged in repeated inappropriate and offensive conduct that violated multiple code of conduct requirements and was inconsistent with the Company’s values and culture. The Company notified each of Messrs. Valentine, Bostjancic, and Keran that their respective terminations were being made for “Cause,” as defined in applicable employment-related agreements (including each executive’s respective Change in Control and Severance Agreement, dated June 19, 2023). The Company also notified each of Messrs. Valentine, Bostjancic, and Keran that it did not believe it was required to make any further payments to them, other than payment of salary through September 12, 2023. The Board also requested that Mr. Valentine resign as a director, which he did in October 2023.

In January 2024, the Company received written notices of arbitration claims from counsel to Messrs. Valentine, Bostjancic, and Keran. Each of the arbitration claims asserts that the respective former executive was wrongfully terminated for “Cause” because the former executive’s conduct did not meet the contractually applicable definition of “Cause.” The claims seek relief for, among other things, alleged breach of contract, defamation, false light invasion of privacy, deceit, as well as indemnification and advancement for attorneys’ fees. The three former executives seek severance payments, as well as the value of forfeited equity grants under applicable change in control and severance agreements and further damages as a result of purported defamatory statements. The Company disagrees with many of the assertions contained in the written notices of arbitration claims and intends to vigorously defend the asserted claims. Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the arbitration claims.

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase. Under certain of these agreements, the purchase price would be paid in shares of the Company's common stock, whereas for others, the purchase price can be paid in cash or shares at the Company's option. Based on the closing price of the Company's common stock as of June 30, 2024, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 0.3 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor in regard to the consummation of the potential acquisition.

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

In the third quarter of 2022, the Italian Ministry of Health provided guidelines to the Italian regions and provinces on seeking payback of expenditure overruns relating to the years ended December 31, 2015, through December 31, 2018. Since receiving the guidelines, several regions and provinces have requested payment from affected medical device companies, including the Company. The Company has taken legal action to dispute the legality of such measures. In July 2024, the Italian Constitutional Court issued two judgments following public hearings on the matter held in May 2024. These judgments (i) declared the payback system itself as constitutionally legitimate and (ii) extended previously communicated reductions in the payback liability for certain fiscal years to all medical device companies, regardless of whether or not they had waived their legal claims on the matter.

The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded an expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and an expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company has accrued $8.0 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

9. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Other Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(1,065)	$(228)	$—	$(1,293)
Other comprehensive income (loss)	(1,438)	1,671	—	233
Income taxes	—	—	—	—
Reclassification adjustment to:
Other expense, net	—	(1,671)	—	(1,671)
Balance at June 30, 2024	$(2,503)	$(228)	$—	$(2,731)

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are two product categories: (i) Bone Growth Therapies, and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The table below presents net sales by product category by reporting segment:

	Three Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Bone Growth Therapies	$59,135	$52,662	12.3%
Spinal Implants, Biologics, and Enabling Technologies	108,899	105,314	3.4%
Global Spine	168,034	157,976	6.4%
Global Orthopedics	30,586	29,040	5.3%
Net sales	$198,620	$187,016	6.2%

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Bone Growth Therapies	$111,612	$100,376	11.2%
Spinal Implants, Biologics, and Enabling Technologies	217,715	206,806	5.3%
Global Spine	329,327	307,182	7.2%
Global Orthopedics	57,901	55,038	5.2%
Net sales	$387,228	$362,220	6.9%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Product sales	$185,417	$174,078	$361,248	$336,326
Marketing service fees	13,203	12,938	25,980	25,894
Net sales	$198,620	$187,016	$387,228	$362,220

Product sales primarily consist of the sale of bone growth therapies devices, spinal implants, certain biologics, enabling technologies, and orthopedics products. Marketing service fees are received from MTF Biologics (“MTF”) based on total sales of biologics tissues sourced from MTF and relate solely to the Global Spine reporting segment. The Company partners with MTF to provide certain allograft solutions (HCT/Ps) for various spine, orthopedic and other bone repair needs, with this partnership allowing the Company to exclusively market certain biologic offerings.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Allowance for expected credit losses beginning balance	$8,398	$6,691	$7,130	$6,419
Addition resulting from the Merger with SeaSpine	—	—	—	137
Current period provision for expected credit losses	197	282	1,573	490
Write-offs charged against the allowance and other	(184)	6	(203)	(120)
Effect of changes in foreign exchange rates	(43)	36	(132)	89
Allowance for expected credit losses ending balance	$8,368	$7,015	$8,368	$7,015

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

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Adjusted EBITDA by reporting segment
Global Spine	$27,688	$21,258	$47,578	$36,239
Global Orthopedics	179	(135)	(1,313)	(91)
Adjusted EBITDA	$27,867	$21,123	$46,265	$36,148

Reconciling items:
Corporate operating expenses	$11,234	$11,204	$21,967	$23,025
Interest expense, net	4,943	1,266	9,501	2,555
Depreciation and amortization	14,032	13,327	28,894	25,997
Share-based compensation expense	9,959	13,246	18,759	26,266
Foreign exchange impact	851	(269)	2,439	(852)
SeaSpine merger-related costs	5,897	8,206	10,376	28,946
Strategic investments	311	309	431	970
Acquisition-related fair value adjustments	6,117	8,149	10,334	19,785
Interest and loss on investments	1,813	—	1,553	—
Litigation and investigation costs	(277)	1,291	1,983	1,760
Succession charges	5,346	262	7,556	262
Medical device regulation	—	2,050	—	5,679
Loss before income taxes	$(32,359)	$(37,918)	$(67,528)	$(98,245)

The following table presents depreciation and amortization by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Global Spine	$11,044	$10,368	$22,973	$19,967
Global Orthopedics	2,191	1,719	4,398	3,348
Corporate	797	1,240	1,523	2,682
Total	$14,032	$13,327	$28,894	$25,997

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Global Spine
U.S.	$159,191	$147,360	$311,056	$286,817
International	8,843	10,616	18,271	20,365
Total Global Spine	168,034	157,976	329,327	307,182

Global Orthopedics
U.S.	7,742	7,223	15,896	13,859
International	22,844	21,817	42,005	41,179
Total Global Orthopedics	30,586	29,040	57,901	55,038

Consolidated
U.S.	166,933	154,583	326,952	300,676
International	31,687	32,433	60,276	61,544
Net sales	$198,620	$187,016	$387,228	$362,220

The following data includes net sales by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
U.S.	$166,933	$154,583	$326,952	$300,676
Italy	5,257	5,262	10,259	10,117
France	3,510	2,811	6,026	5,271
United Kingdom	2,623	2,540	5,254	5,320
Germany	2,393	2,721	4,498	5,359
Brazil	1,708	1,882	3,236	2,765
Others	16,196	17,217	31,003	32,712
Net Sales	$198,620	$187,016	$387,228	$362,220

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	June 30, 2024	December 31, 2023
	(Unaudited)
U.S.	$138,757	$142,727
Italy	9,571	10,187
Germany	2,388	3,030
Others	3,395	3,116
Total	$154,111	$159,060

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements, which are recognized immediately upon acquisition. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Amortization of acquired intangibles	$4,318	$4,633	$8,544	$8,767
Changes in fair value of contingent consideration	3,070	(1,300)	4,240	(1,300)
Total	$7,388	$3,333	$12,784	$7,467

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Cost of sales	$514	$482	$1,090	$953
Sales and marketing	1,436	2,551	3,103	4,800
General and administrative	7,447	9,167	12,995	18,271
Research and development	562	1,046	1,571	2,242
Total	$9,959	$13,246	$18,759	$26,266

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Stock options	$1,382	$2,397	$2,500	$5,153
Market-based stock options	499	—	826	—
Time-based restricted stock awards and units	6,254	10,235	12,127	20,081
Market-based / performance-based restricted stock units	1,303	113	2,141	113
Stock purchase plan	521	501	1,165	919
Total	$9,959	$13,246	$18,759	$26,266

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

During the three months ended June 30, 2024, and 2023, the Company issued 0.6 million and 0.3 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the six months ended June 30, 2024, and 2023, the Company issued 0.9 million and 0.5 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

Inducement plans

During 2024, the Company has appointed several new executives, including a new President and Chief Executive Officer, Chief Financial Officer, Chief People & Business Operations Officer, Chief Legal Officer, President of Global Spine, Chief Investor Relations and Communications Officer, President of Global Operations and Quality, and Chief Human Resources Officer. As inducements to accept employment with the Company, the individuals were awarded grants including, dependent on the individual, (i) market-based and/or time-based stock options, (ii) time-based restricted stock units, (iii) time-based cliff vesting restricted stock units, and (iv) market-based restricted stock units, valued in the aggregate across all award types at approximately $21.4 million.

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefited by the Company’s U.S. and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and six months ended June 30, 2024. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended June 30, 2024, and 2023, the effective tax rate was (3.3%) and (4.0%), respectively. For the six months ended June 30, 2024, and 2023, the effective tax rate was (2.9%) and (2.2%), respectively. The primary factors affecting the Company’s effective tax rate for the three and six months ended June 30, 2024, were certain losses not benefited and tax amortization on certain acquired intangibles.

15. Earnings per share (“EPS”)

For the three and six months ended June 30, 2024, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, In thousands)	2024	2023	2024	2023
Weighted average common shares-basic	38,020	36,762	37,787	36,252
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares-diluted	38,020	36,762	37,787	36,252

There were 7.1 million and 7.0 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the three months ended June 30, 2024, and 2023, respectively, and 6.9 million and 7.1 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the six months ended June 30, 2024, and 2023, respectively, because inclusion of these awards was anti-dilutive.

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

Notable financial metrics in the second quarter of 2024 and recent achievements include the following:

•
Second quarter 2024 net sales of $198.6 million, an increase of 6% on a reported and constant currency basis compared to second quarter 2023
•
Bone Growth Therapies net sales growth of 12% compared to second quarter 2023, marking six consecutive quarters with double-digit net sales increases
•
U.S. Spine Fixation net sales growth of 12%, driven by distribution expansion and further penetration in existing accounts
•
Global Orthopedics net sales growth of 5% on a reported basis and 6% on a constant currency basis compared to second quarter 2023
•
Significant improvement in cash usage, paving the way for earlier than expected positive free cash flow for the second half of 2024
•
Announced appointments of four new executive team members, further strengthening the breadth and depth of the Company's leadership team

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2024 (%)	2023 (%)	2024 (%)	2023 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	32.2	36.1	32.3	36.5
Gross profit	67.8	63.9	67.7	63.5
Sales and marketing	50.4	53.0	51.7	53.3
General and administrative	17.1	18.3	17.0	22.9
Research and development	9.1	10.4	9.7	11.8
Acquisition-related amortization and remeasurement	3.7	1.8	3.3	2.1
Operating loss	(12.5)	(19.6)	(14.0)	(26.6)
Net loss	(16.8)	(21.1)	(17.9)	(27.7)

Net Sales by Product Category and Reporting Segment

Our operations are managed through two reporting segments: Global Spine and Global Orthopedics. The following tables provide net sales by product category by reporting segment:

	Three Months Ended June 30,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Reported	Constant Currency
Bone Growth Therapies	$59,135	$52,662	12.3%	12.3%
Spinal Implants, Biologics, and Enabling Technologies	108,899	105,314	3.4%	3.4%
Global Spine	168,034	157,976	6.4%	6.4%
Global Orthopedics	30,586	29,040	5.3%	6.3%
Net sales	$198,620	$187,016	6.2%	6.4%

	Six Months Ended June 30,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Reported	Constant Currency
Bone Growth Therapies	$111,612	$100,376	11.2%	11.2%
Spinal Implants, Biologics, and Enabling Technologies	217,715	206,806	5.3%	5.3%
Global Spine	329,327	307,182	7.2%	7.2%
Global Orthopedics	57,901	55,038	5.2%	5.1%
Net sales	$387,228	$362,220	6.9%	6.9%

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

Three months ended June 30, 2024 compared to 2023

Net sales of $168.0 million, an increase of $10.1 million or 6.4%

•
Bone Growth Therapies net sales increased $6.5 million, or 12.3%, largely driven by (i) an increase in gross order volumes resulting from our continued investment in our direct sales channel for both the spine and fracture markets, (ii) capitalization of cross-selling opportunities, and (iii) continued growth and adoption of AccelStim, which is used in the healing of fresh and nonunion fractures
•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $3.6 million, or 3.4%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants and Biologics, which saw growth in each of our cervical, interbody, thoracolumbar, and demineralized bone matrices franchises

Six months ended June 30, 2024 compared to 2023

Net sales of $329.3 million, an increase of $22.1 million or 7.2%

•
Bone Growth Therapies net sales increased $11.2 million or 11.2%, driven by (i) an increase in gross order volumes resulting from our continued investment in our direct sales channel for both the spine and fracture markets, (ii) capitalization of cross-selling opportunities, and (iii) continued growth and adoption of AccelStim

•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $10.9 million, or 5.3%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants and Biologics, which saw growth in each of our cervical, interbody, thoracolumbar, and demineralized bone matrices franchises

Global Orthopedics

Global Orthopedics offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions specifically related to limb reconstruction and deformity correction unrelated to the spine. Global Orthopedics distributes its products world-wide through a network of distributors and sales representatives to sell orthopedic products to hospitals and healthcare providers.

Three months ended June 30, 2024 compared to 2023

Net sales of $30.6 million, an increase of $1.5 million or 5.3%

•
U.S. growth of $0.5 million, or 7.2%, largely due to investments made in recent product launches and commercial execution within our sales channel and from our comprehensive surgeon education program
•
International growth of $1.3 million, or 5.9% on a constant currency basis, primarily driven by recent product launches in Europe
•
Partially offset by a decrease of $0.3 million due to movement in foreign currency exchange rates, which had an unfavorable impact on net sales in the second quarter of 2024

Six months ended June 30, 2024 compared to 2023

Net sales of $57.9 million, an increase of $2.9 million or 5.2%

•
U.S. growth of $2.0 million, or 14.7%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from our comprehensive surgeon education program
•
International growth of 1.9% on a constant currency basis, driven by recent product launches in Europe and offset by the timing of certain stocking distributor orders
•
Increase of $0.1 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in 2024

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Net sales	$198,620	$187,016	6.2%	$387,228	$362,220	6.9%
Cost of sales	63,871	67,465	(5.3%)	125,237	132,340	(5.4%)
Gross profit	$134,749	$119,551	12.7%	$261,991	$229,880	14.0%
Gross margin	67.8%	63.9%	3.9%	67.7%	63.5%	4.2%

Three months ended June 30, 2024 compared to 2023

Gross profit increased $15.2 million

•
Increase in gross profit driven primarily by net sales growth across all principal product categories
•
Increase of $6.4 million driven by a reduction of amortization of the inventory fair value step-up recognized in the Merger, which is being amortized over the expected sales cycles of the acquired inventory
•
Increase of $2.1 million driven by a reduction in certain inventory-related charges, primarily due to rationalization decisions made in the prior year related to the Merger

Six months ended June 30, 2024 compared to 2023

Gross profit increased $32.1 million

•
Increase in gross profit driven primarily by net sales growth across all principal product categories
•
Increase of $15.0 million driven by a reduction of amortization of the inventory fair value step-up recognized in the Merger, which is being amortized over the expected sales cycles of the acquired inventory

•
Increase of $2.8 million driven by a reduction in certain inventory-related charges, primarily due to rationalization decisions made in the prior year related to the Merger

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$100,224	$99,249	1.0%	$200,267	$193,040	3.7%
As a percentage of net sales	50.4%	53.1%	(2.7%)	51.7%	53.3%	(1.6%)

Three months ended June 30, 2024 compared to 2023

Sales and marketing expense increased $1.0 million

•
Increase of $2.5 million in variable compensation expenses, including commissions, largely resulting from changes in sales volume and sales mix
•
Increase of $1.4 million in depreciation expense related to an increase in deployed instrumentation to support increased sales demand
•
Partially offset by a decrease of $2.9 million in other compensation expenses, including share-based compensation, primarily due to the realization of synergies following the Merger

Six months ended June 30, 2024 compared to 2023

Sales and marketing expense increased $7.2 million

•
Increase of $5.3 million in variable compensation expenses, including commissions, largely resulting from changes in sales volume and sales mix
•
Increase of $4.3 million in depreciation expense related to an increase in deployed instrumentation to support increased sales demand
•
Partially offset by a decrease of $2.6 million in other compensation expenses, including share-based compensation, primarily due to the realization of synergies following the Merger

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
General and administrative	$33,994	$34,177	(0.5%)	$65,642	$82,988	(20.9%)
As a percentage of net sales	17.1%	18.3%	(1.2%)	17.0%	22.9%	(5.9%)

Three months ended June 30, 2024 compared to 2023

General and administrative expense decreased $0.2 million

•
Decrease of $1.7 million in share-based compensation expense primarily due to accelerated vesting of certain equity-based awards as a result of the Merger recorded in 2023
•
Reduction in general and administrative expenses by the realization of Merger-related synergies, primarily from headcount
•
Decrease in integration-related expenses of $1.1 million compared to prior year comprised professional and advisor fees and severance and retention costs. In addition, general and administrative expenses were further reduced by the realization of Merger-related synergies
•
Decrease of $0.8 million driven by a favorable change in litigation and investigation related costs, including the release of a $2.5 million accrual in the second quarter of 2024
•
Partially offset by an increase of $5.1 million in succession charges as a result of recent changes in executive leadership positions

Six months ended June 30, 2024 compared to 2023

General and administrative expense decreased $17.3 million

•
Decrease in integration-related expenses of $17.2 million compared to prior year comprised professional and advisor fees and severance and retention costs.
•
Reduction in general and administrative expenses by the realization of Merger-related synergies, primarily from headcount
•
Decrease of $5.3 million in share-based compensation expense primarily due to accelerated vesting of certain equity-based awards as a result of the Merger recorded in 2023
•
Partially offset by an increase of $7.3 million in succession charges as a result of recent changes in executive leadership positions
•
Further offset by an increase of $1.1 million driven by an unfavorable change in litigation and investigation related costs

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Research and development	$18,049	$19,424	(7.1%)	$37,541	$42,731	(12.1%)
As a percentage of net sales	9.1%	10.4%	(1.3%)	9.7%	11.8%	(2.1%)

Three months ended June 30, 2024 compared to 2023

Research and development expense decreased $1.4 million

•
Decrease of $1.7 million in costs to comply with the European Union Medical Device Regulations
•
Decrease of $0.4 million related to merger and integration-related expenses, primarily related to severance and retention costs. In addition, research and development expenses were further reduced by the realization of Merger-related synergies.
•
Partially offset by an increase in product development and clinical expenses

Six months ended June 30, 2024 compared to 2023

Research and development expense decreased $5.2 million

•
Decrease of $4.0 million in costs to comply with the European Union Medical Device Regulations
•
Decrease of $1.8 million related to merger and integration-related expenses, primarily related to severance and retention costs. In addition, research and development expenses were further reduced by the realization of Merger-related synergies.
•
Partially offset by an increase in product development and clinical expenses

Acquisition-related Amortization and Remeasurement

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Acquisition-related amortization and remeasurement	$7,388	$3,333	121.7%	$12,784	$7,467	71.2%
As a percentage of net sales	3.7%	1.8%	1.9%	3.3%	2.0%	1.3%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended June 30, 2024 compared to 2023

Acquisition-related amortization and remeasurement increased $4.1 million

•
Increase of $4.4M recognized in 2024 associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the Merger

•
Partially offset by a decrease of $0.3 million in amortization expense of intangible assets acquired in the Merger

Six months ended June 30, 2024 compared to 2023

Acquisition-related amortization and remeasurement increased $5.3 million

•
Increase of $5.5M recognized in 2024 associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the Merger
•
Partially offset by a decrease of $0.2 million in amortization expense of intangible assets acquired in the Merger

Non-operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Interest expense, net	$(4,943)	$(1,266)	290.4%	$(9,501)	$(2,555)	271.9%
Other income (expense), net	(2,510)	(20)	12450.0%	(3,784)	656	(676.8%)

Three months ended June 30, 2024 compared to 2023

Interest expense, net increased $3.7 million

•
Increase of $3.5 million attributable to an increase in outstanding indebtedness as part of our Financing Agreement in 2024 compared to prior year
•
Decrease of $0.2 million of interest income resulting from the conversion of the convertible loan with Neo Medical into preferred equity securities in the second quarter of 2024

Other income (expense), net decreased $2.5 million

•
Decrease of $1.1 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of ($0.9 million) in the second quarter of 2024 compared to a gain of $0.3 million in the second quarter of 2023
•
Decrease of $1.4 million associated with the impairment of certain investments measured at fair value

Six months ended June 30, 2024 compared to 2023

Interest expense, net increased $6.9 million

•
Increase of $6.7 million attributable to an increase in outstanding indebtedness as part of our Financing Agreement in 2024 compared to prior year
•
Decrease of $0.3 million of interest income resulting from the conversion of the convertible loan with Neo Medical into preferred equity securities in the second quarter of 2024

Other income (expense), net decreased $4.4 million

•
Decrease of $3.3 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of ($2.4 million) in 2024 compared to a gain of $0.9 million in 2023
•
Decrease of $1.4 million associated with the impairment of certain investments measured at fair value
•
Partially offset by a $0.3 million increase associated with the reversal of a previously recognized estimate of expected credit losses recognized on the Neo Medical convertible loan

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Income tax expense	$1,084	$1,508	(28.1%)	$1,935	$2,119	(8.7%)
Effective tax rate	(3.3%)	(4.0%)	0.7%	(2.9%)	(2.2%)	(0.7%)

Three months ended June 30, 2024 compared to 2023

•
The decrease in tax expense compared to the prior year period is primarily due to withholding tax of $0.6 million that did not recur in the same period in 2024
•
The primary factor affecting our tax expense through the second quarter of 2024 compared to the prior year period was tax amortization on certain acquired intangibles and financial statement losses not benefitted

Six months ended June 30, 2024 compared to 2023

•
The decrease in tax expense compared to the prior year period is partially attributable to amortization expense on long lived intangible assets offset by withholding tax in the prior year of $0.6 million that did not recur in 2024
•
The primary factor affecting our tax expense through the second quarter of 2024 compared to the prior year period was tax amortization on certain acquired intangibles and financial statement losses not benefitted

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at June 30, 2024, totaled $28.9 million compared to $37.8 million at December 31, 2023. The following table presents the net change in cash, cash equivalents, and restricted cash for the six months ended June 30, 2024, and 2023, respectively:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Net cash used in operating activities	$(9,611)	$(39,536)	$29,925
Net cash provided by (used in) investing activities	(20,583)	4,265	(24,848)
Net cash provided by financing activities	21,678	21,791	(113)
Effect of exchange rate changes on cash	(375)	387	(762)
Net change in cash and cash equivalents	$(8,891)	$(13,093)	$4,202

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Net cash used in operating activities	$(9,611)	$(39,536)	$29,925
Capital expenditures	(20,533)	(24,654)	4,121
Free cash flow	$(30,144)	$(64,190)	$34,046

Operating Activities

Cash flows from operating activities increased $29.9 million

•
Favorable change in net loss of $30.9 million
•
Unfavorable change of $6.5 million associated with non-cash gains and losses, such as for the amortization of the inventory fair value step-up recognized in the Merger, inventory reserve expenses, remeasurement of contingent consideration obligations, and share-based compensation expense
•
Favorable change of $5.6 million relating to changes in working capital accounts, primarily attributable to changes in inventories, trade accounts payable, and other current assets

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 57 days at June 30, 2024, compared to 55 days at June 30, 2023 (calculated using second quarter net sales and ending accounts receivable). Inventory turns improved to 1.2 times as of June 30, 2024 compared to 0.9 times as of June 30, 2023 (calculated using trailing twelve month cost of goods sold and ending net inventories).

Investing Activities

Cash flows from investing activities decreased $24.8 million

•
Decrease of $29.4 million attributable to cash acquired as a result of the Merger in 2023
•
Partially offset by a decrease in spend of $4.1 million in capital expenditures and $0.5 million in other investing activities

Financing Activities

Cash flows from financing activities decreased $0.1 million

•
Decrease of $2.1 million in debt issuance costs associated with the Financing Agreement with Blue Torch Financing LLC
•
Offset by an increase of $0.9 million associated with net borrowing activities related to our credit facilities and from our assumption of SeaSpine's outstanding indebtedness at the time of the Merger
•
Further offset by an increase in net proceeds of $0.2 million from the issuance of common shares and from the payment of a contingent consideration milestone of $0.9 million in the prior year

Credit Facilities

On November 6, 2023, we entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC and certain lenders party thereto. The Financing Agreement provides for a $100.0 million senior secured term loan (the “Initial Term Loan”), a $25.0 million senior secured delayed draw term loan facility (the “Delayed Draw Term Loan”), and a $25.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Initial Term Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each of which mature on November 6, 2027. As of June 30, 2024, we had $100.0 million outstanding under the Initial Term Loan and $25.0 million outstanding under the Delayed Draw Term Loan.

The Financing Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). As of June 30, 2024, we were in compliance with all required financial covenants.

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

As of June 30, 2024, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.9 million).

Other

For information regarding contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Spine LLC ("Lattus") Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the Merger, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the contingent consideration arrangement as of June 30, 2024, was $12.7 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of June 30, 2024, we classified the remaining contingent consideration liability of $5.9 million and $6.8 million within other current liabilities and other long-term liabilities, respectively. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

In May 2022, we achieved FDA approval pertaining to the acquired technology, triggering a contingent consideration milestone obligation of $3.5 million. Of this amount, $1.5 million was paid in 2022, $1.0 million was paid in May 2023, and $1.0 million was paid subsequent to the reporting period in July 2024.

Off-balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Constant Currency

Constant currency is calculated by using foreign currency rates from the comparable, prior year period to present net sales at comparable rates. Constant currency can be presented for numerous U.S. GAAP measures, but is most commonly used by management to analyze net sales without the impact of changes in foreign currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2023, management identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Our remediation efforts with respect to this material weakness are continuing, and we have determined that this material weakness is continuing as of June 30, 2024, as there have been no further control instances as of this date to conclude that the applicable controls have been remediated. As a result, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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
•
Providing ongoing training for key personnel responsible for internal control over financial reporting; and
•
Enhancing and/or implementing new controls over the completeness and accuracy of information used in financial reporting and forecasted financial results, particularly as it relates to the accounting for business combinations and goodwill impairment assessments.

We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. We are committed to remediating the material weakness and we are making progress in that effort. The actions we are taking are subject to ongoing senior management review, as well as oversight from the Audit and Finance Committee. When fully implemented and operational, we believe the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weakness and will strengthen our internal control over financial reporting. However, remediation efforts are expected to continue beyond the quarter ended June 30, 2024. Further, we will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We may also identify additional measures that may be required to remediate the material weakness in our internal control over financial reporting, necessitating further action.

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

We have not made any repurchases of our common stock during the second quarter of 2024.

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

Item 6. Exhibits

10.1

Letter agreement, entered into on November 27, 2023, between Orthofix Medical Inc. and Massimo Calafiore (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 1, 2023 and incorporated herein by reference)

10.2

Orthofix Medical Inc. 2024 CEO Inducement Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference)

10.3

Orthofix Medical Inc. 2024 CEO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference)

10.4

Orthofix Medical Inc. 2024 CEO Inducement Plan – Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference)

10.5

Orthofix Medical Inc. 2024 CEO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference)

10.6

Change in Control and Severance Agreement, dated as of January 8, 2024, between Orthofix Medical Inc. and Massimo Calafiore (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2024 and incorporated herein by reference)

10.7

Letter agreement, dated as of January 4, 2024, between Orthofix Medical Inc. and Julie Andrews (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 9, 2024 and incorporated herein by reference)

10.8

Orthofix Medical Inc. 2024 CFO Inducement Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 12, 2024 and incorporated herein by reference).

10.9

Orthofix Medical Inc. 2024 CFO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 12, 2024 and incorporated herein by reference)

10.10

Orthofix Medical Inc. 2024 CFO Inducement Plan – Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 12, 2024 and incorporated herein by reference)

10.11

Orthofix Medical Inc. 2024 CFO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 12, 2024 and incorporated herein by reference)

10.12

Change in Control and Severance Agreement, dated as of January 15, 2024, between Orthofix Medical Inc. and Julie Andrews (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

10.13

Letter agreement, dated as of March 18, 2024, between Orthofix Medical Inc. and Andres Cedron (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed May 7, 2024, and incorporated herein by reference)

10.14

Orthofix Medical Inc. 2024 CLO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-278703) filed on April 16, 2024, and incorporated herein by reference)

10.15

Orthofix Medical Inc. 2024 CLO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-278703) filed on April 16, 2024, and incorporated herein by reference)

10.16

Orthofix Medical Inc. 2024 CLO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-278703) filed on April 16, 2024, and incorporated herein by reference)

10.17

Orthofix Medical Inc. 2024 CLO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration no. 333-278703) filed on April 16, 2024, and incorporated herein by reference)

10.18

Change in Control and Severance Agreement, dated as of April 15, 2024, between Orthofix Medical Inc. and Andres Cedron (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed May 7, 2024, and incorporated herein by reference)

10.19

Letter agreement, dated as of February 2, 2024, between Orthofix Medical Inc. and Lucas Vitale (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed May 7, 2024, and incorporated herein by reference)

10.20

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) filed on March 15, 2024, and incorporated herein by reference)

10.21

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) filed on March 15, 2024, and incorporated herein by reference)

10.22

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Time-Based Annual Vesting Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) filed on March 15, 2024, and incorporated herein by reference)

10.23

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Time-Based Cliff Vesting Stock Unit Grant Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) on March 15, 2024, and incorporated herein by reference)

10.24

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) on March 15, 2024, and incorporated herein by reference)

10.25

Change in Control and Severance Agreement, dated as of March 15, 2024, between Orthofix Medical Inc. and Lucas Vitale (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed May 7, 2024, and incorporated herein by reference)

10.26

Orthofix Medical Inc. 2024 PGS Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.27

Orthofix Medical Inc. 2024 PGS Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.28

Orthofix Medical Inc. 2024 PGS Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.29

Orthofix Medical Inc. 2024 PGS Inducement Plan – Nonqualified Cliff Vesting Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.30

Orthofix Medical Inc. 2024 PGS Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.31

Orthofix Medical Inc. 2024 CIR&CO Inducement Plan (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.32

Orthofix Medical Inc. 2024 CIR&CO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.33

Orthofix Medical Inc. 2024 CIR&CO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.34

Orthofix Medical Inc. 2024 CIR&CO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference)

10.35

Orthofix Medical Inc. 2024 PGO&Q Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-280277) filed on June 17, 2024, and incorporated herein by reference)

10.36

Orthofix Medical Inc. 2024 PGO&Q Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-280277) filed on June 17, 2024, and incorporated herein by reference)

10.37

Orthofix Medical Inc. 2024 PGO&Q Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-280277) filed on June 17, 2024, and incorporated herein by reference)

10.38

Orthofix Medical Inc. 2024 PGO&Q Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration no. 333-280277) filed on June 17, 2024, and incorporated herein by reference)

10.39

First Amendment to Financing Agreement, dated as of March 15, 2024, among Orthofix Medical Inc., certain subsidiaries of Orthofix Medical Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent (filed as an Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated herein by reference)

10.40

First Amendment to Cooperation Agreement, entered into on April 19, 2024, by and among Orthofix Medical Inc. Engine Capital, L.P., Engine Jet Capital, L.P., Engine Lift Capital LP, Engine Capital Management, LP, Engine Capital Management GP, LLC, Engine Investments, LLC, Engine Investments II, LLC and Arnaud Ajdler (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2024, and incorporated herein by reference)

10.41

Amendment No. 5 to the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2024, and incorporated herein by reference)

10.42

Amendment No. 4 to the Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 20, 2024, and incorporated herein by reference)

10.43

Orthofix Medical Inc. 2024 CHRO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference)

10.44

Orthofix Medical Inc. 2024 CHRO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference)

10.45

Orthofix Medical Inc. 2024 CHRO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference)

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

ORTHOFIX MEDICAL INC.

Date: August 6, 2024	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: August 6, 2024	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer