Form 10-Q
period 2024-09-30
Orthofix Medical Inc.
filed 2024-11-07
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, 38,214,187 shares of common stock were issued and outstanding.

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
•
anticipated trends and challenges in the markets in which we operate; and
•
the impact of investigations, claims, litigation, and arbitration matters.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$30,054	$33,107
Restricted cash	2,500	4,650
Accounts receivable, net of allowances of $7,878 and $7,130, respectively	124,845	128,098
Inventories	205,812	222,166
Prepaid expenses and other current assets	23,003	32,422
Total current assets	386,214	420,443
Property, plant, and equipment, net	146,685	159,060
Intangible assets, net	104,546	117,490
Goodwill	194,934	194,934
Other long-term assets	35,493	33,388
Total assets	$867,872	$925,315

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$47,060	$58,357
Current portion of long-term debt	6,250	1,250
Current portion of finance lease liability	743	708
Other current liabilities	107,845	104,908
Total current liabilities	161,898	165,223
Long-term debt	112,215	93,107
Long-term portion of finance lease liability	18,027	18,532
Other long-term liabilities	49,808	49,723
Total liabilities	341,948	326,585
Contingencies (Note 8)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 38,209 and 37,165 issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	3,821	3,717
Additional paid-in capital	770,000	746,450
Accumulated deficit	(246,995)	(150,144)
Accumulated other comprehensive loss	(902)	(1,293)
Total shareholders’ equity	525,924	598,730
Total liabilities and shareholders’ equity	$867,872	$925,315

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2024	2023	2024	2023
Net sales	$196,606	$184,006	$583,834	$546,226
Cost of sales	61,553	64,243	186,790	196,583
Gross profit	135,053	119,763	397,044	349,643
Sales and marketing	96,576	94,947	296,843	287,987
General and administrative	33,561	27,136	99,203	110,124
Research and development	17,294	18,559	54,835	61,290
Acquisition-related amortization and remeasurement (Note 12)	6,521	3,570	19,305	11,037
Operating loss	(18,899)	(24,449)	(73,142)	(120,795)
Interest expense, net	(5,210)	(1,576)	(14,711)	(4,131)
Other expense, net	(2,528)	(2,360)	(6,312)	(1,704)
Loss before income taxes	(26,637)	(28,385)	(94,165)	(126,630)
Income tax expense	(751)	(472)	(2,686)	(2,591)
Net loss	$(27,388)	$(28,857)	$(96,851)	$(129,221)

Net loss per common share:
Basic	$(0.71)	$(0.77)	$(2.55)	$(3.53)
Diluted	(0.71)	(0.77)	(2.55)	(3.53)
Weighted average number of common shares:
Basic	38,488	37,249	37,941	36,588
Diluted	38,488	37,249	37,941	36,588

Other comprehensive income (loss), before tax
Unrealized gain (loss) on debt securities	—	(310)	1,671	8
Reclassification adjustment for historical unrealized gain on debt security	—	—	(1,671)	—
Currency translation adjustment	1,829	(1,442)	391	(492)
Other comprehensive income (loss), before tax	1,829	(1,752)	391	(484)
Income tax benefit (expense) related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	1,829	(1,752)	391	(484)
Comprehensive loss	$(25,559)	$(30,609)	$(96,460)	$(129,705)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2023	37,165	$3,717	$746,450	$(150,144)	$(1,293)	$598,730
Net loss	—	—	—	(36,020)	—	(36,020)
Other comprehensive income, net of tax	—	—	—	—	633	633
Share-based compensation expense	—	—	8,800	—	—	8,800
Common shares issued, net	245	24	(1,852)	—	—	(1,828)
At March 31, 2024	37,410	$3,741	$753,398	$(186,164)	$(660)	$570,315
Net loss	—	—	—	(33,443)	—	(33,443)
Other comprehensive loss, net of tax	—	—	—	—	(2,071)	(2,071)
Share-based compensation expense	—	—	9,959	—	—	9,959
Common shares issued, net	629	63	1,181	—	—	1,244
At June 30, 2024	38,039	$3,804	$764,538	$(219,607)	$(2,731)	$546,004
Net loss	—	—	—	(27,388)	—	(27,388)
Other comprehensive income, net of tax	—	—	—	—	1,829	1,829
Share-based compensation expense	—	—	6,531	—	—	6,531
Common shares issued, net	170	17	(1,069)	—	—	(1,052)
At September 30, 2024	38,209	$3,821	$770,000	$(246,995)	$(902)	$525,924

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2022	20,162	$2,016	$334,969	$1,251	(1,376)	$336,860
Net loss	—	—	—	(60,938)	—	(60,938)
Other comprehensive income, net of tax	—	—	—	—	430	430
Share-based compensation expense	—	—	13,020	—	—	13,020
Common shares issued in connection with SeaSpine merger	16,047	1,605	375,140	—	—	376,745
Common shares issued, net	254	26	(1,984)	—	—	(1,958)
At March 31, 2023	36,463	$3,647	$721,145	$(59,687)	$(946)	$664,159
Net loss	—	—	—	(39,426)	—	(39,426)
Other comprehensive income, net of tax	—	—	—	—	838	838
Share-based compensation expense	—	—	13,246	—	—	13,246
Common shares issued, net	270	26	1,142	—	—	1,168
At June 30, 2023	36,733	$3,673	$735,533	$(99,113)	$(108)	$639,985
Net loss	—	—	—	(28,857)	—	(28,857)
Other comprehensive loss, net of tax	—	—	—	—	(1,752)	(1,752)
Share-based compensation expense	—	—	6,274	—	—	6,274
Common shares issued, net	17	2	(169)	—	—	(167)
At September 30, 2023	36,750	$3,675	$741,638	$(127,970)	$(1,860)	$615,483

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(96,851)	$(129,221)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	44,067	39,094
Inventory reserve expenses	19,347	24,013
Amortization of inventory fair value step-up	9,141	29,006
Amortization of operating lease assets, debt costs, and other assets	4,601	4,506
Provision for expected credit losses	2,059	905
Deferred income taxes	1,505	1,148
Share-based compensation expense	25,290	32,540
Gain/loss on disposal of fixed assets and instrumentation	2,853	2,092
Change in valuation of investment securities	7,121	(82)
Change in fair value of contingent consideration	6,210	(2,100)
Other	3,288	(1,419)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	1,301	2,912
Inventories	(9,820)	(48,164)
Prepaid expenses and other current assets	1,410	925
Accounts payable	(11,374)	4,244
Other current liabilities	(2,870)	(20)
Other long-term assets and liabilities	(5,218)	562
Net cash provided by (used in) operating activities	2,060	(39,059)
Cash flows from investing activities
Capital expenditures for property, plant, and equipment	(25,209)	(45,695)
Capital expenditures for intangible assets	(1,136)	(1,302)
Cash acquired in the SeaSpine merger	—	29,419
Other investing activities	(100)	(500)
Net cash (used in) investing activities	(26,445)	(18,078)
Cash flows from financing activities
Proceeds from issuance of common shares	3,311	2,377
Payments related to tax withholdings for share-based compensation	(4,947)	(3,334)
Payments related to finance lease obligation	(525)	(483)
Borrowings under credit facility	40,000	70,000
Repayment of borrowings from credit facility	(15,000)	—
Payment of debt acquired from SeaSpine merger	—	(26,899)
Contingent consideration milestone payment	(1,000)	(920)
Payment of debt issuance costs and other financing activities	(2,617)	(699)
Net cash provided by financing activities	19,222	40,042
Effect of exchange rate changes on cash	(40)	58
Net change in cash and cash equivalents	(5,203)	(17,037)
Cash, cash equivalents, and restricted cash at the beginning of period	37,757	50,700
Cash, cash equivalents, and restricted cash at the end of period	$32,554	$33,663

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$30,054	$33,663
Restricted cash	2,500	—
Cash, cash equivalents, and restricted cash at the end of period	$32,554	$33,663

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and basis of presentation

Description of the Business

Orthofix Medical Inc. (the “Company” or "Orthofix") is a global medical technology company headquartered in Lewisville, Texas. By providing medical technologies that heal musculoskeletal pathologies, the Company delivers exceptional experiences and life-changing solutions to patients around the world. Orthofix offers a comprehensive portfolio of spinal hardware, bone growth therapies, specialized orthopedic solutions, biologics, and enabling technologies, including the 7D FLASH navigation system.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Form 10-K for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2024.

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

Adoption of ASU 2023-07 - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances and improves disclosures about operating segment revenues, measures of profit/loss, and expenses to enable investors to better understand an entity's overall performance and assess potential future cash flows. The amendment requires that an entity disclose (i) significant expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"), (ii) other segment items by reportable segment including a description of its composition, (iii) all annual disclosures required by Topic 280 in interim periods, (iv) additional measures of a segment's profit or loss used by the CODM in assessing segment performance and allocation of resources, and (v) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. The Company adopted this standard effective January 1, 2024, on a prospective basis. Refer to Note 11 for the Company's updated business segment disclosures.

Recently Issued Accounting Pronouncements

Topic	Description of Guidance	Effective Date	Status of Company's Evaluation
Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (ASU 2023-06)

Adds interim and annual disclosure requirements to a variety of subtopics in the Accounting Standards Codification, including those focusing on accounting changes, earnings per share, debt, and repurchase agreements. The guidance will be applied prospectively. The effective date will be the date when the SEC's removal of the related disclosure requirement becomes effective, with early adoption prohibited.

		Various	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.
Improvements to Income Tax Disclosures (ASU 2023-09)

Enhances the transparency and decision-making usefulness of income tax disclosures to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments are to be applied prospectively, but retrospective application is permitted.

		January 1, 2025	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

Other recently issued ASUs, excluding those ASUs which have already been disclosed as adopted or described above, were assessed and determined not applicable, or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Mergers and acquisitions

Merger with SeaSpine

On January 5, 2023, the Company and SeaSpine completed an all-stock merger of equals (the "Merger") to create a global medical technology company that provides medical technologies that heal musculoskeletal pathologies, and delivers exceptional experiences and life-changing solutions to patients around the world. The Company offers a comprehensive portfolio of spinal hardware, bone growth therapies, specialized orthopedic solutions, biologics, and enabling technologies, including the 7D FLASH navigation system. As a result of the Merger, each share of SeaSpine common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.4163 shares of Orthofix common stock.

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

The Company recognized $0.1 million in direct acquisition-related costs, which excluded integration-related activities that were expensed during both the three and nine months ended September 30, 2024, compared to $0.1 million and $9.9 million expensed during the three and nine months ended September 30, 2023, respectively. These costs are included in the condensed consolidated statements of operations and comprehensive loss, primarily within general and administrative expenses. The Company's results of operations included net sales from SeaSpine of $72.1 million and $214.1 million for the three and nine months ended September 30, 2024, respectively, and net losses of $18.4 million and $53.1 million from SeaSpine for the three and nine months ended September 30, 2024, respectively. This compares to $62.9 million and $188.2 million of net sales from SeaSpine for the three and nine months ended September 30, 2023, respectively, and net losses of $19.2 million and $72.1 million for the three and nine months ended September 30, 2023, respectively.

Due to the consummation of the Merger occurring on January 5, 2023, all SeaSpine financial results for fiscal year 2023, except for the first four days of January, were included in the Company's condensed consolidated statement of operations and comprehensive loss. Therefore, the Company did not prepare unaudited pro forma financial information for the three and nine months ended September 30, 2023 or 2024, on the basis that the Merger was completed on January 1, 2023.

4. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	September 30, 2024	December 31, 2023
	(Unaudited)
Raw materials	$27,524	$28,390
Work-in-process	60,736	53,510
Finished products	117,552	140,266
Inventories	$205,812	$222,166

5. Leases

A summary of the Company's lease portfolio as of September 30, 2024, and December 31, 2023, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	September 30, 2024	December 31, 2023
		(Unaudited)
Right-of-use assets ("ROU assets")
Operating leases	Other long-term assets	$18,056	$19,869
Finance leases	Property, plant, and equipment, net	15,640	16,345
Total ROU assets		$33,696	$36,214

Lease Liabilities
Current
Operating leases	Other current liabilities	$3,931	$3,477
Finance leases	Current portion of finance lease liability	743	708
Long-term
Operating leases	Other long-term liabilities	15,006	17,125
Finance leases	Long-term portion of finance lease liability	18,027	18,532
Total lease liabilities		$37,707	$39,842

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,596	$5,538
Operating cash flows from finance leases	624	643
Financing cash flows from finance leases	525	483
ROU assets obtained in exchange for lease obligations
Operating leases	1,067	15,771
Finance leases	55	—

6. Long-term debt

The carrying values of the Company's outstanding debt obligations as of September 30, 2024, and December 31, 2023, were as follows:

(U.S. Dollars, in thousands)	September 30, 2024	December 31, 2023
	(Unaudited)
Initial Term Loan and Delayed Draw Term Loan
Principal amount	$125,000	$100,000
Unamortized original debt discount	(3,487)	(4,331)
Unamortized debt issuance costs and lenders fees	(3,048)	(1,312)
Total indebtedness from initial term loan and delayed draw term loan	118,465	94,357

Revolving Credit Facilities
Principal amount outstanding	—	—
Total indebtedness outstanding	$118,465	$94,357

Current portion of long-term debt	$6,250	$1,250
Long-term debt	112,215	93,107
Total indebtedness outstanding	$118,465	$94,357

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

The Financing Agreement contains financial covenants requiring the Company to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). As of September 30, 2024, the Company was in compliance with all required financial covenants.

On March 15, 2024, the Company entered into Amendment No.1 to the Financing Agreement with Blue Torch Finance LLC (the "First Amendment"). Under the terms of the First Amendment, the parties agreed to reduce the number of business days to submit a notice of borrowing for the Delayed Draw Term Loan and redefine certain terms within the asset coverage financial covenant. The maturity date remains November 6, 2027, for each of the Initial Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility.

As of September 30, 2024, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.1 million).

7. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	September 30, 2024				December 31, 2023
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
				(Unaudited)
Assets
Neo Medical convertible loan agreement	$—	$—	$—	$—	$6,760
Neo Medical preferred equity securities	—	7,803	—	7,803	4,951
Other investments	—	—	—	—	1,309
Total	$—	$7,803	$—	$7,803	$13,020
Liabilities
Lattus contingent consideration	$—	$—	$(14,710)	$(14,710)	$(8,500)
Deferred compensation plan	—	(1,709)	—	(1,709)	(1,674)
Total	$—	$(1,709)	$(14,710)	$(16,419)	$(10,174)

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

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Fair value of Neo Medical preferred equity securities at January 1	$4,951	$6,084
Conversion of loan into preferred equity securities	8,224	—
Foreign currency remeasurement recognized in other income (expense), net	—	—
Unrealized loss recognized in other expense, net	(5,372)	—
Fair value of Neo Medical preferred equity securities at September 30	$7,803	$6,084
Cumulative unrealized gain (loss) on Neo Medical preferred equity securities	$(6,092)	$413

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, which was measured at fair value using significant unobservable inputs:

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Fair value of Neo Medical Convertible Loan at January 1	$6,760	$7,140
Gains (losses) recorded for the period
Recognized in other comprehensive income	1,671	109
Interest recognized in interest income, net	162	367
Foreign currency remeasurement recognized in other income (expense), net	(602)	54
Reversal of expected credit loss recognized in other income (expense), net	260	—
Conversion into preferred equity securities	(8,224)	—
Realized foreign currency loss recognized in other income (expense), net	(27)	—
Fair value of Neo Medical Convertible Loan at September 30	$—	$7,670

Contractual value of Neo Medical Convertible Loan at September 30	$—	$6,328
Allowance for credit loss recognized in other income (expense), net	—	—
Amortized cost basis of Neo Medical Convertible Loan at September 30	$—	$6,328

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

Lattus Contingent Consideration

In December 2022, prior to the consummation of the Merger, SeaSpine entered into a purchase agreement with Lattus Spine LLC ("Lattus") pursuant to which a contingent consideration obligation exists. Under the terms of the agreement, SeaSpine may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products").

The Company estimates the fair value of the Lattus contingent consideration using a Monte Carlo simulation and a discounted cash flow model requiring significant inputs which are not observable in the market. The significant inputs include assumptions related to the estimated future sales of the products, revenue risk-adjusted discount rates, revenue volatility, and discount rates matched to the timing of payments. The following table provides a reconciliation of the beginning and ending balances for the Lattus contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2024	2023
Lattus contingent consideration estimated fair value at January 1	$8,500	$—
Contingent consideration assumed in the Merger	—	11,200
Increase (decrease) in fair value recognized in acquisition-related amortization and remeasurement	6,210	(2,100)
Lattus contingent consideration estimated fair value at September 30	$14,710	$9,100

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of September 30, 2024:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of September 30, 2024	Unobservable inputs	Estimate
Lattus Contingent Consideration	$14,710	Counterparty discount rates	8.6% - 9.1%
		Revenue risk-adjusted discount rates	6.7% - 7.7%

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

Securities class action complaints

On August 21, 2024, a securities class action complaint captioned Bernal v. Orthofix Medical Inc., et al., Case No. 24-cv-00690, was filed in the United States District Court for the District of Texas (the “Bernal Complaint”). The plaintiff, a purported Company shareholder, alleges through the complaint violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, and names as defendants the Company and the following former Company directors and officers: Jon Serbousek (former director and former President and Chief Executive Officer), Keith Valentine (former director and former President and Chief Executive Officer), John Bostjancic (former Chief Financial Officer), and Patrick Keran (former Chief Legal

Officer). The complaint alleges that the Company made, and the named former directors and officers caused the Company to make, materially false and misleading statements between October 11, 2022 and September 12, 2023 that, according to the complaint, falsely assured the market regarding Messrs. Valentine, Bostjancic and Keran’s respective commitments to, among other things, ethical and legal standards and corporate responsibility.

On September 6, 2024, a securities class action complaint captioned O’Hara v. Orthofix Medical Inc., et al., Case No. 24-cv-01593, was filed in the United States District Court for the Southern District of California. The plaintiff, a purported former shareholder of SeaSpine at the time of the Merger, alleges through the complaint violations of Sections 11, 12 and 15 of the Securities Act of 1933, and names most of the same defendants as the Bernal Complaint, as well as certain additional current and/or former Company directors and officers. The complaint makes similar assertions to the Bernal complaint, and alleges that the Company’s registration statement on Form S-4 filed in 2022 in connection with the Merger, as well as related written and oral offering materials, contained untrue statements of material fact and material omissions, including, among other things, with respect to the effectiveness of the Company’s internal controls.

On October 28, 2024, a derivative shareholder complaint was filed against certain of the Company's current and former officers and directors alleging derivative liability for the allegations made in the two complaints noted above.

The Company disagrees with the legal claims asserted in each complaint and intends to defend all complaints vigorously. Due in part to the preliminary nature of these three matters, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the respective complaints.

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase. Under certain of these agreements, the purchase price would be paid in shares of the Company's common stock, whereas for others, the purchase price can be paid in cash or shares, at the Company's option. Based on the closing price of the Company's common stock as of September 30, 2024, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 0.3 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor in regards to the consummation of the potential acquisition.

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

In the third quarter of 2022, the Italian Ministry of Health provided guidelines to the Italian regions and provinces on seeking payback of expenditure overruns relating to the 2015 through 2018 calendar years. Since receiving the guidelines, several regions and provinces have requested payment from affected medical device companies, including the Company. The Company has taken legal action to dispute the legality of such measures. In July 2024, the Italian Constitutional Court issued two judgments following public hearings on the matter held in May 2024. These judgments (i) declared the payback system itself as constitutionally legitimate and (ii) extended previously communicated reductions in the payback liability for certain fiscal years to all medical device companies, regardless of whether or not they had waived their legal claims on the matter.

The Company accounts for the estimated cost of the IMDP as sales and marketing expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded an expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, and an expense of $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company has accrued $8.6 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

9. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Other Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(1,065)	$(228)	$—	$(1,293)
Other comprehensive income	391	1,671	—	2,062
Income taxes	—	—	—	—
Reclassification adjustment to:
Other expense, net	—	(1,671)	—	(1,671)
Balance at September 30, 2024	$(674)	$(228)	$—	$(902)

10. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are two product categories: (i) Bone Growth Therapies, and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The table below presents net sales by product category by reporting segment:

	Three Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Bone Growth Therapies	$57,925	$53,359	8.6%
Spinal Implants, Biologics, and Enabling Technologies	108,179	100,993	7.1%
Global Spine	166,104	154,352	7.6%
Global Orthopedics	30,502	29,654	2.9%
Net sales	$196,606	$184,006	6.8%

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Bone Growth Therapies	$169,537	$153,735	10.3%
Spinal Implants, Biologics, and Enabling Technologies	325,894	307,799	5.9%
Global Spine	495,431	461,534	7.3%
Global Orthopedics	88,403	84,692	4.4%
Net sales	$583,834	$546,226	6.9%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Product sales	$184,040	$170,666	$545,288	$506,992
Marketing service fees	12,566	13,340	38,546	39,234
Net sales	$196,606	$184,006	$583,834	$546,226

Product sales primarily consist of the sale of bone growth therapies devices, spinal implants, certain biologics, enabling technologies, and orthopedics products. Marketing service fees are received from MTF Biologics (“MTF”) based on total sales of biologics tissues sourced from MTF and relate solely to the Global Spine reporting segment. The Company partners with MTF to provide certain allograft solutions (“HCT/Ps”) for various spine, orthopedic and other bone repair needs, with this partnership allowing the Company to exclusively market certain biologic offerings.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Allowance for expected credit losses beginning balance	$8,368	$7,015	$7,130	$6,419
Addition resulting from the Merger with SeaSpine	—	—	—	137
Current period provision for expected credit losses	486	415	2,059	905
Write-offs charged against the allowance and other	(1,118)	(214)	(1,321)	(334)
Effect of changes in foreign exchange rates	142	(126)	10	(37)
Allowance for expected credit losses ending balance	$7,878	$7,090	$7,878	$7,090

11. Business segment information

The Company's operations are managed through two reporting segments: Global Spine and Global Orthopedics. These reporting segments represent the operating segments for which the President and Chief Executive Officer, who is also the CODM, reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization (“adjusted EBITDA”, a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization, and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the SeaSpine merger and other strategic investments, acquisition-related fair value adjustments, gains and/or losses on investments, litigation and investigation charges, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation, and succession charges.

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

The Bone Growth Therapies product category manufactures, distributes, sells, and provides support services for market-leading devices used adjunctively in high-risk spinal fusion procedures and to treat both nonunion and acute fractures in the orthopedic space. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spine acute and nonunion fractures. This product category uses distributors and a direct sales channel to sell its devices to hospitals, healthcare providers, and patients, in the U.S.

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

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Adjusted EBITDA by reporting segment
Global Spine	$26,795	$22,593	$74,373	$58,832
Global Orthopedics	3,271	477	1,958	386
Adjusted EBITDA	$30,066	$23,070	$76,331	$59,218

Reconciling items:
Corporate operating expenses	$10,886	$9,549	$32,853	$32,574
Interest expense, net	5,210	1,576	14,711	4,131
Depreciation and amortization	15,173	13,097	44,067	39,094
Share-based compensation expense	6,531	6,274	25,290	32,540
Foreign exchange impact	(1,176)	1,909	1,263	1,057
SeaSpine merger-related costs	2,616	5,416	12,992	34,362
Strategic investments	39	484	470	1,454
Acquisition-related fair value adjustments	5,017	7,122	15,351	26,907
Interest and loss on investments	3,567	429	5,120	429
Litigation and investigation costs	8,335	3,851	10,318	5,611
Succession charges	505	(92)	8,061	170
Medical device regulation	—	1,840	—	7,519
Loss before income taxes	$(26,637)	$(28,385)	$(94,165)	$(126,630)

The following table presents depreciation and amortization by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Global Spine	$11,512	$10,255	$34,484	$30,222
Global Orthopedics	2,964	1,823	7,363	5,171
Corporate	697	1,019	2,220	3,701
Total	$15,173	$13,097	$44,067	$39,094

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Global Spine
U.S.	$158,036	$145,764	$469,092	$432,581
International	8,068	8,588	26,339	28,953
Total Global Spine	166,104	154,352	495,431	461,534

Global Orthopedics
U.S.	8,604	7,482	24,500	21,341
International	21,898	22,172	63,903	63,351
Total Global Orthopedics	30,502	29,654	88,403	84,692

Consolidated
U.S.	166,640	153,246	493,592	453,922
International	29,966	30,760	90,242	92,304
Net sales	$196,606	$184,006	$583,834	$546,226

The following data includes net sales by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
U.S.	$166,640	$153,246	$493,592	$453,922
Italy	5,142	4,552	15,401	14,669
France	2,996	2,934	9,022	8,205
United Kingdom	2,937	2,932	8,191	8,252
Germany	2,165	3,268	6,663	8,627
Brazil	1,096	1,842	4,332	4,607
Others	15,630	15,232	46,633	47,944
Net Sales	$196,606	$184,006	$583,834	$546,226

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	September 30, 2024	December 31, 2023
	(Unaudited)
U.S.	$131,653	$142,727
Italy	9,636	10,187
Germany	2,197	3,030
Others	3,199	3,116
Total	$146,685	$159,060

12. Acquisition-related amortization and remeasurement

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements. Components of acquisition-related amortization and remeasurement are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Amortization of acquired intangibles	$4,551	$4,370	$13,095	$13,137
Changes in fair value of contingent consideration	1,970	(800)	6,210	(2,100)
Total	$6,521	$3,570	$19,305	$11,037

13. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Cost of sales	$486	$463	$1,576	$1,416
Sales and marketing	1,319	2,092	4,422	6,892
General and administrative	4,022	2,832	17,017	21,103
Research and development	704	887	2,275	3,129
Total	$6,531	$6,274	$25,290	$32,540

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	2024	2023
Stock options	$836	$1,429	$3,336	$6,582
Market-based stock options	631	—	1,457	—
Time-based restricted stock awards and units	3,163	4,263	15,290	24,344
Market-based / performance-based restricted stock units	1,398	54	3,539	167
Stock purchase plan	503	528	1,668	1,447
Total	$6,531	$6,274	$25,290	$32,540

Pursuant to the Merger Agreement, the equity awards of SeaSpine (including stock options and restricted stock units) outstanding as of immediately prior to the closing of the Merger were converted into equity awards denominated in shares of Orthofix common stock. The Company issued options to purchase 1.9 million shares of Orthofix common stock and 0.5 million shares of time-based vesting restricted stock units in connection with the conversion of such awards. The estimated fair value of the portion of the SeaSpine equity awards for which the required service period had been completed at the time of the closing of the Merger was treated as purchase consideration. The remaining estimated fair value is recorded as compensation expense over the remainder of the service period associated with the awards.

During the three months ended September 30, 2024, and 2023, the Company issued 0.2 million and less than 0.1 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the nine months ended September 30, 2024, and 2023, the Company issued 1.0 million and 0.5 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

Inducement plans

During 2024, the Company has appointed several new executives, including a new President and Chief Executive Officer, Chief Financial Officer, Chief People & Business Operations Officer, Chief Legal Officer, President of Global Spine, Chief Investor Relations and Communications Officer, President of Global Operations and Quality, Chief Human Resources Officer, and President of Global Orthopedics. As inducements to accept employment with the Company, the individuals were awarded grants including, dependent on the individual, (i) market-based and/or time-based stock options, (ii) time-based restricted stock units, (iii) time-based cliff vesting restricted stock units, and (iv) market-based restricted stock units, with an aggregate value across all award types of approximately $22.6 million.

14. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefited by the Company’s U.S. and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and nine months ended September 30, 2024. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended September 30, 2024, and 2023, the effective tax rate was (2.8%) and (1.7%), respectively. For the nine months ended September 30, 2024, and 2023, the effective tax rate was (2.9%) and (2.0%), respectively. The primary factors affecting the Company’s effective tax rate for the three and nine months ended September 30, 2024, were certain losses not benefited and tax amortization on certain acquired intangibles.

We were notified in October 2024 that the Italian Tax Agency would begin an audit of the Company's subsidiary in Italy for the 2020 tax year. The Company cannot reasonably determine if this examination will have a material impact on its financial statements and cannot predict the timing regarding resolution of the tax examination.

15. Earnings per share (“EPS”)

For the three and nine months ended September 30, 2024, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, In thousands)	2024	2023	2024	2023
Weighted average common shares-basic	38,488	37,249	37,941	36,588
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares-diluted	38,488	37,249	37,941	36,588

There were 7.2 million and 6.3 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the three months ended September 30, 2024, and 2023, respectively, and 7.0 million and 6.8 million weighted average outstanding stock options and restricted stock units not included in the diluted EPS computation for the nine months ended September 30, 2024, and 2023, respectively, because inclusion of these awards was anti-dilutive.

16. Subsequent Events

On November 7, 2024, the Company, as borrower, and its U.S. subsidiaries entered into a $275 million secured credit agreement (the “New Credit Agreement”) with Oxford Finance LLC, as administrative agent and as collateral agent (“Oxford”) and certain lenders party thereto, including Oxford and K2 Healthventures LLC. Certain of the Company’s foreign subsidiaries are expected to join the New Credit Agreement as guarantors shortly after the signing date. The New Credit Agreement provides for a $160 million senior secured term loan (the “Initial Term Loan”), and a $65 million senior secured delayed draw term loan facility (the “Term B Loan”). Draws under the Term B Loan are at the Company’s option from January 1, 2025 through June 30, 2026, subject to, among other conditions, the Company’s continuing compliance with a pro-forma total debt-to-EBITDA leverage ratio of less than 4.0x. EBITDA is a non-GAAP financial measure which represents earnings before interest income (expense), income taxes, depreciation, amortization, and other negotiated addbacks and adjustments. In addition, at Oxford's discretion, an additional $50 million of draw capacity is available to the Company, through January 1, 2029 (the “Term C Loan” and, together with the Term B Loan, the “Delayed Draw Term Loans” and collectively with the Initial Term Loan, the “Credit Facilities”). The Initial Term Loan and Delayed Draw Term Loans, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029.

The Credit Facilities will be secured by a perfected first priority lien, or the equivalent security interest in each applicable jurisdiction, on substantially all of the assets of the Company and the applicable guarantors (subject to customary carveouts), including their respective U.S. intellectual property assets.

The Company expects to promptly fund the Initial Term Loan under the New Credit Agreement to repay all amounts outstanding under the Revolving Credit Facility with Blue Torch Finance LLC and terminate the Financing Agreement with Blue Torch. In addition to the repayment of existing debt, borrowings under the New Credit Agreement may be used for general corporate purposes.

Borrowings under the Credit Facilities bear interest at a percentage rate equal to the greater of 8.75% or 5.75% plus the one-month term SOFR rate. A facility fee equal to 1.5% of each applicable funded loan tranche is due at the time of funding of such respective tranche, and a 0.5% unused line fee is payable annually on the Term B Loan.

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make certain investments and acquisitions, merge or consolidate with others, dispose of certain assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions, as well as financial covenants that the Company (i) possess at least $45 million of unrestricted cash at the time the Initial Term Loan is funded and thereafter maintain $15 million of unrestricted cash in U.S.-based accounts, and (ii) maintain a maximum total debt-to-EBITDA leverage ratio no greater than 4.0x during the term of the facility.

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

Executive Summary

We are a global medical technology company headquartered in Lewisville, Texas. By providing medical technologies that heal musculoskeletal pathologies, we deliver exceptional experiences and life-changing solutions to patients around the world. We offer a comprehensive portfolio of spinal hardware, bone growth therapies, specialized orthopedic solutions, biologics, and enabling technologies, including the 7D FLASH navigation system. To learn more, visit Orthofix.com and follow on LinkedIn. Information included on our website is not incorporated into, or otherwise creates a part of, this report.

Notable financial metrics in the third quarter of 2024 and recent achievements include the following:

•
Third quarter 2024 net sales of $196.6 million, an increase of 7% on a reported and constant currency basis compared to third quarter 2023
•
U.S. Spine Fixation net sales growth of 18% compared to third quarter 2023, driven by distribution expansion and further penetration in existing accounts
•
Bone Growth Therapies net sales growth of 9% and Bone Growth Therapies Fracture growth of 13% compared to third quarter 2023
•
U.S. Orthopedics net sales growth of 15% compared to third quarter of 2023
•
Entered into record number of 7D FLASH Navigation System earnout agreements and matched record for highest number of 7D placements in any quarter to date
•
Achieves free cash flow of $5.9 million in third quarter 2024, a significant improvement in cash usage compared to previous quarters
•
Announces new $275 million credit facility that replaces existing financing and further optimizes our capital structure to support long-term profitable growth

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2024 (%)	2023 (%)	2024 (%)	2023 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	31.3	34.9	32.0	36.0
Gross profit	68.7	65.1	68.0	64.0
Sales and marketing	49.1	51.7	50.8	52.7
General and administrative	17.1	14.7	17.0	20.2
Research and development	8.8	10.1	9.4	11.2
Acquisition-related amortization and remeasurement	3.3	1.9	3.3	2.0
Operating loss	(9.6)	(13.3)	(12.5)	(22.1)
Net loss	(13.9)	(15.7)	(16.6)	(23.7)

Net Sales by Product Category and Reporting Segment

Our operations are managed through two reporting segments: Global Spine and Global Orthopedics. The following tables provide net sales by product category by reporting segment:

	Three Months Ended September 30,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Reported	Constant Currency
Bone Growth Therapies	$57,925	$53,359	8.6%	8.6%
Spinal Implants, Biologics, and Enabling Technologies	108,179	100,993	7.1%	7.1%
Global Spine	166,104	154,352	7.6%	7.6%
Global Orthopedics	30,502	29,654	2.9%	2.5%
Net sales	$196,606	$184,006	6.8%	6.8%

	Nine Months Ended September 30,		Percentage Change
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Reported	Constant Currency
Bone Growth Therapies	$169,537	$153,735	10.3%	10.3%
Spinal Implants, Biologics, and Enabling Technologies	325,894	307,799	5.9%	5.9%
Global Spine	495,431	461,534	7.3%	7.3%
Global Orthopedics	88,403	84,692	4.4%	4.2%
Net sales	$583,834	$546,226	6.9%	6.9%

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

Three months ended September 30, 2024 compared to 2023

Net sales of $166.1 million, an increase of $11.8 million or 7.6%

•
Bone Growth Therapies net sales increased $4.6 million, or 8.6%, largely driven by (i) an increase in gross order volumes resulting from our continued investment in our direct sales channel for both the spine and fracture markets, (ii) capitalization of cross-selling opportunities, and (iii) continued growth and adoption of AccelStim, which is used in the healing of fresh and nonunion fractures
•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $7.2 million, or 7.1%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants, which saw growth in each of our cervical, interbody, and thoracolumbar franchises

Nine months ended September 30, 2024 compared to 2023

Net sales of $495.4 million, an increase of $33.9 million or 7.3%

•
Bone Growth Therapies net sales increased $15.8 million or 10.3%, driven by (i) an increase in gross order volumes resulting from our continued investment in our direct sales channel for both the spine and fracture markets, (ii) capitalization of cross-selling opportunities, and (iii) continued growth and adoption of AccelStim
•
Spinal Implants, Biologics, and Enabling Technologies net sales increased $18.1 million, or 5.9%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants and Biologics, which saw growth in each of our cervical, interbody, thoracolumbar, and demineralized bone matrices franchises

Global Orthopedics

Global Orthopedics offers products and solutions that allow physicians to successfully treat a variety of orthopedic conditions specifically related to limb reconstruction and deformity correction unrelated to the spine. Global Orthopedics distributes its products worldwide through a network of distributors and sales representatives to sell orthopedic products to hospitals and healthcare providers.

Three months ended September 30, 2024 compared to 2023

Net sales of $30.5 million, an increase of $0.8 million or 2.9%

•
U.S. growth of $1.1 million, or 15.0%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from growth within our OSCAR PRO product line
•
International decline of $0.4 million, or (1.8)% on a constant currency basis, primarily driven by the timing of certain tender offers and stocking distributor orders
•
Increase of $0.1 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in the third quarter of 2024

Nine months ended September 30, 2024 compared to 2023

Net sales of $88.4 million, an increase of $3.7 million or 4.4%

•
U.S. growth of $3.2 million, or 14.8%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from growth within our OSCAR PRO product line
•
International growth of 0.6% on a constant currency basis, driven by recent product launches in Europe and offset by the timing of certain tender offers and stocking distributor orders
•
Increase of $0.2 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in 2024

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Net sales	$196,606	$184,006	6.8%	$583,834	$546,226	6.9%
Cost of sales	61,553	64,243	(4.2%)	186,790	196,583	(5.0%)
Gross profit	$135,053	$119,763	12.8%	$397,044	$349,643	13.6%
Gross margin	68.7%	65.1%	3.6%	68.0%	64.0%	4.0%

Three months ended September 30, 2024 compared to 2023

Gross profit increased $15.3 million

•
Increase in gross profit driven primarily by net sales growth across all principal product categories
•
Increase of $4.9 million driven by a reduction of amortization of the inventory fair value step-up recognized in the merger with SeaSpine Holdings Corporation ("SeaSpine"), consummated on January 5, 2023 (the "Merger"), which is being amortized over the expected sales cycles of the acquired inventory

•
Increase of $0.5 million driven by a reduction in certain inventory-related charges, primarily due to portfolio rationalization decisions made in the prior year related to the Merger

Nine months ended September 30, 2024 compared to 2023

Gross profit increased $47.4 million

•
Increase in gross profit driven primarily by net sales growth across all principal product categories
•
Increase of $19.9 million driven by a reduction of amortization of the inventory fair value step-up recognized in the Merger, which is being amortized over the expected sales cycles of the acquired inventory
•
Increase of $3.0 million driven by a reduction in certain inventory-related charges, primarily due to portfolio rationalization decisions made in the prior year related to the Merger

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$96,576	$94,947	1.7%	$296,843	$287,987	3.1%
As a percentage of net sales	49.0%	51.6%	(2.6%)	50.8%	52.7%	(1.9%)

Three months ended September 30, 2024 compared to 2023

Sales and marketing expense increased $1.6 million

•
Increase of $2.7 million in variable compensation expenses, including commissions, largely resulting from changes in sales volume and sales mix
•
Increase of $2.3 million in depreciation expense related to an increase in deployed instrumentation to support increased sales demand
•
Partially offset by a decrease of $2.2 million in other compensation expenses, including share-based compensation, primarily due to the realization of synergies following the Merger

Nine months ended September 30, 2024 compared to 2023

Sales and marketing expense increased $8.9 million

•
Increase of $8.0 million in variable compensation expenses, including commissions, largely resulting from changes in sales volume and sales mix
•
Increase of $6.6 million in depreciation expense related to an increase in deployed instrumentation to support increased sales demand
•
Partially offset by a decrease of $5.7 million in other compensation expenses, including share-based compensation, primarily due to the realization of synergies following the Merger

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
General and administrative	$33,561	$27,136	23.7%	$99,203	$110,124	(9.9%)
As a percentage of net sales	17.1%	14.7%	2.4%	17.0%	20.2%	(3.2%)

Three months ended September 30, 2024 compared to 2023

General and administrative expense increased $6.4 million

•
Increase of $4.9 million driven by an unfavorable change in litigation and investigation-related costs
•
Increase of $1.2 million in share-based compensation expense primarily due to accelerated vesting of certain equity-based awards as a result of the departure of certain executives in 2024
•
Increase of $0.6 million in succession charges as a result of recent changes in executive leadership positions

•
Partially offset by a reduction in general and administrative expenses by the realization of Merger-related synergies, primarily within professional fees

Nine months ended September 30, 2024 compared to 2023

General and administrative expense decreased $10.9 million

•
Decrease in integration-related expenses of $17.4 million compared to prior year, primarily comprised of professional fees, advisor fees, and severance and retention costs
•
Reduction in general and administrative expenses by the realization of Merger-related synergies, primarily from headcount and within professional fees
•
Decrease of $4.1 million in share-based compensation expense primarily due to accelerated vesting of certain equity-based awards as a result of the Merger recorded in 2023
•
Partially offset by an increase of $7.9 million in succession charges as a result of recent changes in executive leadership positions
•
Further offset by an increase of $5.9 million driven by an unfavorable change in litigation and investigation-related costs

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Research and development	$17,294	$18,559	(6.8%)	$54,835	$61,290	(10.5%)
As a percentage of net sales	8.8%	10.1%	(1.3%)	9.4%	11.2%	(1.8%)

Three months ended September 30, 2024 compared to 2023

Research and development expense decreased $1.3 million

•
Decrease of $1.6 million in costs to comply with the European Union Medical Device Regulations
•
Decrease of $0.3 million related to merger and integration-related expenses, primarily related to severance and retention costs. In addition, research and development expenses were further reduced by the realization of Merger-related synergies

Nine months ended September 30, 2024 compared to 2023

Research and development expense decreased $6.5 million

•
Decrease of $5.6 million in costs to comply with the European Union Medical Device Regulations
•
Decrease of $2.0 million related to merger and integration-related expenses, primarily related to severance and retention costs. In addition, research and development expenses were further reduced by the realization of Merger-related synergies
•
Partially offset by an increase in product development and clinical expenses

Acquisition-related Amortization and Remeasurement

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Acquisition-related amortization and remeasurement	$6,521	$3,570	82.7%	$19,305	$11,037	74.9%
As a percentage of net sales	3.3%	1.9%	1.4%	3.3%	1.9%	1.4%

Acquisition-related amortization and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended September 30, 2024 compared to 2023

Acquisition-related amortization and remeasurement increased $3.0 million

•
Increase of $2.8 million recognized in 2024 associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the Merger
•
Increase of $0.2 million in amortization expense of intangible assets acquired in the Merger

Nine months ended September 30, 2024 compared to 2023

Acquisition-related amortization and remeasurement increased $8.3 million

•
Increase of $8.3 million recognized in 2024 associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the Merger

Non-operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Interest expense, net	$(5,210)	$(1,576)	230.6%	$(14,711)	$(4,131)	256.1%
Other expense, net	(2,528)	(2,360)	7.1%	(6,312)	(1,704)	270.4%

Three months ended September 30, 2024 compared to 2023

Interest expense, net increased $3.6 million

•
Increase of $3.3 million attributable to an increase in outstanding indebtedness as part of our Financing Agreement in 2024 compared to prior year
•
Decrease of $0.3 million of interest income resulting from the conversion of the convertible loan with Neo Medical into preferred equity securities in the second quarter of 2024

Other expense, net increased $0.2 million

•
Increase of $3.0 million associated with the impairment of certain investments measured at fair value
•
Offset by a decrease of $3.1 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $1.2 million in the third quarter of 2024 compared to a loss of ($1.9 million) in the third quarter of 2023

Nine months ended September 30, 2024 compared to 2023

Interest expense, net increased $10.6 million

•
Increase of $10.1 million attributable to an increase in outstanding indebtedness as part of our Financing Agreement in 2024 compared to prior year
•
Increase of $0.6 million resulting from the conversion of the convertible loan with Neo Medical into preferred equity securities in the second quarter of 2024

Other expense, net increased $4.6 million

•
Increase of $5.7 million associated with the impairment of certain investments measured at fair value
•
Increase of $0.2 million associated with changes in foreign currency exchange rates, as we recorded a non-cash remeasurement loss of ($1.3 million) in 2024 compared to a loss of ($1.1 million) in 2023
•
Decrease of $1.7 million associated with the gain recognized on conversion of the Neo Medical convertible loan into shares of equity

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	% Change	2024	2023	% Change
Income tax expense	$751	$472	59.1%	$2,686	$2,591	3.7%
Effective tax rate	(2.8%)	(1.7%)	(1.1%)	(2.9%)	(2.0%)	(0.9%)

Three months ended September 30, 2024 compared to 2023

•
The increase in tax expense compared to the prior year period is primarily due to increased tax on foreign operations
•
The primary factor affecting our tax expense for the third quarter of 2024 compared to the prior year period was tax amortization on certain acquired intangibles and financial statement losses not benefited

Nine months ended September 30, 2024 compared to 2023

•
The increase in tax expense compared to the prior year period is primarily due to increased tax on foreign operations
•
The primary factor affecting our tax expense through the third quarter of 2024 compared to the prior year was tax amortization on certain acquired intangibles and financial statement losses not benefited

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at September 30, 2024, totaled $32.6 million compared to $37.8 million at December 31, 2023. The following table presents the net change in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2024, and 2023, respectively:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$2,060	$(39,059)	$41,119
Net cash (used in) investing activities	(26,445)	(18,078)	(8,367)
Net cash provided by financing activities	19,222	40,042	(20,820)
Effect of exchange rate changes on cash	(40)	58	(98)
Net change in cash and cash equivalents	$(5,203)	$(17,037)	$11,834

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$2,060	$(39,059)	$41,119
Capital expenditures	(26,345)	(46,997)	20,652
Free cash flow	$(24,285)	$(86,056)	$61,771

Operating Activities

Cash flows from operating activities increased $41.1 million

•
Favorable change in net loss of $32.4 million
•
Unfavorable change of $4.2 million associated with non-cash gains and losses, such as amortization of the inventory fair value step-up recognized in the Merger, share-based compensation, inventory reserve expenses, depreciation and amortization, and gains and losses resulting from changes in fair value of certain assets and liabilities
•
Favorable change of $13.0 million relating to changes in working capital accounts, primarily attributable to changes in inventories, accounts payable, and other current liabilities

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 58 days at September 30, 2024, compared to 57 days at September 30, 2023 (calculated using third quarter net sales and ending accounts receivable). Inventory turns improved to 1.2 times as of September 30, 2024 compared to 1.0 times as of September 30, 2023 (calculated using trailing twelve month cost of goods sold and ending net inventories).

Investing Activities

Cash flows from investing activities decreased $8.4 million

•
Decrease of $29.4 million attributable to cash acquired as a result of the Merger in 2023
•
Partially offset by a decrease in spend of $20.7 million in capital expenditures and $0.4 million in other investing activities

Financing Activities

Cash flows from financing activities decreased $20.8 million

•
Decrease of $18.1 million associated with net borrowing activities related to our credit facilities and from our assumption of SeaSpine's outstanding indebtedness at the time of the Merger
•
Decrease of $1.9 million in debt issuance costs associated with the Financing Agreement with Blue Torch Financing LLC
•
Decrease in net proceeds of $0.7 million from the issuance of common shares

Credit Facilities

On November 6, 2023, we entered into a Financing Agreement (the “Financing Agreement”) with Blue Torch Finance LLC and certain lenders party thereto. The Financing Agreement provides for a $100.0 million senior secured term loan (the “Initial Term Loan”), a $25.0 million senior secured delayed draw term loan facility (the “Delayed Draw Term Loan”), and a $25.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Initial Term Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each of which mature on November 6, 2027. As of September 30, 2024, we had $100.0 million outstanding under the Initial Term Loan and $25.0 million outstanding under the Delayed Draw Term Loan.

The Financing Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times, a maximum consolidated leverage ratio (measured on a quarterly basis), and a minimum asset coverage ratio (measured on a monthly basis). As of September 30, 2024, we were in compliance with all required financial covenants.

On March 15, 2024, we entered into Amendment No.1 to the Financing Agreement with Blue Torch Finance LLC (the "First Amendment"). Under the terms of the First Amendment, the parties agreed to reduce the number of business days to submit a notice of borrowing for the Delayed Draw Term Loan and redefine certain terms within the asset coverage financial covenant. The maturity date remains November 6, 2027, for each of the Initial Term Loan, Delayed Draw Term Loan, and Revolving Credit Facility.

As of September 30, 2024, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.1 million).

On November 7, 2024, the Company, as borrower, and its U.S. subsidiaries entered into a $275 million secured credit agreement (the “New Credit Agreement”) with Oxford Finance LLC, as administrative agent and as collateral agent (“Oxford”) and certain lenders party thereto, including Oxford and K2 Healthventures LLC. Certain of the Company’s foreign subsidiaries are expected to join the New Credit Agreement as guarantors shortly after the signing date. The New Credit Agreement provides for a $160 million senior secured term loan (the “Initial Term Loan”), and a $65 million senior secured delayed draw term loan facility (the “Term B Loan”). Draws under the Term B Loan are at the Company’s option from January 1, 2025 through June 30, 2026, subject to, among other conditions, the Company’s continuing compliance with a pro-forma total debt-to-EBITDA leverage ratio of less than 4.0x. EBITDA is a non-GAAP financial measure which represents earnings before interest income (expense), income taxes, depreciation, amortization, and other negotiated addbacks and adjustments. In addition, at Oxford's discretion, an additional $50 million of draw capacity is available to the Company, through January 1, 2029 (the “Term C Loan” and, together with the Term B Loan, the “Delayed Draw Term Loans” and collectively with the Initial Term Loan, the “Credit Facilities”). The Initial Term Loan and Delayed Draw Term Loans, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029.

The Credit Facilities will be secured by a perfected first priority lien, or the equivalent security interest in each applicable jurisdiction, on substantially all of the assets of the Company and the applicable guarantors (subject to customary carveouts), including their respective U.S. intellectual property assets.

The Company expects to promptly fund the Initial Term Loan under the New Credit Agreement to repay all amounts outstanding under the Revolving Credit Facility with Blue Torch Finance LLC and terminate the Financing Agreement with Blue Torch. In addition to the repayment of existing debt, borrowings under the New Credit Agreement may be used for general corporate purposes.

Borrowings under the Credit Facilities bear interest at a percentage rate equal to the greater of 8.75% or 5.75% plus the one-month term SOFR rate. A facility fee equal to 1.5% of each applicable funded loan tranche is due at the time of funding of such respective tranche, and a 0.5% unused line fee is payable annually on the Term B Loan.

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make certain investments and acquisitions, merge or consolidate with others, dispose of certain assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions, as well as financial covenants that the Company (i) possess at least $45 million of unrestricted cash at the time the Initial Term Loan is funded and thereafter maintain $15 million of unrestricted cash in U.S.-based accounts, and (ii) maintain a maximum total debt-to-EBITDA leverage ratio no greater than 4.0x during the term of the facility.

The Company believes it will be in compliance with the covenants in future fiscal quarters. However, there can be no assurance that the Company will be in such compliance, and if it is not, the failure to do so could result in an event of default, which could have a material adverse effect on the Company’s financial position in the event that it continues to have significant amounts drawn under the Credit Facilities at such time.

Other

For information regarding contingencies, see Note 8 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Spine LLC ("Lattus") Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the Merger, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the contingent consideration arrangement as of September 30, 2024, was $14.7 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of September 30, 2024, we classified the remaining contingent consideration liability of $6.6 million and $8.1 million within other current liabilities and other long-term liabilities, respectively. For additional discussion of this matter, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

In May 2022, we received FDA approval for the acquired technology, which triggered a contingent consideration milestone obligation of $3.5 million. Of this amount, $1.5 million was paid in 2022, $1.0 million was paid in May 2023, and the remaining $1.0 million was paid in July 2024.

Off-balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

The non-GAAP financial measures used in this filing may have limitations as analytical tools and should not be considered in isolation or as a replacement for U.S. GAAP financial measures. Some limitations associated with the use of these non-GAAP financial measures are that they exclude items that reflect an economic cost that can have a material effect on cash flows.

Constant Currency

Constant currency is calculated by using foreign currency rates from the comparable, prior year period to present net sales at comparable rates. Constant currency can be presented for numerous U.S. GAAP measures but is most commonly used by management to analyze net sales without the impact of changes in foreign currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2023, management identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. Our remediation efforts with respect to this material weakness are continuing, and we have determined that this material weakness is continuing as of September 30, 2024, as there have been no further control instances as of this date to conclude that the applicable controls have been remediated. As a result, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. We are committed to remediating the material weakness and we are making progress in that effort. The actions we are taking are subject to ongoing senior management review, as well as oversight from the Audit and Finance Committee. When fully implemented and operational, we believe the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weakness and will strengthen our internal control over financial reporting. However, remediation efforts are expected to continue beyond the quarter ended September 30, 2024. Further, we will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We may also identify additional measures that may be required to remediate the material weakness in our internal control over financial reporting, necessitating further action.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in "Part I, Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2023, except as follows:

Ongoing litigation and arbitration matters could negatively affect our business operations.

In September 2023, following an investigation conducted by independent outside legal counsel, our Board of Directors terminated the employment of Keith Valentine, John Bostjancic, and Patrick Keran, who had served respectively as the Company’s President and Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. The Company notified each of Messrs. Valentine, Bostjancic, and Keran that their respective terminations were being made for “Cause,” as defined in applicable employment-related agreements (including each executive’s respective Change in Control and Severance Agreement, dated June 19, 2023).

Several litigation and arbitration matters against the Company (and in certain cases, current and former directors and officers) are pending in connection with these terminations. These matters include (i) arbitration claims by the three former executives against the Company for alleged breach of contract, defamation, false light invasion of privacy and deceit in connection with such terminations of employment, including payment of severance amounts and the value of forfeited equity grants, (ii) securities class action complaints alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s public disclosures during the periods preceding such terminations, and (iii) a derivative complaint alleging claims against certain of the Company’s current and former officers and directors based on the same allegations made in the securities class action complaints. Additional lawsuits or proceedings against the Company and/or its current or former directors and officers in connection with these matters may be filed in the future.

In the event that any of these claims, or other future related or unrelated claims, are successful, they could result in costs to us that could negatively affect our near-term liquidity and financial condition. In addition, these matters may also divert management’s attention and resources, which could adversely affect the operation of our business while such claims proceed.

We maintain a $275 million secured credit facility secured by a pledge of substantially all of our property.

On November 7, 2024, the Company, as borrower, and its U.S. subsidiaries entered into a $275 million secured credit agreement (the “New Credit Agreement”) with Oxford Finance LLC, as administrative agent and as collateral agent (“Oxford”) and certain lenders party thereto, including Oxford and K2 Healthventures LLC. Certain of the Company’s foreign subsidiaries are expected to join the New Credit Agreement as guarantors shortly after the signing date. The New Credit Agreement provides for a $160 million senior secured term loan (the “Initial Term Loan”), and a $65 million senior secured delayed draw term loan facility (the “Term B Loan”). Draws under the Term B Loan are at the Company’s option from January 1, 2025 through June 30, 2026, subject to, among other conditions, the Company’s continuing compliance with a pro-forma total debt-to-EBITDA leverage ratio of less than 4.0x. EBITDA is a non-GAAP financial measure which represents earnings before interest income (expense), income taxes, depreciation, amortization, and other negotiated addbacks and adjustments. In addition, at Oxford's discretion, an additional $50 million of draw capacity is available to the Company, through January 1, 2029 (the “Term C Loan” and, together with the Term B Loan, the “Delayed Draw Term Loans” and collectively with the Initial Term Loan, the “Credit Facilities”). The Initial Term Loan and Delayed Draw Term Loans, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029.

The Credit Facilities will be secured by a perfected first priority lien, or the equivalent security interest in each applicable jurisdiction, on substantially all of the assets of the Company and the applicable guarantors (subject to customary carveouts), including their respective U.S. intellectual property assets.

The Company expects to promptly fund the Initial Term Loan under the New Credit Agreement to repay all amounts outstanding under the Revolving Credit Facility with Blue Torch Finance LLC and terminate the Financing Agreement with Blue Torch. In addition to the repayment of existing debt, borrowings under the New Credit Agreement may be used for general corporate purposes.

Borrowings under the Credit Facilities bear interest at a percentage rate equal to the greater of 8.75% or 5.75% plus the one-month term SOFR rate. A facility fee equal to 1.5% of each applicable funded loan tranche is due at the time of funding of such respective tranche, and a 0.5% unused line fee is payable annually on the Term B Loan.

The New Credit Agreement contains customary affirmative and negative covenants, including limitations on the Company’s and its subsidiaries’ ability to incur additional debt, grant or permit additional liens, make certain investments and acquisitions, merge or consolidate with others, dispose of certain assets, pay dividends and distributions, pay subordinated indebtedness, and enter into affiliate transactions, as well as financial covenants that the Company (i) possess at least $45 million of unrestricted cash at the time the Initial Term Loan is funded and thereafter maintain $15 million of unrestricted cash in U.S.-based accounts, and (ii) maintain a maximum total debt-to-EBITDA leverage ratio no greater than 4.0x during the term of the facility.

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

We have not made any repurchases of our common stock during the third quarter of 2024.

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

Item 6. Exhibits

10.1

Orthofix Medical Inc. 2024 CHRO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference)

10.2

Orthofix Medical Inc. 2024 CHRO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference)

10.3

Orthofix Medical Inc. 2024 CHRO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference)

10.4

Orthofix Medical Inc. 2024 PGO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-281580) filed on August 15, 2024, and incorporated herein by reference)

10.5

Orthofix Medical Inc. 2024 PGO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-281580) filed on August 15, 2024, and incorporated herein by reference)

10.6

Orthofix Medical Inc. 2024 PGO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-281580) filed on August 15, 2024, and incorporated herein by reference)

10.7

Orthofix Medical Inc. 2024 PGO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration no. 333-281580) filed on August 15, 2024, and incorporated herein by reference)

10.8*	Change in Control and Severance Agreement, dated as of June 10, 2024, between Orthofix Medical Inc. and Max Reinhardt

10.9*	Change in Control and Severance Agreement, dated as of August 15, 2024, between Orthofix Medical Inc. and Patrick Fisher

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1#	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: November 7, 2024	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: November 7, 2024	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer