Form 10-Q
period 2025-03-31
Orthofix Medical Inc.
filed 2025-05-06
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, 39,180,833 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	OFIX	Nasdaq Global Select Market

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts, and projections. All statements, other than statements of historical fact, contained in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "intends," "predicts," "potential," or "continue" or the negative version of those terms and other similar expressions. Forward-looking statements include, but are not limited to, statements about:

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
•
our anticipated trends and challenges in the markets in which we operate; and
•
our expectations and beliefs regarding, and the impact of, investigations, claims, and litigation.

Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 10-K"); Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 10-K; and elsewhere throughout the 2024 10-K, and in our reports filed with the U.S. Securities and Exchange Commission (the "SEC") subsequent to the date we filed the 2024 10-K with the SEC. You should not place undue reliance on any forward-looking statements. Further, any forward-looking statement in this report speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. Except as required by law, we undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$57,953	$83,238
Restricted cash	2,500	2,500
Accounts receivable, net of allowances of $8,602 and $7,418, respectively	131,865	134,713
Inventories	174,480	189,452
Prepaid expenses and other current assets	23,512	23,382
Total current assets	390,310	433,285
Property, plant, and equipment, net	130,693	139,804
Intangible assets, net	81,213	98,803
Goodwill	194,934	194,934
Other long-term assets	25,994	26,468
Total assets	$823,144	$893,294

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$45,176	$48,803
Current portion of finance lease liability	767	755
Other current liabilities	98,173	119,070
Total current liabilities	144,116	168,628
Long-term debt	156,885	157,015
Long-term portion of finance lease liability	17,636	17,835
Other long-term liabilities	46,213	46,692
Total liabilities	364,850	390,170
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 39,096 and 38,486 issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	3,910	3,849
Additional paid-in capital	786,175	779,718
Accumulated deficit	(329,235)	(276,141)
Accumulated other comprehensive loss	(2,556)	(4,302)
Total shareholders’ equity	458,294	503,124
Total liabilities and shareholders’ equity	$823,144	$893,294

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2025	2024
Net sales	$193,646	$188,608
Cost of sales	72,027	61,366
Gross profit	121,619	127,242
Sales, general, and administrative	132,981	131,691
Research and development	19,766	19,492
Acquisition-related amortization, impairment, and remeasurement (Note 11)	17,745	5,396
Operating loss	(48,873)	(29,337)
Interest expense, net	(4,506)	(4,558)
Other income (expense), net	1,246	(1,274)
Loss before income taxes	(52,133)	(35,169)
Income tax expense	(961)	(851)
Net loss	$(53,094)	$(36,020)

Net loss per common share:
Basic	$(1.35)	$(0.95)
Diluted	(1.35)	(0.95)
Weighted average number of common shares:
Basic	39,188	37,741
Diluted	39,188	37,741

Other comprehensive income, before tax
Unrealized gain on debt securities	—	1,671
Currency translation adjustment	1,746	(1,038)
Other comprehensive income, before tax	1,746	633
Income tax expense related to other comprehensive income	—	—
Other comprehensive income, net of tax	1,746	633
Comprehensive loss	$(51,348)	$(35,387)

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2024	38,486	$3,849	$779,718	$(276,141)	$(4,302)	$503,124
Net loss	—	—	—	(53,094)	—	(53,094)
Other comprehensive income, net of tax	—	—	—	—	1,746	1,746
Share-based compensation expense	—	—	6,469	—	—	6,469
Common shares issued, net	610	61	(12)	—	—	49
At March 31, 2025	39,096	$3,910	$786,175	$(329,235)	$(2,556)	$458,294

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2023	37,165	$3,717	$746,450	$(150,144)	(1,293)	$598,730
Net loss	—	—	—	(36,020)	—	(36,020)
Other comprehensive income, net of tax	—	—	—	—	633	633
Share-based compensation expense	—	—	8,800	—	—	8,800
Common shares issued, net	245	24	(1,852)	—	—	(1,828)
At March 31, 2024	37,410	$3,741	$753,398	$(186,164)	$(660)	$570,315

The accompanying notes form an integral part of these condensed consolidated financial statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(53,094)	$(36,020)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	34,431	14,862
Inventory reserve expenses	15,301	6,350
Amortization of inventory fair value step-up	—	3,047
Amortization of operating lease assets, debt costs, and other assets	1,251	1,478
Provision for expected credit losses	1,058	1,376
Deferred income taxes	445	408
Share-based compensation expense	6,469	8,800
Gain on disposal of fixed assets	25	24
Change in valuation of investment securities	—	314
Change in fair value of contingent consideration	(610)	1,170
Other	(1,347)	920
Changes in operating assets and liabilities
Accounts receivable	2,379	813
Inventories	693	(6,936)
Prepaid expenses and other current assets	141	2,749
Accounts payable	(2,493)	(820)
Other current liabilities	(21,385)	(14,856)
Other long-term assets and liabilities	(1,655)	(2,274)
Net cash used in operating activities	(18,391)	(18,595)
Cash flows from investing activities
Capital expenditures	(6,736)	(10,817)
Other investing activities	—	(50)
Net cash used in investing activities	(6,736)	(10,867)
Cash flows from financing activities
Proceeds from issuance of common shares	49	—
Payments related to tax withholdings for share-based compensation	—	(1,828)
Payments related to finance lease obligation	(188)	(172)
Proceeds from credit facility	—	40,000
Repayment of borrowings from credit facility	—	(15,000)
Payment of debt issuance costs and other financing activities	(512)	(1,547)
Net cash (used in) provided by financing activities	(651)	21,453
Effect of exchange rate changes on cash	493	(284)
Net change in cash and cash equivalents	(25,285)	(8,293)
Cash, cash equivalents, and restricted cash at the beginning of period	85,738	37,757
Cash, cash equivalents, and restricted cash at the end of period	$60,453	$29,464

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$57,953	$26,964
Restricted cash	2,500	2,500
Cash, cash equivalents, and restricted cash at the end of period	$60,453	$29,464

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2024 Form 10-K. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2025.

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

2. Recently adopted accounting standards and recently issued accounting pronouncements

Adoption of Accounting Standards Update ("ASU") 2023-09 - Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, which enhances the transparency and usefulness of income tax disclosures required pursuant to Topic 740, Income Taxes, to provide information to better assess how an entity's operations, tax risks and tax planning, and operational opportunities affect its tax rate and future cash flows. The Company adopted this standard effective January 1, 2025, on a modified retrospective basis. Adoption of this standard did not have a material impact on the Company's consolidated balance sheet, statements of operations, or cash flows, but did modify the Company's disclosures related to income taxes. Refer to Note 13 for the Company's disclosures on income taxes.

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

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
Raw materials	$26,113	$27,180
Work-in-process	56,768	56,920
Finished products	91,599	105,352
Inventories	$174,480	$189,452

4. Leases

A summary of the Company's lease portfolio as of March 31, 2025, and December 31, 2024, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	March 31, 2025	December 31, 2024
		(Unaudited)
Assets
Operating leases	Other long-term assets	$16,595	$17,238
Finance leases	Property, plant, and equipment, net	15,132	15,386
Total lease assets		$31,727	$32,624

Liabilities
Current
Operating leases	Other current liabilities	$4,205	$4,023
Finance leases	Current portion of finance lease liability	767	755
Long-term
Operating leases	Other long-term liabilities	13,266	14,084
Finance leases	Long-term portion of finance lease liability	17,636	17,835
Total lease liabilities		$35,874	$36,697

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,371	$2,162
Operating cash flows from finance leases	200	210
Financing cash flows from finance leases	188	172
ROU assets obtained in exchange for lease obligations
Operating leases	231	462
Finance leases	—	—

5. Long-term debt

The carrying values of the Company's outstanding debt obligations as of March 31, 2025, and December 31, 2024, were as follows:

(U.S. Dollars, in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
Outstanding Term Loans
Principal amount	$160,000	$160,000
Unamortized original debt discount	(2,205)	(2,327)
Unamortized debt issuance costs and lenders fees	(910)	(658)
Total indebtedness from outstanding term loans	156,885	157,015

Revolving Credit Facilities
Principal amount outstanding	—	—
Total indebtedness outstanding	$156,885	$157,015

Current portion of long-term debt	$—	$—
Long-term debt	156,885	157,015
Total indebtedness outstanding	$156,885	$157,015

On November 7, 2024, the Company, as borrower, and its U.S. subsidiaries entered into a $275.0 million secured credit agreement (the "Credit Agreement") with Oxford Finance LLC, as administrative agent and as collateral agent ("Oxford") and certain lenders party thereto, including Oxford, K2 HealthVentures LLC, and HSBC Ventures USA Inc. The Credit Agreement contains financial covenants requiring the Company to maintain (i) a minimum level of liquidity at all times and (ii) a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of March 31, 2025, the Company was in compliance with all required financial covenants.

As of March 31, 2025, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.9 million).

6. Fair value measurements and investments

The fair value measurements of the Company’s financial assets and liabilities measured on a recurring basis were as follows:

	March 31, 2025				December 31, 2024
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
				(Unaudited)
Assets
Neo Medical convertible loan agreement	$—	$—	$—	$—	$—
Neo Medical preferred equity securities	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Liabilities
Lattus contingent consideration	$—	$—	$(14,790)	$(14,790)	$(15,400)
Deferred compensation plan	—	(1,719)	—	(1,719)	(1,703)
Total	$—	$(1,719)	$(14,790)	$(16,509)	$(17,103)

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

The table below presents a reconciliation of the beginning and ending balances of the Company’s investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Fair value of Neo Medical preferred equity securities at January 1	$—	$4,951
Foreign currency remeasurement recognized in other income (expense), net	—	—
Unrealized loss recognized in other expense, net	—	—
Fair value of Neo Medical preferred equity securities at March 31	$—	$4,951
Cumulative unrealized loss on Neo Medical preferred equity securities	$—	$(720)

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, which was measured at fair value using significant unobservable inputs:

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Fair value of Neo Medical Convertible Loan at January 1	$—	$6,760
Gain recognized in other comprehensive income (loss)	—	1,671
Interest recognized in interest income, net	—	135
Foreign currency remeasurement recognized in other income (expense), net	—	(471)
Expected credit loss recognized in other income (expense), net	—	260
Fair value of Neo Medical Convertible Loan at March 31	$—	$8,355

Contractual value of Neo Medical Convertible Loan at March 31	$—	$6,683
Allowance for credit loss recognized in other income (expense), net	—	—
Amortized cost basis of Neo Medical Convertible Loan at March 31	$—	$6,683

Lattus Contingent Consideration

In connection with the merger with SeaSpine Holdings Corporation ("SeaSpine") in 2023 (the "SeaSpine Merger"), the Company assumed a contingent consideration obligation under a purchase agreement between SeaSpine and Lattus Spine LLC ("Lattus") executed in December 2022. Under the terms of this agreement, the Company may be required to make installment payments to Lattus (the "Lattus Contingent Consideration") at certain dates based on future net sales of certain products (the "Lateral Products").

The estimated fair value of the Lattus Contingent Consideration is determined using a Monte Carlo simulation and a discounted cash flow model requiring significant inputs which are not observable in the market. The significant inputs include assumptions related to the timing and probability of launch dates for the Lateral Products, estimated future sales of the Lateral Products, revenue risk-adjusted discount rate, revenue volatility, and discount rates matched to the timing of payments. The following table provides a reconciliation of the beginning and ending balances for the Lattus Contingent Consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Lattus Contingent Consideration estimated fair value at January 1	$15,400	$8,500
Change in fair value recognized in acquisition-related amortization, impairment, and remeasurement	(610)	1,170
Lattus Contingent Consideration estimated fair value at March 31	$14,790	$9,670

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of March 31, 2025:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of March 31, 2025	Unobservable inputs	Estimate
Lattus Contingent Consideration	$14,790	Counterparty discount rates	10.4% - 10.8%
		Revenue risk-adjusted discount rates	7.2% - 7.7%

7. Commitments and Contingencies

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

The Company disagrees with the allegations contained in the arbitration demands and in the action against Ms. Burzik and Mr. Burris and intends to vigorously defend the asserted claims. Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from these claims.

Securities class action complaints

On August 21, 2024, a securities class action complaint captioned Bernal v. Orthofix Medical Inc., et al., Case No. 24-cv-00690, was filed in the United States District Court for the Eastern District of Texas (the "Bernal Complaint"). The plaintiff, a purported Company shareholder, alleges through the complaint violations of Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder, and names as defendants the Company and the following former Company directors and officers: Jon Serbousek (former director and former President and Chief Executive Officer), Keith Valentine (former director and former President and Chief Executive Officer), John Bostjancic (former Chief Financial Officer), and Patrick Keran (former Chief Legal Officer). The complaint alleges that the Company made, and the named former directors and officers caused the Company to make, materially false and misleading statements between October 11, 2022 and September 12, 2023 that, according to the complaint, falsely assured the market regarding Messrs. Valentine, Bostjancic and Keran’s respective commitments to, among other things, ethical and legal standards and corporate responsibility.

On September 6, 2024, a securities class action complaint captioned O’Hara v. Orthofix Medical Inc., et al., Case No. 24-cv-01593, was filed in the United States District Court for the Southern District of California (the "O’Hara Complaint"). The plaintiff, a purported former shareholder of SeaSpine at the time of the SeaSpine Merger, alleges through the complaint violations of Sections 11, 12 and 15 of the Securities Act, and names most of the same defendants as the Bernal Complaint, as well as certain additional current and/or former Company directors and officers. The complaint makes similar assertions to the Bernal complaint, and alleges that the Company’s registration statement on Form S-4 filed in 2022 in connection with the SeaSpine Merger, as well as related written and oral offering materials, contained untrue statements of material fact and material omissions, including, among other things, with respect to the effectiveness of the Company’s internal controls. On November 26, 2024, the O’Hara Complaint was transferred to the Eastern District of Texas, and on December 11, 2024, the O’Hara Complaint was consolidated with the Bernal Complaint. On April 17, 2025, the plaintiffs filed an amended complaint in the consolidated action, captioned In re Orthofix Medical Inc. Securities Litigation, with substantially the same allegations contained in the Bernal Complaint and the O’Hara Complaint. The consolidated case is captioned In re Orthofix Medical Inc. Securities Litigation, Case No. 24-cv-00690 and is pending in the Eastern District of Texas. The Plaintiffs filed an amended consolidated compliant on April 17, 2025.

On October 28, 2024, a derivative shareholder complaint was filed against certain of the Company's current and former officers and directors alleging derivative liability for the allegations made in the two complaints noted above. On December 18, 2024, a second derivative shareholder complaint was filed with the same allegations made in the first derivative shareholder complaint. On March 21, 2025, the two derivative shareholder complaints were consolidated into one case.

The Company disagrees with the legal claims asserted in these complaints and intends to defend them vigorously. Due in part to the preliminary nature of these three matters, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the respective complaints.

Commitments

As a result of the SeaSpine Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase, provided that the distributor meets the required conditions of such purchase option. Under certain of these agreements, the purchase price would be paid in shares of the Company's common stock, whereas for others, the purchase price can be paid in cash or shares, at the Company's option. Based on the closing price of the Company's common stock as of March 31, 2025, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 0.3 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor in regard to the consummation of the potential acquisition, which is subject to the distributor satisfying certain conditions.

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

The Company accounts for the estimated cost of the IMDP as sales, general, and administrative expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded expenses of $0.3 million for both the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, the Company has accrued $8.9 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

8. Accumulated other comprehensive loss

The components of and changes in accumulated other comprehensive loss were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(4,074)	$(228)	$(4,302)
Other comprehensive income	1,746	—	1,746
Income taxes	—	—	—
Balance at March 31, 2025	$(2,328)	$(228)	$(2,556)

9. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are two product categories: (i) Bone Growth Therapies, and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The table below presents net sales by product category by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Bone Growth Therapies	$55,050	$52,477	4.9%
Spinal Implants, Biologics, and Enabling Technologies	108,786	108,816	0.0%
Global Spine	163,836	161,293	1.6%
Global Orthopedics	29,810	27,315	9.1%
Net sales	$193,646	$188,608	2.7%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Product sales	$181,633	$175,831
Marketing service fees	12,013	12,777
Net sales	$193,646	$188,608

Product sales primarily consist of the sale of bone growth therapies devices, spinal implants, certain biologics, enabling technologies, and orthopedics products. Marketing service fees are received from MTF Biologics ("MTF") based on total sales of biologics tissues sourced from MTF and relate solely to the Global Spine reporting segment. The Company partners with MTF to provide certain allograft solutions for various spine, orthopedic and other bone repair needs, with this partnership allowing the Company to exclusively market certain biologic offerings.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company’s allowance for expected credit losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Allowance for expected credit losses beginning balance	$7,418	$7,130
Current period provision for expected credit losses	1,058	1,376
Write-offs charged against the allowance and other	(11)	(19)
Effect of changes in foreign exchange rates	137	(89)
Allowance for expected credit losses ending balance	$8,602	$8,398

10. Business segment information

The Company's operations are managed through two reporting segments: Global Spine and Global Orthopedics. These reporting segments represent the operating segments for which the President and Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization ("adjusted EBITDA", a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization, and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the SeaSpine Merger and other strategic investments, acquisition-related fair value adjustments, gains and/or losses on investments, litigation and investigation charges, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation, and succession charges.

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

The Bone Growth Therapies product category manufactures, distributes, sells, and provides support services for market-leading bone growth stimulation devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spinal, appendicular fractures, treating both fresh or nonunion fractures. These products are sold almost exclusively in the U.S., using distributors and direct sales representatives to provide our devices to healthcare providers and their patients.

Spinal Implants, Biologics, and Enabling Technologies comprises (i) a broad portfolio of spine fixation implant products used in surgical procedures of the spine, (ii) one of the most comprehensive biologics portfolios in both the demineralized bone matrix and cellular allograft market segments, and (iii) image-guided surgical solutions to facilitate degenerative, minimally invasive, and complex surgical procedures. Spinal Implants, Biologics, and Enabling Technologies products are sold through a network of distributors and sales representatives to hospitals and healthcare providers on a global basis for Spinal Implants and Enabling Technologies, and primarily within the U.S. for Biologics.

Global Orthopedics

The Global Orthopedics reporting segment offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. This reporting segment specializes in the design, development, and marketing of external and internal fixation orthopedic products that are coupled with enabling digital technologies to serve the complete patient treatment pathway. The Company sells these products worldwide through a global network of distributors and sales representatives to hospitals, healthcare organizations, and healthcare providers.

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended March 31, 2025
(U.S. Dollars, in thousands)	Global Spine	Global Orthopedics	Total
Segment revenues	$163,836	$29,810	$193,646
Less:
Non-GAAP Cost of sales	44,587	11,871	56,458
Non-GAAP Sales, general, and administrative	92,538	17,920	110,458
Non-GAAP Research and development	11,623	2,853	14,476
Other segment expenses (benefits)	4,444	(175)	4,269
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	8,872	2,632	11,504
Segment Adjusted EBITDA	$19,516	$(27)	$19,489

Reconciling items:
Corporate operating expenses			$8,058
Interest expense, net			4,506
Depreciation and amortization			34,431
Share-based compensation expense			6,469
Foreign exchange impact			(1,044)
SeaSpine merger-related costs			1,130
Restructuring costs and impairments related to M6 product lines			12,126
Strategic investments			3,514
Acquisition-related fair value adjustments			(610)
Litigation and investigation costs			3,042
Loss before income taxes			$(52,133)

	Three Months Ended March 31, 2024
(U.S. Dollars, in thousands)	Global Spine	Global Orthopedics	Total
Segment Revenues	$161,293	$27,315	$188,608
Less:
Non-GAAP Cost of sales	44,854	10,846	55,700
Non-GAAP Sales, general, and administrative	91,813	18,146	109,959
Non-GAAP Research and development	15,946	3,312	19,258
Other segment expenses (benefits)	32	(107)	(75)
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	11,241	3,391	14,632
Segment Adjusted EBITDA	$19,889	$(1,491)	$18,398

Reconciling items:
Corporate operating expenses			$10,733
Interest expense, net			4,558
Depreciation and amortization			14,862
Share-based compensation expense			8,800
Foreign exchange impact			1,588
SeaSpine merger-related costs			4,479
Strategic investments			120
Acquisition-related fair value adjustments			4,217
Interest and loss on investments			(260)
Litigation and investigation costs			2,260
Succession charges			2,210
Loss before income taxes			$(35,169)

The following table presents depreciation and amortization by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Global Spine	$31,902	$11,929
Global Orthopedics	1,936	2,207
Corporate	593	726
Total	$34,431	$14,862

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Global Spine
U.S.	$152,703	$151,865
International	11,133	9,428
Total Global Spine	163,836	161,293

Global Orthopedics
U.S.	8,978	8,154
International	20,832	19,161
Total Global Orthopedics	29,810	27,315

Consolidated
U.S.	161,681	160,019
International	31,965	28,589
Net sales	$193,646	$188,608

The following data includes net sales by geographic area:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
U.S.	$161,681	$160,019
Italy	5,053	5,002
France	2,625	2,516
United Kingdom	3,037	2,631
Germany	2,208	2,105
Brazil	1,135	1,528
Others	17,907	14,807
Net Sales	$193,646	$188,608

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
U.S.	$116,396	$125,541
Italy	9,514	9,472
Germany	1,784	1,904
Others	2,999	2,887
Total	$130,693	$139,804

11. Acquisition-related amortization, impairment, and remeasurement

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements. Components of acquisition-related amortization, impairment, and remeasurement are as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Amortization of acquired intangibles	$18,355	$4,226
Changes in fair value of contingent consideration	(610)	1,170
Total	$17,745	$5,396

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Cost of sales	$461	$576
Sales, general, and administrative	5,649	7,215
Research and development	359	1,009
Total	$6,469	$8,800

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Stock options	$869	$1,118
Market-based stock options	646	327
Time-based restricted stock awards and units	2,994	5,873
Market-based / performance-based restricted stock units	1,420	838
Stock purchase plan	540	644
Total	$6,469	$8,800

During the three months ended March 31, 2025, and 2024, the Company issued 0.6 million and 0.2 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

13. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefited by the Company’s U.S., Canadian and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three months ended March 31, 2025. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended March 31, 2025, and 2024, the effective tax rate was (1.8%) and (2.4%), respectively. The primary factors affecting the Company’s effective tax rate for the three months ended March 31, 2025, were certain losses not benefited and tax amortization on certain acquired intangibles.

14. Earnings per share ("EPS")

For the three months ended March 31, 2025, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended March 31,
(Unaudited, In thousands)	2025	2024
Weighted average common shares-basic	39,188	37,741
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—
Unvested restricted stock units	—	—
Weighted average common shares-diluted	39,188	37,741

There were 8.1 million and 6.7 million weighted average outstanding options, time-based restricted stock awards and units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the three months ended March 31, 2025, and 2024, respectively, because inclusion of these awards was anti-dilutive, or, for performance-based stock units and market-based stock units, all necessary conditions had not been satisfied by the end of the respective period.

15. Discontinuation of M6 product lines and held-for-sale assets

In January 2025, the Company announced its plan to discontinue its M6-C artificial cervical disc and M6-L artificial lumbar disc product lines (together, the "M6 artificial discs" or "M6 product lines") in order to allocate associated resources and investment to more profitable growth opportunities. In accordance with ASC 205, Presentation of Financial Statements, the Company determined that the discontinuation of the M6 artificial discs does not represent a strategic shift that will have a major effect on our consolidated financial results. Therefore, any related financial results were not reported as discontinued operations. Although the M6 product lines did not meet the criteria to be considered a discontinued operation, these assets were determined to meet the criteria to be classified as held for sale as of March 31, 2025, as the Company expects to complete the sale of these assets before December 31, 2025.

Financial results for the Company’s M6 product lines continue to be presented within the Company’s consolidated statements of operations and comprehensive loss. A summary of impairment charges recognized during the three months ended March 31, 2025, and the associated financial statement lines in which such costs are recognized is shown in the table below. All such charges are included within the Company’s Global Spine reporting segment.

(Unaudited, U.S. Dollars, in thousands)	Financial Statement Line Item	Three Months Ended March 31,2025
Inventory reserve charges	Cost of sales	$8,703
Impairment of property, plant, and equipment	Operating expenses	6,226
Impairment of developed technology intangible asset	Acquisition-related amortization, impairment, and remeasurement	14,097
Loss on M6 inventories and long-lived assets held for sale		$29,026

In addition, significant classes of assets and liabilities associated with the M6 product lines, which is classified as held for sale, are shown in the table below:

(Unaudited, U.S. Dollars, in thousands)	March 31, 2025
Inventories	$3,929
Property, plant, and equipment, net	—
Intangible assets, net	—
Net carrying value of disposal group	$3,929

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Orthofix Medical Inc.’s (sometimes referred to as "we," "us" or "our") financial condition and results of operations should be read in conjunction with the discussion under the heading "Forward-Looking Statements" and our condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q.

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

Notable financial metrics in the first quarter of 2025 and recent achievements include the following:

•
First quarter 2025 net sales of $193.6 million, including sales from our M6 artificial cervical and lumbar discs, and pro forma net sales of $189.2 million, excluding sales from our M6 discs, representing an increase of 3% on a reported basis and 4% on a pro forma constant currency basis compared to first quarter 2024
•
U.S. Spine Fixation net sales growth of 4% compared to first quarter 2024
•
Bone Growth Therapies ("BGT") net sales of $55.1 million, representing growth of 5%, with BGT Fracture net sales growth of 6% compared to first quarter 2024
•
Global Orthopedics net sales of $29.8 million, achieving constant currency growth of 11%, and U.S. Orthopedics net sales growth of 10% compared to first quarter 2024
•
Received 510(k) clearance and CE Mark for TrueLok™ Elevate Transverse Bone Transport ("TBT") System – the first FDA-cleared device for TBT to correct non-unions and bony or soft tissue deformities or defects
•
First quarter 2025 net loss of $(53.1) million on a reported basis; Non-GAAP pro forma adjusted EBITDA of $11.4 million, with pro forma adjusted EBITDA margin expanding approximately 200 basis points compared to reported non-GAAP adjusted EBITDA for the first quarter 2024

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended March 31,
(Unaudited)	2025 (%)	2024 (%)
Net sales	100.0	100.0
Cost of sales	37.2	32.5
Gross profit	62.8	67.5
Sales, general, and administrative	68.6	69.9
Research and development	10.2	10.3
Acquisition-related amortization, impairment, and remeasurement	9.2	2.9
Operating loss	(25.2)	(15.6)
Net loss	(27.4)	(19.1)

Net Sales by Product Category and Reporting Segment

Our operations are managed through two reporting segments: Global Spine and Global Orthopedics. The following table provides net sales by product category by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in millions)	2025	2024	Change	Constant Currency Change
Bone Growth Therapies	$55.1	$52.5	4.9%	4.9%
Spinal Implants, Biologics and Enabling Technologies*	104.3	102.3	2.0%	2.0%
Global Spine*	159.4	154.8	3.0%	3.0%
Global Orthopedics	29.8	27.3	9.1%	11.5%
Pro forma net sales*	189.2	182.1	3.9%	4.3%
Impact from discontinuation of M6 product lines	4.4	6.5	(31.9%)	(31.5%)
Reported net sales	$193.6	$188.6	2.7%	3.0%

* Results above for each of Spinal Implants, Biologics, and Enabling Technologies; Global Spine; and Pro Forma Net Sales exclude the impact of the Company’s discontinuation of its M6 product lines. As pro forma net sales represent a Non-GAAP measure, see the reconciliation above of the Company’s pro forma net sales to its reported figures under U.S. GAAP. The Company’s reported figures under U.S. GAAP represent each of the pro forma line items discussed above plus the impact from discontinuation of the M6 product lines shown above.

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
-
Spinal Implants, Biologics, and Enabling Technologies is comprised of a broad portfolio of spine fixation implant products used in surgical procedures of the spine, which includes one of the most comprehensive biologics portfolios in both the demineralized bone matrix and cellular allograft market segments and image-guided surgical solutions to facilitate degenerative, minimally invasive, and complex surgical procedures. Spinal Implants, Biologics, and Enabling Technologies products are sold through a network of distributors and sales representatives to hospitals and healthcare providers on a global basis for Spinal Implants and Enabling Technologies, and primarily within the U.S. for Biologics.

Three months ended March 31, 2025 compared to 2024

Net sales of $163.8 million, an increase of $2.5 million or 1.6%

•
Bone Growth Therapies net sales increased $2.6 million, or 4.9%, largely driven by (i) favorable changes in average sales prices, (ii) increase in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets, and (iii) continued share growth of AccelStim
•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $2.0 million, or 2.0%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants, which saw growth in each of cervical, interbody, thoracolumbar, spine fixation franchises; growth in these areas were partially offset by a decline in Biologics net sales
•
Net sales from the M6 product lines decreased $2.1 million, or 31.9%, as a result of the announcement and discontinuation of the product lines to focus resources and investment in more profitable growth opportunities

Global Orthopedics

Global Orthopedics offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. Global Orthopedics sells its products through a global network of distributors and sales representatives to hospitals, healthcare organizations, and healthcare providers.

Three months ended March 31, 2025 compared to 2024

Net sales of $29.8 million, an increase of $2.5 million or 9.1% on a reported basis and 11.5% on a constant currency basis

•
U.S. growth of $0.8 million, or 10.1%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from growth within our OSCAR PRO product line
•
International growth of $1.7 million, or 12.1% on a constant currency basis, primarily driven by recent product launches in Europe and timing of certain tender offers and stocking distributor orders
•
Decrease of $0.6 million due to movement in foreign currency exchange rates, which had an unfavorable impact on net sales in the quarter

Gross Profit

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change
Net sales	$193,646	$188,608	2.7%
Cost of sales	72,027	61,366	17.4%
Gross profit	$121,619	$127,242	(4.4%)
Gross margin	62.8%	67.5%	(4.7%)

Three months ended March 31, 2025 compared to 2024

Gross profit decreased $5.6 million

•
Decrease in gross profit of $8.9 million resulting from an increase in inventory reserve expenses, primarily driven by our decision to discontinue the M6 product lines in order to focus resources and investments on more profitable growth opportunities
•
Partially offset by an increase in gross profit of $3.0 million driven by a reduction of amortization of the inventory fair value step-up recognized in the merger with SeaSpine Holdings Corporation (the "SeaSpine Merger"), which were amortized over the expected sales cycles of the acquired inventory and concluded in December 2024

Sales, General, and Administrative Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change
Sales, general, and administrative	$132,981	$131,691	1.0%
As a percentage of net sales	68.7%	69.8%	(1.1%)

Three months ended March 31, 2025 compared to 2024

Sales, general, and administrative expense increased $1.3 million

•
Increase of $3.3 million related to impairments on certain assets recorded in the first quarter of 2025 as a result of our decision to discontinue the M6 product lines
•
Partially offset by a decrease of $2.2 million in succession charges as a result of changes made in our executive leadership positions in the prior year

Research and Development Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change
Research and development	$19,766	$19,492	1.4%
As a percentage of net sales	10.2%	10.3%	(0.1%)

Three months ended March 31, 2025 compared to 2024

Research and development expense increased $0.3 million

•
Increase of $3.6 million related to the impairments associated with our discontinuation of the M6 product lines and other organizational restructuring activities
•
Partially offset by synergies achieved of over $2.5 million in comparison to the first quarter of 2024 as a result of our recent restructuring activities, mostly related to headcount, professional fees, clinical studies for the M6 product lines, and certain product development costs
•
Further offset by a decrease of $0.6 million in costs to comply with the European Union Medical Device Regulations

Acquisition-related Amortization, Impairment, and Remeasurement

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change
Acquisition-related amortization, impairment, and remeasurement	$17,745	$5,396	228.9%
As a percentage of net sales	9.2%	2.9%	6.3%

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended March 31, 2025 compared to 2024

Acquisition-related amortization, impairment, and remeasurement increased $12.3 million

•
Increase of $14.1 million associated with the impairment of certain acquired intangible assets as a result of the discontinuation of the M6 product lines
•
Partially offset by a decrease of $1.8 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the SeaSpine Merger

Non-operating Income and Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change
Interest expense, net	$(4,506)	$(4,558)	(1.1%)
Other income/(expense), net	1,246	(1,274)	(197.8%)

Three months ended March 31, 2025 compared to 2024

Interest expense, net decreased $0.1 million

•
Favorable change of $0.3 million attributable to a decrease in interest expense resulting from the amortization of debt issuance costs
•
Partially offset by an unfavorable change of $0.2 million as a result of the conversion of our former convertible loan with Neo Medical into preferred equity securities in the second quarter of 2024, which were then sold in the fourth quarter of 2024

Other income (expense), net increased $2.5 million

•
Favorable change of $2.7 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $1.0 million in the first quarter of 2025 compared to a loss of $1.6 million in the first quarter of 2024
•
Partially offset by a decrease of $0.3 million associated with the reversal of expected credit losses recognized on the Neo Medical convertible loan in the first quarter of 2024

Income Taxes

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change
Income tax expense	$961	$851	12.9%
Effective tax rate	(1.8%)	(2.4%)	0.6%

Three months ended March 31, 2025 compared to 2024

•
The increase in tax expense compared to the prior year period was primarily related to tax on international operations
•
The primary factor affecting our tax expense for the first quarter of 2025 was tax amortization on certain acquired intangibles

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at March 31, 2025, totaled $60.5 million compared to $85.7 million at December 31, 2024. The following table presents the net change in cash, cash equivalents, and restricted cash for the three months ended March 31, 2025, and 2024, respectively:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Net cash used in operating activities	$(18,391)	$(18,595)	$204
Net cash used in investing activities	(6,736)	(10,867)	4,131
Net cash (used in) provided by financing activities	(651)	21,453	(22,104)
Effect of exchange rate changes on cash	493	(284)	777
Net change in cash and cash equivalents	$(25,285)	$(8,293)	$(16,992)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Net cash used in operating activities	$(18,391)	$(18,595)	$204
Capital expenditures	(6,736)	(10,817)	4,081
Free cash flow	$(25,127)	$(29,412)	$4,285

Operating Activities

Cash flows from operating activities increased $0.2 million

•
Favorable change of $18.3 million associated with non-cash gains and losses, primarily related to depreciation and amortization expenses including the impairment of tangible and intangible assets associated with the discontinuation of the M6 product lines
•
Unfavorable change in net loss of $17.1 million, primarily as a result of certain impairments and inventory-related charges recorded in the first quarter of 2025 as a result of our decision to discontinue the M6 product lines
•
Unfavorable change of $1.0 million relating to changes in working capital accounts, primarily attributable to changes in inventories, prepaid expenses and other current assets, long-term assets, other current liabilities, and long-term liabilities

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 61 days at March 31, 2025, and 2024 (calculated using first quarter net sales and ending accounts receivable). Inventory turns improved to 1.5 times as of March 31, 2025 compared to 1.2 times as of March 31, 2024 (calculated using trailing twelve month cost of goods sold and ending net inventories).

Investing Activities

Cash flows from investing activities increased $4.1 million

•
Decrease in spend of $4.1 million in capital expenditures

Financing Activities

Cash flows from financing activities decreased $22.1 million

•
Decrease of $25.0 million associated with net borrowing activities related to our credit facilities
•
Partially offset by an increase of $1.9 million in net proceeds from the issuance of common shares
•
Further offset by a favorable change of $1.0 million in debt issuance costs associated with our credit facilities

Credit Facilities

On November 7, 2024, we entered into a $275.0 million secured credit agreement (the "Credit Agreement") with Oxford Finance LLC, as administrative agent and as collateral agent ("Oxford") and certain lenders party thereto, including Oxford, K2 HealthVentures LLC, and HSBC Ventures USA Inc. Certain of our foreign subsidiaries joined the Credit Agreement as guarantors shortly after the signing date. The Credit Agreement provides for a $160.0 million senior secured term loan (the "Initial Term Loan") and a $65.0 million senior secured delayed draw term loan facility (the "Term B Loan"). Draws under the Term B Loan are at our option from January 1, 2025 through June 30, 2026, subject to, among other conditions, our continued compliance with a pro-forma total debt-to-EBITDA leverage ratio of less than 4.0x. EBITDA is a non-GAAP financial measure which represents earnings before interest income (expense), income taxes, depreciation, amortization, and other negotiated addbacks and adjustments. In addition, at Oxford's discretion, an additional $50.0 million of draw capacity is available through January 1, 2029 (the "Term C Loan" and, together with the Term B Loan, the "Delayed Draw Term Loans" and collectively with the Initial Term Loan, the "Credit Facilities"). The Initial Term Loan and Delayed Draw Term Loans, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029.

The Credit Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times and to maintain a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of March 31, 2025, we were in compliance with all required financial covenants.

As of March 31, 2025, we had $160.0 million of outstanding borrowings under the Credit Agreement related to the Initial Term Loan. We have not made any borrowings under the Delayed Draw Term Loans as of March 31, 2025.

As of March 31, 2025, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($5.9 million).

Other

For information regarding contingencies, see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Spine LLC ("Lattus") Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the SeaSpine Merger, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the contingent consideration arrangement as of March 31, 2025, was $14.8 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of March 31, 2025, we classified the remaining contingent consideration liability of $6.7 million and $8.1 million within other current liabilities and other long-term liabilities, respectively. For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Off-balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2024.

Critical Accounting Estimates

Our discussion of operating results is based upon the condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting estimates during the quarter covered by this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as disclosed in our Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in "Part I, Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the first quarter of 2025.

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

Item 6. Exhibits

10.1*		Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan, as amended

10.2*		Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan, as amended

10.3*	[	2025 RSU Agreement for SeaSpine 2015 Plan

10.4*		2025 RSU Agreement for 2012 LTIP

10.5*		2025 Stock Option Agreement for SeaSpine 2015 Plan

10.6*		2025 Stock Option Agreement 2012 LTIP

10.7*		2025 PSU Agreement for SeaSpine 2015 Plan

10.8*		2025 PSU Agreement for 2012 LTIP

31.1*		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1#		Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*		Inline XBRL Taxonomy Extension Schema Document.

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: May 6, 2025	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: May 6, 2025	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer