Form 10-Q
period 2025-06-30
Orthofix Medical Inc.
filed 2025-08-05
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(214) 937-2000

(Registrant's telephone number, including area code)

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

As of July 31, 2025, 39,494,265 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	OFIX	Nasdaq Global Select Market

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts, and projections. All statements, other than statements of historical fact, contained in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "intends," "predicts," "potential," "positioned," "deliver," or "continue" or the negative version of those terms and other similar expressions. Forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 10-K"); Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2024 10-K; and elsewhere throughout the 2024 10-K, and in our reports filed with the U.S. Securities and Exchange Commission (the "SEC") subsequent to the date we filed the 2024 10-K with the SEC. You should not place undue reliance on any forward-looking statements. Further, any forward-looking statement in this report speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. Except as required by law, we undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$65,606	$83,238
Restricted cash	3,083	2,500
Accounts receivable, net of allowances of $8,909 and $7,418, respectively	129,556	134,713
Inventories	172,993	189,452
Prepaid expenses and other current assets	24,592	23,382
Total current assets	395,830	433,285
Property, plant, and equipment, net	129,200	139,804
Intangible assets, net	78,868	98,803
Goodwill	194,934	194,934
Other long-term assets	38,325	26,468
Total assets	$837,157	$893,294

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$45,098	$48,803
Current portion of finance lease liability	797	755
Other current liabilities	102,486	119,070
Total current liabilities	148,381	168,628
Long-term debt	157,047	157,015
Long-term portion of finance lease liability	17,448	17,835
Other long-term liabilities	55,934	46,692
Total liabilities	378,810	390,170
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 39,483 and 38,486 issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	3,948	3,849
Additional paid-in capital	796,807	779,718
Accumulated deficit	(343,316)	(276,141)
Accumulated other comprehensive income (loss)	908	(4,302)
Total shareholders’ equity	458,347	503,124
Total liabilities and shareholders’ equity	$837,157	$893,294

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2025	2024	2025	2024
Net sales	$203,121	$198,620	$396,767	$387,228
Cost of sales	63,588	63,871	135,615	125,237
Gross profit	139,533	134,749	261,152	261,991
Sales, general, and administrative	136,493	134,218	269,474	265,909
Research and development	15,934	18,049	35,700	37,541
Acquisition-related amortization, impairment, and remeasurement (Note 11)	3,109	7,388	20,854	12,784
Operating loss	(16,003)	(24,906)	(64,876)	(54,243)
Interest expense, net	(3,950)	(4,943)	(8,456)	(9,501)
Other income (expense), net	5,730	(2,510)	6,976	(3,784)
Loss before income taxes	(14,223)	(32,359)	(66,356)	(67,528)
Income tax benefit (expense)	142	(1,084)	(819)	(1,935)
Net loss	$(14,081)	$(33,443)	$(67,175)	$(69,463)

Net loss per common share:
Basic	$(0.36)	$(0.88)	$(1.71)	$(1.84)
Diluted	(0.36)	(0.88)	(1.71)	(1.84)
Weighted average number of common shares:
Basic	39,501	38,020	39,317	37,787
Diluted	39,501	38,020	39,317	37,787

Other comprehensive income (loss), before tax
Unrealized gain on debt securities	—	—	—	1,671
Reclassification adjustment for historical unrealized gain on debt security	—	(1,671)	—	(1,671)
Currency translation adjustment	3,464	(400)	5,210	(1,438)
Other comprehensive income (loss), before tax	3,464	(2,071)	5,210	(1,438)
Income tax expense related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	3,464	(2,071)	5,210	(1,438)
Comprehensive loss	$(10,617)	$(35,514)	$(61,965)	$(70,901)

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2024	38,486	$3,849	$779,718	$(276,141)	$(4,302)	$503,124
Net loss	—	—	—	(53,094)	—	(53,094)
Other comprehensive income, net of tax	—	—	—	—	1,746	1,746
Share-based compensation expense	—	—	6,469	—	—	6,469
Common shares issued, net	610	61	(12)	—	—	49
At March 31, 2025	39,096	$3,910	$786,175	$(329,235)	$(2,556)	$458,294
Net loss	—	—	—	(14,081)	—	(14,081)
Other comprehensive income, net of tax	—	—	—	—	3,464	3,464
Share-based compensation expense	—	—	7,824	—	—	7,824
Common shares issued, net	387	38	2,808	—	—	2,846
At June 30, 2025	39,483	$3,948	$796,807	$(343,316)	$908	$458,347

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2023	37,165	$3,717	$746,450	$(150,144)	(1,293)	$598,730
Net loss	—	—	—	(36,020)	—	(36,020)
Other comprehensive income, net of tax	—	—	—	—	633	633
Share-based compensation expense	—	—	8,800	—	—	8,800
Common shares issued, net	245	24	(1,852)	—	—	(1,828)
At March 31, 2024	37,410	$3,741	$753,398	$(186,164)	$(660)	$570,315
Net loss	—	—	—	(33,443)	—	(33,443)
Other comprehensive loss, net of tax	—	—	—	—	(2,071)	(2,071)
Share-based compensation expense	—	—	9,959	—	—	9,959
Common shares issued, net	629	63	1,181	—	—	1,244
At June 30, 2024	38,039	$3,804	$764,538	$(219,607)	$(2,731)	$546,004

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(67,175)	$(69,463)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, amortization, and impairment	51,302	28,894
Inventory reserve expenses	25,393	13,759
Amortization of inventory fair value step-up	—	6,094
Amortization of operating lease assets, debt costs, and other assets	2,377	2,986
Provision for expected credit losses	1,837	1,573
Deferred income taxes	12	1,180
Share-based compensation expense	14,293	18,759
Loss on disposal of fixed assets	581	2,566
Change in valuation of investment securities	(31)	3,992
Change in fair value of contingent consideration	(1,373)	4,240
Other	(1,188)	2,297
Changes in operating assets and liabilities
Accounts receivable	5,089	710
Inventories	(5,890)	(8,571)
Prepaid expenses and other current assets	(394)	2,717
Accounts payable	(9,138)	(7,501)
Other current liabilities	(21,763)	(9,977)
Other long-term assets and liabilities	(684)	(3,866)
Net cash used in operating activities	(6,752)	(9,611)
Cash flows from investing activities
Capital expenditures	(13,845)	(20,533)
Other investing activities	12	(50)
Net cash used in investing activities	(13,833)	(20,583)
Cash flows from financing activities
Proceeds from issuance of common shares	3,054	3,191
Payments related to tax withholdings for share-based compensation	(159)	(3,775)
Payments related to finance lease obligation	(375)	(346)
Proceeds from credit facility	—	40,000
Repayment of borrowings from credit facility	—	(15,000)
Payment of debt issuance costs and other financing activities	(531)	(2,392)
Net cash provided by financing activities	1,989	21,678
Effect of exchange rate changes on cash	1,547	(375)
Net change in cash and cash equivalents	(17,049)	(8,891)
Cash, cash equivalents, and restricted cash at the beginning of period	85,738	37,757
Cash, cash equivalents, and restricted cash at the end of period	$68,689	$28,866

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$65,606	$26,366
Restricted cash	3,083	2,500
Cash, cash equivalents, and restricted cash at the end of period	$68,689	$28,866

Noncash investing activities - Accrued purchases of capital expenditures	$10,990	$5,996
Noncash investing activities - Purchase of intangible assets	40	50

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2024 Form 10-K. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2025.

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

2. Recently adopted accounting standards and recently issued accounting pronouncements

Adoption of Accounting Standards Update ("ASU") 2023-09 - Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, which enhances the transparency and usefulness of income tax disclosures required pursuant to Topic 740, Income Taxes, to provide information to better assess how an entity's operations, tax risks and tax planning, and operational opportunities affect its tax rate and future cash flows. The Company adopted this standard effective January 1, 2025, on a modified retrospective basis. Adoption of this standard did not have a material impact on the Company's consolidated balance sheet, statements of operations, or cash flows.

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
Disaggregation of Income Statement Expenses (ASU 2024-03)

Improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the note to the financial statements at interim and annual reporting periods. The amendments are to be applied prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements.

		January 1, 2027	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

Other recently issued ASUs, excluding those ASUs which have already been disclosed as adopted or described above, were assessed and determined not applicable, or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
Raw materials	$26,588	$27,180
Work-in-process	61,408	56,920
Finished products	84,997	105,352
Inventories	$172,993	$189,452

4. Leases

A summary of the Company's lease portfolio as of June 30, 2025, and December 31, 2024, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	June 30, 2025	December 31, 2024
		(Unaudited)
Assets
Operating leases	Other long-term assets	$24,859	$17,238
Finance leases	Property, plant, and equipment, net	14,908	15,386
Total lease assets		$39,767	$32,624

Liabilities
Current
Operating leases	Other current liabilities	$3,048	$4,023
Finance leases	Current portion of finance lease liability	797	755
Long-term
Operating leases	Other long-term liabilities	26,398	14,084
Finance leases	Long-term portion of finance lease liability	17,448	17,835
Total lease liabilities		$47,691	$36,697

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,407	$4,311
Operating cash flows from finance leases	401	417
Financing cash flows from finance leases	375	346
ROU assets obtained in exchange for lease obligations
Operating leases	11,690	721
Finance leases	28	—

5. Long-term debt

The carrying values of the Company's outstanding debt obligations as of June 30, 2025, and December 31, 2024, were as follows:

(U.S. Dollars, in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
Outstanding Term Loans
Principal amount	$160,000	$160,000
Unamortized original debt discount	(2,083)	(2,327)
Unamortized debt issuance costs and lenders fees	(870)	(658)
Total indebtedness from outstanding term loans	157,047	157,015

Revolving Credit Facilities
Principal amount outstanding	—	—
Total indebtedness outstanding	$157,047	$157,015

Current portion of long-term debt	$—	$—
Long-term debt	157,047	157,015
Total indebtedness outstanding	$157,047	$157,015

On November 7, 2024, the Company, as borrower, and its U.S. subsidiaries entered into a $275.0 million secured credit agreement (the "Credit Agreement") with Oxford Finance LLC, as administrative agent and as collateral agent ("Oxford") and certain lenders party thereto, including Oxford, K2 HealthVentures LLC, and HSBC Ventures USA Inc. The Credit Agreement contains financial covenants requiring the Company to maintain (i) a minimum level of liquidity at all times and (ii) a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of June 30, 2025, the Company was in compliance with all required financial covenants.

As of June 30, 2025, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.5 million).

6. Fair value measurements and investments

The fair value measurements of the Company's financial assets and liabilities measured on a recurring basis were as follows:

	June 30, 2025				December 31, 2024
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
				(Unaudited)
Assets
Neo Medical convertible loan agreement	$—	$—	$—	$—	$—
Neo Medical preferred equity securities	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Liabilities
Lattus contingent consideration	$—	$—	$(14,027)	$(14,027)	$(15,400)
Deferred compensation plan	—	(1,695)	—	(1,695)	(1,703)
Total	$—	$(1,695)	$(14,027)	$(15,722)	$(17,103)

Neo Medical Convertible Loan Agreement and Equity Investment

On October 1, 2020, the Company purchased shares of Neo Medical's preferred stock for consideration of $5.0 million and entered into a Convertible Loan Agreement (the "Convertible Loan") pursuant to which Orthofix loaned Neo Medical CHF 4.6 million, or $5.0 million at the date of issuance. In April 2024, the Company converted the Convertible Loan into shares of Neo Medical preferred equity securities. On November 14, 2024, the Company sold and transferred all shares of Neo Medical's preferred equity securities for CHF 6.6 million, or $7.4 million.

The table below presents a reconciliation of the beginning and ending balances of the Company's investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Fair value of Neo Medical preferred equity securities at January 1	$—	$4,951
Conversion of loan into preferred equity securities	—	8,224
Unrealized loss recognized in other expense, net	—	(2,233)
Fair value of Neo Medical preferred equity securities at June 30	$—	$10,942
Cumulative unrealized loss on Neo Medical preferred equity securities	$—	$(2,953)

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, which was measured at fair value using significant unobservable inputs:

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Fair value of Neo Medical Convertible Loan at January 1	$—	$6,760
Gain recognized in other comprehensive income	—	1,671
Interest recognized in interest income, net	—	162
Foreign currency remeasurement recognized in other expense, net	—	(602)
Expected credit loss recognized in other income, net	—	260
Conversion into preferred equity securities	—	(8,224)
Realized foreign currency loss recognized in other expense, net	—	(27)
Fair value of Neo Medical Convertible Loan at June 30	$—	$—

Contractual value of Neo Medical Convertible Loan at June 30	$—	$—
Allowance for credit loss recognized in other income (expense), net	—	—
Amortized cost basis of Neo Medical Convertible Loan at June 30	$—	$—

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

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Lattus Contingent Consideration estimated fair value at January 1	$15,400	$8,500
Change in fair value recognized in acquisition-related amortization, impairment, and remeasurement	(1,373)	4,240
Lattus Contingent Consideration estimated fair value at June 30	$14,027	$12,740

The estimated fair value of the Lattus Contingent Consideration as of June 30, 2025, was $14.0 million; however, the actual amount ultimately paid could be higher or lower this. As of June 30, 2025, the Company classified the remaining Lattus Contingent Consideration liability of $10.5 million and $3.5 million within other current liabilities and other long-term liabilities, respectively.

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of June 30, 2025:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of June 30, 2025	Unobservable inputs	Estimate
Lattus Contingent Consideration	$14,027	Counterparty discount rates	10.8% - 11.0%
		Revenue risk-adjusted discount rates	6.4% - 6.8%

7. Commitments and Contingencies

Arbitration claims with former executives

In September 2023, the Company's Board of Directors (the "Board") terminated the employment of Keith Valentine, John Bostjancic, and Patrick Keran, who had served respectively as the Company's President and Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. The Board's decision followed an investigation conducted by independent outside legal counsel and directed and overseen by the Company's independent directors. As a result of the investigation, the Board determined that each of these executives engaged in repeated inappropriate and offensive conduct that violated multiple code of conduct requirements and was inconsistent with the Company's values and culture. The Company notified each of Messrs. Valentine, Bostjancic, and Keran that their respective terminations were being made for "Cause," as defined in applicable employment-related agreements (including each executive's respective Change in Control and Severance Agreement, dated June 19, 2023). The Company also notified each of Messrs. Valentine, Bostjancic, and Keran that it did not believe it was required to make any further payments to them, other than payment of salary through September 12, 2023. The Board also requested that Mr. Valentine resign as a director, which he did in October 2023.

In January 2024, the Company received written notices of arbitration claims from counsel to Messrs. Valentine, Bostjancic, and Keran. Each of the arbitration claims asserts that the respective former executive was wrongfully terminated for "Cause" because the former executive's conduct did not meet the contractually applicable definition of "Cause." The claims seek relief for, among other things, alleged breach of contract, defamation, false light invasion of privacy, deceit, as well as indemnification and advancement for attorneys' fees. The three former executives seek severance payments, as well as the value of forfeited equity grants under applicable change in control and severance agreements and further damages as a result of purported defamatory statements. In addition, in September 2024, Messrs. Valentine, Bostjancic and Keran filed an action in California State Court against former director and interim CEO Catherine Burzik and current director Wayne Burris, seeking relief for, among other things, alleged defamation, false light invasion of privacy, intentional misrepresentation, false promise, and tortious interference with contract.

The Company disagrees with the allegations contained in the arbitration demands and in the action against Ms. Burzik and Mr. Burris and is vigorously defending the asserted claims. Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from these claims.

Securities class action complaints

On August 21, 2024, a securities class action complaint captioned Bernal v. Orthofix Medical Inc., et al., Case No. 24-cv-00690, was filed in the United States District Court for the Eastern District of Texas (the "Bernal Complaint"). The plaintiff, a purported Company shareholder, alleges through the complaint violations of Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder, and names as defendants the Company and the following former Company directors and officers: Jon Serbousek (former director and former President and Chief Executive Officer), Keith Valentine (former director and former President and Chief Executive Officer), John Bostjancic (former Chief Financial Officer), and Patrick Keran (former Chief Legal Officer). The complaint alleges that the Company made, and the named former directors and officers caused the Company to make, materially false and misleading statements between October 11, 2022, and September 12, 2023, that, according to the complaint, falsely assured the market regarding Messrs. Valentine, Bostjancic, and Keran's respective commitments to, among other things, ethical and legal standards and corporate responsibility.

On September 6, 2024, a securities class action complaint captioned O'Hara v. Orthofix Medical Inc., et al., Case No. 24-cv-01593, was filed in the United States District Court for the Southern District of California (the "O'Hara Complaint"). The plaintiff, a purported former shareholder of SeaSpine at the time of the SeaSpine Merger, alleges through the complaint violations of Sections 11, 12 and 15 of the Securities Act, and names most of the same defendants as the Bernal Complaint, as well as certain additional current and/or former Company directors and officers. The complaint makes similar assertions to the Bernal complaint, and alleges that the Company's registration statement on Form S-4 filed in 2022 in connection with the SeaSpine Merger, as well as related written and oral offering materials, contained untrue statements of material fact and material omissions, including, among other things, with respect to the effectiveness of the Company's internal controls. On November 26, 2024, the O'Hara Complaint was transferred to the Eastern District of Texas, and on December 11, 2024, the O'Hara Complaint was consolidated with the Bernal Complaint. On April 17, 2025, the plaintiffs filed an amended complaint in the consolidated action, captioned In re Orthofix Medical Inc. Securities Litigation, with substantially the same allegations contained in the Bernal Complaint and the O'Hara Complaint. The consolidated case is captioned In re Orthofix Medical Inc. Securities Litigation, Case No. 24-cv-00690 and is pending in the Eastern District of Texas. The Company and the individual defendants moved to dismiss the amended complaint on May 15, 2025.

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

The Company disagrees with the legal claims asserted in these complaints and is vigorously defending them. Due in part to the preliminary nature of these three matters, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the respective complaints.

Commitments

As a result of the SeaSpine Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase, provided that the distributor meets the required conditions of such purchase option. Under certain of these agreements, the purchase price would be paid in shares of the Company's common stock, whereas for others, the purchase price can be paid in cash or shares, at the Company's option. Based on the closing price of the Company's common stock as of June 30, 2025, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 0.4 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor in regard to the consummation of the potential acquisition, which is subject to the distributor satisfying certain conditions.

Italian Medical Device Payback ("IMDP")

In 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. A key provision of the law is a 'payback' measure, requiring medical device companies in Italy to make payments to the Italian government if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps.

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

The Company accounts for the estimated cost of the IMDP as sales, general, and administrative expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded expenses of $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and expenses of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company has accrued $10.0 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

8. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income (loss) were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(4,074)	$(228)	$(4,302)
Other comprehensive income	5,210	—	5,210
Income taxes	—	—	—
Balance at June 30, 2025	$1,136	$(228)	$908

9. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are two product categories: (i) Bone Growth Therapies, and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The tables below present net sales by product category by reporting segment:

	Three Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Bone Growth Therapies	$62,573	$59,135	5.8%
Spinal Implants, Biologics, and Enabling Technologies	107,251	108,899	-1.5%
Global Spine	169,824	168,034	1.1%
Global Orthopedics	33,297	30,586	8.9%
Net sales	$203,121	$198,620	2.3%

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Bone Growth Therapies	$117,623	$111,612	5.4%
Spinal Implants, Biologics, and Enabling Technologies	216,037	217,715	-0.8%
Global Spine	333,660	329,327	1.3%
Global Orthopedics	63,107	57,901	9.0%
Net sales	$396,767	$387,228	2.5%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Product sales	$191,395	$185,417	$373,028	$361,248
Marketing service fees	11,726	13,203	23,739	25,980
Net sales	$203,121	$198,620	$396,767	$387,228

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

Accounts receivable and related allowances

The following table provides a detail of changes in the Company's allowance for expected credit losses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Allowance for expected credit losses beginning balance	$8,602	$8,398	$7,418	$7,130
Current period provision for expected credit losses	779	197	1,837	1,573
Write-offs charged against the allowance and other	(747)	(184)	(758)	(203)
Effect of changes in foreign exchange rates	275	(43)	412	(132)
Allowance for expected credit losses ending balance	$8,909	$8,368	$8,909	$8,368

10. Business segment information

The Company's operations are managed through two reporting segments: Global Spine and Global Orthopedics. These reporting segments represent the operating segments for which the President and Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization ("adjusted EBITDA", a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization, and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the SeaSpine Merger and other strategic investments, restructuring costs and impairments related to M6 product lines, acquisition-related fair value adjustments, gains and/or losses on investments, litigation and investigation charges, succession charges, and refunds associated with the employee retention credit established by the Coronavirus Aid, Relief, and Economic Security Act.

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

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(U.S. Dollars, in thousands)	Global Spine	Global Orthopedics	Total	Global Spine	Global Orthopedics	Total
Segment revenues	$169,824	$33,297	$203,121	$333,660	$63,107	$396,767
Less:
Non-GAAP Cost of sales	42,811	12,266	55,077	87,398	24,137	111,535
Non-GAAP Sales, general, and administrative	97,169	17,990	115,159	189,708	35,911	225,619
Non-GAAP Research and development	11,761	2,674	14,435	23,384	5,526	28,910
Other segment expenses (benefits)	2,464	6	2,470	6,907	(169)	6,738
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	10,814	2,124	12,938	19,686	4,756	24,442
Segment Adjusted EBITDA	$26,433	$2,485	$28,918	$45,949	$2,458	$48,407

Reconciling items:
Corporate operating expenses			8,273			16,331
Interest expense, net			3,950			8,456
Depreciation and amortization			16,871			51,302
Share-based compensation expense			7,824			14,293
Foreign exchange impact			(2,751)			(3,795)
SeaSpine merger-related costs			4,886			6,016
Restructuring costs and impairments related to M6 product lines			3,354			15,480
Strategic investments			353			3,867
Acquisition-related fair value adjustments			(763)			(1,373)
Interest and loss on investments			(31)			(31)
Litigation and investigation costs			4,029			7,071
Employee retention credit			(2,854)			(2,854)
Loss before income taxes			$(14,223)			$(66,356)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(U.S. Dollars, in thousands)	Global Spine	Global Orthopedics	Total	Global Spine	Global Orthopedics	Total
Segment Revenues	$168,034	$30,586	$198,620	$329,327	$57,901	$387,228
Less:
Non-GAAP Cost of sales	43,958	12,469	56,427	88,812	23,316	112,128
Non-GAAP Sales, general, and administrative	92,542	19,375	111,917	184,354	37,522	221,876
Non-GAAP Research and development	14,118	3,542	17,660	30,063	6,854	36,917
Other segment expenses (benefits)	(170)	36	(134)	(137)	(72)	(209)
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	10,102	5,015	15,117	21,343	8,406	29,749
Segment Adjusted EBITDA	$27,688	$179	$27,867	$47,578	$(1,313)	$46,265

Reconciling items:
Corporate operating expenses			11,234			21,967
Interest expense, net			4,943			9,501
Depreciation and amortization			14,032			28,894
Share-based compensation expense			9,959			18,759
Foreign exchange impact			851			2,439
SeaSpine merger-related costs			5,897			10,376
Strategic investments			311			431
Acquisition-related fair value adjustments			6,117			10,334
Interest and loss on investments			1,813			1,553
Litigation and investigation costs			(277)			1,983
Succession charges			5,346			7,556
Loss before income taxes			$(32,359)			$(67,528)

The following table presents depreciation and amortization by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Global Spine	$14,851	$11,044	$46,753	$22,973
Global Orthopedics	1,419	2,191	3,355	4,398
Corporate	601	797	1,194	1,523
Total	$16,871	$14,032	$51,302	$28,894

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Global Spine
U.S.	$161,850	$159,191	$314,553	$311,056
International	7,974	8,843	19,107	18,271
Total Global Spine	169,824	168,034	333,660	329,327

Global Orthopedics
U.S.	9,888	7,742	18,866	15,896
International	23,409	22,844	44,241	42,005
Total Global Orthopedics	33,297	30,586	63,107	57,901

Consolidated
U.S.	171,738	166,933	333,419	326,952
International	31,383	31,687	63,348	60,276
Net sales	$203,121	$198,620	$396,767	$387,228

The following data includes net sales by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
U.S.	$171,738	$166,933	$333,419	$326,952
Italy	5,646	5,257	10,699	10,259
France	3,184	3,510	5,809	6,026
United Kingdom	3,118	2,623	6,155	5,254
Germany	2,265	2,393	4,473	4,498
Brazil	988	1,708	2,123	3,236
Others	16,182	16,196	34,089	31,003
Net Sales	$203,121	$198,620	$396,767	$387,228

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
U.S.	$114,012	$125,541
Italy	10,085	9,472
Germany	1,794	1,904
Others	3,309	2,887
Total	$129,200	$139,804

11. Acquisition-related amortization, impairment, and remeasurement

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements. Components of acquisition-related amortization, impairment, and remeasurement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Amortization and impairment of acquired intangibles	$3,872	$4,318	$22,227	$8,544
Changes in fair value of contingent consideration	(763)	3,070	(1,373)	4,240
Total	$3,109	$7,388	$20,854	$12,784

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Cost of sales	$468	$514	$929	$1,090
Sales, general, and administrative	6,915	8,883	12,564	16,098
Research and development	441	562	800	1,571
Total	$7,824	$9,959	$14,293	$18,759

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Stock options	$1,594	$1,382	$2,463	$2,500
Market-based stock options	592	499	1,238	826
Time-based restricted stock awards and units	3,528	6,254	6,522	12,127
Market-based / performance-based restricted stock units	1,650	1,303	3,070	2,141
Stock purchase plan	460	521	1,000	1,165
Total	$7,824	$9,959	$14,293	$18,759

During the three months ended June 30, 2025, and 2024, the Company issued 0.4 million and 0.6 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During the six months ended June 30, 2025, and 2024, the Company issued 1.0 million and 0.9 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

13. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefited by the Company's U.S., Canadian and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company's overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and six months ended June 30, 2025. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended June 30, 2025, and 2024, the effective tax rate was 1.0% and (3.3%), respectively. For the six months ended June 30, 2025, and 2024, the effective tax rate was (1.2%) and (2.9%), respectively. The primary factors affecting the Company's effective tax rate for the three and six months ended June 30, 2025, were certain losses not benefited and tax amortization on certain acquired intangibles.

14. Earnings per share ("EPS")

For the three and six months ended June 30, 2025, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, In thousands)	2025	2024	2025	2024
Weighted average common shares-basic	39,501	38,020	39,317	37,787
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares-diluted	39,501	38,020	39,317	37,787

There were 8.7 million and 7.1 million weighted average outstanding options, time-based restricted stock awards and units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the three months ended June 30, 2025, and 2024, respectively, and 8.4 million and 6.9 million weighted average outstanding options, time-based restricted stock awards and units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the six months ended June 30, 2025, and 2024, respectively, because inclusion of these awards was anti-dilutive, or, for performance-based stock units and market-based stock units, all necessary conditions had not been satisfied by the end of the respective period.

15. Discontinuation of M6 product lines

In February 2025, the Company announced its plan to discontinue its M6-C artificial cervical disc and M6-L artificial lumbar disc product lines (together, the "M6 artificial discs" or "M6 product lines") in order to allocate associated resources and investment to more profitable growth opportunities. In accordance with ASC 205, Presentation of Financial Statements, the Company determined that the discontinuation of the M6 artificial disc does not represent a strategic shift that will have a major effect on its consolidated financial results. Therefore, any related financial results were not reported as discontinued operations. Although the M6 product lines did not meet the criteria to be considered a discontinued operation, these assets were determined to meet the criteria to be classified as held for sale as of March 31, 2025, as the Company expected to complete the sale of these assets before December 31, 2025.

During the second quarter of 2025, following several months of marketing and holding the M6 product lines for sale, the Company has determined that it is no longer probable that a sale of the M6 product lines will be completed within one year; therefore, the assets no longer qualify to be classified as held for sale. In accordance with this determination, all assets and liabilities associated with the M6 product lines have now been reclassified from held for sale to held and used. However, the Company has also fully impaired all assets associated with the M6 product lines as of June 30, 2025.

Financial results for the Company's M6 product lines continue to be presented within the Company's consolidated statements of operations and comprehensive loss. A summary of impairment charges recognized during the three and six months ended June 30, 2025, and the associated financial statement lines in which such costs are recognized is shown in the table below. All such changes are included within the Company's Global Spine reporting segment.

(Unaudited, U.S. Dollars, in thousands)	Financial Statement Line Item	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Inventory reserve charges	Cost of sales	$2,548	$11,251
Impairment of property, plant, and equipment	Operating expenses	608	6,834
Impairment of developed technology intangible asset	Acquisition-related amortization, impairment, and remeasurement	—	14,097
Loss on M6 inventories and long-lived assets held for sale		$3,156	$32,182

16. Subsequent events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred and returns the interest limitation rules under Internal Revenue Code Section 163(j) to be calculated on tax basis EBITDA as opposed to earnings before interest and taxes (EBIT). The Company expects these provisions to impact deferred tax assets with a corresponding change in the U.S. valuation allowance. The Company will continue to analyze the OBBBA and its impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Orthofix Medical Inc.'s (sometimes referred to as "we," "us" or "our") financial condition and results of operations should be read in conjunction with the discussion under the heading "Forward-Looking Statements" and our condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q.

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

Notable financial metrics in the second quarter of 2025 and recent achievements include the following:

•
Second quarter 2025 net sales of $203.1 million, including sales from our M6 artificial cervical and lumbar discs, and pro forma net sales of $200.7 million, excluding sales from our M6 discs, representing an increase of 2% on a reported basis and 4% on a pro forma constant currency basis compared to second quarter 2024
•
U.S. Spine Fixation net sales growth of 5% and procedure volume growth of 7% compared to second quarter 2024
•
Bone Growth Therapies ("BGT") net sales of $62.6 million, representing growth of 6%, with BGT Fracture net sales growth of 7% compared to second quarter 2024
•
Global Orthopedics net sales of $33.3 million, achieving constant currency growth of 5%, and U.S. Orthopedics net sales growth of 28% compared to second quarter 2024
•
Initiated global commercial launch of the TrueLok Elevate Transverse Bone Transport ("TBT") System – the first FDA-cleared device for TBT to correct non-unions and bony or soft tissue deformities or defects
•
Announced U.S. commercial launch of the Reef L Interbody System – completes Reef interbody product family with a full-spectrum solution for lateral lumbar spinal fusion procedures
•
Second quarter 2025 net loss of $(14.1) million on a reported basis; Non-GAAP pro forma adjusted EBITDA of $20.6 million, with pro forma adjusted EBITDA margin expanding approximately 190 basis points compared to reported non-GAAP adjusted EBITDA for the second quarter 2024
•
Six consecutive quarters of adjusted EBITDA margin expansion; positive free cash flow of $4.5 million for second quarter 2025

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025 (%)	2024 (%)	2025 (%)	2024 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	31.3	32.2	34.2	32.3
Gross profit	68.7	67.8	65.8	67.7
Sales, general, and administrative	67.3	67.5	67.9	68.7
Research and development	7.8	9.1	9.0	9.7
Acquisition-related amortization, impairment, and remeasurement	1.5	3.7	5.3	3.3
Operating loss	(7.9)	(12.5)	(16.4)	(14.0)
Net loss	(6.9)	(16.8)	(16.9)	(17.9)

Net Sales by Product Category and Reporting Segment

Our operations are managed through two reporting segments: Global Spine and Global Orthopedics. The following table provides net sales by product category by reporting segment:

	Three Months Ended June 30,
(Unaudited, U.S. Dollars, in millions)	2025	2024	Change	Constant Currency Change
Bone Growth Therapies	$62.6	$59.1	5.8%	5.8%
Spinal Implants, Biologics and Enabling Technologies*	104.8	103.1	1.6%	1.6%
Global Spine*	167.4	162.2	3.2%	3.2%
Global Orthopedics	33.3	30.6	8.9%	5.3%
Pro forma net sales*	200.7	192.8	4.1%	3.5%
Impact from discontinuation of M6 product lines	2.5	5.8	(57.5%)	(57.8%)
Reported net sales	$203.1	$198.6	2.3%	1.7%

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in millions)	2025	2024	Change	Constant Currency Change
Bone Growth Therapies	$117.6	$111.6	5.4%	5.4%
Spinal Implants, Biologics and Enabling Technologies*	209.1	205.4	1.8%	1.8%
Global Spine*	326.7	317.0	3.1%	3.1%
Global Orthopedics	63.1	57.9	9.0%	8.2%
Pro forma net sales*	389.8	374.9	4.0%	3.9%
Impact from discontinuation of M6 product lines	6.9	12.3	(44.0%)	(43.9%)
Reported net sales	$396.7	$387.2	2.5%	2.4%

* Results above for each of Spinal Implants, Biologics, and Enabling Technologies; Global Spine; and pro forma net sales exclude the impact of the Company's discontinuation of its M6 product lines. As pro forma net sales represent a Non-GAAP measure, see the reconciliation above of the Company's pro forma net sales to its reported figures under U.S. GAAP. The Company's reported figures under U.S. GAAP represent each of the pro forma line items discussed above plus the impact from discontinuation of the M6 product lines shown above.

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

Three months ended June 30, 2025 compared to 2024

Net sales of $169.8 million, an increase of $1.8 million or 1.1%

•
Bone Growth Therapies net sales increased $3.4 million, or 5.8%, largely driven by (i) favorable changes in average sales prices, (ii) increase in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets, and (iii) continued share growth of AccelStim

•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $1.7 million, or 1.6%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants, which saw growth in its cervical and thoracolumbar franchises; growth in these areas were partially offset by a decline in Biologics net sales
•
Net sales from the M6 product lines decreased $3.3 million, or 57.6%, as a result of the announcement and discontinuation of the product lines to focus resources and investment in more profitable growth opportunities

Six months ended June 30, 2025 compared to 2024

Net sales of $333.7 million, an increase of $4.3 million or 1.3%

•
Bone Growth Therapies net sales increased $6.0 million, or 5.4%, largely driven by (i) favorable changes in average sales prices, (ii) increase in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets, and (iii) continued share growth of AccelStim
•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $3.7 million, or 1.8%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants, which saw growth in each of cervical, interbody, thoracolumbar, and spine fixation franchises; growth in these areas were partially offset by a decline in Biologics net sales
•
Net sales from the M6 product lines decreased $5.4 million, or 44.0%, as a result of the announcement and discontinuation of the product lines to focus resources and investment in more profitable growth opportunities

Global Orthopedics

Global Orthopedics offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. Global Orthopedics sells its products through a global network of distributors and sales representatives to hospitals, healthcare organizations, and healthcare providers.

Three months ended June 30, 2025 compared to 2024

Net sales of $33.3 million, an increase of $2.7 million or 8.9% on a reported basis and 5.3% on a constant currency basis

•
U.S. growth of $2.1 million, or 27.7%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from growth within our TrueLok and Fitbone product lines
•
International sales decreased $0.5 million, or 2.2% on a constant currency basis, primarily driven by large orders made by non-governmental organizations in the prior year partially offset by growth within our TrueLok and Fitbone product lines in Europe
•
Increase of $1.1 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in the quarter

Six months ended June 30, 2025 compared to 2024

Net sales of $63.1 million, an increase of $5.2 million or 9.0% on a reported basis and 8.2% on a constant currency basis

•
U.S. growth of $3.0 million, or 18.7%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from growth within our TrueLok, Fitbone, and OSCAR PRO product lines
•
International growth of $1.8 million, or 4.3% on a constant currency basis, primarily driven by recent product launches in Europe and timing of certain tender offers and stocking distributor orders
•
Increase of $0.4 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in the quarter

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Net sales	$203,121	$198,620	2.3%	$396,767	$387,228	2.5%
Cost of sales	63,588	63,871	(0.4%)	135,615	125,237	8.3%
Gross profit	$139,533	$134,749	3.6%	$261,152	$261,991	(0.3%)
Gross margin	68.7%	67.8%	0.9%	65.8%	67.7%	-1.8%

Three months ended June 30, 2025 compared to 2024

Gross profit increased $4.8 million

•
Increase in gross profit of $3.0 million driven by a reduction of amortization of the inventory fair value step-up recognized in the merger with SeaSpine Holdings Corporation (the "SeaSpine Merger"), which were amortized over the expected sales cycles of the acquired inventory and concluded in December 2024
•
Increase in gross profit also driven by net sales growth across all principal product categories and from reduced headcount and overhead costs as a result of our decision to discontinue the M6 product lines
•
Partially offset by an increase in inventory reserve expenses of $2.8 million, primarily driven by our decision to discontinue the M6 product lines in order to focus resources and investments on more profitable growth opportunities

Six months ended June 30, 2025 compared to 2024

Gross profit decreased $0.8 million

•
Decrease in gross profit of $11.6 million resulting from an increase in inventory reserve expenses, primarily driven by our decision to discontinue the M6 product lines in order to focus resources and investments on more profitable growth opportunities
•
Partially offset by increase in gross profit of $6.1 million driven by a reduction of amortization of the inventory fair value step-up recognized in the SeaSpine Merger, which were amortized over the expected sales cycles of the acquired inventory and concluded in December 2024
•
Further offset by an increase in gross profit driven by net sales growth across all principal product categories

Sales, General, and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Sales, general, and administrative	$136,493	$134,218	1.7%	$269,474	$265,909	1.3%
As a percentage of net sales	67.2%	67.6%	(0.4%)	67.9%	68.7%	(0.8%)

Three months ended June 30, 2025 compared to 2024

Sales, general, and administrative expense increased $2.3 million

•
Increase of approximately $4.0 million in compensation related costs, including variable compensation, due to the increase in net sales and from increased headcount
•
Increase of $3.9 million associated with certain legal matters, including our ongoing arbitration claims with former executives and the related securities class action complaints
•
Partially offset by a decrease of $5.3 million in succession charges as a result of changes made in our executive leadership positions in the prior year

Six months ended June 30, 2025 compared to 2024

Sales, general, and administrative expense increased $3.6 million

•
Increase of $7.4 million related to impairments on certain assets and losses incurred as a result of our decision to discontinue the M6 product lines

•
Increase of $4.6 million associated with certain legal matters, including our ongoing arbitration claims with former executives and the related securities class action complaints
•
Partially offset by a decrease of $6.1 million in succession charges as a result of changes made in our executive leadership positions in the prior year
•
Partially offset by a decrease of $2.3 million in integration-related costs, mostly stemming from severance expenses and professional fees incurred in the prior year

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Research and development	$15,934	$18,049	(11.7%)	$35,700	$37,541	(4.9%)
As a percentage of net sales	7.8%	9.1%	(1.3%)	9.0%	9.7%	(0.7%)

Three months ended June 30, 2025 compared to 2024

Research and development expense decreased $2.1 million

•
Primarily due to synergies achieved of around $2.5 million in comparison to the second quarter of 2024 as a result of our recent restructuring activities, mostly related to headcount, professional fees, and reduced spend for clinical studies as a result of our decision to discontinue the M6 product lines
•
Partially offset by an increase in legal settlement expenses of $0.5 million

Six months ended June 30, 2025 compared to 2024

Research and development expense decreased $1.8 million

•
Primarily due to synergies achieved of around $6.0 million in comparison to 2024 as a result of our recent restructuring activities, mostly related to headcount, professional fees, and reduced spend for clinical studies as a result of our decision to discontinue the M6 product lines
•
Further driven by a reduction of $0.7 million in costs to comply with the European Union Medical Device Regulations
•
Partially offset by $3.7 million related to the impairments associated with our discontinuation of the M6 product lines and other organizational restructuring activities
•
Partially offset by an increase in legal settlement expenses of $0.5 million

Acquisition-related Amortization, Impairment, and Remeasurement

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Acquisition-related amortization, impairment, and remeasurement	$3,109	$7,388	(57.9%)	$20,854	$12,784	63.1%
As a percentage of net sales	1.5%	3.7%	(2.2%)	5.3%	3.2%	2.1%

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended June 30, 2025 compared to 2024

Acquisition-related amortization, impairment, and remeasurement decreased $4.3 million

•
Decrease of $3.8 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the SeaSpine Merger
•
Decrease of $0.4 million in amortization expense of acquired intangibles, primarily as a result of our decision in the first quarter of 2025 to discontinue the M6 product lines and other product portfolio decisions

Six months ended June 30, 2025 compared to 2024

Acquisition-related amortization, impairment, and remeasurement increased $8.1 million

•
Increase of $13.7 million in amortization and impairment expense of acquired intangibles, primarily associated with the impairment of certain acquired intangible assets as a result of the discontinuation of the M6 product lines and other product portfolio decisions
•
Partially offset by a decrease of $5.6 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the SeaSpine Merger

Non-operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Interest expense, net	$(3,950)	$(4,943)	(20.1%)	$(8,456)	$(9,501)	(11.0%)
Other income/(expense), net	5,730	(2,510)	(328.3%)	6,976	(3,784)	(284.4%)

Three months ended June 30, 2025 compared to 2024

Interest expense, net decreased $1.0 million

•
Favorable change of $0.8 million associated with interest earned associated with certain Employee Retention Credit refunds received during the second quarter of 2025
•
Favorable change of $0.3 million attributable to a decrease in interest expense resulting from the amortization of debt issuance costs

Other income (expense), net increased $8.2 million

•
Favorable change of $3.6 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $2.7 million in the second quarter of 2025 compared to a loss of $0.9 million in the second quarter of 2024
•
Increase of $2.8 million associated with the receipt of Employee Retention Credit refunds received during the second quarter of 2025
•
Increase of $1.4 million associated with the impairment of certain investments measured at fair value in the prior year

Six months ended June 30, 2025 compared to 2024

Interest expense, net decreased $1.0 million

•
Favorable change of $0.8 million associated with interest earned associated with certain Employee Retention Credit refunds received during the second quarter of 2025
•
Favorable change of $0.7 million attributable to a decrease in interest expense resulting from the amortization of debt issuance costs
•
Partially offset by a decrease of $0.3 million of interest income as a result of the conversion of our former convertible loan with Neo Medical into preferred equity securities in the second quarter of 2024

Other income (expense), net increased $10.8 million

•
Favorable change of $6.2 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $3.8 million in 2025 compared to a loss of $2.4 million in 2024
•
Increase of $2.8 million associated with the receipt of Employee Retention Credit refunds received during the second quarter of 2025
•
Increase of $1.4 million associated with the impairment of certain investments measured at fair value in the prior year

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Income tax (benefit) expense	$(142)	$1,084	(113.1%)	$819	$1,935	(57.7%)
Effective tax rate	1.0%	(3.3%)	4.3%	(1.2%)	(2.9%)	1.7%

Three months ended June 30, 2025 compared to 2024

•
The decrease in tax expense compared to the prior year period is primarily due to decreased tax on foreign operations and tax benefit related to certain long-lived intangible assets
•
The primary factor affecting our tax expense for the second quarter of 2025 compared to the prior year period was tax amortization on certain acquired intangibles and financial statement losses not benefitted

Six months ended June 30, 2025 compared to 2024

•
The decrease in tax expense compared to the prior year period is primarily due to decreased tax on foreign operations and tax benefit related to certain long-lived intangible assets
•
The primary factor affecting our tax expense for the second quarter of 2025 compared to the prior year period was tax amortization on certain acquired intangibles and financial statement losses not benefitted

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at June 30, 2025, totaled $68.7 million compared to $85.7 million at December 31, 2024. The following table presents the net change in cash, cash equivalents, and restricted cash for the six months ended June 30, 2025, and 2024, respectively:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Net cash used in operating activities	$(6,752)	$(9,611)	$2,859
Net cash used in investing activities	(13,833)	(20,583)	6,750
Net cash provided by financing activities	1,989	21,678	(19,689)
Effect of exchange rate changes on cash	1,547	(375)	1,922
Net change in cash and cash equivalents	$(17,049)	$(8,891)	$(8,158)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Net cash used in operating activities	$(6,752)	$(9,611)	$2,859
Capital expenditures	(13,845)	(20,533)	6,688
Free cash flow	$(20,597)	$(30,144)	$9,547

Operating Activities

Cash flows from operating activities increased $2.9 million

•
Favorable change in net loss of $2.3 million
•
Favorable change of $6.9 million associated with non-cash gains and losses, such as depreciation and amortization, inventory reserve expenses, the amortization of the inventory fair value step-up recognized in the SeaSpine Merger, remeasurement of contingent consideration obligations, and share-based compensation expense
•
Unfavorable change of $6.3 million relating to changes in working capital accounts, primarily attributable to changes in other current assets and accounts receivable

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 58 days at June 30, 2025, compared to 57 days at June 30, 2024 (calculated using second quarter net sales and ending accounts receivable). Inventory turns improved to 1.5 times as of June 30, 2025 compared to 1.2 times as of June 30, 2024 (calculated using trailing twelve-month cost of goods sold and ending net inventories).

Investing Activities

Cash flows used in investing activities decreased $6.8 million

•
Decrease in spend of $6.7 million in capital expenditures

Financing Activities

Cash flows from financing activities decreased $19.7 million

•
Decrease of $25.0 million associated with net borrowing activities related to our credit facilities
•
Partially offset by an increase of $3.5 million in net proceeds from the issuance of common shares
•
Further offset by a favorable change of $1.9 million in debt issuance costs associated with our credit facilities

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

The Credit Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times and to maintain a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of June 30, 2025, we were in compliance with all required financial covenants.

As of June 30, 2025, we had $160.0 million of outstanding borrowings under the Credit Agreement related to the Initial Term Loan. We have not made any borrowings under the Delayed Draw Term Loans as of June 30, 2025.

As of June 30, 2025, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.5 million).

Other

For information regarding contingencies, see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Spine LLC ("Lattus") Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the SeaSpine Merger, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the contingent consideration arrangement as of June 30, 2025, was $14.0 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of June 30, 2025, we classified the remaining contingent consideration liability of $10.5 million and $3.5 million within other current liabilities and other long-term liabilities, respectively. For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

We have not made any repurchases of our common stock during the second quarter of 2025.

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

Item 6. Exhibits

10.1*†	Lease Agreement between Armada Drive Carlsbad LLC and Orthofix Medical Inc dated April 1, 2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1#	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Certain private and confidential portions of this exhibit that are not material were omitted by means of redacting a portion of the text and replacing it with a bracketed asterisk.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: August 5, 2025	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: August 5, 2025	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer