Form 10-Q
period 2025-09-30
Orthofix Medical Inc.
filed 2025-11-04
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, 39,599,659 shares of common stock were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,860	$83,238
Restricted cash	3,086	2,500
Accounts receivable, net of allowances of $9,413 and $7,418, respectively	130,808	134,713
Inventories	174,042	189,452
Prepaid expenses and other current assets	23,374	23,382
Total current assets	394,170	433,285
Property, plant, and equipment, net	130,017	139,804
Intangible assets, net	75,641	98,803
Goodwill	194,934	194,934
Other long-term assets	37,848	26,468
Total assets	$832,610	$893,294

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$50,459	$48,803
Current portion of finance lease liability	814	755
Other current liabilities	108,574	119,070
Total current liabilities	159,847	168,628
Long-term debt	157,219	157,015
Long-term portion of finance lease liability	17,240	17,835
Other long-term liabilities	55,818	46,692
Total liabilities	390,124	390,170
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 39,519 and 38,486 issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	3,952	3,849
Additional paid-in capital	804,011	779,718
Accumulated deficit	(366,111)	(276,141)
Accumulated other comprehensive income (loss)	634	(4,302)
Total shareholders’ equity	442,486	503,124
Total liabilities and shareholders’ equity	$832,610	$893,294

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2025	2024	2025	2024
Net sales	$205,634	$196,606	$602,401	$583,834
Cost of sales	57,111	61,553	192,726	186,790
Gross profit	148,523	135,053	409,675	397,044
Sales, general, and administrative	148,102	130,137	417,576	396,046
Research and development	14,774	17,294	50,474	54,835
Acquisition-related amortization, impairment, and remeasurement (Note 11)	2,693	6,521	23,547	19,305
Operating loss	(17,046)	(18,899)	(81,922)	(73,142)
Interest expense, net	(4,681)	(5,210)	(13,137)	(14,711)
Other (expense) income, net	(535)	(2,528)	6,441	(6,312)
Loss before income taxes	(22,262)	(26,637)	(88,618)	(94,165)
Income tax expense	(533)	(751)	(1,352)	(2,686)
Net loss	$(22,795)	$(27,388)	$(89,970)	$(96,851)

Net loss per common share:
Basic	$(0.57)	$(0.71)	$(2.28)	$(2.55)
Diluted	(0.57)	(0.71)	(2.28)	(2.55)
Weighted average number of common shares:
Basic	39,766	38,488	39,468	37,941
Diluted	39,766	38,488	39,468	37,941

Other comprehensive (loss) income, before tax
Unrealized gain on debt securities	—	—	—	1,671
Reclassification adjustment for historical unrealized gain on debt security	—	—	—	(1,671)
Currency translation adjustment	(274)	1,829	4,936	391
Other comprehensive (loss) income, before tax	(274)	1,829	4,936	391
Income tax expense related to other comprehensive (loss) income	—	—	—	—
Other comprehensive (loss) income, net of tax	(274)	1,829	4,936	391
Comprehensive loss	$(23,069)	$(25,559)	$(85,034)	$(96,460)

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2024	38,486	$3,849	$779,718	$(276,141)	$(4,302)	$503,124
Net loss	—	—	—	(53,094)	—	(53,094)
Other comprehensive income, net of tax	—	—	—	—	1,746	1,746
Share-based compensation expense	—	—	6,469	—	—	6,469
Common shares issued, net	610	61	(12)	—	—	49
At March 31, 2025	39,096	$3,910	$786,175	$(329,235)	$(2,556)	$458,294
Net loss	—	—	—	(14,081)	—	(14,081)
Other comprehensive income, net of tax	—	—	—	—	3,464	3,464
Share-based compensation expense	—	—	7,824	—	—	7,824
Common shares issued, net	387	38	2,808	—	—	2,846
At June 30, 2025	39,483	$3,948	$796,807	$(343,316)	$908	$458,347
Net loss	—	—	—	(22,795)	—	(22,795)
Other comprehensive loss, net of tax	—	—	—	—	(274)	(274)
Share-based compensation expense	—	—	7,181	—	—	7,181
Common shares issued, net	36	4	23	—	—	27
At September 30, 2025	39,519	$3,952	$804,011	$(366,111)	$634	$442,486

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2023	37,165	$3,717	$746,450	$(150,144)	(1,293)	$598,730
Net loss	—	—	—	(36,020)	—	(36,020)
Other comprehensive income, net of tax	—	—	—	—	633	633
Share-based compensation expense	—	—	8,800	—	—	8,800
Common shares issued, net	245	24	(1,852)	—	—	(1,828)
At March 31, 2024	37,410	$3,741	$753,398	$(186,164)	$(660)	$570,315
Net loss	—	—	—	(33,443)	—	(33,443)
Other comprehensive loss, net of tax	—	—	—	—	(2,071)	(2,071)
Share-based compensation expense	—	—	9,959	—	—	9,959
Common shares issued, net	629	63	1,181	—	—	1,244
At June 30, 2024	38,039	$3,804	$764,538	$(219,607)	$(2,731)	$546,004
Net loss	—	—	—	(27,388)	—	(27,388)
Other comprehensive income, net of tax	—	—	—	—	1,829	1,829
Share-based compensation expense	—	—	6,531	—	—	6,531
Common shares issued, net	170	17	(1,069)	—	—	(1,052)
At September 30, 2024	38,209	$3,821	$770,000	$(246,995)	$(902)	$525,924

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(89,970)	$(96,851)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, amortization, and impairment	64,243	44,067
Inventory reserve expenses	27,776	19,347
Amortization of inventory fair value step-up	—	9,141
Amortization of operating lease assets, debt costs, and other assets	3,959	4,601
Provision for expected credit losses	2,466	2,059
Deferred income taxes	333	1,505
Share-based compensation expense	21,474	25,290
Loss on disposal of fixed assets	861	2,853
Change in valuation of investment securities	(41)	7,121
Change in fair value of contingent consideration	(1,800)	6,210
Other	1,127	3,288
Changes in operating assets and liabilities
Accounts receivable	3,131	1,301
Inventories	(9,469)	(9,820)
Prepaid expenses and other current assets	797	1,410
Accounts payable	(5,656)	(11,374)
Other current liabilities	(9,052)	(2,870)
Contingent consideration milestone payment	(1,340)	—
Other long-term assets and liabilities	(3,189)	(5,218)
Net cash provided by operating activities	5,650	2,060
Cash flows from investing activities
Capital expenditures	(23,749)	(26,345)
Other investing activities	22	(100)
Net cash used in investing activities	(23,727)	(26,445)
Cash flows from financing activities
Proceeds from issuance of common shares	3,090	3,311
Payments related to tax withholdings for share-based compensation	(168)	(4,947)
Payments related to finance lease obligation	(564)	(525)
Proceeds from credit facility	—	40,000
Repayment of borrowings from credit facility	—	(15,000)
Contingent consideration milestone payment	(4,990)	(1,000)
Payment of debt issuance costs and other financing activities	(531)	(2,617)
Net cash provided by (used in) financing activities	(3,163)	19,222
Effect of exchange rate changes on cash	1,448	(40)
Net change in cash and cash equivalents	(19,792)	(5,203)
Cash, cash equivalents, and restricted cash at the beginning of period	85,738	37,757
Cash, cash equivalents, and restricted cash at the end of period	$65,946	$32,554

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$62,860	$30,054
Restricted cash	3,086	2,500
Cash, cash equivalents, and restricted cash at the end of period	$65,946	$32,554

Noncash investing activities - Accrued purchases of capital expenditures	$12,923	$7,261
Noncash investing activities - Purchase of intangible assets	40	—

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and basis of presentation

Description of the Business

Orthofix Medical Inc. (the "Company" or "Orthofix") is a global medical technology company headquartered in Lewisville, Texas. By providing medical technologies that heal musculoskeletal pathologies, Orthofix delivers exceptional experiences and life-changing solutions to patients around the world. Orthofix offers a comprehensive portfolio of spinal hardware, bone growth therapies, specialized orthopedic solutions, biologics, and enabling technologies, including the 7D FLASH navigation system.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2024 Form 10-K. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2025.

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
Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)

Introduces a practical expedient related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments are to be applied prospectively.

		January 1, 2026	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

Aligns the accounting for internal-use software with how software is developed to increase the operability of the recognition and capitalization of internal-use software costs in accordance with Subtopic 350-40. The guidance will be applied prospectively to new software costs incurred as of the beginning of the adoptions period for all projects, including in-process projects.

		January 1, 2028	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

Other recently issued ASUs, excluding those ASUs which have already been disclosed as adopted or described above, were assessed and determined not applicable, or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
Raw materials	$24,782	$27,180
Work-in-process	60,968	56,920
Finished products	88,292	105,352
Inventories	$174,042	$189,452

4. Leases

A summary of the Company's lease portfolio as of September 30, 2025, and December 31, 2024, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	September 30, 2025	December 31, 2024
		(Unaudited)
Assets
Operating leases	Other long-term assets	$23,961	$17,238
Finance leases	Property, plant, and equipment, net	14,655	15,386
Total lease assets		$38,616	$32,624

Liabilities
Current
Operating leases	Other current liabilities	$3,155	$4,023
Finance leases	Current portion of finance lease liability	814	755
Long-term
Operating leases	Other long-term liabilities	26,054	14,084
Finance leases	Long-term portion of finance lease liability	17,240	17,835
Total lease liabilities		$47,263	$36,697

Supplemental cash flow information related to leases was as follows:

(Unaudited, U.S. Dollars, in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,595	$6,596
Operating cash flows from finance leases	602	624
Financing cash flows from finance leases	564	525
ROU assets obtained in exchange for lease obligations
Operating leases	12,192	1,067
Finance leases	28	55

5. Long-term debt

The carrying values of the Company's outstanding debt obligations as of September 30, 2025, and December 31, 2024, were as follows:

(U.S. Dollars, in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
Outstanding Term Loans
Principal amount	$160,000	$160,000
Unamortized original debt discount	(1,961)	(2,327)
Unamortized debt issuance costs and lenders fees	(820)	(658)
Total indebtedness from outstanding term loans	$157,219	$157,015

Revolving Credit Facilities
Principal amount outstanding	$—	$—
Total indebtedness outstanding	$157,219	$157,015

Current portion of long-term debt	$—	$—
Long-term debt	157,219	157,015
Total indebtedness outstanding	$157,219	$157,015

On November 7, 2024, the Company, as borrower, and its U.S. subsidiaries entered into a $275.0 million secured credit agreement (the "Credit Agreement") with Oxford Finance LLC, as administrative agent and as collateral agent ("Oxford") and certain lenders party thereto, including Oxford, K2 HealthVentures LLC, and HSBC Ventures USA Inc. The Credit Agreement contains financial covenants requiring the Company to maintain (i) a minimum level of liquidity at all times and (ii) a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. [As of September 30, 2025, the Company was in compliance with all required financial covenants.]

As of September 30, 2025, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.5 million).

6. Fair value measurements and investments

The fair value measurements of the Company's financial assets and liabilities measured on a recurring basis were as follows:

	September 30, 2025				December 31, 2024
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
				(Unaudited)
Assets
Neo Medical convertible loan agreement	$—	$—	$—	$—	$—
Neo Medical preferred equity securities	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Liabilities
Lattus contingent consideration	$—	$—	$(7,270)	$(7,270)	$(15,400)
Deferred compensation plan	—	(1,598)	—	(1,598)	(1,703)
Total	$—	$(1,598)	$(7,270)	$(8,868)	$(17,103)

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

The table below presents a reconciliation of the beginning and ending balances of the Company's investment in Neo Medical preferred equity securities:

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Fair value of Neo Medical preferred equity securities at January 1	$—	$4,951
Conversion of loan into preferred equity securities	—	8,224
Unrealized loss recognized in other expense, net	—	(5,372)
Fair value of Neo Medical preferred equity securities at September 30	$—	$7,803
Cumulative unrealized loss on Neo Medical preferred equity securities	$—	$(6,092)

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, which was measured at fair value using significant unobservable inputs:

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Fair value of Neo Medical Convertible Loan at January 1	$—	$6,760
Gain recognized in other comprehensive income	—	1,671
Interest recognized in interest income, net	—	162
Foreign currency remeasurement recognized in other expense, net	—	(602)
Expected credit loss recognized in other income, net	—	260
Conversion into preferred equity securities	—	(8,224)
Realized foreign currency loss recognized in other expense, net	—	(27)
Fair value of Neo Medical Convertible Loan at September 30	$—	$—

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

(Unaudited, U.S. Dollars, in thousands)	2025	2024
Lattus Contingent Consideration estimated fair value at January 1	$15,400	$8,500
Change in fair value recognized in acquisition-related amortization, impairment, and remeasurement	(1,800)	6,210
Installment payment	(6,330)	—
Lattus Contingent Consideration estimated fair value at September 30	$7,270	$14,710

The estimated fair value of the Lattus Contingent Consideration as of September 30, 2025, was $7.3 million; however, the actual amount ultimately paid could be higher or lower. As of September 30, 2025, the Company classified the remaining Lattus Contingent Consideration liability of $4.0 million and $3.3 million within other current liabilities and other long-term liabilities, respectively.

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of September 30, 2025:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of September 30, 2025	Unobservable inputs	Estimate
Lattus Contingent Consideration	$7,270	Counterparty discount rates	10.9% - 11.1%
		Revenue risk-adjusted discount rates	6.2% - 6.5%

7. Commitments and Contingencies

Arbitration claims with former executives

In September 2023, the Company's Board of Directors (the “Board“) terminated the employment of Keith Valentine, John Bostjancic, and Patrick Keran, who had served respectively as the Company’s President and Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer (collectively, the “Former Executives”). The Board’s decision followed an investigation conducted by independent outside legal counsel and directed and overseen by a committee of certain of the Company’s independent directors. At the time of termination, the Company notified each of the Former Executives that their respective terminations of employment were being made for “Cause,” as such term is defined in applicable employment-related agreements (including each executive’s respective Change in Control and Severance Agreement, dated June 19, 2023 (the “CIC and Severance Agreements”). The Former Executives subsequently made claims against the Company in arbitration in the State of California, asserting breach of contract because each of them was entitled to the severance payments and other equity-based rights that would be owed to them if their respective termination had been made “without Cause” under the CIC and Severance Agreements, and further asserting damages for purported defamation, false light invasion of privacy, and deceit, as well as indemnification and advancement for attorneys’ fees.

An arbitration hearing in Mr. Valentine’s arbitration process took place in October 2025. In addition, on October 2, 2025, the arbitrator in Mr. Valentine’s matter issued a preliminary order finding that, under applicable California law and the terms of Mr. Valentine’s CIC and Severance Agreement, (i) Mr. Valentine’s conduct prior to his entry into such agreement on June 19, 2023 cannot be considered for purposes of determining whether “Cause” existed under the agreement, and (ii) his conduct subsequent to that date did not amount to “Cause”. Therefore, the Company expects the arbitrator’s final ruling in the matter to determine that Mr. Valentine’s termination should have been made “without Cause” under such agreement, and award damages for Mr. Valentine’s breach of contract claim. The arbitrations for Messrs. Bostjancic and Keran remain pending.

The Company continues to disagree with the legal claims asserted by the Former Executives in the respective arbitration matters and is vigorously defending them. While certain legal issues remain pending in Mr. Valentine’s matter with respect to whether certain severance and equity-based rights are owed, and how much interest has accrued, the Company has recorded an accounting accrual in the amount of $18.3 million, reflecting the Company’s current estimate of the value of severance and equity-based rights that would be owed to each of the Former Executives in a “without Cause” termination if they were each determined to be entitled to severance and equity-based rights, plus pre-judgment interest. The Company has not recorded any accounting accrual at this time in connection with the portion of the Former Executives’ claims relating to purported defamation, false light invasion of privacy, and deceit, and the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from those claims. The Company expects a final order from the arbitrator with respect to Mr. Valentine’s matter in the first quarter of 2026. At this time, Messrs. Bostjancic and Keran’s arbitration hearings are currently expected to occur in 2026.

In addition to these arbitration claims, in September 2024 Messrs. Valentine, Bostjancic and Keran filed an action in California State Court against former director and interim CEO Catherine Burzik and current director Wayne Burris, seeking relief for, among other things, alleged defamation, false light invasion of privacy, intentional misrepresentation, false promise, and tortious interference with contract. The Company disagrees with the allegations contained in the action against Ms. Burzik and Mr. Burris and is vigorously defending the asserted claims. Due in part to the preliminary nature of the matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the action.

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

Commitments

As a result of the SeaSpine Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase, provided that the distributor meets the required conditions of such purchase option. Under certain of these agreements, the purchase price would be paid in shares of the Company's common stock, whereas for others, the purchase price can be paid in cash or shares, at the Company's option. Based on the closing price of the Company's common stock as of September 30, 2025, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 0.3 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor with respect to the conditions of a potential acquisition, the consummation of which may be deferred to a future date.

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

The Company accounts for the estimated cost of the IMDP as sales, general, and administrative expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded expenses of $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, and expenses of $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company has accrued $10.3 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities.

8. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income (loss) were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(4,074)	$(228)	$(4,302)
Other comprehensive income	4,936	—	4,936
Income taxes	—	—	—
Balance at September 30, 2025	$862	$(228)	$634

9. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Orthopedics. Within the Global Spine reporting segment, there are two product categories: (i) Bone Growth Therapies, and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The tables below present net sales by product category by reporting segment:

	Three Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Bone Growth Therapies	$61,211	$57,925	5.7%
Spinal Implants, Biologics, and Enabling Technologies	110,852	108,179	2.5%
Global Spine	172,063	166,104	3.6%
Global Orthopedics	33,571	30,502	10.1%
Net sales	$205,634	$196,606	4.6%

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Bone Growth Therapies	$178,834	$169,537	5.5%
Spinal Implants, Biologics, and Enabling Technologies	326,889	325,894	0.3%
Global Spine	505,723	495,431	2.1%
Global Orthopedics	96,678	88,403	9.4%
Net sales	$602,401	$583,834	3.2%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Product sales	$193,813	$184,040	$566,841	$545,288
Marketing service fees	11,821	12,566	35,560	38,546
Net sales	$205,634	$196,606	$602,401	$583,834

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

Accounts receivable and related allowances

The following table provides a detail of changes in the Company's allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Allowance for expected credit losses beginning balance	$8,909	$8,368	$7,418	$7,130
Current period provision for expected credit losses	629	486	2,466	2,059
Write-offs charged against the allowance and other	(112)	(1,118)	(870)	(1,321)
Effect of changes in foreign exchange rates	(13)	142	399	10
Allowance for expected credit losses ending balance	$9,413	$7,878	$9,413	$7,878

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

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(U.S. Dollars, in thousands)	Global Spine	Global Orthopedics	Total	Global Spine	Global Orthopedics	Total
Segment revenues	$172,063	$33,571	$205,634	$505,723	$96,678	$602,401
Less:
Non-GAAP Cost of sales	44,016	12,611	56,627	131,414	36,748	168,162
Non-GAAP Sales, general, and administrative	93,288	20,379	113,667	282,995	56,290	339,285
Non-GAAP Research and development	11,051	2,764	13,815	34,436	8,290	42,726
Other segment expenses (benefits)	2,223	(37)	2,186	9,130	(206)	8,924
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	9,157	4,037	13,194	28,843	8,793	37,636
Segment Adjusted EBITDA	$30,642	$1,891	$32,533	$76,591	$4,349	$80,940

Reconciling items:
Corporate operating expenses			7,951			24,283
Interest expense, net			4,681			13,137
Depreciation and amortization			12,941			64,243
Share-based compensation expense			7,181			21,474
Foreign exchange impact			571			(3,224)
SeaSpine merger-related costs			126			6,142
Restructuring costs and impairments related to M6 product lines			6			15,485
Strategic investments			227			4,094
Acquisition-related fair value adjustments			(427)			(1,800)
Interest and loss on investments			(10)			(41)
Litigation and investigation costs			21,548			28,619
Employee retention credit			—			(2,854)
Loss before income taxes			$(22,262)			$(88,618)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(U.S. Dollars, in thousands)	Global Spine	Global Orthopedics	Total	Global Spine	Global Orthopedics	Total
Segment Revenues	$166,104	$30,502	$196,606	$495,431	$88,403	$583,834
Less:
Non-GAAP Cost of sales	46,140	10,429	56,569	134,952	33,744	168,696
Non-GAAP Sales, general, and administrative	89,052	16,598	105,650	273,406	54,120	327,526
Non-GAAP Research and development	14,042	3,088	17,130	44,106	9,943	54,049
Other segment expenses (benefits)	98	38	136	(39)	(34)	(73)
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	10,024	2,921	12,945	31,367	11,328	42,695
Segment Adjusted EBITDA	$26,796	$3,270	$30,066	$74,373	$1,958	$76,331

Reconciling items:
Corporate operating expenses			10,886			32,853
Interest expense, net			5,210			14,711
Depreciation and amortization			15,173			44,067
Share-based compensation expense			6,531			25,290
Foreign exchange impact			(1,176)			1,263
SeaSpine merger-related costs			2,616			12,992
Strategic investments			39			470
Acquisition-related fair value adjustments			5,017			15,351
Interest and loss on investments			3,567			5,120
Litigation and investigation costs			8,335			10,318
Succession charges			505			8,061
Loss before income taxes			$(26,637)			$(94,165)

The following table presents depreciation and amortization by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Global Spine	$9,372	$11,512	$56,125	$34,484
Global Orthopedics	2,986	2,964	6,341	7,363
Corporate	583	697	1,777	2,220
Total	$12,941	$15,173	$64,243	$44,067

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Global Spine
U.S.	$160,143	$158,036	$474,696	$469,092
International	11,920	8,068	31,027	26,339
Total Global Spine	172,063	166,104	505,723	495,431

Global Orthopedics
U.S.	10,198	8,604	29,064	24,500
International	23,373	21,898	67,614	63,903
Total Global Orthopedics	33,571	30,502	96,678	88,403

Consolidated
U.S.	170,341	166,640	503,760	493,592
International	35,293	29,966	98,641	90,242
Net sales	$205,634	$196,606	$602,401	$583,834

The following data includes net sales by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
U.S.	$170,341	$166,640	$503,760	$493,592
Italy	5,658	5,142	16,357	15,401
France	2,691	2,996	8,500	9,022
United Kingdom	3,645	2,937	9,800	8,191
Germany	2,311	2,165	6,784	6,663
Brazil	1,200	1,096	3,323	4,332
Others	19,788	15,630	53,877	46,633
Net Sales	$205,634	$196,606	$602,401	$583,834

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
U.S.	$114,879	$125,541
Italy	10,064	9,472
Germany	1,552	1,904
Others	3,522	2,887
Total	$130,017	$139,804

11. Acquisition-related amortization, impairment, and remeasurement

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements. Components of acquisition-related amortization, impairment, and remeasurement are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Amortization and impairment of acquired intangibles	$3,120	$4,551	$25,347	$13,095
Changes in fair value of contingent consideration	(427)	1,970	(1,800)	6,210
Total	$2,693	$6,521	$23,547	$19,305

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Cost of sales	$368	$486	$1,297	$1,576
Sales, general, and administrative	6,448	5,341	19,012	21,439
Research and development	365	704	1,165	2,275
Total	$7,181	$6,531	$21,474	$25,290

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	2025	2024
Stock options	$1,389	$836	$3,852	$3,336
Market-based stock options	447	631	1,685	1,457
Time-based restricted stock awards and units	3,371	3,163	9,893	15,290
Market-based / performance-based restricted stock units	1,585	1,398	4,655	3,539
Stock purchase plan	389	503	1,389	1,668
Total	$7,181	$6,531	$21,474	$25,290

During the three months ended September 30, 2025, and 2024, the Company issued fewer than 0.1 million and 0.2 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units. During each of the nine months ended September 30, 2025, and 2024, the Company issued 1.0 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock awards and units.

13. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to the impact of losses not benefited by the Company's U.S., Canadian and Italian operations, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company's overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three and nine months ended September 30, 2025. Due to the impact of temporary differences on the U.S. current tax liability without any deferred tax benefit, the actual effective rate may vary in future quarters.

For the three months ended September 30, 2025, and 2024, the effective tax rate was (2.4%) and (2.8%), respectively. For the nine months ended September 30, 2025, and 2024, the effective tax rate was (1.5%) and (2.9%), respectively. The primary factors affecting the Company's effective tax rate for the three and nine months ended September 30, 2025, were certain losses not benefited and tax amortization on certain acquired intangibles.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred and returns the interest limitation rules under Internal Revenue Code (IRC) Section 163(j) to be calculated on tax basis EBITDA as opposed to earnings before interest and taxes (EBIT). The Company expects these provisions to impact deferred tax assets with a corresponding change in the U.S. valuation allowance. The Company will continue to analyze the OBBBA and its impact on its financial statements.

14. Earnings per share ("EPS")

For the three and nine months ended September 30, 2025, no adjustments were made to net income for purposes of calculating basic and diluted EPS under the treasury stock method. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, In thousands)	2025	2024	2025	2024
Weighted average common shares-basic	39,766	38,488	39,468	37,941
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares-diluted	39,766	38,488	39,468	37,941

There were 9.2 million and 7.2 million weighted average outstanding options, time-based restricted stock awards and units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the three months ended September 30, 2025, and 2024, respectively, and 8.6 million and 7.0 million weighted average outstanding options, time-based restricted stock awards and units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the nine months ended September 30, 2025, and 2024, respectively, because inclusion of these awards was anti-dilutive, or, for performance-based stock units and market-based stock units, all necessary conditions had not been satisfied by the end of the respective period.

15. Discontinuation of M6 product lines

In February 2025, the Company announced its plan to discontinue its M6-C artificial cervical disc and M6-L artificial lumbar disc product lines (together, the "M6 artificial discs" or "M6 product lines") in order to allocate associated resources and investment to more profitable growth opportunities. In accordance with ASC 205, Presentation of Financial Statements, the Company determined that the discontinuation of the M6 artificial disc did not represent a strategic shift that will have a major effect on its consolidated financial results. Therefore, any related financial results were not reported as discontinued operations. Although the M6 product lines did not meet the criteria to be considered a discontinued operation, these assets were determined to meet the criteria to be classified as held for sale as of March 31, 2025, as the Company expected to complete the sale of these assets before December 31, 2025.

During the second quarter of 2025, following several months of marketing and holding the M6 product lines for sale, the Company determined that it is no longer probable that a sale of the M6 product lines will be completed within one year; therefore, the assets no longer qualify to be classified as held for sale. In accordance with this determination, all assets and liabilities associated with the M6 product lines were reclassified from held for sale to held and used during the second quarter of 2025. However, the Company had also fully impaired all inventory and long-lived assets associated with the M6 product lines as of that date.

Financial results for the Company's M6 product lines continue to be presented within the Company's consolidated statements of operations and comprehensive loss. A summary of impairment charges recognized during the three and nine months ended September 30, 2025, and the associated financial statement lines in which such costs are recognized are shown in the table below. All such changes are included within the Company's Global Spine reporting segment.

(Unaudited, U.S. Dollars, in thousands)	Financial Statement Line Item	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Inventory reserve charges	Cost of sales	$—	$11,251
Impairment of property, plant, and equipment	Operating expenses	—	6,834
Impairment of developed technology intangible asset	Acquisition-related amortization, impairment, and remeasurement	—	14,097
Loss on M6 inventories and long-lived assets held for sale		$—	$32,182

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

Notable financial metrics in the third quarter of 2025 and recent achievements include the following:

•
Third quarter 2025 net sales of $205.6 million, including sales from our M6 artificial cervical and lumbar discs, and pro forma net sales of $203.4 million, excluding sales from our M6 discs, representing an increase of 5% on a reported basis and 6% on a pro forma constant currency basis compared to third quarter 2024
•
U.S. Spine Fixation net sales growth of 8% and procedure volume growth of 10% compared to third quarter 2024
•
Bone Growth Therapies ("BGT") net sales of $61.2 million, representing growth of 6% compared to third quarter 2024
•
Global Orthopedics net sales of $33.6 million, achieving constant currency growth of 6%, and U.S. Orthopedics net sales growth of 19% compared to third quarter 2024
•
Third quarter 2025 net loss of $(22.8) million on a reported basis; Non-GAAP pro forma adjusted EBITDA of $24.6 million, with pro forma adjusted EBITDA margin expanding approximately 233 basis points compared to reported non-GAAP adjusted EBITDA for the third quarter 2024
•
Seven consecutive quarters of adjusted EBITDA margin expansion; positive free cash flow of $2.5 million for the third quarter 2025

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025 (%)	2024 (%)	2025 (%)	2024 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	27.8	31.3	32.0	32.0
Gross profit	72.2	68.7	68.0	68.0
Sales, general, and administrative	72.0	66.2	69.3	67.8
Research and development	7.2	8.8	8.4	9.4
Acquisition-related amortization, impairment, and remeasurement	1.3	3.3	3.9	3.3
Operating loss	(8.3)	(9.6)	(13.6)	(12.5)
Net loss	(11.1)	(13.9)	(14.9)	(16.6)

Net Sales by Product Category and Reporting Segment

Our operations are managed through two reporting segments: Global Spine and Global Orthopedics. The following table provides net sales by product category by reporting segment:

	Three Months Ended September 30,
(Unaudited, U.S. Dollars, in millions)	2025	2024	Change	Constant Currency Change
Bone Growth Therapies	$61.2	$57.9	5.7%	5.7%
Spinal Implants, Biologics and Enabling Technologies*	108.6	102.9	5.6%	5.6%
Global Spine*	169.8	160.8	5.6%	5.6%
Global Orthopedics	33.6	30.5	10.1%	5.9%
Pro forma net sales*	203.4	191.3	6.3%	5.7%
Impact from discontinuation of M6 product lines	2.2	5.3	(58.3%)	(58.6%)
Reported net sales	$205.6	$196.6	4.6%	3.9%

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in millions)	2025	2024	Change	Constant Currency Change
Bone Growth Therapies	$178.8	$169.5	5.5%	5.5%
Spinal Implants, Biologics and Enabling Technologies*	317.8	308.3	3.1%	3.1%
Global Spine*	496.6	477.8	3.9%	3.9%
Global Orthopedics	96.7	88.4	9.4%	7.4%
Pro forma net sales*	593.3	566.2	4.8%	4.5%
Impact from discontinuation of M6 product lines	9.1	17.6	(48.3%)	(48.3%)
Reported net sales	$602.4	$583.8	3.2%	2.9%

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

Global Spine

Global Spine offers the following product categories:

-
BGT, which manufactures, distributes, sells, and provides support services for market-leading devices used adjunctively in high-risk spinal fusion procedures and treats both nonunion and acute fractures in the orthopedic space. BGT uses distributors and a direct sales channel to sell its devices and provide associated support services to hospitals, healthcare providers, and patients in the U.S.
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

Three months ended September 30, 2025 compared to 2024

Net sales of $172.1 million, an increase of $6.0 million or 3.6%

•
BGT net sales increased $3.3 million, or 5.7%, largely driven by (i) increase in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets and (ii) continued share growth of AccelStim

•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $5.8 million, or 5.6%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants, which saw growth in its cervical, interbody, and thoracolumbar franchises; growth in these areas were partially offset by a decline in Biologics net sales
•
Net sales from the M6 product lines decreased $3.1 million, or 58.3%, as a result of the announcement and discontinuation of the product lines to focus resources and investment in more profitable growth opportunities

Nine months ended September 30, 2025 compared to 2024

Net sales of $505.7 million, an increase of $10.3 million or 2.1%

•
BGT net sales increased $9.3 million, or 5.5%, largely driven by (i) favorable changes in average sales prices, (ii) increase in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets, and (iii) continued share growth of AccelStim
•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $9.5 million, or 3.1%, primarily due to increased sales growth from new and existing high-volume distribution partners, particularly within Spinal Implants, which saw growth in its cervical, interbody, and thoracolumbar franchises; growth in these areas were partially offset by a decline in Biologics net sales
•
Net sales from the M6 product lines decreased $8.5 million, or 48.3%, as a result of the announcement and discontinuation of the product lines to focus resources and investment in more profitable growth opportunities

Global Orthopedics

Global Orthopedics offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. Global Orthopedics sells its products through a global network of distributors and sales representatives to hospitals, healthcare organizations, and healthcare providers.

Three months ended September 30, 2025 compared to 2024

Net sales of $33.6 million, an increase of $3.1 million or 10.1% on a reported basis and 5.9% on a constant currency basis

•
U.S. growth of $1.6 million, or 18.5%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from growth within our TrueLok and Fitbone product lines
•
International sales increase $0.2 million, or 1.0% on a constant currency basis, primarily driven by sales from new products launched in the past three years and partially offset by large orders made by non-governmental organizations ("NGO") in the prior year
•
Increase of $1.3 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in the quarter

Nine months ended September 30, 2025 compared to 2024

Net sales of $96.7 million, an increase of $8.3 million or 9.4% on a reported basis and 7.4% on a constant currency basis

•
U.S. growth of $4.6 million, or 18.6%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from growth within our TrueLok and Fitbone product lines
•
International sales increase $2.0 million, or 3.2% on a constant currency basis, primarily driven by sales from new products launched in the past three years and partially offset by large orders made by NGOs in the prior year
•
Increase of $1.7 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in the current year

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Net sales	$205,634	$196,606	4.6%	$602,401	$583,834	3.2%
Cost of sales	57,111	61,553	(7.2%)	192,726	186,790	3.2%
Gross profit	$148,523	$135,053	10.0%	$409,675	$397,044	3.2%
Gross margin	72.2%	68.7%	3.5%	68.0%	68.0%	0.0%

Three months ended September 30, 2025 compared to 2024

Gross profit increased $13.5 million

•
Increase in gross profit driven by net sales growth across BGT, Spinal Implants, Enabling Technologies, and Orthopedics product categories and from reduced headcount and overhead costs as a result of our decision to discontinue the M6 product lines
•
Increase in gross profit of $3.0 million driven by a reduction of amortization of the inventory fair value step-up recognized in the SeaSpine Merger, which were amortized over the expected sales cycles of the acquired inventory and concluded in December 2024
•
Increase of $1.6 million driven by a reduction in certain inventory-related charges, primarily due to portfolio rationalization decisions made in the prior year related to the SeaSpine Merger

Nine months ended September 30, 2025 compared to 2024

Gross profit increased $12.6 million

•
Increase in gross profit driven by net sales growth across BGT, Spinal Implants, Enabling Technologies, and Orthopedics product categories
•
Increase in gross profit of $9.1 million driven by a reduction of amortization of the inventory fair value step-up recognized in the SeaSpine Merger, which were amortized over the expected sales cycles of the acquired inventory and concluded in December 2024
•
Partially offset by decrease in gross profit of $8.4 million resulting from an increase in inventory reserve expenses, primarily driven by our decision to discontinue the M6 product lines in order to focus resources and investments on more profitable growth opportunities

Sales, General, and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Sales, general, and administrative	$148,102	$130,137	13.8%	$417,576	$396,046	5.4%
As a percentage of net sales	72.0%	66.2%	5.8%	69.3%	67.8%	1.5%

Three months ended September 30, 2025 compared to 2024

Sales, general, and administrative expense increased $18.0 million

•
Increase of $13.2 million associated with certain legal matters, including our ongoing arbitration claims with former executives and the related securities class action complaints
•
Increase of approximately $3.9 million in certain compensation-related costs, including commissions, due to increased headcount and net sales
•
Increase of $0.5 million related to impairments incurred as a result of our decision to discontinue the M6 product lines
•
Partially offset by a decrease of $0.8 million in integration-related costs, mostly stemming from severance expenses and professional fees incurred in the prior year

Nine months ended September 30, 2025 compared to 2024

Sales, general, and administrative expense increased $21.5 million

•
Increase of $17.9 million associated with certain legal matters, including our ongoing arbitration claims with former executives and the related securities class action complaints
•
Increase of approximately $9.1 million in certain compensation related costs, including commissions, due to increased headcount and net sales
•
Increase of $7.8 million related to impairments of certain assets and losses incurred as a result of our decision to discontinue the M6 product lines
•
Partially offset by a decrease of $10.5 million in succession charges and share-based compensation expense, primarily as a result of changes made in our executive leadership positions in the prior year

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Research and development	$14,774	$17,294	(14.6%)	$50,474	$54,835	(8.0%)
As a percentage of net sales	7.2%	8.8%	(1.6%)	8.4%	9.4%	(1.0%)

Three months ended September 30, 2025 compared to 2024

Research and development expense decreased $2.5 million

•
Decrease of approximately $2.3 million as a result of our recent restructuring activities, mostly related to headcount, professional fees, and reduced spend for clinical studies as a result of our decision to discontinue the M6 product lines
•
Decrease of $0.2 million in costs to comply with the European Union Medical Device Regulations

Nine months ended September 30, 2025 compared to 2024

Research and development expense decreased $4.4 million

•
Decrease of approximately $7.9 million as a result of our recent restructuring activities, mostly related to headcount, professional fees, and reduced spend for clinical studies as a result of our decision to discontinue the M6 product lines
•
Decrease of $0.9 million in costs to comply with the European Union Medical Device Regulations
•
Partially offset by an increase of $4.1 million related to the impairments associated with our discontinuation of the M6 product lines and other organizational restructuring activities

Acquisition-related Amortization, Impairment, and Remeasurement

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Acquisition-related amortization, impairment, and remeasurement	$2,693	$6,521	(58.7%)	$23,547	$19,305	22.0%
As a percentage of net sales	1.3%	3.3%	(2.0%)	3.9%	3.2%	0.7%

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended September 30, 2025 compared to 2024

Acquisition-related amortization, impairment, and remeasurement decreased $3.8 million

•
Decrease of $2.4 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the SeaSpine Merger

•
Decrease of $1.4 million in amortization expense of acquired intangibles, primarily as a result of our decision in the first quarter of 2025 to discontinue the M6 product lines and other product portfolio decisions

Nine months ended September 30, 2025 compared to 2024

Acquisition-related amortization, impairment, and remeasurement increased $4.2 million

•
Increase of $12.3 million in amortization and impairment expense of acquired intangibles, primarily associated with the impairment of certain acquired intangible assets as a result of the discontinuation of the M6 product lines and other product portfolio decisions
•
Decrease of $8.0 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the SeaSpine Merger

Non-operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Interest expense, net	$(4,681)	$(5,210)	(10.2%)	$(13,137)	$(14,711)	(10.7%)
Other income/(expense), net	(535)	(2,528)	(78.8%)	6,441	(6,312)	(202.0%)

Three months ended September 30, 2025 compared to 2024

Interest expense, net decreased $0.5 million

•
Decrease of $0.5 million in interest expense resulting from favorable interest rates and amortization of debt issuance costs due to the refinancing of outstanding indebtedness in November 2024

Other income (expense), net increased $2.0 million

•
Increase of $3.0 million associated with the impairment of certain investments measured at fair value in the third quarter of 2024
•
Decrease of $1.7 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $0.6 million in the third quarter of 2025 compared to a gain of $1.2 million in the third quarter of 2024

Nine months ended September 30, 2025 compared to 2024

Interest expense, net decreased $1.6 million

•
Decrease of $1.0 million in interest expense resulting from the amortization of debt issuance costs due to the refinancing of outstanding indebtedness in November 2024
•
Decrease of $0.8 million associated with interest earned associated with certain Employee Retention Credit refunds received during the second quarter of 2025
•
Partially offset by a decrease of $0.3 million of interest income as a result of the conversion of our former convertible loan with Neo Medical into preferred equity securities in the second quarter of 2024

Other income (expense), net increased $12.8 million

•
Increase of $6.8 million associated with the impairment of certain investments measured at fair value in prior year and partially offset by a $1.7 million decrease associated with the gain recognized on conversion of the Neo Medical convertible loan into shares of equity
•
Increase of $4.5 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $3.2 million in 2025 compared to a loss of $1.3 million in 2024
•
Increase of $2.9 million associated with the receipt of Employee Retention Credit refunds received during the second quarter of 2025

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	% Change	2025	2024	% Change
Income tax expense	$533	$751	(29.0%)	$1,352	$2,686	(49.7%)
Effective tax rate	(2.4%)	(2.8%)	0.4%	(1.5%)	(2.9%)	1.4%

Three months ended September 30, 2025 compared to 2024

•
The decrease in tax expense compared to the prior year period is primarily due to decreased tax on foreign operations and tax benefit related to certain long-lived intangible assets
•
The primary factor affecting our tax expense for the third quarter of 2025 compared to the prior year period was tax amortization on certain acquired intangibles and financial statement losses not benefited

Nine months ended September 30, 2025 compared to 2024

•
The decrease in tax expense compared to the prior year period is primarily due to decreased tax on foreign operations and tax benefit related to certain long-lived intangible assets
•
The primary factor affecting our tax expense for 2025 compared to the prior year period was tax amortization on certain acquired intangibles and financial statement losses not benefited

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at September 30, 2025, totaled $65.9 million compared to $85.7 million at December 31, 2024. The following table presents the net change in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2025, and 2024, respectively:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Net cash provided by operating activities	$5,650	$2,060	$3,590
Net cash used in investing activities	(23,727)	(26,445)	2,718
Net cash provided by (used in) financing activities	(3,163)	19,222	(22,385)
Effect of exchange rate changes on cash	1,448	(40)	1,488
Net change in cash and cash equivalents	$(19,792)	$(5,203)	$(14,589)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2025	2024	Change
Net cash provided by operating activities	$5,650	$2,060	$3,590
Capital expenditures	(23,749)	(26,345)	2,596
Free cash flow	$(18,099)	$(24,285)	$6,186

Operating Activities

Cash flows from operating activities increased $3.6 million

•
Decrease in net loss of $6.9 million
•
Decrease of $5.1 million associated with non-cash gains and losses, such as depreciation, amortization, and impairments, inventory reserve expenses, the amortization of the inventory fair value step-up recognized in the SeaSpine Merger, remeasurement of contingent consideration obligations, changes in the valuation of investment securities, and share-based compensation expense
•
Increase of $1.8 million relating to changes in working capital accounts, primarily attributable to changes in accounts payable, accounts receivable, and other current liabilities

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 59 days at September 30, 2025, compared to 58 days at September 30, 2024 (calculated using third quarter net sales and ending accounts receivable). Inventory turns improved to 1.5 times as of September 30, 2025 compared to 1.2 times as of September 30, 2024 (calculated using trailing twelve-month cost of goods sold and ending net inventories).

Investing Activities

Cash flows used in investing activities decreased $2.7 million

•
Decrease in spend of $2.6 million in capital expenditures

Financing Activities

Cash flows from financing activities decreased $22.4 million

•
Decrease of $25.0 million associated with net borrowing activities related to our credit facilities
•
Decrease of $4.0 million associated with contingent consideration payments
•
Partially offset by an increase of $4.6 million in net proceeds from the issuance of common shares
•
Further offset by a favorable change of $2.1 million in debt issuance costs associated with our credit facilities

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

The Credit Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times and to maintain a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of September 30, 2025, we were in compliance with all required financial covenants.

As of September 30, 2025, we had $160.0 million of outstanding borrowings under the Credit Agreement related to the Initial Term Loan. We have not made any borrowings under the Delayed Draw Term Loans as of September 30, 2025.

As of September 30, 2025, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.5 million).

Other

For information regarding contingencies, see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Spine LLC ("Lattus") Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the SeaSpine Merger, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). We made payments under this arrangement of $6.3 million during the nine months ended September 30, 2025. The estimated fair value of the remaining contingent consideration arrangement as of September 30, 2025, was $7.3 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of September 30, 2025, we classified the remaining contingent consideration liability of $4.0 million and $3.3 million within other current liabilities and other long-term liabilities, respectively. For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

We have not made any repurchases of our common stock during the third quarter of 2025.

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

ORTHOFIX MEDICAL INC.

Date: November 4, 2025	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: November 4, 2025	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer