Form 10-K
period 2025-12-31
Orthofix Medical Inc.
filed 2026-02-24
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on the last business day of the fiscal quarter ended June 30, 2025, as reported by the Nasdaq Global Select Market, was approximately $440.2 million.

As of February 20, 2026, 40,144,397 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement to be filed with the Commission in connection with the Orthofix Medical Inc. 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

Orthofix Medical Inc.

Form 10-K for the Year Ended December 31, 2025

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
•
the timing of, and our ability to maintain and obtain, regulatory clearances or approvals;
•
our belief that our cash and cash equivalents, investments, and access to our credit facilities will be sufficient to satisfy our anticipated cash requirements;
•
our expectations regarding our revenues, customers, and distributors;
•
our ability to persuade surgeons to use our products;
•
our ability to attract and retain distributors and/or sales and other personnel;
•
our expectations regarding our costs, suppliers, and manufacturing abilities;
•
our beliefs and expectations regarding our market penetration and expansion efforts;
•
our anticipated trends and challenges in the markets in which we operate; and
•
our expectations and beliefs regarding, and the impact of, investigations, claims, and litigation.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions that are difficult to predict. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise) and our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading "Risk Factors", Part II, Item 7 under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report and in any other documents incorporated by reference to this Annual Report. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Summary of Risk Factors

This section provides a summary of many of the risks we are exposed to in the normal course of our business activities. The summary does not contain all of the information that may be important to you, and you should read the summary together with the more detailed discussion of risks set forth following this section as well as elsewhere in this report.

•
We continue to integrate legacy businesses that operate in different market segments, and we may not be able to achieve all of our intended synergies between such legacy businesses.
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
•
Pandemics, wars and armed conflicts, terrorist attacks, and other such global events, and the related effects thereof, could materially and/or adversely affect, our operations, supply chain, manufacturing, product demand, product distribution, customers, and other business activities.
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
•
If the third parties on which we rely to conduct our clinical studies do not perform as contractually required or expected, we may not obtain required approvals for, or be able to successfully commercialize, our products.
•
Unfavorable negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our products.
•
We may not be able to successfully introduce new products to the market and, if we do, market acceptance or the market size for our products may not be as we expect.
•
There is no guarantee that regulatory authorities, whether in the United States ("U.S.") or foreign countries, will grant clearance or premarket approval of our future products, or that we will be able to maintain such clearances or approvals for current products.
•
Our success depends on our ability to successfully educate and train surgeons and their staff on the benefits, safety, cost-effectiveness, and proper use of our products.
•
Security breaches, cyber-attacks, loss of data, misappropriation of protected health information or personally identifiable information, and other disruptions to our information technology systems could compromise sensitive information and/or adversely affect our business.
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
•
A U.S. Food and Drug Administration ("FDA") panel recommended that bone growth stimulator devices be reclassified by the FDA from Class III to Class II devices, which could increase future competition for us in this product category and negatively affect our future sales of such products.
•
We are subject to requirements relating to hazardous materials which may impose significant compliance, or other costs, on us.
•
Our failure to adequately protect or enforce our intellectual property rights could harm our position in the marketplace or prevent or impede the commercial protection of our products.
•
We may be subject to third-party claims and litigation for infringement or misappropriation of their intellectual property, which are inherently costly, divert significant time and other resources, and have unpredictable outcomes.

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
•
We maintain a $275.0 million credit agreement secured by a pledge of substantially all of our property. Our failure to repay borrowed amounts or comply with the facility’s covenants could result in an event of default, which could adversely affect our future.
•
We must maintain high levels of inventory, which could consume a significant amount of our resources and reduce our cash flows.
•
Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.
•
Our business could be negatively impacted by corporate citizenship and environmental, social, and governance matters and/or our reporting of such matters.

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

Company Overview

Orthofix is a global medical technology company headquartered in Lewisville, Texas. By providing medical technologies that heal musculoskeletal pathologies, Orthofix delivers exceptional experiences and life-changing solutions to patients around the world. Orthofix offers a comprehensive portfolio of spinal hardware, bone growth therapies, limb reconstruction solutions, biologics and enabling technologies, including the 7D FLASH Navigation System.

The Company was founded in Verona, Italy in 1980 and formally incorporated in 1987 in Curaçao as "Orthofix International N.V." In 2018, we completed a change in our jurisdiction of organization from Curaçao to the State of Delaware and changed our name to "Orthofix Medical Inc." As a result, we are a corporation existing under the laws of the State of Delaware.

In January 2023, we completed a "merger of equals" transaction with SeaSpine Holdings Corporation ("SeaSpine") whereby we acquired SeaSpine via an all-stock merger (the "Merger"). As a result of the Merger, each share of SeaSpine common stock issued and outstanding immediately prior to the closing of the Merger was converted into 0.4163 shares of Orthofix common stock. Following the Merger, the shares of common stock of Orthofix, as the corporate parent entity in the combined company structure, continued to trade on NASDAQ under the symbol "OFIX".

Available Information and Orthofix Website

Our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for Meetings of Shareholders, registration statements, and amendments to those filings, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information contained on our website or connected to our website is not incorporated by reference into this Annual Report. Our website is located at www.orthofix.com. Our SEC filings are also available on the SEC website at www.sec.gov.

Business Segments

Orthofix operates the business through two reporting segments, Global Spine and Global Limb Reconstruction (formerly "Global Orthopedics"), which accounted for 84% and 16% of our total net sales in 2025, respectively. The chart below presents reported net sales, which includes product sales and marketing service fees, by reporting segment for each of the years ended December 31, 2025, 2024, and 2023.

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

Global Spine Strategy

Our strategy for the Global Spine segment is to drive business growth through organic and inorganic innovation, physician collaboration, and partnerships with dedicated and high-performing commercial sales channels. Growth initiatives include:

•
a regular cadence of new and differentiated product launches supporting our spinal implants and enabling technologies, biologics, and bone growth therapies portfolios;
•
ongoing, global sales channel optimization and expansion;
•
reinforcement of our bone growth stimulation business through the collection and dissemination of clinical evidence, and the delivery of new and novel value-added services;
•
conducting clinical research to support and broaden our spinal implants, biologics, and bone growth stimulation portfolios;
•
acquiring or licensing products and technologies, and acquiring or collaborating with other entities to further expand and enhance our spine portfolio;
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

Bone Growth Therapies

Within the Bone Growth Therapies product category, we manufacture, distribute, and provide support services for market-leading bone growth stimulation devices that enhance bone fusion. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spinal, appendicular fractures, treating both fresh fractures or fractures that have not healed ("nonunions"). Several devices in our portfolio utilize our pulsed electromagnetic field ("PEMF") technology, the safety and efficacy of which is supported by basic mechanism of action data in the scientific literature, as well as published data from level one randomized controlled clinical trials. A new addition to our stimulation portfolio utilizes our low intensity pulsed ultrasound ("LIPUS"), a technology also supported by strong basic science and published clinical literature. Orthofix is the only manufacturer which offers both PEMF and LIPUS technologies. We sell these products almost exclusively in the United States ("U.S."), using distributors and direct sales representatives to provide our devices to healthcare providers and their patients.

Spinal Implants

Within Spinal Implants, we design, develop, and market a portfolio of spine fixation implant products for broad spectrum use throughout the entire spinal column. Such products are typically used to facilitate fusion in degenerative, minimally invasive, and complex spinal deformity procedures throughout the lumbar, thoracic, sacral, and cervical regions of the spine. We distribute these products globally through a network of distributors and sales representatives to sell spine products to facilities that provide spine care, including hospitals, ambulatory surgery centers ("ASC"), and out-patient hospitals.

Enabling Technologies

Within Enabling Technologies, we design, develop, and market a portfolio of navigation technologies including tracked surgical tools, intelligent software and imaging equipment based on machine vision and optical innovations. Specifically, our 7D FLASH Navigation System has redefined image guided surgery, delivering a navigation platform with meaningful benefits in spine and cranial procedures. The speed, accuracy, workflow efficiency, and intraoperative radiation-free safety profile of the 7D FLASH Navigation System delivers significant economic value, while eliminating the long-standing frustrations and challenges of traditional image-guided navigation systems. We distribute these products globally through a network of direct sales representatives and distributors to facilitate pediatric, adolescent, and adult procedures in hospitals, ASCs, and out-patient facilities.

Biologics

Within the Biologics product category, we offer a portfolio of bone graft substitutes intended to address the key elements of bone regeneration that allow physicians to successfully treat a variety of spinal, orthopedic, and dental conditions. Our Biologics portfolio includes fiber-based and particulate demineralized bone matrices ("DBMs"), cellular bone allografts, collagen ceramic matrices, and synthetic bone void fillers in various forms with supporting graft delivery solutions to address a wide range of clinical applications. Distributed globally through a network of distributors and sales representatives, our portfolio is a mix of internally manufactured tissues and products as well as marketed tissue forms provided through the non-profit foundation, MTF Biologics ("MTF"). Our expansive, data-supported product portfolio positions us as a preferred, single-source provider for healthcare facilities, including group purchasing organizations ("GPOs")/integrated delivery networks ("IDNs"), hospitals, and ASCs.

The following table and discussion identify our principal Global Spine products by trade name and describe their primary applications:

Bone Growth Therapies Products

Product	Primary Application

CervicalStim Spinal Fusion Therapy	PEMF non-invasive cervical spinal fusion therapy used to enhance bone growth.

SpinalStim Spinal Fusion Therapy	PEMF non-invasive lumbar spinal fusion therapy used to enhance bone growth.

PhysioStim Bone Healing Therapy	PEMF non-invasive appendicular skeleton healing therapy used to enhance bone growth in nonunion fractures.

AccelStim Bone Healing Therapy	LIPUS healing therapy used to enhance bone growth in certain fresh, distal radius, and tibial diaphysis fractures and nonunion fractures.

Spinal Implants and Enabling Technologies Products

Primary Application	Product

Posterior Thoracolumbar Fixation Procedures

We provide pedicle screw systems featuring modular technology that are used for open and minimally invasive surgery ("MIS") procedures and adult deformity procedures, and that provide surgeons with multiple intra-operative options to facilitate posterior thoracolumbar fixation. These pedicle screw systems are accompanied by instrumentation that is designed to reduce the number of trays needed for surgery. We also provide powerful instrumented compression and distraction of the spine. Products include our Virata, Mariner, Firebird, Firebird NXG, Janus, Daytona, Newport, and Phoenix product lines. These brands also include several different screw types including, cannulated, fenestrated, hydroxyapatite ("HA") coated, and cortical cancellous. These options give surgeons a full portfolio of choices for their patients without having to utilize several different screw systems.

Anterior Lumbar Interbody Fusion ("ALIF") Procedures

A complete portfolio of ALIF products, including interbody spacers, disc preparation instruments, access systems, and plating/fixation options. Our spacers come in a variety of material options including polyetheretherketone

("PEEK"), PEEK titanium composite ("PTC"), and 3D printed titanium ("printed Ti"). The multiple material types allow surgeons to select the material best suited for their patients' needs. These products also come in a variety of footprints and lordotic options. The interbodies come with a large graft area to accommodate the addition of biologics to aid in the fusion process. Some of our interbodies include integrated fixation to eliminate the need for additional fixation. These variations provide a complete suite of products for the ALIF procedural category. Our main contributors to this category include Meridian, Waveform A, Reef A, and Pillar SA PTC.

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

Posterior Lumbar Interbody Fusion ("PLIF")/ Transforaminal Lumbar Interbody Fusion ("TLIF") Procedures

Our PLIF/TLIF portfolio includes a variety of interbodies, as well as several disc prep and access options. The interbodies come in both straight and curved footprints to accommodate surgeons in placement of the interbodies, and a choice of materials from PEEK, PTC, and 3D printed Ti. Our main products in the static PLIF/TLIF interbodies are Waveform TLIF Articulating ("TA") / TLIF Oblique ("TO"), Reef TA/TO, and Forza. Our straight product category contains both traditional static interbodies as well as expandable options. These options include both our Forza XP and Explorer TO product lines. These expandable options allow surgeons to utilize a reduced surgical corridor and expand the interbody in-situ to the preferred height and lordosis that best suits their patient. To aid in access we also offer several retractor options with our latest screw-based retractor called Fathom.

Lateral Lumbar Interbody Fusion ("LLIF") Procedures

The LLIF portfolio includes a full portfolio of interbodies, additional fixation options, retractor access systems, and disc prep instrumentation. Our interbodies come in a variety of footprint and lordotic options, and in a number of material types, including PEEK, PTC, and 3D printed Ti. Our main LLIF interbody brands are Regatta Lateral and Waveform L. These interbodies can be paired with the Regatta plate to provide auxiliary fixation during the LLIF procedure. The Lattus Retractor is our newest market-leading access retractor providing surgeons the ability to access the disc space and conduct the LLIF procedure. This pairs seamlessly with several lateral disc prep options that aid surgeons in completing their discectomy prior to interbody placement.

Anterior Cervical Discectomy and Fusion ("ACDF") Procedures

The ACDF portfolio includes interbodies with and without integrated fixation and plating systems to provide fixation of the anterior cervical spine. Our cervical interbodies come in a wide variety of footprints and lordotic options, as well as material options, enabling surgeons to select the most appropriate solutions for their patient populations. Our top producing cervical interbodies include Waveform C and our Construx brands. The Shoreline product line provides the ability to turn interbodies without integrated fixation into fixated spacers, reducing time spent in the operating room and making it seamless to fixate interbodies into the disc space. When selecting an interbody without fixation an anterior cervical plate is needed. Our top brands of cervical plates are Admiral and Cetra. In addition to these options, we also offer several different disc and endplate preparation options to satisfy the ACDF procedure.

Revision Surgical Procedures

As an adjunct to our posterior lumbar fixation portfolio, we offer two main products, Mariner Outrigger and Connectors, that are designed to help surgeons tackle difficult revision cases. These sets are constructed with an industry-leading number of connectors, specially designed rods, and instruments to aid in these cases. Giving surgeons an extensive range of options is the key to the success of these sets.

Sacroiliac ("SI") Joint Fusion Procedures

Firebird SI is a 3D printed, minimally invasive screw system that is intended for fixation of sacroiliac joint disruptions in skeletally mature patients. This has been, and continues to be, a product differentiator, as many competitors do not offer SI fixation options.

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

7D FLASH Navigation System (Percutaneous)

A valuable enhancement to the 7D FLASH Navigation System to address percutaneous spinal procedures; the camera-based technology, coupled with proprietary machine vision algorithms, maintains the same fast, accurate, and efficient surgical workflow as the spine platform, while also providing an imaging agnostic solution to percutaneous posterior spine surgery.

7D FLASH Navigation System (Cranial)

A module on the 7D FLASH Navigation System that utilizes machine vision technology for cranial surgery; the visible light technology allows for a completely contactless workflow, acquires hundreds of thousands of virtual fiducials using the patient’s own anatomy, and results in nearly instantaneous cranial registrations to the skin or skull in almost any surgical position.

FLASH External Ventricular Drain ("EVD") System (Cranial)

The FLASH EVD System leverages LiveTrack, our proprietary machine vision hardware and software to generate high-resolution three-dimensional images embedded with hundreds of thousands of virtual fiducials. This advanced navigation system enables a fully contactless workflow by seamlessly tracking disposable surgical instruments via integrated LiveTrack tile markers, ensuring precise surgical navigation for EVD bedside procedures.

Biologics Technologies

Product Categories	Products

Proprietary Technology

Accell Bone Matrix ("ABM")

An open-structured, dispersed form of DBM, which increases the bioavailability of bone proteins at an earlier time in the healing cascade; when combined with traditional DBM, both fibers and particulate forms, provides a biphasic release of growth factors to promote healing. Accell is a technology featured in several key DBM products, including but not limited to, Strand Plus and Evo3.

Demineralized Bone Fibers ("DBF")	Strand, Strand Plus, Fiberfuse DBFs are designed to facilitate and aid in fusion by maximizing osteoinductive content while providing an improved conductive matrix.

Multiple compositions include 100% fibers, fibers with ABM, and fibers mixed with cancellous bone. Available in both putty and strip formulations.

Demineralized Bone Putty

Evo3/Evo3c, Torrent/Torrent C, DynaGraft II, OrthoBlast II, Legacy Flowable DBMs designed with putty-like handling characteristics to ease graft placement and conform to any bony anatomy to aid in bone fusion. Available in multiple compositions of DBM particulate and carrier with and without ABM or with and without cancellous bone.

Cellular Bone Matrixes

Trinity Elite, Virtuos Lyograft

Comprised of demineralized cortical bone fibers and cancellous bone with retained cells, these types of cellular allografts are used during surgery that is designed to aid in the success of a spinal fusion or bone fusion procedure. Available in either a cryopreserved or shelf-stable form.

Synthetics

Cove, Mozaik

To address the synthetic market segment, this portfolio includes an advanced bioactive synthetic and a value-based offering to meet different customer profiles. Available in both putty and strip formulations.

Procedure specific solutions

Market-differentiated products focused on solving clinical problems tied to specific spinal fusion procedure techniques.

Ballast, Ballast MT

Resorbable mesh filled with 100% DBM, or provided empty; aids in simplifying graft placement and prevents graft migration for posterolateral fusion.

NorthStar Facet Fusion, Flash Facet Fusion

Novel procedural solution for reproducible biologic placement within the facet joint for cervical and lumbar spine. Systems includes pre-shaped DBFs with single-use instrumentation for facet prep and biologic delivery.

RAPID, O-Genesis

Reusable and sterile, or disposable, single use options are available to aid in bone graft delivery to the surgical site.

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

The SpinalStim device is a non-invasive spinal fusion stimulator system designed for the treatment of the lumbar region of the spine. The device uses proprietary technology and a wavelength to generate a PEMF signal. The U.S. Food and Drug Administration ("FDA") has approved the SpinalStim device as a spinal fusion adjunct to increase the probability of fusion success and as a non-operative treatment for salvage of failed spinal fusion at least nine months post-operatively.

Our CervicalStim device remains the only FDA-approved bone growth stimulator on the market indicated for use as an adjunct to cervical spine fusion surgery. It is indicated for patients at high-risk for non-fusion.

The SpinalStim and CervicalStim devices are accompanied by an application for mobile devices called STIM onTrack. This mobile app includes a first-to-market feature that enables physicians to remotely view patient adherence to prescribed treatment protocols and patient reported outcome measures. Designed for use with smartphones and other mobile devices, the STIM onTrack app helps patients follow their prescription with daily treatment reminders and a device usage calendar. The app is free and available through the Android and Apple App Stores.

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

Similar to our SpinalStim and CervicalStim systems, the PhysioStim devices are also accompanied by the STIM onTrack mobile app, enabling physicians treating patients with nonunion fractures to remotely view and assess patient adherence to prescribed treatment protocols and patient reported outcome measures.

The AccelStim device provides a safe and effective nonsurgical treatment to improve nonunion fracture healing and accelerate the healing of indicated fresh fractures. The device stimulates the bone’s natural healing process through LIPUS waves to the fracture site.

Spinal Implants — Spinal Fixation Solutions

We provide a wide range of implants and fixation products for use in spinal surgeries, and we cover the entire spine from occiput to sacrum. See below for a discussion of our portfolio based on the segmentation of our internal franchise groups:

Cervical

Our cervical portfolio includes fixation, interbodies, and plates. Our interbody spacer brands and materials include PTC, Waveform, and Reef. Each comes with different material, clinical, and handling characteristics that allow clinicians to make the proper choice for their patients. Some of our spacers also have the option for integrated fixation which eliminates the necessity for additional fixation. In addition to our spacers, our surgical grade titanium plating systems, Admiral and Cetra, allow for anterior fixation of the cervical spine. Lastly, for posterior fixation we offer two systems, NorthStar OCT and Centurion, as well as a laminoplasty system, Newbridge. These systems are comprehensive systems comprised of rods, connectors, and screws that are implanted for posterior fixation.

Interbody

Our robust interbody group has options for every approach vector, including anterior lumbar, posterior lumbar, and lateral. Within each group there are several material types, including a thermoplastic compound called PEEK, 3D Printed Ti, and two different composites, NanoMetalene and PTC, each comprised of both PEEK and titanium. Our anterior lumbar portfolio has several different footprints and lordotic options as well as options for integrated fixation or plating. These brands include Waveform A, Reef A, Pillar SA PTC, and Meridian. Our lateral portfolio takes full advantage of our top-of-the-line retractor systems to gain access to the disc space. The lateral portfolio is complete with highly competitive footprints and plating options as well. These brands include Skyhawk, Regatta L, and Waveform L, which are utilized in direct lateral, prone lateral, and anterior to the psoas procedures. Our posterior portfolio, utilized for PLIF and TLIF procedures, has two key segmentations, static and expandable. Our expandable posterior interbodies are inserted in a collapsed state, which allows for a smaller incision and accommodates limited disc space exposure, and then are expanded in situ to the desired disc height and lordosis. Our expandable brands are Forza XP, our top performing interbody implant, and Explorer TO. In the static posterior interbodies, we have several brands consisting of various material types and offering both straight and curved footprints to aid in posterior procedures. Our brands are Forza, Forza PTC, Forza Ti, Waveform TA/TO, and Reef TA/TO.

Thoracolumbar

In our thoracolumbar franchise we have a complete line of fixation products for degenerative spinal conditions, as well as for complex deformity, midline, and revision cases. Our posterior brands are all modular, meaning surgeons have the option to select from several different screw shank varieties, including cannulated, fenestrated, HA coated, cortical cancellous, and a traditional dual lead option. This allows the surgeon to maintain the instrumentation of the parent system, but then select the proper screw shank for the patient, offering maximum clinical value. The Virata, Firebird/Firebird NXG, Phoenix, and Mariner brands are available for open or MIS procedures and have options such as connectors, mono axial screws, and many more instrumentation options to aid in a variety of cases. Also within this franchise group is our SI fixation product, Firebird SI, the first 3D printed SI fixation product.

Enabling Technologies

Our 7D FLASH Navigation System is used in a variety of posterior spinal procedures, including degenerative, deformity, tumor, trauma, and revision surgeries. The system can be utilized in MIS/percutaneous, mini-open, or open techniques. The system also offers a comprehensive cranial platform for use in cranial neurosurgery.

Our innovative 7D FLASH Navigation System delivers a comprehensive navigation platform that utilizes visible light, machine-vision cameras, and intelligent software algorithms to create a 3D image within seconds for surgical navigation. This novel technology allows for a fast image reconstruction for surgical navigation with no disruption to surgeon workflow and eliminates radiation exposure during the procedure to the patient, surgeon, and operating room staff.

Our Spine Module, geared towards open spine procedures, is our leading product in the 7D FLASH Navigation portfolio. In 2025, we further commercialized the 7D FLASH Navigation System with the release of our 7D MRVision. Utilizing MRIguidance’s BoneMRI software to generate a synthetic computed tomography ("CT") from an MRI scan, 7D MRVision can be used with the 7D FLASH Navigation System Spine Module for surgical planning and spinal navigation. Additional 7D FLASH Navigation System software upgrades were released in 2025 including additional navigation tools, improved tool management, and additional general user interface features to expand the utility of our core technologies. Traditional spine navigation requires a preoperative CT scan or intraoperative radiation for image acquisition and registration. 7D MRVision is the first and only solution that eliminates radiation from the entire navigation workflow. Further enhancements and new features to the Spine Module and Percutaneous Module are in development and are expected to launch in 2026.

In addition to these new products focused on spine, the 7D FLASH Navigation portfolio also includes our Cranial Module for use in cranial surgeries. The Cranial Module uses a completely contactless workflow, acquiring hundreds of thousands of virtual fiducials using the patient’s own anatomy, and results in nearly instantaneous cranial registrations to the skin or skull in almost any surgical position.

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

Our largest portfolio of products is within DBMs, which includes both putty and fiber-based forms that provide different handling and performance based on clinical applications. Leading the DMB portfolio are Strand Plus, 100% DBM fiber with Accell, Evo3/Evo3c, and DBM putty with Accell. ABM is a key differentiator within the DBM market. This internally processed, proprietary technology is an open structured, dispersed form of DBM, which increases the bioavailability of bone proteins at an earlier time in the healing cascade. When combined with traditional DBM, it provides a biphasic release of growth factors to promote healing.

Our cellular allografts portfolio features a market-leading graft with Trinity Elite, and the recently released Virtuos Lyograft, both co-branded with MTF. Trinity Elite, an allograft with viable cells, has maintained position as a market leader with over a decade of clinical evidence and a series of peer-reviewed publications. Virtuos Lyograft is particularly unique in that it is a first-of-its-kind, shelf-stable cellular allograft for spine and orthopedic procedures provided in a room-temperature, ready-to-use, moldable form.

Regarding synthetic solutions, our focus products are Cove and Mozaik. Cove, an advanced bioactive synthetic, is our most recent entry into this market segment. Cove has a unique surface topography of the β-TCP and HA granule and has demonstrated the ability to grow bone in a muscle pouch. Additionally, Cove has handling characteristics ideal for ensuring graft placement remains where it is needed. The combination of Cove and Mozaik provides different value options within this portfolio to meet varying customer needs.

In addition to each of the major categories, we have continued to invest in products that address specific procedural and clinical needs. Our solutions address many of the issues that physicians encounter with graft delivery and containment within the surgical site. Several of our solutions address these issues through product handling characteristics, shape and design, instrumentation to aid delivery, or even added materials to aid in graft containment. All of these features aim to improve the ease of use and consistency of our products while driving better clinical outcomes.

We receive marketing fees through our collaboration with MTF for Virtuos, Trinity Elite, FiberFuse, and certain other tissues. MTF processes the tissues, maintains inventory, and invoices hospitals, surgery centers, and other points of care for service fees, which are submitted by customers via purchase orders. We have exclusive worldwide rights to market Virtuos and Trinity Elite, and exclusive rights to market the FiberFuse tissues in the U.S.

Our other leading tissue forms and synthetics, such as Strand Plus, Strand, Evo3, Evo3c, Ballast, Cove, and Mozaik are all processed internally through IsoTis Orthobiologics, Inc. This completely integrated business unit allows for a continuous feedback cycle among our research and development, marketing, manufacturing, and quality management units to ensure high-quality products and consistent customer fulfillment.

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

Regarding our Bone Growth Therapy business, we have participated in research at Wake Forest University Health Sciences, The Chinese University of Hong Kong, and University of California San Francisco, where scientists conducted animal and cellular studies to identify the mechanisms of action of our PEMF signals on bone, cartilage, meniscus, nerve, and efficacy of healing. From these efforts, some studies have been published in peer-reviewed journals. Among other insights, the studies illustrate positive effects of PEMF on callus formation and bone strength, meniscus and nerve injury repair, as well as proliferation and differentiation of cells involved in tissue regeneration and healing. Furthermore, we believe that the previous research work with Cleveland Clinic, The Chinese University of Hong Kong, and University of Pennsylvania, allowing for characterization and demonstration of the Orthofix new PEMF waveform, is paving the way for signal optimization for a variety of new applications and indications. This collection of pre-clinical data, along with additional clinical data, could represent new clinical indication opportunities for our regenerative stimulation solutions.

Published in 2025 in peer-reviewed journals, post-market retrospective studies for both CervicalStim and SpinalStim devices corroborated the original clinical success rate data submitted in the premarket approval ("PMA") application to the FDA identifying the statistically significant impact of bone healing fusion success for patients wearing the device post-fusion compared to control groups.

Global Limb Reconstruction

The Global Limb Reconstruction reporting segment offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. This reporting segment specializes in the design, development, and marketing of external and internal fixation limb reconstruction products that are coupled with enabling digital technologies to support the entire patient care continuum. We sell these products to hospitals, healthcare organizations, and healthcare providers through a global network of distributors and sales representatives.

Global Limb Reconstruction Strategy

Our strategy for the Global Limb Reconstruction reporting segment has recently evolved to specifically focus on providing unrivaled limb reconstruction procedural solutions coupled with first-in-class service and support.

Our key strategies in this segment are:

•
expand our position as the worldwide leader in limb reconstruction through a patient-centric approach that is able to leverage internal and external fixation devices and digital treatment solutions;
•
leverage our cross-product OrthoNext digital platform, a unique pre- and postoperative planning software platform developed to allow clinicians to plan procedures in advance, improving surgical preparedness, reducing operating time, enhancing outcomes, and supporting postoperative evaluation;

•
build on our historical position as a company at the forefront of innovation in the management of Charcot foot and ankle conditions by further investing in limb preservation technology advancements that address challenging conditions associated with diabetic foot;
•
promote and invest in our Fitbone intramedullary limb lengthening platform, including the newly released Fitbone Transport and Lengthening System – the only all internal bone transport intramedullary nail available in the U.S.;
•
continue to be market leaders in deformity correction with our flagship TrueLok system, comprised of the most comprehensive external ring fixation solutions, and focusing on delivering enabling technology solutions to improve surgeons' ability to effectively treat their patients;
•
promote and invest in our TrueLok external fixation product platform, including the recently launched TrueLok Elevate System;
•
continue to focus on complex fracture management in select global markets, with the Galaxy Fixation System and by providing single-use sterile pack procedural solutions to reduce costs and drive surgical efficiencies;
•
collaborate with physicians and healthcare partners to improve patients’ lives through digitally transformative technology, clinical evidence, and our industry-leading medical education platform, Orthofix Academy;
•
continue the strong pace of new product launches; and
•
acquire or license products and, technologies, and acquire or collaborate with other entities to support these market opportunities.

Global Limb Reconstruction Focus Products

Global Limb Reconstruction offers a comprehensive line of limb reconstruction technologies that address the most complex patient conditions within deformity correction, limb lengthening, complex fracture management, and limb preservation. We provide innovative external and internal solutions to help surgeons improve the quality of life for patients of all ages.

The following table identifies the principal Global Limb Reconstruction products by trade name and describes their primary applications:

Products and Software	Primary Application

TrueLok System

A surgeon-designed, lightweight external fixation system for complex fracture management, limb lengthening, limb preservation, and deformity correction, which consists of circular rings and semi-circular external supports centered on the patient’s limb and secured to the bone by crossed, tensioned wires and half pins.

TrueLok Hexapod ("TL-HEX") System

A hexapod external fixation system for deformity correction with associated software newly integrated into the OrthoNext platform, designed as a three-dimensional bone segment reposition module to augment the previously developed TrueLok frame. The system consists of circular and semi-circular external supports, secured to the bones by wires and half pins and interconnected by six struts, which allows for multi-planar adjustment of the external supports. The rings’ positions are adjusted either rapidly or gradually in precise increments to perform bone segment repositioning in three-dimensional space.

TrueLok EVO System

A modular circular external fixation system, available pre-assembled in sterile kits for complex fracture management, deformity correction, and limb preservation; it is the only circular fixation system to feature both radiolucent rings and struts that provide surgeons with clear radiographic visualization to better assess bone anatomy both during surgery and in post-operative care.

TrueLok Elevate System	An external fixation system used for bony and soft tissue defects and deformities, and bony non-unions, it allows for transverse distraction and compression movement of the bone segment and can be used as a stand-alone device or in conjunction with TrueLok, TL-Hex and TrueLok EVO.

Fitbone Intramedullary Limb-Lengthening System

An intramedullary lengthening system intended for limb lengthening of the femur and tibia, surgically implanted in the bone through an MIS procedure; it includes an external telemetry control set that manages the distraction process, and is the only intramedullary limb lengthening system with an FDA-cleared pediatric indication.

Galaxy Fixation System

A pin-to-bar system for temporary and definitive fracture fixation in the upper and lower limbs. Available in sterile kits, the system incorporates a streamlined combination of clamps with both pin-to-bar and bar-to-bar coupling capabilities, offering a complete range of applications, including specific anatomic units for the shoulder, elbow, and wrist. The latest version, Galaxy Gemini, includes a universal clamp and other updates to better streamline surgical procedures.

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

OSCAR	An ultrasonic powered surgical system for revision hip and knee arthroplasty.

External Fixators	External fixation, including our limb-lengthening systems, ProCallus, XCaliber, Pennig, Radiolucent Wrist Fixators, and Calcaneal Fixators.

LRS Advanced Limb Reconstruction System

An external fixation solution for limb lengthening and deformity correction, that uses callus distraction to lengthen bone in a variety of procedures, including bone transport, simultaneous compression and distraction at different sites, bifocal lengthening, and correction of deformities with shortening.

OrthoNext Digital Platform

A digital software platform developed specifically to enable surgeons to perform deformity analysis, prepare a correction procedure plan, and template the appropriate implant to use. The platform includes modules for the JuniOrtho Plating System, Fitbone Intramedullary Limb Lengthening System, and more recently, the TL-HEX system.

External Fixation

External fixation devices are used to correct bone deformities, stabilize fractures, and offer an ideal treatment in patients with known risk factors or co-morbidities. The treatment is minimally invasive and allows external manipulation of the bone to obtain and maintain final bone alignment (reduction). The bone is fixed in this way until healing occurs. External fixation allows small degrees of micromotion (dynamization), which promotes blood flow at the fracture or fusion site and accelerates the bone healing process. External fixation devices may also be used temporarily in complex fracture cases to stabilize the fracture prior to treating it definitively. In these situations, the device offers rapid fracture stabilization, which is important in lifesaving and limb-salvaging procedures.

We offer most of our products in sterile packaged procedural kits, which fulfills the need for a streamlined and ready-to-use set of products, particularly in trauma applications or military settings, where timing is crucial.

Examples of our external fixation devices include TrueLok System, TL-HEX System, TrueLok EVO System, Galaxy Fixation System, Galaxy Gemini Fixation System, and LRS Advanced Limb Reconstruction System.

Internal Fixation

Internal fixation devices consist of either long rods, commonly referred to as nails, or plates that are attached to the bone with the use of screws. Nails and plates come in various sizes, depending on the bone that requires treatment. A nail is inserted into the medullary canal of a fractured long bone of the human arm or leg (e.g., humerus, femur, or tibia). Alternatively, a plate is attached by screws to an area such as a broken wrist, hip, or foot. Examples of our internal fixation devices include Chimaera, AHN, and G-BEAM Fusion Beaming System.

The Fitbone Intramedullary Limb Lengthening System provides an internal option for limb lengthening of the femur and tibia and together with our external fixation solutions, provides Orthofix with the most complete limb reconstruction portfolio on the market. The portfolio was recently expanded with the release of the Fitbone Transport and Lengthening System specifically developed for bone defect management applications. We are continuing to invest in the Fitbone technology platform in order to offer surgeons more innovative solutions designed to treat limb length discrepancies and complex deformities.

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

We have a research and development organization dedicated to advancing our portfolio of spinal implants, biologics, limb reconstruction devices, and machine vision image guidance innovations through product development and clinical affairs programs. Our product development efforts employ an integrated team approach that involves collaboration between surgeons, our engineers, our machinists, and our regulatory personnel. We also work with leading hospital research institutions, surgeons, consultants, and certain non-profit organizations, such as MTF, on the long-term scientific planning and evolution of our products and therapies. Several of the products that we market have been developed through these collaborations. In addition, we periodically receive suggestions for new products and product enhancements from the scientific and medical community, some of which result in our entering into assignment or license agreements with physicians or other third parties.

For our spine and limb reconstruction products, our product development teams, in consultation with design surgeons, formulate a design for the product and then our machinists build prototypes for testing our prototyping development and testing operation at our facilities. We use a broad range of technologies designed to allow us to meet the complex engineering requirements of customers. As part of the development process, surgeons test the implantation of the products in our in-house cadaveric laboratories, which aids in the design of new products intended to meet the needs of both the surgeon, the patient, and the healthcare ecosystem. Our development teams refines or redesigns the prototype as necessary based on the results of the product testing, allowing us to perform rapid iterations of the design-prototype-test development cycle. Our clinical and regulatory personnel work in parallel with our product engineering personnel to facilitate regulatory clearances of our products. We believe that these product development efforts allow us to provide solutions that respond to the needs of our surgeon customers and their patients.

Like the spine and limb reconstruction product development process, our software engineers, product managers, and design surgeons are working towards the full integration of our spinal implants and biologics product lines with our 7D FLASH Navigation System. This includes the design of specific software modules, features, and tracked instruments designed to meet the needs of a wide range of procedures including degenerative, complex, revision, minimally invasive, and spinal deformity cases. In addition, we are also exploring opportunities to integrate the 7D FLASH Navigation technology into a variety of orthopedic applications to treat patients of all ages.

For biologics, we plan to develop line extensions for our innovative biologics technologies that will continue to improve bone forming potential while addressing specific procedural requirements, both in the spine field and in general orthopedic applications. We are investigating new product formulations in DBM, while continuously looking at process improvements within tissue processing. With regard to biologics, our research and development team has experience in biomaterial sciences and bringing next generation technologies to market.

In 2025, 2024, and 2023, we incurred research and development expenses of $65.8 million, $73.6 million, and $80.2 million, respectively.

Patents, Trade Secrets, Assignments and Licenses

We rely on a combination of patents, trademarks, trade secrets, assignments, licenses, and confidentiality agreements to protect our intellectual property. We possess numerous U.S. and foreign patents, have numerous pending patent applications, and have license rights under patents held by third parties. Many of our products are covered by patents in the major markets in which they are sold. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position. The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Our success is dependent, in part, on us not infringing upon patents issued to others, including our competitors, potential competitors, and other third parties. While we make extensive efforts to ensure that our products do not infringe other parties’ patents and proprietary rights, our products, technology, and methods may be found by a court to be covered by patents held by our competitors or other third parties. For further discussion of these risks, please see Item 1A of this Annual Report under the heading "Risk Factors."

We rely on confidentiality and non-disclosure agreements with employees, consultants, and other parties to protect, in part, trade secrets and other proprietary technology.

We obtain assignments or licenses for varying durations for certain of our products from third parties. We typically acquire rights under such assignments or licenses in exchange for lump-sum payments or arrangements under which we pay a percentage of sales to the assignor or licensor. However, while assignments or licenses to us generally are irrevocable, no assurance can be given that these arrangements will continue to be made available to us on terms that are acceptable to us, or at all. The terms of our license and assignment agreements vary in length from a specified number of years, to the life of the patent, or for the economic life of the product. These agreements generally provide for royalty payments and termination rights in the event of a material breach.

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
•
compliance education and training for employees and contracted sales associates;
•
auditing and monitoring controls to promote compliance with internal policies, procedures, and applicable laws and to assess program effectiveness;
•
disciplinary guidelines to enforce compliance and address violations;
•
due diligence reviews of high-risk intermediaries, contracted sales agents, healthcare professional consultants, and exclusion lists screening of employees and certain contracted business associates; and
•
risk assessments to identify areas of compliance risk.

Government Regulation

Classification and Approval of Products by the FDA and other Regulatory Authorities

Our research, development, clinical programs, and our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to the Federal Food, Drug, and Cosmetic Act (the "FDCA") and the Public Health Services Act, as implemented and enforced by the FDA. The regulations that cover our products and facilities vary widely from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, each medical device we commercially distribute in the U.S. is covered by premarket notification ("510(k)") clearance, letter to file, or approval of a PMA. The FDA classifies medical devices into one of three classes, which generally determine the type of FDA approval required. Devices deemed to pose low risk are placed in Class I, devices deemed to pose moderate risk are placed in Class II, and devices deemed to pose the greatest risks, requiring more regulatory controls to provide a reasonable assurance of safety and effectiveness, or devices deemed not substantially equivalent to a device that previously received 510(k) clearance, are placed in Class III. Our Spinal Implants and Global Limb Reconstruction products are, for the most part, classified as Class II devices and the instruments used with these products are generally classified as Class I. Our 7D FLASH Navigation System is classified as Class II and certain accessories thereto are classified as Class I. Our Bone Growth Therapies products are currently classified as Class III, and have been approved for commercial distribution in the U.S. through the PMA process. However, an FDA panel recommended that bone growth stimulator devices be reclassified by the FDA from Class III to Class II devices with special controls. For additional discussion of this development, see Item 1A of this Annual Report under the heading "Risk Factors."

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

In 2017, the European Union ("E.U.") adopted the E.U. Medical Device Regulation ("MDR") (Council Regulations 2017/745), which imposes strict requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation, as amended in March 2023, provides a transition period for certain legacy medical devices previously certified prior to May 2021 (under the European Medical Device Directive) to meet the additional requirements, provided applicable conditions are met and no significant design changes are made. For higher risk devices such as Class III and certain Class IIb devices, this transition period was extended until December 2027. For medium and lower risk devices such as other Class IIb, Class IIa and Class I sterile/measuring devices, this transition period was extended until December 2028. After this transition period, all medical devices marketed in the E.U. will require certification according to these new requirements. This regulation has required us to incur, and we expect to continue to incur, significant costs through the transition period and beyond to maintain compliance with the additional requirements. Failure to meet the requirements of the regulation could adversely impact our business in the E.U. and other countries that utilize or rely on E.U. requirements for medical device registrations.

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

Certain countries, as well as the E.U., have issued regulations that govern products that contain materials derived from animal sources. Regulatory authorities are particularly concerned with materials infected with the agent that causes bovine spongiform encephalopathy ("BSE"). These regulations affect our biomaterial products for the spine, which contain material derived from bovine tissue. Although we take steps designed to ensure that our products are safe and free of agents that can cause disease, products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concerns over the potential for prion transmission. Significant new regulations, a ban of our products, or a movement away from bovine-derived products because of an outbreak of BSE could have a material and adverse effect on our business or our ability to expand our business.

Within our Biologics product category, we market tissue for bone repair and reconstruction, an allogeneic bone matrix comprised of cancellous bone containing viable cells and a demineralized cortical bone component, as well as, demineralized cortical fibers, structural allografts, and an amniotic membrane, which is a natural tissue barrier. These allografts are regulated under the FDA’s Human Cell, Tissues and Cellular and Tissue-Based Products ("HCT/P") regulatory paradigm and not as a medical device, biologic, or drug. These tissues are regulated by the FDA as minimally-manipulated tissue and are covered by the FDA’s "Good Tissue Practice" regulations, which cover all stages of allograft processing. There can be no assurance our suppliers will continue to meet applicable regulatory requirements or that those requirements will not be changed in ways that could adversely affect our business. Further, there can be no assurance these products will continue to be made available to us or that applicable regulatory standards will be met or remain unchanged. Moreover, products derived from human tissue or bones are from time to time subject to recall for certain administrative or safety reasons and we may be affected by one or more such recalls.

In addition to our allograft solutions (HCT/Ps), we market and distribute additional demineralized bone putties, resorbable mesh with demineralized particulates, and synthetic putties and strips that are regulated by the FDA as medical devices. We also provide ancillary technologies regulated by the FDA as medical devices that aid in the surgical delivery of our bone grafting options. These products are sourced from third-party manufacturers, which we believe maintain an adequate inventory to avoid disruptions in product supply.

We also manufacture products derived from human tissue (demineralized bone tissue). Internally produced HCT/Ps may fall within the definition of a biological product, medical device, or drug regulated under the FDCA. These biologic, device, or drug HCT/Ps must comply both with the requirements exclusively applicable to HCT/Ps and with requirements applicable to biologics, devices, or drugs, including 510(k) clearance or PMA approval from the FDA.

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

Accreditation Requirements

Our subsidiary, Orthofix US LLC, has been accredited by the Accreditation Commission for Health Care, Inc. ("ACHC"), for medical supply provider services with respect to durable medical equipment, prosthetics, orthotics, and supplies ("DMEPOS"). ACHC, a private, not-for-profit corporation, which is certified to International Organization of Standardization ("ISO") 9001:2015 standards, was developed by home care and community-based providers to help companies improve business operations and quality of patient care. Although accreditation is generally a voluntary activity, where healthcare organizations submit to peer review their internal policies, processes, and patient care delivery against national standards, the Centers for Medicare and Medicaid Services ("CMS") required DMEPOS suppliers to become accredited. We believe that by attaining accreditation, Orthofix US LLC has demonstrated its commitment to maintain a higher level of competency and a willingness to strive for excellence in its products, services, and customer satisfaction.

Third-Party Payor Requirements

Our products may be reimbursed by third-party payors, such as government programs, including Medicare, Medicaid, and Tricare, or private insurance plans and healthcare networks. Third-party payors may deny reimbursement if they determine that a device provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. Also, non-government third-party payors are increasingly challenging the medical necessity and prices paid for our products and services. The Medicare program is expected to continue to implement a new payment mechanism for certain DMEPOS items via the implementation of its competitive bidding program. Bone growth therapy devices are currently exempt from this competitive bidding process. In addition, CMS has considered establishing a pre-authorization requirement for bone growth therapy products and mandatory Healthcare Common Product Coding System ("HCPCS") code verifications for this class of durable medical equipment. CMS has not initiated any rulemaking to advance these considerations; however, in the future we may be affected by these or other similar regulatory changes.

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

Laws Protecting the Confidentiality of Health Information

U.S. federal and state laws protect the confidentiality of certain health information, in particular individually identifiable information such as medical records, and restrict the use and disclosure of that protected information. At the federal level, the

HHS promulgates health information privacy and security rules under HIPAA. These rules protect health information by regulating its use and disclosure, including for research and other purposes. Failure of a HIPAA "covered entity" to comply with HIPAA regarding such protected health information ("PHI") could constitute a violation of federal law, subject to civil and criminal penalties. Covered entities include healthcare providers (including certain of those that sell devices or equipment) that engage in particular electronic transactions, including, as we do, the transmission of claims to health plans. Consequently, health information that we access, collect, analyze, and otherwise use and/or disclose includes PHI that is subject to HIPAA. As noted above, many state laws also pertain to the confidentiality of health information. Such laws are not necessarily preempted by HIPAA, in particular those state laws that afford greater privacy protection to the individual than HIPAA. These state laws typically have their own penalty provisions, which could be applied in the event of an unlawful action affecting health information.

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

Sales, Marketing, and Distribution

We have a broad sales network comprised of direct sales representatives, sales agents, and distributors. This established sales network provides us with a platform to introduce new products and expand sales of existing products. Our products are distributed in more than 60 countries worldwide.

Reporting Segments and Product Categories

We manage our business by two reporting segments, Global Spine and Global Limb Reconstruction, which account for 84% and 16%, respectively, of our total net sales in 2025.

2025 Net Sales by Geography
Millions
$800
$700
$600
$500
$400
$300
$200
$100
$-
Global Spine
Global Limb Reconstruction
U.S.
International

Sales Network

Our U.S. sales network is generally comprised of a mix of direct sales representatives and independent distributors, dependent upon each product category. An increasing number of these independent distributors sell products for more than one product category. Our Bone Growth Therapies product category is largely supported by a hybrid distribution network of direct sales representatives and independent distributors, whereas our Spinal Implants, Biologics, and Limb Reconstruction sales organizations primarily consist of regional and territory business managers who oversee a broad network of independent distributors and sales agents.

We market our Enabling Technologies portfolio through a direct sales force in the U.S. who collaborate with our independent sales agents to generate either a capital sale or place systems and components with a hospital in return for a long-term revenue commitment for our Spinal Implants and/or Biologics products.

In the U.S., we typically consign our Biologics products and consign or loan our Spinal Implants and Limb Reconstruction implant sets to hospitals and independent sales agents who in turn deliver them to the hospital for a single surgical procedure. In other instances, we leave sets with hospitals that are high volume users for use in multiple procedures. These sets typically contain the instruments, including disposables, and implants required to complete a surgery. Our Limb Reconstruction business provides a wide array of single use pack procedural solutions, alleviating the burden of instrument sets.

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

Competition

The global spine, biologics, limb reconstruction, and image guided surgery markets are highly competitive. We face significant competition in these markets from the spine and orthopedic divisions of large multinational medical device companies, established companies focused solely or primarily on spine and orthopedics, and from smaller, emerging companies focused on product innovation. These competitors are focused on bringing new technologies to market and acquiring technologies and technology licenses that directly compete with our products or that have potential product advantages that could render our products obsolete or noncompetitive.

Our Bone Growth Therapies product category competes principally with similar products marketed by EBI, Enovis, Bioventus, Theragen, and Xstim. Our primary competitors in the Biologics, Enabling Technologies, and Spinal Implants markets include Alphatec Spine, Baxter, B. Braun, Brainlab, Bioventus, Cerapedics, DePuy Synthes Spine (a Johnson & Johnson company), Globus Medical, Highridge Medical, Medtronic, VB Spine, XTANT Medical, and various smaller public and private companies. For Global Limb Reconstruction devices, our principal competitors include DePuy Synthes, Stryker, Smith & Nephew, Globus Medical, Enovis, Paragon 28, and OrthoPediatrics.

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

Bone Growth Therapies, Spinal Implants, Enabling Technologies, and Global Limb Reconstruction Products

We generally design, develop, assemble, test, and package our Bone Growth Therapies, Spinal Implants, Enabling Technologies, and Global Limb Reconstruction products, and subcontract the manufacturing of a substantial portion of the component parts and instruments. Although certain aspects of our key raw materials are obtained from a single source, we believe alternate sources for these materials are available. Further, we believe an adequate inventory supply is maintained to avoid product flow interruptions. Historically, we have not experienced difficulty in obtaining the materials necessary to meet our production schedules.

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

We also partner with MTF to provide our customers allograft solutions (HCT/Ps) for various spine, orthopedic and other bone repair needs. MTF provides donor screening, processing, and quality standards that are expected by our customers. Our partnership with MTF allows us to exclusively market the Virtuos Lyograft, Trinity Elite, FiberFuse and FiberFuse Strip, and certain other tissue forms.

Human Capital Resources

Our key human capital objectives in managing our business include attracting, developing, and retaining top talent while integrating diversity, equity, and inclusion principles into our core values.

Employees

As of December 31, 2025, we had 1,605 employees worldwide. Of these, 1,222 were employed in the U.S. and 383 were employed at other non-U.S. locations. Our relations with our Italian employees, who numbered 247 at December 31, 2025, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. We are not a party to any other collective bargaining agreements.

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

Diversity and Inclusion

We foster a culture where every team member is empowered to take ownership, innovate boldly, and win together. We believe that when individuals feel respected, heard, and included, they can bring their whole selves to work, and that’s when we do our best work.

We are committed to creating an environment where inclusion is intentional, collaboration is foundational, and success is celebrated. Our commitment extends to supporting veterans, accommodating individuals with disabilities, and advocating for the LGBTQ+ community. We strive to ensure every employee feels seen, valued, and empowered to thrive.

Our teams are strengthened by the diverse perspectives, backgrounds, and ideas of our global workforce. We proudly uplift and recognize this diversity by honoring cultural and awareness events throughout the year, such as Black History Month, Women’s History Month, Asian Pacific American Heritage Month, LGBTQ Pride Month, Mental Health and Awareness Month, Veterans' Day, Diwali, Ramadan, Kwanzaa, Christmas, Hanukkah, Juneteenth, Memorial Day, and Hispanic and Native American Heritage Months. These moments serve not only as celebrations but also as opportunities for education, connection, and inclusion.

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

Community

Our commitment to community involvement is grounded in our belief that meaningful impact starts with our people. Since the launch of Orthofix Gives Back in 2022, we have taken a more focused, values-driven approach to community engagement. Our philosophy is simple but intentional: we lead with time and talent. We focus our efforts on opportunities where our skills, expertise, and values can make a lasting impact, particularly in areas where we have influence or a direct business interest.

Our efforts are guided by three core principles:

•
Relevance to Our Business
We seek opportunities that are directly connected to our purpose, whether through health innovation, education, or patient support.
•
Supporting Our Values
Everything we do reflects the values that define us – Take Ownership, Innovate Boldly, and Win Together. These values shape our community efforts just as they do in our business practices, encouraging accountability, creativity, and collaboration in every initiative.
•
Promoting Inclusion
Orthofix Gives Back celebrates diverse voices and champions inclusive involvement. We actively create opportunities for all employees to participate in ways that reflect their unique passions and local needs.

In addition to grassroots volunteerism, we are proud to collaborate with leading clinical partners. These partnerships are rooted in co-development, clinical research, and technology innovation. Many of Orthofix’s most groundbreaking solutions have emerged from these collaborations, demonstrating the power of shared expertise to transform lives.

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

Risks Related to our Business and Industry

We continue to integrate legacy businesses that operate in different market segments, and we may not be able to achieve all of our intended synergies between such legacy businesses.

In early 2023, we completed an all-stock merger whereby we acquired our SeaSpine business, which forms significant portions of the spinal implants and enabling technologies and biologics technologies portions of our Global Spine reporting segment. During the 3-year period since the merger closed, we have worked to gradually integrate these businesses into our existing operations. Such integration activities have included, among other things, rationalizing overlapping products, consolidating customer, distributor and other contracts from legacy businesses, addressing change in control, termination, buyout or other provisions in certain distributor, customer and other agreements, and unifying our employee base and various functional departments (e.g., such as research and development, human resources, finance, accounting, intellectual property, manufacturing, legal, regulatory and information technology). We have incurred substantial expenses in connection with these integration activities. While we have made substantial progress integrating these businesses, we continue to work to further integrate the businesses. There can be no assurance that we will be successful in integrating the businesses to the extent we plan or desire, or that we will realize the operating efficiencies, cost savings and other benefits that we seek to achieve through such activities.

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
•
Physicians have increasingly moved from independent, out-patient practice settings toward employment by hospitals and other larger healthcare organizations, which align physicians’ product choices with their employers’ price sensitivities and adds to pricing pressures. Hospitals have introduced and may continue to introduce new pricing structures into their contracts to contain healthcare costs, including fixed price formulas and capitated and construct pricing.
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

Generally, we have obtained 510(k) clearance to manufacture, market, and sell the products we market in the U.S. and the right to affix the CE mark to the products we market in the EEA. To date, we have not been required to generate new clinical data to support our 510(k) clearances, CE marks, or product registrations in other countries. However, the E.U. MDR, which replaced the prior medical device directives in May 2021, requires submission of certain pre- and post-market data to maintain our CE marks. Additionally, we recently completed an analysis of which of our product systems will require submission of clinical data pursuant to MEDDEV 2.7.1 rev 4, which sets forth the European Commission's ("EC") guidance on the clinical evaluation of medical devices. Accordingly, and in line with our vision to deliver clinical value, we have commenced clinical data collection activities for certain of our marketed products as more fully described elsewhere in this Item 1A.

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

With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of HHS’ Agency for Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes, improves patient outcomes less than we initially expected, or carries previously undiscovered risks. Such results would reduce demand for our products, affect sustainable reimbursement from third-party payors, significantly reduce our ability to achieve expected revenue, and could cause us to withdraw our products from the market and could prevent us from sustaining or increasing profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, negative publicity, and damage to our reputation, and we could experience a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition, and results of operations. The spine medical device market has been particularly prone to potential product liability claims that are inherent in the testing, manufacture, and sale of medical devices and products for spine surgery procedures.

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

In the U.S., Federal and State privacy and security laws require certain of our operations to protect the confidentiality of personal information including patient medical records and other health information. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the E.U., and the GDPR may impose fines of the greater of 20 million Euros or four percent of our global revenue in the event of violations. Some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict the transfer or processing of that data. We are also subject to the California Consumer Privacy Act (the "CCPA"), which went into effect in January 2020. In November 2020, California passed the California Privacy Rights Act (the "CPRA"), which builds on the CCPA and expands consumer privacy rights to more closely align with the GDPR. The CPRA went into effect on January 1, 2023, and applies to information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. We believe that we meet the expectations of applicable regulations and that the ongoing costs of compliance with such rules are not material to our business, but could become material due to new regulations. There is no guarantee that we will be able to comply with these regulations. We work with personal identifiable information and PHI, and we may not be able to avoid the negative reputational and other effects that might ensue from a significant data breach or failure to comply with applicable data privacy regulations, each of which could have significant adverse effects on our business, financial condition, or results of operations.

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

We contract with third-party manufacturers to produce many of our products like many other companies in the medical device industry. If we or any such manufacturer fails to meet production and delivery schedules, it could have an adverse impact on our ability to sell such products. Further, whether we directly manufacture a product or utilize a third-party manufacturer, shortages and spoilage of materials, labor stoppages, product recalls, manufacturing defects, and other similar events could delay production and inhibit our ability to bring a new product to market in timely fashion. For example, the supply of the Trinity Elite and Trinity Evolution allografts are derived from human cadaveric donors, and our ability to market the tissues depends on MTF continuing to have access to donated human cadaveric tissue and their continued maintenance of high standards in their processing methodology.

We depend on a limited number of third-party suppliers for processing activities, components and raw materials and losing any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business.

Outside suppliers, some of whom are sole-source suppliers, provide us with products, raw materials, and components used in manufacturing our products. We strive to maintain sufficient inventory of products, raw materials, and components so that our production will not be significantly disrupted if a particular product, raw material, or component is not available to us for a period of time, including as a result of a supplier's loss of its ISO or other certification or as a result of any of the disruptions described above under the risk factor titled "If any of our manufacturing, development, or research facilities are damaged and/or if our manufacturing processes are interrupted, we could experience supply disruptions and/or lost revenues and our business could be seriously harmed including as the result of natural disasters and other catastrophic events outside our control." For example, a certain number of our products require titanium, which is sourced from third-party suppliers. Although the titanium required for such products is not directly sourced from Russia, the current war between Russia and Ukraine and the resulting geopolitical events and consequences are negatively impacting the wider titanium supply chain. These geopolitical events and consequences, including the imposition of sanctions, may negatively impact the ability of our local supply sources to timely supply titanium to us. In addition, some of our suppliers may choose to discontinue making their products available in the E.U. rather than follow MDR, which would require us to identify alternate supply sources for those products. Any such disruption in our production could harm our reputation, business, financial condition, and results of operations.

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

Further, under the FDA Safety and Innovation Act, which includes the Medical Device User Fee Amendments of 2012, as well as other medical device provisions, all U.S. and foreign manufacturers must have an FDA Establishment Registration and complete Medical Device listings for sales in the U.S. While we believe that our facilities materially comply with these requirements, we also source products from foreign contract manufacturers. It is possible that some of our foreign contract manufacturers will not comply with applicable requirements and choose not to register with the FDA. In such an event, we will need to determine if there are alternative foreign contract manufacturers who comply with the applicable requirements. If such a foreign contract manufacturer is a sole supplier of one of our products, there is a risk that we may not be able to source another supplier.

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

Further, we face significant challenges and risks in managing our geographically dispersed distribution network and retaining the independent sales representatives and distributors who make up that network, and as we launch new products and increase our marketing efforts with respect to existing products, we plan to expand the reach of our marketing and sales efforts and may need to hire new independent sales representatives and distributors. Independent sales representatives and distributors require significant technical expertise in various areas such as spinal care practices, spine injuries and disease, and spinal health and they require training and time to achieve full productivity. We may not attract or retain qualified independent sales representatives and distributors or enter into agreements with them on favorable or commercially reasonable terms, if at all. This could be due to a number of factors, including, but not limited to, perceived deficiencies, or gaps, in our existing product portfolio, intense competition for services of independent sales representatives and distributors, unreasonable demands by existing independent sales representatives and distributors, or the disruption associated with restrictive covenants to which representatives or distributors may be subject and potential litigation and expenses associated therewith. We may also experience unforeseen disengagement from independent sales representatives and distributors who have worked with us for many years. Even if we enter into agreements with additional qualified independent sales representatives or distributors, it often takes six to twelve months for new sales representatives or distributors to reach full operational effectiveness and they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our products. Our success will depend largely on our ability to continue to hire, train, retain, and motivate qualified independent sales representatives and distributors. If we cannot expand our sales and marketing capabilities domestically and internationally, if we fail to train new independent sales representatives and distributors adequately, or if we experience high turnover in our sales network, we may not commercialize our products adequately, or at all, which would adversely affect our business, results of operations, and financial condition.

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
•
availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us; and
•
having to comply with various U.S. and international laws, including the Foreign Corrupt Practices Act (the "FCPA") and anti-money laundering laws, and violation by our independent sales representatives or distributors of such laws.

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

We are subject to the FCPA and other similar anti-bribery laws, and any violations of such laws could subject us to adverse consequences.

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

U.S. government agencies continue efforts to modify regulations promulgated under the ACA. For example, CMS began permitting states to impose work requirements on persons covered by Medicaid expansion plans, certain federal subsidies have ended, and certain short-term insurance plans not offering the full array of ACA benefits have been allowed to extend in duration. Some of these changes are being challenged in U.S. courts and so their long-term impact remains uncertain. This changing federal landscape has both positive and negative impacts on the U.S. healthcare industry, with much remaining uncertain as to how various provisions of federal law, and potential modification or repeal of these laws, will ultimately affect the industry. Persisting uncertainty with respect to the scope and effect of certain provisions of the ACA have made compliance costly. In addition, the rise of healthcare costs over the last decade has resulted in legislators discussing potential further initiatives and/or reforms to further curb costs. Any future changes to the ACA, other such legislation, or the rules or regulations promulgated thereunder, depending on their nature, could affect rebates, prices, or the rate of price increases for health care products and services, or required reporting and disclosure, and could have an adverse effect on our ability to maintain or increase sales of any of our products and achieve profitability. We cannot predict the timing or impact of any future rulemaking or changes in the law. However, any changes that have the effect of reducing reimbursements for our products or reducing medical procedure volumes could have a material and adverse effect on our business, financial condition, and results of operations.

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

The import and export of our products involve subsidiaries and third parties operating in jurisdictions with different customs and import/export rules and regulations. Customs authorities in the U.S. and/or such jurisdictions may challenge our treatment of customs and import/export rules relating to product shipments under aspects of their respective customs laws and treaties. If we are unsuccessful in defending our treatment of customs and import/export classifications, we may be subject to additional customs duties, fines, or penalties that could adversely affect our profitability.

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

We and certain of our suppliers also have been subject to and continue to be subject to announced and unannounced inspections by the FDA (and equivalent foreign regulatory bodies) to determine our compliance with FDA’s QSR and other regulations. Allegations may be made against us or against our suppliers, including donor recovery groups or tissue banks, claiming noncompliance with applicable FDA regulations or other relevant statutes and regulations (including, for example, that the acquisition or processing of biomaterials products does not comply with such regulations). In addition, former employees who are unhappy with the terms of their terminations of employment have made false allegations against us in the past and may do so in the future. Allegations of any kind could cause regulators or other authorities to investigate or take other action against us or our suppliers, or could cause negative publicity for us or our industry generally. If the FDA or other domestic or foreign government authority or "Notified Body" were to investigate us, because of an allegation or otherwise, and if the FDA or such other authority or Notified Body were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, such agency or authority could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines and civil penalties against us, our officers, our employees, or our suppliers; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution, any of which may result in unanticipated expenditures to address or defend such actions. The FDA and other regulatory bodies also have the authority to request repair, replacement, or refund of the cost of any medical device manufactured or distributed by us. The FDA may also recommend prosecution to the U.S. DOJ. Any notice or communication from the FDA or other body regarding a failure to comply with applicable requirements, or negative publicity or product liability claims resulting from any adverse regulatory action, could have a material adverse effect on our development of new laboratory tests, business strategy, financial condition, results of operations, or cash flows.

We have little control over the ongoing compliance of our suppliers with applicable regulations. Their failure to comply may expose us to regulatory action and other liability, including fines and civil penalties, suspension of production, suspension or delay in new product approval or clearance, product seizure or recall, or withdrawal of product approval or clearance.

Moreover, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The EC has harmonized national regulations for the control of medical devices through European Medical Device Directives ("MDD") with which manufacturers must comply. Under these new regulations, manufacturing plants must have received a full Quality Assurance Certification from a "Notified Body" in order to be able to sell products within the member states of the E.U. This Certification allows manufacturers to stamp the products of certified plants with a "CE" mark. Products covered by the EC regulations that do not bear the CE mark cannot be sold or distributed within the E.U. We have received certification for all currently existing manufacturing facilities.

In addition, until a completed mutual recognition agreement exists between Switzerland and the E.U., Switzerland is considered a "Third Country" under the European MDD, which results in registration requirements in Switzerland being different than in other E.U. countries. The company has, however, pursued registration of certain key products in Switzerland under their new laws. Similar activities have been pursued in the U.K. in relation to Brexit.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, adequately protect our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor or other third-party, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable.

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

Product liability claims are expensive to defend, divert our management’s attention and, if we are not successful in defending the claim, can result in substantial monetary awards against us or costly settlements. Further, successful product liability claims made against one or more of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Any product liability claim brought against us, with or without merit and regardless of the outcome or whether it is fully pursued, may result in decreased demand for our products, injury to our reputation, significant litigation costs, product recalls, loss of revenue, the inability to commercialize new products or product candidates, and adverse publicity regarding our products. Any of these may have a material and adverse effect on our reputation with existing and potential customers and on our business, financial condition, and results of operations. In addition, a recall of some of our products, whether or not the result of a product liability claim, could result in significant costs and loss of customers.

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

Several litigation and arbitration matters against the Company (and in certain cases, current and former directors and officers) are pending in connection with these terminations. These matters include (i) arbitration claims by the three former executives against the Company, (ii) a consolidated securities class action complaint alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s public disclosures during the periods preceding such terminations, and (iii) a consolidated derivative complaint alleging claims against certain of the Company’s current and former officers and directors based on the same allegations made in the securities class action complaints. Additional lawsuits or proceedings against the Company and/or its current or former directors and officers in connection with these matters may be filed in the future.

In the event that any of these claims, or other future related or unrelated claims, are successful, they could result in costs to us that may negatively affect our liquidity and financial condition. This may in turn significantly adversely affect our business and operations. In addition, these matters also divert management’s attention and resources, which could adversely affect the operation of our business while such claims proceed.

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

Because some of our revenue, operating expenses, assets, and liabilities are denominated in foreign currencies, we are subject to foreign exchange risks that could adversely affect our operations and reported results. To the extent that we incur expenses or recognize net sales in currencies other than the U.S. Dollar, any change in the values of those foreign currencies relative to the U.S. Dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our current assets denominated in foreign currency are greater or less than our current liabilities denominated in foreign currencies, we have potential foreign exchange exposure. The fluctuations of foreign exchange rates during 2025 had a favorable impact of $2.9 million on net sales outside of the U.S. Although we seek to manage our foreign currency exposure by matching non-dollar revenues and expenses, exchange rate fluctuations could have a material adverse effect on our results of operations in the future. To minimize such exposures, we may enter into currency hedges from time to time.

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

We are subject to taxes in the U.S. and numerous foreign jurisdictions. Significant judgment and interpretation of tax laws are required to estimate our tax liabilities. Tax laws and rates in various jurisdictions may be subject to significant change as a result of political and economic conditions. Our effective income tax rate could be adversely affected by changes in those tax laws and regulations, changes in the mix of earnings among tax jurisdictions, changes in the valuation of our deferred tax assets and liabilities, vesting of equity awards at a price below the original valuation, historical entity classification elections, and the resolution of matters arising from tax audits.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years, or 15 years for such expenditures incurred outside of the U.S. On July 4, 2025, the One Big Beautiful Bill Act was enacted, which eliminated this requirement related to such expenditures for activities performed in the U.S. The remaining requirement may have a significant impact on our cash tax liability and our effective tax rate as we perform research and development in the U.S., Italy, and Canada.

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

We hold our cash and cash equivalents used to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balances held in these accounts typically exceed the Federal Deposit Insurance Corporation standard deposit insurance limit or similar applicable government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

General Risks

Our stock price has fluctuated and may continue to fluctuate, which may make future prices of our stock difficult to predict.

Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations, or cash flows. Our stock price, like that of other medical device companies, can be volatile and can be affected by, among other things: speculation, coverage, or sentiment in the media or the investment community; the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures, or other significant transactions by us or our competitors; our quarterly financial results and comparisons to estimates by the investment community or financial outlook provided by us; the financial results and business strategies of our competitors; publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts; changes in laws or regulations affecting our business, including tax legislation; changes in accounting standards, policies, guidance, interpretations, or principles; threatened or actual litigation or governmental investigations; and inflation, market volatility or downturns caused by outbreaks, epidemics, pandemics, geopolitical tensions or conflicts, or other macroeconomic dynamics. General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance may also affect the price of our stock.

In addition, the stock market in general, and the stocks of medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. This could limit or prevent investors from readily selling their shares and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market for a company’s securities. Such litigation has been instituted against us and may be instituted against us in the future, and could result in substantial costs, divert our management’s attention and resources, and harm our business, financial condition, and results of operations.

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

In recent years there has been an increased focus on the governance of environmental and social risks. A number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. A number of participants in the medical device industry have also joined voluntary ESG groups or organizations, such as the Responsible Business Alliance. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue, and results of operations.

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

In recent years there has been an increased focus from certain investors, customers, consumers, and other stakeholders concerning corporate citizenship and sustainability matters. We could be perceived as not acting responsibly in connection with these matters. In addition, various regulators around the world currently require, or may in the future require, increased reporting of company ESG metrics, which may raise our costs of ESG compliance. Our business could be negatively impacted by such requirements. Any such requirements or matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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

We maintain formal processes for our cybersecurity program and incident response procedures, which are updated at least annually and reviewed by external legal and cybersecurity advisors. These processes include, among other things, detailed steps on how we assess cyber risks, identify threats, and determine the materiality of cyber incidents. These processes also designate certain roles within the company to execute these policies and certain leadership roles to manage material risk escalation. These processes endeavor to follow the National Institute of Standards and Technology Cybersecurity Framework and are tested at least annually.

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

As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years.

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

Management is responsible for our company’s day-to-day risk management activities. Our cybersecurity program is led by our Chief Information Officer, who is responsible for assessing and managing cybersecurity risks. He has over 25 years of experience in both military and corporate leadership roles, including 14 years of experience in CIO-level leadership roles, including consulting with major firms, covering technology and security operations responsibility.

Our Vice President, Information Security, who reports to our Chief Information Officer, is responsible for cybersecurity program execution, risk management, and oversight of information security staff and consultants. She has over 20 years of experience in IT roles, including 15 years in IT leadership roles and 7 years in cybersecurity program execution and oversight of information security.

Our Manager, Information Security, who reports to our Vice President, Information Security, is responsible for managing our security analyst and engineering team and is also responsible for the tactical execution of security operations. He has over 25 years of experience in IT roles including 15 years of experience in security leadership. He also has the following certifications: ISC2 CISSP, EC-Council Certified Ethical Hacker, and numerous vendor specific certifications.

As cybersecurity risks arise, our Information Security team executes the incident response procedure and communicates the appropriate details to management in alignment with the escalation steps in the procedure. In addition, our Chief Information Officer, Vice President, Information Security, and Manager, Information Security, conduct monthly cybersecurity program status reviews with the Information Security team that includes key performance indicator tracking, risk assessment, escalation actions, and project status.

Item 2. Properties

We lease or own real property to support our business. The following lists those properties that we believe are material to our business. We believe that our facilities meet our current needs and that we will be able to renew any such leases when needed on acceptable terms or find alternative facilities.

Facility	Location	Approx. Square Feet	Ownership
Manufacturing, warehousing, distribution, research and development, location of a cadaveric training laboratory, and administrative facility for corporate functions and all reporting segments	Lewisville, TX	140,000	Leased
Design, development, marketing, and inspection for biologics and spinal implant products, distribution of certain Spinal Implant products, location of a cadaveric training laboratory, and administrative facility	Carlsbad, CA	82,000	Leased
Manufacturing and distribution for certain Biologics products	Irvine, CA	70,000	Leased
Manufacturing, warehousing, distribution, research and development, and administrative facility for Motion Preservation	Sunnyvale, CA	25,000	Leased
Design of Spinal Implants and location of a cadaveric training laboratory	Wayne, PA	3,700	Leased
Design, development, and marketing for Enabling Technologies products	Toronto, Canada	9,200	Leased
Research and development, component manufacturing, quality control and training facility for Limb Reconstruction products and sales management, distribution and administrative facility for Italy	Verona, Italy	38,000	Owned
International distribution center for Limb Reconstruction products	Verona, Italy	18,000	Leased
Mechanical workshop for Limb Reconstruction products	Verona, Italy	9,000	Leased
Sales management, distribution and administrative facility for United Kingdom	Maidenhead, England	5,600	Leased
Sales management, distribution and administrative facility for Brazil	São Paulo, Brazil	26,300	Leased
Sales management, distribution and administrative facility for France	Arcueil, France	8,500	Leased
Sales management, distribution and administrative facility for Germany	Munich, Germany	2,300	Leased

Our manufacturing facilities are registered with the FDA. Our facilities are subject to FDA inspection to ensure compliance with its QSRs. For further information regarding the status of FDA inspections, see Item 1, "Business", under the subheading "Government Regulation."

Item 3. Legal Proceedings

For a description of material pending legal proceedings, refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol "OFIX". As of February 20, 2026, we had 404 holders of record of our common stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares are held by banks, brokers, and other financial institutions. The closing price of our common stock on February 20, 2026, was $13.87. The following table shows the high and low sales prices for our common stock for each of the two most recent fiscal years.

	High	Low
2024
First Quarter	$14.90	$12.38
Second Quarter	15.90	12.08
Third Quarter	17.67	12.72
Fourth Quarter	20.73	14.73
2025
First Quarter	$20.48	$15.50
Second Quarter	16.40	10.24
Third Quarter	15.63	10.54
Fourth Quarter	16.99	13.87

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2025, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Performance Graph

The following performance graph is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"). This information will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate this information by reference.

The following graph compares our annual percentage change in cumulative total return on common shares over a period of five years ended December 31, 2025, with the cumulative total return of companies comprising the NASDAQ Composite Index and the NASDAQ Stocks (SIC 3840-3849 US & Foreign) Surgical, Medical, and Dental Instruments and Supplies Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2020, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with "Forward-Looking Statements" and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The discussion and analysis below is focused on our 2025 and 2024 financial results, including comparisons of our year-over-year performance between these years. Discussion and analysis of our 2023 fiscal year, as well as the year-over-year comparison of our 2024 financial performance to 2023, is located in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025, which is available on our website at www.orthofix.com and the SEC’s website at www.sec.gov.

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

In January 2023 we completed a “merger of equals” transaction with SeaSpine whereby we acquired SeaSpine via an all-stock merger. For additional discussion of the merger with SeaSpine, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report. The shares of common stock of Orthofix, as the corporate parent entity in the combined company structure, continue to trade on NASDAQ under the symbol "OFIX".

In February 2025, we announced our intent to discontinue our M6-C artificial cervical disc and M6-L artificial lumbar disc product lines (together, the "M6 artificial discs" or "M6 product lines") in order to allocate associated resources and investments to more profitable growth opportunities. All pro forma measures contained within this discussion of our operating results exclude the impact of this decision to discontinue the product lines.

Notable financial results in 2025 include the following:

•
Net sales of $822.3 million, including sales from our M6 artificial cervical and lumbar discs, and pro forma net sales of $811.9 million, excluding net sales from our M6 discs, representing an increase of 2.9% on a reported basis and 4.1% on a pro forma constant currency basis compared to the prior year
•
Global Spine Fixation net sales growth of 10.1% on both a reported and pro forma constant currency basis over the prior year, inclusive of U.S. Spine Fixation net sales growth of 5.5% compared to prior year
•
Bone Growth Therapies ("BGT") net sales of $247.2 million, representing growth of 5.9% compared to the prior year
•
Global Limb Reconstruction net sales of $134.7 million, representing growth of 8.4% on a reported basis and 5.3% on a constant currency basis over the prior year, inclusive of U.S. Limb Reconstruction growth of 15.8% compared to the prior year

Results of Operations

The following table presents certain items in our consolidated statements of operations as a percent of net sales:

	Year ended December 31,
	2025 (%)	2024 (%)	2023 (%)
Net sales	100.0	100.0	100.0
Cost of sales	31.2	31.7	34.9
Gross profit	68.8	68.3	65.1
Sales, general, and administrative	67.4	66.6	71.0
Research and development	8.0	9.2	10.7
Acquisition-related amortization, impairment, and remeasurement	3.3	3.1	2.0
Operating loss	(9.9)	(10.6)	(18.6)
Net loss	(11.2)	(15.8)	(20.3)

Net Sales by Reporting Segment

The following table provides net sales by major product category by reporting segment:

				Percentage Change
				2025/2024	2025/2024	2024/2023	2024/2023
(U.S. Dollars, in thousands)	2025	2024	2023	Reported	Constant Currency	Reported	Constant Currency
Bone Growth Therapies	$247,164	$233,405	$212,530	5.9%	5.9%	9.8%	9.8%
Spinal Implants, Biologics, and Enabling Technologies	440,491	441,909	418,789	-0.3%	-0.3%	5.5%	5.5%
Global Spine	687,655	675,314	631,319	1.8%	1.8%	7.0%	7.0%
Global Limb Reconstruction	134,657	124,177	115,322	8.4%	5.3%	7.7%	7.9%
Net sales	$822,312	$799,491	$746,641	2.9%	2.4%	7.1%	7.1%

Global Spine

Global Spine offers the following products categories:

-
BGT manufactures, distributes, sells, and provides support services for market-leading devices used adjunctively in high-risk spinal fusion procedures and treats both nonunion and acute fractures in the orthopedic space. BGT uses distributors and a direct sales channel to sell its devices and provide associated support services to hospitals, healthcare providers, and patients in the U.S.
-
Spinal Implants, Biologics, and Enabling Technologies is comprised of a broad portfolio of spine fixation implant products used in surgical procedures of the spine, one of the most comprehensive biologics portfolios in both the demineralized bone matrix and cellular allograft market segments and image-guided surgical solutions to facilitate degenerative, minimally invasive, and complex surgical procedures. Spinal Implants, Biologics, and Enabling Technologies products are sold through a network of distributors and sales representatives to hospitals and healthcare providers on a global basis for Spinal Implants and Enabling Technologies, and primarily within the U.S. for Biologics.

2025 Compared to 2024

Net sales increased $12.3 million or 1.8%

•
BGT net sales increased $13.8 million, or 5.9%, driven by (i) favorable changes in average sales prices, (ii) increases in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets, and (iii) continued market share growth of AccelStim
•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $11.6 million, or 2.8%, primarily due to increased sales growth from new and existing high-volume distributor partners within Spine Fixation, which saw growth in its cervical, interbody, and thoracolumbar franchises; growth in these areas was partially offset by a decline in Biologics
•
Net sales from the M6 product lines decreased $13.0 million, or 55.4%, as a result of the announcement and discontinuation of the product lines in 2025 to focus resources and investments in more profitable growth opportunities

Global Limb Reconstruction

Global Limb Reconstruction offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. Global Limb Reconstruction sells its products through a global network of distributors and sales representatives to hospitals, healthcare organizations, and healthcare providers.

2025 Compared to 2024

Net sales increased $10.5 million, or 8.4% on a reported basis and 5.3% on a constant currency basis

•
U.S. growth of $5.3 million, or 15.8%, largely due to investments made in recent product launches, commercial execution within our sales channel, and from growth within our TrueLok and Fitbone product lines

•
International growth of $1.2 million, or 1.4% on a constant currency basis, primarily driven by sales from new products launched in the past three years and partially offset by large orders made by NGOs in the prior year
•
Increase of $3.9 million due to movement in foreign currency exchange rates, which had a favorable impact on net sales in 2025

Gross Profit

				Percentage Change
(U.S. Dollars, in thousands)	2025	2024	2023	2025/2024	2024/2023
Net sales	$822,312	$799,491	$746,641	2.9%	7.1%
Cost of sales	256,295	253,606	260,368	1.1%	-2.6%
Gross profit	$566,017	$545,885	$486,273	3.7%	12.3%
Gross margin	68.8%	68.3%	65.1%	0.5%	3.2%

2025 Compared to 2024

Gross profit increased $20.1 million, or 3.7%

•
Increase in gross profit driven by net sales growth across BGT, Spinal Implants, Enabling Technologies, and Limb Reconstruction product categories
•
Increase in gross profit of $12.2 million driven by a reduction in amortization of the inventory fair value step-up recognized in the Merger, which was amortized over the expected sales cycles of the acquired inventory and concluded in December 2024
•
Partially offset by a decrease in gross profit of $4.6 million resulting from increased inventory reserve expenses, primarily driven by our decision to discontinue the M6 product lines in order to focus resources and investments on more profitable growth opportunities

Sales, General, and Administrative Expense

				Percentage Change
(U.S. Dollars, in thousands)	2025	2024	2023	2025/2024	2024/2023
Sales, general, and administrative	$554,329	$532,525	$530,395	4.1%	0.4%
As a percentage of net sales	67.4%	66.6%	71.0%	0.8%	-4.4%

2025 Compared to 2024

Sales, general, and administrative expense increased $21.8 million

•
Increase of $17.6 million associated with certain legal matters, including ongoing arbitration proceedings with former executives and related securities class action and shareholder derivative complaints
•
Increase of $10.1 million related to impairments of certain assets, restructuring costs, and losses incurred as a result of our decision to discontinue the M6 product lines
•
Increase of $4.1 million in certain compensation related costs, including commissions, due to increased headcount and net sales
•
Partially offset by a decrease of $9.9 million in succession charges and share-based compensation expense, primarily as a result of changes made in our executive leadership positions in the prior year

Research and Development Expense

				Percentage Change
(U.S. Dollars, in thousands)	2025	2024	2023	2025/2024	2024/2023
Research and development	$65,847	$73,643	$80,231	-10.6%	-8.2%
As a percentage of net sales	8.0%	9.2%	10.7%	-1.2%	-1.5%

2025 Compared to 2024

Research and development expense decreased $7.8 million

•
Decrease of $3.5 million as a result of our decision to discontinue the M6 product lines, with this decrease primarily attributable to decreases in compensation costs, clinical studies, and other product development costs
•
Decrease of approximately $3.2 million in other employee compensation and benefit costs, including share-based compensation expense, as a result of recent integration and restructuring activities
•
Decrease of $1.4 million in costs to comply with the European Union Medical Device Regulations

Acquisition-related Amortization, Impairment, and Remeasurement

				Percentage Change
(U.S. Dollars, in thousands)	2025	2024	2023	2025/2024	2024/2023
Acquisition-related amortization, impairment, and remeasurement	$27,269	$24,336	$14,757	12.1%	64.9%
As a percentage of net sales	3.3%	3.1%	2.0%	0.2%	1.1%

2025 Compared to 2024

Acquisition-related amortization, impairment, and remeasurement increased $2.9 million

•
Increase of $11.0 million in amortization and impairment expense of acquired intangibles, primarily associated with the impairment of certain acquired intangible assets as a result of the discontinuation of the M6 product lines and other product portfolio decisions
•
Decrease of $8.0 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC ("Lattus") assumed in the Merger

Non-operating Income (Expense)

				Percentage Change
(U.S. Dollars, in thousands)	2025	2024	2023	2025/2024	2024/2023
Interest expense, net	$(17,488)	$(29,631)	$(8,631)	-41.0%	243.3%
Other income (expense), net	8,106	(9,625)	(938)	-184.2%	926.1%

Non-operating income (expense) largely consists of net interest income and expense, transaction gains and losses from changes in foreign currency exchange rates, changes in fair value related to our equity holdings in certain privately-held companies, and credit losses recognized on certain convertible debt investments. Foreign exchange gains and losses are primarily a result of several of our foreign subsidiaries holding trade and intercompany payables or receivables in currencies (most notably the U.S. Dollar) other than their functional currency.

2025 Compared to 2024

Interest expense, net, decreased $12.1 million

•
Favorable change of $11.4 million associated with the extinguishment of our former Financing Agreement with Blue Torch Finance LLC and from favorable interest rates and amortization of debt issuance costs after refinancing our outstanding indebtedness in November 2024
•
Favorable change of $0.9 million resulting from interest earned on certain Employee Retention Credit refunds received during 2025
•
Partially offset by an unfavorable change of $0.2 million as a result of the conversion of our former convertible loan with Neo Medical into preferred equity securities in the second quarter of 2024

Other income (expense), net, increased $17.7 million

•
Favorable change of $7.3 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement gain of $2.9 million in 2025 compared to a loss of $4.4 million in 2024
•
Favorable change of $5.1 million, related to impairments totaling $6.8 million on certain investments measured at fair value in prior year and partially offset by a $1.7 million gain recognized in the prior year upon conversion of the Neo Medical convertible loan into shares of equity

•
Favorable change of $4.8 million from the receipt of Employee Retention Credit refunds received during 2025

Income Tax Expense

				Percentage Change
(U.S. Dollars, in thousands)	2025	2024	2023	2025/2024	2024/2023
Income tax expense	$1,382	$2,122	$2,716	-34.9%	-21.9%
Effective tax rate	-1.5%	-1.7%	-1.8%	0.2%	0.1%

2025 Compared to 2024

Income tax expense decreased by $0.7 million

•
Decrease of $3.4 million associated with lower financial statement losses offset by valuation allowances
•
Increase of $1.3 million associated with cross border tax impacts
•
Increase of $1.4 million associated with statute expirations on uncertain tax positions in 2024 not recurring in 2025

2024 Compared to 2023

Income tax expense decreased by $0.6 million

•
Increase of $5.2 million associated with lower financial statement losses partially offset by valuation allowances
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

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at December 31, 2025, was $85.1 million compared to $85.7 million at December 31, 2024.

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	Change
Net cash provided by operating activities	$33,347	$25,790	$7,557
Net cash used in investing activities	(34,598)	(27,580)	(7,018)
Net cash provided by (used in) financing activities	(786)	50,709	(51,495)
Effect of exchange rate changes on cash and restricted cash	1,414	(938)	2,352
Net change in cash, cash equivalents, and restricted cash	$(623)	$47,981	$(48,604)

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash provided by or used in operating activities.

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	Change
Net cash provided by operating activities	$33,347	$25,790	$7,557
Capital expenditures	(34,626)	(34,876)	250
Free cash flow	$(1,279)	$(9,086)	$7,807

Operating Activities

Cash flows from operating activities increased $7.6 million

•
Decrease in net loss of $33.8 million
•
Decrease of $24.0 million associated with non-cash gains and losses, such as depreciation, amortization, and impairments, inventory reserve expenses, the amortization of the inventory fair value step-up recognized in the Merger, remeasurement of contingent consideration obligations, changes in the valuation of investment securities, and share-based compensation expense
•
Decrease of $2.2 million relating to changes in working capital accounts, primarily attributable to changes in accounts receivable, inventories, accounts payable, and other current liabilities

Two of our primary working capital accounts are accounts receivable and inventories. Days sales in receivables were 57 days at both December 31, 2025, and 2024 (calculated using fourth quarter net sales and ending accounts receivable). Inventory turns improved to 1.5 times at December 31, 2025, compared to 1.3 times at December 31, 2024, respectively (calculated using trailing twelve month cost of goods sold and ending net inventories).

Investing Activities

Cash flows from investing activities decreased $7.0 million

•
Decrease of $7.4 million relating to the sale of the Neo Medical preferred equity securities in 2024
•
Partially offset by an decrease in spend of $0.3 million in capital expenditures and $0.1 million in other investing activities

Financing Activities

Cash flows from financing activities decreased $51.5 million

•
Decrease of $55.1 million associated with net borrowing activities related to our credit facilities in the prior year
•
Decrease of $4.0 million associated with contingent consideration payments
•
Partially offset by an increase of $4.6 million in net proceeds from the issuance of common shares
•
Further offset by a favorable change of $3.1 million in debt issuance costs associated with our credit facilities

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

The Initial Term Loan and Delayed Draw Term Loans, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029. As of December 31, 2025, we had only utilized the Initial Term Loan, however, on January 15, 2026, we borrowed $65.0 million via the Term B Loan for working capital purposes.

The Credit Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times and to maintain a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of December 31, 2025, we were in compliance with all required financial covenants.

For additional information regarding the credit facility, see Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

We had no outstanding borrowings on our Italian line of credit of €5.5 million ($6.5 million) as of December 31, 2025. This unsecured line of credit provides us the option to borrow amounts in Italy at rates which are determined at the time of borrowing.

Other

For information regarding Contingencies, see Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Lattus Spine LLC ("Lattus") Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the SeaSpine Merger, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). We made a payment under this arrangement of $6.3 million during the year ended December 31, 2025. The estimated fair value of the remaining contingent consideration arrangement as of December 31, 2025, was $7.9 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of December 31, 2025, we classified the remaining contingent consideration liability of $4.3 million and $3.6 million within other current liabilities and other long-term liabilities, respectively. For additional discussion of this matter, see Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

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

Contractual Obligations

As a result of our operations, we are subject to certain contractual obligations with material cash requirements. Our material contractual obligations include, but are not limited to (i) contingent consideration arrangements associated with certain asset acquisitions or business combinations, of which material obligations are described above, (ii) operating lease and finance lease obligations, and (iii) uncertain tax positions.

Refer to the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report for a further description of our contingent consideration arrangements (Notes 12 and 17), lease obligations (Note 9), and uncertain tax positions (Note 20).

Off-balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures, or capital resources that are material to investors. In addition, we do not consider the backlog of firm orders to be material.

Critical Accounting Estimates

Our discussion of operating results is based upon the consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances at that point in time. Actual results may differ, significantly at times, from these estimates.

We believe the estimates described below are the most critical in preparing our consolidated financial statements. We have reviewed these critical accounting estimates with the Audit and Finance Committee of the Board of Directors.

Revenue Recognition

The process for recognizing revenue involves significant assumptions and judgments for certain of our revenue streams. Revenue recognition policies are "critical accounting estimates" because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross profit, operating income, adjusted EBITDA, and net income.

BGT revenue is largely attributable to the U.S. and is comprised of third-party payor transactions and wholesale revenue.

For revenue derived from third-party payors, including commercial insurance carriers, health maintenance organizations, preferred provider organizations, and governmental payors, such as Medicare, in connection with the sale of our BGT products, we recognize revenue when the stimulation product is fitted to and accepted by the patient and all applicable documents that are required by the third-party payor have been obtained. Amounts paid by these third-party payors are generally based on fixed or allowable reimbursement rates. These revenues are recorded at the expected or preauthorized reimbursement rates, net of any contractual allowances or adjustments. Certain billings are subject to review by the third-party payors and may be subject to adjustment.

Wholesale revenue is related to the sale of our BGT products directly to physicians and other healthcare providers. Wholesale revenues are typically recognized upon shipment and receipt of a confirming purchase order, which is when the customer obtains control of the promised goods.

Biologics revenue is largely attributable to the U.S. and is mostly processed from within our Irvine facility. In addition, we have a long-standing collaborative arrangement with MTF Biologics ("MTF") that provides exclusive global marketing rights to MTF's Virtuos and Trinity Elite tissues, and exclusive rights to market the FiberFuse tissues in the U.S. We receive marketing fees from MTF based on sales of products covered under the collaborative arrangement. MTF is considered the principal in these arrangements; therefore, we recognize these marketing service fees on a net basis upon shipment of the product to the customer and receipt of a confirming purchase order.

Spinal Implants and Global Limb Reconstruction products are distributed world-wide, with U.S. sales largely comprised of commercial revenue and international sales derived from commercial sales and through stocking distributor arrangements.

Commercial revenue is largely related to the sale of our Spinal Implants and Global Limb Reconstruction products to hospital customers. Commercial revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

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

Enabling technologies revenue is primarily comprised of sales of our 7D Flash Navigation Systems and related instruments to hospitals, healthcare providers, and stocking distributors. Revenue is typically recognized from these sales upon installation of the system at the site of the purchasing hospital or upon shipment to a stocking distributor and receipt of a confirming purchase order, as this represents the point in time when our performance obligation has been satisfied.

Allowance for Expected Credit Losses and Contractual Allowances

The process for estimating the ultimate collection of accounts receivable involves significant assumptions and judgments. The determination of the contractual life of accounts receivable, the aging of outstanding receivables, as well as the historical collections, write-offs, and payor reimbursement experience over the estimated contractual lives of such receivables, are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. Accounts receivable are analyzed on at least a quarterly basis to assess the adequacy of both reserves for expected credit losses and contractual allowances. Revisions in allowances for expected credit loss estimates are recorded as an adjustment to bad debt expense within sales, general, and administrative expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. These estimates are periodically tested against actual collection experience. In addition, we analyze our receivables by geography and by customer type, where appropriate, in developing estimates for expected credit losses. We elected the practical expedient provided within Accounting Standard Update 2025-05, which allows us to assume that current macroeconomic conditions as of the balance sheet date persist for the remaining contractual life of current accounts receivable.

We believe our allowance for credit losses is sufficient to cover customer credit risks; however, a 10% change in our allowance for credit losses as of December 31, 2025, would result in an increase or decrease to sales, general, and administrative expense of $0.8 million. Additionally, we believe our estimate to establish contractual allowances is sufficient to cover risk of subsequent contractual adjustments; however, a 10% change in our reserve for contractual allowances as of December 31, 2025, would result in an increase or decrease to net sales of $0.4 million. Our allowance for credit losses and estimation of contractual allowances are "critical accounting estimates" because changes in the assumptions used to develop the estimates could materially affect key financial measures, including net sales, gross profit, operating income, adjusted EBITDA, net income, and accounts receivable.

Inventory Allowances

Reserves for excess, slow moving, and obsolete inventory are calculated as the difference between the cost of inventory and net realizable value and are based on assumptions and judgments about new product launch periods, overall product life cycles, forecasted demand, and market conditions. In the event of a decrease in demand for our products, excess product production, or a higher incidence of inventory obsolescence, we may be required to increase our inventory reserves, which would increase cost of sales and decrease gross profit. We regularly evaluate our exposure for inventory write-downs. If conditions or assumptions used in determining the market value or forecasted demand change, additional inventory adjustments in the future may be necessary. Our inventory allowance is a "critical accounting estimate" because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, operating income, adjusted EBITDA, net income, and inventories.

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

We test goodwill at least annually for impairment, and between annual tests if indicators of potential impairment exist. These indicators include, among others, significant declines in sales, earnings, or cash flows, or the development of a material adverse change in the business climate. Assessing goodwill impairment involves a high degree of judgment due to the estimates and assumptions used. Our valuation of goodwill is a "critical accounting estimate" because significant changes in the estimates and assumptions involved in the impairment assessment could materially affect key financial measures, including operating income and net income.

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

In the fourth quarters of both 2024 and 2025, we performed a quantitative assessment for our annual goodwill impairment analysis, which did not result in an impairment charge. Upon performing our assessment, we determined the Global Spine reporting unit's fair value exceeded its carrying value and concluded there were no indicators of impairment. These qualitative assessments considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events.

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

Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The most significant item that is or was recorded at fair value as of December 31, 2025, and 2024, was the contingent consideration attributable to Lattus.

The contingent consideration obligation consists of future installment payments at certain dates based on future net sales of Lateral Products. The estimated fair value of the contingent consideration arrangement as of December 31, 2025, was $7.9 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration.

The estimated fair value of the Lattus contingent consideration is determined using a Monte Carlo simulation and a discounted cash flow model requiring significant inputs which are not observable in the market. The significant inputs include assumptions related to estimated future sales of the products, revenue risk-adjusted discount rates, revenue volatility, and discount rates matched to the timing of payments.

Prior to our sale of these investments in 2024, we estimated the fair value of our convertible loan agreements with Neo Medical using option-pricing models and a probability-weighted discounted cash flow model. The fair value measurement was based on significant inputs that were unobservable in the market, with significant unobservable inputs including applicable discount rates, implied volatility, the likelihood and projected timing of repayment or conversion, and projected cash flows in support of the estimated enterprise value of Neo Medical. Significant changes in these assumptions could have resulted in a significantly higher or lower fair value. In April 2024, we converted the convertible loan into shares of Neo Medical preferred equity securities, which were recorded in other long-term assets and considered an investment that does not have a readily determinable fair value. The preferred equity securities were recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In November 2024, we sold our shares of Neo Medical preferred equity for $7.4 million.

Our fair value measurements are a "critical accounting estimate" because changes in the assumptions used to develop the estimate could materially affect key financial measures, including operating income, adjusted EBITDA, and net income.

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

As part of the Merger, we acquired SeaSpine's inventory, including raw materials, work-in-process ("WIP"), and finished goods. Raw materials had not been subjected to any manufacturing processes that would add additional value, therefore we determined book value was representative of fair value. We assessed the fair value of the WIP and finished goods inventory using the comparative sales method. The estimated step-up in fair value on acquired inventory recognized in connection with the Merger was $48.2 million. As of December 31, 2025, the step-up in fair value on acquired inventory was fully amortized.

We estimated the fair value of the various classes of property, plant, and equipment acquired using the income approach, sales comparison approach, and the cost approach. The estimated fair value of property, plant, and equipment acquired in connection with the Merger was $68.9 million as of the acquisition date.

Intangible assets recognized in the Merger primarily included customer relationships, developed technology, and IPR&D. Determining the fair value of intangible assets acquired in the Merger required us to make significant estimates. These estimates included the amount and timing of projected future cash flows, royalty savings, and the discount rate used to discount those cash flows to present value.

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

These fair value measurements are a "critical accounting estimate" because changes in the assumptions used to develop the estimate could materially affect key financial measures, including operating income, adjusted EBITDA, and net income.

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

Certain of our outstanding stock options contain market-based vesting conditions. The fair value of the market-based stock options is determined at the date of the grant using the Monte Carlo valuation methodology. The Monte Carlo methodology incorporates into the valuation the possibility that the market condition may not be satisfied. Such value is recognized over the three-year service period, net of actual forfeitures.

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

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation, and amortization, and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the Merger and other strategic investments, restructuring costs and impairments related to the discontinuation of the M6 product lines, acquisition-related fair value adjustments, gains and/or losses on investments, litigation and investigation charges, succession charges, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulations, and refunds associated with the employee retention credit established by the Coronavirus Aid, Relief, and Economic Security Act. Adjusted EBITDA is the primary metric used by our Chief Operating Decision Maker in managing the business.

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

We are exposed to interest rate risk in connection with the outstanding debt related to our Initial Term Loan, which bears interest at floating rates based on a three-month SOFR plus an applicable borrowing margin or at a base rate (as defined in the Credit Agreement) plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.

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

Our foreign currency exposure results from fluctuating currency exchange rates, primarily the U.S. Dollar against the Euro, Brazilian Real, Australian Dollar, Swiss Franc, British Pound, or Canadian Dollar. We are subject to transactional currency exposures when our subsidiaries (or the Company itself) enter into transactions denominated in a currency other than their functional currency. For the year ended December 31, 2025, we recorded a foreign currency gain of $2.9 million on the statement of operations and comprehensive loss resulting from gains and losses in foreign currency transactions.

We are also subject to currency exposure from translating the results of our global operations into the U.S. Dollar at exchange rates that fluctuate during the period. The U.S. Dollar equivalent of international sales denominated in foreign currencies was favorably impacted during the year ended December 31, 2025, and unfavorably impacted during the year ended December 31, 2024, by monthly foreign currency exchange rate fluctuations of the U.S. Dollar against all of the foreign functional currencies for our international operations. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. An analysis was performed to determine the sensitivity of our current year net sales and operating income to changes in foreign currency exchange rates. We determined that if the U.S. Dollar decreased in value by 10% relative to all foreign currencies of our international operations it would result in an increase in net sales of $10.0 million and an increase in operating income of $0.2 million. If the U.S. Dollar increased in value by 10% relative to all foreign currencies of our international operations it would result in a decrease in net sales of $10.0 million and a decrease in operating income of $0.2 million.

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

In connection with the preparation and filing of this Annual Report, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded that, as of December 31, 2025, the Company's internal control over financial reporting is effective based on the specified criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which follows this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix Medical Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Orthofix Medical Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Orthofix Medical Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 24, 2026

Item 9B. Other Information

During the fourth quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

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

10.10*	Sixth Amendment to the Lease Agreement between AR Industrial No. 1 Ltd. and Orthofix US LLC (f/k/a Orthofix Inc.) dated January 15, 2026.

10.11

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

10.14

Lease Agreement between Armada Drive Carlsbad LLC and Orthofix Medical Inc dated April 1, 2025 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference).

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

10.18

Amendment No. 4 to the Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 20, 2024, and incorporated herein by reference).

10.19+

Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

10.20+

Amendment No. 1 to Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Current Report on Form 8-K dated June 8, 2020 and incorporated herein by reference).

10.21+

Amendment No. 2 to Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company's Current Report on Form 8-K filed June 21, 2021 and incorporated by reference).

10.22+

Amendment No. 3 to the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company's Current Report on Form 8-K filed June 7, 2022 and incorporated by reference).

10.23+

Amendment No. 4 to the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference).

10.24

Amendment No. 5 to the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2024, and incorporated herein by reference).

10.25

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

10.28

Form of Time-Based Vesting Employee Non-Qualified Stock Option Agreement (2023 grant) under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.29

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

10.31

Form of Non-Employee Director Restricted Stock Unit Agreement under the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan (filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

10.32

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

10.35	2025 RSU Agreement for SeaSpine 2015 Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference).

10.36	2025 RSU Agreement for 2012 LTIP (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference).

10.37	2025 Stock Option Agreement for SeaSpine 2015 Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference).

10.38	2025 Stock Option Agreement 2012 LTIP (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference).

10.39	2025 PSU Agreement for SeaSpine 2015 Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference).

10.40	2025 PSU Agreement for 2012 LTIP (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference).

10.41	Employee Inducement Non-Qualified Stock Option Agreement for Jon Serbousek (filed as an exhibit to the Company’s Form S-8 filed on August 5, 2019 and incorporated herein by reference).

10.42

Orthofix Medical Inc. Inducement Plan for SeaSpine Employees (filed as exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-269116) filed January 4, 2023 and incorporated herein by reference).

10.43

Orthofix Medical Inc. Inducement Plan for SeaSpine Employees – Stock Unit Grant Agreement (filed as exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-269116) filed January 4, 2023 and incorporated herein by reference).

10.44

Orthofix Medical Inc. Inducement Plan for SeaSpine Employees – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-269116) filed January 4, 2023 and incorporated herein by reference).

10.45+

SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (As Amended and Restated as of March 30, 2016) (filed as an exhibit to the Company’s Form S-8 filed on January 10, 2023 and incorporated herein by reference).

10.46+

First Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (filed as an exhibit to the Company’s Form S-8 filed on January 10, 2023 and incorporated herein by reference).

10.47+

Second Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (filed as an exhibit to the Company’s Form S-8 filed on January 10, 2023 and incorporated herein by reference).

10.48+

Amendment to the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan (filed as an exhibit to the Company’s Form S-8 filed on January 10, 2023 and incorporated herein by reference).

10.49+

Form of Stock Option Grant Notice and Stock Option Agreement under SeaSpine Holdings Corporation 2015 Incentive Award Plan (three-month exercise period post-termination) (filed as an exhibit to the Registration Statement on Form S-8 filed with the Commission on June 7, 2016 by SeaSpine Holdings Corporation and incorporated herein by reference).

10.50+

Form of Stock Option Grant Notice and Stock Option Agreement under SeaSpine Holdings Corporation 2015 Incentive Award Plan (one-year exercise period post-termination) (filed as an exhibit to Amendment No. 2 to Form 10 filed with the Commission on June 1, 2015 by SeaSpine Holdings Corporation and incorporated herein by reference).

10.51+

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under SeaSpine Holdings Corporation 2015 Incentive Award Plan (grants awarded after January 1, 2020) (filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2019 by SeaSpine Holdings Corporation and incorporated herein by reference).

10.52+

Form of Stock Option Grant Notice and Stock Option Agreement under SeaSpine Holdings Corporation 2015 Incentive Award Plan (grants to Senior Leadership Team Members awarded after June 6, 2018) (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 by SeaSpine Holdings Corporation and incorporated herein by reference).

10.53+

Form of Stock Option Grant Notice and Stock Option Agreement under SeaSpine Holdings Corporation 2015 Incentive Award Plan (grants to Non-Senior Leadership Team Members awarded after June 6, 2018) (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 by SeaSpine Holdings Corporation and incorporated herein by reference).

10.54	SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (filed as an exhibit to the Company’s Form S-8 filed on January 10, 2023 and incorporated herein by reference).

10.55

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

10.57

Form of Stock Option Grant Notice and Stock Option Agreement under SeaSpine Holdings Corporation 2018 Employment Inducement Incentive Award Plan (grants to Non-Senior Leadership Team Members) (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 by SeaSpine Holdings Corporation and incorporated herein by reference).

10.58	SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (filed as an exhibit to the Company’s Form S-8 filed on January 10, 2023 and incorporated herein by reference).

10.59

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

10.61

Form of Stock Option Grant Notice and Stock Option Agreement under SeaSpine Holdings Corporation 2020 Employment Inducement Incentive Award Plan (grants to Non-Senior Leadership Team Members) (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 by SeaSpine Holdings Corporation and incorporated herein by reference).

10.62

Form of Indemnification Agreement between Orthofix Medical Inc. and its directors and officers (filed as an exhibit to the Company's Current Report on Form 8-K filed January 5, 2023 and incorporated herein by reference).

10.63

Form of Indemnification Agreement between Orthofix Medical Inc. and its directors and officers (filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-224407) filed April 23, 2018).

10.64+

Change in Control and Severance Agreement, dated as of January 8, 2024, between Orthofix Medical Inc. and Massimo Calafiore (filed as an exhibit to the Company's Current Report on Form 8-K dated January 9, 2024 and incorporated herein by reference)

10.65+

Letter agreement, entered into on November 27, 2023, between Orthofix Medical Inc. and Massimo Calafiore (filed as an exhibit to the Company's Current Report on Form 8-K dated December 1, 2023 and incorporated herein by reference).

10.66+

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

10.68+

Orthofix Medical Inc. 2024 CEO Inducement Plan – Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference).

10.69+

Orthofix Medical Inc. 2024 CEO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276433) filed January 8, 2024 and incorporated herein by reference).

10.70+

Change in Control and Severance Agreement, dated as of January 15, 2024, between Orthofix Medical Inc. and Julie Andrews (filed as an exhibit to the Company's Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference).

10.71+

Letter agreement, dated as of January 4, 2024, between Orthofix Medical Inc. and Julie Andrews (filed as an exhibit to the Company's Current Report on Form 8-K dated January 9, 2024 and incorporated herein by reference).

10.72+

Orthofix Medical Inc. 2024 CFO Inducement Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 8, 2024 and incorporated herein by reference).

10.73+

Orthofix Medical Inc. 2024 CFO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 8, 2024 and incorporated herein by reference).

10.74+

Orthofix Medical Inc. 2024 CFO Inducement Plan – Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 8, 2024 and incorporated herein by reference).

10.75+

Orthofix Medical Inc. 2024 CFO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration no. 333-276506) filed January 8, 2024 and incorporated herein by reference).

10.76+

Change in Control and Severance Agreement, dated as of April 15, 2024, between Orthofix Medical Inc. and Andres Cedron (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed May 7, 2024, and incorporated herein by reference).

10.77+

Letter agreement, dated as of March 18, 2024, between Orthofix Medical Inc. and Andres Cedron (filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed May 7, 2024, and incorporated herein by reference).

10.78+

Orthofix Medical Inc. 2024 CLO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-278703) filed on April 16, 2024, and incorporated herein by reference).

10.79+

Orthofix Medical Inc. 2024 CLO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-278703) filed on April 16, 2024, and incorporated herein by reference).

10.80+

Orthofix Medical Inc. 2024 CLO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-278703) filed on April 16, 2024, and incorporated herein by reference).

10.81+

Orthofix Medical Inc. 2024 CLO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration no. 333-278703) filed on April 16, 2024, and incorporated herein by reference).

10.82+

Change in Control and Severance Agreement, dated as of March 15, 2024, between Orthofix Medical Inc. and Lucas Vitale (filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed May 7, 2024, and incorporated herein by reference).

10.83+

Letter agreement, dated as of February 2, 2024, between Orthofix Medical Inc. and Lucas Vitale (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed May 7, 2024, and incorporated herein by reference).

10.84+

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) filed on March 15, 2024, and incorporated herein by reference).

10.85+

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) filed on March 15, 2024, and incorporated herein by reference).

10.86+

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Time-Based Annual Vesting Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) filed on March 15, 2024, and incorporated herein by reference).

10.87+

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Time-Based Cliff Vesting Stock Unit Grant Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) on March 15, 2024, and incorporated herein by reference).

10.88+

Orthofix Medical Inc. 2024 CP&BOO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration no. 333-278007) on March 15, 2024, and incorporated herein by reference).

10.89+

Change in Control and Severance Agreement, dated as of June 10, 2024, between Orthofix Medical Inc. and Max Reinhardt (filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and incorporated herein by reference).

10.90+

Orthofix Medical Inc. 2024 PGS Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.91+

Orthofix Medical Inc. 2024 PGS Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.92+

Orthofix Medical Inc. 2024 PGS Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.93+

Orthofix Medical Inc. 2024 PGS Inducement Plan – Nonqualified Cliff Vesting Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.94+

Orthofix Medical Inc. 2024 PGS Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.95+

Orthofix Medical Inc. 2024 CIR&CO Inducement Plan (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.96+

Orthofix Medical Inc. 2024 CIR&CO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.97+

Orthofix Medical Inc. 2024 CIR&CO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.98+

Orthofix Medical Inc. 2024 CIR&CO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.10 to the Company's Registration Statement on Form S-8 (Registration no. 333-280101) filed on June 10, 2024, and incorporated herein by reference).

10.99+

Change in Control and Severance Agreement, dated as of August 15, 2024, between Orthofix Medical Inc. and Patrick Fisher (filed as exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and incorporated herein by reference).

10.100+

Orthofix Medical Inc. 2024 PGO&Q Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-280277) filed on June 17, 2024, and incorporated herein by reference).

10.101+

Orthofix Medical Inc. 2024 PGO&Q Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-280277) filed on June 17, 2024, and incorporated herein by reference).

10.102+

Orthofix Medical Inc. 2024 PGO&Q Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-280277) filed on June 17, 2024, and incorporated herein by reference).

10.103+

Orthofix Medical Inc. 2024 PGO&Q Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration no. 333-280277) filed on June 17, 2024, and incorporated herein by reference).

10.104

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

10.105+

Orthofix Medical Inc. 2024 CHRO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference).

10.106+

Orthofix Medical Inc. 2024 CHRO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference).

10.107+

Orthofix Medical Inc. 2024 CHRO Inducement Plan – Nonqualified Stock Option Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-280820) filed on July 15, 2024, and incorporated herein by reference).

10.108+

Orthofix Medical Inc. 2024 PGO Inducement Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration no. 333-281580) filed on August 15, 2024, and incorporated herein by reference).

10.109+

Orthofix Medical Inc. 2024 PGO Inducement Plan – Performance Stock Unit Grant Agreement (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration no. 333-281580) filed on August 15, 2024, and incorporated herein by reference).

10.110+

Orthofix Medical Inc. 2024 PGO Inducement Plan – Time-Based Stock Unit Grant Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration no. 333-281580) filed on August 15, 2024, and incorporated herein by reference).

10.111+

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

ORTHOFIX MEDICAL INC.

Dated: February 24, 2026	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer, Director

Dated: February 24, 2026	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MASSIMO CALAFIORE Massimo Calafiore	President and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2026

/s/ JULIE ANDREWS Julie Andrews	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026

/s/ MICHAEL FINEGAN Michael Finegan	Director, Chair of the Board	February 24, 2026

/s/ ALAN BAZAAR Alan Bazaar	Director	February 24, 2026

/s/ WAYNE BURRIS Wayne Burris	Director	February 24, 2026

/s/ VICKIE CAPPS Vickie Capps	Director	February 24, 2026

/s/ JASON HANNON Jason Hannon	Director	February 24, 2026

/s/ JOHN HENNEMAN, III John Henneman, III	Director	February 24, 2026

/s/ CHARLES KUMMETH Charles Kummeth	Director	February 24, 2026

/s/ SHWETA MANIAR Shweta Maniar	Director	February 24, 2026

/s/ MICHAEL PAOLUCCI Michael Paolucci	Director	February 24, 2026

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

Chief Financial Officer

ORTHOFIX MEDICAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Orthofix Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orthofix Medical Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Inventory Excess and Obsolescence Reserves
Description of the Matter

At December 31, 2025, the Company’s inventory balance was $172.3 million, which is net of management’s estimate of inventory excess and obsolescence reserves. As described in Note 5 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, management estimates future demand to determine the appropriate inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect them at the lower of cost or net realizable value.

Auditing management’s estimate of the inventory excess and obsolescence reserves involved a high degree of subjectivity because the estimate was sensitive to changes in assumptions, including the estimated length of product life cycles, and the impact of market conditions on future demand. These assumptions could have a significant effect on the measurement of inventory excess and obsolescence reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of inventory excess and obsolescence reserves. For example, we tested controls over the Company’s processes to estimate the inventory excess and obsolescence reserves, management’s review and approval of the model used to estimate the inventory excess and obsolescence reserves, including the data inputs and outputs of such model and management’s qualitative adjustments to the model.

To test the inventory excess and obsolescence reserve balance, we performed audit procedures that included, among others, evaluating the significant assumptions described above and the underlying data used by the Company in its analysis. Our audit procedures included testing the completeness and accuracy of the underlying data used in the model and evaluating whether such data was representative of our understanding of current circumstances, as informed by inquiries of operations personnel.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

February 24, 2026

ORTHOFIX MEDICAL INC.

Consolidated Balance Sheets as of December 31, 2025, and 2024

(U.S. Dollars, in thousands, except par value data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$82,025	$83,238
Restricted cash	3,090	2,500
Accounts receivable, net of allowances of $8,308 and $7,418, respectively	135,746	134,713
Inventories	172,319	189,452
Prepaid expenses and other current assets	23,667	23,382
Total current assets	416,847	433,285
Property, plant and equipment, net	129,399	139,804
Intangible assets, net	72,765	98,803
Goodwill	194,934	194,934
Other long-term assets	36,702	26,468
Total assets	$850,647	$893,294
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$58,392	$48,803
Current portion of long-term debt	—	—
Current portion of finance lease liability	837	755
Other current liabilities	111,253	119,070
Total current liabilities	170,482	168,628
Long-term debt	157,391	157,015
Long-term portion of finance lease liability	17,060	17,835
Other long-term liabilities	55,677	46,692
Total liabilities	400,610	390,170
Contingencies (Note 13)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 39,834 and 38,486 issued and outstanding as of December 31, 2025 and 2024, respectively	3,983	3,849
Additional paid-in capital	813,769	779,718
Accumulated deficit	(368,333)	(276,141)
Accumulated other comprehensive income (loss)	618	(4,302)
Total shareholders’ equity	450,037	503,124
Total liabilities and shareholders’ equity	$850,647	$893,294

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2025, 2024, and 2023

(U.S. Dollars, in thousands, except share and per share data)	2025	2024	2023
Net sales	$822,312	$799,491	$746,641
Cost of sales	256,295	253,606	260,368
Gross profit	566,017	545,885	486,273
Sales, general, and administrative	554,329	532,525	530,395
Research and development	65,847	73,643	80,231
Acquisition-related amortization, impairment, and remeasurement (Note 17)	27,269	24,336	14,757
Operating loss	(81,428)	(84,619)	(139,110)
Interest expense, net	(17,488)	(29,631)	(8,631)
Other income (expense), net	8,106	(9,625)	(938)
Loss before income taxes	(90,810)	(123,875)	(148,679)
Income tax expense	(1,382)	(2,122)	(2,716)
Net loss	$(92,192)	$(125,997)	$(151,395)

Net loss per common share:
Basic	$(2.33)	$(3.30)	$(4.12)
Diluted	(2.33)	(3.30)	(4.12)
Weighted average number of common shares:
Basic	39,602,345	38,133,684	36,729,258
Diluted	39,602,345	38,133,684	36,729,258

Other comprehensive income (loss), before tax
Unrealized loss on debt securities	—	—	(1,334)
Currency translation adjustment	4,920	(3,009)	1,417
Other comprehensive income (loss), before tax	4,920	(3,009)	83
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	4,920	(3,009)	83
Comprehensive loss	$(87,272)	$(129,006)	$(151,312)

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2025, 2024, and 2023

(U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2022	20,162	$2,016	$334,969	$1,251	$(1,376)	$336,860
Net loss	—	—	—	(151,395)	—	(151,395)
Other comprehensive income, net of tax	—	—	—	—	83	83
Share-based compensation expense	—	—	35,707	—	—	35,707
Common shares issued in connection with SeaSpine Merger	16,047	1,605	375,140	—	—	376,745
Common shares issued, net	956	96	634	—	—	730
At December 31, 2023	37,165	$3,717	$746,450	$(150,144)	$(1,293)	$598,730
Net loss	—	—	—	(125,997)	—	(125,997)
Other comprehensive loss, net of tax	—	—	—	—	(3,009)	(3,009)
Share-based compensation expense	—	—	32,455	—	—	32,455
Common shares issued, net	1,321	132	813	—	—	945
At December 31, 2024	38,486	$3,849	$779,718	$(276,141)	$(4,302)	$503,124
Net loss	—	—	—	(92,192)	—	(92,192)
Other comprehensive income, net of tax	—	—	—	—	4,920	4,920
Share-based compensation expense	—	—	28,688	—	—	28,688
Common shares issued, net	1,348	134	5,363	—	—	5,497
At December 31, 2025	39,834	$3,983	$813,769	$(368,333)	$618	$450,037

The accompanying notes form an integral part of these consolidated financial statements.

ORTHOFIX MEDICAL INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024, and 2023

(U.S. Dollars, in thousands)	2025	2024	2023
Cash flows from operating activities
Net loss	$(92,192)	$(125,997)	$(151,395)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, amortization, and impairment	77,321	60,061	53,063
Inventory reserve expenses	30,825	26,254	27,576
Amortization of inventory fair value step-up	—	12,188	36,044
Amortization of operating lease assets, debt costs, and other assets	5,934	15,901	7,498
Provision for expected credit losses	2,255	1,999	820
Deferred income taxes	223	1,883	579
Share-based compensation expense	28,688	32,455	35,707
Loss on disposal of fixed assets	1,140	2,025	2,300
Change in valuation of investment securities	(48)	7,528	596
Change in fair value of contingent consideration	(1,140)	6,900	(2,700)
Other	1,838	3,844	(1,877)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(1,583)	(9,526)	(10,411)
Inventories	(10,748)	(5,546)	(58,051)
Prepaid expenses and other current assets	(3,926)	593	1,760
Accounts payable	2,599	(5,571)	8,642
Other current liabilities	(2,268)	9,527	4,069
Contingent consideration milestone payment	(1,340)	—	—
Other long-term assets and liabilities	(4,231)	(8,728)	27
Net cash provided by (used in) operating activities	33,347	25,790	(45,753)
Cash flows from investing activities
Capital expenditures	(34,626)	(34,876)	(62,050)
Cash acquired in SeaSpine merger	—	—	29,419
Sale of investment securities	—	7,396	—
Other investing activities	28	(100)	(500)
Net cash used in investing activities	(34,598)	(27,580)	(33,131)
Cash flows from financing activities
Proceeds from credit facilities	—	197,600	174,500
Repayment of borrowings from credit facilities	—	(142,500)	(79,000)
Payment of debt acquired from SeaSpine merger	—	—	(26,899)
Proceeds from issuance of common shares	5,929	6,257	5,127
Payments related to withholdings for share-based compensation	(432)	(5,312)	(4,397)
Contingent consideration milestone payment	(4,990)	(1,000)	(1,000)
Payments related to finance lease obligation	(762)	(706)	(652)
Payment of debt issuance costs and other financing activities	(531)	(3,630)	(2,357)
Net cash provided by (used in) financing activities	(786)	50,709	65,322
Effect of exchange rate changes on cash and restricted cash	1,414	(938)	619
Net change in cash, cash equivalents, and restricted cash	(623)	47,981	(12,943)
Cash, cash equivalents, and restricted cash at the beginning of the year	85,738	37,757	50,700
Cash, cash equivalents, and restricted cash at the end of the year	$85,115	$85,738	$37,757

Components of cash, cash equivalents, and restricted cash at the end of the year
Cash and cash equivalents	$82,025	$83,238	$33,107
Restricted cash	3,090	2,500	4,650
Cash, cash equivalents, and restricted cash at the end of the year	$85,115	$85,738	$37,757

The accompanying notes form an integral part of these consolidated financial statements

ORTHOFIX MEDICAL INC.

Notes to the Consolidated Financial Statements

1. Business and basis of presentation

Description of the Business

Orthofix Medical Inc. (the "Company" or "Orthofix") is a global medical technology company headquartered in Lewisville, Texas. By providing medical technologies that heal musculoskeletal pathologies, the Company delivers exceptional experiences and life-changing solutions to patients around the world. Orthofix offers a comprehensive portfolio of spinal hardware, bone growth therapies, limb reconstruction solutions, biologics and enabling technologies, including the 7D FLASH Navigation System.

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

Footnote	Footnote Reference
Business and basis of presentation	1
Significant accounting policies	2
Recently adopted accounting standards and recently issued accounting pronouncements	3
Mergers, acquisitions, and the discontinuation of the M6 product lines	4
Inventories	5
Property, plant, and equipment	6
Intangible assets	7
Goodwill	8
Leases	9
Other current liabilities	10
Indebtedness	11
Fair value measurements and investments	12
Commitments and contingencies	13
Shareholders' equity	14
Revenue recognition and accounts receivable	15
Business segment information	16
Acquisition-related amortization, impairment, and remeasurement	17
Share-based compensation	18
Defined contribution plans and deferred compensation	19
Income taxes	20
Earnings per share	21
Subsequent events	22

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

The financial statements for operations outside the U.S. are generally maintained in each subsidiary's respective local currency. All foreign currency denominated balance sheet accounts, except shareholders’ equity, are translated to U.S. Dollars at year end exchange rates, and revenue and expense items are translated at average exchange rates prevailing during the year. Gains and losses resulting from the translation of foreign currency are recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity. Transactional foreign currency gains and losses, including those generated from intercompany operations, are included in other income (expense), net. The Company recorded a gain of $2.9 million, a loss of $4.4 million, and a gain of $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to these transaction foreign currency gains and losses recorded in other income (expense), net.

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

In April 2025, following the execution of the lease agreement between Armada Drive Carlsbad LLC and the Company, the Company was required to establish a letter of credit of $0.6 million. The Company opened a letter of credit with Hongkong and Shanghai Banking Corporation ("HSBC"), which was classified as restricted cash as of December 31, 2025.

Investing activities that did not result in cash receipts or cash payments during the years ended December 31, 2025, 2024, and 2023 consisted of the following, which were not included within cash used in investing activities in the Company’s consolidated statements of cash flows:

(U.S. Dollars, in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Noncash investing activities:
Changes in accrued capital expenditures	$5,278	$(3,040)	$—
Intangible assets acquired in asset acquisitions	40	—	—

Research and development costs, including collaborative arrangements

Expenditures for research and development are expensed as incurred. Expenditures related to the Company’s collaborative arrangement with MTF Biologics ("MTF") are expensed based on the terms of the related agreement. The Company recognized $0.3 million, $0.3 million, and $0.8 million in research and development expense for the years ended December 31, 2025, 2024, and 2023, respectively, related to this arrangement.

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

Adoption of ASU 2023-07 - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances and improves disclosures about operating segment revenues, measures of profit/loss, and expenses to enable investors to better understand an entity's overall performance and assess potential future cash flows. The amendment requires that an entity disclose (i) significant expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"), (ii) other segment items by reportable segment including a description of its composition, (iii) all annual disclosures required by Topic 280, Reporting Measures of Segment Profit or Loss, in interim periods, (iv) additional measures of a segment's profit or loss used by the CODM in assessing segment performance and allocation of resources, and (v) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. The Company adopted this standard effective January 1, 2024, on a prospective basis. Refer to Note 16 for the Company's business segment disclosures.

Adoption of ASU 2023-09 - Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances the transparency and usefulness of income tax disclosures required pursuant to Topic 740, Income Taxes, to provide information to better assess how an entity's operations, tax risks and tax planning, and operational opportunities affect its tax rate and future cash flows. The Company adopted this standard effective January 1, 2025, on a modified retrospective basis. Adoption of this standard did not have a material impact on the Company's consolidated balance sheet, statements of operations, or cash flows. Refer to Note 20 for the Company's updated income tax disclosures.

Adoption of ASU 2025-05 - Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which introduced a practical expedient related to applying subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The Company early adopted this standard effective January 1, 2025, on a prospective basis. Adoption of this standard did not have a material impact on the Company's consolidated balance sheet, statements of operations, or cash flows. Refer to Note 15 for the Company's updated accounts receivable disclosures.

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
Disaggregation of Income Statement Expenses (ASU 2024-03)

Improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The amendments are to be applied prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements.

		January 1, 2027	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

Aligns the accounting for internal-use software with how software is developed to increase the operability of the recognition and capitalization of internal-use software costs in accordance with Subtopic 350-40. Early adoption is permitted as of the beginning of an annual reporting period. The guidance is to be applied prospectively to new software costs incurred as of the beginning of the adoption period for all projects, including in-process projects.

		January 1, 2028	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.
Narrow-Scope Requirements for Interim Reporting (ASU 2025-11)

Clarifies interim disclosure requirements and applicability of Topic 270, Interim Reporting for events since the end of the last annual reporting period that have a material impact on the entity. Early adoption is permitted and the amendments are to be applied prospectively or retrospectively to any or all periods presented in the financial statements.

		January 1, 2028	The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

Other recently issued ASUs, excluding those ASUs which have already been disclosed as adopted or described above, were assessed and determined not applicable, or are expected to have minimal impact on the Company's consolidated financial statements.

4. Mergers, acquisitions, and the discontinuation of the M6 product lines

Merger with SeaSpine

In January 2023, the Company completed an all-stock merger of equals (the "Merger") with SeaSpine Holdings Corporation ("SeaSpine"). The total fair value of consideration transferred as part of the Merger was $376.7 million. Goodwill attributable to the Merger was assigned to the Global Spine reporting segment and is not deductible for tax purposes.

Certain acquired assets and liabilities assumed were valued utilizing Level 3 inputs and assumptions. The purchase price allocation for the Merger is as follows:

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

Discontinuation of the M6 product lines

In February 2025, the Company announced its plan to discontinue its M6-C artificial cervical disc and M6-L artificial lumbar disc product lines (together, the "M6 artificial discs" or "M6 product lines") in order to allocate associated resources and investment to more profitable growth opportunities. In accordance with FASB Accounting Standards Codification ("ASC") 205, Presentation of Financial Statements, the Company determined that the discontinuation of the M6 artificial disc did not represent a strategic shift that will have a major effect on its consolidated financial results. Therefore, any related financial results were not reported as discontinued operations. Although the M6 product lines did not meet the criteria to be considered a discontinued operation, these assets were determined to meet the criteria to be classified as held for sale as of March 31, 2025, as the Company expected to complete the sale of these assets before December 31, 2025.

During the second quarter of 2025, following several months of marketing and holding the M6 product lines for sale, the Company determined that it is no longer probable that a sale of the M6 product lines will be completed within one year; therefore, the assets no longer qualify to be classified as held for sale. In accordance with this determination, all assets and liabilities associated with the M6 product lines were reclassified from held for sale to held and used during the second quarter of 2025. Further, as a result of this decision, the Company fully impaired all inventories, property, plant, and equipment, and intangible assets related to the M6 product lines that remained in 2025. A summary of impairment charges recognized and the associated financial statement lines in which such costs are recognized are shown in the table below. All such charges are included within the Company's Global Spine reporting segment.

		Year Ended December 31,
(U.S. Dollars, in thousands)	Financial Statement Line Item	2025	2024	2023
Inventory reserve charges	Cost of sales	$10,862	$—	$—
Impairment of property, plant, and equipment	Operating expenses	6,834	—	—
Impairment of developed technology intangible asset	Acquisition-related amortization, impairment, and remeasurement	14,097	—	—
Loss on M6 inventories and long-lived assets		$31,793	$—	$—

5. Inventories

Inventories are valued at the lower of cost or estimated net realizable value, after provision for excess, obsolete, or impaired items, which is reviewed and updated on a periodic basis by management. For inventory procured or produced internally or through contract manufacturing arrangements at the Company's manufacturing and distribution facilities in the U.S., inventory is valued using a standard-cost method, which is reviewed at least annually, or more often in the event circumstances indicate a change in costs. The Company believes that standard costs, combined with the capitalization and amortization of observed variances versus standards, approximates actual costs on the first-in, first-out method. For inventory procured or produced through contract manufacturing arrangements at the Company's manufacturing facility in Italy, inventory is valued using a weighted-average cost method.

Work-in-process and finished products include material, labor, and production overhead costs. Field and consignment inventory, which represents immediately saleable finished products inventory that is in the possession of the Company’s independent sales representatives or located at third-party customers, such as hospitals, is included within finished products.

	December 31,
(U.S. Dollars, in thousands)	2025	2024
Raw materials	$22,865	$27,180
Work-in-process	63,255	56,920
Finished products	86,199	105,352
Inventories	$172,319	$189,452

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

The Company evaluates the useful lives of these assets on an annual basis. Depreciation is computed on a straight-line basis over the useful lives of the assets. Depreciation of leasehold improvements is computed over the shorter of the lease term or the useful life of the asset. Total depreciation expense was $47.3 million, $41.1 million, and $34.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Expenditures for maintenance, repairs, and minor renewals and improvements, which do not extend the lives of the respective assets, are expensed as incurred. All other expenditures for renewals and improvements are capitalized. The assets and related accumulated depreciation are adjusted for property retirements and disposals, with the resulting gain or loss included in earnings. Fully depreciated assets remain in the accounts until retired from service.

	December 31,
(U.S. Dollars, in thousands)	2025	2024
Cost
Buildings	$4,400	$3,874
Plant and equipment	82,738	76,481
Instrumentation	192,407	176,387
Computer software	44,888	41,396
Furniture and fixtures	11,062	9,832
Construction in progress	23,235	22,693
Finance lease assets	21,406	21,383
Property, plant, and equipment, gross	380,136	352,046
Accumulated depreciation	(250,737)	(212,242)
Property, plant, and equipment, net	$129,399	$139,804

The Company capitalizes system development costs related to internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over the estimated useful life of the software.

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

7. Intangible assets

Intangible assets are recorded at cost or at estimated fair value when acquired as a part of a business combination, less accumulated amortization. These assets are amortized on a straight-line basis over the useful lives of the assets, which the Company believes is consistent with the pattern of economic benefit provided by the assets.

		December 31,
(U.S. Dollars, in thousands)	Weighted Average Amortization Period	2025	2024
Cost
Developed technology	7.1 years	$96,364	$92,686
Patents	10.0 years	49,510	38,329
IPR&D	Indefinite	1,023	4,116
Customer relationships	12.8 years	49,249	49,145
License and other	9.9 years	20,331	18,359
Trademarks—finite lived	10.0 years	1,989	1,735
	9.8 years	$218,466	$204,370
Accumulated amortization
Developed technology		$(64,357)	$(40,813)
Patents		(45,645)	(35,918)
Customer relationships		(21,221)	(17,044)
License and other		(13,352)	(10,892)
Trademarks—finite lived		(1,126)	(900)
		(145,701)	(105,567)
Intangible assets, net		$72,765	$98,803

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

IPR&D assets are considered to be indefinite-lived assets until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they are not amortized but tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained and becomes available for commercial sale, the associated assets are reclassified to developed technology and are amortized over an assigned useful life that best reflects the economic benefits provided by these assets.

Amortization expense for intangible assets was $30.0 million, $19.0 million, and $18.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Future amortization expense for intangible assets is estimated as follows:

(U.S. Dollars, in thousands)	Amortization
2026	$15,175
2027	14,790
2028	12,063
2029	7,660
2030	7,501
Thereafter	14,553
Total finite-lived intangible assets, net	$71,742
Indefinite-lived intangible assets	1,023
Intangible assets, net	$72,765

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

The following table presents the net carrying value of goodwill as of December 31, 2025, and 2024, and a rollforward of such balances from December 31, 2024, by reportable unit:

(U.S. Dollars, in thousands)	Balance as of December 31, 2024	Impairment	Currency translation adjustment	Balance as of December 31, 2025
Global Spine - Gross	$194,934	$—	$—	$194,934
Global Spine - Accumulated impairment loss	—	—	—	—
Global Spine - Net	$194,934	$—	$—	$194,934

Global Limb Reconstruction - Gross	$10,765	$—	$1,447	$12,212
Global Limb Reconstruction - Accumulated impairment loss	(10,765)	—	(1,447)	(12,212)
Global Limb Reconstruction - Net	$—	$—	$—	$—

Goodwill, net of accumulated impairment losses	$194,934	$—	$—	$194,934

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

In the fourth quarters of 2024 and 2025, the Company performed qualitative assessments for its annual goodwill impairment analysis, and concluded it was more likely than not that the fair value of its Global Spine reporting unit exceeded its carrying value in each instance. Upon performing the assessments, the Company determined there were no indicators of impairment as of each assessment date. These qualitative assessments considered all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events.

9. Leases

The Company determines if a contractual arrangement qualifies as a lease at inception. The Company’s leases primarily relate to facilities, vehicles, and equipment. Lease assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, with lease assets also adjusted for the impact of any lease prepayments and reduced by the value of any lease incentives. As the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used as a discount rate, based on the information available at the commencement date, in determining the present value of lease payments.

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

A summary of the Company’s lease portfolio as of December 31, 2025, and 2024, is presented in the table below:

		December 31,
(U.S. Dollars, in thousands, except lease term and discount rate)	Classification	2025	2024
Assets
Operating leases	Other long-term assets	$22,279	$17,238
Finance leases	Property, plant and equipment, net	14,442	15,386
Total lease assets		$36,721	$32,624
Liabilities
Current
Operating leases	Other current liabilities	$3,147	$4,023
Finance leases	Current portion of finance lease liability	837	755
Long-term
Operating leases	Other long-term liabilities	25,413	14,084
Finance leases	Long-term portion of finance lease liability	17,060	17,835
Total lease liabilities		$46,457	$36,697

Weighted Average Remaining Lease Term
Operating leases		8.8 years	5.4 years
Finance leases		14.6 years	15.6 years

Weighted Average Discount Rate
Operating leases		9.9%	7.6%
Finance leases		4.4%	4.4%

The components of lease costs were as follows:

	Year ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$1,014	$1,014	$1,013
Interest on finance lease liabilities	805	832	857
Operating lease costs	6,027	5,257	5,015
Short-term lease costs	29	249	313
Variable lease costs	1,753	1,796	1,883
Total lease costs	$9,628	$9,148	$9,081

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,801	$8,917	$7,682
Operating cash flows from finance leases	801	831	857
Financing cash flows from finance leases	762	706	652
Right-of-use assets obtained in exchange for lease obligations
Operating leases	12,261	1,449	16,688
Finance leases	70	55	—

A summary of the Company’s remaining lease liabilities as of December 31, 2025, is included below:

(U.S. Dollars, in thousands)	Operating Leases	Finance Leases
2026	$5,426	$1,607
2027	4,382	1,626
2028	4,438	1,654
2029	4,229	1,672
2030	4,180	1,685
Thereafter	23,687	16,063
Total undiscounted value of lease liabilities	46,342	24,307
Less: Interest	(17,782)	(6,410)
Present value of lease liabilities	$28,560	$17,897

Current portion of lease liabilities	$3,147	$837
Long-term portion of lease liabilities	25,413	17,060
Total lease liabilities	$28,560	$17,897

On January 15, 2026, the Company executed the Sixth Amendment to Lease Agreement (the "Sixth Amendment") amending the lease agreement for its corporate headquarters in Lewisville, Texas. The Sixth Amendment, among other things, extends the lease term of the lease through October 2040.

10. Other current liabilities

	December 31,
(U.S. Dollars, in thousands)	2025	2024
Accrued expenses	$9,857	$11,391
Salaries, bonuses, employee commissions, severance, and related taxes payable	27,026	43,899
Accrued distributor commissions	23,542	23,064
Accrued litigation and investigation costs	30,561	11,891
Short-term operating lease liability	3,147	4,023
Non-income taxes payable	3,609	8,414
Short-term contingent consideration liability	4,290	7,100
Other payables	9,221	9,288
Other current liabilities	$111,253	$119,070

11. Indebtedness

The carrying values of the Company’s outstanding debt obligations as of December 31, 2025, and 2024, were as follows:

	December 31,
(U.S. Dollars, in thousands)	2025	2024
Outstanding Term Loans
Principal amount	$160,000	$160,000
Unamortized original debt discount	(1,839)	(2,327)
Unamortized debt issuance costs and lenders fees	(770)	(658)
Total indebtedness from outstanding term loans	157,391	157,015

Current portion of long-term debt	$—	$—
Long-term debt	157,391	157,015
Total indebtedness outstanding	$157,391	$157,015

The Company paid cash related to interest of $17.3 million, $16.9 million, and $5.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Credit Agreement

On November 7, 2024, the Company entered into a $275.0 million secured credit agreement (the "Credit Agreement") with Oxford Finance LLC, as administrative agent and as collateral agent ("Oxford") and certain lenders party thereto, including Oxford, K2 HealthVentures LLC, and HSBC Ventures USA Inc. Certain of our foreign subsidiaries joined the Credit Agreement as guarantors shortly after the signing date. The Credit Agreement provides for a $160.0 million senior secured term loan (the "Initial Term Loan") and a $65.0 million senior secured delayed draw term loan facility (the "Term B Loan"). Draws under the Term B Loan are at the Company’s option from January 1, 2025 through June 30, 2026, subject to, among other conditions, the Company’s continued compliance with a pro-forma total debt-to-EBITDA leverage ratio of less than 4.0x. EBITDA, as defined in the Credit Agreement, is a non-GAAP financial measure which represents earnings before interest income (expense), income taxes, depreciation, amortization, and other negotiated addbacks and adjustments. In addition, at Oxford's discretion, an additional $50.0 million of draw capacity is available through January 1, 2029 (the "Term C Loan" and, together with the Term B Loan, the "Delayed Draw Term Loans" and collectively with the Initial Term Loan, the "Credit Facilities").

The Initial Term Loan and Delayed Draw Term Loans, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029. As of December 31, 2025, the Company had only utilized the Initial Term Loan. However, on January 15, 2026, the Company borrowed $65.0 million via the Term B Loan for working capital purposes.

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

In conjunction with obtaining the Credit Agreement, the Company paid $1.7 million in debt issuance costs. These costs have been allocated amongst each of the Initial Term Loan, Term B Loan, and Term C Loan and are being amortized over the term of the Credit Agreement. Capitalized debt issuance costs attributable to the Term B Loan and Term C Loan are included in other long-term assets, net of accumulated amortization, whereas capitalized debt issuance costs associated with the Initial Term Loan are recognized as a direct reduction of the outstanding indebtedness. Debt issuance costs associated with all credit facilities, net of accumulated amortization, were $1.3 million and $1.1 million, as of December 31, 2025, and 2024, respectively. Debt issuance costs amortized or expensed totaled $0.3 million, $4.4 million, and $1.3 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.

As of the effective date of the Credit Agreement, the Company had $125.0 million in principal amount of borrowings outstanding under the Company's prior financing agreement with Blue Torch Finance LLC. In connection with entering into the Credit Agreement, the Company repaid in full all amounts outstanding and terminated all commitments under such prior financing agreement.

Prior Financing Agreement

On November 6, 2023, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Financing Agreement (the "Financing Agreement") with Blue Torch Finance LLC, as administrative agent and collateral agent (the "Agent"), and certain lenders party thereto. The Financing Agreement provided for a $100.0 million senior secured term loan (the "Blue Torch Initial Term Loan"), a $25.0 million senior secured delayed draw term loan facility (the "Delayed Draw Term Loan") which, subject to certain conditions specified in the Financing Agreement, was available to be drawn on or prior to March 30, 2024, and a $25.0 million senior secured revolving credit facility (the "Revolving Credit Facility," and together with the Blue Torch Initial Term Loan and the Delayed Draw Term Loan, the "Blue Torch Credit Facilities"), each of which were scheduled to mature on November 6, 2027. In connection with entering into the Financing Agreement, the Company repaid in full amounts outstanding and terminated all commitments under the Company’s prior $175.0 million senior secured revolving credit facility evidenced by that certain Second Amended and Restated Credit Agreement, dated as of October 25, 2019, among the Company, certain subsidiaries of the Company as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified, the "JPMorgan Credit Agreement"). The Blue Torch Initial Term Loan was fully funded on the effective date of November 6, 2023. As of December 31, 2023, the Company had not made any borrowings under the Delayed Draw Term Loan or the Revolving Credit Facility. However, on January 10, 2024, the Company borrowed $15.0 million under the Revolving Credit Facility, which was fully repaid as of the effective date of the Credit Agreement.

Borrowings under the Financing Agreement were used for, among other things, the repayment in full of the former JPMorgan Credit Agreement, working capital and other general corporate purposes of the Company. Borrowings under the Blue Torch Credit Facilities bore interest at a floating rate, which was, at the Company’s option, either the three-month SOFR rate (subject to a floor of 3.00% and a credit spread adjustment of 0.26161%) (the "Adjusted Term SOFR Rate") plus an applicable margin of 7.25%, or a base rate plus an applicable margin of 6.25%. A revolving unused line fee of 2.00% was payable monthly in arrears based on the average amount of the undrawn portion of each lender’s revolving credit commitments under the Revolving Credit Facility for the preceding month. A delayed draw unused fee equal to the Adjusted Term SOFR Rate plus a margin of 1.00% was payable monthly in arrears based on the average amount of the undrawn portion of each lender’s delayed draw term loan commitments in respect of the Delayed Draw Term Loan for the preceding month.

Certain of the Company’s existing and future material subsidiaries (collectively, the "Guarantors") were required to guarantee the repayment of the Company’s obligations under the Financing Agreement. The obligations of the Company and each of the Guarantors with respect to the Financing Agreement were secured by a pledge of substantially all assets of the Company and each of the Guarantors, including, without limitation, accounts receivable, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries.

Italian Line of Credit

The Company has an unused available Italian line of credit of €5.5 million ($6.5 million and $5.7 million) at December 31, 2025, and 2024, respectively. This unsecured line of credit provides the Company the option to borrow amounts in Italy at interest rates determined at the time of borrowing.

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

The Company’s available for sale debt securities, equity securities, contingent consideration, and deferred compensation plan liabilities are, or in some cases, were the only financial instruments recorded at fair value on a recurring basis as follows:

(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Balance December 31, 2025
Assets
Neo Medical convertible loan agreement	$—	$—	$—	$—
Neo Medical preferred equity securities	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Lattus contingent consideration	$—	$—	$(7,930)	$(7,930)
Deferred compensation plan	—	(1,720)	—	(1,720)
Total	$—	$(1,720)	$(7,930)	$(9,650)

(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Balance December 31, 2024
Assets
Neo Medical convertible loan agreement	$—	$—	$—	$—
Neo Medical preferred equity securities	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Lattus contingent consideration	$—	$—	$(15,400)	$(15,400)
Deferred compensation plan	—	(1,703)	—	(1,703)
Total	$—	$(1,703)	$(15,400)	$(17,103)

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

The table below presents a reconciliation of the carrying value of the Company’s investment in Neo Medical preferred equity securities for the years ended December 31, 2025, and 2024:

(U.S. Dollars, in thousands)	2025	2024
Fair value of Neo Medical preferred equity securities at January 1	$—	$4,951
Conversion of loan into preferred equity securities	—	8,224
Sale of preferred equity securities	—	(7,396)
Realized loss recognized in other expense, net	—	(5,779)
Fair value of Neo Medical preferred equity securities at December 31	$—	$—
Cumulative unrealized gain (loss) on Neo Medical preferred equity securities	$—	$—

The following table provides a reconciliation of the beginning and ending balances of the Convertible Loan, measured at fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2025	2024
Fair value of Neo Medical Convertible Loans at January 1	$—	$6,760
Gain recognized in other comprehensive income (loss)	—	1,671
Interest recognized in interest income, net	—	162
Foreign currency remeasurement recognized in other income (expense), net	—	(629)
Expected credit loss recognized in other income (expense), net	—	260
Conversion into preferred equity securities	—	(8,224)
Fair value of Neo Medical Convertible Loans at December 31	$—	$—

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

The estimated fair value of the Lattus contingent consideration is determined using a Monte Carlo simulation and a discounted cash flow model requiring significant inputs which are not observable in the market. The significant inputs include assumptions related to the estimated future sales of Lateral Products, revenue risk-adjusted discount rates, revenue volatility, and discount rates matched to the timing of payments. The following table provides a reconciliation of the beginning and ending balances for the Lattus contingent consideration measured at estimated fair value using significant unobservable inputs (Level 3):

(U.S. Dollars, in thousands)	2025	2024
Lattus contingent consideration estimated fair value at January 1	$15,400	$8,500
Change in fair value recognized in acquisition-related amortization, impairment, and remeasurement	(1,140)	6,900
Installment payment	(6,330)	—
Lattus contingent consideration estimated fair value at December 31	$7,930	$15,400

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of December 31, 2025:

(U.S. Dollars, in thousands)	Fair Value as of December 31, 2025	Unobservable inputs	Estimate
Lattus contingent consideration	$7,930	Counterparty discount rate	11.8% - 12.0%
		Revenue risk-adjusted discount rate	5.7% - 5.9%

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

On January 26, 2026, the arbitrator in Mr. Valentine’s matter issued a decision denying Mr. Valentine’s defamation, false light invasion of privacy and deceit claims, and his indemnification of fees claim. Based on the evidence presented during the arbitration process, the arbitrator found that Mr. Valentine’s conduct met the legal definition of “acts of moral turpitude” and that the public statements that the Company made about Mr. Valentine in a press release and filings with the SEC subsequent to the termination of his employment were true. Although Mr. Valentine’s conduct was found to meet the legal definition of “acts of moral turpitude” for purposes of his defamation and other tort claims, and although engaging in “material acts of moral turpitude” would constitute “Cause” under the CIC and Severance Agreement, the arbitrator maintained his preliminary decision issued on October 2, 2025, finding that (i) Mr. Valentine’s conduct prior to his entry into the CIC and Severance Agreement on June 19, 2023 could not be considered for purposes of determining whether “Cause” existed under such agreement, and (ii) his conduct between that date and his termination of employment on September 11, 2023 did not amount to “Cause”. As a result, the arbitrator issued an interim award to Mr. Valentine for breach of contract damages in the amount of $11.8 million, finding such amount to be equivalent to the severance and equity-based rights that Mr. Valentine would have received in a “without Cause” termination. The Company expects the arbitrator’s final order to also include accrued interest, in the approximate amount of $2.7 million.

The Company continues to disagree with the legal claims asserted by the Former Executives in their respective arbitration matters and is vigorously defending them. While the arbitrations for Messrs. Bostjancic and Keran remain pending (and the arbitrators in those proceedings are not bound by the rulings in Mr. Valentine’s arbitration), and certain legal issues related to apportionment of attorneys’ fees remain pending in Mr. Valentine’s matter, the Company is maintaining its accrual in the amount of $18.3 million. The

Company expects a final order from the arbitrator with respect to Mr. Valentine’s matter in the first quarter of 2026. At this time, Messrs. Bostjancic and Keran’s arbitration hearings are currently expected to occur in 2026.

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

On September 6, 2024, a securities class action complaint captioned O'Hara v. Orthofix Medical Inc., et al., Case No. 24-cv-01593, was filed in the United States District Court for the Southern District of California (the "O'Hara Complaint"). The plaintiff, a purported former shareholder of SeaSpine at the time of the Merger, alleges through the complaint violations of Sections 11, 12 and 15 of the Securities Act, and names most of the same defendants as the Bernal Complaint, as well as certain additional current and/or former Company directors and officers. The complaint makes similar assertions to the Bernal complaint, and alleges that the Company's registration statement on Form S-4 filed in 2022 in connection with the Merger, as well as related written and oral offering materials, contained untrue statements of material fact and material omissions, including, among other things, with respect to the effectiveness of the Company's internal controls. On November 26, 2024, the O'Hara Complaint was transferred to the Eastern District of Texas, and on December 11, 2024, the O'Hara Complaint was consolidated with the Bernal Complaint. On April 17, 2025, the plaintiffs filed an amended complaint in the consolidated action, captioned In re Orthofix Medical Inc. Securities Litigation, with substantially the same allegations contained in the Bernal Complaint and the O'Hara Complaint. The consolidated case is captioned In re Orthofix Medical Inc. Securities Litigation, Case No. 24-cv-00690 and is pending in the Eastern District of Texas. The Company and the individual defendants moved to dismiss the amended complaint on May 15, 2025. On February 18, 2026, the Court held a hearing on the motion to dismiss the amended complaint.

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

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase, provided that the distributor meets the required conditions of such purchase option. Under certain of these agreements, the purchase price would be paid in shares of the Company's common stock, whereas for others, the purchase price can be paid in cash or shares, at the Company's option. Based on the closing price of the Company's common stock as of December 31, 2025, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 0.3 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor with respect to the conditions of a potential acquisition, the consummation of which may be deferred to a future date.

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

The Company accounts for the estimated cost of the IMDP as sales, general, and administrative expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded expenses of $1.4 million, $1.4 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the Company has accrued $10.6 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities for more recent fiscal years.

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

(U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loans	Other Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(2,482)	$1,005	$101	$(1,376)
Other comprehensive income (loss)	1,417	(1,233)	(101)	83
Income taxes	—	—	—	—
Balance at December 31, 2023	$(1,065)	$(228)	$—	$(1,293)
Other comprehensive income (loss)	(3,009)	1,671	—	(1,338)
Income taxes	—	—	—	—
Reclassification adjustment to:
Other expense, net	—	(1,671)	—	(1,671)
Balance at December 31, 2024	$(4,074)	$(228)	$—	$(4,302)
Other comprehensive income	4,920	—	—	4,920
Income taxes	—	—	—	—
Balance at December 31, 2025	$846	$(228)	$—	$618

15. Revenue recognition and accounts receivable

Revenue Recognition

The Company accounts for a contract when there is (i) approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. The Company’s contracts may contain one or more performance obligations. If a contract contains more than one performance obligation, the Company allocates the total transaction price to each of the performance obligations based upon the observable standalone selling price of the promised goods or services underlying each performance obligation. The Company recognizes revenue when control of the promised goods or services is transferred to the customer, which typically occurs at a point in time upon shipment, delivery, or utilization, in an amount that reflects the consideration which the Company expects to be entitled to in exchange for the promised goods or services. The consideration for goods or services reflects any fixed amount stated per the contract and estimates for any variable consideration, such as discounts, to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

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

Biologics

Biologics revenue is largely attributable to the U.S. and is mostly processed from within the Company’s Irvine facility. In addition, the Company has a long-standing collaborative arrangement with MTF that provides exclusive global marketing rights to MTF's Virtuos and Trinity Elite, and exclusive rights to market the FiberFuse tissues in the U.S. Per the terms of the agreement, MTF sources the tissue, processes it to create the allografts, packages, and delivers the tissue to the customer. The Company receives marketing fees from MTF based on sales of products covered under the collaborative arrangement. MTF is considered the principal in these arrangements; therefore, the Company recognizes marketing service fees on a net basis within net sales upon shipment of the product to the customer and receipt of a confirming purchase order.

Spinal Implants and Global Limb Reconstruction (formerly "Global Orthopedics")

Spinal Implants and Global Limb Reconstruction products are distributed world-wide, with U.S. sales largely comprised of commercial revenue and international sales derived from both commercial revenue and stocking distributor arrangements.

Commercial revenue is largely related to the sale of the Company’s Spinal Implants and Global Limb Reconstruction products to hospital customers. The customer obtains control and revenues are recognized when these products have been utilized and a confirming purchase order has been received from the hospital.

Other revenues within the Spinal Implants and Global Limb Reconstruction product categories are derived from stocking distributors, who purchase the Company’s products and then re-sell them directly to customers, such as hospitals. For stocking distributor arrangements, it is the Company’s policy to recognize revenue upon shipment and receipt of a confirming purchase order, which is when the distributor obtains control of the promised goods. The transaction price for revenue recognition is estimated based upon the Company’s historical collection experience with the stocking distributor.

Enabling Technologies

Enabling technologies revenue is primarily comprised of sales of the 7D Flash Navigation Systems and related instruments to hospitals, healthcare providers, and stocking distributors. Revenue is typically recognized from these sales upon installation of the system at the site of the purchasing hospital or upon shipment to a stocking distributor and receipt of a confirming purchase order, as this represents the point in time when the performance obligation has been satisfied.

Product Sales and Marketing Service Fees

The table below presents net sales, which includes product sales and marketing service fees, for each of the years ended December 31, 2025, 2024, and 2023.

	Year ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Product sales	$775,396	$747,783	$693,345
Marketing service fees	46,916	51,708	53,296
Net sales	$822,312	$799,491	$746,641

Marketing service fees are received from MTF based on total sales of biologics tissues and relate solely to the Biologics product category within the Global Spine reporting segment, whereas product sales primarily consist of the sale of Bone Growth Therapies, Spinal Implants, non-MTF sourced Biologics, Enabling Technologies, and Global Limb Reconstruction products. Marketing service fees received from MTF were $46.9 million, or approximately 30% of total Biologics revenues, for the year ended December 31, 2025. As MTF is the single supplier for certain allografts in the Company’s Biologics portfolio, derived from deceased donors for their bone grafts and living donors for their amnion grafts, any event or circumstance that would impact MTF’s continued access to donors or the Company’s ability to market these tissues may adversely impact the Company’s financial results.

Revenues exclude any value added or other local taxes, intercompany sales, and trade discounts. Shipping and handling costs for products shipped to customers are included in cost of sales, and were $8.9 million, $9.9 million, and $9.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The process for estimating the ultimate collection of accounts receivable involves certain assumptions and judgments. The determination of the contractual life of accounts receivable, the aging of outstanding receivables, as well as the historical collections, write-offs, and payor reimbursement experience over the estimated contractual lives of such receivables, are integral parts of the estimation process related to reserves for expected credit losses and the establishment of contractual allowances. The Company elected the practical expedient provided within ASU 2025-05, which allows the Company to assume that current macroeconomic conditions as of the balance sheet date persist for the remaining contractual life of current accounts receivable.

Accounts receivable are analyzed on a quarterly basis to assess the adequacy of both reserves for expected credit losses and contractual allowances. Revisions in allowances for expected credit loss estimates are recorded as an adjustment to the Company's provision for expected credit losses within sales, general, and administrative expenses. Revisions to contractual allowances are recorded as an adjustment to net sales. These estimates are periodically tested against actual collection or adjustment experience. In addition, the Company analyzes its receivables by geography and by customer type, where appropriate, in developing estimates for expected credit losses.

The following table provides the detail of changes in the Company’s allowance for expected credit losses for the years ended December 31, 2025, and 2024:

	Year ended December 31,
(U.S. Dollars, in thousands)	2025	2024
Allowance for expected credit losses beginning balance	$7,418	$7,130
Current period provision for expected credit losses	2,255	1,999
Write-offs charged against the allowance and other activity	(1,764)	(1,451)
Effect of changes in foreign exchange rates	399	(260)
Allowance for expected credit losses ending balance	$8,308	$7,418

The Company will generally sell receivables from certain Italian public hospitals each year to accelerate cash collections. During 2025, 2024, and 2023, the Company sold €8.9 million, €7.9 million, and €9.2 million ($10.3 million, $8.5 million, and $10.0 million) of receivables, respectively. The related fees for 2025, 2024, and 2023, were $0.2 million, $0.3 million, and $0.4 million, respectively, which were recorded as interest expense. Accounts receivable sold without recourse are removed from the balance sheet at the time of sale.

16. Business segment information

The Company's operations are managed through two reporting segments: Global Spine and Global Limb Reconstruction. These reporting segments represent the operating segments for which the President and Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization ("adjusted EBITDA", a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation and amortization, and excludes the impact of share-based compensation, gains and losses related to changes in foreign exchange rates, charges related to the SeaSpine Merger and other strategic investments, restructuring costs and impairments related to the discontinuation of the M6 product lines, acquisition-related fair value adjustments, gains and/or losses on investments, litigation and investigation charges, succession charges, charges related to initial compliance with regulations set forth by the European Union Medical Device Regulation, and refunds associated with the employee retention credit established by the Coronavirus Aid, Relief, and Economic Security Act.

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

The Bone Growth Therapies product category manufactures, distributes, sells, and provides support services for market-leading devices used adjunctively in high-risk spinal fusion procedures and to treat both nonunion and acute fractures in the orthopedic space. These Class III medical devices are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spinal, appendicular fractures, treating both fresh or nonunion fractures. These products are sold almost exclusively in the U.S., using distributors and direct sales representatives to provide these devices to healthcare providers and their patients.

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

Global Limb Reconstruction

The Global Limb Reconstruction reporting segment offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. This reporting segment specializes in the design, development, and marketing of external and internal fixation limb reconstruction products that are coupled with enabling digital technologies to serve the complete patient treatment pathway. The Company sells these products worldwide through a global network of distributors and sales representatives to hospitals, healthcare organizations, and healthcare providers.

The table below presents net sales by major product category by reporting segment:

	Year Ended December 31,
	2025		2024		2023
(U.S. Dollars, in thousands)	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Bone Growth Therapies	$247,164	30.0%	$233,405	29.2%	$212,530	28.5%
Spinal Implants, Biologics, and Enabling Technologies	440,491	53.6%	441,909	55.3%	418,789	56.1%
Global Spine	687,655	83.6%	675,314	84.5%	631,319	84.6%
Global Limb Reconstruction	134,657	16.4%	124,177	15.5%	115,322	15.4%
Net sales	$822,312	100.0%	$799,491	100.0%	$746,641	100.0%

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Year Ended December 31, 2025
(U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total
Segment revenues	$687,655	$134,657	$822,312
Less:
Non-GAAP Cost of sales	177,585	53,128	230,713
Non-GAAP Sales, general, and administrative	380,659	75,727	456,386
Non-GAAP Research and development	45,570	11,542	57,112
Other segment expenses (benefits)	10,447	(225)	10,222
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	39,200	11,772	50,972
Segment Adjusted EBITDA	$112,594	$6,257	$118,851

Reconciling items:
Corporate operating expenses			$32,987
Interest expense, net			17,488
Depreciation and amortization			77,321
Share-based compensation expense			28,688
Foreign exchange impact			(2,910)
SeaSpine merger-related costs			6,093
Restructuring costs and impairments related to M6 product lines			17,305
Strategic investments			4,915
Acquisition-related fair value adjustments			(1,140)
Interest and loss on investments			(48)
Litigation and investigation costs			33,788
Employee retention credit			(4,826)
Loss before income taxes			$(90,810)

	Year Ended December 31, 2024
(U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total
Segment Revenues	$675,314	$124,177	$799,491
Less:
Non-GAAP Cost of sales	183,064	48,638	231,702
Non-GAAP Sales, general, and administrative	368,817	70,185	439,002
Non-GAAP Research and development	58,262	13,154	71,416
Other segment expenses (benefits)	(22)	(54)	(76)
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	42,193	12,367	54,560
Segment Adjusted EBITDA	$107,386	$4,621	$112,007

Reconciling items:
Corporate operating expenses			$44,591
Interest expense, net			29,631
Depreciation and amortization			60,061
Share-based compensation expense			32,455
Foreign exchange impact			4,395
SeaSpine merger-related costs			14,485
Strategic investments			910
Acquisition-related fair value adjustments			19,088
Interest and loss on investments			5,120
Litigation and investigation costs			15,770
Succession charges			9,376
Loss before income taxes			$(123,875)

	Year Ended December 31, 2023
(U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total
Segment Revenues	$631,319	$115,322	$746,641
Less:
Non-GAAP Cost of sales	166,885	47,928	214,813
Non-GAAP Sales, general, and administrative	355,827	67,815	423,642
Non-GAAP Research and development	56,512	10,726	67,238
Other segment expenses (benefits)	45	(82)	(37)
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	39,065	11,507	50,572
Segment Adjusted EBITDA	$91,115	$442	$91,557

Reconciling items:
Corporate operating expenses			$45,272
Interest expense, net			8,631
Depreciation and amortization			53,063
Share-based compensation expense			35,707
Foreign exchange impact			(1,581)
SeaSpine merger-related costs			36,577
Strategic investments			2,272
Acquisition-related fair value adjustments			33,393
Interest and loss on investments			1,781
Litigation and investigation costs			14,453
Succession charges			1,176
Medical device regulation			9,492
Loss before income taxes			$(148,679)

The following table presents depreciation, amortization, and related impairments by reporting segment:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Global Spine	$66,315	$49,507	$41,213
Global Limb Reconstruction	8,629	7,748	7,158
Corporate	2,377	2,806	4,692
Total	$77,321	$60,061	$53,063

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Global Spine
U.S.	$645,139	$639,196	$591,937
International	42,516	36,118	39,382
Total Global Spine	687,655	675,314	631,319

Global Limb Reconstruction
U.S.	$38,927	$33,620	$28,892
International	95,730	90,557	86,430
Total Global Limb Reconstruction	134,657	124,177	115,322

Consolidated
U.S.	$684,066	$672,816	$620,829
International	138,246	126,675	125,812
Net sales	$822,312	$799,491	$746,641

The following data includes net sales by geographic destination:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
U.S.	$684,066	$672,816	$620,829
Italy	22,277	21,001	20,060
United Kingdom	13,334	11,183	10,910
France	11,959	13,385	11,096
Germany	9,107	9,004	11,467
Brazil	4,836	5,707	6,452
Others	76,733	66,395	65,827
Net sales	$822,312	$799,491	$746,641

The following data includes property, plant, and equipment, net by geographic area:

(U.S. Dollars, in thousands)	2025	2024
U.S.	$114,483	$125,541
Italy	9,893	9,472
Germany	1,360	1,904
Others	3,663	2,887
Total	$129,399	$139,804

17. Acquisition-related amortization, impairment, and remeasurement

Acquisition-related amortization, impairment, and remeasurement consists of (i) the remeasurement of any related contingent consideration arrangement, (ii) amortization related to intangible assets acquired through business combinations or asset acquisitions, and (iii) recognized costs associated with acquired IPR&D assets, which are recognized immediately upon acquisition.

Components of acquisition-related amortization, impairment, and remeasurement for the years ended December 31, 2025, 2024, and 2023, respectively, are as follows:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Changes in fair value of contingent consideration	$(1,140)	$6,900	$(2,700)
Amortization and impairments of acquired intangibles	28,409	17,436	17,408
Acquired IPR&D	—	—	49
Total	$27,269	$24,336	$14,757

Lattus Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the Merger, the Company may be required to make installment payments at certain dates based on future net sales of the Lateral Products. The Company made a payment of $6.3 million under this arrangement during the year ended December 31, 2025. The estimated fair value of the remaining contingent consideration arrangement as of December 31, 2025, was $7.9 million; however, the actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of December 31, 2025, approximately $4.3 million of the remaining contingent consideration liability was classified within other current liabilities and $3.6 million was classified within other long-term liabilities. See Note 12 for further discussion of this arrangement.

IGEA S.p.A Asset Acquisition

In 2021, the Company entered into an Exclusive License and Distribution Agreement (the "License Agreement") with IGEA S.p.A ("IGEA"), an Italian manufacturer and distributor of bone and cartilage stimulation systems. As consideration for the License Agreement, the Company agreed to pay up to $4.0 million, with certain payments contingent upon reaching an FDA milestone. Of this amount, $0.5 million was paid in 2021, which was recognized as acquired IPR&D costs within acquisition-related amortization, impairment, and remeasurement. The Company accounted for this transaction as an asset acquisition. As the transaction was classified as an asset acquisition, the value of the consideration associated with the contingent milestones were recognized at the time that applicable contingencies were resolved and consideration was paid or became payable. The License Agreement also includes certain minimum purchase requirements.

In 2022, the Company achieved FDA approval pertaining to the acquired technology, triggering a contingent consideration milestone obligation of $3.5 million. Of this amount, $1.5 million was paid in 2022, $1.0 million was paid in 2023, and $1.0 million was paid in 2024.

18. Share-based compensation

At December 31, 2025, and 2024, the Company had stock option, award, and stock purchase plans.

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

2012 Long Term Incentive Plan

The Board adopted the Amended and Restated 2012 Long-Term Incentive Plan (the "2012 LTIP") on April 23, 2018, which was subsequently approved by shareholder ratification. The 2012 LTIP provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards, and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the 2012 LTIP. In addition, the Company’s non-employee directors, consultants, and advisors who perform services for the Company and its subsidiaries and affiliates may receive awards under the 2012 LTIP. Awards granted under the 2012 LTIP expire no later than ten years after the date of grant. At December 31, 2025, the Company reserves a total of 16.3 million shares of common stock for issuance pursuant to the 2012 LTIP, subject to certain adjustments set forth in the 2012 LTIP. At December 31, 2025, there were 2.4 million options outstanding under the 2012 LTIP, of which 1.4 million were exercisable. In addition, there were 2.2 million restricted stock units outstanding, some of which contain performance-based vesting conditions, under the 2012 LTIP as of December 31, 2025.

SeaSpine 2015 Plan

Pursuant to the Merger Agreement, the Company assumed awards outstanding under the SeaSpine Holdings Corporation Amended and Restated 2015 Incentive Award Plan Award Plan (the "SeaSpine 2015 Plan"). The SeaSpine 2015 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock awards (including restricted stock, unrestricted stock, and stock units), stock appreciation rights, performance-based awards and other equity-based awards. All of the Company’s employees and the employees of the Company’s subsidiaries and affiliates are eligible and may receive awards under the SeaSpine 2015 Plan. In addition, the Company’s non-employee directors, consultants, and advisors who perform services for the Company and its subsidiaries and affiliates may receive awards under the SeaSpine 2015 Plan. At December 31, 2025, the Company reserves a total of 3.0 million shares of common stock for issuance pursuant to the SeaSpine 2015 Plan, subject to certain adjustments set forth in the SeaSpine 2015 Plan. At December 31, 2025, there were 0.7 million options outstanding under the SeaSpine 2015 Plan, of which 0.4 million were exercisable. In addition, there were 0.5 million restricted stock units outstanding, some of which contain performance-based vesting conditions, under the SeaSpine 2015 Plan as of December 31, 2025.

Inducement Plans

As an inducement to accept employment, the Company has periodically granted inducement awards to new employees and has also assumed inducement awards that were granted by SeaSpine prior to the Merger. During 2025, there were no inducement awards granted. Under all inducement plans, as of December 31, 2025, there were 1.5 million options outstanding, of which 0.6 million were exercisable, and 1.0 million unvested restricted stock units outstanding, some of which contain performance-based vesting conditions.

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

Due to the compensatory nature of such plan, the Company records the related share-based compensation expense in the consolidated statement of operations. Compensation expense is estimated using the Black-Scholes valuation model, with such value recognized as expense over the plan period. As of December 31, 2025, the aggregate number of shares reserved for issuance under the Stock Purchase Plan is 4.9 million. As of December 31, 2025, a total of 3.8 million shares had been issued pursuant to the Stock Purchase Plan.

Share-Based Compensation Expense

Share-based compensation expense is recorded in the same line of the consolidated statements of operations as the employee’s cash compensation. The following tables present the detail of share-based compensation expense by line item in the consolidated statements of income as well as by award type, for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Cost of sales	$1,695	$2,053	$1,901
Sales, general, and administrative	25,418	27,123	29,917
Research and development	1,575	3,279	3,889
Total	$28,688	$32,455	$35,707

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Stock options	$5,245	$4,331	$6,130
Market-based stock options	2,003	2,118	—
Time-based restricted stock awards and stock units	13,270	18,818	27,290
Performance-based / Market-based restricted stock units	6,353	4,941	227
Stock purchase plan	1,817	2,247	2,060
Total	$28,688	$32,455	$35,707

The income tax benefit related to this expense was $5.5 million, $5.8 million, and $5.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Stock Options

The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically three to four years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during each of the years ended December 31, 2025, 2024, and 2023, is shown in the following table.

	Year Ended December 31,
	2025	2024	2023
Assumptions:
Expected term (in years)	4.6	4.5	6.0
Expected volatility	44.0% – 45.2%	45.7% – 47.6%	36.8% – 42.3%
Risk free interest rate	3.98% – 4.58%	3.47% – 4.65%	3.38% – 4.61%
Dividend yield	—	—	—
Weighted average grant date fair value	$7.22	$5.90	$8.43

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

A summary of the status of the Company’s time-based stock option plans as of December 31, 2025, and 2024, and changes during the year ended December 31, 2025, is presented below:

(In thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	3,197	$26.15
Granted	1,010	17.00
Exercised	(31)	13.23
Forfeited or expired	(405)	31.34
Outstanding at December 31, 2025	3,771	23.25	4.6
Vested and expected to vest at December 31, 2025	3,771	23.25	4.5
Exercisable at December 31, 2025	2,280	27.96	3.4

A summary of the status of the Company’s market-based stock option plans as of December 31, 2025, and 2024, and changes during the year ended December 31, 2025, is presented below:

(In thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	754	$13.39
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2025	754	13.39	5.2
Vested and expected to vest at December 31, 2025	754	13.39	5.2
Exercisable at December 31, 2025	34	12.57	5.5

As of December 31, 2025, the unamortized compensation expense relating to options granted and expected to be recognized was $5.3 million. This amount is expected to be recognized through March 2029 over a weighted average period of approximately 1.0 years. The total intrinsic value of options exercised for each of the years ended December 31, 2025, 2024, and 2023 was less than $0.1 million, respectively. For the year ended December 31, 2025, the Company received $0.4 million cash from stock option exercises, and realized less than $0.1 million in tax benefit for the tax deductions from stock option exercises. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2025, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $15.16, the closing price of the Company’s stock on December 31, 2025. The aggregate intrinsic value of options outstanding was $3.0 million as of December 31, 2025. The aggregate intrinsic value of options exercisable was $0.9 million as of that date.

Time-based Restricted Stock Awards and Stock Units

Compensation expense for time-based restricted stock awards and stock units, which represents the fair value of the stock measured at the market price at the date of grant, is recognized on a straight-line basis over the vesting period, which is typically three to four years, net of actual forfeitures.

The aggregate fair value of time-based restricted stock awards and stock units that vested during the years ended December 31, 2025, 2024, and 2023, was $12.4 million, $13.3 million, and $17.2 million, respectively. Unamortized compensation expense related to time-based restricted stock awards and stock units amounted to $15.3 million at December 31, 2025. This amount is expected to be recognized through December 2028 over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of time-based restricted stock awards and stock units outstanding was $30.1 million as of December 31, 2025.

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

The fair value of performance-based and/or market-based restricted stock units that vested and settled during each of the years ended December 31, 2025, 2024, and 2023, totaled less than $0.1 million, respectively. Unamortized compensation expense for performance-based and/or market-based restricted stock units totaled $16.3 million at December 31, 2025, and is expected to be recognized over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of performance-based restricted stock units outstanding was $25.0 million as of December 31, 2025.

A summary of the status of our time-based and performance-based and/or market-based restricted stock units as of December 31, 2025, and 2024, and changes during the year ended December 31, 2025, is presented below:

	Time-based Restricted Stock Awards and Stock Units		Performance-based and/or Market-based Restricted Stock Units
(In thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	2,015	$18.73	960	$16.81
Granted	993	15.58	723	16.98
Vested and settled	(872)	21.97	(1)	44.00
Cancelled	(153)	17.38	(35)	17.28
Outstanding at December 31, 2025	1,983	15.83	1,647	16.85

19. Defined contribution plans and deferred compensation

Defined Contribution Plans

Orthofix sponsors a defined contribution plan (the "401(k) Plan") covering substantially all full-time U.S. employees. The 401(k) Plan allows participants to contribute up to 90% of their pre-tax compensation, subject to certain limitations, with the Company matching 100% of the first 4% of the employee's base compensation. During the years ended December 31, 2025, 2024, and 2023, the Company incurred expenses relating to the 401(k) Plan, including matching contributions, of approximately $6.8 million, $5.9 million, and $4.6 million, respectively.

The Company also operates defined contribution plans for its international employees meeting minimum service requirements. The Company’s expenses for such contributions during each of the years ended December 31, 2025, 2024, and 2023, were $2.0 million, $1.2 million, and $1.1 million, respectively.

Deferred Compensation Plans

Under Italian Law, our Italian subsidiary accrues deferred compensation on behalf of its employees, which is paid on termination of employment. The accrual for deferred compensation is based on a percentage of the employee’s current annual remuneration plus an annual charge. Deferred compensation is also accrued for the leaving indemnity payable to agents in case of dismissal, which is regulated by a national contract and is equal to approximately 4% of total commissions earned from the Company. The Company’s relations with its Italian employees, who represent 15% of total employees at December 31, 2025, are governed by the provisions of a National Collective Labor Agreement setting forth mandatory minimum standards for labor relations in the metal mechanic workers industry. The Company is not a party to any other collective bargaining agreement. The liability is recorded within other long-term liabilities as of December 31, 2025, and 2024, and totaled $1.7 million and $1.7 million, respectively. This represents the amount that would be payable if all the employees and agents had terminated employment at that date.

20. Income taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
U.S.	$(93,273)	$(113,197)	$(154,794)
Non-U.S.	2,463	(10,678)	6,115
Loss before income taxes	$(90,810)	$(123,875)	$(148,679)

The provision for income taxes consists of the following:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
Current tax expense (benefit)
Federal	$298	$(815)	$(79)
State & local	236	225	96
Foreign	625	829	2,120
Total current expense	1,159	239	2,137

Deferred tax expense (benefit)
Federal	639	1,355	1,008
State & local	134	217	152
Foreign	(550)	311	(581)
Total deferred expense	223	1,883	579
Income tax expense	$1,382	$2,122	$2,716

The differences between the income tax provision at the U.S. federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2025, 2024, and 2023, consist of the following:

	2025		2024		2023
(U.S. Dollars, in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory rate	$(19,070)	21.0%	$(26,013)	21.0%	$(31,222)	21.0%
State taxes, net of U.S. federal benefit	300	(0.3)	352	(0.3)	210	(0.1)
Foreign tax effects
Canada
Valuation allowance	933	(1.0)	2,282	(1.8)	1,877	(1.3)
Other	(505)	0.6	(754)	0.6	(659)	0.4
Other foreign jurisdictions	(421)	0.5	992	(0.8)	108	(0.1)
Effect of changes in tax laws or rates enacted in the current period
Effects of cross-border tax laws
GILTI inclusion, net	786	(0.9)	323	(0.3)	2,333	(1.6)
Income from branches	(702)	0.8	(1,525)	1.2	(1,078)	0.7
Tax credits
R&D credit	64	(0.1)	(1,159)	0.9	(1,268)	0.9
Changes in valuation allowance	14,452	(15.9)	23,478	(19.0)	21,675	(14.6)
Nontaxable or nondeductible items
Merger related deal costs	—	—	—	—	2,547	(1.7)
Equity compensation	1,629	(1.8)	2,781	(2.2)	4,210	(2.8)
Executive compensation	3,470	(3.8)	2,001	(1.6)	3,030	(2.0)
Other	417	(0.6)	757	(0.5)	882	(0.6)
Changes in unrecognized tax benefits	29	—	(1,393)	1.1	71	—
Income tax expense/effective rate	$1,382	(1.5)%	$2,122	(1.7)%	$2,716	(1.8)%

State taxes in California and Texas made up the majority (greater than 50%) of the tax effect in this category in 2025 and 2024. State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category in 2023.

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
(U.S. Dollars, in thousands)	2025	2024
Intangible assets and goodwill	$1,331	$—
Inventories and related reserves	34,168	34,745
Deferred revenue and cost of goods sold	5,978	5,775
Other accruals and reserves	6,744	5,738
Accrued compensation	15,815	17,216
Provision for expected credit losses	1,897	1,797
Accrued interest	7,864	6,336
Net operating loss and tax credit carryforwards	152,068	132,524
Research and development capitalization	11,127	18,016
Lease liabilities	11,202	8,856
Other, net	6,435	8,456
Total deferred tax assets	254,629	239,459
Valuation allowance	(247,738)	(228,724)
Deferred tax asset, net of valuation allowance	$6,891	$10,735
Intangible assets and goodwill	$—	$(3,557)
Withholding taxes	(10)	(10)
Property, plant, and equipment	(1,359)	(3,390)
Right-of-use lease assets	(9,729)	(7,875)
Deferred tax liability	$(11,098)	$(14,832)
Net deferred tax liabilities	$(4,207)	$(4,097)

Reported as:
Deferred income tax assets (classified within other long-term assets)	$1,876	$1,542
Deferred income tax liabilities (classified within other long-term liabilities)	(6,083)	(5,639)
Net deferred tax liabilities	$(4,207)	$(4,097)

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

The valuation allowance is primarily attributable to net operating loss carryforwards and temporary differences in domestic and certain foreign jurisdictions. The net increase in the valuation allowance of $19.0 million during the year principally relates to recognizing a full valuation allowance against the net deferred tax asset within the Company’s U.S. and Italy operations. The Company considered many factors when assessing the likelihood of future realization of these deferred tax assets, including recent cumulative losses experienced by the subsidiary, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. That increase was partially offset by a decrease of valuation allowances on net operating loss carryforwards in other foreign jurisdictions due to expiration, statutory rate changes, and changes regarding the realizability of net deferred tax assets. It is reasonably possible that the valuation allowance will increase in 2026 due to further losses in certain jurisdictions, offset by decreases related to the expiration of foreign net operating losses.

The Company has federal net operating loss carryforwards of $428.0 million and federal research and development credits of $5.8 million. These federal carryforwards are subject to limitation under the provisions of Internal Revenue Code Section 382 and will continue to expire in 2026. The Company has state net operating loss carryforwards of approximately $292.3 million, principally related to California, Illinois, and Michigan. These carryforwards are subject to limitation under various provisions implemented by each specific state jurisdiction. Additionally, the Company has net operating loss carryforwards in various foreign jurisdictions of approximately $141.3 million, which mainly relate to the Company’s Netherlands, Brazil, Italy, and Canada operations. The majority of the foreign net operating losses do not expire. The Company also has research and development credits in Canada of $1.6 million which begin to expire in 2041.

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

The Company’s unrecognized tax benefit was $1.7 million for both of the years ended December 31, 2025, and 2024, respectively. The Company recorded net interest and penalties expense (benefit) on unrecognized tax benefits of ($0.1) million, $0.2 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, and had approximately $1.0 million and $1.0 million accrued for payment of interest and penalties as of December 31, 2025, and 2024, respectively. The entire amount of unrecognized tax benefits, including interest, would favorably impact the Company's effective tax rate if recognized.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2025, and 2024, is shown below:

(U.S. Dollars, in thousands)	2025	2024
Balance as of January 1,	$1,723	$2,974
Additions for current year tax positions	18	40
Increases (decreases) for prior year tax positions	(23)	42
Settlements of prior year tax positions	—	—
Expiration of statutes	(53)	(1,333)
Balance as of December 31,	$1,665	$1,723

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state and foreign jurisdictions, including Italy, as well as other jurisdictions where the Company maintains operations. The statute of limitations with respect to federal and state tax filings is closed for years prior to 2022. The statute of limitations with respect to the major foreign tax filing jurisdictions is closed for years prior to 2021. The Company cannot reasonably determine if any state and local or foreign examinations will have a material impact on its financial statements and cannot predict the timing regarding the resolution of these tax examinations.

The Company paid (received or was refunded) cash relating to income taxes totaling $1.6 million, $1.3 million, and $0.9 million for the years ended December 31, 2025, 2024, and 2023, respectively as follows:

	Year Ended December 31,
(U.S. Dollars, in thousands)	2025	2024	2023
U.S. federal	$2	$(154)	$(640)
State
California	*	(90)	*
Massachusetts	*	*	49
Texas	131	85	119
All others	297	197	316
Total State	428	192	484
Foreign
Australia	186	141	*
Brazil	*	82	93
France	330	433	521
Germany	171	*	(164)
Italy	*	85	431
Netherlands	185	236	249
Switzerland	132	102	*
United Kingdom	101	128	(82)
All others	48	56	(12)
Total Foreign	1,153	1,263	1,036
Total	$1,583	$1,301	$880

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. In addition, the OBBBA returns the interest limitation rules under Internal Revenue Code (IRC) Section 163(j) to a tax basis EBITDA calculation as opposed to earnings before interest and taxes (EBIT). The Company has reflected the impact of these provisions in the 2025 income tax provision.

21. Earnings per share (EPS)

The Company uses the treasury stock method of computing basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during each of the respective years. Diluted EPS is computed using the weighted average number of common and common equivalent shares outstanding during each of the respective years using the treasury stock method. The difference between basic and diluted shares, if any, largely results from common equivalent shares, which represents the dilutive effect of the assumed exercise of certain outstanding share options, the assumed vesting of restricted stock granted to employees and directors, or the satisfaction of certain necessary conditions for contingently issuable shares (see Note 18).

For each of the three years ended December 31, 2025, 2024, and 2023, no adjustments were made to net income for purposes of calculating basic and diluted EPS. The following is a reconciliation of the weighted average shares used in the diluted EPS computations:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Weighted average common shares-basic	39,602	38,134	36,729
Effect of diluted securities:
Unexercised stock options and employee stock purchase plan	—	—	—
Unvested time-based restricted stock units	—	—	—
Weighted average common shares-diluted	39,602	38,134	36,729

There were 8.7 million, 7.2 million, and 6.5 million weighted average outstanding options, time-based restricted stock awards and stock units, performance-based stock units, and market-based stock units not included in the diluted earnings per share computation for the years ended December 31, 2025, 2024, and 2023, respectively, because inclusion of these awards was anti-dilutive or, for performance-based stock units and market-based stock units, all necessary conditions had not been satisfied by the end of the respective period.

22. Subsequent events

Renewal of Corporate Headquarters Lease

On January 15, 2026, the Company executed the Sixth Amendment amending the lease agreement for its corporate headquarters in Lewisville, Texas. The Sixth Amendment, among other things, extends the lease term of the lease through October 2040. Refer to Note 9 for additional discussion and information on the Company’s lease obligations.

Subsequent Borrowings under the Credit Agreement

Additionally on January 15, 2026, the Company borrowed $65.0 million via the Term B Loan of its Credit Agreement with Oxford for working capital purposes. Refer to Note 11 for additional discussion regarding the Company’s Credit Agreement and information on the Company’s outstanding indebtedness.

Arbitration claims with former executives

On January 26, 2026, the arbitrator overseeing the claim from former CEO Keith Valentine issued a decision denying Mr. Valentine’s claims of defamation, false light invasion of privacy and deceit, and his indemnification of fees claim, and issued an interim award to Mr. Valentine. Refer to Note 13 for additional information regarding the arbitration claims with the Company’s former executives.