Form 10-Q
period 2026-03-31
Orthofix Medical Inc.
filed 2026-05-05
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, 40,421,652 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value per share	OFIX	Nasdaq Global Select Market

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts, and projections. All statements, other than statements of historical fact, contained in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "intends," "predicts," "potential," "positioned," "deliver," or "continue" or other comparable terminology. Forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates, and assumptions that are difficult to predict. Any or all forward-looking statements that we make may turn out to be wrong (due to inaccurate assumptions that we make or otherwise), and our actual outcomes and results may differ materially from those expressed in forward-looking statements. Potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 10-K"); Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2025 10-K; and elsewhere throughout the 2025 10-K, and in our reports filed with the U.S. Securities and Exchange Commission (the "SEC") subsequent to the date we filed the 2025 10-K with the SEC. You should not place undue reliance on any forward-looking statements. Further, any forward-looking statement in this report speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. Except as required by law, we undertake no obligation to update, and expressly disclaim any duty to update, our forward-looking statements, whether as a result of circumstances or events that arise after the date hereof, new information, or otherwise.

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$120,278	$82,025
Restricted cash	592	3,090
Accounts receivable, net of allowances of $8,990 and $8,308, respectively	137,775	135,746
Inventories	177,818	172,319
Prepaid expenses and other current assets	25,057	23,667
Total current assets	461,520	416,847
Property, plant, and equipment, net	125,327	129,399
Intangible assets, net	69,336	72,765
Goodwill	194,934	194,934
Other long-term assets	35,484	36,702
Total assets	$886,601	$850,647

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$54,686	$58,392
Current portion of finance lease liability	115	837
Other current liabilities	106,232	111,253
Total current liabilities	161,033	170,482
Long-term debt	221,335	157,391
Long-term portion of finance lease liability	12,937	17,060
Other long-term liabilities	56,110	55,677
Total liabilities	451,415	400,610
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 40,382 and 39,834 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	4,038	3,983
Additional paid-in capital	820,247	813,769
Accumulated deficit	(389,241)	(368,333)
Accumulated other comprehensive income	142	618
Total shareholders’ equity	435,186	450,037
Total liabilities and shareholders’ equity	$886,601	$850,647

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2026	2025
Net sales	$196,708	$193,646
Cost of sales	57,162	72,027
Gross profit	139,546	121,619
Sales, general, and administrative	134,911	132,981
Research and development	15,320	19,766
Acquisition-related amortization, impairment, and remeasurement (Note 11)	3,751	17,745
Operating loss	(14,436)	(48,873)
Interest expense, net	(5,664)	(4,506)
Other income (expense), net	(734)	1,246
Loss before income taxes	(20,834)	(52,133)
Income tax expense	(74)	(961)
Net loss	$(20,908)	$(53,094)

Net loss per common share:
Basic	$(0.52)	$(1.35)
Diluted	(0.52)	(1.35)
Weighted average number of common shares:
Basic	40,450	39,188
Diluted	40,450	39,188

Other comprehensive income (loss), before tax
Currency translation adjustment	(476)	1,746
Other comprehensive income (loss), before tax	(476)	1,746
Income tax expense related to other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	(476)	1,746
Comprehensive loss	$(21,384)	$(51,348)

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2025	39,834	$3,983	$813,769	$(368,333)	$618	$450,037
Net loss	—	—	—	(20,908)	—	(20,908)
Other comprehensive loss, net of tax	—	—	—	—	(476)	(476)
Share-based compensation expense	—	—	6,533	—	—	6,533
Common shares issued, net	548	55	(55)	—	—	—
At March 31, 2026	40,382	$4,038	$820,247	$(389,241)	$142	$435,186

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2024	38,486	$3,849	$779,718	$(276,141)	(4,302)	$503,124
Net loss	—	—	—	(53,094)	—	(53,094)
Other comprehensive income, net of tax	—	—	—	—	1,746	1,746
Share-based compensation expense	—	—	6,469	—	—	6,469
Common shares issued, net	610	61	(12)	—	—	49
At March 31, 2025	39,096	$3,910	$786,175	$(329,235)	$(2,556)	$458,294

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(20,908)	$(53,094)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, amortization, and impairment	13,493	34,431
Inventory reserve expenses	2,900	15,301
Amortization of operating lease assets, debt costs, and other assets	1,058	1,251
Provision for expected credit losses	719	1,058
Deferred income taxes	93	445
Share-based compensation expense	6,533	6,469
Loss on disposal of fixed assets	331	25
Change in valuation of investment securities	(16)	—
Change in fair value of contingent consideration	750	(610)
Other	(178)	(1,347)
Changes in operating assets and liabilities
Accounts receivable	(2,964)	2,379
Inventories	(8,845)	693
Prepaid expenses and other current assets	(1,459)	141
Accounts payable	(4,368)	(2,493)
Other current liabilities	(5,221)	(21,385)
Other long-term assets and liabilities	472	(1,655)
Net cash used in operating activities	(17,610)	(18,391)
Cash flows from investing activities
Capital expenditures	(10,661)	(6,736)
Other investing activities	146	—
Net cash used in investing activities	(10,515)	(6,736)
Cash flows from financing activities
Proceeds from issuance of common shares	—	49
Payments related to finance lease obligation	(31)	(188)
Proceeds from credit facility	64,025	—
Payment of debt issuance costs and other financing activities	(24)	(512)
Net cash provided by (used in) financing activities	63,970	(651)
Effect of exchange rate changes on cash	(90)	493
Net change in cash and cash equivalents	35,755	(25,285)
Cash, cash equivalents, and restricted cash at the beginning of period	85,115	85,738
Cash, cash equivalents, and restricted cash at the end of period	$120,870	$60,453

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$120,278	$57,953
Restricted cash	592	2,500
Cash, cash equivalents, and restricted cash at the end of period	$120,870	$60,453

Noncash investing activities - Accrued purchases of capital expenditures	$13,524	$5,618
Noncash investing activities - Purchase of intangible assets	—	40

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and basis of presentation

Description of the Business

Orthofix Medical Inc. (the "Company" or "Orthofix") is a global medical technology company dedicated to advancing healing and restoring mobility for patients with complex musculoskeletal conditions. Headquartered in Lewisville, Texas, the Company delivers technology-enabled solutions that support improved clinical outcomes and more efficient care across the continuum. Orthofix offers a focused and differentiated portfolio spanning spinal implants, therapeutic solutions, limb reconstruction systems, biologics and enabling technologies, including the 7D FLASH Navigation System.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2025 Form 10-K. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2026.

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

2. Recently adopted accounting standards and recently issued accounting pronouncements

Recently Issued Accounting Pronouncements

Topic	Description of Guidance	Effective Date	Status of Company's Evaluation
Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative (Accounting Standard Update "ASU" 2023-06)

Adds interim and annual disclosure requirements to a variety of subtopics in the Accounting Standards Codification, including those focusing on accounting changes, earnings per share, debt, and repurchase agreements. The guidance will be applied prospectively. The effective date will be the date when the SEC's removal of the related disclosure requirement becomes effective, with early adoption prohibited.

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

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
Raw materials	$24,882	$22,865
Work-in-process	65,194	63,255
Finished products	87,742	86,199
Inventories	$177,818	$172,319

4. Leases

A summary of the Company's lease portfolio as of March 31, 2026, and December 31, 2025, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	March 31, 2026	December 31, 2025
		(Unaudited)
Assets
Operating leases	Other long-term assets	$21,571	$22,279
Finance leases	Property, plant, and equipment, net	9,460	14,442
Total lease assets		$31,031	$36,721

Liabilities
Current
Operating leases	Other current liabilities	$3,108	$3,147
Finance leases	Current portion of finance lease liability	115	837
Long-term
Operating leases	Other long-term liabilities	24,760	25,413
Finance leases	Long-term portion of finance lease liability	12,937	17,060
Total lease liabilities		$40,920	$46,457

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,206	$2,371
Operating cash flows from finance leases	364	200
Financing cash flows from finance leases	31	188
ROU assets obtained in exchange for lease obligations
Operating leases	87	231
Finance leases	—	—

5. Long-term debt

The carrying values of the Company's outstanding debt obligations as of March 31, 2026, and December 31, 2025, were as follows:

(U.S. Dollars, in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
Outstanding Term Loans
Principal amount	$225,000	$160,000
Unamortized original debt discount	(2,630)	(1,839)
Unamortized debt issuance costs and lenders fees	(1,035)	(770)
Total indebtedness from outstanding term loans	$221,335	$157,391

Current portion of long-term debt	$—	$—
Long-term debt	221,335	157,391
Total indebtedness outstanding	$221,335	$157,391

On November 7, 2024, the Company, as borrower, and its U.S. subsidiaries entered into a $275.0 million secured credit agreement (the "Credit Agreement") with Oxford Finance LLC, as administrative agent and as collateral agent ("Oxford") and certain lenders party thereto, including Oxford, K2 HealthVentures LLC, and HSBC Ventures USA Inc. The Credit Agreement provides for a $160.0 million senior secured term loan (the "Initial Term Loan") and a $65.0 million senior secured delayed draw term loan facility (the "Term B Loan"). In addition, at Oxford's discretion, an additional $50.0 million of draw capacity is available through January 1, 2029 (the "Term C Loan" and, collectively with the Term B Loan and the Initial Term Loan, the "Credit Facilities").

On January 15, 2026, the Company borrowed $65.0 million via the Term B Loan to provide capital flexibility ahead of the expiration of the tranche. The Credit Facilities, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029. The Credit Agreement contains financial covenants requiring the Company to maintain (i) a minimum level of liquidity at all times and (ii) a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of March 31, 2026, the Company was in compliance with all required financial covenants.

As of March 31, 2026, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.4 million).

6. Fair value measurements and investments

The fair value measurements of the Company's financial assets and liabilities measured on a recurring basis were as follows:

	March 31, 2026				December 31, 2025
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
				(Unaudited)
Liabilities
Lattus Contingent Consideration	$—	$—	$8,680	$8,680	$7,930
Deferred compensation plan	—	1,634	—	1,634	1,720
Total	$—	$1,634	$8,680	$10,314	$9,650

Lattus Contingent Consideration

In connection with the merger with SeaSpine Holdings Corporation ("SeaSpine") in 2023 (the "Merger"), the Company assumed a contingent consideration obligation under a purchase agreement between SeaSpine and Lattus Spine LLC ("Lattus") executed in December 2022. Under the terms of this agreement, the Company may be required to make installment payments to Lattus (the "Lattus Contingent Consideration") at certain dates based on future net sales of certain products (the "Lateral Products").

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

(Unaudited, U.S. Dollars, in thousands)	2026	2025
Lattus Contingent Consideration estimated fair value at January 1	$7,930	$15,400
Change in fair value recognized in acquisition-related amortization, impairment, and remeasurement	750	(610)
Lattus Contingent Consideration estimated fair value at March 31	$8,680	$14,790

The estimated fair value of the Lattus Contingent Consideration as of March 31, 2026, was $8.7 million; however, the actual amount ultimately paid could be higher or lower. As of March 31, 2026, the Company classified the remaining Lattus Contingent Consideration of $4.7 million and $4.0 million within other current liabilities and other long-term liabilities, respectively.

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of March 31, 2026:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of March 31, 2026	Unobservable inputs	Estimate
Lattus Contingent Consideration	$8,680	Counterparty discount rates	13.0%
		Revenue risk-adjusted discount rates	6.4% - 6.5%

7. Commitments and Contingencies

Arbitration claims with former executives

In September 2023, the Company's Board of Directors (the "Board") terminated the employment of Keith Valentine, John Bostjancic, and Patrick Keran, who had served respectively as the Company’s President and Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer (collectively, the "Former Executives"). The Board’s decision followed an investigation conducted by independent outside legal counsel and directed and overseen by a committee of certain of the Company’s independent directors. At the time of termination, the Company notified each of the Former Executives that their respective terminations of employment were being made for "Cause," as such term is defined in applicable employment-related agreements (including each executive’s respective Change in Control and Severance Agreement, dated June 19, 2023 (the "CIC and Severance Agreements"). The Former Executives subsequently made claims against the Company in arbitration in the State of California, asserting breach of contract because each of them was entitled to the severance payments and other equity-based rights that would be owed to them if their respective termination had been made "without Cause" under the CIC and Severance Agreements, and further asserting damages for purported defamation, false light invasion of privacy, and deceit, as well as indemnification and advancement for attorneys’ fees.

On January 26, 2026, the arbitrator in Mr. Valentine’s matter issued a decision denying Mr. Valentine’s defamation, false light invasion of privacy, and deceit claims, and his indemnification of fees claim. Based on the evidence presented during the arbitration process, the arbitrator found that Mr. Valentine’s conduct met the legal definition of "acts of moral turpitude" and that the public statements that the Company made about Mr. Valentine in a press release and filings with the SEC subsequent to the termination of his employment were true. Although Mr. Valentine’s conduct was found to meet the legal definition of "acts of moral turpitude" for purposes of his defamation and other tort claims, and although engaging in "material acts of moral turpitude" would constitute "Cause" under the CIC and Severance Agreement, the arbitrator maintained his preliminary decision issued on October 2, 2025, finding that (i) Mr. Valentine’s conduct prior to his entry into the CIC and Severance Agreement on June 19, 2023 could not be considered for purposes of determining whether "Cause" existed under such agreement, and (ii) his conduct between that date and his termination of employment on September 11, 2023, did not amount to "Cause". As a result, the arbitrator issued an interim award to Mr. Valentine for breach of contract damages in the amount of $11.8 million, finding such amount to be equivalent to the severance and equity-based rights that Mr. Valentine would have received in a "without Cause" termination. The arbitrator also awarded accrued interest, at the pre-judgment interest rate of 10% under California law. On April 22, 2026, the Company made a payment in satisfaction of the arbitrator’s interim award plus accrued interest, in the amount of $14.8 million. The arbitrator’s final order confirming the interim award and determining attorneys’ fees payable, is expected in the second quarter of 2026.

On April 15, 2026, Mr. Keran’s arbitration claims were settled for $4.25 million. On April 22, 2026, the Company and Mr. Bostjancic entered into a settlement agreement covering all of Mr. Bostjancic’s claims, in the amount of $4.25 million. As of March 31, 2026, the Company had accrued $23.3 million related to the arbitration matters with the Former Executives.

In addition to the Former Executives’ arbitration claims, in September 2024, Messrs. Valentine, Bostjancic and Keran filed an action in California State Court against former director and interim CEO Catherine Burzik and current director Wayne Burris, seeking relief for, among other things, alleged defamation, false light invasion of privacy, intentional misrepresentation, false promise, and tortious interference with contract. Mr. Bostjancic has agreed to dismiss his claims in this action in connection with his settlement agreement. The Company disagrees with the allegations contained in the action against Ms. Burzik and Mr. Burris and will continue vigorously defending the asserted claims. The Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the action.

Securities class action complaints

On August 21, 2024, a securities class action complaint captioned Bernal v. Orthofix Medical Inc., et al., Case No. 24-cv-00690, was filed in the United States District Court for the Eastern District of Texas (the "Bernal Complaint"). The plaintiff, a purported Company shareholder, alleges through the complaint violations of Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder, and names as defendants the Company and the following former Company directors and officers: Jon Serbousek (former director and former President and Chief Executive Officer), Keith Valentine (former director and former President and Chief Executive Officer), John Bostjancic (former Chief Financial Officer), and Patrick Keran (former Chief Legal Officer). The complaint alleges that the Company made, and the named former directors and officers caused the Company to make, materially false and misleading statements between October 11, 2022, and September 12, 2023, that, according to the complaint, falsely assured the market of Messrs. Valentine, Bostjancic, and Keran's respective commitments to, among other things, ethical and legal standards and corporate responsibility.

On September 6, 2024, a securities class action complaint captioned O'Hara v. Orthofix Medical Inc., et al., Case No. 24-cv-01593, was filed in the United States District Court for the Southern District of California (the "O'Hara Complaint"). The plaintiff, a purported former shareholder of SeaSpine at the time of the Merger, alleges through the complaint violations of Sections 11, 12 and 15 of the Securities Act, and names most of the same defendants as the Bernal Complaint, as well as certain additional current and/or former Company directors and officers. The complaint makes similar assertions to the Bernal complaint, and alleges that the Company's registration statement on Form S-4 filed in 2022 in connection with the Merger, as well as related written and oral offering materials, contained untrue statements of material fact and material omissions, including, among other things, with respect to the effectiveness of the Company's internal controls. On November 26, 2024, the O'Hara Complaint was transferred to the Eastern District of Texas, and on December 11, 2024, the O'Hara Complaint was consolidated with the Bernal Complaint. On April 17, 2025, the plaintiffs filed an amended complaint in the consolidated action, captioned In re Orthofix Medical Inc. Securities Litigation, with substantially the same allegations contained in the Bernal Complaint and the O'Hara Complaint. The consolidated case is captioned In re Orthofix Medical Inc. Securities Litigation, Case No. 24-cv-00690 and is pending in the Eastern District of Texas. The Company and the individual defendants moved to dismiss the amended complaint on May 15, 2025. On March 9, 2026, the Court granted defendants’ motion to dismiss the plaintiffs’ claims under the Exchange Act (but not those under the Securities Act), finding that (i) all but one of the Company’s statements at issue were immaterial as a matter of law, and (ii) no statements caused loss. The Court provided the plaintiffs with leave to amend their complaint to address pleading deficiencies, and plaintiffs filed an amended complaint on April 8, 2026.

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

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase, provided that the distributor meets the required conditions of such purchase option. Under certain of these agreements, the purchase price would be paid in shares of the Company's common stock, whereas for others, the purchase price can be paid in cash or shares, at the Company's option. Based on the closing price of the Company's common stock as of March 31, 2026, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 0.4 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor with respect to the conditions of a potential acquisition, the consummation of which may be deferred to a future date.

Italian Medical Device Payback (IMDP)

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

The Company accounts for the estimated cost of the IMDP as sales, general, and administrative expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded expenses of $0.4 million and $0.3 million for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, the Company has accrued $10.8 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities.

8. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income (loss) were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$846	$(228)	$618
Other comprehensive loss	(476)	—	(476)
Income taxes	—	—	—
Balance at March 31, 2026	$370	$(228)	$142

9. Revenue recognition and accounts receivable

Revenue Recognition

The Company has two reporting segments: Global Spine and Global Limb Reconstruction. Within the Global Spine reporting segment, there are two product categories: (i) Therapeutic Solutions (formerly Bone Growth Therapies), and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The tables below presents net sales by product category and reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Therapeutic Solutions	$57,774	$55,050	4.9%
Spinal Implants, Biologics, and Enabling Technologies	106,078	108,786	-2.5%
Global Spine	163,852	163,836	0.0%
Global Limb Reconstruction	32,856	29,810	10.2%
Net sales	$196,708	$193,646	1.6%

Product Sales and Marketing Service Fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Product sales	$186,116	$181,633
Marketing service fees	10,592	12,013
Net sales	$196,708	$193,646

Marketing service fees are received from MTF Biologics ("MTF") based on total sales of biologic tissues and relate solely to the Biologics product category within the Global Spine reporting segment, whereas product sales primarily consist of the sale of Therapeutic Solutions, Spinal Implants, non-MTF sourced Biologics, Enabling Technologies, and Global Limb Reconstruction products. As MTF is the single supplier for certain allografts in the Company's Biologics portfolio, which are derived from deceased donors for their bone grafts and living donors for their amnion grafts, any event or circumstance that would impact MTF's continued access to donors or the Company's ability to market these tissues may adversely impact the Company's financial results.

Accounts receivable and related allowances

The following table provides a detail of changes in the Company's allowance for expected credit losses for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Allowance for expected credit losses beginning balance	$8,308	$7,418
Current period provision for expected credit losses	719	1,058
Write-offs charged against the allowance and other	(5)	(11)
Effect of changes in foreign exchange rates	(32)	137
Allowance for expected credit losses ending balance	$8,990	$8,602

10. Business segment information

The Company's operations are managed through two reporting segments: Global Spine and Global Limb Reconstruction. These reporting segments represent the operating segments for which the President and Chief Executive Officer, who is also the Chief Operating Decision Maker (CODM), reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization ("adjusted EBITDA", a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation and amortization, and excludes the impact of share-based compensation and long-term incentive plan expense; gains and losses related to changes in foreign exchange rates; charges related to the Merger and other strategic investments; restructuring costs and impairments related to the discontinuation of the M6 product lines; acquisition-related fair value adjustments; gains and/or losses on investments; litigation and investigation charges; and refunds associated with the Employee Retention Credit established by the Coronavirus Aid, Relief, and Economic Security Act.

Corporate activities are comprised of operating expenses not directly identifiable within the two reporting segments, such as human resources, finance, legal, and information technology functions. The Company neither discretely allocates assets, other than goodwill, to its operating segments nor evaluates the operating segments using discrete asset information.

Global Spine

The Global Spine reporting segment offers two primary product categories: (i) Therapeutic Solutions and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The Therapeutic Solutions product category manufactures, distributes, and provides support services for market-leading bone growth stimulation devices that enhance bone fusion. These Class II medical devices with special controls are indicated as an adjunctive, noninvasive treatment to improve fusion success rates in the cervical and lumbar spine as well as a therapeutic treatment for non-spinal, appendicular fractures, treating both fresh or nonunion fractures. These products are sold almost exclusively in the U.S., using distributors and direct sales representatives to provide these devices to healthcare providers and their patients.

Spinal Implants, Biologics, and Enabling Technologies is comprised of (i) a broad portfolio of spine fixation implant products used in surgical procedures of the spine, (ii) one of the most comprehensive biologics portfolios in both the demineralized bone matrix and cellular allograft market segments, and (iii) image-guided surgical solutions to facilitate degenerative, minimally invasive, and complex surgical procedures. Spinal Implants, Biologics, and Enabling Technologies products are sold through a network of distributors and sales representatives to hospitals and healthcare providers on a global basis for Spinal Implants and Enabling Technologies, and primarily within the U.S. for Biologics.

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

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended March 31, 2026
(Unaudited, U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total
Segment revenues	$163,852	$32,856	$196,708
Less:
Non-GAAP Cost of sales	42,842	14,615	57,457
Non-GAAP Sales, general, and administrative	98,021	20,201	118,222
Non-GAAP Research and development	11,397	2,999	14,396
Other segment expenses	259	938	1,197
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	9,068	3,228	12,296
Segment Adjusted EBITDA	$20,401	$(2,669)	$17,732

Reconciling items:
Corporate operating expenses			$8,038
Interest expense, net			5,664
Depreciation and amortization			13,493
Share-based compensation and long-term incentive plan expense			6,638
Foreign exchange impact			900
SeaSpine merger-related costs			(69)
Restructuring costs and impairments related to M6 product lines			253
Strategic investments			950
Acquisition-related fair value adjustments			750
Interest and loss on investments			(16)
Litigation and investigation costs			2,916
Employee Retention Credit			(951)
Loss before income taxes			$(20,834)

	Three Months Ended March 31, 2025
(Unaudited, U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total
Segment Revenues	$163,836	$29,810	$193,646
Less:
Non-GAAP Cost of sales	44,587	11,871	56,458
Non-GAAP Sales, general, and administrative	92,538	17,920	110,458
Non-GAAP Research and development	11,623	2,853	14,476
Other segment expenses (benefits)	4,444	(175)	4,269
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	8,872	2,632	11,504
Segment Adjusted EBITDA	$19,516	$(27)	$19,489

Reconciling items:
Corporate operating expenses			$8,058
Interest expense, net			4,506
Depreciation and amortization			34,431
Share-based compensation and long-term incentive plan expense			6,469
Foreign exchange impact			(1,044)
SeaSpine merger-related costs			1,130
Restructuring costs and impairments related to M6 product lines			12,126
Strategic investments			3,514
Acquisition-related fair value adjustments			(610)
Interest and loss on investments			—
Litigation and investigation costs			3,042
Employee Retention Credit			—
Loss before income taxes			$(52,133)

The following table presents depreciation, amortization, and impairment by reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Global Spine	$10,218	$31,902
Global Limb Reconstruction	2,778	1,936
Corporate	497	593
Total	$13,493	$34,431

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Global Spine
U.S.	$152,417	$152,703
International	11,435	11,133
Total Global Spine	163,852	163,836

Global Limb Reconstruction
U.S.	8,911	8,978
International	23,945	20,832
Total Global Limb Reconstruction	32,856	29,810

Consolidated
U.S.	161,328	161,681
International	35,380	31,965
Net sales	$196,708	$193,646

The following data includes net sales by geographic area:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
U.S.	$161,328	$161,681
Italy	5,903	5,053
France	2,632	2,625
United Kingdom	3,873	3,037
Germany	2,170	2,208
Brazil	1,034	1,135
Others	19,768	17,907
Net Sales	$196,708	$193,646

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
U.S.	$111,035	$114,483
Italy	9,596	9,893
Germany	1,165	1,360
Others	3,531	3,663
Total	$125,327	$129,399

11. Acquisition-related amortization, impairment, and remeasurement

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements. Components of acquisition-related amortization, impairment, and remeasurement are as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Amortization and impairment of acquired intangibles	$3,001	$18,355
Changes in fair value of contingent consideration	750	(610)
Total	$3,751	$17,745

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Cost of sales	$331	$461
Sales, general, and administrative	5,858	5,649
Research and development	344	359
Total	$6,533	$6,469

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Stock options	$1,231	$869
Market-based stock options	187	646
Time-based restricted stock units	2,885	2,994
Market-based / performance-based restricted stock units	1,794	1,420
Stock purchase plan	436	540
Total	$6,533	$6,469

During the three months ended March 31, 2026, and 2025, the Company issued 0.5 million and 0.6 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock units.

13. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to losses in the Company's U.S., Canadian and Italian operations for which no tax benefit is recognized, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company's overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the three months ended March 31, 2026. Due to the impact of temporary differences on the current U.S. tax liability for which no deferred tax benefit is recognized, the effective tax rate may vary in future quarters.

For the three months ended March 31, 2026, and 2025, the effective tax rate was (0.4%) and (1.8%), respectively. The primary factors affecting the Company's effective tax rate for the three months ended March 31, 2026, were certain losses for which no tax benefit is recognized and tax amortization on certain acquired intangibles.

14. Earnings per share (EPS)

For the three months ended March 31, 2026, no adjustments were made to net income for purposes of calculating basic and diluted EPS under the treasury stock method. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended March 31,
(Unaudited, In thousands)	2026	2025
Weighted average common shares-basic	40,450	39,188
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—
Unvested restricted stock units	—	—
Weighted average common shares-diluted	40,450	39,188

There were 8.3 million and 8.1 million weighted average outstanding options, time-based restricted stock units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the three months ended March 31, 2026, and 2025, respectively, because either (i) inclusion of these awards was anti-dilutive, or (ii) for performance-based stock units and market-based stock units, all necessary conditions had not been satisfied by the end of the respective period.

15. Discontinuation of M6 product lines

In February 2025, the Company announced the discontinuation of its M6-C artificial cervical disc and M6-L artificial lumbar disc product lines (together, the "M6 artificial discs" or "M6 product lines") in order to allocate associated resources and investment to more profitable growth opportunities. Financial results for the Company's M6 product lines continue to be presented within the Company's consolidated statements of operations and comprehensive loss. A summary of impairment charges recognized during the three months ended March 31, 2025, and the associated financial statement lines in which such costs were recognized is shown in the table below. All such changes are included within the Company's Global Spine reporting segment. All related inventory; property, plant, and equipment; and intangible asset balances were fully impaired in the prior year; therefore, there were no further impairments recorded on these assets in the current year.

(Unaudited, U.S. Dollars, in thousands)	Financial Statement Line Item	Three Months Ended March 31, 2025
Inventory reserve charges	Cost of sales	$8,703
Impairment of property, plant, and equipment	Operating expenses	6,226
Impairment of developed technology intangible asset	Acquisition-related amortization, impairment, and remeasurement	14,097
Loss on M6 inventories and long-lived assets held for sale		$29,026

16. Subsequent Events

Subsequent to March 31, 2026, the Company finalized certain matters relating to the arbitration proceedings involving the Former Executives, as described above in Note 7, Commitments and Contingencies. On April 22, 2026, the Company made a payment of $14.8 million in satisfaction of the interim arbitration award issued to Keith Valentine on January 26, 2026, including accrued pre‑judgment interest at the applicable statutory rate under California law. In addition, on April 15, 2026, the Company reached a settlement with Patrick Keran resolving his pending claims against the Company for a payment of $4.25 million, and on April 22, 2026, the Company entered into a settlement agreement with John Bostjancic resolving his pending claims for a payment of $4.25 million. The Company had previously accrued amounts it believed were probable and estimable related to these matters as of March 31, 2026.

On April 16, 2026, the U.S. Food and Drug Administration published a final order in the Federal Register reclassifying non-invasive bone growth stimulators from Class III to Class II with special controls. The reclassification will become effective on May 18, 2026. For additional discussion of this change, refer to the Company's updated risk factor, included within Part II, Item 1A under the heading Risk Factors of this quarterly report.

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

Executive Summary

We are a global medical technology company dedicated to advancing healing and restoring mobility for patients with complex musculoskeletal conditions. Headquartered in Lewisville, Texas, we deliver technology-enabled solutions that support improved clinical outcomes and more efficient care across the continuum. We offer a focused and differentiated portfolio spanning spinal implants, therapeutic solutions, limb reconstruction systems, biologics and enabling technologies, including the 7D FLASH Navigation System. Learn more at Orthofix.com and follow Orthofix on LinkedIn. Information included on our website is not incorporated into, or otherwise creates a part of, this report.

Notable financial metrics in the first quarter of 2026 and recent achievements include the following:

•
First quarter 2026 reported net sales of $196.7 million, including sales from M6 artificial cervical and lumbar discs. Non-GAAP pro forma net sales of $196.4 million, excluding sales from M6 discs, increased 3% year over year on a constant currency basis, reflecting steady execution during the final stages of distributor transitions, with further improvement expected as productivity increases.
•
Global Spine Fixation delivered reported net sales growth of 6% and constant currency growth of 6% compared to the prior year period, including U.S. Spine Fixation growth of 4%, driven by enhanced commercial focus, deeper procedural penetration, and continuing benefits from distributor transition initiatives.
•
Therapeutic Solutions (formerly Bone Growth Therapies) achieved year-over-year net sales growth of 5%, supported by continued demand across the portfolio and effective commercial execution.
•
Global Limb Reconstruction reported net sales growth of 10% and constant currency growth of 3% compared to the prior year period, reflecting continued demand for core fixation and reconstruction systems.
•
First quarter 2026 reported net loss of $(20.9) million and non-GAAP pro forma adjusted EBITDA of $9.7 million, reflecting impacts from geography mix and commercial transitions.

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended March 31,
(Unaudited)	2026 (%)	2025 (%)
Net sales	100.0	100.0
Cost of sales	29.1	37.2
Gross profit	70.9	62.8
Sales, general, and administrative	68.5	68.6
Research and development	7.8	10.2
Acquisition-related amortization, impairment, and remeasurement	1.9	9.2
Operating loss	(7.3)	(25.2)
Net loss	(10.6)	(27.4)

Net Sales by Product Category and Reporting Segment

Our operations are managed through two reporting segments: Global Spine and Global Limb Reconstruction. The following table provides net sales by product category and reporting segment:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in millions)	2026	2025	Change	Constant Currency Change
Therapeutic Solutions	$57.8	$55.1	4.9%	4.9%
Spinal Implants, Biologics and Enabling Technologies*	105.8	104.3	1.4%	1.4%
Global Spine*	163.6	159.4	2.6%	2.6%
Global Limb Reconstruction	32.8	29.8	10.2%	3.0%
Pro forma net sales*	196.4	189.2	3.8%	2.7%
Impact from discontinuation of M6 product lines	0.3	4.4	(94.2%)	(94.5%)
Reported net sales	$196.7	$193.6	1.6%	0.4%

* Results above for each of Spinal Implants, Biologics, and Enabling Technologies; Global Spine; and pro forma net sales exclude the impact from discontinuation of the M6 product lines. Since pro forma net sales represent a non-GAAP measure, see the reconciliation above of the Company's pro forma net sales to its reported figures under U.S. GAAP. The Company's reported figures under U.S. GAAP represent each of the pro forma line items discussed above plus the impact from discontinuation of the M6 product lines.

Global Spine

Global Spine offers the following product categories:

•
Therapeutic Solutions manufactures, distributes, sells, and provides support services for market-leading devices used adjunctively in high-risk spinal fusion procedures and treats both nonunion and acute fractures in the orthopedic space. Therapeutic Solutions uses distributors and a direct sales channel to sell its devices and provide associated support services to hospitals, healthcare providers, and patients in the U.S.
•
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

Three months ended March 31, 2026 compared to 2025

Net sales of $163.9 million, flat compared to the prior year period

•
Therapeutic Solutions net sales increased $2.7 million, or 4.9%, largely driven by (i) favorable changes in average sales prices and (ii) increases in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets
•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $1.5 million, or 1.4%, primarily due to increased sales growth from new and existing high-volume distributor partners within Spine Fixation, which saw growth in its cervical, thoracolumbar, and interbody franchises; growth in these areas was partially offset by a decline in Biologics and Enabling Technologies. The decrease in Enabling Technologies was due to the timing of revenue in the prior year from completed contracts under the Voyager Earnout program.
•
Net sales from the M6 product lines decreased $4.2 million, or 94.2%, as a result of the discontinuation of the product lines in 2025 to focus resources and investments in more profitable growth opportunities

Global Limb Reconstruction

Global Limb Reconstruction offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. Global Limb Reconstruction sells its products through a global network of distributors and sales representatives to hospitals, healthcare organizations, and healthcare providers.

Three months ended March 31, 2026 compared to 2025

Net sales of $32.8 million, an increase of $3.0 million or 10.2% on a reported basis and 3.0% on a constant currency basis

•
U.S. net sales decline of $0.1 million, or 0.8%, largely due to timing of large capital sales orders, partially offset by growth from new products launched in the past three years
•
International sales increase of $3.1 million, or 4.6% on a constant currency basis, primarily driven by sales of new products launched in the past three years and partially offset by large tender orders in the prior year
•
Net sales increase of $2.2 million due to movement in foreign currency exchange rates, which had a favorable impact during the quarter

Gross Profit

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change
Net sales	$196,708	$193,646	1.6%
Cost of sales	57,162	72,027	(20.6%)
Gross profit	$139,546	$121,619	14.7%
Gross margin	70.9%	62.8%	8.1%

Three months ended March 31, 2026 compared to 2025

Gross profit increased $17.9 million

•
Increase in gross profit of $12.4 million resulting from significant inventory reserve expenses recorded in the first quarter of 2025, primarily attributable to the discontinuation of the M6 product lines in order to focus resources and investments on more profitable growth opportunities
•
Increase in gross profit also driven by reduced headcount, overhead costs, and depreciation, resulting from the discontinuation of the M6 product lines
•
These changes were also partially offset by certain changes in geographical mix of net sales

Sales, General, and Administrative Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change
Sales, general, and administrative	$134,911	$132,981	1.5%
As a percentage of net sales	68.6%	68.7%	(0.1%)

Three months ended March 31, 2026 compared to 2025

Sales, general, and administrative expense increased $1.9 million

•
Increase of $2.9 million primarily driven by increased compensation and benefit costs, including variable compensation and share-based compensation expense
•
Increase of $0.7 million in professional fees and insurance costs, mostly pertaining to an increase in accrued settlement fees and costs
•
Partially offset by a decrease of $2.3 million in depreciation expense, mostly as a result of impairments incurred in the prior year as a result of the discontinuation of the M6 product lines

Research and Development Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change
Research and development	$15,320	$19,766	(22.5%)
As a percentage of net sales	7.8%	10.2%	(2.4%)

Three months ended March 31, 2026 compared to 2025

Research and development expense decreased $4.4 million

•
Decrease of $4.8 million related to impairments associated with the discontinuation of the M6 product lines and other organizational restructuring activities that occurred in 2025
•
Partially offset by an increase of $0.4 million in clinical studies and product development costs

Acquisition-related Amortization, Impairment, and Remeasurement

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change
Acquisition-related amortization, impairment, and remeasurement	$3,751	$17,745	(78.9%)
As a percentage of net sales	1.9%	9.2%	(7.3%)

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended March 31, 2026 compared to 2025

Acquisition-related amortization, impairment, and remeasurement decreased $14.0 million

•
Decrease of $15.4 million in amortization expense primarily associated with the impairment of certain acquired intangible assets as a result of the discontinuation of the M6 product lines
•
Partially offset by an increase of $1.4 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC assumed in the merger with SeaSpine Holdings Corporation (the "Merger")

Non-operating Income and Expense

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change
Interest expense, net	$(5,664)	$(4,506)	25.7%
Other income (expense), net	(734)	1,246	(158.9%)

Three months ended March 31, 2026 compared to 2025

Interest expense, net increased $1.2 million

•
Unfavorable change of $1.4 million attributable to an increase in interest expense following the funding of the $65.0 million Term B Loan in January 2026
•
Partially offset by a favorable change of $0.2 million resulting from interest earned on certain Employee Retention Credit refunds received in the first quarter of 2026

Other income (expense), net decreased $2.0 million

•
Unfavorable change of $2.0 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $0.9 million in first quarter of 2026 compared to a gain of $1.1 million in the first quarter of 2025

Income Taxes

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change
Income tax expense	$74	$961	(92.3%)
Effective tax rate	(0.4%)	(1.8%)	1.4%

Three months ended March 31, 2026 compared to 2025

•
The decrease in income tax expense compared to the prior year period was primarily related to tax benefits on certain international operations
•
The primary factor affecting our tax expense for the first quarter of 2026 was tax amortization on certain acquired intangibles

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at March 31, 2026, totaled $120.9 million compared to $85.1 million at December 31, 2025. The following table presents the net change in cash, cash equivalents, and restricted cash for the three months ended March 31, 2026, and 2025, respectively:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Net cash used in operating activities	$(17,610)	$(18,391)	$781
Net cash used in investing activities	(10,515)	(6,736)	(3,779)
Net cash provided by (used in) financing activities	63,970	(651)	64,621
Effect of exchange rate changes on cash	(90)	493	(583)
Net change in cash and cash equivalents	$35,755	$(25,285)	$61,040

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Three Months Ended March 31,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Net cash used in operating activities	$(17,610)	$(18,391)	$781
Capital expenditures	(10,661)	(6,736)	(3,925)
Free cash flow	$(28,271)	$(25,127)	$(3,144)

Operating Activities

Cash flows used in operating activities decreased $0.8 million

•
Decrease in net loss of $32.2 million
•
Decrease of $31.3 million associated with non-cash gains and losses, such as depreciation, amortization, and impairments, inventory reserve expenses, remeasurement of contingent consideration obligations, changes in the valuation of investment securities, and share-based compensation expense
•
Decrease of $0.1 million relating to changes in working capital accounts, primarily attributable to changes in accounts receivable, inventories, and other current liabilities

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 63 days at March 31, 2026, compared to 61 days at March 31, 2025 (calculated using first quarter net sales and ending accounts receivable). Inventory turns decreased to 1.4 times as of March 31, 2026 compared to 1.5 times as of March 31, 2025 (calculated using trailing twelve-month cost of goods sold and ending net inventories).

Investing Activities

Cash flows used in investing activities increased $3.8 million

•
Increase in spend of $3.9 million in capital expenditures and partially offset by decrease of $0.1 million in other investing activities

Financing Activities

Cash flows from financing activities increased $64.6 million

•
Increase of $64.0 million associated with net borrowing activities related to our credit facilities in the first quarter of 2026 compared to the prior year period
•
Favorable change of $0.5 million in debt issuance costs associated with our credit facilities in the first quarter 2026 compared to the prior year period

Credit Facilities

On November 7, 2024, we entered into a $275.0 million secured credit agreement (the "Credit Agreement") with Oxford Finance LLC, as administrative agent and as collateral agent ("Oxford") and certain lenders party thereto, including Oxford, K2 HealthVentures LLC, and HSBC Ventures USA Inc. Certain of our foreign subsidiaries joined the Credit Agreement as guarantors shortly after the signing date. The Credit Agreement provides for a $160.0 million senior secured term loan (the "Initial Term Loan") and a $65.0 million senior secured delayed draw term loan facility (the "Term B Loan") which Term B Loan was fully funded on January 15, 2026. In addition, at Oxford's discretion, an additional $50.0 million of draw capacity is available through January 1, 2029 (the "Term C Loan" and, together with the Term B Loan, the "Delayed Draw Term Loans" and collectively with the Initial Term Loan, the "Credit Facilities").

The Initial Term Loan and Delayed Draw Term Loans, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029.

The Initial Term Loan and Delayed Draw Term Loans, to the extent ultimately drawn, are subject to, among other conditions, our continued compliance with a pro-forma total debt-to-EBITDA leverage ratio of less than 4.0x. EBITDA is a non-GAAP financial measure which represents earnings before interest income (expense), income taxes, depreciation, amortization, and other negotiated addbacks and adjustments.

The Credit Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times and to maintain a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of March 31, 2026, we were in compliance with all required financial covenants.

As of March 31, 2026, we had $225.0 million of outstanding borrowings under the Credit Agreement related to the Initial Term Loan and the Term B Loan. We have not made any borrowings under the Term C Loan as of March 31, 2026.

As of March 31, 2026, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.4 million).

Other

For information regarding contingencies, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Spine LLC ("Lattus") Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the Merger, we may be required to make installment payments at certain dates based on future net sales of certain products (the "Lateral Products"). We made payments of $6.3 million under this arrangement during the year ended December 31, 2025. The estimated fair value of the remaining contingent consideration arrangement as of March 31, 2026, was $8.7 million. The actual amount ultimately paid could be higher or lower than the estimated fair value of the contingent consideration. As of March 31, 2026, we classified the remaining contingent consideration liability of $4.7 million and $4.0 million within other current liabilities and other long-term liabilities, respectively. For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates

Our discussion of operating results is based upon the condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting estimates during the quarter covered by this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as disclosed in our Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

The U.S. Food and Drug Administration's ("FDA") reclassification of bone growth stimulator devices from Class III to Class II may increase competition and adversely affect our future sales.

We offer the market‑leading bone growth stimulation platform and are the only company to provide both pulsed electromagnetic field (PEMF) and low‑intensity pulsed ultrasound (LIPUS) bone healing solutions. Historically, our bone growth therapy products were regulated by the FDA as Class III medical devices, subject to the FDA’s rigorous premarket approval (PMA) requirements.

The FDA has reclassified bone growth stimulator devices from Class III to Class II, subject to "special controls." These special controls include requirements for clinical data, specific non-clinical performance and biocompatibility data, and labeling, in addition to the Class II requirement that new devices demonstrate substantial equivalence to a legally marketed predicate device. While these controls are intended to provide reasonable assurance of safety and effectiveness, the Class II regulatory pathway is generally less onerous, time‑consuming, and costly than the PMA process applicable to Class III devices.

As a result of this reclassification, competitors may be able to enter the market more readily by obtaining FDA clearance for bone growth stimulator devices that are substantially equivalent to existing products. Increased market entry could lead to heightened competition, pricing pressure, and greater marketing and promotional activity by competitors, which may reduce demand for our products or erode our market share.

Although we believe our clinical data, dual‑technology platform, and brand recognition differentiate our products, we may be required to increase investments in research and development, clinical studies, sales, marketing, and post‑market surveillance to maintain our competitive position. Any such increased costs, or a failure to effectively compete in a more crowded market, could adversely affect our revenues, margins, and results of operations.

Other than as disclosed above, there have been no material changes from the risk factors disclosed in "Part I, Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the first quarter of 2026.

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

10.1

Sixth Amendment to the Lease Agreement between AR Industrial No. 1 Ltd. and Orthofix US LLC (f/k/a Orthofix Inc.) dated January 15, 2026 (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and incorporated herein by reference).

10.2*	2026 Long-Term Performance Award Grant Agreement for 2012 LTIP.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: May 5, 2026	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: May 5, 2026	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer