Form 10-Q
period 2026-06-30
Orthofix Medical Inc.
filed 2026-08-05
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, 40,732,608 shares of common stock were issued and outstanding.

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

Trademarks

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as an indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$103,810	$82,025
Restricted cash	595	3,090
Accounts receivable, net of allowances of $10,563 and $8,308, respectively	135,818	135,746
Inventories	184,475	172,319
Prepaid expenses and other current assets	21,434	23,667
Total current assets	446,132	416,847
Property, plant, and equipment, net	130,757	129,399
Intangible assets, net	65,972	72,765
Goodwill	194,934	194,934
Other long-term assets	35,225	36,702
Total assets	$873,020	$850,647

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$63,531	$58,392
Current portion of finance lease liability	125	837
Other current liabilities	93,354	111,253
Total current liabilities	157,010	170,482
Long-term debt	221,591	157,391
Long-term portion of finance lease liability	12,903	17,060
Other long-term liabilities	52,336	55,677
Total liabilities	443,840	400,610
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 40,730 and 39,834 issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	4,073	3,983
Additional paid-in capital	830,423	813,769
Accumulated deficit	(405,039)	(368,333)
Accumulated other comprehensive income (loss)	(277)	618
Total shareholders’ equity	429,180	450,037
Total liabilities and shareholders’ equity	$873,020	$850,647

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2026	2025	2026	2025
Net sales	$210,933	$203,121	$407,641	$396,767
Cost of sales	61,226	63,588	118,388	135,615
Gross profit	149,707	139,533	289,253	261,152
Sales, general, and administrative	138,030	136,493	272,941	269,474
Research and development	15,944	15,934	31,264	35,700
Acquisition-related amortization, impairment, and remeasurement (Note 11)	3,867	3,109	7,618	20,854
Operating loss	(8,134)	(16,003)	(22,570)	(64,876)
Interest expense, net	(6,085)	(3,950)	(11,749)	(8,456)
Other income (expense), net	(778)	5,730	(1,512)	6,976
Loss before income taxes	(14,997)	(14,223)	(35,831)	(66,356)
Income tax (expense) benefit	(801)	142	(875)	(819)
Net loss	$(15,798)	$(14,081)	$(36,706)	$(67,175)

Net loss per common share:
Basic	$(0.39)	$(0.36)	$(0.90)	$(1.71)
Diluted	(0.39)	(0.36)	(0.90)	(1.71)
Weighted average number of common shares:
Basic	40,906	39,501	40,677	39,317
Diluted	40,906	39,501	40,677	39,317

Other comprehensive income (loss), before tax
Currency translation adjustment	(419)	3,464	(895)	5,210
Other comprehensive income (loss), before tax	(419)	3,464	(895)	5,210
Income tax expense related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(419)	3,464	(895)	5,210
Comprehensive loss	$(16,217)	$(10,617)	$(37,601)	$(61,965)

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2025	39,834	$3,983	$813,769	$(368,333)	$618	$450,037
Net loss	—	—	—	(20,908)	—	(20,908)
Other comprehensive loss, net of tax	—	—	—	—	(476)	(476)
Share-based compensation expense	—	—	6,533	—	—	6,533
Common shares issued, net	548	55	(55)	—	—	—
At March 31, 2026	40,382	$4,038	$820,247	$(389,241)	$142	$435,186
Net loss	—	—	—	(15,798)	—	(15,798)
Other comprehensive loss, net of tax	—	—	—	—	(419)	(419)
Share-based compensation expense	—	—	7,735	—	—	7,735
Common shares issued, net	348	35	2,441	—	—	2,476
At June 30, 2026	40,730	$4,073	$830,423	$(405,039)	$(277)	$429,180

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2024	38,486	$3,849	$779,718	$(276,141)	$(4,302)	$503,124
Net loss	—	—	—	(53,094)	—	(53,094)
Other comprehensive income, net of tax	—	—	—	—	1,746	1,746
Share-based compensation expense	—	—	6,469	—	—	6,469
Common shares issued, net	610	61	(12)	—	—	49
At March 31, 2025	39,096	$3,910	$786,175	$(329,235)	$(2,556)	$458,294
Net loss	—	—	—	(14,081)	—	(14,081)
Other comprehensive income, net of tax	—	—	—	—	3,464	3,464
Share-based compensation expense	—	—	7,824	—	—	7,824
Common shares issued, net	387	38	2,808	—	—	2,846
At June 30, 2025	39,483	$3,948	$796,807	$(343,316)	$908	$458,347

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(36,706)	$(67,175)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, amortization, and impairment	26,766	51,302
Inventory reserve expenses	8,010	25,393
Amortization of operating lease assets, debt costs, and other assets	2,146	2,377
Provision for expected credit losses	3,591	1,837
Deferred income taxes	432	12
Share-based compensation expense	14,268	14,293
Loss on disposal of fixed assets	404	581
Change in valuation of investment securities	(16)	(31)
Change in fair value of contingent consideration	1,618	(1,373)
Other	890	(1,188)
Changes in operating assets and liabilities
Accounts receivable	(4,079)	5,089
Inventories	(20,925)	(5,890)
Prepaid expenses and other current assets	2,144	(394)
Accounts payable	484	(9,138)
Other current liabilities	(22,784)	(21,763)
Other long-term assets and liabilities	(77)	(684)
Net cash used in operating activities	(23,834)	(6,752)
Cash flows from investing activities
Capital expenditures	(23,308)	(13,845)
Other investing activities	146	12
Net cash used in investing activities	(23,162)	(13,833)
Cash flows from financing activities
Proceeds from issuance of common shares	2,626	3,054
Payments related to tax withholdings for share-based compensation	(150)	(159)
Payments related to finance lease obligation	(56)	(375)
Proceeds from credit facility	64,025	—
Payment of debt issuance costs and other financing activities	(24)	(531)
Net cash provided by financing activities	66,421	1,989
Effect of exchange rate changes on cash	(135)	1,547
Net change in cash and cash equivalents	19,290	(17,049)
Cash, cash equivalents, and restricted cash at the beginning of period	85,115	85,738
Cash, cash equivalents, and restricted cash at the end of period	$104,405	$68,689

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$103,810	$65,606
Restricted cash	595	3,083
Cash, cash equivalents, and restricted cash at the end of period	$104,405	$68,689

Noncash investing activities - Accrued purchases of capital expenditures	$17,696	$10,990
Noncash investing activities - Purchase of intangible assets	—	40

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Business and basis of presentation

Description of the Business

Orthofix Medical Inc. (the "Company" or "Orthofix") is a global medical technology company dedicated to advancing healing and restoring mobility for patients with complex musculoskeletal conditions. Headquartered in Lewisville, Texas, the Company offers a differentiated portfolio of spinal implants, therapeutic solutions, limb reconstruction systems, biologics, and enabling technologies, including the 7D FLASH Navigation System. The Company’s technology-enabled solutions are designed to support surgeons across the continuum of care and improve outcomes for patients.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ending December 31, 2025. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2026.

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

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	June 30, 2026	December 31, 2025
	(Unaudited)
Raw materials	$31,807	$22,865
Work-in-process	63,472	63,255
Finished products	89,196	86,199
Inventories	$184,475	$172,319

4. Leases

A summary of the Company's lease portfolio as of June 30, 2026, and December 31, 2025, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	June 30, 2026	December 31, 2025
		(Unaudited)
Assets
Operating leases	Other long-term assets	$20,918	$22,279
Finance leases	Property, plant, and equipment, net	9,292	14,442
Total lease assets		$30,210	$36,721

Liabilities
Current
Operating leases	Other current liabilities	$3,061	$3,147
Finance leases	Current portion of finance lease liability	125	837
Long-term
Operating leases	Other long-term liabilities	24,220	25,413
Finance leases	Long-term portion of finance lease liability	12,903	17,060
Total lease liabilities		$40,309	$46,457

The Company entered into an amendment for its corporate headquarters location in Lewisville, Texas in January 2026, extending the contractual term of its lease to 2040, while also maintaining its existing lease term extension options within the agreement. Accordingly, the Company reassessed the lease classification and remeasured the lease liability based on the terms of the amendment. This resulted in a decrease in the recognized finance lease liability and finance lease right-of-use asset of approximately $4.8 million, respectively, with this decrease largely driven by an increase in the Company incremental borrowing rate.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,309	$4,407
Operating cash flows from finance leases	735	401
Financing cash flows from finance leases	56	375
ROU assets obtained in exchange for lease obligations
Operating leases	256	11,690
Finance leases	—	28

5. Long-term debt

The carrying values of the Company's outstanding debt obligations as of June 30, 2026, and December 31, 2025, were as follows:

(U.S. Dollars, in thousands)	June 30, 2026	December 31, 2025
	(Unaudited)
Outstanding Term Loans
Principal amount	$225,000	$160,000
Unamortized original debt discount	(2,447)	(1,839)
Unamortized debt issuance costs and lenders fees	(962)	(770)
Total indebtedness from outstanding term loans	$221,591	$157,391

Current portion of long-term debt	$—	$—
Long-term debt	221,591	157,391
Total indebtedness outstanding	$221,591	$157,391

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

On January 15, 2026, the Company borrowed $65.0 million via the Term B Loan to provide capital flexibility ahead of the expiration of the tranche. The Credit Facilities, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029. The Credit Agreement contains financial covenants requiring the Company to maintain (i) a minimum level of liquidity at all times and (ii) a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of June 30, 2026, the Company was in compliance with all required financial covenants.

As of June 30, 2026, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.3 million).

6. Fair value measurements

The fair value measurements of the Company's financial assets and liabilities measured on a recurring basis were as follows:

	June 30, 2026				December 31, 2025
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
				(Unaudited)
Liabilities
Lattus Contingent Consideration	$—	$—	$9,548	$9,548	$7,930
Deferred compensation plan	—	1,543	—	1,543	1,720
Total	$—	$1,543	$9,548	$11,091	$9,650

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

(Unaudited, U.S. Dollars, in thousands)	2026	2025
Lattus Contingent Consideration estimated fair value at January 1	$7,930	$15,400
Change in fair value recognized in acquisition-related amortization, impairment, and remeasurement	1,618	(1,373)
Lattus Contingent Consideration estimated fair value at June 30	$9,548	$14,027

The estimated fair value of the Lattus Contingent Consideration as of June 30, 2026, was $9.5 million; however, the actual amount ultimately paid could be higher or lower. As of June 30, 2026, the Company classified the remaining Lattus Contingent Consideration of $9.5 million within other current liabilities.

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of June 30, 2026:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of June 30, 2026	Unobservable inputs	Estimate
Lattus Contingent Consideration	$9,548	Counterparty discount rates	11.5%
		Revenue risk-adjusted discount rates	6.0%

On July 1, 2026, the Company made an installment payment related to the Lattus Contingent Consideration of $5.1 million.

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

On January 26, 2026, the arbitrator in Mr. Valentine’s matter issued a decision denying Mr. Valentine’s defamation, false light invasion of privacy, and deceit claims, and his indemnification of fees claim. Based on the evidence presented during the arbitration process, the arbitrator found that Mr. Valentine’s conduct met the legal definition of "acts of moral turpitude" and that the public statements that the Company made about Mr. Valentine in a press release and filings with the SEC subsequent to the termination of his employment were true. Although Mr. Valentine’s conduct was found to meet the legal definition of "acts of moral turpitude" for purposes of his defamation and other tort claims, and although engaging in "material acts of moral turpitude" would constitute "Cause" under the CIC and Severance Agreement, the arbitrator maintained his preliminary decision issued on October 2, 2025, finding that (i) Mr. Valentine’s conduct prior to his entry into the CIC and Severance Agreement on June 19, 2023 could not be considered for purposes of determining whether "Cause" existed under such agreement, and (ii) his conduct between that date and his termination of employment on September 11, 2023, did not amount to "Cause". As a result, the arbitrator issued an interim award to Mr. Valentine for breach of contract damages in the amount of $11.8 million, finding such amount to be equivalent to the severance and equity-based rights that Mr. Valentine would have received in a "without Cause" termination. The arbitrator also awarded accrued interest, at the pre-judgment interest rate of 10% under California law. On April 22, 2026, the Company made a payment in satisfaction of the arbitrator’s interim award plus accrued interest, in the amount of $14.8 million. On June 24, 2026, the arbitrator issued his final award. The final award (i) confirmed the amounts in the interim award (which were paid by the Company on April 22, 2026), and (ii) awarded an additional $1.1 million to Mr. Valentine for attorneys' fees, costs, and expenses, which the Company has accrued as of June 30, 2026.

On April 15, 2026, Mr. Keran’s arbitration claims were settled for $4.25 million. On April 22, 2026, the Company and Mr. Bostjancic entered into a settlement agreement covering all of Mr. Bostjancic’s claims, in the amount of $4.25 million. Payments were made to each of Mr. Keran and Mr. Bostjancic in the amount of $4.25 million, respectively, in the second quarter of 2026.

In addition to the Former Executives’ arbitration claims, in September 2024, Messrs. Valentine, Bostjancic and Keran filed an action in California State Court against former director and interim CEO Catherine Burzik and current director Wayne Burris, seeking relief for, among other things, alleged defamation, false light invasion of privacy, intentional misrepresentation, false promise, and tortious interference with contract. Mr. Bostjancic dismissed his claims in this action in connection with his settlement agreement. The Company disagrees with the allegations contained in the action against Ms. Burzik and Mr. Burris and will continue vigorously defending the asserted claims. The Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the action.

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

On September 6, 2024, a securities class action complaint captioned O'Hara v. Orthofix Medical Inc., et al., Case No. 24-cv-01593, was filed in the United States District Court for the Southern District of California (the "O'Hara Complaint"). The plaintiff, a purported former shareholder of SeaSpine at the time of the Merger, alleges through the complaint violations of Sections 11, 12 and 15 of the Securities Act, and names most of the same defendants as the Bernal Complaint, as well as certain additional current and/or former Company directors and officers. The complaint makes similar assertions to the Bernal complaint, and alleges that the Company's registration statement on Form S-4 filed in 2022 in connection with the Merger, as well as related written and oral offering materials, contained untrue statements of material fact and material omissions, including, among other things, with respect to the effectiveness of the Company's internal controls. On November 26, 2024, the O'Hara Complaint was transferred to the Eastern District of Texas, and on December 11, 2024, the O'Hara Complaint was consolidated with the Bernal Complaint. On April 17, 2025, the plaintiffs filed an amended complaint in the consolidated action, captioned In re Orthofix Medical Inc. Securities Litigation, with substantially the same allegations contained in the Bernal Complaint and the O'Hara Complaint. The consolidated case is captioned In re Orthofix Medical Inc. Securities Litigation, Case No. 24-cv-00690 and is pending in the Eastern District of Texas. The Company and the individual defendants moved to dismiss the amended complaint on May 15, 2025. On March 9, 2026, the Court granted defendants’ motion to dismiss the plaintiffs’ claims under the Exchange Act (but not those under the Securities Act), finding that (i) all but one of the Company’s statements at issue were immaterial as a matter of law, and (ii) no statements caused loss. The Court provided the plaintiffs with leave to amend their complaint to address pleading deficiencies, and plaintiffs filed an amended complaint on April 8, 2026, which the Company and the individual defendants moved to dismiss on May 8, 2026.

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

Commitments

As a result of the Merger, the Company became party to agreements with certain distributor partners that provide the Company with an option to purchase, and an option for those partners to require the Company to purchase, the distribution business of those partners at specified future dates. At such time, the Company or distributor may (in certain cases, subject to satisfying certain conditions) submit written notice to the other of its intention to exercise its rights and initiate or require the purchase. Upon receipt of the written notice, the Company and the distributor will work in good faith to consummate the purchase, provided that the distributor meets the required conditions of such purchase option. Under certain of these agreements, the purchase price would be paid in shares of the Company's common stock, whereas for others, the purchase price can be paid in cash or shares, at the Company's option. Based on the closing price of the Company's common stock as of June 30, 2026, assuming the options under all the relevant agreements were exercised, the estimated total number of shares the Company would issue under these agreements was approximately 0.5 million shares for agreements that must be settled in shares of the Company's stock. The Company has received notification from one such distributor, who has notified the Company of its decision to exercise its buyout option. The Company is currently in negotiations with this distributor with respect to the conditions of a potential acquisition, the consummation of which may be deferred to a future date.

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

The Company accounts for the estimated cost of the IMDP as sales, general, and administrative expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded expenses of $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and expenses of $0.3 million and $0.6 million for the three and six months ended June 30, 2025. As of June 30, 2026, the Company has accrued $11.0 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian authorities.

8. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income (loss) were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$846	$(228)	$618
Other comprehensive loss	(895)	—	(895)
Income taxes	—	—	—
Balance at June 30, 2026	$(49)	$(228)	$(277)

9. Revenue recognition and accounts receivable

Revenue recognition

The Company has two reporting segments: Global Spine and Global Limb Reconstruction. Within the Global Spine reporting segment, there are two product categories: (i) Therapeutic Solutions (formerly Bone Growth Therapies), and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The tables below present net sales by product category and reporting segment:

	Three Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Therapeutic Solutions	$64,152	$62,573	2.5%
Spinal Implants, Biologics, and Enabling Technologies	109,091	107,251	1.7%
Global Spine	173,243	169,824	2.0%
Global Limb Reconstruction	37,690	33,297	13.2%
Net sales	$210,933	$203,121	3.8%

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Therapeutic Solutions	$121,926	$117,623	3.7%
Spinal Implants, Biologics, and Enabling Technologies	215,169	216,037	-0.4%
Global Spine	337,095	333,660	1.0%
Global Limb Reconstruction	70,546	63,107	11.8%
Net sales	$407,641	$396,767	2.7%

Product sales and marketing service fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Product sales	$199,979	$191,395	$386,095	$373,028
Marketing service fees	10,954	11,726	21,546	23,739
Net sales	$210,933	$203,121	$407,641	$396,767

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

Accounts receivable and related allowances

The following table provides the detail of changes in the Company's allowance for expected credit losses for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Allowance for expected credit losses beginning balance	$8,990	$8,602	$8,308	$7,418
Current period provision for expected credit losses	2,872	779	3,591	1,837
Write-offs charged against the allowance and other	(1,254)	(747)	(1,259)	(758)
Effect of changes in foreign exchange rates	(45)	275	(77)	412
Allowance for expected credit losses ending balance	$10,563	$8,909	$10,563	$8,909

10. Business segment information

The Company's operations are managed through two reporting segments: Global Spine and Global Limb Reconstruction. These reporting segments represent the operating segments for which the President and Chief Executive Officer, who is also the Chief Operating Decision Maker (CODM), reviews financial information and makes resource allocation decisions among businesses. The primary metric used by the CODM in managing the Company is adjusted earnings before interest, tax, depreciation, and amortization ("adjusted EBITDA", a non-GAAP financial measure). Adjusted EBITDA represents earnings before interest income (expense), income taxes, depreciation and amortization, and excludes the impact of share-based compensation and long-term incentive plan expense; gains and losses related to changes in foreign exchange rates; charges related to the Merger and other strategic investments; restructuring costs and impairments related to the discontinuation of the M6 product lines (as defined in Note 15); acquisition-related fair value adjustments; gains and/or losses on investments; litigation and investigation charges; refunds associated with the Employee Retention Credit established by the Coronavirus Aid, Relief, and Economic Security Act; and certain costs associated with employee transitions.

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

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Unaudited, U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total	Global Spine	Global Limb Reconstruction	Total
Segment revenues	$173,243	$37,690	$210,933	$337,095	$70,546	$407,641
Less:
Non-GAAP Cost of sales	44,561	14,664	59,225	87,403	29,279	116,682
Non-GAAP Sales, general, and administrative	100,992	22,088	123,080	199,013	42,289	241,302
Non-GAAP Research and development	11,528	3,083	14,611	22,925	6,082	29,007
Other segment expenses	63	20	83	322	958	1,280
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	9,490	3,311	12,801	18,558	6,539	25,097
Segment Adjusted EBITDA	$25,589	$1,146	$26,735	$45,990	$(1,523)	$44,467

Reconciling items:
Corporate operating expenses			$6,597			$14,635
Interest expense, net			6,085			11,749
Depreciation and amortization			13,273			26,766
Share-based compensation and long-term incentive plan expense			7,945			14,583
Foreign exchange impact			746			1,646
SeaSpine merger-related costs			572			503
Restructuring costs and impairments related to M6 product lines			1,085			1,338
Strategic investments			634			1,584
Acquisition-related fair value adjustments			868			1,618
Interest and loss on investments			—			(16)
Litigation and investigation costs			2,185			5,101
Employee Retention Credit			—			(951)
Employee transition costs			1,742			1,742
Loss before income taxes			$(14,997)			$(35,831)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Unaudited, U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total	Global Spine	Global Limb Reconstruction	Total
Segment Revenues	$169,824	$33,297	$203,121	$333,660	$63,107	$396,767
Less:
Non-GAAP Cost of sales	42,811	12,266	55,077	87,398	24,137	111,535
Non-GAAP Sales, general, and administrative	97,169	17,990	115,159	189,708	35,911	225,619
Non-GAAP Research and development	11,761	2,674	14,435	23,384	5,526	28,910
Other segment expenses (benefits)	2,464	6	2,470	6,907	(169)	6,738
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	10,814	2,124	12,938	19,686	4,756	24,442
Segment Adjusted EBITDA	$26,433	$2,485	$28,918	$45,949	$2,458	$48,407

Reconciling items:
Corporate operating expenses			$8,273			$16,331
Interest expense, net			3,950			8,456
Depreciation and amortization			16,871			51,302
Share-based compensation and long-term incentive plan expense			7,824			14,293
Foreign exchange impact			(2,751)			(3,795)
SeaSpine merger-related costs			4,886			6,016
Restructuring costs and impairments related to M6 product lines			3,354			15,480
Strategic investments			353			3,867
Acquisition-related fair value adjustments			(763)			(1,373)
Interest and loss on investments			(31)			(31)
Litigation and investigation costs			4,029			7,071
Employee Retention Credit			(2,854)			(2,854)
Loss before income taxes			$(14,223)			$(66,356)

The following table presents depreciation, amortization, and impairment by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Global Spine	$9,986	$14,851	$20,204	$46,753
Global Limb Reconstruction	2,807	1,419	5,585	3,355
Corporate	480	601	977	1,194
Total	$13,273	$16,871	$26,766	$51,302

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Global Spine
U.S.	$159,990	$161,850	$312,407	$314,553
International	13,253	7,974	24,688	19,107
Total Global Spine	173,243	169,824	337,095	333,660

Global Limb Reconstruction
U.S.	10,043	9,888	18,954	18,866
International	27,647	23,409	51,592	44,241
Total Global Limb Reconstruction	37,690	33,297	70,546	63,107

Consolidated
U.S.	170,033	171,738	331,361	333,419
International	40,900	31,383	76,280	63,348
Net sales	$210,933	$203,121	$407,641	$396,767

The following data includes net sales by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
U.S.	$170,033	$171,738	$331,361	$333,419
Italy	6,003	5,646	11,906	10,699
France	3,266	3,184	5,898	5,809
United Kingdom	3,694	3,118	7,567	6,155
Germany	2,315	2,265	4,485	4,473
Brazil	1,918	988	2,952	2,123
Others	23,704	16,182	43,472	34,089
Net sales	$210,933	$203,121	$407,641	$396,767

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	June 30, 2026	December 31, 2025
	(Unaudited)
U.S.	$116,655	$114,483
Italy	9,434	9,893
Germany	1,008	1,360
Others	3,660	3,663
Total	$130,757	$129,399

11. Acquisition-related amortization, impairment, and remeasurement

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements. Components of acquisition-related amortization, impairment, and remeasurement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Amortization and impairment of acquired intangibles	$2,999	$3,872	$6,000	$22,227
Changes in fair value of contingent consideration	868	(763)	1,618	(1,373)
Total	$3,867	$3,109	$7,618	$20,854

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Cost of sales	$462	$468	$793	$929
Sales, general, and administrative	6,864	6,915	12,722	12,564
Research and development	409	441	753	800
Total	$7,735	$7,824	$14,268	$14,293

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Stock options	$1,857	$1,594	$3,088	$2,463
Market-based stock options	90	592	277	1,238
Time-based restricted stock units	3,581	3,528	6,466	6,522
Market-based / performance-based restricted stock units	1,829	1,650	3,623	3,070
Stock purchase plan	378	460	814	1,000
Total	$7,735	$7,824	$14,268	$14,293

During the three months ended June 30, 2026, and 2025, the Company issued 0.3 million and 0.4 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock units. During the six months ended June 30, 2026, and 2025, the Company issued 0.9 million and 1.0 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock units.

13. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to losses in the Company's U.S., Canadian and Italian operations for which no tax benefit is recognized, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company's overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the six months ended June 30, 2026. Due to the impact of temporary differences on the Company's current U.S. tax liability for which no deferred tax benefit is recognized, the Company's effective tax rate may vary in future quarters.

For the three months ended June 30, 2026, and 2025, the effective tax rate was (5.3%) and 1.0%, respectively. For the six months ended June 30, 2026, and 2025, the effective tax rate was (2.4%) and (1.2%), respectively. The primary factors affecting the Company's effective tax rate for the three and six months ended June 30, 2026, were certain losses for which no tax benefit is recognized and tax amortization on certain acquired intangibles.

14. Earnings per share (EPS)

For the three and six months ended June 30, 2026, no adjustments were made to net income for purposes of calculating basic and diluted EPS under the treasury stock method. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, In thousands)	2026	2025	2026	2025
Weighted average common shares-basic	40,906	39,501	40,677	39,317
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares-diluted	40,906	39,501	40,677	39,317

There were 9.0 million and 8.7 million weighted average outstanding options, time-based restricted stock units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the three months ended June 30, 2026, and 2025, respectively, and 8.6 million and 8.4 million weighted average outstanding options, time-based restricted stock units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the six months ended June 30, 2026, and 2025, respectively, because either (i) inclusion of these awards was anti-dilutive, or (ii) for performance-based stock units and market-based stock units, all necessary conditions had not been satisfied by the end of the respective period.

15. Discontinuation of M6 product lines

In February 2025, the Company announced the discontinuation of its M6-C artificial cervical disc and M6-L artificial lumbar disc product lines (together, the "M6 artificial discs" or "M6 product lines") in order to allocate associated resources and investment to more profitable growth opportunities. Financial results for the Company's M6 product lines continue to be presented within the Company's consolidated statements of operations and comprehensive loss. A summary of impairment charges recognized during the three and six months ended June 30, 2025, and the associated financial statement lines in which such costs were recognized is shown in the table below. All such changes are included within the Company's Global Spine reporting segment. All related inventory; property, plant, and equipment; and intangible asset balances were fully impaired in the prior year; therefore, there were no further impairments recorded on these assets in the current year.

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

16. Subsequent Events

Centers for Medicare & Medicaid Services fee schedule updates

On April 16, 2026, the U.S. Food and Drug Administration (“FDA”) issued a final order reclassifying non-invasive bone growth stimulators from Class III to Class II devices. Following that order, the Centers for Medicare & Medicaid Services (“CMS”) modified certain billing requirements and Medicare fee schedule treatment applicable to non-invasive bone growth stimulators billed under HCPCS codes E0747, E0748 and E0760 (the “Devices”) for dates of service on or after May 18, 2026.

On July 1, 2026, CMS issued revised guidance that withdrew those changes and directed that Devices furnished on or after May 18, 2026, be processed and paid consistent with the treatment in effect prior to the FDA reclassification. Based on these developments, the Company currently expects average Medicare reimbursement for these codes will return to the rates in effect prior to May 18, 2026.

Lattus Contingent Consideration Payment

On July 1, 2026, the Company made an installment payment related to the Lattus Contingent Consideration of $5.1 million. See Note 6 for further discussion of the Company’s obligations in relation to the Lattus Contingent Consideration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Orthofix Medical Inc.'s (sometimes referred to as the "Company," "we," "us" or "our") financial condition and results of operations should be read in conjunction with the discussion under the heading "Forward-Looking Statements" and our condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q.

Executive Summary

We are a global medical technology company dedicated to advancing healing and restoring mobility for patients with complex musculoskeletal conditions. Headquartered in Lewisville, Texas, we offer a differentiated portfolio of spinal implants, therapeutic solutions, limb reconstruction systems, biologics and enabling technologies, including the 7D FLASH Navigation System. Our technology-enabled solutions are designed to support surgeons across the continuum of care and improve outcomes for patients. Learn more at Orthofix.com and follow us on LinkedIn. Information included on our website is not incorporated into, nor does it otherwise create a part of, this report.

Notable financial metrics in the second quarter of 2026 and recent achievements include the following:

•
Second quarter 2026 reported net sales of $210.9 million, representing an increase of 4% on a reported basis and 5% on a pro forma constant currency basis compared to second quarter 2025.
•
Generated double-digit constant currency growth in Global Spine Fixation and Global Limb Reconstruction, reflecting strong international performance and continued demand across key growth platforms.
•
Therapeutic Solutions (formerly Bone Growth Therapies) delivered 3% year-over-year net sales growth despite a temporary Medicare reimbursement headwind affecting bone growth stimulators during part of the second quarter. For additional discussion of this matter, see Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
•
Biologics stabilized and began to regain momentum, supported by focused commercial execution.
•
Second quarter 2026 reported net loss of $(15.8) million and non-GAAP adjusted EBITDA of $20.1 million.

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026 (%)	2025 (%)	2026 (%)	2025 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	29.0	31.3	29.0	34.2
Gross profit	71.0	68.7	71.0	65.8
Sales, general, and administrative	65.5	67.3	66.9	67.9
Research and development	7.6	7.8	7.7	9.0
Acquisition-related amortization, impairment, and remeasurement	1.8	1.5	1.9	5.3
Operating loss	(3.9)	(7.9)	(5.5)	(16.4)
Net loss	(7.5)	(6.9)	(9.0)	(16.9)

Net Sales by Product Category and Reporting Segment

Our operations are managed through two reporting segments: Global Spine and Global Limb Reconstruction. The following tables provide net sales by product category and reporting segment:

	Three Months Ended June 30,
(Unaudited, U.S. Dollars, in millions)	2026	2025	Change	Constant Currency Change
Therapeutic Solutions	$64.2	$62.6	2.5%	2.5%
Spinal Implants, Biologics and Enabling Technologies*	109.0	104.8	4.0%	4.0%
Global Spine*	173.2	167.4	3.5%	3.5%
Global Limb Reconstruction	37.7	33.3	13.2%	11.0%
Pro forma net sales*	210.9	200.7	5.1%	4.7%
Impact from discontinuation of M6 product lines	0.0	2.4	(97.4%)	(97.5%)
Reported net sales	$210.9	$203.1	3.8%	3.5%

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in millions)	2026	2025	Change	Constant Currency Change
Therapeutic Solutions	$121.9	$117.6	3.7%	3.7%
Spinal Implants, Biologics and Enabling Technologies*	214.9	209.1	2.7%	2.7%
Global Spine*	336.8	326.7	3.1%	3.0%
Global Limb Reconstruction	70.5	63.1	11.8%	7.2%
Pro forma net sales*	407.3	389.8	4.5%	3.7%
Impact from discontinuation of M6 product lines	0.3	6.9	(95.3%)	(95.6%)
Reported net sales	$407.6	$396.7	2.7%	2.0%

* Results above for each of Spinal Implants, Biologics, and Enabling Technologies; Global Spine; and pro forma net sales exclude the impact from discontinuation of its M6-C artificial cervical disc and M6-L artificial lumbar disc product lines (together, the "M6 artificial discs" or "M6 product lines"). Since pro forma net sales represent a non-GAAP measure, see the reconciliation above of the Company's pro forma net sales to its reported figures under U.S. GAAP. The Company's reported figures under U.S. GAAP represent each of the pro forma line items discussed above plus the impact from discontinuation of the M6 product lines.

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

Three months ended June 30, 2026 compared to 2025

Net sales of $173.2 million, an increase of $3.4 million or 2.0% on a reported basis

•
Therapeutic Solutions net sales increased $1.6 million, or 2.5%, largely driven by an increase in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets, with this growth partially offset by unfavorable changes in average sales price as a result of billing requirement modifications and Medicare fee schedule changes instituted by the Centers for Medicare & Medicaid Services (“CMS”) for dates of service on or after May 18, 2026 (these changes were then withdrawn by CMS on July 1, 2026)
•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $4.2 million, or 4.0%, primarily due to continued sales growth from our highest-volume distribution partners within Spine Fixation. Growth in these areas was partially offset by a decline in Enabling Technologies. This decrease in Enabling Technologies is primarily due to our deliberate strategy to prioritize the Voyager Earnout program, which incentivizes purchase commitments of our Spine Fixation and Biologics products over the term of each agreement, over the pursuit of capital sales
•
Net sales from the M6 product lines decreased $2.4 million, or 97.4%, as a result of the discontinuation of the M6 product lines in 2025 to focus resources and investments on more profitable growth opportunities

Six months ended June 30, 2026 compared to 2025

Net sales of $337.1 million, an increase of $3.4 million or 1.0% on a reported basis

•
Therapeutic Solutions net sales increased $4.3 million, or 3.7%, largely driven by increases in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture markets, with this growth partially offset by unfavorable changes in average sales price as a result of billing requirement modifications and Medicare fee schedule changes instituted by CMS in May 2026 (these changes were then withdrawn by CMS on July 1, 2026)
•
Spinal Implants, Biologics, and Enabling Technologies net sales, excluding sales from the M6 product lines, increased $5.7 million, or 2.7%, primarily due to continued sales growth from our highest-volume distribution partners within Spine Fixation, with this growth partially offset by a decline in Biologics and Enabling Technologies. This decrease in Enabling Technologies is primarily due to our deliberate strategy to prioritize the Voyager Earnout program over the pursuit of capital sales
•
Net sales from the M6 product lines decreased $6.6 million, or 95.3%, as a result of the discontinuation of the artificial disc product lines in 2025 to focus resources and investments in more profitable growth opportunities

Global Limb Reconstruction

Global Limb Reconstruction offers products and solutions for the underserved limb reconstruction market that encompasses four pillars: deformity correction, limb lengthening, complex fracture management, and limb preservation. Global Limb Reconstruction sells its products through a global network of distributors and sales representatives to hospitals, healthcare organizations, and healthcare providers.

Three months ended June 30, 2026 compared to 2025

Net sales of $37.7 million, an increase of $4.4 million or 13.2% on a reported basis and 11.0% on a constant currency basis

•
U.S. net sales growth of $0.2 million, or 1.6%, largely due to growth from new products launched in the past three years, partially offset by the timing of large capital sales orders
•
International sales increase of $3.5 million, or 15.0% on a constant currency basis, primarily driven by sales of new products launched in the past three years
•
Net sales increase of $0.7 million due to movement in foreign currency exchange rates, which had a favorable impact during the quarter

Six months ended June 30, 2026 compared to 2025

Net sales of $70.5 million, an increase of $7.4 million or 11.8% on a reported basis and 7.2% on a constant currency basis

•
U.S. net sales were relatively flat compared to the prior year
•
International sales increase of $4.5 million, or 10.1% on a constant currency basis, primarily driven by sales of new products launched in the past three years and partially offset by the timing of large tender orders and capital sales in the prior year
•
Net sales increase of $2.9 million due to movement in foreign currency exchange rates, which had a favorable impact during the quarter

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Net sales	$210,933	$203,121	3.8%	$407,641	$396,767	2.7%
Cost of sales	61,226	63,588	(3.7%)	118,388	135,615	(12.7%)
Gross profit	$149,707	$139,533	7.3%	$289,253	$261,152	10.8%
Gross margin	71.0%	68.7%	2.3%	71.0%	65.8%	5.1%

Three months ended June 30, 2026 compared to 2025

Gross profit increased $10.2 million

•
Increase in gross profit of $7.5 million resulting from the discontinuation of the M6 product lines and from inventory charges for certain product lines that were rationalized in our integration activities following the Merger
•
The remaining increase in gross profit is primarily attributable to higher sales volumes as compared to the prior year

Six months ended June 30, 2026 compared to 2025

Gross profit increased $28.1 million

•
Increase in gross profit of $23.4 million resulting from the discontinuation of the M6 product lines and from inventory charges for certain product lines that were rationalized in our integration activities following the Merger
•
The remaining increase in gross profit is primarily attributable to higher sales volumes as compared to the prior year

Sales, General, and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Sales, general, and administrative	$138,030	$136,493	1.1%	$272,941	$269,474	1.3%
As a percentage of net sales	65.4%	67.2%	(1.8%)	67.0%	67.9%	(0.9%)

Three months ended June 30, 2026 compared to 2025

Sales, general, and administrative expense increased $1.5 million

•
Increase compared to the prior year period, primarily due to higher compensation, benefits, and commissions associated with increased sales and continued investment in commercial and support functions
•
The increase also reflects a charge related to the write-off of a customer receivable recognized during the current quarter, partially offset by lower costs incurred in the prior year period related to product line discontinuation and integration activities

Six months ended June 30, 2026 compared to 2025

Sales, general, and administrative expense increased $3.5 million

•
Increase compared to the prior year period, primarily due to higher compensation, benefits, and commissions associated with increased sales and continued investment in commercial and support functions
•
The increase also reflects a charge related to the write-off of a customer receivable recognized during the current quarter, partially offset by lower costs incurred in the prior year period related to product line discontinuation and integration activities

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Research and development	$15,944	$15,934	0.1%	$31,264	$35,700	(12.4%)
As a percentage of net sales	7.6%	7.8%	(0.2%)	7.7%	9.0%	(1.3%)

Three months ended June 30, 2026 compared to 2025

Research and development expense was relatively consistent with the prior year period, as increased personnel-related costs were substantially offset by lower nonrecurring charges recognized in the prior year

Six months ended June 30, 2026 compared to 2025

Research and development expense decreased $4.4 million

•
Decrease of $5.2 million related to impairments and costs associated with the discontinuation of the M6 product lines and other organizational restructuring activities that occurred in 2025
•
Partially offset by an increase of $0.6 million in compensation and benefits expenses

Acquisition-related Amortization, Impairment, and Remeasurement

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Acquisition-related amortization, impairment, and remeasurement	$3,867	$3,109	24.4%	$7,618	$20,854	(63.5%)
As a percentage of net sales	1.8%	1.5%	0.3%	1.9%	5.2%	(3.3%)

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended June 30, 2026 compared to 2025

Acquisition-related amortization, impairment, and remeasurement increased $0.8 million

•
Increase of $1.6 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC ("Lattus") assumed in the merger with SeaSpine Holdings Corporation (the "Merger")
•
Partially offset by a decrease of $0.9 million in amortization expense primarily resulting from impairments of certain acquired intangible assets recorded in the prior year

Six months ended June 30, 2026 compared to 2025

Acquisition-related amortization, impairment, and remeasurement decreased $13.2 million

•
Decrease of $16.2 million in amortization expense primarily associated with the impairment of certain acquired intangible assets from the discontinuation of the M6 product lines
•
Partially offset by an increase of $3.0 million associated with the remeasurement of a contingent consideration obligation with Lattus assumed in the Merger

Non-operating Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Interest expense, net	$(6,085)	$(3,950)	54.1%	$(11,749)	$(8,456)	38.9%
Other income (expense), net	(778)	5,730	(113.6%)	(1,512)	6,976	(121.7%)

Three months ended June 30, 2026 compared to 2025

Interest expense, net increased $2.1 million

•
Unfavorable change of $1.2 million attributable to an increase in interest expense following the funding of the $65.0 million Term B Loan in January 2026
•
Unfavorable change of $0.8 million associated with interest earned on certain Employee Retention Credit refunds received during the second quarter of 2025

Other income (expense), net decreased $6.5 million

•
Unfavorable change of $3.5 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $0.7 million in second quarter of 2026 compared to a gain of $2.7 million in the second quarter of 2025
•
Unfavorable change of $2.9 million associated with the receipt of Employee Retention Credit refunds received during the second quarter of 2025

Six months ended June 30, 2026 compared to 2025

Interest expense, net increased $3.3 million

•
Unfavorable change of $2.2 million attributable to an increase in interest expense following the funding of the $65.0 million Term B Loan in January 2026
•
Unfavorable change of $0.6 million associated with interest income earned on certain Employee Retention Credit refunds received during 2025 and 2026
•
Unfavorable change of $0.5 million in interest expense associated with finance lease obligations and the amortization of debt issuance costs

Other income (expense), net decreased $8.5 million

•
Unfavorable change of $5.5 million associated with foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $1.7 million in 2026 compared to a gain of $3.8 million in 2025
•
Unfavorable change of $2.9 million associated with the receipt of Employee Retention Credit refunds received during 2025

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Income tax expense (benefit)	$801	$(142)	(664.1%)	$875	$819	6.8%
Effective tax rate	(5.3%)	1.0%	(6.3%)	(2.4%)	(1.2%)	(1.2%)

Three months ended June 30, 2026 compared to 2025

•
The increase in income tax expense (benefit) compared to the prior year period was primarily due to increased tax on foreign operations and tax expense related to certain long-lived intangible assets
•
The primary factor affecting our tax expense for the second quarter of 2026 was tax amortization on certain acquired intangibles and financial statement losses for which no benefit is recognized

Six months ended June 30, 2026 compared to 2025

•
The increase in income tax expense (benefit) compared to the prior year period was primarily due to increased tax on foreign operations and tax expense related to certain long-lived intangible assets
•
The primary factor affecting our tax expense for the second quarter of 2026 was tax amortization on certain acquired intangibles and financial statement losses for which no benefit is recognized

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at June 30, 2026, totaled $104.4 million compared to $85.1 million at December 31, 2025. The following table presents the net change in cash, cash equivalents, and restricted cash for the six months ended June 30, 2026, and 2025, respectively:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Net cash used in operating activities	$(23,834)	$(6,752)	$(17,082)
Net cash used in investing activities	(23,162)	(13,833)	(9,329)
Net cash provided by financing activities	66,421	1,989	64,432
Effect of exchange rate changes on cash	(135)	1,547	(1,682)
Net change in cash and cash equivalents	$19,290	$(17,049)	$36,339

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Six Months Ended June 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Net cash used in operating activities	$(23,834)	$(6,752)	$(17,082)
Capital expenditures	(23,308)	(13,845)	(9,463)
Free cash flow	$(47,142)	$(20,597)	$(26,545)

Operating Activities

Cash flows from operating activities decreased $17.1 million

•
Improvement in net loss of $30.5 million
•
Decrease of $35.1 million associated with non-cash gains and losses, such as depreciation, amortization, and impairments, and inventory reserve expenses
•
Decrease of $12.5 million relating to changes in working capital accounts, primarily attributable to changes in accounts receivable, inventories, and accounts payable

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 59 days as of June 30, 2026, compared to 58 days as of June 30, 2025 (calculated using second quarter net sales and ending accounts receivable). Inventory turns decreased to 1.3 times as of June 30, 2026 compared to 1.5 times as of June 30, 2025 (calculated using trailing twelve-month cost of goods sold and ending net inventories).

Investing Activities

Cash flows used in investing activities increased $9.3 million

•
Increase in spend of $9.5 million in capital expenditures and partially offset by an increase of $0.1 million in other investing activities

Financing Activities

Cash flows from financing activities increased $64.4 million

•
Increase of $64.0 million associated with net borrowing activities related to our credit facilities in the first quarter of 2026 compared to the prior year period
•
Favorable change of $0.5 million in debt issuance costs associated with our credit facilities in 2026 compared to the prior year period

Credit Facilities

On November 7, 2024, we entered into a $275.0 million secured credit agreement (the "Credit Agreement") with Oxford Finance LLC, as administrative agent and as collateral agent ("Oxford") and certain lenders party thereto, including Oxford, K2 HealthVentures LLC, and HSBC Ventures USA Inc. Certain of our foreign subsidiaries joined the Credit Agreement as either a borrower or guarantor shortly after the signing date. The Credit Agreement provides for a $160.0 million senior secured term loan (the "Initial Term Loan") and a $65.0 million senior secured delayed draw term loan facility (the "Term B Loan") which Term B Loan was fully funded on January 15, 2026. In addition, at Oxford's discretion, an additional $50.0 million of draw capacity is available through January 1, 2029 (the "Term C Loan" and, together with the Term B Loan, the "Delayed Draw Term Loans" and collectively with the Initial Term Loan, the "Credit Facilities").

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

The Credit Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times and to maintain a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of June 30, 2026, we were in compliance with all required financial covenants.

As of June 30, 2026, we had $225.0 million of outstanding borrowings under the Credit Agreement related to the Initial Term Loan and the Term B Loan. We have not made any borrowings under the Term C Loan as of June 30, 2026.

As of June 30, 2026, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.3 million).

Other

For information regarding contingencies, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the Merger, we may be required to make installment payments to Lattus (the "Lattus Contingent Consideration") at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the Lattus Contingent Consideration as of June 30, 2026, was $9.5 million. The actual amount ultimately paid could be higher or lower than the estimated fair value of the Lattus Contingent Consideration. As of June 30, 2026, we classified the remaining Lattus Contingent Consideration liability of $9.5 million within other current liabilities.

On July 1, 2026, we made an installment payment related to the Lattus Contingent Consideration of $5.1 million. For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

There have been no material changes in any of our material contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 10-K").

Critical Accounting Estimates

Our discussion of operating results is based upon the condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are described in Item 7 of our 2025 10-K. There have been no significant changes to our critical accounting estimates during the quarter covered by this report.

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

There have been no material changes to our market risks as disclosed in our 2025 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Other than as disclosed above, there have been no material changes from the risk factors disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the second quarter of 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 29, 2026, Patrick Fisher, President, Global Biologics and Limb Reconstruction, adopted a Rule 10b5-1 Trading Plan. Mr. Fisher’s Rule 10b5-1 Trading Plan, which has a term ending upon the earlier of August 31, 2027, or the sale of all shares subject to the plan, provides for the sale of up to 1,800 shares of common stock pursuant to the terms of the plan. Mr. Fisher’s 10b5-1 Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Other than as discussed above, during the last fiscal quarter, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1#	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

10.1

Amendment No. 5 to the Orthofix Medical Inc. Second Amended and Restated Stock Purchase Plan (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2026, and incorporated herein by reference).

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

ORTHOFIX MEDICAL INC.

Date: August 5, 2026	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: August 5, 2026	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer