Form 10-Q
period 2026-09-30
Orthofix Medical Inc.
filed 2026-11-09
CIK 884624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, 40,759,801 shares of common stock were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORTHOFIX MEDICAL INC.

Condensed Consolidated Balance Sheets

(U.S. Dollars, in thousands, except par value data)	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$86,322	$82,025
Restricted cash	598	3,090
Accounts receivable, net of allowances of $11,583 and $8,308, respectively	131,719	135,746
Inventories	190,357	172,319
Prepaid expenses and other current assets	21,791	23,667
Total current assets	430,787	416,847
Property, plant, and equipment, net	133,388	129,399
Intangible assets, net	62,904	72,765
Goodwill	194,934	194,934
Other long-term assets	33,748	36,702
Total assets	$855,761	$850,647

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$58,032	$58,392
Current portion of finance lease liability	136	837
Other current liabilities	80,217	111,253
Total current liabilities	138,385	170,482
Long-term debt	221,847	157,391
Long-term portion of finance lease liability	12,868	17,060
Other long-term liabilities	53,094	55,677
Total liabilities	426,194	400,610
Contingencies (Note 7)
Shareholders’ equity
Common shares $0.10 par value; 100,000 shares authorized; 40,749 and 39,834 issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	4,075	3,983
Additional paid-in capital	837,165	813,769
Accumulated deficit	(411,113)	(368,333)
Accumulated other comprehensive income (loss)	(560)	618
Total shareholders’ equity	429,567	450,037
Total liabilities and shareholders’ equity	$855,761	$850,647

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands, except per share data)	2026	2025	2026	2025
Net sales	$207,862	$205,634	$615,503	$602,401
Cost of sales	61,316	57,111	179,704	192,726
Gross profit	146,546	148,523	435,799	409,675
Sales, general, and administrative	125,330	148,102	398,271	417,576
Research and development	15,277	14,774	46,541	50,474
Acquisition-related amortization, impairment, and remeasurement (Note 11)	4,394	2,693	12,012	23,547
Operating income (loss)	1,545	(17,046)	(21,025)	(81,922)
Interest expense, net	(5,889)	(4,681)	(17,638)	(13,137)
Other income (expense), net	(904)	(535)	(2,416)	6,441
Loss before income taxes	(5,248)	(22,262)	(41,079)	(88,618)
Income tax expense	(826)	(533)	(1,701)	(1,352)
Net loss	$(6,074)	$(22,795)	$(42,780)	$(89,970)

Net loss per common share:
Basic	$(0.15)	$(0.57)	$(1.05)	$(2.28)
Diluted	(0.15)	(0.57)	(1.05)	(2.28)
Weighted average number of common shares:
Basic	41,178	39,766	40,842	39,468
Diluted	41,178	39,766	40,842	39,468

Other comprehensive income (loss), before tax
Currency translation adjustment	(283)	(274)	(1,178)	4,936
Other comprehensive income (loss), before tax	(283)	(274)	(1,178)	4,936
Income tax expense related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(283)	(274)	(1,178)	4,936
Comprehensive loss	$(6,357)	$(23,069)	$(43,958)	$(85,034)

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2025	39,834	$3,983	$813,769	$(368,333)	$618	$450,037
Net loss	—	—	—	(20,908)	—	(20,908)
Other comprehensive loss, net of tax	—	—	—	—	(476)	(476)
Share-based compensation expense	—	—	6,533	—	—	6,533
Common shares issued, net	548	55	(55)	—	—	—
At March 31, 2026	40,382	$4,038	$820,247	$(389,241)	$142	$435,186
Net loss	—	—	—	(15,798)	—	(15,798)
Other comprehensive loss, net of tax	—	—	—	—	(419)	(419)
Share-based compensation expense	—	—	7,735	—	—	7,735
Common shares issued, net	348	35	2,441	—	—	2,476
At June 30, 2026	40,730	$4,073	$830,423	$(405,039)	$(277)	$429,180
Net loss	—	—	—	(6,074)	—	(6,074)
Other comprehensive loss, net of tax	—	—	—	—	(283)	(283)
Share-based compensation expense	—	—	6,744	—	—	6,744
Common shares issued, net	19	2	(2)	—	—	—
At September 30, 2026	40,749	$4,075	$837,165	$(411,113)	$(560)	$429,567

(Unaudited, U.S. Dollars, in thousands)	Number of Common Shares Outstanding	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
At December 31, 2024	38,486	$3,849	$779,718	$(276,141)	$(4,302)	$503,124
Net loss	—	—	—	(53,094)	—	(53,094)
Other comprehensive income, net of tax	—	—	—	—	1,746	1,746
Share-based compensation expense	—	—	6,469	—	—	6,469
Common shares issued, net	610	61	(12)	—	—	49
At March 31, 2025	39,096	$3,910	$786,175	$(329,235)	$(2,556)	$458,294
Net loss	—	—	—	(14,081)	—	(14,081)
Other comprehensive income, net of tax	—	—	—	—	3,464	3,464
Share-based compensation expense	—	—	7,824	—	—	7,824
Common shares issued, net	387	38	2,808	—	—	2,846
At June 30, 2025	39,483	$3,948	$796,807	$(343,316)	$908	$458,347
Net loss	—	—	—	(22,795)	—	(22,795)
Other comprehensive income, net of tax	—	—	—	—	(274)	(274)
Share-based compensation expense	—	—	7,181	—	—	7,181
Common shares issued, net	36	4	23	—	—	27
At September 30, 2025	39,519	$3,952	$804,011	$(366,111)	$634	$442,486

The accompanying notes form an integral part of these condensed consolidated financial statements.

ORTHOFIX MEDICAL INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(42,780)	$(89,970)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, amortization, and impairment	39,938	64,243
Inventory reserve expenses	13,941	27,776
Amortization of operating lease assets, debt costs, and other assets	3,332	3,959
Provision for expected credit losses	4,833	2,466
Deferred income taxes	924	333
Share-based compensation expense	21,012	21,474
Loss on disposal of fixed assets	521	861
Change in valuation of investment securities	(16)	(41)
Change in fair value of contingent consideration	3,014	(1,800)
Other	713	1,127
Changes in operating assets and liabilities
Accounts receivable	(1,292)	3,131
Inventories	(32,908)	(9,469)
Prepaid expenses and other current assets	1,766	797
Accounts payable	(3,316)	(5,656)
Other current liabilities	(31,178)	(9,052)
Contingent consideration milestone payment	(2,864)	(1,340)
Other long-term assets and liabilities	889	(3,189)
Net cash provided by (used in) operating activities	(23,471)	5,650
Cash flows from investing activities
Capital expenditures	(37,810)	(23,749)
Other investing activities	146	22
Net cash used in investing activities	(37,664)	(23,727)
Cash flows from financing activities
Proceeds from issuance of common shares	2,626	3,090
Payments related to tax withholdings for share-based compensation	(150)	(168)
Payments related to finance lease obligation	(79)	(564)
Proceeds from credit facility	64,025	—
Contingent consideration milestone payment	(3,170)	(4,990)
Payment of debt issuance costs and other financing activities	(24)	(531)
Net cash provided by (used in) financing activities	63,228	(3,163)
Effect of exchange rate changes on cash	(288)	1,448
Net change in cash, cash equivalents, and restricted cash	1,805	(19,792)
Cash, cash equivalents, and restricted cash at the beginning of period	85,115	85,738
Cash, cash equivalents, and restricted cash at the end of period	$86,920	$65,946

Components of cash, cash equivalents, and restricted cash at the end of period
Cash and cash equivalents	$86,322	$62,860
Restricted cash	598	3,086
Cash, cash equivalents, and restricted cash at the end of period	$86,920	$65,946

Noncash investing activities - Accrued purchases of capital expenditures	$16,096	$12,923
Noncash investing activities - Purchase of intangible assets	—	40

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair statement have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2026.

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

3. Inventories

Inventories were as follows:

(U.S. Dollars, in thousands)	September 30, 2026	December 31, 2025
	(Unaudited)
Raw materials	$31,981	$22,865
Work-in-process	61,576	63,255
Finished products	96,800	86,199
Inventories	$190,357	$172,319

4. Leases

A summary of the Company's lease portfolio as of September 30, 2026, and December 31, 2025, is presented in the table below:

(U.S. Dollars, in thousands)	Classification	September 30, 2026	December 31, 2025
		(Unaudited)
Assets
Operating leases	Other long-term assets	$20,926	$22,279
Finance leases	Property, plant, and equipment, net	9,124	14,442
Total lease assets		$30,050	$36,721

Liabilities
Current
Operating leases	Other current liabilities	$3,296	$3,147
Finance leases	Current portion of finance lease liability	136	837
Long-term
Operating leases	Other long-term liabilities	23,939	25,413
Finance leases	Long-term portion of finance lease liability	12,868	17,060
Total lease liabilities		$40,239	$46,457

The Company entered into an amendment for its corporate headquarters location in Lewisville, Texas in January 2026, extending the contractual term of its lease to 2040, while also maintaining its existing lease term extension options within the agreement. Accordingly, the Company reassessed the lease classification and remeasured the lease liability based on the terms of the amendment. This resulted in a decrease in the recognized finance lease liability and finance lease right-of-use asset of approximately $4.8 million, respectively, with this decrease largely driven by an increase in the Company's incremental borrowing rate.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,652	$6,595
Operating cash flows from finance leases	1,109	602
Financing cash flows from finance leases	79	564
ROU assets obtained in exchange for lease obligations
Operating leases	1,030	12,192
Finance leases	—	28

5. Long-term debt

The carrying values of the Company's outstanding debt obligations as of September 30, 2026, and December 31, 2025, were as follows:

(U.S. Dollars, in thousands)	September 30, 2026	December 31, 2025
	(Unaudited)
Outstanding Term Loans
Principal amount	$225,000	$160,000
Unamortized original debt discount	(2,263)	(1,839)
Unamortized debt issuance costs and lenders fees	(890)	(770)
Total indebtedness from outstanding term loans	$221,847	$157,391

Current portion of long-term debt	$—	$—
Long-term debt	221,847	157,391
Total indebtedness outstanding	$221,847	$157,391

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

On January 15, 2026, the Company borrowed $65.0 million via the Term B Loan to provide capital flexibility ahead of the expiration of the tranche. The Credit Facilities, to the extent ultimately drawn, will each mature in November 2029, following an interest-only payment period ending December 2028, and monthly amortization of principal and accrued interest between January 2029 and November 2029. The Credit Agreement contains financial covenants requiring the Company to maintain (i) a minimum level of liquidity at all times and (ii) a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of September 30, 2026, the Company was in compliance with all required financial covenants.

As of September 30, 2026, the Company had no borrowings on its available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.2 million).

6. Fair value measurements

The fair value measurements of the Company's financial assets and liabilities measured on a recurring basis were as follows:

	September 30, 2026				December 31, 2025
(U.S. Dollars, in thousands)	Level 1	Level 2	Level 3	Total	Total
				(Unaudited)
Liabilities
Lattus Contingent Consideration	$—	$—	$4,910	$4,910	$7,930
Deferred compensation plan	—	1,519	—	1,519	1,720
Total	$—	$1,519	$4,910	$6,429	$9,650

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

(Unaudited, U.S. Dollars, in thousands)	2026	2025
Lattus Contingent Consideration estimated fair value at January 1	$7,930	$15,400
Change in fair value recognized in acquisition-related amortization, impairment, and remeasurement	3,014	(1,800)
Installment payment	(6,034)	(6,330)
Lattus Contingent Consideration estimated fair value at September 30	$4,910	$7,270

The estimated fair value of the Lattus Contingent Consideration as of September 30, 2026, was $4.9 million; however, the actual amount ultimately paid could be higher or lower. As of September 30, 2026, the Company classified the remaining Lattus Contingent Consideration of $4.9 million within other current liabilities.

The following table provides quantitative information related to certain key assumptions utilized within the valuation as of September 30, 2026:

(Unaudited, U.S. Dollars, in thousands)	Fair Value as of September 30, 2026	Unobservable inputs	Estimate
Lattus Contingent Consideration	$4,910	Counterparty discount rates	10.2%
		Revenue risk-adjusted discount rates	6.2%

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

On January 26, 2026, the arbitrator in Mr. Valentine’s matter issued a decision denying Mr. Valentine’s defamation, false light invasion of privacy, and deceit claims, and his indemnification of fees claim. Based on the evidence presented during the arbitration process, the arbitrator found that Mr. Valentine’s conduct met the legal definition of "acts of moral turpitude" and that the public statements that the Company made about Mr. Valentine in a press release and filings with the SEC subsequent to the termination of his employment were true. Although Mr. Valentine’s conduct was found to meet the legal definition of "acts of moral turpitude" for purposes of his defamation and other tort claims, and although engaging in "material acts of moral turpitude" would constitute "Cause" under the CIC and Severance Agreement, the arbitrator maintained his preliminary decision issued on October 2, 2025, finding that (i) Mr. Valentine’s conduct prior to his entry into the CIC and Severance Agreement on June 19, 2023 could not be considered for purposes of determining whether "Cause" existed under such agreement, and (ii) his conduct between that date and his termination of employment on September 11, 2023, did not amount to "Cause". As a result, the arbitrator issued an interim award to Mr. Valentine for breach of contract damages in the amount of $11.8 million, finding such amount to be equivalent to the severance and equity-based rights that Mr. Valentine would have received in a "without Cause" termination. The arbitrator also awarded accrued interest, at the pre-judgment interest rate of 10% under California law. On April 22, 2026, the Company made a payment in satisfaction of the arbitrator’s interim award plus accrued interest, in the amount of $14.8 million. On June 24, 2026, the arbitrator issued his final award. The final award (i) confirmed the amounts in the interim award (which were paid by the Company on April 22, 2026), and (ii) awarded an additional $1.1 million to Mr. Valentine for attorneys' fees, costs, and expenses, which the Company has accrued as of September 30, 2026, and expects to pay once the final award is confirmed in California State Court.

On April 15, 2026, Mr. Keran’s arbitration claims were settled for $4.25 million. On April 22, 2026, the Company and Mr. Bostjancic entered into a settlement agreement covering all of Mr. Bostjancic’s claims, in the amount of $4.25 million. Payments were made to each of Mr. Keran and Mr. Bostjancic in the amount of $4.25 million, respectively, in the second quarter of 2026.

In addition to the Former Executives’ arbitration claims, in September 2024 Messrs. Valentine, Bostjancic and Keran filed an action in California State Court against former director and interim CEO Catherine Burzik and current director Wayne Burris, seeking relief for, among other things, alleged defamation, false light invasion of privacy, intentional misrepresentation, false promise, and tortious interference with contract. Mr. Valentine and Mr. Bostjancic dismissed their claims in this action following the issuance of Mr. Valentine’s final arbitration award and execution of Mr. Bostjancic’s settlement agreement, respectively. On August 31, 2026, Mr. Keran filed an amended complaint in this action, against current directors Shweta Maniar, Jason Hannon, John Henneman and Michael Paolucci, and former directors Stuart Essig and James Hinrichs, in addition to Mr. Burris and Ms. Burzik, alleging defamation as the sole cause of action. The Company disagrees with the allegations contained in this action against current and former directors and will continue vigorously defending the asserted claims. The Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the action.

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

On October 28, 2024, a derivative shareholder complaint was filed against certain of the Company's current and former officers and directors alleging derivative liability for the allegations made in the two complaints noted above. On December 18, 2024, a second derivative shareholder complaint was filed with the same allegations made in the first derivative shareholder complaint. On March 21, 2025, the two derivative shareholder complaints were consolidated into one case. On August 25, 2026, a third derivative shareholder complaint was filed with substantially the same allegations made in the first and second derivative shareholder complaints. On September 9, 2026, a fourth derivative shareholder complaint was filed against Messrs. Valentine, Bostjancic and Keran, with substantially the same allegations made in the first, second and third derivative shareholder complaints.

The Company disagrees with the legal claims asserted in these complaints and is vigorously defending them. Due in part to the preliminary nature of these three matters, the Company currently cannot reasonably estimate a possible loss, or range of loss, that may arise from the respective complaints.

Commitments

The Company is party to agreements with certain distributor partners that grant the Company the option to purchase, and the distributor the option to require the Company to purchase, the distributor’s business on specified future dates. Upon exercise of either option (and, in certain cases, satisfaction of specified conditions), the parties are required to work in good faith to consummate the transaction. The purchase price may be paid in cash, shares of the Company’s common stock, or a combination of both, at the Company’s election, although in certain cases no more than 50% of the purchase price may be paid in shares.

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

In the third quarter of 2022, the Italian Ministry of Health provided guidelines to the Italian regions and provinces on seeking payback of expenditure overruns relating to the 2015 through 2018 calendar years. Since receiving the guidelines, several regions and provinces have requested payment from affected medical device companies, including the Company. The Company has taken legal action to dispute the legality of such measures. In July 2024, the Italian Constitutional Court issued two judgments following public hearings on the matter held in May 2024. These judgments (i) declared the payback system itself as constitutionally legitimate and (ii) extended previously communicated reductions in the payback liability for certain fiscal years to all medical device companies, regardless of whether or not they had waived their legal claims on the matter. In September 2026, the Italian Supreme Administrative Court (Consiglio di Stato) held a hearing in which it verbally indicated that it would issue a written decision finding that the payback law and system are inconsistent with European Union law and would refer the matter to the European Court of Justice for a final decision on the invalidity of the law. While the Company continues to monitor these legal proceedings and evaluate their potential impact on the IMDP, the September 2026 hearing did not result in a final ruling and did not materially change the Company’s assessment of its estimated liability as of September 30, 2026.

The Company accounts for the estimated cost of the IMDP as sales, general, and administrative expense and periodically reassesses the liability based upon current facts and circumstances. As a result, the Company recorded expenses of $0.2 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, and expenses of $0.3 million and $0.9 million for the three and nine months ended September 30, 2025. As of September 30, 2026, the Company has accrued $11.2 million related to the IMDP, which it has classified within other long-term liabilities; however, the actual liability could be higher or lower than the amount accrued once all legal proceedings are resolved and upon further clarification of the IMDP by the Italian and European authorities.

8. Accumulated other comprehensive income (loss)

The components of and changes in accumulated other comprehensive income (loss) were as follows:

(Unaudited, U.S. Dollars, in thousands)	Currency Translation Adjustments	Neo Medical Convertible Loan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$846	$(228)	$618
Other comprehensive loss	(1,178)	—	(1,178)
Income taxes	—	—	—
Balance at September 30, 2026	$(332)	$(228)	$(560)

9. Revenue recognition and accounts receivable

Revenue recognition

The Company has two reporting segments: Global Spine and Global Limb Reconstruction. Within the Global Spine reporting segment, there are two product categories: (i) Therapeutic Solutions (formerly Bone Growth Therapies), and (ii) Spinal Implants, Biologics, and Enabling Technologies.

The tables below present net sales by product category and reporting segment:

	Three Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Therapeutic Solutions	$63,956	$61,211	4.5%
Spinal Implants, Biologics, and Enabling Technologies	107,493	110,852	-3.0%
Global Spine	171,449	172,063	-0.4%
Global Limb Reconstruction	36,413	33,571	8.5%
Net sales	$207,862	$205,634	1.1%

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Therapeutic Solutions	$185,882	$178,834	3.9%
Spinal Implants, Biologics, and Enabling Technologies	322,662	326,889	-1.3%
Global Spine	508,544	505,723	0.6%
Global Limb Reconstruction	106,959	96,678	10.6%
Net sales	$615,503	$602,401	2.2%

Product sales and marketing service fees

The table below presents product sales and marketing service fees, which are both components of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Product sales	$196,990	$193,813	$583,085	$566,841
Marketing service fees	10,872	11,821	32,418	35,560
Net sales	$207,862	$205,634	$615,503	$602,401

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

Accounts receivable and related allowances

The following table provides the detail of changes in the Company's allowance for expected credit losses for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Allowance for expected credit losses beginning balance	$10,563	$8,909	$8,308	$7,418
Current period provision for expected credit losses	1,242	629	4,833	2,466
Write-offs charged against the allowance and other	(176)	(112)	(1,435)	(870)
Effect of changes in foreign exchange rates	(46)	(13)	(123)	399
Allowance for expected credit losses ending balance	$11,583	$9,413	$11,583	$9,413

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

The following table presents adjusted EBITDA, the primary metric used in managing the Company, by reporting segment:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(Unaudited, U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total	Global Spine	Global Limb Reconstruction	Total
Segment revenues	$171,449	$36,413	$207,862	$508,544	$106,959	$615,503
Less:
Non-GAAP Cost of sales	47,037	13,754	60,791	134,440	43,033	177,473
Non-GAAP Sales, general, and administrative	95,150	19,692	114,842	294,163	61,981	356,144
Non-GAAP Research and development	10,840	3,163	14,003	33,765	9,245	43,010
Other segment expenses	82	174	256	404	1,132	1,536
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	8,443	3,356	11,799	27,001	9,895	36,896
Segment Adjusted EBITDA	$26,783	$2,986	$29,769	$72,773	$1,463	$74,236

Reconciling items:
Corporate operating expenses			$3,733			$18,368
Interest expense, net			5,889			17,638
Depreciation and amortization			13,172			39,938
Share-based compensation and long-term incentive plan expense			6,969			21,552
Foreign exchange impact			744			2,390
SeaSpine merger-related costs			412			915
Restructuring costs and impairments related to M6 product lines			464			1,802
Strategic investments			509			2,093
Acquisition-related fair value adjustments			1,396			3,014
Interest and loss on investments			—			(16)
Litigation and investigation costs			301			5,402
Employee Retention Credit			—			(951)
Employee transition costs			1,428			3,170
Loss before income taxes			$(5,248)			$(41,079)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Unaudited, U.S. Dollars, in thousands)	Global Spine	Global Limb Reconstruction	Total	Global Spine	Global Limb Reconstruction	Total
Segment Revenues	$172,063	$33,571	$205,634	$505,723	$96,678	$602,401
Less:
Non-GAAP Cost of sales	44,016	12,611	56,627	131,414	36,748	168,162
Non-GAAP Sales, general, and administrative	93,288	20,379	113,667	282,995	56,290	339,285
Non-GAAP Research and development	11,051	2,764	13,815	34,436	8,290	42,726
Other segment expenses (benefits)	2,223	(37)	2,186	9,130	(206)	8,924
Add:
Non-GAAP Depreciation, amortization, and share-based compensation expense	9,157	4,037	13,194	28,843	8,793	37,636
Segment Adjusted EBITDA	$30,642	$1,891	$32,533	$76,591	$4,349	$80,940

Reconciling items:
Corporate operating expenses			$7,951			$24,283
Interest expense, net			4,681			13,137
Depreciation and amortization			12,941			64,243
Share-based compensation and long-term incentive plan expense			7,181			21,474
Foreign exchange impact			571			(3,224)
SeaSpine merger-related costs			126			6,142
Restructuring costs and impairments related to M6 product lines			6			15,485
Strategic investments			227			4,094
Acquisition-related fair value adjustments			(427)			(1,800)
Interest and loss on investments			(10)			(41)
Litigation and investigation costs			21,548			28,619
Employee Retention Credit			—			(2,854)
Loss before income taxes			$(22,262)			$(88,618)

The following table presents depreciation, amortization, and impairment by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Global Spine	$9,842	$9,372	$30,046	$56,125
Global Limb Reconstruction	2,852	2,986	8,437	6,341
Corporate	478	583	1,455	1,777
Total	$13,172	$12,941	$39,938	$64,243

Geographical information

The table below presents net sales by geographic destination for each reporting segment and for the consolidated Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Global Spine
U.S.	$156,783	$160,143	$469,190	$474,696
International	14,666	11,920	39,354	31,027
Total Global Spine	171,449	172,063	508,544	505,723

Global Limb Reconstruction
U.S.	10,129	10,198	29,083	29,064
International	26,284	23,373	77,876	67,614
Total Global Limb Reconstruction	36,413	33,571	106,959	96,678

Consolidated
U.S.	166,912	170,341	498,273	503,760
International	40,950	35,293	117,230	98,641
Net sales	$207,862	$205,634	$615,503	$602,401

The following data includes net sales by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
U.S.	$166,912	$170,341	$498,273	$503,760
Italy	6,121	5,658	18,027	16,357
France	2,867	2,691	8,765	8,500
United Kingdom	3,191	3,645	10,758	9,800
Germany	2,591	2,311	7,076	6,784
Brazil	1,358	1,200	4,310	3,323
Others	24,822	19,788	68,294	53,877
Net sales	$207,862	$205,634	$615,503	$602,401

The following data includes property, plant, and equipment by geographic area:

(U.S. Dollars, in thousands)	September 30, 2026	December 31, 2025
	(Unaudited)
U.S.	$119,825	$114,483
Italy	9,071	9,893
Germany	855	1,360
Others	3,637	3,663
Total	$133,388	$129,399

11. Acquisition-related amortization, impairment, and remeasurement

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of any related contingent consideration arrangements. Components of acquisition-related amortization, impairment, and remeasurement are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Amortization and impairment of acquired intangibles	$2,998	$3,120	$8,998	$25,347
Changes in fair value of contingent consideration	1,396	(427)	3,014	(1,800)
Total	$4,394	$2,693	$12,012	$23,547

12. Share-based compensation

Components of share-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Cost of sales	$234	$368	$1,027	$1,297
Sales, general, and administrative	6,102	6,448	18,824	19,012
Research and development	408	365	1,161	1,165
Total	$6,744	$7,181	$21,012	$21,474

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	2026	2025
Stock options	$1,424	$1,389	$4,512	$3,852
Market-based stock options	94	447	371	1,685
Time-based restricted stock units	3,128	3,371	9,594	9,893
Market-based / performance-based restricted stock units	1,766	1,585	5,389	4,655
Stock purchase plan	332	389	1,146	1,389
Total	$6,744	$7,181	$21,012	$21,474

During each of the three months ended September 30, 2026, and 2025, the Company issued fewer than 0.1 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock units. During the nine months ended September 30, 2026, and 2025, the Company issued 0.9 million and 1.0 million shares, respectively, of common stock related to stock purchase plan issuances, stock option exercises, and the vesting of restricted stock units.

13. Income taxes

Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Due to losses in the Company's U.S., Canadian and Italian operations for which no tax benefit is recognized, the Company determined the estimated annual effective tax rate method would not provide a reliable estimate of the Company's overall annual effective tax rate. As such, the Company has calculated the tax provision using the actual effective rate for the nine months ended September 30, 2026. Due to the impact of temporary differences on the Company's current U.S. tax liability for which no deferred tax benefit is recognized, the Company's effective tax rate may vary in future quarters.

For the three months ended September 30, 2026, and 2025, the effective tax rate was (15.7%) and (2.4%), respectively. For the nine months ended September 30, 2026, and 2025, the effective tax rate was (4.1%) and (1.5%), respectively. The primary factors affecting the Company's effective tax rate for the three and nine months ended September 30, 2026, were certain losses for which no tax benefit is recognized and tax amortization on certain acquired intangibles.

In October 2026, the Internal Revenue Service notified the Company of their intention to audit the tax year 2024. The Company does not currently expect the ultimate resolution to have a material impact on the Company's consolidated financial statements.

14. Earnings per share (EPS)

For the three and nine months ended September 30, 2026, no adjustments were made to net income (loss) for purposes of calculating basic and diluted EPS under the treasury stock method. The following is a reconciliation of the weighted average shares used in diluted EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, In thousands)	2026	2025	2026	2025
Weighted average common shares-basic	41,178	39,766	40,842	39,468
Effect of dilutive securities
Unexercised stock options and stock purchase plan	—	—	—	—
Unvested restricted stock units	—	—	—	—
Weighted average common shares-diluted	41,178	39,766	40,842	39,468

There were 8.6 million and 9.2 million weighted average outstanding options, time-based restricted stock units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for the three months ended September 30, 2026, and 2025, respectively, and 8.6 million weighted average outstanding options, time-based restricted stock units, performance-based stock units, and market-based stock units not included in the diluted EPS computation for both the nine months ended September 30, 2026, and 2025, respectively, because either (i) inclusion of these awards was anti-dilutive, or (ii) for performance-based stock units and market-based stock units, all necessary conditions had not been satisfied by the end of the respective period.

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

16. Subsequent Events

Subsequent to September 30, 2026, the Company and a distributor partner amended a previously exercised purchase option arrangement to defer the acquisition and incorporate the exercised purchase right into a purchase right exercisable in 2029. Accordingly, the Company is not currently required to complete the acquisition as a result of the prior exercise notice.

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

Notable financial metrics in the third quarter of 2026 and recent achievements include the following:

•
Total reported net sales of $207.9 million, an increase of 1% on a reported basis and 2% on a pro forma constant currency basis compared with the prior year period.
•
Reported net loss of $6.1 million and non-GAAP adjusted EBITDA of $26.0 million.
•
Global Spine Fixation net sales increased 1% on a reported and constant currency basis compared with the prior year period.
•
Global Limb Reconstruction net sales increased 8% on a reported basis and 9% on a constant currency basis compared with the prior year period.
•
Therapeutic Solutions net sales increased 4% compared with the prior year period.

Results of Operations

The following table provides certain items in our condensed consolidated statements of operations as a percent of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2026 (%)	2025 (%)	2026 (%)	2025 (%)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	29.5	27.8	29.2	32.0
Gross profit	70.5	72.2	70.8	68.0
Sales, general, and administrative	60.3	72.0	64.7	69.3
Research and development	7.4	7.2	7.6	8.4
Acquisition-related amortization, impairment, and remeasurement	2.1	1.3	1.9	3.9
Operating income (loss)	0.7	(8.3)	(3.4)	(13.6)
Net loss	(2.9)	(11.1)	(7.0)	(14.9)

Net Sales by Product Category and Reporting Segment

Our operations are managed through two reporting segments: Global Spine and Global Limb Reconstruction. The following tables provide net sales by product category and reporting segment:

	Three Months Ended September 30,
(Unaudited, U.S. Dollars, in millions)	2026	2025	Change	Constant Currency Change
Therapeutic Solutions	$64.0	$61.2	4.5%	4.5%
Spinal Implants, Biologics and Enabling Technologies*	107.4	108.6	(1.1%)	(1.1%)
Global Spine*	171.4	169.8	0.9%	0.9%
Global Limb Reconstruction	36.4	33.6	8.5%	9.4%
Pro forma net sales*	207.8	203.4	2.2%	2.3%
Impact from discontinuation of M6 product lines	0.1	2.2	(96.8%)	(96.8%)
Reported net sales	$207.9	$205.6	1.1%	1.2%

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in millions)	2026	2025	Change	Constant Currency Change
Therapeutic Solutions	$185.9	$178.8	3.9%	3.9%
Spinal Implants, Biologics and Enabling Technologies*	322.2	317.8	1.4%	1.4%
Global Spine*	508.1	496.6	2.3%	2.3%
Global Limb Reconstruction	107.0	96.7	10.6%	8.0%
Pro forma net sales*	615.1	593.3	3.7%	3.2%
Impact from discontinuation of M6 product lines	0.4	9.1	(95.7%)	(95.9%)
Reported net sales	$615.5	$602.4	2.2%	1.7%

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

Three months ended September 30, 2026 compared to 2025

Net sales of $171.4 million, a decrease of $0.6 million or 0.4% on a reported basis compared to the prior year period. Net sales from the M6 product lines decreased $2.2 million as a result of the discontinuation of the M6 product lines in 2025 to focus resources and investments on more profitable growth opportunities. Spinal Implants, Biologics, and Enabling Technologies excluding net sales from the M6 product lines decreased $1.2 million, or 1.1% as growth among our Top 30 distributors slowed compared with prior quarters, constrained by supplier related delays, instrument-set availability and the inefficient allocation of existing assets while our smaller distributors continued to underperform. These decreases were partially offset by an increase of $2.7 million in net sales from

Therapeutic Solutions driven by an increase in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture market.

Nine months ended September 30, 2026 compared to 2025

Net sales of $508.5 million, an increase of $2.8 million or 0.6% on a reported basis compared to prior year. Therapeutic Solutions net sales increased $7.0 million driven by an increase in gross order volumes from our continued investment in our direct sales channels for both the spine and fracture market. Spinal Implants, Biologics, and Enabling Technologies excluding sales from the M6 product lines increased $4.5 million primarily due to continued sales growth from our highest-volume distribution partners within Spine Fixation and strong growth in our International markets partially offset by a decline in sales from the M6 product lines as a result of the discontinuation of the M6 product lines in 2025, underperformance with our smaller distributors and our strategy to incentivize purchase commitments of our Spine Fixation and Biologics products over the term of each agreement, over the pursuit of capital sales with our Enabling Technology Voyager Earnout program.

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

Three months ended September 30, 2026 compared to 2025

Net sales of $36.4 million, an increase of $2.8 million or 8.5% on a reported basis and 9.4% on a constant currency basis compared to the prior year period. International sales increased $3.2 million, or 13.7% on a constant currency basis, driven by favorable timing of stocking distributor orders and commercial execution.

This growth was partially offset by a decline of net sales in the U.S. of $0.1 million, or 0.7%, and $0.3 million due to movement in foreign currency exchange rates, which had an unfavorable impact during the quarter.

Nine months ended September 30, 2026 compared to 2025

Net sales of $107.0 million, an increase of $10.3 million or 10.6% on a reported basis and 8.0% on a constant currency basis compared to prior year. International sales increased $7.7 million, or 11.4% on a constant currency basis, primarily driven by sales of new products launched in the past three years. Net sales increased $2.6 million due to movement in foreign currency exchange rates, which had a favorable impact during the year.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Net sales	$207,862	$205,634	1.1%	$615,503	$602,401	2.2%
Cost of sales	61,316	57,111	7.4%	179,704	192,726	(6.8%)
Gross profit	$146,546	$148,523	(1.3%)	$435,799	$409,675	6.4%
Gross margin	70.5%	72.2%	(1.7%)	70.8%	68.0%	2.8%

Three months ended September 30, 2026 compared to 2025

Gross profit decreased $2.0 million, or 1.3%, compared to the prior year period, primarily driven by changes in product and geography mix within our Spine Fixation portfolio.

Nine months ended September 30, 2026 compared to 2025

Gross profit increased $26.1 million, or 6.4%, compared to prior year. The gross margin improvement of 2.8% was attributable to a favorable impact from inventory reserves and manufacturing variances driven by the discontinuation of the M6 product lines and from inventory charges for certain product lines that were rationalized in the prior year as part of our integration activities following the Merger.

Sales, General, and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Sales, general, and administrative	$125,330	$148,102	(15.4%)	$398,271	$417,576	(4.6%)
As a percentage of net sales	60.3%	72.0%	(11.7%)	64.7%	69.3%	(4.6%)

Three months ended September 30, 2026 compared to 2025

Sales, general, and administrative expense decreased $22.8 million compared to the prior year period primarily due to decreases of (i) $21.2 million associated with certain legal matters, including the arbitration claims with former executives and the related securities class action complaints and (ii) lower commissions.

Nine months ended September 30, 2026 compared to 2025

Sales, general, and administrative expense decreased $19.3 million compared to the prior year primarily due to a decrease of $22.8 million associated with certain legal matters, including the arbitration claims with former executives and the related securities class action complaints partially offset by increases from higher commissions associated with increased sales.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Research and development	$15,277	$14,774	3.4%	$46,541	$50,474	(7.8%)
As a percentage of net sales	7.3%	7.2%	0.1%	7.6%	8.4%	(0.8%)

Three months ended September 30, 2026 compared to 2025

Research and development expense increased $0.5 million compared to the prior year period primarily attributable to increased costs associated with clinical trials and prototypes and from increased legal and professional fees.

Nine months ended September 30, 2026 compared to 2025

Research and development expense decreased $3.9 million compared to prior year primarily attributable to a decrease of $5.4 million related to impairments and costs associated with the discontinuation of the M6 product lines and other organizational restructuring activities in 2025 partially offset by an increase in employee compensation and benefits costs.

Acquisition-related Amortization, Impairment, and Remeasurement

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Acquisition-related amortization, impairment, and remeasurement	$4,394	$2,693	63.2%	$12,012	$23,547	(49.0%)
As a percentage of net sales	2.1%	1.3%	0.8%	2.0%	3.9%	(1.9%)

Acquisition-related amortization, impairment, and remeasurement consists of (i) amortization and impairment related to intangible assets acquired through business combinations or asset acquisitions and (ii) remeasurement of related contingent consideration arrangements, which are recognized immediately upon acquisition.

Three months ended September 30, 2026 compared to 2025

Acquisition-related amortization, impairment, and remeasurement increased $1.7 million compared to the prior year period due to an increase of $1.8 million associated with the remeasurement of a contingent consideration obligation with Lattus Spine LLC ("Lattus") assumed in the merger with SeaSpine Holdings Corporation (the "Merger"). This increase was partially offset by a $0.1 million decrease in amortization expense resulting from certain acquired intangibles becoming fully amortized in the prior year.

Nine months ended September 30, 2026 compared to 2025

Acquisition-related amortization, impairment, and remeasurement decreased $11.5 million compared to the prior year primarily driven by a $16.3 million decrease in amortization expense associated with the impairment of certain acquired intangible assets from the discontinuation of the M6 product lines partially offset by an increase of $4.8 million associated with the remeasurement of a contingent consideration obligation with Lattus assumed in the Merger.

Non-operating Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Interest expense, net	$(5,889)	$(4,681)	25.8%	$(17,638)	$(13,137)	34.3%
Other income (expense), net	(904)	(535)	69.0%	(2,416)	6,441	(137.5%)

Three months ended September 30, 2026 compared to 2025

Interest expense, net increased $1.2 million compared to the prior year period primarily due to the funding of the $65.0 million Term B Loan in January 2026.

Other expense, net increased $0.4 million compared to the prior year period primarily due to the unfavorable change associated with foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $0.7 million in the third quarter 2026 compared to a loss of $0.5 million in the third quarter of 2025.

Nine months ended September 30, 2026 compared to 2025

Interest expense, net increased $4.5 million compared to prior year due to (i) the funding of the $65.0 million Term B Loan in January 2026, (ii) an unfavorable change associated with interest income earned on certain Employee Retention Credit refunds received during 2025 and 2026, and (iii) changes in finance lease obligations and the amortization of debt issuance costs.

Other income (expense), net decreased $8.9 million compared to prior year primarily due to the unfavorable change associated with foreign currency exchange rates, as we recorded a non-cash remeasurement loss of $2.3 million in 2026 compared to a gain of $3.2 million in 2025. In addition, there was an unfavorable change of $3.2 million associated with the receipt of Employee Retention Credit refunds received during 2025 and 2026.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	% Change	2026	2025	% Change
Income tax expense	$826	$533	55.0%	$1,701	$1,352	25.8%
Effective tax rate	(15.7%)	(2.4%)	(13.3%)	(4.1%)	(1.5%)	(2.6%)

Three months ended September 30, 2026 compared to 2025

Income tax expense increased $0.3 million compared to the prior year period primarily due to increased tax on foreign operations and tax expense related to certain long-lived intangible assets. The primary factor affecting our tax expense for the third quarter of 2026 was tax amortization on certain acquired intangibles and financial statement losses for which no benefit is recognized.

Nine months ended September 30, 2026 compared to 2025

Income tax expense increased $0.3 million compared to the prior year primarily due to increased tax on foreign operations and tax expense related to certain long-lived intangible assets. The primary factor affecting our tax expense for 2026 was tax amortization on certain acquired intangibles and financial statement losses for which no benefit is recognized.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash at September 30, 2026, totaled $86.9 million compared to $85.1 million at December 31, 2025. The following table presents the net change in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2026, and 2025, respectively:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Net cash provided by (used in) operating activities	$(23,471)	$5,650	$(29,121)
Net cash used in investing activities	(37,664)	(23,727)	(13,937)
Net cash provided by (used in) financing activities	63,228	(3,163)	66,391
Effect of exchange rate changes on cash	(288)	1,448	(1,736)
Net change in cash, cash equivalents, and restricted cash	$1,805	$(19,792)	$21,597

The following table presents free cash flow, a non-GAAP financial measure, which is calculated by subtracting capital expenditures from net cash from operating activities:

	Nine Months Ended September 30,
(Unaudited, U.S. Dollars, in thousands)	2026	2025	Change
Net cash provided by (used in) operating activities	$(23,471)	$5,650	$(29,121)
Capital expenditures	(37,810)	(23,749)	(14,061)
Free cash flow	$(61,281)	$(18,099)	$(43,182)

Operating Activities

Cash flows from operating activities decreased $29.1 million as a result of (i) a favorable change in net loss of $42.8 million, (ii) a decrease of $32.2 million associated with non-cash gains and losses, such as depreciation, amortization, and impairments, and inventory reserve expenses, and (iii) a decrease of $44.1 million relating to changes in working capital accounts, primarily attributable to changes in accounts receivable, inventories, and other current liabilities.

Two of our primary working capital accounts are accounts receivable and inventory. Days sales in receivables were 58 days as of September 30, 2026, compared to 59 days as of September 30, 2025 (calculated using third quarter net sales and ending accounts receivable). Inventory turns decreased to 1.3 times as of September 30, 2026 compared to 1.5 times as of September 30, 2025 (calculated using trailing twelve-month cost of goods sold and ending net inventories).

Investing Activities

Cash flows used in investing activities increased $13.9 million due to an increase in spend of $14.1 million in capital expenditures and partially offset by an increase of $0.1 million in other investing activities.

Financing Activities

Cash flows from financing activities increased $66.4 million primarily attributable to (i) an increase of $64.0 million associated with net borrowing activities related to our credit facilities in the first quarter of 2026 compared to the prior year period, (ii) a favorable change of $1.8 million associated with contingent consideration payments in 2026 compared to the prior year period, and (iii) a favorable change of $0.5 million in debt issuance costs associated with our credit facilities in 2026 compared to the prior year period.

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

The Credit Agreement contains financial covenants requiring us to maintain a minimum level of liquidity at all times and to maintain a maximum total debt-to-EBITDA leverage ratio (measured on a quarterly basis) during the term of the facility. As of September 30, 2026, we were in compliance with all required financial covenants.

As of September 30, 2026, we had $225.0 million of outstanding borrowings under the Credit Agreement related to the Initial Term Loan and the Term B Loan. We have not made any borrowings under the Term C Loan as of September 30, 2026.

As of September 30, 2026, we had no borrowings on our available lines of credit in Italy, which provide up to an aggregate amount of €5.5 million ($6.2 million).

Other

For information regarding contingencies, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.

Lattus Contingent Consideration

Under the terms of a contingent consideration obligation in a purchase agreement assumed in the Merger, we may be required to make installment payments to Lattus (the "Lattus Contingent Consideration") at certain dates based on future net sales of certain products (the "Lateral Products"). The estimated fair value of the Lattus Contingent Consideration as of September 30, 2026, was $4.9 million. The actual amount ultimately paid could be higher or lower than the estimated fair value of the Lattus Contingent Consideration. As of September 30, 2026, we classified the remaining Lattus Contingent Consideration liability of $4.9 million within other current liabilities.

In the third quarter of 2026, we made installment payments related to the Lattus Contingent Consideration of $6.0 million. For additional discussion of this matter, see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the third quarter of 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

Ratification of Certain Matters

On November 3, 2026, the Company’s Board of Directors adopted resolutions ratifying (the “Ratification”) under Section 204 of the General Corporation Law of the State of Delaware (the “DGCL”): (a) the grant of certain performance-based restricted stock units and time-based restricted stock units collectively with respect to a maximum aggregate of 441,695 shares (the “Equity Awards”) of the Company’s common stock (of which Equity Awards with respect to 241,695 shares of common stock may constitute putative stock) granted under the Company’s 2012 Long-Term Incentive Plan, as amended (the “2012 LTIP”), due to the failure of the issuance of the Equity Awards to have been authorized in accordance with the 2012 LTIP and Delaware law and (b) an amendment to the 2012 LTIP, effective as of January 1, 2025, to increase the individual sublimit on the number of shares of stock subject to certain awards that may be granted to individual award recipients in a fiscal year under the 2012 LTIP (the “Applicable Sublimit”), and thereby permit the grant of the Equity Awards. The Company inadvertently issued and delivered, on March 3, 2025, the Equity Awards to the Company’s President and Chief Executive Officer in excess of the then-200,000 share Applicable Sublimit. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization as described above or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions must be brought by the later of 120 calendar days from (i) the validation effective time (which was November 3, 2026) and (ii) the giving of this notice (which is deemed given on November 9, 2026, the date that this Quarterly Report on Form 10-Q has been filed with the Securities and Exchange Commission).

Item 6. Exhibits

10.1*	Amendment No. 6 to the Orthofix Medical Inc. Amended and Restated 2012 Long-Term Incentive Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1#	Section 1350 Certifications of each of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORTHOFIX MEDICAL INC.

Date: November 9, 2026	By:	/s/ MASSIMO CALAFIORE
	Name:	Massimo Calafiore
	Title:	President and Chief Executive Officer

Date: November 9, 2026	By:	/s/ JULIE ANDREWS
	Name:	Julie Andrews
	Title:	Chief Financial Officer